Form 10-Q
period 1997-09-30
AEROCENTURY CORP
filed 1997-11-13
CIK 1036848

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1997

or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the transition period from   to

   Commission File Number:  333-24743

                          AEROCENTURY CORP.
(Exact name of small business issuer as specified in its charter)

                          CALIFORNIA
                   (State or other jurisdiction
                 of incorporation or organization)

                         94-3263974
               (I.R.S. Employer Identification No.)

                   1440 CHAPIN AVE., SUITE 310
                     BURLINGAME, CALIFORNIA
             (Address of principal executive office)

                           94010
                         (Zip Code)

                 Issuer's telephone number,
           including area code:   (650) 696-3900

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements
 for the past 90 days.   Yes     /X/      No

On November 13, 1997, 150,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):
 Yes       No   /X/



PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                           AEROCENTURY CORP.
               (A Development Stage Delaware Corporation)
                             Balance Sheet
                          September 30, 1997
                              (Unaudited)



ASSETS


Cash                                    $   127,898
Organization costs                              453
                                        -----------
Total Assets                            $   128,351
                                        ===========



LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities
  Accounts payable                       $  167,000
  Payable to affiliates                      50,406
                                        -----------
                                            217,406

Shareholder's Equity:
Common Stock, $.001 par value,
  3,000,000 shares authorized, 150,000
  shares issued and outstanding                 150
Paid in capital in excess of par            149,850
Accumulated deficit                        (239,055)
                                        -----------
Total shareholder's equity                 ( 89,055)
                                        -----------
Total Liabilities and
  Shareholder's Equity                  $   128,351
                                        ===========




See accompanying notes.




                            AeroCentury Corp.
               (A Development Stage Delaware Corporation)
                        Statements of Operations
                               (Unaudited)


                                                 For the Period
                                                 from Inception
                      For the Quarter Ended   (February 28, 1997)
                        September 30, 1997   to September 30, 1997
                        ------------------    --------------------
Revenues -

   Interest income           $       642         $      1,523

Expenses -

   Consolidation
     offering costs              109,562              240,578
                             -----------         ------------

Net Loss                     $  (108,920)        $   (239,055)
                             ===========         ============

Weighted average
 common shares                   150,000              150,000
                             ===========         ============

Loss per common share              (0.73)               (1.59)
                             ===========         ============













See accompanying notes.










                            AeroCentury Corp.
              (A Development Stage Delaware Corporation)
                       Notes to Financial Statements
                           September 30, 1997
                                (Unaudited)


1.   Basis of Presentation

   AeroCentury Corp. (the "Company") was incorporated in the state of Delaware on February 28, 1997. All of the Company's outstanding stock is owned by JetFleet Management Corp. ("JMC"), a California corporation formed in January 1994. JMC is an integrated aircraft management, marketing and financing business and also manages, on behalf of their general partners and shareholders, respectively, the aircraft assets of JetFleet Aircraft, L.P. and JetFleet Aircraft II, L.P. (collectively, the "Partnerships"), and JetFleet III and AeroCentury IV, Inc., California corporations which are subsidiaries of JMC.

   The accompanying balance sheet at September 30, 1997 and statements of operations for the quarter ended September 30, 1997 and the period from inception (February 28, 1997) to September 30, 1997 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such period is not necessarily indicative of results of operations for a full year.

2.   Organization and Capitalization

   The Company was formed solely for the purpose of acquiring the Partnerships in a statutory merger (the "Consolidation"). The Partnerships, formed under California law, invest in leased aircraft equipment. A Registration Statement on Form S-4 for the proposed Consolidation became effective on September 23, 1997 and the proposed Consolidation has been submitted to the limited partners of the Partnerships for their approval. Upon completion of the Consolidation, the Company will continue in the aircraft leasing business and plans to use leveraged financing to acquire additional aircraft assets on lease.

   The Company maintains its cash balance of $127,898 in a regional bank headquartered in San Francisco. Of this amount, $27,898 is not federally insured.

   Accounts payable and payable to affiliates primarily consist of offering costs incurred in connection with the proposed
Consolidation.

3.   Related Party Transactions

   At September 30, 1997 JMC had incurred $50,406 of Consolidation costs on behalf of the Company.

   Upon completion of the Consolidation, the Company's portfolio of leased aircraft assets will be managed and administered under the terms of a management agreement with JMC. Under this agreement, JMC will receive a monthly management fee based on the net asset value of the assets under management. In addition, JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction, and provided further that the aggregate purchase price including chargeable acquisition costs and any brokerage fee shall not exceed the fair market value of the asset based on appraisal.












ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

   The Company's cash and temporary investments were $127,898 at September 30, 1997. The Company estimates that costs associated with the Consolidation will approximate $325,000. Consolidation costs of $240,578 have been incurred at September 30, 1997 of which $217,406 is included in liabilties. It is anticipated that such offering costs in excess of current cash balances will be financed through short-term payables and paid at the time of the Consolidation. Should the Consolidation not occur, the Company's sole shareholder, JetFleet Management Corp., has committed to pay such costs.

Results of Operations

   The Company has yet to generate a profit due to the fact that the Company is recently formed. For the remainder of 1997, the Company does not anticipate significant operating activity, other than incurring merger costs in connection with the proposed consolidation of JetFleet Aircraft, L. P. and JetFleet Aircraft II, L.P. with and into the Company (the "Consolidation").

Competition

   Upon Consolidation, the Company will compete with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources and more experience than the Company.















SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 1997.

         AeroCentury Corp.



         By:  /s/ Neal D. Crispin
             --------------------
            Neal D. Crispin
            Title:  President

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 13, 1997.

      Signature         Title



/S/ Toni M. Perazzo      Vice President - Finance
-------------------
Toni M. Perazzo



/s/ Neal D. Crispin      President
-------------------
Neal D. Crispin


EXHIBIT INDEX


Exhibit No.           Description       Page No.
------------          ------------         ---------

EX-27                Financial Data Schedule