Form 10KSB
period 1997-12-31
AEROCENTURY CORP
filed 1998-03-31
CIK 1036848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______TO _______

                             COMMISSION FILE NUMBER
                                    001-13387

                                AEROCENTURY CORP.
                 (Name of small business issuer in its charter)

                DELAWARE                                    94-3263974
     (State or other jurisdiction of           (I.R.S. Employer Identification No.)
      incorporation or organization)

      1440 CHAPIN AVENUE, SUITE 310
         BURLINGAME, CALIFORNIA                              94010
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:  (650) 340-1888

Securities registered pursuant to Section 12(b) of the Act:

              Title of Each Class                             Name of Exchange on Which Registered
              -------------------                             ------------------------------------
              Common Stock, $0.001 par value                           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the issuer's most recent fiscal year. $1,672

On March 24, 1998 the aggregate market value of the voting and non-voting Common equity held by non-affiliates (computed by reference to the price at which the common equity was sold) was $8,474,628.

As of March 27, 1998 the Issuer has 1,606,557 Shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                               ---    ---

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I

ITEM 1:       BUSINESS

Business of the Company

AeroCentury Corp. (the "Company") was incorporated in the state of Delaware on February 28, 1997 ("Inception"). The Company was formed solely for the purpose of acquiring JetFleet Aircraft, L.P. ("JetFleet I") and JetFleet Aircraft II, L.P. ("JetFleet II"), California limited partnerships (collectively, the "Partnerships") in a statutory merger (the "Consolidation"). JetFleet I and JetFleet II were organized in October 1989 and October 1991, respectively. Prior to the Consolidation, the Partnerships engaged in the business of ownership, management, leasing and acquisition of a portfolio of aircraft equipment. Upon completion of the Consolidation, which occurred on January 1, 1998, the Company succeeded to the Partnerships' aircraft leasing business and hopes to use leveraged financing to acquire additional aircraft assets on lease.

At December 31, 1997 all of the Company's outstanding common stock was owned by JetFleet Management Corp. ("JMC"), a California corporation formed in January 1994. JMC is an integrated aircraft management, marketing and financing business. JMC also managed, on behalf of their general partners and limited partners, the aircraft assets of the Partnerships. JMC is the management company for the Company pursuant to the Management Agreement between JMC and the Company.

In connection with the Consolidation, the Company issued 1,456,557 shares of Common Stock of the Company, $0.001 par value, to the limited and general partners of the Partnerships in exchange for their respective partnership interests in the Partnerships. In the Consolidation 99.5% of the total outstanding limited partnership units outstanding of the Partnerships were exchanged for Common Stock of the Company. The acquisition of the Partnerships by the Company was treated as a "pooling-of-interests" under generally accepted accounting principles, with the assets and liabilities of the combining entities recorded at historical cost on the Consolidation date.

The business of the Partnerships that the Company intends to continue is ownership, management, leasing and acquisition of aircraft. The Company intends to continue the Partnerships' focus on the turboprop aircraft equipment for lease to domestic and foreign regional air carriers. The principal business objectives of the Company are to achieve a stable and increasing source of cash flow which will be available for reinvestment into other revenue-producing assets in order to raise stockholder value over time.

Working Capital Needs

In order to meet its business objectives, the Company must acquire additional assets. In order to acquire such additional assets, the Company intends to seek debt financing to be secured by the existing or to-be-acquired assets of the Company. The Company is currently in discussions with several financial institutions regarding financing and hopes to have a loan facility in place by mid- 1998. The Company may also seek equity financing to obtain additional working capital, which could dilute the equity holdings of current shareholders.

Competition

The Company competes for customers, generally commercial aircraft operators, that are seeking financing for existing aircraft or aircraft to be acquired. Generally, the Company intends to finance aircraft using sale-leaseback transactions. Management believes that lease financing customers choose financing alternatives based largely on price (i.e. lease rates), lease terms such as return conditions and reserve payment requirements. For this reason, customer loyalty is often limited.

The Company faces competition from other companies providing financing, including leasing companies, banks and other financial institutions and aircraft leasing partnerships. Management believes that competition may increase if competitors who have traditionally neglected the turbo- prop and regional air carrier market begin to focus on the growing regional aircraft market. Because competition is largely based on price and lease terms, the entry of new competitors into the market, particularly those with greater access to capital markets than the Company's, could lead to fewer financing opportunities for the Company and/or financing terms less favorable to the Company on new financing transactions and renewals of existing leases. This could lead to lower revenues for the Company.

The Company, however, believes that it currently has a competitive advantage because of its experience and efficiency in financing the smaller transaction sizes that are desired by the regional air carrier market. Management believes that the Company will also have a competitive advantage through its relationship with JMC, which has developed a reputation as a global participant in the aircraft leasing market.

Dependence on Significant Customer

Approximately 29% of the assets of the Company (based upon appraised fair market values as of October 1997), consisting of three de Havilland Dash-7 aircraft are subject to a lease with Raytheon Corp. Raytheon, in turn, uses the Dash-7 aircraft under a master contract to provide support services to the U.S. Army in Kwajalein, Marshall Islands. The current aircraft lease between the Company and Raytheon expires on September 30, 1998, but is subject to a lessee renewal option exercisable on or before July 30, 1998.

Employees

Pursuant to the Company's management contract with JetFleet Management Corp. ("JMC"), JMC is responsible for all administration and management of the Company. Consequently, the Company does not have any employees on its payroll.


ITEM 2:       PROPERTIES

As of December 31, 1997, the Company did not own or lease any real property, plant or materially important physical properties. The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California, 94010. All office facilities are provided by JMC without reimbursement by the Company.

Upon consummation of the Consolidation, the Company succeeded to the ownership of the following aircraft assets:

Asset                        % Interest           Year Acquired
-----                        ----------           -------------
DHC-7-103 S/N 72 .....         99.90*                  1991
DHC-7-102 S/N 57 .....         99.90*                  1991
DHC-7-102 S/N 44 .....        100.00                   1992
DHC-7-103 S/N 11 .....        100.00                   1992
DHC-6-300 S/N 666 ....        100.00                   1995
Metro II, SA-227-AC ..        100.00                   1995
Metro II, SA-226 .....         50.00**                 1996
Turboprop Engines (24)        100.00              1993-1994
PT6A-50 Engine .......        100.00                   1993

------------------

*    0.1% owned by unrelated third party seller of aircraft.

** The other 50% undivided interest is owned by JetFleet III, an affiliated equipment program.

     The Company also owns a DC-9 Aircraft on a financing lease to AeroCalifornia. This asset is treated as a financing lease because at the end of the lease term, the lessee has a bargain purchase option. Therefore, the value of the asset reflected on the Company's books is based on the present value of the lease receivable rather than the value of the aircraft subject to the lease.

     On March 6, 1998, the Company acquired a Shorts SD-360 turboprop aircraft on lease to Gill Aviation, Ltd., a regional airline operating in the United Kingdom under the name "Gill Airways."

ITEM 3:  LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4:  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5:  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SECURITYHOLDER
         MATTERS

The shares of the Company's Common Stock are traded on the American Stock Exchange ("AMEX") under the symbol "ACY."

Market Information

The Company's Common Stock has been traded on the AMEX since January 16, 1998. Consequently, price information is not applicable for the period ended December 31, 1997. The following is price information from January 16, 1998 until March 24, 1998:

     Period                                High               Low
     ------                                ----               ---
1/16/98 to 3/24/98                         9-3/4             5-5/8

On March 24, 1998, the closing stock sales price on the AMEX was $6.00 per share.


Number of Security Holders

The approximate number of holders of record of the shares of the Company's Common Stock was 2,200 as of March 24, 1998.

Dividends

No dividends have been declared or paid to date. The Company does not intend to declare or pay dividends in the foreseeable future, and intends to re-invest any earnings into acquisition of additional revenue generating assets.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

At the end of 1997, prior to the Consolidation, the Company had cash balances of $7,980. At the same time, it had liabilities of $365,666 which were almost all Consolidation costs.

As a consolidated entity, on January 1, 1998, the Company had $1,227,015 of unrestricted cash. Approximately $340,000 of the December 31, 1997 liability balance has been paid in 1998. During January 1998 the Company segregated $523,851 of its consolidated unrestricted cash balance for current maintenance on DHC-7-103 S/N 72 for which the Company is responsible. In addition, the Company plans to segregate $27,600 per month until a total of $303,600 is reached at December 31, 1998 in order to maintain reserves at the level that management believes is necessary to meet maintenance requirements for which the Company will be responsible. All aircraft in the consolidated portfolio are currently on lease. Under this scenario, management believes that the Company will have adequate cash flow to meet any on-going operational needs.

Three of the four Dash-7 aircraft in the Company's portfolio are leased to a subsidiary of Raytheon Service Company and used by Raytheon to provide transportation and support services to the U.S. Army under a government contract. This aircraft lease expires in September 1998, but Raytheon has a two-year renewal option, exercisable on or before July 30, 1988. Management believes that Raytheon will exercise its two-year renewal option. However, if Raytheon did not exercise the renewal option, management estimates that the Company could continue to generate positive cash flow for a period in excess of one year while these three aircraft are being remarketed. All other assets are under operating leases which expire March 1999 through April 2001.

Results of Operations

The Company had no significant operations during 1997 other than incurring costs in connection with the proposed Consolidation.

As a result of the Consolidation, the Company will continue the Partnerships' business. The Company intends to continue the Partnerships' focus on the turboprop aircraft equipment for lease to domestic and foreign regional air carriers. The principal business objectives of the Company are to achieve a stable and increasing source of cash flow available for reinvestment into other revenue- producing assets in order to raise stockholder value over time.

The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and resale value of many types of older aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease; however, the Company believes that just as general economic conditions have improved over the last few years, the aircraft industry is improving, with both demand, asset prices and lease rates strengthening and increasing.

Factors that May Affect Future Results

Certain statements contained in this report and, in particular, the discussion in the "Management Discussion and Analysis or Plan of Operation" and the "Business" sections above, are forward- looking statements. These include statements of the Company's plans, objectives, expectations and intentions regarding the Company's ability to meet cash flow requirements, increase the level of cash reserves, obtain acquisition indebtedness, and acquire additional assets; the likelihood of renewal of the Raytheon leases; the Company's objective of achieving a stable and increasing source of cash flow and increased stockholder value over time; and the market for used aircraft and its continued improvement. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions and future trends and results cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Factors that could cause o contribute to such differences include those discussed below:

Availability of Financing. The Company's ability to achieve its business objectives is dependent, in part, on the ability of the Company to obtain debt and/or equity financing for acquisition of additional assets. While the Company is in discussions with a number of financial institutions regarding financing, the Company has not yet received any enforceable agreement for an institution to provide such financing. There can be no assurance that the necessary amount of capital will be available to the Company on favorable terms, or at all. If the Company were unable to continue to obtain any portion of required financing on favorable terms, the Company's ability to add new leased assets to its portfolio would be limited, which would have a material adverse effect on the Company's business objective of increasing its revenue.

Additional debt financing will subject the Company to increased risks of leveraging. Additional equity financing may dilute the equity holdings of the Investors. In any event, due to the cyclical nature of the aircraft industry, there is no assurance that assets acquired by the Company will retain their anticipated resale value or will generate the income anticipated over their useful life.

Acquisition of Additional Assets by the Company. The Company intends to seek debt financing which may be secured by the existing or to-be-acquired assets of the Company. The Company intends to use the proceeds of any such financing to acquire additional assets for the purpose of generating income for the Company. The Company anticipates it will be able to expend the entire net financing proceeds on the acquisition of additional assets on terms favorable to the Company, but the Company has not entered into any contracts and there is no assurance that the Company will be able to purchase assets and sell or lease assets on favorable terms.

Reliance on JMC. All management of the Company will be performed by JMC pursuant to a Management Agreement between JMC and the Company which has a 20-year term and provides for an asset-based management fee. JMC will not be a fiduciary to the Company or its stockholders. The Board of Directors will, however, have ultimate control and supervisory responsibility over all aspects of the Company and will owe fiduciary duties to the Company and its stockholders. In addition, while JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices. There may, however, be conflicts of interest arising from such dual roles.

The Management Agreement may be terminated upon a default in the obligations of JMC to the Company, and provides for liquidated damages in the event of a wrongful termination of the Agreement by the Company. Many of the officers of JMC are also officers of the Company, and certain directors of the Company are also directors of JMC. Consequently, the directors and officers of JMC may have a conflict of interest in the event of a dispute over obligations between the Company and JMC.

Ownership Risks. Most of the Company's portfolio is leased under operating leases, where the terms of the leases do not take up the entire useful life of an asset. The Company's ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the Company's ability to re-lease or resell the asset after the expiration of the initial lease term. Some of the factors that have an impact on the Company's ability to release or re-sell include general market conditions, regulatory changes that may make an asset's use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments which cause the asset to become obsolete. In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in marketable condition as required under the lease. If the Company is unable to remarket or sell its aircraft equipment on favorable terms when the operating lease for such equipment expires, the Company's business, financial condition, cash flow, ability to service debt and results of operation could be adversely affected.

Raytheon Lease Renewal. Three of the four Dash-7 aircraft in the Company's portfolio are leased to a subsidiary of Raytheon Service Company and used by Raytheon to provide transportation and support services to the U.S. Army under a government contract. This aircraft lease expires in September 1998, but Raytheon has a two-year renewal option, exercisable on or before July 30, 1998. If the contract is not renewed, then the Company will be required to remarket those aircraft. Any re-lease may require some refurbishment, which may be at the Company's expense even if the aircraft is returned by lessee in complete compliance with the lease. While such refurbishment is being performed and until an aircraft is delivered to a new lessee, the Company may experience a loss of revenue. The Company believes that in the event of non-renewal with respect to any of the leases, the notice period will provide the Company with sufficient time to locate a new lessee on favorable lease terms. There can be no assurance, however, that the Company will not experience some adverse effect on its revenue and expenses as a result of the non-renewal of the Raytheon lease.

Lessee Credit Risk. If a lessee defaults upon his obligations under a lease, the Company may be limited in its ability to enforce remedies. Most of the Company's lessees are small domestic and foreign regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company's inability to collect rent under a significant lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect the Company's revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, under Section 1110 of the Bankruptcy Code, the Company would be automatically prevented from exercising any remedies for a period of 60 days. By the end of the 60 day period, the lessee must agree to perform the obligations and cure any defaults, or the Company would have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant litigation, however, and it is possible that the Company's enforcement rights may still be further adversely affected by a declaration of bankruptcy by a defaulting lessee.

International Risks. Leases with foreign lessees may present somewhat greater credit risks because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. Although the Company's current leases are all payable in U.S. dollars, in the future, it may agree to leases which permit payment in foreign currency. The Company could also experience collection problems related to the enforcement of its lease agreements under foreign local laws and the attendant remedies in foreign jurisdictions. Certain countries do not have a reliable registration or other recording system with which to locally establish the Company's interest in equipment, and related leases. This could add difficulty in recovering an engine in the event that a foreign lessee defaults.

Government Regulation. There are a number of areas in which government regulation may result in costs to the Company. These include aircraft registration, safety requirements, required equipment modifications, and aircraft noise requirements. Although it is contemplated that the burden of complying with such requirements will fall primarily upon lessees of equipment, there can be no assurance that the cost of complying with such government regulations will not fall on the Company. Furthermore, future government regulations could cause the value of any non- complying equipment owned by the Company to substantially decline.

Competition. The aircraft leasing industry is highly competitive. The Company will compete with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources and more experience than the Company. The Company, however, believes that it has a competitive advantage in its niche market of financing used turbo-prop aircraft to regional air carriers. This market segment which is characterized by transaction sizes of less than $10 million and lessee credits that are strong, but generally unrated and more speculative than that of the major air carriers, is not well served by the Company's larger competitors in the aircraft industry. JMC, the management company for the Company, has developed a reputation as a global participant in this segment of the market, and the Company believes this will benefit the Company. There is no assurance that the lack of significant competition from the larger aircraft leasing companies will continue or that the reputation of JMC will continue to be strong in this market segment and benefit the Company.

Casualties, Insurance Coverage. The Company, as owner of transportation equipment could be held liable for injuries or damage to property caused by its assets. Though some protection may be provided by the United States Aviation Act with respect to its aircraft assets, it is not clear to what extent such statutory protection would be available to the Company. Though the Company may carry insurance or require a lessee to insure against a risk, some risks of loss may not be insurable. An uninsured loss with respect to the Equipment or an insured loss for which insurance proceeds are inadequate, would result in a possible loss of invested capital in and any profits anticipated from such equipment.

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and will involve a number of substantial risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry. Ability to re-lease or resell equipment at acceptable rates may depend on the demand and market values at the time of re-lease or resale. The Company anticipates that the bulk of the equipment it acquires will be used aircraft equipment. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and resale value of many types of older aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's expected concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those aircraft engine types should decline in value.

Risks Related to Regional Air Carriers. Because the Company has concentrated its existing leases and intends to concentrate on leases to regional air carriers, it will be subject to certain risks. First, lessees in the regional air carrier market include a number of companies that are start-up, low capital, low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. This market segment is also characterized by low entry costs, and thus, there is strong competition in this industry segment from start-ups as well as major airlines. Thus, leasing transactions with these types of lessees results in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy. The Company will evaluate the credit risk of each lessee carefully, and will attempt to obtain third party guaranties, letters of credit or other credit enhancements, if it deems such is necessary. There is no assurance, however, that such enhancements will be available or that even if obtained will fully protect the Company from losses resulting from a lessee default or bankruptcy. Second, a significant area of growth of this market is in areas outside of the United States, where collection and enforcement are often more difficult and complicated than the United States.

Possible Volatility of Stock Price . The market price of the Company's Common Stock could be subject to fluctuations in response to operating results of the Company, changes in general conditions in the economy, the financial markets, the airline industry, changes in accounting principles of tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, some of which may be unrelated to the Company's performance. Also, because the Company has a relatively small capitalization of approximately 1.6 million shares, there is a correspondingly limited amount of float. Consequently, a single or small number of trades could result in a market fluctuation not related to any business or financial development relating to the Company.

Because the Company was listed immediately after its creation by the merger of two pre-existing partnerships, there is no actual historical earnings or other financial information on the Company. The Company believes that as a result of this, the Company's Common Stock does not yet have any significant following by research analysts or investment bankers, and is not likely to have such following until two or more fiscal quarters have passed and the Company has published its actual financial results for those quarters. There is, however, no assurance that the Company will ever generate significant followings among analysts. The lack of financial analysts following the Company's Common Stock makes it unlikely that there will be any strong buying demand for the Company's stock in the near term. The Company's shareholders are still primarily composed of former limited partners, some of whom have already sold and may continue to sell their shares of the Company's Common Stock to achieve liquidity of their initial investment in the predecessor partnerships of the Company. This circumstance combined with the lack of actual historical information about the Company and lack of a strong buyer's demand has resulted in downward pressure on the price of the Company's stock, unrelated to the Company's business and financial performance.

ITEM 7:  FINANCIAL STATEMENTS

(a)     Financial Statements and Schedules

        (1)     Financial statements for AeroCentury Corp.:

                    Report of Independent Auditors, Vocker Kristofferson and Co. Balance Sheet as of December 31, 1997
                    Statement of Operations for the Period from Inception
                     (February 28, 1997) to December 31, 1997
                    Statement of Changes in Shareholder's Equity for the
                     Period from Inception (February 28, 1997) to
                     December 31, 1997
                    Statement of Cash Flows for the Period from Inception
                     (February 28, 1997) to December 31, 1997
                    Notes to Financial Statements

        (2)     Schedules:

                All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholder of AeroCentury Corp.

We have audited the accompanying balance sheets of AeroCentury Corp., a development stage Delaware corporation, as of December 31, 1997 and the related statements of operations, shareholder's equity and cash flow for the period from Inception (February 28, 1997) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury Corp. at December 31, 1997 and the related statements of operations, shareholder's equity and cash flow for the period from Inception (February 28, 1997) through December 31, 1997 in conformity with generally accepted accounting principles.



VOCKER KRISTOFFERSON AND CO.

March 16, 1998
San Mateo, California

                                AEROCENTURY CORP.
                   (A Development Stage Delaware Corporation)
                                  Balance Sheet
                                December 31, 1997


                                     ASSETS


Cash                                                                   $   7,980
Organization costs                                                           453
Prepaid expenses                                                           5,000
Deferred tax asset                                                        87,766
                                                                       ---------
Total Assets                                                           $ 101,199
                                                                       =========



                    LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities -
  Accounts payable                                                     $ 207,689
  Payable to affiliates                                                  157,099
  Taxes payable                                                              878
                                                                       ---------
Total liabilities                                                        365,666
                                                                       ---------

Shareholder's Equity:
 Preferred stock, $.001 par value, 2,000,000 shares
    authorized, no shares issued and outstanding                              --
  Common stock, $.001 par value, 3,000,000 shares
    authorized, 150,000 shares issued and outstanding                        150
  Paid in capital                                                        149,850
  Accumulated deficit                                                   (414,467)
                                                                       ---------
Total shareholder's equity                                              (264,467)
                                                                       ---------
Total liabilities and shareholder's equity                             $ 101,199
                                                                       =========




See accompanying notes.

                                AeroCentury Corp.
                   (A Development Stage Delaware Corporation)
                             Statement of Operations
                For the Period From Inception (February 28, 1997)
                              to December 31, 1997




Revenues -

      Interest income                            $   1,672

Expenses:

      Consolidation offering costs                 502,383
      Delaware franchise tax                           576
      Other                                             68
                                                 ---------
                                                   503,027
                                                 ---------
Loss before taxes                                 (501,355)

Tax benefit                                         86,888
                                                 ---------
Net loss                                         $(414,467)
                                                 =========



See accompanying notes.

                                AeroCentury Corp.
                   (A Development Stage Delaware Corporation)
                  Statement of Changes in Shareholder's Equity
                For the Period From Inception (February 28, 1997)
                              to December 31, 1997


                                     Preferred      Common         Paid-in       Accumulated
                                       Stock        Stock          Capital         Deficit           Total
                                     ---------    ----------      ---------      -----------       ---------
Issued on March 5, 1997
  150,000 shares at par value           $--       $     150       $ 149,850       $      --        $ 150,000
  of $.001

Net loss, Inception (February 28,
  1997) to December 31, 1997             --              --              --        (414,467)        (414,467)
                                     ---------    ----------      ---------      -----------       ---------
Total, December 31, 1997                $--       $     150       $ 149,850       $(414,467)       $(264,467)
                                     =========    ==========      =========      ===========       =========



See accompanying notes.

                                AeroCentury Corp.
                   (A Development Stage Delaware Corporation)
                             Statement of Cash Flows
                For the Period From Inception (February 28, 1997)
                              to December 31, 1997



Operating activities:
  Net loss                                                                 $(414,467)
  Change in operating assets and liabilities:
           Organization costs                                                   (453)
           Prepaid expenses                                                   (5,000)
           Deferred tax asset                                                (87,766)
           Accounts payable                                                  207,689
           Payable to affiliates                                             157,099
           Taxes payable                                                         878
                                                                           ---------
           Net cash used by operating activities                            (142,020)

  Financing activity - issuance of common stock                              150,000
                                                                           ---------
           Cash, December 31, 1997                                         $   7,980
                                                                           =========


                            See accompanying notes.

                                AeroCentury Corp.
                   (A Development Stage Delaware Corporation)
                          Notes to Financial Statements
                                December 31, 1997


1.   Basis of Presentation

     AeroCentury Corp. (the "Company") was incorporated in the state of Delaware on February 28, 1997. At December 31, 1997, all of the Company's outstanding stock was owned by JetFleet Management Corp. ("JMC"), a California corporation formed in January 1994. JMC is an integrated aircraft management, marketing and financing business and also manages, on behalf of their general partners and limited partners, respectively, the aircraft assets of JetFleet Aircraft, L.P. and JetFleet Aircraft II, L.P. (collectively, the "Partnerships"), and JetFleet III and AeroCentury IV, Inc., California corporations which are subsidiaries of JMC.

     Income taxes

     The Company follows the liability method of accounting for income taxes as required by the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.   Organization and Capitalization

     The Company was formed solely for the purpose of acquiring the Partnerships in a statutory merger (the "Consolidation"). The Partnerships, formed under California law, invest in leased aircraft equipment. A Registration Statement on Form S-4 for the proposed Consolidation became effective on September 23, 1997 and the Consolidation was effective January 1, 1998 (Note 7). Upon completion of the Consolidation, the Company will continue in the aircraft leasing business and plans to use leveraged financing to acquire additional aircraft assets on lease.

3.   Accounts payable and Payable to affiliates

     Accounts payable and payable to affiliates primarily consist of Consolidation costs incurred in connection with the proposed business combination.

4.   Consolidation offering costs

     As discussed in Note 7, the Consolidation on January 1, 1998 as been treated as a pooling-of-interests. Under this method of accounting, the Consolidation offering costs have been expensed. Those expenses were comprised of the following:

                                AeroCentury Corp.
                   (A Development Stage Delaware Corporation)
                          Notes to Financial Statements
                                December 31, 1997


4.   Consolidation offering costs (continued)

                     Legal                                 $184,784
                     Investment banking fee                 125,000
                     Printing and electronic filing          61,793
                     Accounting                              16,745
                     American Stock Exchange                 15,000
                     Postage and delivery                    14,012
                     Consulting                              11,950
                     SEC and blue sky fees                    8,024
                     Investor services                        6,701
                     Other                                   58,374
                                                           --------
                                                           $502,383
                                                           ========

5.   Income taxes

     The items comprising income tax expense are as follows:

Current tax provision:
     Federal                                        $     78
     State                                               800
                                                    --------
     Current tax provision                          $    878

Deferred tax provision:
     Federal                                        $(74,912)
     State                                           (12,854)
                                                    --------
     Deferred tax provision                         $(87,766)
                                                    --------
Total provision for income taxes                    $(86,888)
                                                    ========

     The Company has recorded the future benefit of the loss carryforward and no valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet. The Company's net operating losses may be carried forward for fifteen years and expire in 2012.

                                AeroCentury Corp.
                   (A Development Stage Delaware Corporation)
                          Notes to Financial Statements
                                December 31, 1997


5.   Income taxes (continued)

     Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

Income tax expense at
   statutory federal income tax rate                    $(170,733)
State taxes net of federal benefit                        (29,298)
Non-deductible consolidation costs                        112,355
California Minimum Franchise Tax                              800
Other                                                         (12)
                                                        ---------
Total income tax expense                                $ (86,888)
                                                       ==========

6.   Related party transactions

     At December 31, 1997, JMC had incurred $157,099 of Consolidation costs on behalf of the Company.

     Upon completion of the Consolidation (see Note 2), the Company's portfolio of leased aircraft assets will be managed and administered under the terms of a management agreement with JMC. Under this agreement, JMC will receive a monthly management fee based on the net asset value of the assets under management. In addition, JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction, and provided further that the aggregate purchase price including chargeable acquisition costs and any brokerage fee shall not exceed the fair market value of the asset based on appraisal.

7.   Subsequent events

     As discussed in Notes 2, 4 and 6, the Consolidation was effective
January 1, 1998, having been approved by 99.5% of the total limited partnership units outstanding. Because greater than 90% of the limited partnership units of each of the Partnerships agreed to the Consolidation, it has been treated as a pooling-of-interests under generally accepted accounting principles with the assets and liabilities of the combining entities recorded at historical cost on the Consolidation date. On January 1, 1998, 1,456,557 additional common shares were issued as a result of the Consolidation. On January 16, 1998, the Company was listed on the American Stock Exchange under the symbol ACY.

     Assuming that the Consolidation had been effective on January 1, 1995, following are results of operations of the consolidated entity on a pro forma basis in accordance with Accounting Principles Board Opinion No. 16:

                                AeroCentury Corp.
                   (A Development Stage Delaware Corporation)
                          Notes to Financial Statements
                                December 31, 1997

7.   Subsequent events (continued)

                                                              (Unaudited)
                                                              December 31,
                                               ------------------------------------------
                                               1997               1996               1995
                                               ----               ----               ----
Revenues                                   $ 3,312,000        $ 3,677,000        $ 3,427,000
Consolidation costs                        $        --        $        --        $   502,000
Net income (loss)                          $   163,000        $   663,000        $   (80,000)
Earnings (loss) per share                  $      0.10        $      0.41        $     (0.05)
Number of common shares outstanding          1,606,557          1,606,557          1,606,557

     The above results include pro forma adjustments for management fees and for depreciation expense. During December 1997 the maintenance reserves for one of the aircraft were increased by $826,000 and a related expense recognized.

     Balance sheet information of the consolidated entity at January 1, 1998 is as follows:

                                                                           (Unaudited)
Total assets                                                              $ 18,556,000
Total liabilities (including a deferred tax liability)                      (4,914,000)
                                                                          ------------
Shareholders' equity                                                      $ 13,642,000
                                                                          ============

     On March 6, 1998, the Company purchased a Shorts SD-360 aircraft on lease to a British regional airline using cash and a loan of $866,667 from AeroCentury IV, Inc. The secured promissory note bears interest at the rate of 12% per annum. It is due on March 31, 1999, but may be prepaid without penalty at any time.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Board of Directors

The Company's Board of Directors currently consists of the following persons:

         NAME                         AGE          POSITION WITH THE COMPANY                 TERM EXPIRES
         ----                         ---          -------------------------                 ------------
         Neal D. Crispin              52             President, Chairman                         2001
         Marc J. Anderson             61             Chief Operating Officer
                                                        and Senior Vice President                2000
         Toni M. Perazzo              51             Vice President - Finance & Secretary        1999
         Maurice J. Averay            67             Director                                    1999
         Thomas W. Orr                63             Director                                    2000
         Evan M. Wallach              43             Director                                    2001


          The business experience during the past five years of each of the current directors is as follows:

          MR. NEAL D. CRISPIN, age 52. Mr. Crispin is also President and a Director of CMA Consolidated, Inc. ("CMA") and JetFleet Management Corp. Prior to forming CMA in 1983, Mr. Crispin was vice president-finance of an oil and gas company. Previously, Mr. Crispin had been associated with Arthur Young & Co., Certified Public Accountants. Prior to joining Arthur Young & Co., Mr. Crispin served as a management consultant, specializing in financial consulting. Mr. Crispin is the husband of Toni M. Perazzo, a Director and Officer of JMC and the Company. He received a Bachelors Degree in Economics from the University of California at Santa Barbara and a Masters Degree in Business Administration (specializing in Finance) from the University of California at Berkeley. Mr. Crispin, a certified public accountant, is a member of the American Institute of Certified Public Accountants ("AICPA") and the California Society of Certified Public Accountants.

          MR. MARC J. ANDERSON, age 61. Mr. Anderson is in charge of portfolio management and aircraft marketing and financing for JMC as its Chief Operating Officer. Prior to joining the Company in 1994, Mr. Anderson spent seven years as Senior Vice President Marketing for PLM International, a transportation equipment leasing company which is also the sponsor of syndicated investment programs. While at PLM, he established the company's first aircraft marketing group, closing in excess of 150 aircraft transactions representing over $400 million. He was responsible for the acquisition, modification, leasing and remarketing of all aircraft. During his tenure,

Mr. Anderson had an average aircraft on-lease record of 96%. From 1983 until 1985, Mr. Anderson served as Contract Administrator for Fairchild Aircraft Corp., and from 1981 to 1983, he served as Director of Aircraft Sales for Fairchild SAAB Joint Venture. From 1979 until 1981, Mr Anderson was Vice President, Contracts for SHORTS Aircraft USA, Inc. In these positions, he was responsible for customer contracting, negotiation and documentation of sales agreements and leases and obtaining debt and lease financing. Prior to that, Mr. Anderson was with several airlines in various roles of increasing responsibility.

          MS. TONI M. PERAZZO, age 51. Ms. Perazzo is also Vice President - Finance and Secretary of JMC. Prior to joining CMA in 1990, she was Assistant Vice President for a savings and loan, controller of an oil and gas syndicator and a senior auditor with Arthur Young & Co., Certified Public Accountants. Ms. Perazzo is the wife of Neal D. Crispin, a director and officer of JMC and the Company. She received her Bachelor's Degree from the University of California at Berkeley, and her MBA from the University of Southern California. Ms. Perazzo, a CPA, is a member of the California Society of CPAs and the AICPA.

          MR. MAURICE J. AVERAY, age 67. Mr. Averay is an aircraft industry consultant. Mr. Averay has spent the last ten years at various vice president levels in the technical sales and support and market development positions with Saab Aircraft of America, beginning in 1986 - 1996. From 1990 - 1995, he was Senior Vice President of the Sales and Marketing team responsible for North and South American turboprop airliner sales. From 1995 to 1996 he was a full-time consultant to Saab Aircraft of America and its parent with respect to marketing and new aircraft development. From 1983 to 1986, Mr. Averay was Vice President of Sales Support for Saab Aircraft International, Ltd., Windsor, U.K. From 1982 to 1983, he was Sales Engineering Manager for Fairchild Aircraft, Inc., San Antonio, Texas. From 1980 to 1981, he acted as Vice President, Planning, for Chataqua Airlines, Jamestown, New York, responsible for aircraft technical management and economic planning for this U.S. Airways commuter associate. From 1977 to 1980, he was Vice President of Shorts Aircraft USA, Inc., responsible for establishment of the Shorts USA organization and in that capacity managed the East Coast sales office for Shorts 330 for turboprop aircraft. Mr. Averay holds a Bachelor of Science in Aero Engineering from the University of Bristol, United Kingdom.

          MR. THOMAS W. ORR, age 63. Mr. Orr is currently a partner at the accounting firm of Bregante & Company LLP, where he has been a partner since joining in 1992. Prior to that, beginning in 1986, Mr. Orr was Vice President, Finance, at Scripps League Newspapers, Inc. Beginning in 1958, Mr. Orr was in the audit department of Arthur Young & Company, where he retired as a partner in 1986. Mr. Orr received his Bachelor's degree in Business Administration, with distinction, (Accounting major) from the University of Minnesota in 1957. He is a member of the AICPA, the California Society of CPAs, and a former member of the California State Board of Accountancy.

          MR. EVAN M. WALLACH, age 43. Evan M. Wallach, President of Global Airfinance Corporation. Mr. Wallach has been President of Global Airfinance Corporation since March 1996. From 1994 to 1996, Mr. Wallach was Vice President-Aircraft Financing for The CIT Group. He was Vice President-Leasing Group from 1992 to 1994 for Bankers Trust Company. Mr. Wallach has specialized in aircraft and airline financing over the past fifteen years, having previously held senior-level positions with Kendall Capital Partners, Drexel Burnham Lambert and American Express Aircraft Leasing. In his positions with these firms Mr. Wallach has completed over 100 transactions in excess of $3 billion in the capacities of advisor, underwriter, lender, and lessor/investor. Mr. Wallach received his MBA from the University of Michigan in 1981.

Executive Officers

          Officers of the Company are elected by and serve at the discretion of the Board of Directors. The following persons were appointed as executive officers of the Company after the Consolidation. Each person listed below currently serves in a substantially similar capacity as an executive officer of JMC.

         NAME                         AGE          POSITION WITH THE COMPANY
         ----                         ---          -------------------------
         Neal D. Crispin              52           President, Chairman
         Marc J. Anderson             61           Chief Operating Officer
         Frank Duckstein              44           Vice President
         Toni M. Perazzo              51           Vice President, Finance & Secretary

For information regarding Mr. Anderson, Mr. Crispin and Ms. Perazzo, see "Board of Directors," above.

MR. FRANK DUCKSTEIN, VICE PRESIDENT, age 44. Mr. Duckstein is responsible for market development and remarketing of aircraft portfolios. Prior to joining the Company in 1995, Mr. Duckstein spent five years as Director of Marketing for PLM International, a transportation equipment leasing company. While at PLM, he was responsible for sales and remarketing, market research and development, both domestically and internationally, of PLM's corporate and commuter aircraft, as well as their helicopter fleet. Previously, he was with the following international and regional airlines operating within Europe and the U.S. with responsibility for operation, market development and sales: Aeroamerica (Berlin, Germany) 1976-1979; Air Berlin (Berlin, Germany) 1980-1983; Direct Air (Berlin, Germany) 1983-1985; and Pacific Air Express (Millbrae, CA) 1986-1996. Mr. Duckstein attended the Technical University of Berlin, majoring in Economics.

It is anticipated that the foregoing officers will serve a one-year term and until their successors are elected and qualified or until their earlier resignation or removal. There are no arrangements or understandings between or among any of the officers or directors and any other person pursuant to which any officer or director was selected as such.

Section 16 Filings

Form 3's for each of Neal D. Crispin, Toni M. Perazzo and Marc J. Anderson, each a director and executive officer of the Company, were inadvertently not filed within the prescribed time period after declaration of the effectiveness of the S-4 Registration Statement (September 23, 1997) and corresponding Section 12(g) registration under the Securities Act of 1934. Such Form 3's were subsequently filed immediately upon learning of the error, upon advice of SEC staff, on December 31, 1997, before the consummation of the Consolidation.

ITEM 10: EXECUTIVE COMPENSATION

No compensation was paid to any executive officers for services rendered during 1997. The officers of the Company are officers of JetFleet Management Corp. ("JMC"), and receive compensation from JMC in their capacity as officers of JMC. Pursuant to a Management Agreement, the Company pays a monthly management fee to JMC equal to 0.25% of the net book value of the Company's assets as of the end of the month for which the fee is due. No management fees were paid by the Company to JMC during 1997, since the Consolidation was not consummated until January 1, 1998.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This table indicates how much common stock the officers and directors owned as of March 27, 1998. Information regarding 5% owners is based on filings with the Securities and Exchange Commission as of December 31, 1997.

                                       Aggregate No.
                  Name                   of Shares                           Percent
                                       Beneficially         Right to           of
                                          Owned            Acquire(2)        Shares
                                       -------------      -----------      ----------
JetFleet Management Corp.,             150,000                 0              9.3%
Principal Shareholder
Neal D. Crispin,                       202,894(1)          6,666(2)          12.6%(3)
Director, Officer and Principal
Shareholder (1)
Marc J. Anderson,                            0             3,333(2)           2.1%
Director and Officer
Toni M. Perazzo,                       202,894(1)              0             12.6%(3)
Director and Officer (1)

(1) Neal D. Crispin and Toni M. Perazzo, as husband and wife, beneficially own as community property a total of 202,894 shares of Common Stock of the Company. Includes the following: (i) 150,000 shares held by JetFleet Management Corp. ("JMC") of which Mr. Crispin and Ms. Perazzo are directors, officers and principal shareholders; (ii) 44,119 and 2,600 shares held by two corporations, respectively, each of which Mr. Crispin is an officer, director and indirect 100% owner, and of which Ms. Perazzo is an officer.

(2) Shares the officers and directors have a right to acquire within 60 days of March 27, 1998, pursuant to a JMC equity incentive plan, under which JMC granted certain JMC employees options to purchase common stock of the Company owned by JetFleet Management Corp.

(3) Percentage represents the amount beneficially owned shown in the second column of the table only, since the 6,666 shares of Common Stock that Mr. Crispin has a right to acquire are already counted in the 150,000 shares beneficially owned by Mr. Crispin through JMC.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and JMC have entered into a Management Agreement under which JMC will be responsible for management and administration of the Company's portfolio of leased aircraft assets. JMC's directors are also members of the Company's Board of Directors, and the Company's officers are also officers of JMC. Two directors of the Company, Mr. Crispin and Ms. Perazzo, are principal shareholders of JMC. Under the Management Agreement, which has a 20-year term, JMC receives a monthly management fee equal to 0.25% of the net book value of the Company's assets under management. In addition, the agreement also grants the Company an option to acquire

JMC at any time on before December 31, 2000, subject to respective shareholder approval, for a purchase price based on the earnings of JMC.

JMC may also receive reimbursement for accountable general administrative expenses paid to third parties by JMC in connection with the sale or re-lease of the Company's assets. In addition, JMC may receive a brokerage fee for locating assets for the Company. In no event, will any brokerage or remarketing fee be greater than the usual and customary brokerage fee that would have been payable to an unrelated third party broker.

On February 3, 1998, the Company's Board of Directors, including its three outside directors, ratified, approved and confirmed the terms of the Management Agreement which had been previously approved by the Board of Directors in 1997.

The Company maintains its principal office at the offices of JMC at 1440 Chapin Avenue, Suite 310, Burlingame, California, without reimbursement to JMC.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

The exhibits contained in the Company's S-4 Registration Statement (333-24743), declared effective on September 23, 1997, are incorporated herein by reference.


Exhibit No.                                    Name
-----------                                    ----
10.03               Form of Indemnity Agreement between the Company and each of its directors and officers

10.04               JetFleet Management Corp. 1997-ACY Equity Incentive Plan


99.01               Audited Financial Statements for JetFleet Aircraft, L.P.
                    for the year ended December 31, 1997.


99.02               Audited Financial Statements for JetFleet Aircraft II,  L.P.
                    for the year ended December 31, 1997.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1998.

                                                     AEROCENTURY CORP.


                                                     By: /s/ Neal D. Crispin
                                                        ------------------------
                                                              Neal D. Crispin
                                                  Title: President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998.

         Signature                                                    Title
         ---------                                                    -----

         /s/ Neal D. Crispin                       Director, President and Chairman of the
        -----------------------------------        Board of Directors of the Registrant
          Neal D. Crispin                          (Principal Executive Officer)


         /s/ Toni M. Perazzo                       Director, Vice President - Finance and Secretary
        -----------------------------------        of the Registrant (Principal Financial and Accounting
          Toni M. Perazzo                          Officer)


         /s/ Marc J. Anderson                      Director, Chief Operating Officer, Senior Vice President
        -----------------------------------
          Marc J. Anderson

         /s/ Thomas W. Orr                         Director
        -----------------------------------
          Thomas W. Orr

         /s/ Evan M. Wallach                       Director
        -----------------------------------
          Evan M. Wallach

                                  Exhibit Index


Exhibit No.                                    Description
-----------                                    -----------
10.03               Form of Indemnity Agreement

10.04               JetFleet Management Corp.

99.01               Audited Financial Statements for JetFleet Aircraft
                    December 31, 1997.

99.02               Audited Financial Statements for JetFleet Aircraft II
                    December 31, 1997.