Form 10-Q
period 1998-03-31
AEROCENTURY CORP
filed 1998-05-11
CIK 1036848

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 001-13387


                                AeroCentury Corp.
             (Exact name of Registrant as specified in its charter)

Delaware                                                     94-3263974
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1440 Chapin Avenue, Suite 310
Burlingame, California 94010
(Address of principal executive offices)  (Zip code)

                                  650-340-1888
               (Registrant's telephone number including area code)

Not applicable (Former name, former address, and former fiscal year, if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  X  No ____


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock                                                 1,606,557
Rights to Purchase Series A Preferred Stock                  0


Transitional Small Business Disclosure Format (check one);
Yes___ No X

Part I.  Financial Information

Item 1.  Financial Statements


                                AeroCentury Corp.
                                 Balance Sheets

                                     ASSETS
                                                                             March 31,            December 31,
                                                                               1998                   1997
                                                                            (Unaudited)

Cash and cash equivalents                                                $       835,700       $         7,980
Deposits                                                                         982,140                     -
Accounts receivable                                                               62,620                     -
Lease payments receivable                                                         60,000                     -
Aircraft and aircraft engines under operating leases
     and aircraft held for operating leases, net of
     accumulated depreciation of $15,269,110 in 1998                          17,099,640                     -
Organization costs, net                                                              430                   450
Prepaid expenses                                                                  33,130                 5,000
Deferred tax asset                                                                202,640               87,770
                                                                         ----------------      ---------------

Total assets                                                             $    19,276,300       $       101,200
                                                                         ===============       ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Accounts payable                                                    $        86,630       $       207,690
     Payable to affiliates                                                        55,620               157,100
     Notes payable                                                               866,670                     -
     Accrued maintenance costs                                                 1,535,340                     -
     Security deposits                                                           143,100                     -
     Unearned interest income                                                     32,230                     -
     Prepaid rent received                                                       116,130                     -
     Deferred taxes                                                            2,844,330                     -
     Taxes payable                                                                        880               880
                                                                         --------------------  ----------------
Total liabilities                                                              5,680,930               365,670

Shareholders' Equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                   -                     -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 and 150,000 shares issued
        and outstanding in 1998 and 1997, respectively                             1,610                   150
     Paid in capital                                                          13,750,200               149,850
     Accumulated deficit                                                          (156,440)           (414,470)
                                                                         -----------------       -------------
Total shareholders' equity                                                    13,595,370              (264,470)
                                                                         ---------------       ---------------

Total liabilities and shareholders' equity                               $    19,276,300       $       101,200
                                                                         ===============       ===============

See accompanying notes.


                                AeroCentury Corp.
                            Statements of Operations
                                   (Unaudited)


                                                                                            For the Period
                                                                                            from Inception
                                                                For the Quarter         (February 28, 1997) to
                                                             Ended March 31, 1998           March 31, 1997
                                                             --------------------           --------------
Revenues:

     Rent income                                                  $      809,920             $           -
     Interest income                                                      12,000                         230
                                                                   -------------             ---------------

                                                                         821,920                         230

Expenses:

     Management fees                                                     141,110                         -
     Depreciation                                                        162,800                         -
     Amortization                                                             20                         -
     Interest                                                              8,090                         -
     Professional fees and general and administrative                     78,420                         -
     Consolidation offering costs                                              -                      18,010
     Franchise taxes                                                       3,000                         -
                                                                    -------------            ---------------


                                                                         393,440                      18,010
                                                                  --------------             ---------------

Income before taxes                                                      428,480                     (17,780)

Tax provision                                                            170,440                        -
                                                                  ----------------           ---------------

Net income/(loss)                                                 $      258,040             $       (17,780)
                                                                  ==============             ===============

Weighted average common shares outstanding                             1,606,557                     150,000
                                                                     ===========             ===============

Earnings/(loss) per share                                         $          0.16            $        (0.12)
                                                                  ===============            ==============








See accompanying notes.

                                AeroCentury Corp.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                          For the Period
                                                                                          from Inception
                                                           For the Quarter            (February 28, 1997) to
                                                        Ended March 31, 1998              March 31, 1997
                                                        --------------------              --------------

Net cash provided by operating activities                   $     1,062,670               $            680

Investing activity -
     Purchase of aircraft                                        (1,124,480)                             -
                                                            ---------------               -----------------
Net cash used in investing activities                            (1,124,480)                             -

Financing activities:
     Issuance of secured note                                       866,670                              -
     Sale of common stock                                                 -                        150,000
     Organization costs                                                   -                           (450)
                                                            --------------------          ----------------
Net cash provided by investing activities                           866,670                        149,550

Net change from consolidation of partnerships                        22,860                              -

Net increase in cash and cash equivalents                           827,720                        150,230

Cash and cash equivalents, beginning of period                        7,980                              -
                                                            ------------------            -----------------

Cash and cash equivalents, end of period                      $     835,700                 $      150,230
                                                              =============                 ==============

















See accompanying notes.

                                AeroCentury Corp.
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)


1.       Basis of Presentation

         AeroCentury Corp. (the "Company") was incorporated in the state of Delaware on February 28, 1997. The Company was formed solely for the purpose of acquiring JetFleet Aircraft, L.P. and JetFleet Aircraft II, L.P., partnerships formed under California law for the purpose of investing in leased aircraft equipment, (collectively, the "Partnerships") in a statutory merger (the "Consolidation"). A Registration Statement on Form S-4 for the proposed Consolidation became effective on September 23, 1997 and the Consolidation was effective January 1, 1998. The Company intends to continue in the aircraft leasing business in which the Partnerships engaged and plans to use leveraged financing to acquire additional aircraft assets on lease.

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

         The accompanying balance sheets at March 31, 1998 and December 31, 1997 and statements of operations and cash flows for the quarter ended March 31, 1998 and the period from inception (February 28, 1997) to March 31, 1997 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such periods are not necessarily indicative of results of operations for a full year.

         Organization and Capitalization

         At December 31, 1997, all of the Company's outstanding stock was owned by JetFleet Management Corp. ("JMC"), a California corporation formed in January 1994. On January 1, 1998, 1,456,557 additional common shares were issued as a result of the Consolidation.

         JMC is an integrated aircraft management, marketing and financing business. Prior to the Consolidation, JMC managed the aircraft assets of the Partnerships on behalf of their general partners and limited partners. JMC also manages the aircraft assets of JetFleet III and AeroCentury IV, Inc., California corporations which are subsidiaries of JMC.

     Aircraft and aircraft engines under operating leases and aircraft held for operating leases

         The Company's interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs and loan fees. Depreciation is computed using the straight-line method over the aircraft's estimated economic life (generally assumed to be twelve years), to an estimated residual value. The depreciable base of the assets acquired by the Company in the Consolidation is equal to the net book value of the assets at December 31, 1997.

                                AeroCentury Corp.
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)


1.       Basis of presentation (continued)

         Investment in capital lease

         The Company's investment in a McDonnell Douglas DC-9 aircraft is recorded as an investment in a capital lease because the lessee has a bargain purchase option at the end of the lease term. The gross investment is recorded as lease payments receivable and the difference between the gross investment and the acquisition cost is recorded as unearned interest income.

         Income taxes

         The Company follows the liability method of accounting for income taxes as required by the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes.

         Cash and cash equivalents

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents.

         Deposits

         As of March 31, 1998 the Company held deposits which represent maintenance reserves collected from lessees and interest earned on those funds, as applicable. This amount is not included in the cash balance for statement of cash flow purposes.

         Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Maintenance reserves

         All aircraft are operated pursuant to triple net leases under which the lessee is responsible for maintenance and overhaul, insurance, and operating costs. In some cases, reserves are collected from the lessee based on estimated maintenance cost. Annually, management reviews the level of maintenance reserves collected from lessees for each asset, as applicable, in order to determine whether reserves collected in the future should be adjusted based on changes in estimated costs.

                                AeroCentury Corp.
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)


2. Aircraft and aircraft engines under operating leases and aircraft held for operating leases

         Upon consummation of the Consolidation, the Company succeeded to the ownership of the following aircraft assets:

Asset                                             % Interest                    Year Acquired

DHC-7-103 S/N 72                                         99.90  (*)                 1991
DHC-7-102 S/N 57                                         99.90  (*)                 1991
DHC-7-102 S/N 44                                        100.00                      1992
DHC-7-103 S/N 11                                        100.00                      1992
DHC-6-300 S/N 666                                       100.00                      1995
Metro III SA-227-AC                                     100.00                      1995
Metro II SA-226                                          50.00  (**)                1996
Turboprop Engines (24)                                  100.00                 1993-1994
PT6A-50 Engine                                          100.00                      1993

(*)    0.1% owned by unrelated third party seller of aircraft.
(**) The other 50% undivided interest is owned by JetFleet III, an affiliated equipment program.

     On March 6, 1998 the Company acquired a Shorts SD-360 turboprop aircraft on lease to a regional airline operating in the United Kingdom.

3.   Accounts receivable and accounts payable

     Accounts receivable at March 31, 1998 consists primarily of maintenance reserves receivable from lessees and a refund for overpaid franchise taxes.

     Accounts payable and payable to affiliates primarily consist of trade payables and management fees payable to JMC.

4.    Notes payable

      In connection with its purchase of the Shorts SD-360 during March 1998 the Company borrowed $866,670 from an affiliate and issued a secured promissory note which bears interest at the rate of 12% per annum, payable monthly in arrears, and is due on March 31, 1999, but may be prepaid without penalty at any time.

                                AeroCentury Corp.
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)


5.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                                    1997
     Current tax provision:
         Federal                                                           $                0
         State                                                                              0
                                                                           ------------------
         Current tax provision                                             $                0
                                                                           ==================

     Deferred tax provision:
         Federal                                                           $          145,480
         State                                                                         24,960
                                                                           ------------------
         Deferred tax provision                                            $          170,440

     Total provision for income taxes                                      $          170,440
                                                                           ==================


         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

     Income tax expense at
           statutory federal income tax rate                               $          145,680
     State taxes net of federal benefit                                                25,000
     Nondeductible meals & entertainment                                                  (80)
     Other                                                                               (160)
                                                                           ------------------
     Total income tax expense                                               $         170,440
                                                                           ==================

         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant  portion of deferred tax assets and liabilities as of March 31, 1998 are as follows:
                                                                                         1997
     Deferred tax assets:
         Amortization of organizational costs                              $           87,170
         Prepaid rent                                                                  46,260
         Net operating loss carryforwards                                              69,210
                                                                           ------------------
              Subtotal                                                     $          202,640
              Less valuation allowance                                                      0
                                                                           ------------------
              Net deferred tax assets                                      $          202,640
     Deferred tax liabilities:
         Depreciation on aircraft and engines                                      (2,844,330)
                                                                           ------------------
              Net deferred tax liability                                   $       (2,641,690)
                                                                           ==================

         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet. The Company's net operating losses may be carried forward for fifteen years and expire in 2012.

                                AeroCentury Corp.
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

6.       Related party transactions

         The Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JMC. Under this agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. In addition, JMC may receive a brokerage fee for locating assets for the Company, provided that such fee is not more than the customary and usual brokerage fee that would be paid to an unaffiliated party for such a transaction, and provided further that the aggregate purchase price including chargeable acquisition costs and any brokerage fee shall not exceed the fair market value of the asset based on appraisal.

         On March 6, 1998, the Company acquired an aircraft on lease using cash and a loan of $866,670 from an affiliate.

7.       Pro forma selected financial information for 1997

         Following is pro forma condensed information giving effect to the January 1, 1998 Consolidation as if it had been completed on January 1, 1997.

                                                                           Quarter ended
Summary of Operations:                                                    March 31, 1997

Revenues                                                                        $848,300
Net income                                                                      $283,400
Earnings per share                                                                 $0.18
Number of common shares outstanding                                            1,606,557

Summary Balance Sheet:                                                    March 31, 1997
Total assets                                                                 $18,857,000
Total liabilities                                                              3,668,000
Shareholders' equity                                                         $15,189,000

         The above results include pro forma adjustments for management fees and for depreciation expense.

8.       Subsequent event

         On April 17, 1998, in connection with the adoption of a shareholder rights plan, the Company filed a Certificate of Designation designating the rights, preferences and privileges of a new Series A Preferred Stock. The Certificate of Designation created a series of 100,000 shares of Series A Preferred Stock, $.001 par value, out of the total class of 2,000,000 shares of Preferred Stock. Pursuant to the shareholder rights plan, the Company issued rights to its shareholders of record as of April 23, 1998, entitling each shareholder to the right to purchase one one-hundredth of a share (a "Unit") of Series A Preferred Stock for each share of Common Stock held by the shareholder. The purchase price of $66.00 per Unit is subject to adjustment and is exercisable only upon the occurrence of certain events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Liquidity and Capital Resources

         During the quarter ended March 31, 1998, the Company's primary source of liquidity was cash flow from operating leases. In connection with the purchase of an aircraft in March 1998, the Company borrowed $866,667 and issued a 12% note due March 31, 1999. The Company plans to use its net cash flow to pay the note interest and principal, which may be prepaid without penalty. In addition, the Company is seeking bank financing in order to acquire additional assets under lease and expects to use any excess cash flow to provide any required equity.

Results of Operations

         The Company had no significant operations during first quarter 1997 other than incurring costs in connection with the proposed Consolidation.

         On a pro forma basis, giving effect to the January 1, 1998 Consolidation as if it had been completed on January 1, 1997, the Company would have had revenues of $848,300 and net income of $283,400 ($0.18 per share) for the quarter ended March 31, 1997 versus revenues of $821,920 and net income of $258,040 ($0.16 per share) for the quarter ended March 31, 1998. Pro forma 1997 interest income is higher by approximately $30,000 versus 1998 because of a finance lease which expired in June 1997. The 1997 higher revenues are partially offset by increased rent income of approximately $3,000 in 1998 versus 1997 due to the purchase of an additional aircraft on lease in early March 1998. Depreciation and management fees are approximately $8,000 higher in 1998 versus pro forma amounts for 1997 also because of the 1998 aircraft acquisition.

Factors that May Affect Future Results

         Certain statements contained in this report and, in particular, the discussion in the "Management's Discussion and Analysis or Plan of Operation" are forward-looking statements. These include statements of the Company's beliefs, plans, objectives, expectations and intentions regarding the Company's ability to meet cash flow requirements, obtain acquisition indebtedness, and acquire additional assets. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, and future trends and results cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Factors that could cause or contribute to such differences include those discussed below.

         Availability of Financing. The Company's ability to achieve its business objectives is dependent, in part, on the ability of the Company to obtain debt and/or equity financing for acquisition of additional assets. While the Company is in discussions with financial institutions regarding financing, the Company has not yet received any enforceable agreement for an institution to provide such financing. There can be no assurance that the necessary amount of capital will be available to the Company on favorable terms, or at all. If the Company were unable to continue to obtain any portion of required financing on favorable terms, the Company's ability to add new leased assets to its portfolio would be limited, which would have a material adverse effect on the Company's business objective of increasing its revenue.

         Additional debt financing will subject the Company to increased risks of leveraging. Such financing may have to be secured by the Company's currently unleveraged assets as well as any assets acquired with the acquisition financing proceeds. Additional equity financing may dilute the equity holdings of the shareholders. In any event, due to the cyclical nature of the aircraft industry, there is no assurance that assets acquired by the Company will retain their anticipated resale value or will generate the income anticipated over their useful life.

         Acquisition of Additional Assets by the Company. The Company intends to seek debt financing which may be secured by the existing and/or to-be-acquired assets of the Company. The Company intends to use the proceeds of any such financing to acquire additional assets for the purpose of generating income for the Company. The Company anticipates it will be able to expend the entire net financing proceeds on the acquisition of additional assets on terms favorable to the Company, but the Company has not entered into any contracts and there is no assurance that the Company will be able to purchase assets and sell or lease assets on favorable terms.

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

         Lessee Credit Risk. If a lessee defaults upon his obligations under a lease, the Company may be limited in its ability to enforce remedies. Most of the Company's lessees are small domestic and foreign regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company's inability to collect rent under a significant lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company's revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, under Section 1110 of the Bankruptcy Code, the Company would be automatically prevented from exercising any remedies for a period of 60 days. By the end of the 60 day period, the lessee must agree to perform the obligations and cure any defaults, or the Company would have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant recent litigation, however, and it is possible that the Company's enforcement rights may still be further adversely affected by a declaration of bankruptcy by a defaulting lessee.

         International Risks. Leases with foreign lessees may present somewhat greater credit risks because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. Although the Company's current leases are all payable in U.S. dollars, in the future, it may agree to leases which permit payment in foreign currency. The Company could also experience collection problems related to the enforcement of its lease agreements under foreign local laws and the attendant remedies in foreign jurisdictions. The protections potentially offered by
Section 1110 of the Bankruptcy Code would not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a reliable registration or other recording system with which to locally establish the Company's interest in equipment, and related leases. This could add difficulty in recovering an engine in the event that a foreign lessee defaults.

         Government Regulation. There are a number of areas in which government regulation may result in costs to the Company. These include aircraft registration, safety requirements, required equipment modifications, and aircraft noise requirements. Although it is contemplated that the burden of complying with such requirements will fall primarily upon lessees of equipment, there can be no assurance that the cost of complying with such government regulations will not fall on the Company. Furthermore, future government regulations could cause the value of any non-complying equipment owned by the Company to substantially decline.

         Competition. The aircraft leasing industry is highly competitive. The Company will compete with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources and more experience than the Company. The Company, however, believes that it has a competitive advantage in its niche market of financing used turbo-prop aircraft to regional air carriers. This market segment, which is characterized by transaction sizes of less than $10 million and lessee credits that are strong, but generally unrated and more speculative than that of the major air carriers, is not well served by the Company's larger competitors in the aircraft industry. JMC, the management company for the Company, has developed a reputation as a global participant in this segment of the market, and the Company believes this will benefit the Company. There is no assurance that the lack of significant competition from the larger aircraft leasing companies will continue or that the reputation of JMC will continue to be strong in this market segment and benefit the Company.

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

         Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and will involve a number of substantial risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry. Ability to re-lease or resell equipment at acceptable rates may depend on the demand and market values at the time of re-lease or resale. The Company anticipates that the bulk of the equipment it acquires will be used aircraft equipment. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and resale value of many types of older aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's expected concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those aircraft engine types should decline in value. The recent introduction of "regional jets" to serve on short routes previously thought to be economical only for turboprop aircraft operation could decrease the demand for turboprop aircraft, while at the same increasing the supply of used turboprop aircraft. This could result in lower lease rates and values for the Company's existing turboprop aircraft.

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

         Possible Volatility of Stock Price. The market price of the Company's Common Stock could be subject to fluctuations in response to operating results of the Company, changes in general conditions in the economy, the financial markets, the airline industry, changes in accounting principles or tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, some of which may be unrelated to the Company's performance. Also, because the Company has a relatively small capitalization of approximately 1.6 million shares, there is a correspondingly limited amount of trading of the shares. Consequently, a single or small number of trades could result in a market fluctuation not related to any business or financial development relating to the Company.

         Year 2000 Considerations. The Company's internal and administrative operations are not highly dependent on advanced technological computer or other electronic systems, and, consequently, management believes that the Company's exposure to loss as a result of Year 2000 issues is not significant. Further, management believes that the electronic systems used in the equipment leased by the Company to lessees will not be affected by the Year 2000 issue, and, therefore, this issue should not directly affect the Company's financial performance or the lessees' ability to comply with their respective lease obligations. Of course, to the extent that a lessee has Year 2000 problems that significantly adversely affect its overall financial status, such material problems may affect the lessee's operations and increase the risk of default by a lessee under its lease with the Company. Furthermore, Year 2000 issues may have a material impact on FAA operations and the operations of certain air carriers, which in turn would negatively affect the aircraft industry in general.


Part II.  Other Information

Item 1.  Legal Proceedings

         No disclosure required.

Item 2.  Changes in Securities

         On April 17, 1998, in connection with the adoption of a shareholder rights plan, the Company filed a Certificate of Designation designating the rights, preferences and privileges of a new Series A Preferred Stock. The Certificate of Designation created a series of 100,000 shares of Series A Preferred Stock, $.001 par value, out of the total class of 2,000,000 shares of Preferred Stock. Pursuant to the shareholder rights plan, the Company issued rights to its shareholders of record as of April 23, 1998, entitling each shareholder to the right to purchase one one-hundredth of a share (a "Unit") of Series A Preferred Stock for each share of Common Stock held by the shareholder. The purchase price of $66.00 per Unit is subject to adjustment and is exercisable only upon the occurrence of certain events.

Item 3.  Defaults Upon Senior Securities

         No disclosure required.



Item 4.  Submission of Matters to a Vote of Security Holders

         No disclosure required.


Item 5.  Other Information

         No disclosure required.


Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

Exhibit Index              Description
3.9                        Certificate of Designation for AeroCentury Corp.

10.5                       Rights  Agreement  between  AeroCentury  Corp. and
                           Continental Stock Transfer & Trust Company, as rights agent dated as of April 8, 1998.
                           Incorporated by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A12B
                           (Commission File No.  001-13387),  filed with the
                           Securities and Exchange Commission on April 17, 1998.

27                         Financial Data Schedule.

        b. Reports Filed on Form 8-K

         On January 16, 1998, the Company filed a Report on Form 8-K with the Securities and Exchange Commission disclosing the consummation of the merger of the Company with JetFleet Aircraft, L.P. and JetFleet Aircraft II, L.P. The Report on Form 8-K was amended on March 16, 1998 to incorporate by reference the financial statements of JetFleet Aircraft, L.P. and JetFleet Aircraft II, L.P. and the pro forma financial statements of the Company contained in the Company's S-4 Registration Statement for the merger.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AeroCentury Corp.

May 11, 1998                          By: /s/ Neal D. Crispin
Date                                     -----------------------------------
                                         Neal D. Crispin, Director, President
                                         and Chairman of the Board of Directors
                                         of the Registrant
                                         (Principal Executive Officer)



May 11, 1998                          By: /s/ Toni M. Perazzo
Date                                     -----------------------------------
                                         Toni M. Perazzo, Director,
                                         Vice President - Finance and Secretary
                                         of the Registrant(Principal Financial
                                         and Accounting Officer)



May 11, 1998                          By:/s/ Marc J. Anderson
Date                                     -----------------------------------
                                        Marc J. Anderson, Director, Chief
                                        Operating Officer, Senior Vice President