Form 10-Q/A
period 1998-03-31
AEROCENTURY CORP
filed 1998-05-12
CIK 1036848

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

         Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____  No ____



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

May 12, 1998                          By: /s/ Neal D. Crispin
Date                                     -----------------------------------
                                         Neal D. Crispin, Director, President
                                         and Chairman of the Board of Directors
                                         of the Registrant
                                         (Principal Executive Officer)



May 12, 1998                          By: /s/ Toni M. Perazzo
Date                                     -----------------------------------
                                         Toni M. Perazzo, Director,
                                         Vice President - Finance and Secretary
                                         of the Registrant(Principal Financial
                                         and Accounting Officer)



May 12, 1998                          By:/s/ Marc J. Anderson
Date                                     -----------------------------------
                                        Marc J. Anderson, Director, Chief
                                        Operating Officer, Senior Vice President