Form 10-Q
period 1998-06-30
AEROCENTURY CORP
filed 1998-07-27
CIK 1036848

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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


Transitional Small Business Disclosure Format (check one):
Yes___ No X

Part I.  Financial Information

Item 1.  Financial Statements


                                                           AeroCentury Corp.
                                                            Balance Sheets

                                                                ASSETS

                                                                             June 30,             December 31,
                                                                               1998                   1997
                                                                            (Unaudited)

Cash and cash equivalents                                                $     1,459,720       $         7,980
Deposits                                                                         911,310                     -
Accounts receivable                                                               54,240                     -
Aircraft and aircraft engines under operating leases
     and aircraft held for operating leases, net of
     accumulated depreciation of $15,444,400 in 1998                          16,924,350                     -
Prepaid expenses and other assets                                                 61,430                 5,450
Deferred tax asset                                                               276,550                87,770
                                                                         ---------------       ---------------
Total assets                                                             $    19,687,600       $       101,200
                                                                         ===============       ===============

                                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Accounts payable                                                    $       106,990       $       207,690
     Payable to affiliates                                                        72,310               157,100
     Notes payable                                                               866,670                     -
     Accrued maintenance costs                                                 1,453,690                     -
     Security deposits                                                           143,100                     -
     Prepaid rent received                                                        83,550                     -
     Deferred taxes                                                            3,025,900                     -
     Taxes payable                                                                     -                   880
                                                                         ---------------       ---------------
Total liabilities                                                              5,752,210               365,670

Shareholders' Equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                   -                     -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 and 150,000 shares issued
        and outstanding in 1998 and 1997, respectively                             1,610                   150
     Paid in capital                                                          13,821,200               149,850
     Retained earnings/(accumulated deficit)                                     112,580              (414,470)
                                                                         ---------------       ---------------
Total shareholders' equity                                                    13,935,390              (264,470)
                                                                         ---------------       ---------------
Total liabilities and shareholders' equity                               $    19,687,600       $       101,200
                                                                         ===============       ===============
See accompanying notes.


                                AeroCentury Corp.
                            Statements of Operations
                                   (Unaudited)


                                                       For the Period
                                     For the           from Inception
                                   Six Months        (February 28, 1997)              For the Three Months
                                 Ended June 30,          to June 30,                     Ended June 30,
                                      1998                   1997                   1998                1997

Revenues:

Rent income                     $     1,674,890        $            -        $     864,970         $           -
Interest income                          21,360                   880                9,360                   650
                                ---------------        --------------        -------------         -------------
                                      1,696,250                   880              874,330                   650

Expenses:

Management fees                         287,850                     -              146,740                     -
Depreciation                            338,080                     -              175,290                     -
Interest                                 34,090                     -               26,000                     -
Professional fees and
   general and administrative           151,680                     -               73,230                     -
Consolidation offering costs                  -               130,210                    -               112,200
Franchise taxes                           8,400                   800                5,400                   800
                                ---------------        --------------        -------------         -------------

                                        820,100               131,010              426,660               113,000
                                ---------------        --------------        -------------         -------------
Income before taxes                     876,150              (130,130)             447,670              (112,350)

Tax provision                           349,100                     -              178,660                     -
                                ---------------        --------------        -------------         -------------
Net income/(loss)               $       527,050        $     (130,130)       $     269,010         $    (112,350)
                                ===============        ==============        =============         ==============
Weighted average common
   shares outstanding                 1,606,557               150,000            1,606,557               150,000
                                ===============        ==============        =============         =============
Earnings/(loss) per share       $          0.33        $        (0.87)       $        0.17         $       (0.75)
                                ===============        ==============        =============         =============








See accompanying notes.






                                AeroCentury Corp.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                          For the Period
                                                                                          from Inception
                                                         For the Six Months           (February 28, 1997) to
                                                         Ended June 30, 1998               June 30, 1997
Net cash provided by operating activities                   $     1,686,680               $        (22,290)

Investing activity -
     Purchase of aircraft                                        (1,124,470)                             -
                                                            ---------------               ----------------
Net cash used in investing activities                            (1,124,470)                             -

Financing activities:
     Issuance of secured note                                       866,670                              -
     Sale of common stock                                                 -                        150,000
     Organization costs                                                   -                           (450)
                                                            ---------------               ----------------
Net cash provided by investing activities                           866,670                        149,550

Net change from consolidation of partnerships                        22,860                              -

Net increase in cash and cash equivalents                         1,451,740                        127,260

Cash and cash equivalents, beginning of period                        7,980                              -
                                                            ---------------               ----------------
Cash and cash equivalents, end of period                    $     1,459,720               $        127,260
                                                            ===============               ================


















See accompanying notes.


                                AeroCentury Corp.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)


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

     The accompanying balance sheets at June 30, 1998 and December 31, 1997 and statements of operations and cash flows for the six months ended June 30, 1998 and the period from inception (February 28, 1997) to June 30, 1997 and the quarters ended June 30, 1998 and 1997 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such periods are not necessarily indicative of results of operations for a full year.

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

     On April 17, 1998, in connection with the adoption of a shareholder rights plan, the Company filed a Certificate of Designation designating the rights, preferences and privileges of a new Series A Preferred Stock. Pursuant to the plan, the Company issued rights to its shareholders of record as of April 23, 1998, entitling each shareholder to the right to purchase one one-hundredth of a share of Series A Preferred Stock for each share of Common Stock held by the shareholder.

                                AeroCentury Corp.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)


1.    Basis of presentation (continued)

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

     Deposits

     As of June 30, 1998 the Company held deposits which represent maintenance reserves collected from lessees and interest earned on those funds, as applicable. This amount is not included in the cash balance for statement of cash flow purposes.

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

                                AeroCentury Corp.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)



     2. Aircraft and aircraft engines under operating leases and aircraft held for operating leases.

     There were no asset acquisitions during the quarter ended June 30, 1998.

     3. Notes payable

     In connection with its purchase of the Shorts SD-360 during March 1998 the Company borrowed $866,670 from an affiliate and issued a secured promissory note which bears interest at the rate of 12% per annum, payable monthly in arrears, and is due on March 31, 1999, but may be prepaid without penalty at any time.

     4. Credit facility

     On June 30, 1998 the Company obtained a $15 million revolving credit facility to acquire turboprop aircraft and engines for lease. The facility, which expires on June 30, 2000, bears interest at either prime or LIBOR plus 200 basis points and may be renewed annually. The facility may be expanded to $30 million with participation of additional banks. As of June 30, 1998, no amounts were outstanding under the credit facility.

                                AeroCentury Corp.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

     5. Income Taxes

     The items comprising income tax expense are as follows:

     Current tax provision:
         Federal                                                           $                -
         State                                                                              -
                                                                           ------------------
         Current tax provision                                                              -
                                                                           ------------------
     Deferred tax provision:
         Federal                                                                      297,970
         State                                                                         51,130
                                                                           ------------------
         Deferred tax provision                                                       349,100
                                                                           ------------------
     Total provision for income taxes                                      $          349,100
                                                                           ==================

     Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

     Income tax expense at
           statutory federal income tax rate                               $          297,970
     State taxes net of federal benefit                                                51,130
                                                                           ------------------
     Total income tax expense                                              $          349,100
                                                                           ==================

     Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of June 30, 1998 are as follows:

     Deferred tax assets:
         Amortization of organizational costs                              $           81,620
         Maintenance reserves                                                         116,170
         Prepaid rent                                                                  33,280
         Net operating loss carryforwards                                              45,480
                                                                           ------------------
            Net deferred tax assets                                                   276,550

     Deferred tax liabilities -
         Depreciation on aircraft and engines                                      (3,025,900)
                                                                           ------------------
            Net deferred tax liability                                     $       (2,749,350)
                                                                           ==================

     No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet. The Company's net operating losses may be carried forward for fifteen years and expire in 2012.

                                AeroCentury Corp.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)


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

     In March 1998, the Company acquired an aircraft on lease using cash and a loan of $866,670 from an affiliate.

     7. Pro forma selected financial information for 1997

     Following is pro forma condensed information giving effect to the January 1, 1998 Consolidation as if it had been completed on January 1, 1997.

                                                       Six months ended            Quarter ended
Summary of Operations:                                    June 30, 1997            June 30, 1997

Revenues                                                     $1,680,600                 $832,320
Net income                                                     $610,740                 $327,340
Earnings per share                                                $0.38                    $0.20
Number of common shares outstanding                           1,606,557                1,606,557

Summary Balance Sheet:                                    June 30, 1997

Total assets                                                $18,445,090
Total liabilities                                             3,982,340
                                                            -----------
Shareholders' equity                                        $14,462,750
                                                            ===========

     The above results include pro forma adjustments for management fees and for depreciation expense.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

     During the six months ended June 30, 1998, the Company's primary source of liquidity was cash flow from operating leases. In connection with the purchase of an aircraft in March 1998, the Company borrowed $866,670 and issued a 12% note due March 31, 1999. The Company plans to use its net cash flow to pay the note interest and principal, which may be prepaid without penalty.

     On June 30, 1998, the Company obtained a $15 million revolving credit facility to finance the acquisition of turboprop aircraft and engines for lease. The facility may be expanded to $30 million with participation of additional banks. As of June 30, 1998, no amounts were outstanding under the credit facility.

Results of Operations

     The Company had no significant operations during first six months of 1997 other than incurring costs in connection with the proposed Consolidation.

     On a pro forma basis, giving effect to the January 1, 1998 Consolidation as if it had been completed on January 1, 1997, the Company would have had revenues of $1,680,600 and $832,320 and net income of $610,740 ($0.38 per share) and
$327,340 ($0.20) for the six months and quarter ended June 30, 1997, respectively, versus revenues of $1,696,250 and $874,330 and net income of $527,050 ($0.33 per share) and $269,020 ($0.17 per share) for the six months and quarter ended June 30, 1998, respectively. Pro forma interest income for the six month and three month periods ended June 30, 1997, is higher by approximately $54,000 and $24,000, respectively, versus 1998 because of a finance lease which expired in June 1997. The 1997 higher revenues are partially offset by increased rent income of approximately $69,000 in 1998 versus 1997 due to the purchase of an additional aircraft on lease in early March 1998. Depreciation and management fees are approximately $36,000 higher in 1998 versus pro forma amounts for 1997 also because of the 1998 aircraft acquisition.

Factors that May Affect Future Results

     Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding the Company's ability to meet cash flow requirements, obtain additional acquisition or term indebtedness, and acquire additional assets in the "Management's Discussion and Analysis or Plan of Operation" are forward-looking statements. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, including competition for turboprop and other aircraft, and future trends and results cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Factors that could cause or contribute to such differences include those discussed below.

     Risks of Debt Financing. The Company's use of acquisition financing under its newly-obtained revolving credit agreement for a maximum of $15 million will subject the Company to increased risks of leveraging. The revolving loans will be secured by the Company's currently unleveraged assets as well as the assets to be acquired with the financing. Any default under the revolving credit agreement could result in foreclosure upon not only the asset acquired using such financing, but also the existing assets of the Company securing the revolving loan.

     In order to achieve optimal benefit from the revolving credit facility, the Company intends to repay the revolving loans from proceeds of subsequent term debt or equity financings. Such replacement financing would provide the Company with more favorable long-term repayment terms and also would permit the Company to make further draws under the revolving credit line equal to the amount of revolving debt refinanced. There can be no assurance that the Company will be able to obtain the necessary amount of replacement term debt or equity financing on favorable terms so as to permit multiple draws on the revolving line of credit. While the Company intends to request an increase in the revolving credit facility to $30 million upon reaching the current maximum $15 million revolving credit limit, such an increase is dependent upon the ability of the current revolving credit lender ("Lender") to find additional loan participants, and there is no assurance that such participants will be located by the Lender.

     The revolving line of credit has an initial term of two years, renewable at the sole discretion of Lender and its participants, if any. There is no assurance that the line of credit will be renewed. If the revolving loan is not renewed by the Lender and its participants, then all indebtedness under the revolving loan agreement will become immediately due and payable. There is no assurance that the Company will have adequate replacement financing in place in order to meet such accelerated repayment obligations.

     Acquisition of Additional Assets. The Company intends to use the proceeds of its revolving credit facility to acquire additional assets for the purpose of generating income for the Company. The Company anticipates that it will be able to expend the entire net financing proceeds on the acquisition of additional assets on terms favorable to the Company, but the Company has not entered into any contracts for acquisition of any assets, and there is no assurance that the Company will be able to purchase assets or lease such assets on favorable terms.

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

     Ownership Risks. Most of the Company's portfolio is leased under operating leases, where the terms of the leases do not take up the entire useful life of an asset. The Company's ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the Company's ability to re-lease or resell the asset after the expiration of the initial lease term. Some of the factors that have an impact on the Company's ability to release or re-sell include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset's use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments which cause the asset to become obsolete. In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in marketable condition as required under the lease. If the Company is unable to remarket or sell its aircraft equipment on favorable terms when the operating lease for such equipment expires, the Company's business, financial condition, cash flow, ability to service debt and results of operation could be adversely affected.

     Raytheon Lease Renewal. Three Dash-7 aircraft in the Company's portfolio are leased to a subsidiary of Raytheon Service Company and are used by Raytheon to provide transportation and support services to the U.S. Army under a government contract. This aircraft lease expires in September 1998, but Raytheon has a two-year renewal option, exercisable on or before the later of (i) July 30, 1998 or (ii) notice to Raytheon of renewal of Raytheon's prime contract with the U.S. Army. If the lease is not renewed, then the Company will be required to remarket those aircraft. Any re-lease may require some refurbishment, which may be at the Company's expense even if the aircraft is returned by lessee in complete compliance with the lease. While such refurbishment is being performed and until an aircraft is delivered to a new lessee, the Company may experience a loss of revenue. The Company believes that in the event of non-renewal with respect to any of the leases, the notice period will provide the Company with sufficient time to locate a new lessee on favorable lease terms. There can be no assurance, however, that the Company will not experience some adverse effect on its revenue and expenses as a result of the non-renewal of the Raytheon lease.

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

     International Risks. Leases with foreign lessees may present somewhat greater credit risks because certain foreign laws, regulations and judicial procedures may not be as protective of lessor rights as those which apply in the United States. Although the Company's current leases are all payable in U.S. dollars, in the future, it may agree to leases which permit payment in foreign currency, which would subject such foreign currency-denominated lease revenue to monetary risk due to currency fluctuations. The Company could also experience collection problems related to the enforcement of its lease agreements under foreign local laws and the attendant remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code would not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a reliable registration or other recording system with which to locally establish the Company's interest in equipment, and related leases. This could add difficulty in recovering an engine in the event that a foreign lessee defaults.

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

     Casualties, Insurance Coverage. The Company, as owner of transportation equipment, could be held liable for injuries or damage to property caused by its assets. Though some protection may be provided by the United States Aviation Act with respect to its aircraft assets, it is not clear to what extent such statutory protection would be available to the Company and such act may not apply to aircraft operated in foreign countries. Though the Company may carry insurance or require a lessee to insure against a risk, some risks of loss may not be insurable. An uninsured loss with respect to the Equipment or an insured loss for which insurance proceeds are inadequate, would result in a possible loss of invested capital in and any profits anticipated from such equipment.

     Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and will involve a number of substantial risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is in turn highly sensitive to general economic conditions. Ability to re-lease or resell equipment at acceptable rates may depend on the demand and market values at the time of re-lease or resale. The Company anticipates that the bulk of the equipment it acquires will be used aircraft equipment. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and resale value of many types of older aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's expected concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those aircraft engine types should decline in value. The recent introduction of "regional jets" to serve on short routes previously thought to be economical only for turboprop aircraft operation could decrease the demand for turboprop aircraft, while at the same increasing the supply of used turboprop aircraft. This could result in lower lease rates and values for the Company's existing turboprop aircraft.

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

         No disclosure required.


Item 3.  Defaults Upon Senior Securities

         No disclosure required.


Item 4.  Submission of Matters to a Vote of Security Holders

         No disclosure required.


Item 5.  Other Information

         No disclosure required.


Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

         (a)  Exhibit 27.  Financial Data Schedule


         (b) Reports on Form 8-K

     On May 18, 1998, the Company filed a Report on Form 8-K with the Commission disclosing the resignation of Vocker Kristofferson & Co., as auditors for the Company.

     On May 19, 1998, the Company filed a Report on Form 8-K with the Commission disclosing the engagement of Arthur Andersen, LLP, as auditors for the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AeroCentury Corp.

July 27, 1998                By:  /s/ Neal D. Crispin
Date                              -----------------------------------------
                                  Neal D. Crispin, Director, President
                                  and Chairman of the Board of Directors
                                  of the Registrant(Principal Executive Officer)



July 27, 1998                By: /s/ Toni M. Perazzo
Date                             -------------------------------------------
                                 Toni M. Perazzo, Director, Vice President -
                                 Finance and Secretary of the Registrant
                                 (Principal Financial and Accounting Officer)



July 27, 1998                By: /s/ Marc J. Anderson
Date                             ------------------------------------------
                                  Marc J. Anderson, Director, Chief Operating
                                  Officer, Senior Vice President