Form 10QSB
period 1998-09-30
AEROCENTURY CORP
filed 1998-10-26
CIK 1036848

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Part I.  Financial Information

Item 1.  Financial Statements


                                                           AeroCentury Corp.
                                                            Balance Sheets

                                                                ASSETS


                                                                           September 30,          December 31,
                                                                               1998                   1997
                                                                            (Unaudited)
Cash and cash equivalents                                                $     1,672,200       $         8,000
Deposits                                                                         919,600                     -
Accounts receivable                                                               53,800                     -
Aircraft and aircraft engines under operating leases
     and aircraft held for operating leases, net of
     accumulated depreciation of $15,548,400 in 1998                          16,607,200                     -
Prepaid expenses and other assets                                                109,400                 5,400
Deferred tax asset                                                               268,100                87,800
                                                                         ---------------       ---------------
Total assets                                                             $    19,630,300       $       101,200
                                                                         ===============       ===============

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Accounts payable                                                    $       177,000       $       207,700
     Payable to affiliates                                                        41,900               157,100
     Accrued maintenance costs                                                 1,556,000                     -
     Security deposits                                                           143,100                     -
     Prepaid rent received                                                       116,100                     -
     Deferred taxes                                                            3,197,900                     -
     Taxes payable                                                                82,500                   900
                                                                         ---------------       ---------------
Total liabilities                                                              5,314,500               365,700

Shareholders' Equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                   -                     -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 and 150,000 shares issued
        and outstanding in 1998 and 1997, respectively                             1,600                   100
     Paid in capital                                                          13,821,200               149,900
     Retained earnings/(accumulated deficit)                                     493,000              (414,500)
                                                                         ---------------       ----------------
Total shareholders' equity                                                    14,315,800              (264,500)
                                                                         ---------------       ----------------
Total liabilities and shareholders' equity                               $    19,630,300       $       101,200
                                                                         ===============       ================
See accompanying notes.


                                AeroCentury Corp.
                            Statements of Operations
                                   (Unaudited)

                                                           For the Period
                                     For the               from Inception
                                   Nine Months           (February 28, 1997)         For the Three Months
                              Ended September 30,          to September 30,           Ended September 30,
                                      1998                       1997             1998                  1997
Revenues:

   Rent income                  $     2,539,900             $           -    $     865,000         $             -
   Gain on disposal of engine           183,200                         -          183,200                       -
   Other income                          34,700                     1,500           13,300                     600
                                ---------------             -------------    -------------         ---------------
                                      2,757,800                     1,500        1,061,500                     600

Expenses:

   Management fees                      433,300                         -          145,400                       -
   Depreciation                         513,400                         -          175,300                       -
   Interest                              62,800                         -           28,700                       -
   Professional fees and
      general and administrative        228,800                         -           68,700                       -
   Consolidation offering costs               -                   240,600                -                 109,600
                                ---------------             -------------    -------------         ---------------


                                      1,238,300                   240,600          418,100                 109,600
                                ---------------             -------------    -------------         ---------------
Income before taxes                   1,519,500                  (239,100)         643,400                (109,000)

Tax provision                           612,100                         -          263,000                       -
                                ---------------             -------------    -------------         ---------------
Net income/(loss)               $       907,400             $   (239,100)    $     380,400         $     (109,000)
                                ===============             =============    =============         ===============
Weighted average common
   shares outstanding                 1,606,557                   150,000        1,606,557                 150,000
                                ===============             =============    =============         ===============
Earnings/(loss) per share       $          0.57             $      (1.59)    $        0.24         $        (0.73)
                                ===============             =============    =============         ===============

See accompanying notes.


                                                           AeroCentury Corp.
                                                       Statements of Cash Flows
                                                              (Unaudited)

                                                                                          For the Period
                                                                                          from Inception
                                                         For the Nine Months          (February 28, 1997) to
                                                      Ended September 30, 1998          September 30, 1997
Net cash provided by operating activities                   $     2,440,800               $        (22,300)

Investing activities:
     Proceeds from disposal of engine                               325,000
     Purchase of aircraft                                        (1,124,400)                             -
                                                            ----------------              ----------------
Net cash used in investing activities                              (799,400)                             -

Financing activities:
     Issuance of secured note                                       866,670                              -
     Repayment of secured note                                     (866,670)                             -
     Sale of common stock                                                 -                        150,000
     Organization costs                                                   -                           (500)
                                                            ----------------              -----------------
Net cash provided by investing activities                                 -                        149,500

Net change from consolidation of partnerships                        22,800                              -

Net increase in cash and cash equivalents                         1,664,200                        127,200

Cash and cash equivalents, beginning of period                        8,000                              -
                                                            ----------------              -----------------
Cash and cash equivalents, end of period                    $     1,672,200               $        127,200
                                                            ================              =================















See accompanying notes.


                                AeroCentury Corp.
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)


     1. Basis of presentation

     AeroCentury Corp. (the "Company") was incorporated in the state of Delaware on February 28, 1997. The Company was formed solely for the purpose of acquiring JetFleet Aircraft, L.P. and JetFleet Aircraft II, L.P., partnerships formed under California law for the purpose of investing in leased aircraft equipment, (collectively, the "Partnerships") in a statutory merger (the "Consolidation"). A Registration Statement on Form S-4 for the proposed Consolidation became effective on September 23, 1997 and the Consolidation was effective January 1, 1998. The Company is continuing in the aircraft leasing business in which the Partnerships engaged and plans to use leveraged financing to acquire additional aircraft assets on lease.

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

     The accompanying balance sheets at September 30, 1998 and December 31, 1997 and statements of operations and cash flows for the nine months ended September 30, 1998 and the period from inception (February 28, 1997) to September 30, 1997 and the quarters ended September 30, 1998 and 1997 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such periods are not necessarily indicative of results of operations for a full year.

     Organization and capitalization

     At December 31, 1997, all of the Company's outstanding stock was owned by JetFleet Management Corp. ("JMC"), a California corporation formed in January 1994. On January 1, 1998, 1,456,557 additional common shares were issued as a result of the Consolidation.

     JMC is an integrated aircraft management, marketing and financing business. Prior to the Consolidation, JMC managed the aircraft assets of the Partnerships on behalf of their general partners and limited partners. JMC also manages the aircraft assets of JetFleet III and AeroCentury IV, Inc., California corporations which are affiliates of JMC.

     On April 17, 1998, in connection with the adoption of a shareholder rights plan, the Company filed a Certificate of Designation designating the rights, preferences and privileges of a new Series A Preferred Stock. Pursuant to the plan, the Company issued rights to its shareholders of record as of April 23, 1998, entitling each shareholder to the right to purchase one one-hundredth of a share of Series A Preferred Stock for each share of Common Stock held by the shareholder. Such rights are exercisable only under certain circumstances concerning a proposed acquisition or merger of the Company.

                                AeroCentury Corp.
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)


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

     Deposits

     As of September 30, 1998 the Company held deposits which represent maintenance reserves collected from lessees and interest earned on those funds, as applicable. This amount is not included in the cash balance for statement of cash flow purposes.

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

                                AeroCentury Corp.
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)


     2. Aircraft and aircraft engines under operating leases and aircraft held for operating leases

     Aircraft acquisitions and dispositions

     There were no asset acquisitions during the quarter ended September 30, 1998.

     During July 1998, one of the aircraft engines owned by the Company failed during testing at a maintenance facility. The Company received proceeds, representing the fair market value of the engine, from the maintenance facility's insurance provider. The Company replaced the failed engine with a spare engine held in inventory and intends to acquire a replacement spare engine.

     3. Notes payable

     In connection with its purchase of the Shorts SD-360 during March 1998 the Company borrowed $866,670 from an affiliate and issued a secured promissory note bearing interest at the rate of 12% per annum, payable monthly in arrears, with a maturity date of March 31, 1999. Pursuant to the note's provision for the Company to repay the note at anytime without penalty, the Company repaid the note in full during August 1998.

     4. Credit facility

     On June 30, 1998 the Company obtained a $15 million revolving credit facility to acquire turboprop aircraft and engines for lease. The facility, which expires on June 30, 2000, bears interest at either prime or LIBOR plus 200 basis points and may be renewed annually. The facility may be expanded to $30 million with participation of additional banks. As of September 30, 1998, no amounts were outstanding under the credit facility.

                                AeroCentury Corp.
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)


     5. Income taxes

     The items comprising income tax expense are as follows:

         Current tax provision:
                  Federal                                        $        64,700
                  State                                                   17,800
                                                                 ---------------
                  Current tax provision                                   82,500
                                                                 ---------------
         Deferred tax provision:
                  Federal                                                452,000
                  State                                                   77,600
                                                                 ---------------
                  Deferred tax provision                                 529,600
                                                                 ---------------
         Total provision for income taxes                        $       612,100
                                                                 ===============

     Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

         Income tax expense at
               statutory federal income tax rate                 $       516,600
         State taxes net of federal benefit                               88,600
         Gain on disposition of aircraft                                   6,900
                                                                 ---------------
         Total income tax expense                                $       612,100
                                                                 ===============

     Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of September 30, 1998 are as follows:

         Deferred tax assets:
                  Amortization of organizational costs           $        76,100
                  Maintenance reserves                                   145,700
                  Prepaid rent                                            46,300
                                                                 ---------------
                           Net deferred tax assets                       268,100
         Deferred tax liabilities:
                  Depreciation on aircraft and engines               (3,197,900)
                                                                 ---------------
                           Net deferred tax liability            $   (2,929,800)
                                                                 ===============

     No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

                                AeroCentury Corp.
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)


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

     In March 1998, the Company acquired an aircraft on lease using cash and a loan of $866,670 from an affiliate. The loan was repaid during August 1998.

     7. Pro forma selected financial information for 1997

     Following is pro forma condensed information giving effect to the January 1, 1998 Consolidation as if it had been completed on January 1, 1997.

                                                      Nine months ended            Quarter ended
Summary of Operations:                               September 30, 1997       September 30, 1997
                                                     ------------------       ------------------
Revenues                                                     $2,501,000                 $820,400
Net income                                                     $884,400                 $274,200
Earnings per share                                                $0.55                    $0.17
Number of common shares outstanding                           1,606,557                1,606,557

Summary Balance Sheet:                               September 30, 1997
                                                     ------------------
Total assets                                                $18,242,400
Total liabilities                                             4,568,400
                                                            -----------
Shareholders' equity                                        $13,674,000
                                                            ===========
     The above results include pro forma adjustments for management fees and for depreciation expense.


                                AeroCentury Corp.
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)


     8. Subsequent events

     Sale of aircraft

     On October 6, 1998 the Company sold its 50.00% interest in a Metro II SA-226 aircraft to the lessee. The Company recognized a gain in connection with the sale of the aircraft.

     Renewal of leases

     The aircraft lease to a subsidiary of Raytheon Service Company for three of the Company's Dash-7 aircraft expired in September 1998, but Raytheon has a two-year renewal option, exercisable on or before the later of (i) July 30, 1998 or (ii) notice to Raytheon of renewal of Raytheon's prime contract with the U.S. Army. Raytheon has exercised its two-year renewal option for two of the Dash-7 aircraft and renewed the lease for the third aircraft for a period of six months. The lease terms for the three aircraft are substantially the same as those in the lease which expired during September. If the third aircraft is returned after the six-month renewal period, then the Company will be required to remarket it.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

     During the nine months ended September 30, 1998, the Company's primary source of liquidity was cash flow from operating leases. In connection with the purchase of an aircraft in March 1998, the Company borrowed $866,670 and issued a 12% note due March 31, 1999. During August 1998, the Company repaid the note, without penalty, from its net cash flow.

     On June 30, 1998, the Company obtained a $15 million revolving credit facility to finance the acquisition of turboprop aircraft and engines for lease. The facility may be expanded to $30 million with participation of additional banks. As of September 30, 1998, no amounts were outstanding under the credit facility.

Results of Operations

     The Company had no significant operations during the first nine months of 1997 other than incurring costs in connection with the proposed Consolidation.

     On a pro forma basis, giving effect to the January 1, 1998 Consolidation as if it had been completed on January 1, 1997, the Company would have had revenues of $2,501,000 and $820,400 and net income of $884,400 ($0.55 per share) and
$274,200 ($0.17) for the nine months and quarter ended September 30, 1997, respectively, versus revenues of $2,757,800 and $1,061,500 and net income of $907,400 ($0.57 per share) and $380,400 ($0.24 per share) for the nine months and quarter ended September 30, 1998, respectively.

     Pro forma interest income for the nine month and three month periods ended September 30, 1997, is higher by approximately $63,000 and $10,000, respectively, versus 1998 because of two finance leases which expired in December 1997 and June 1998. Rent income is approximately $137,000 higher in 1998 versus 1997 due to the March 1998 purchase of an additional aircraft on lease. Depreciation and management fees combined are approximately $61,000 higher in 1998 versus pro forma amounts for 1997 also because of the 1998 aircraft acquisition. The Company also recorded a gain during 1998 in connection with insurance proceeds received for one of its aircraft engines, which failed during testing at a maintenance facility.

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

     Risks of Debt Financing. The Company's use of acquisition financing under its newly-obtained revolving credit agreement for a maximum of $15 million will subject the Company to increased risks of leveraging. The revolving loans will be secured by the Company's existing assets as well as the assets to be acquired with the financing. Any default under the revolving credit agreement could result in foreclosure upon not only the asset acquired using such financing, but also the existing assets of the Company securing the revolving loan.

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

     Raytheon Lease Renewal. Raytheon has exercised its two-year renewal option for two of the Dash-7 aircraft and renewed the lease for the third aircraft for a period of six months. If the third aircraft is returned after the six-month renewal period, then the Company will be required to remarket it. Any re-lease may require some refurbishment, which may be at the Company's expense even if the aircraft is returned by lessee in complete compliance with the lease. While such refurbishment is being performed and until the aircraft is delivered to a new lessee, the Company may experience a loss of revenue.

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

     Year 2000 Considerations. Management of the Company has directed its information technology ("IT") manager to require any software or hardware purchased for use by the Company to have a warranty of Year 2000 compliance. It has also directed its IT manager to study any systems that may require Year 2000 remediation. The IT manager has determined that, because the Company's IT system is based on a "MacOS" system, the Company's internal technology systems are ready for Year 2000, and there should not be any material costs associated with such remediation. Furthermore, the phone and internet systems have been warranted by their vendors for Year 2000 compliance. The Company's internal and administrative operations are not highly dependent on any other advanced technology system, and, consequently, management believes that the Company's exposure to loss as a result of Year 2000 issues in its internal and administrative operations is not significant.

     Management believes that the electronic systems used in the equipment leased by the Company to lessees will not be materially affected by the Year 2000 and that any remediation of the technology systems embedded in the aircraft that it leases will not be a material expense to the Company; however, a formal study has not yet been undertaken of the aircraft equipment on lease. The Company believes that there should not be any material costs in connection with such a study. The Company will be consulting with all the manufacturers of its leased equipment to confirm Year 2000 compliance. Since the Company's leases generally place all maintenance and repair obligations on the lessees, to the extent that the aircraft are on lease when the Year 2000 problem is identified, it would generally be the lessee's and not the Company's responsibility to remediate any Year 2000 problem with the leased aircraft.

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

     The Company's essential functions are not dependent upon any key third party vendors or service providers related to the leasing or finance business, and consequently, the interruption of goods and services from any such industry-specific third party vendor or service provider to the Company is not likely to cause a material loss to the Company. Of course, the Company's ordinary business operation is dependent upon vendors that provide basic services to businesses generally, such as utility companies, phone and long distance companies, courier services, banking institutions. The state of Year 2000 readiness of these third parties cannot be assessed by the Company; however, management believes that a temporary interrruption in services to the Company by these types of service providers caused by Year 2000 problems would not cause material losses to the Company. An extended loss of these services, however, could adversely affect the Company's business and financial performance. The Company has not yet made any contingency plans for the extended loss of these basic services.

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

(a)      Exhibit 27.  Financial Data Schedule

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AeroCentury Corp.

October 26, 1998                    By:   /s/ Neal D. Crispin
Date                                   ---------------------------------------
                                       Neal D. Crispin, Director, President and
                                       chairman of the Board of Directors of the
                                       Registrant (Principal Executive Officer)



October 26, 1998                    By:   /s/ Toni M. Perazzo
Date                                    ---------------------------------------
                                        Toni M. Perazzo, Director,
                                        Vice President - Finance and Secretary
                                        of the Registrant (Principal Financial
                                        and Accounting Officer)



October 26, 1998                     By:  /s/ Marc J. Anderson
Date                                    ---------------------------------------
                                        Marc J. Anderson, Director, Chief
                                        Operating Officer, Senior Vice President