Form 10KSB
period 1998-12-31
AEROCENTURY CORP
filed 1999-03-22
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
                                   (Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________
                       Commission File Number: 001-13387
                                AeroCentury Corp.
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

  Title of Each Class                       Name of Exchange on Which Registered
   Common Stock, $0.001 par value                     American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes XNo

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the issuer's most recent fiscal year:  $3,777,580

On March 19, 1999 the aggregate market value of the voting and non-voting Common equity held by non-affiliates (based on an average of the bid and asked price of $8.0625 on March 19, 1999) was $11,182,881.

As of March 19, 1999 the Issuer has 1,606,557 Shares of Common Stock, of which 17,800 are held as Treasury Stock.

Transitional Small Business Disclosure Format
(check one): Yes _ No __X__

Documents Incorporated by Reference: The following documents filed with the Securities Exchange Commission contain information incorporated by reference herein: 1) Definitive Proxy Statement filed on March 22, 1999; 2) Form 8-A/A filed with the Securities and Exchange Commission on February 4, 1999; 2) Reports on Form 8-K filed March 16, 1998, May 18, 1998, May 19, 1998 and July 2, 1998.

                                     PART I

Item 1.           Business.

Business of the Company

AeroCentury Corp. (the "Company") was incorporated in the state of Delaware on February 28, 1997 ("Inception"). The Company was formed solely for the purpose of acquiring JetFleet Aircraft, L.P. ("JetFleet I") and JetFleet Aircraft II, L.P. ("JetFleet II"), California limited partnerships (collectively, the "Partnerships") in a statutory merger (the "Consolidation"). JetFleet I and JetFleet II were organized in October 1989 and October 1991, respectively. Prior to the Consolidation, the Partnerships engaged in the business of ownership, management, leasing and acquisition of a portfolio of aircraft equipment. Upon completion of the Consolidation, which occurred on January 1, 1998, the Company succeeded to the Partnerships' business.

At December 31, 1997 all of the Company's outstanding common stock was owned by JetFleet Management Corp. ("JMC"). JMC is an integrated aircraft management, marketing and financing business. JMC also managed, on behalf of their general partners and limited partners, the aircraft assets of the Partnerships. JMC is the management company for the Company pursuant to the Management Agreement between JMC and the Company.

In connection with the Consolidation, the Company issued 1,456,557 shares of Common Stock of the Company, $0.001 par value, to the limited and general partners of the Partnerships in exchange for their respective partnership interests in the Partnerships. In the Consolidation 99.5% of the total outstanding limited partnership units of the Partnerships were exchanged for Common Stock of the Company. The acquisition of the Partnerships by the Company was treated as a "pooling-of-interests" under generally accepted accounting principles, with the assets and liabilities of the combining entities recorded at historical cost on the Consolidation date.

The Company is engaged in the business of ownership, management, leasing and acquisition of aircraft, focused on used turboprop aircraft equipment for lease to domestic and foreign regional air carriers. By assuming the business of the Partnerships in January 1998, the Company became owner of a portfolio of unleveraged aircraft and engines on lease and generating positive cash flow. The Company's principal business objective is to increase shareholder value by acquiring additional aircraft assets that will provide a return on investment through lease revenue from creditworthy lessees, and eventually resale proceeds. The Company intends to achieve its business objective by reinvesting cash flow and obtaining short-term and long-term financing and/or equity financing.

The Company's success in achieving its objective will depend in large part on its success in two areas, asset selection and lessee selection.

The Company acquires additional assets in one of three ways. The most common situation is when the Company purchases an asset, usually from an air carrier, and leases it back to the seller. In addition the Company may purchase an asset already subject to a lease and assume the rights of the seller, as lessor under the existing Lease. Finally, the Company may purchase an asset from a seller and then immediately enter into a new lease for the aircraft with a third party lessee. In this last case, the Company would not purchase an asset unless a potential lessee had been identified and had committed to lease the aircraft.


The Company generally targets used turboprop aircraft and engines with purchase prices between $1 million and $10 million, and lease terms of three to five years. In determining assets for acquisition, the Company evaluates among other things, the type of asset, its current price and projected future value, its versatility or specialized uses, the current and projected future availability of and demand for that asset, and the type and number of future potential lessees. Because the Company's management has extensive experience in purchasing, leasing and selling used turboprop aircraft, the Company believes it can purchase these assets at an appropriate price and keep the assets on lease. Furthermore, the Company believes that its industry knowledge enables it to purchase assets that are likely to retain their value through and after the end of the initial lease of the asset.

In order to improve the remarketability of an aircraft after expiration of the lease, the Company focuses on having lease provisions for its aircraft that provide for good maintenance and return conditions, so that when the lessee returns the aircraft, the Company receives the aircraft back in a condition good enough to immediately re-lease or re-sell the aircraft at an attractive rate, or receives sufficient payments from the lessee to cover any maintenance or overhaul of the aircraft required to bring the aircraft to such a state.

When considering whether to accept transactions with a lessee, the Company examines the creditworthiness of the lessee, its short- and long-term growth prospects, its financial status and backing, the impact of pending governmental regulation or de-regulation of the lessee's market, all weighed against the lease rate that is offered by the lessee. In addition, where applicable, it is the Company's policy to monitor the lessee's business and financial performance closely throughout the term of the lease, and if requested, provide assistance drawn from the experience of Company's management in many areas of the air carrier industry. Because of its "hands-on" approach to portfolio management, the Company believes it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies.

Working Capital Needs

The Company's portfolio of assets is currently generating revenues which more than cover its expenses. During 1998, the Company's expenses consisted mainly of management fees, which are based upon the size of the asset pool, and professional fees paid to third parties not covered by JMC under the Management Agreement. Expenses were more than covered by lease revenues. As the Company begins to use acquisition debt financing under its revolving credit line, interest expense will become an increasingly larger portion of the Company's expenses. However, each advance on the credit line is accompanied by the acquisition of an asset subject to a lease providing for lease payments that should be greater than payments required to repay the increased loan payment obligations arising from such advance. So long as the Company continues to be successful in keeping its assets on lease and interest rates remain stable, the Company's cash flow should be sufficient to cover the management fees, professional fees and interest expense, and provide extra cash flow that can be applied with equity or debt financings to acquire additional assets.

Competition

The Company competes for customers, generally regional commercial aircraft operators, that are seeking to lease aircraft under an operating lease. The Company faces competition from other companies providing financing, including leasing companies, banks and other financial institutions and aircraft leasing partnerships. Management believes that competition may increase if competitors who have traditionally neglected the regional air carrier market begin to focus on that growing market. Because competition is largely based on price and lease terms, the entry of new competitors into the market, particularly those with greater access to capital markets than the Company, could lead to fewer financing opportunities for the Company and/or financing terms less favorable to the Company on new financing transactions and renewals of existing leases. This could lead to lower revenues for the Company.

The Company, however, believes that its competitive advantage is due to its experience and operational efficiency in financing the transaction sizes that are desired by the regional air carrier market. Management believes that the Company also has a competitive advantage due to its relationship with JMC, which has developed a reputation as a global participant in the aircraft leasing market.

Dependence on Significant Customers

For the year ended December 31, 1998, the Company had three significant customers, which accounted for 40%, 24% and 15%, respectively, of lease revenue. Concentrations of credit risk with respect to lease receivables should diminish in the future, as the number of customers comprising the Company's customer base increases, and their dispersion across different geographic areas becomes greater.

Employees

Pursuant to the Company's management contract with JMC, JMC is responsible for all administration and management of the Company. Consequently, the Company does not have any employees.

Item 2.           Properties.

As of December 31, 1998, the Company did not own or lease any real property, plant or materially important physical properties. The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California, 94010. All office facilities are provided by JMC without reimbursement by the Company.

At December 31, 1998, the Company owned four de Havilland DHC-7, three de Havilland DHC-6, one Fairchild Metro III, one Shorts SD 3-60 and one Fokker 50 aircraft, and 24 turboprop engines.

On January 29, 1999, the Company acquired a second Fokker 50 aircraft.

Item 3.           Legal Proceedings.

The Company is not involved in any legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5.           Market for the Common Equity and Related Stockholder Matters.

The shares of the Company's Common Stock are traded on the American Stock Exchange ("AMEX") under the symbol "ACY."
Market Information

The Company's Common Stock has been traded on the AMEX since January 16, 1998. The following is price information from January 16, 1998 until March 1, 1999:

                     Period           High    Low

            1/16/98 to 3/31/98     9-3/4   5-5/8
            4/1/98 to 6/30/98      6- 9/16 4-1/4
            7/1/98 to 9/30/98      6-3/4   4-1/2
            9/30/98 to 12/31/98    8-7/8   4

On March 1, 1999, the closing stock sales price on the AMEX was $9-1/4 per share.

Number of Security Holders

The approximate number of holders of record of the shares of the Company's Common Stock was 1,700 as of March 1, 1999.

Dividends

No dividends have been declared or paid to date. The Company does not intend to declare or pay dividends in the foreseeable future, and intends to re-invest any earnings into acquisition of additional revenue generating aircraft equipment.


Shareholder Rights Plan

On April 17, 1998, in connection with the adoption of a shareholder rights plan, the Company filed a Certificate of Designation designating the rights, preferences and privileges of a new Series A Preferred Stock. Pursuant to the plan, the Company issued rights to its shareholders of record as of April 23, 1998, entitling each shareholder to the right to purchase one one-hundredth of a share of Series A Preferred Stock for each share of Common Stock held by the shareholder. Such rights are exercisable only under certain circumstances in connection with a proposed acquisition or merger of the Company.

Stock Repurchase Plan

On October 23, 1998, the Company's Board of Directors adopted a stock repurchase plan, granting management the authority to purchase up to 100,000 shares of the Company's common stock, in privately negotiated transactions or on the market, at such price and on such terms and conditions deemed satisfactory to management. As of December 31, 1998, the Company had purchased 9,200 shares of its common stock.

Item 6.           Management's Discussion and Analysis or Plan of Operation.


Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding: the Company's objective of increasing shareholder value by acquiring additional assets; reinvesting cash flow and obtaining financing for acquisitions; the Company's ability to purchase assets at appropriate prices, keep such assets on lease, and have those assets retain value through and after the initial lease term; the Company's ability to obtain lease provisions for maintenance and return that permit remarketing of the aircraft; the Company's acquisition of assets using credit line financing that produce revenue greater than the financing costs for such assets; the Company's competitive advantage through its experience and operational efficiency and its relationship with JMC; the Company's reduction of credit risk concentration of lease receivables through broadening of customer base and geographic dispersion; the Company's achieving cash flow adequate to meet increases in the interest rate applicable to the credit line and ongoing operational needs; the possibility of entering into an interest rate hedge transaction; the Company's intention to monitor lessees to reduce the potential that an asset will be off-lease following expiration of a lease; the Company's intention to repay the revolving credit loans from subsequent financings; the Company's belief that the current market provides a good supply of suitable transactions; and the Company's ability to reduce the impact of regional or global economic downturns contained in "Item 1 -- Business" and this "Item 6 -- Management's Discussion and Analysis or Plan of Operation" section are forward-looking statements. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, including competition for turboprop and other aircraft, and future trends and results cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results."

Business

The Company is engaged in the business of ownership, management, leasing and acquisition of aircraft, focused on used commercial turboprop aircraft equipment for lease to domestic and foreign regional air carriers. By assuming the business of the Partnerships in January 1998, the Company became owner of a portfolio of unleveraged aircraft and engines on lease and generating positive cash flow. The Company's principal business objective is to increase shareholder value by acquiring additional aircraft assets that will provide a return on investment through lease revenue from creditworthy lessees, and eventually resale proceeds. The Company intends to achieve its business objective by reinvesting cash flow and obtaining short-term and long-term financing and/or equity financing.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997 (Combined)

Financial information for 1997 has been restated on a combined basis. There was no provision for income taxes for the Partnerships during 1997.



                                                           Year Ended December 31,

                                                     1998                               1997
                                                                                     (Combined)
                                             Amount             %             Amount          %

Operating lease revenue                  $  3,494,330         92.5           $ 3,198,200         96.6
Gain on disposal of assets                    228,230          6.0                     -            -
Other income                                   55,020          1.5               113,670          3.4

Total                                    $  3,777,580        100.0          $  3,311,870        100.0


On a combined basis, the Company had revenues of $3,777,580 and net income of $1,181,650 for the year ended December 31, 1998 versus $3,311,870 and net income of $988,030 for the year ended December 31, 1997.

Rent income is approximately $296,000 higher in 1998 versus combined 1997 due to the purchases of additional aircraft on lease during the first and fourth quarters of 1998. Other income for the year ended December 31, 1998 is lower by approximately $58,000 versus combined 1997 because of two finance leases which expired in December 1997 and June 1998. The Company also recorded gains during 1998 in connection with insurance proceeds received for one of its aircraft engines, which failed during testing at a maintenance facility, and the sale of an aircraft.

Management fees are approximately $500,000 higher in 1998 versus combined 1997 because of the Management Agreement entered into in January 1998. Depreciation is approximately $88,000 higher in 1998 versus combined 1997 because of the 1998 aircraft acquisitions. Interest expense is approximately $84,000 in 1998 and zero in combined 1997 because its $15 million credit facility was not obtained or used until 1998. Professional fees and general administrative expense are approximately $74,000 lower in 1998 because, under the Management Agreement, JMC no longer bills for overhead reimbursement as it had done in 1997. This decrease is somewhat offset by higher professional fees in 1998 related to the Company's status as an exchange-listed, "reporting company" under the federal securities laws. These fees include directors and officers insurance, stock exchange listing fees, and transfer agent fees. During combined 1997, the Partnerships increased maintenance deposits and accrued costs and recognized a related one-time charge of approximately $742,000 for estimated maintenance expense related to one aircraft. Consolidation costs of approximately $502,000 during combined 1997 reflect all expenses of third parties in connection with the Consolidation.

Liquidity and Capital Resources

The Company is currently financing its asset growth through borrowings secured by its lease portfolio and excess cash flow. The Company has a $15 million credit facility which expires on June 30, 2000 and which is renewable annually thereafter. The facility bears interest at either prime or LIBOR plus 200 basis points, at the Company's option. The facility may be expanded to $30 million with participation of additional banks. As of December 31, 1998, $6.4 million was outstanding under the credit facility and interest of $39,780 was accrued, using a prime rate of 7.75%.


The prime rate has been stable since November 1998. The Company believes it has adequate cash flow to meet increases in the interest rate applicable to its credit line obligations. Any increase in such interest rates is likely to be the result of increased prevailing interest rates. Increased prevailing interest rates generally result in higher lease rates as well, and so an increase in credit line payments may be offset at least partially by higher revenues on new leases and renewals of leases entered into by the Company. The Company is studying whether it is advisable to enter into an interest rate hedge transaction, which for a fee would act to lock in current interest rates on its credit line obligations. In making its decision, the Company is analyzing interest rate trends, the ongoing costs of maintaining the hedge and the magnitude of the impact of any interest rate swing.

The Company's aircraft are subject to leases with varying expiration dates between April 18, 1999 and November 23, 2003. Under this scenario, management believes that the Company will have adequate cash flow to meet any on-going operational needs. It is the Company's policy to monitor lessee's needs in periods before leases are due to expire. If it appears possible that a lessee will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. This procedure helps the Company reduce any potential that an asset will be "off-lease" for a significant time following the expiration of a lease.

Factors that May Affect Future Results

Risks of Debt Financing. The Company's use of acquisition financing under its revolving credit agreement will subject the Company to increased risks of leveraging. The revolving loans are secured by the Company's existing assets as well as the assets to be acquired with the financing. Any default under the revolving credit agreement could result in foreclosure upon not only the asset acquired using such financing, but also the existing assets of the Company securing the revolving loan.

In order to achieve optimal benefit from the revolving credit facility, the Company intends to repay the revolving loans from proceeds of subsequent term debt or equity financings. Such replacement financing would provide the Company with more favorable long-term repayment terms and also would permit the Company to make further draws under the revolving credit line equal to the amount of revolving debt refinanced. There can be no assurance that the Company will be able to obtain the necessary amount of replacement term debt or equity financing on favorable terms so as to permit multiple draws on the revolving line of credit. The Company has requested an increase in the revolving credit facility to $30 million. Such an increase is dependent upon the ability of the current revolving credit lender ("Lender") to find additional loan participants, and there is no assurance that such participants will be located by the Lender.

The revolving line of credit has an initial term of two years expiring in June 2000, and is renewable at the sole discretion of Lender and its participants, if any. There is no assurance that the line of credit will be renewed. If the revolving loan is not renewed by the Lender and its participants, then all indebtedness under the revolving loan agreement will become immediately due and payable. There is no assurance that the Company will have adequate replacement financing in place in order to meet such accelerated repayment obligations.

All of the Company's current credit line indebtedness carries a floating interest rate based on the lender's prime rate. The Company has the ability to convert the prime rate loans to loans based on a floating LIBOR rate. If the applicable index rate increases, then the Company's payment obligations under the line of credit would increase and could result in lower net revenues for the Company.

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

General Economic Conditions. The market for used aircraft has been cyclical, and usually reflects economic conditions and the strength of the travel and transportation industry. The Company believes that the air transport industry is currently stable, with demand for aircraft, asset prices and lease rates level, and in some cases, increasing. Nonetheless at any time, the market for used aircraft may be adversely affected by such factors as airline financial difficulties, higher fuel costs, and improved availability and economics of new replacement aircraft.

The Company believes that the current aircraft market provides a good supply of suitable transaction opportunities for the Company, primarily in overseas markets, as well as domestically. There are currently some disparities between geographic regions with respect to the condition of the air transport industry, with the Pacific Rim, in particular, not currently experiencing the growth that is taking place in the U.S. and other foreign markets. This economic slowdown has not had a significant effect on the Company's business, as it does not currently have any assets placed with Pacific Rim lessees.

An adverse change in the global air travel industry, however, could result in reduced carrier revenue and excess capacity and increase the risk of failure of some weaker regional air carriers. While the Company believes that with proper asset and lessee selection in the current climate, as well as during such downturns, the impact of such changes on the Company can be reduced, there is no assurance that the Company's business will escape the effects of such a global downturn, or a regional downturn in an area where the Company has placed a significant amount of its assets.

Reliance on JMC. All management of the Company is performed by JMC pursuant to a Management Agreement between JMC and the Company which has a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Board of Directors does, however, have ultimate control and supervisory responsibility over all aspects of the Company and does owe fiduciary duties to the Company and its stockholders. In addition, while JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices. Although the Company has taken steps to prevent such conflicts, such conflicts of interest arising from such dual roles may still occur.

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

Ownership Risks. Most of the Company's portfolio is leased under operating leases, where the terms of the leases do not take up the entire useful life of an asset. The Company's ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the Company's ability to profitably re-lease or resell the asset after the expiration of the initial lease term. Some of the factors that have an impact on the Company's ability to release or re-sell include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset's use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments which cause the asset to become obsolete. In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in serviceable condition as required under the lease. If the Company is unable to remarket or sell its aircraft equipment on favorable terms when the operating lease for such equipment expires, the Company's business, financial condition, cash flow, ability to service debt and results of operation could be adversely affected.

Raytheon Lease Renewal. Raytheon has exercised its two-year renewal option for the three Dash-7 aircraft. Raytheon has received government funding for the full two year term on two of the aircraft, and government funding through March 31, 1999 on the third aircraft. The government funding for full renewal term of the third aircraft has been requested and is subject to the federal budget process. If funding is not received, then Raytheon may return the third Dash-7 aircraft. If the aircraft is returned, then the Company will be required to remarket it. Any re-lease may require some refurbishment, which may be at the Company's expense even if the aircraft is returned by lessee in complete compliance with the lease. While such refurbishment is being performed and until the aircraft is delivered to a new lessee, the Company may experience a loss of revenue.

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

International Risks. The Company may focus in the near term on leases in overseas markets, which markets are currently dynamic and present attractive opportunities. Leases with foreign lessees, however, may present somewhat different credit risks than those with domestic lessees.

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights as those which apply in the United States. The Company could experience collection problems related to the enforcement of its lease agreements under foreign local laws and the attendant remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code would not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a central registration or recording system with which to locally establish the Company's interest in equipment, and related leases. This could add difficulty in recovering an engine in the event that a foreign lessee defaults.

Leases with foreign lessees are subject to risks related to the economy of the country or region that such lessee is located even if the U.S. economy remains strong. On the other hand, a foreign economy may remain strong even though the domestic U.S. economy is not. A foreign economic downturn may occur and impact a foreign lessee's ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related currency conversion fluctuations. Although the Company's current leases are all payable in U.S. dollars, in the future, the Company may agree to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations. Even with dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee's local currency which makes it more difficult for a lessee to meet its dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if that carrier's revenue is primarily derived in the local currency.

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

Competition. The aircraft leasing industry is highly competitive. The Company will compete with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources and more experience than the Company. The Company, however, believes that it is competitive because of its experience and operational efficiency in financing the transaction types desired by the regional air carriers. This market segment, which is characterized by transaction sizes of less than $10 million and lessee credits that are strong, but generally unrated and more speculative than that of the major air carriers, is not well served by the Company's larger competitors in the aircraft industry. JMC, the management company for the Company, has developed a reputation as a global participant in this segment of the market, and the Company believes this will benefit the Company. There is no assurance that the lack of significant competition from the larger aircraft leasing companies will continue or that the reputation of JMC will continue to be strong in this market segment and benefit the Company.

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

Management believes that the electronic systems used in the equipment leased by the Company to lessees will not be materially affected by the Year 2000 and that any remediation of the technology systems embedded in the aircraft that it leases will not be a material expense to the Company. The Company has notified all lessees of the Year 2000 problem and has requested information on the status of each lessee's study and remediation plans. The Company believes that there should not be any material costs in connection with such a study. The Company will be consulting with all the manufacturers of its leased equipment to confirm Year 2000 compliance. Since the Company's leases generally place all maintenance and repair obligations on the lessees, to the extent that the aircraft are on lease when the Year 2000 problem is identified, it would generally be the lessee's and not the Company's responsibility to remediate any Year 2000 problem with the leased aircraft.

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

The Company's essential functions are not dependent upon any key third party vendors or service providers related to the leasing or finance business, and consequently, the interruption of goods and services from any such industry-specific third party vendor or service provider to the Company is not likely to cause a material loss to the Company. Of course, the Company's ordinary business operation is dependent upon vendors that provide basic services to businesses generally, such as utility companies, phone and long distance companies, courier services, banking institutions. The Company is in the process of inquiring with such providers regarding their respective Year 2000 readiness. The state of Year 2000 readiness of these third parties cannot be assessed by the Company; however, management believes that a temporary interruption in services to the Company by these types of service providers caused by Year 2000 problems would not cause material losses to the Company. An extended loss of these services, however, could adversely affect the Company's business and financial performance. The Company has not yet made any contingency plans for the extended loss of these basic services.

Item 7.          Financial Statements.

(a)              Financial Statements and Schedules

         (1)      Financial statements for AeroCentury Corp.:

Report of Independent Auditors, Arthur Andersen LLP
Report of Independent Auditors, Vocker Kristofferson and Co.
Balance Sheet as of December 31, 1998
Statements of Operations for the Years Ended December 31, 1998 and  1997
  (Combined)
Statements of Changes in Shareholders' Equity for the Years Ended December 31,
  1998 and 1997 (Combined)
Statements of Cash Flows for the Years Ended December 31, 1998 and 1997
  (Combined)
Notes to Financial Statements

(2)      Schedules:

All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of AeroCentury Corp.:

We have audited the accompanying balance sheet of AeroCentury Corp. (a Delaware corporation) as of December 31, 1998 and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury Corp. as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

/s/ Arthur Andersen LLP


San Francisco, California
January 22, 1999

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of AeroCentury Corp.

We have audited the accompanying combined balance sheet of AeroCentury Corp., JetFleet Aircraft, L.P. and JetFleet Aircraft II, L.P., as of December 31, 1997 and the related combined statements of operations, shareholder's equity and cash flow for the year then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury Corp., JetFleet Aircraft, L.P. and JetFleet Aircraft II, L.P., on a combined basis, at December 31, 1997 and the related statements of operations, shareholder's equity and cash flow for the year then ended in conformity with generally accepted accounting principles.


VOCKER KRISTOFFERSON AND CO.

/s/ Vocker Kristofferson and Co.

March 16, 1998
San Mateo, California


                                                 AeroCentury Corp.
                                                   Balance Sheet



                                                    ASSETS

                                                                                    December 31,
                                                                                        1998

Cash and cash equivalents                                                         $     1,852,010
Deposits                                                                                1,584,260
Accounts receivable                                                                       165,550
Aircraft and aircraft engines on operating leases,
     net of accumulated depreciation of $15,711,600                                    22,812,600
Prepaid expenses and other                                                                147,470

Total assets                                                                      $    26,561,890


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       249,400
     Notes payable and accrued interest                                                 6,439,780
     Maintenance deposits and accrued costs                                             1,661,330
     Security deposits                                                                    479,100
     Prepaid rent                                                                          60,450
     Deferred taxes                                                                     3,160,030

Total liabilities                                                                      12,050,090

Shareholders' Equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                    767,180

                                                                                       14,589,990
     Treasury stock at cost, 9,200 shares                                                (78,190)
Total shareholders' equity                                                             14,511,800

Total liabilities and shareholders' equity                                        $    26,561,890



The accompanying notes are an integral part of this statement.


                                                 AeroCentury Corp.
                                             Statements of Operations





                                                                    For the Years Ended December 31,
                                                                     1998                       1997
                                                                                            (Combined)
Revenues:

     Rent income                                              $     3,494,330             $      3,198,200
     Gain on disposal of aircraft and aircraft engines                228,230                            -
     Other income                                                      55,020                      113,660

                                                                    3,777,580                    3,311,860

Expenses:

     Management fees                                                  596,450                       96,520
     Depreciation                                                     713,930                      626,000
     Interest                                                          83,690                            -
     Professional fees and general and administrative                 347,440                      443,540
     Maintenance                                                            -                      742,280
     Consolidation costs                                                    -                      502,380

                                                                    1,741,510                    2,410,720

Income before taxes                                                 2,036,070                      901,140

Tax provision/(benefit)                                               854,420                     (86,890)

Net income                                                    $     1,181,650             $        988,030

Weighted average common
   shares outstanding                                               1,606,505

Basic earnings per share                                      $          0.74





The accompanying notes are an integral part of this statement.


                                                AeroCentury Corp.
                                   Statements of Changes in Shareholders' Equity
                                  For the Years Ended December 31, 1998 and 1997




                    Partnership     Preferred       Common          Paid-in       Retained       Treasury
                     Interests        Stock          Stock          Capital       Earnings         Stock           Total

Balance,
December 31,
1996              $  18,005,230      $  -           $  -           $   -           $  -           $  -           $18,005,230

Distributions
to partners         (3,187,010)         -              -                -             -              -            (3,187,010)

Issued on
February 28, 1997
150,000 shares at
par value of $.00        -              -              150           149,850          -              -               150,000

Net income/(loss),
year ended
December 31
1997                 1,402,500          -               -                -        (414,470)          -               988,030

Balance,
December 31, 1997   16,220,720          -               150          149,850      (414,470)          -            15,956,250
Dissolution of
partnerships on
January 1, 1998    (16,220,720)         -                -               -             -             -           (16,220,720)

Issued on
January 1, 1998
1,456,557 shares at
par value of $.001       -              -              1,460      13,671,350           -             -            13,672,810

Purchase of treasury
stock, 9,200 shares      -              -                 -              -             -          (78,190)           (78,190)

Net income,
year ended
December 31,
1998                     -              -                 -              -       1,181,650            -            1,181,650

Balance,
December 31, 1998
                    $  -            $   -           $  1,610  $   13,821,200    $  767,180      $  (78,190)      $14,511,800







The accompanying notes are an integral part of this statement.

                                                 AeroCentury Corp.
                                             Statements of Cash Flows

                                                                          For the Years Ended December 31,
                                                                            1998                    1997

                                                                                                (Combined)
Operating activities:
   Net income                                                        $     1,181,650           $       988,030
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation                                                          713,930                   626,000
       Amortization                                                                -                    21,900
       Gain on disposal of aircraft and aircraft engines                   (228,230)                         -
       Change in operating assets and liabilities:
         Deposits                                                          (678,500)                 (379,410)
         Accounts receivable                                               (137,540)                     6,010
         Prepaid expenses and other                                        (142,020)                   (5,000)
         Deferred taxes                                                      759,790                  (87,770)
         Accounts payable and accrued expenses                             (253,870)                   260,310
         Prepaid rent                                                      (175,080)                   199,100
         Security deposits                                                   336,000                         -
         Maintenance deposits and accrued costs                             (61,570)                 1,196,550
Net cash provided by operating activities                                  1,314,560                 2,825,720

Investing activities:
   Proceeds from disposal of assets                                          684,320                         -
   Purchase of aircraft                                                  (7,844,570)                         -
   Payments received on capital leases                                       150,000                   750,000
Net cash (used)/provided by investing activities                         (7,010,250)                   750,000

Financing activities:
   Issuance of common stock                                                        -                   150,000
   Issuance of secured note                                                  866,700                         -
   Repayment of secured note                                               (866,700)                         -
   Issuance of notes payable                                               6,400,000                         -
   Accrued interest on notes payable                                          39,780                         -
   Purchase of treasury stock                                               (78,190)                         -
   Limited partner distributions                                            (48,890)               (3,187,010)
Net cash provided/(used) by financing activities                           6,312,700               (3,037,010)

Net increase in cash and cash equivalents                                    617,010                   538,710

Cash and cash equivalents, beginning of period                             1,235,000                   696,290

Cash and cash equivalents, end of period                             $     1,852,010           $     1,235,000

The accompanying notes are an integral part of this statement.

                              AeroCentury Corp.
                          Notes to Financial Statements
                                December 31, 1998

1.       Organization and Summary of Significant Accounting Policies

(a)      Basis of Presentation

AeroCentury Corp. (the "Company") was incorporated in the state of Delaware on February 28, 1997. The Company was formed solely for the purpose of acquiring
JetFleet Aircraft, L.P. and JetFleet Aircraft II, L.P., partnerships formed under California law for the purpose of investing in leased aircraft equipment, (collectively, the "Partnerships") in a statutory merger (the "Consolidation"), which was effective January 1, 1998. The Company is continuing in the aircraft leasing business in which the Partnerships engaged and plans to use leveraged financing to acquire additional aircraft assets on lease.

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

Financial information for 1997 has been restated on a combined basis. There was no provision for income taxes for the Partnerships during 1997.

(b)      Organization and Capitalization

At December 31, 1997, all of the Company's outstanding stock was owned by JetFleet Holding Corp. ("JHC"), a California corporation. On January 1, 1998, 1,456,557 additional common shares were issued as a result of the Consolidation.

JetFleet Management Corp. ("JMC"), a wholly owned subsidiary of JHC, is an integrated aircraft management, marketing and financing business. Prior to the Consolidation, JMC managed the aircraft assets of the Partnerships on behalf of their general partners and limited partners. JMC also manages the aircraft assets of JetFleet III and AeroCentury IV, Inc., California corporations which are affiliates of JMC.

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

On October 23, 1998, the Company's Board of Directors adopted a stock repurchase plan, granting management the authority to purchase up to 100,000 shares of the Company's common stock, in privately negotiated transactions or on the market, at such price and on such terms and conditions deemed satisfactory to management. During the quarter ended December 31, 1998, the Company purchased 9,200 shares of its common stock.

(c)      Revenue Recognition

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Interest income includes interest earned from two finance leases which expired in December 1997 and June 1998.

                                AeroCentury Corp.
                          Notes to Financial Statements
                                December 31, 1998

1.       Organization and Summary of Significant Accounting Policies (continued)

(d)      Aircraft and Aircraft Engines On Operating Leases

The Company's interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs. Depreciation is computed using the straight-line method over the aircraft's estimated economic life (generally assumed to be twelve years), to an estimated residual value. The depreciable base of the assets acquired by the Company in the Consolidation was equal to the net book value of the assets at December 31, 1997.

(e)      Loan Commitment and Related Fees

To the extent that the Company is required to pay loan commitment fees and legal fees in order to secure debt, such fees are amortized over the life of the related loan.

(f)      Maintenance Deposits and Accrued Costs

Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance deposits and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees as well as amounts accrued by the Company for future work to be performed on one of its aircraft.

(g)      Income Taxes

The Company follows the liability method of accounting for income taxes as required by the provisions of SFAS No. 109 - Accounting for Income Taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in the tax rates is recognized in income in the period that includes the enactment date.

(h)      Cash and Cash Equivalents/Deposits

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance and security deposits and are subject to withdrawal restrictions.

(i)      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.       Aircraft and Aircraft Engines On Operating Leases

At December 31, 1998, the Company owned four de Havilland DHC-7, three de Havilland DHC-6, one Fairchild Metro III, one Shorts SD 3-60 and one Fokker 50 aircraft, and 24 turboprop engines. During 1998, the Company purchased the Shorts SD 3-60, two of the de Havilland DHC-6 and the Fokker 50, leased to carriers in the United Kingdom, Colombia and Belgium, respectively, for a total of $7,844,570, including acquisition costs. The Company also disposed of one aircraft engine and one aircraft and recognized gains in connection with both disposals during the year.

                               AeroCentury Corp.
                          Notes to Financial Statements
                                December 31, 1998

2.       Aircraft and Aircraft Engines On Operating Leases (continued)

Certain of the Company's aircraft are leased and operated internationally. All leases relating to these aircraft are denominated and payable in U.S. dollars.

The Company leases its aircraft to lessees domiciled in four geographic areas. The tables below set forth geographic information about the Company's operating leased aircraft equipment grouped by domicile of the lessee:


                                                                                For the Years Ended December 31,
Region                                                                              1998              1997
                                                                                                   (Combined)
Operating lease revenue:
     United States                                                           $      2,478,890    $     2,482,910
     Canada                                                                           522,260            535,290
     Europe                                                                           441,930            180,000
     South America                                                                     51,250                  -
Total                                                                        $      3,494,330    $     3,198,200

Operating lease revenue less depreciation and applicable interest:
     United States                                                           $      2,021,810    $     2,023,470
     Canada                                                                           382,890            396,060
     Europe                                                                           270,480            152,580
     South America                                                                     21,530                  -
Total                                                                        $      2,696,710    $     2,572,110

Net book value of operating leased assets:
     United States                                                           $     11,617,200
     Canada                                                                         2,788,700
     Europe                                                                         5,828,410
     South America                                                                  2,578,290
Total                                                                        $     22,812,600

As of December 31, 1998, minimum future lease rent payments receivable under noncancelable leases were as follows:
                  Year
                  1999                                          $      4,297,400
                  2000                                                 3,114,100
                  2001                                                 1,649,800
                  2002                                                 1,374,900
                  2003                                                   521,000
                                                                $     10,957,200

3.       Notes Payable and Accrued Interest

On June 30, 1998 the Company obtained a $15 million revolving credit facility to acquire turboprop aircraft and engines under lease. The facility, which expires on June 30, 2000 and which may be renewed annually thereafter, bears interest, payable monthly, at either prime or LIBOR plus 200 basis points, at the Company's option. The facility may be expanded to $30 million with participation of additional banks. The Company's aircraft and aircraft engines serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of December 31, 1998, the Company was in compliance with all such covenants. As of December 31, 1998, $6.4 million was outstanding under the credit facility and interest of $39,780 was accrued, using a prime rate of 7.75%.

                                AeroCentury Corp.
                          Notes to Financial Statements
                                December 31, 1998

4.       Income Taxes

         The items comprising income tax expense are as follows:


                                                                          For the Years Ended December 31,
                                                                                1998              1997
                                                                                               (Combined)
                  Current tax provision:
                  Federal                                                $       74,260      $            80
                  State                                                          20,380                  800

                  Current tax provision                                          94,640                  880

         Deferred tax provision:
                  Federal                                                       648,500             (74,910)
                  State                                                         111,280             (12,860)
                  Deferred tax provision                                        759,780             (87,770)

         Total provision for income taxes                                $      854,420      $      (86,890)


Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

         Income tax expense at
               statutory federal income tax rate                         $       692,090     $       306,390
         State taxes net of federal benefit                                      118,800              52,580
         Partnership income not subject to tax                                         -           (558,210)
         Other adjustments                                                        43,530              -
         Non-deductible consolidation costs                                            -             112,350
         Total income tax expense                                        $       854,420     $      (86,890)


Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 1998 are as follows:

                                                                    December 31,
                                                                            1998

  Deferred tax assets:
          Amortization of organizational costs                   $        70,540
          Maintenance reserves                                            91,790
          Prepaid rent                                                    24,080
                   Net deferred tax assets                               186,410
 Deferred tax liabilities:
          Depreciation on aircraft and engines                       (3,346,440)

                   Net deferred tax liability                    $   (3,160,030)

                               AeroCentury Corp.
                          Notes to Financial Statements
                                December 31, 1998

5.       Supplementary Disclosures of Cash Flow Information

During the year ended December 31, 1998, the Company paid interest totaling $43,910 and income taxes totaling $111,430. During the year ended December 31, 1997 (combined), the Company paid no interest and no income taxes.

6.       Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables. The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

For the year ended December 31, 1998, the Company had three significant customers, which accounted for 40%, 24% and 15%, respectively, of lease revenue.

7.       Related Party Transactions

Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JMC. Under this agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. During 1998, the Company paid JMC $520,280 of management fees. In addition, JMC may receive a brokerage fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any brokerage fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, brokerage fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services.

In March 1998, the Company acquired an aircraft on lease using cash and a loan in the amount of $866,700 from an affiliate. The Company paid $43,910 of interest during the term of the loan. The loan was repaid during August 1998.

Certain employees of JMC participate in an employee stock incentive plan which grants options to purchase shares of the Company held by JHC. As of December 31, 1998, 2,333 such options had been exercised.

8.       Subsequent Events

         Purchase of Aircraft

On January 29, 1999, the Company purchased a Fokker 50 aircraft on lease to a regional carrier in Brazil. The aircraft is subject to a lease which expires in March 2001.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 13, 1998, Vocker Kristofferson & Co. ("Vocker") resigned as auditors of the Company in anticipation of its replacement by Arthur Andersen LLP as auditors. The resignation was not the result of any adverse opinion or disclaimer of an opinion or qualification or modification as to uncertainty, audit scope or accounting principles, and their replacement with Arthur Andersen LLP was approved by the Board of Directors.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


The information contained in the section entitled "Current Board of Directors" and "Officers and Key Employees" of the Company's Annual Meeting Proxy Statement, dated March 22, 1999 is hereby incorporated by reference.


Item 10.          Executive Compensation.

The information contained in the section entitled "Employment Contracts" of the Company's Annual Meeting Proxy Statement, dated March 22, 1999 is hereby incorporated by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Annual Meeting Proxy Statement, dated March 22, 1999 is hereby incorporated by reference.

Item 12. Certain Relationships and Related Transactions.

The information contained in the section entitled "Related Party Transactions" of the Company's Annual Meeting Proxy Statement, dated March 22, 1999 is hereby incorporated by reference.

Item 13. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  3.1      Amended and Restated Bylaws of the Company dated January 22, 1999

                  3.2      Certificate of Designation of the Company dated April 15, 1998

                  3.3      Amended and Restated Shareholder Rights Agreement, dated January 22, 1999, incorporated by reference to Exhibit 1 to Form 8-A/A filed with the Securities and
                           Exchange Commission on February 4, 1999

                  10.1     Employment Agreement between the Company and Neal D. Crispin, dated April 29, 1998

                  10.2     Employment Agreement between the Company and Marc J. Anderson, dated April 28, 1998



                  10.3     Credit Agreement between First Union National Bank and the Company, dated June 30,
                           1998, incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1998.

                  16.1     Letter on Change in Certifying Accountant, incorporated by reference to Exhibit 16.1 to Report on Form 8-K filed with the Securities and
                           Exchange Commission on May 18, 1998.

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K Filed in Last Quarter

                  None.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 1999.

AEROCENTURY CORP.


By: /s/ Neal D. Crispin
    ------------------------
        Neal D. Crispin
Title: President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 1999.

         Signature                                                    Title


     /s/ Neal D. Crispin                Director, President and Chairman of the
     -------------------------------    Board of Directors of the Registrant
     Neal D. Crispin                    (Principal Executive Officer)



     /s/ Toni M. Perazzo                Director, Vice President - Finance
     ----------------------             and Secretary of the Registrant
         Toni M. Perazzo               Principal Financial and Accounting
                                       Officer)



     /s/ Marc J. Anderson               Director, Chief Operating Officer,
     ------------------------           Senior Vice President
         Marc J. Anderson


     /s/  Maurice J. Averay             Director
     --------------------------------
     Maurice J. Averay


     /s/ Thomas W. Orr                  Director
     --------------------------------
     Thomas W. Orr


     /s/ Evan M. Wallach                Director
     --------------------------------
     Evan M. Wallach