Form 10QSB
period 1999-03-31
AEROCENTURY CORP
filed 1999-05-17
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________


Commission File Number:  001-13387

                                AeroCentury Corp.
                 (Name of small business issuer in its charter)
     Delaware                                                    94-3263974
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

             1440 Chapin Avenue, Suite 310
                Burlingame, California                                  94010
       (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:  (650) 340-1888

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

As of May 13, 1999 the Issuer has 1,606,557 Shares of Common Stock outstanding, of which 38,100 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

Part I.       Financial Information

Item 1.       Financial Statements

                                AeroCentury Corp.
                                  Balance Sheet


                                     ASSETS
                                                                                      March 31,
                                                                                        1999

Cash and cash equivalents                                                         $     1,431,340
Deposits                                                                                2,740,820
Accounts receivable                                                                       315,550
Aircraft and aircraft engines on operating leases,
     net of accumulated depreciation of $16,018,220                                    30,106,000
Prepaid expenses and other                                                                174,180
Deferred taxes                                                                            219,240
                                                                                  ---------------

Total assets                                                                      $    34,987,130
                                                                                  ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       484,240
     Notes payable and accrued interest                                                12,885,420
     Maintenance deposits and accrued costs                                             2,503,130
     Security deposits                                                                    699,600
     Prepaid rent                                                                          82,440
     Deferred taxes                                                                     3,421,400
     Taxes payable                                                                        141,800
                                                                                  ---------------
Total liabilities                                                                      20,218,030
                                                                                  ---------------
Shareholders' Equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  1,107,510
                                                                                  ---------------
                                                                                       14,930,320
     Treasury stock at cost, 17,800 shares                                              (161,220)
                                                                                  ---------------
Total shareholders' equity                                                             14,769,100
                                                                                  ---------------
Total liabilities and shareholders' equity                                        $    34,987,130
                                                                                  ===============

The accompanying notes are an integral part of this statement.


                                AeroCentury Corp.
                            Statements of Operations


                                                               For the Three Months Ended March 31,

                                                                     1999                      1998

Revenues:

     Rent income                                              $     1,395,330             $        809,920
     Other income                                                      25,190                       12,000
                                                              ---------------             ----------------
                                                                    1,420,520                      821,920
                                                              ---------------             ----------------
Expenses:

     Management fees                                                  241,290                      141,110
     Depreciation                                                     306,970                      162,820
     Interest                                                         209,430                        8,090
     Professional fees and general and administrative                 116,040                       81,420
                                                               --------------             ----------------
                                                                      873,730                      393,440
                                                               --------------             ----------------
Income before taxes                                                   546,790                      428,480

Tax provision                                                         206,470                      170,440
                                                               --------------             ----------------
Net income                                                    $       340,320             $        258,040
                                                               ==============             ================
Weighted average common
   shares outstanding                                               1,592,811                    1,606,557
                                                               ==============             ================
Basic earnings per share                                      $          0.21             $           0.16
                                                               ==============             ================

The accompanying notes are an integral part of this statement.


                                AeroCentury Corp.
                            Statements of Cash Flows


                                                                           For the Three Months Ended March 31,
                                                                           1999                       1998

Net cash provided by operating activities                            $       862,360           $     1,062,670

Investing activities:
   Purchase of aircraft                                                  (7,600,000)               (1,124,480)
                                                                      --------------           ---------------
Net cash used by investing activities                                    (7,600,000)               (1,124,480)

Financing activities:
   Issuance of notes payable                                               6,400,000                         -
   Purchase of treasury stock                                               (83,030)                         -
   Issuance of secured note                                                        -                   866,670
                                                                      --------------           ---------------
Net cash provided by financing activities                                  6,316,970                   866,670

Net change from consolidation of partnerships                                      -                    22,860
                                                                      --------------           ---------------
Net (decrease)/increase in cash and cash equivalents                       (420,670)                   827,720

Cash and cash equivalents, beginning of period                             1,852,010                     7,980
                                                                      --------------           ---------------
Cash and cash equivalents, end of period                             $     1,431,340           $       835,700
                                                                      ==============           ===============


The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                          Notes to Financial Statements
                                 March 31, 1999

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

         The accompanying balance sheet at March 31, 1999 and statements of operations and cash flows for the three months ended March 31, 1999 and 1998 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such period are not necessarily indicative of results of operations for a full year.

         Organization and Capitalization

         At December 31, 1997, all 150,000 of the Company's outstanding shares were owned by JetFleet Holding Corp. ("JHC"), a California corporation. On January 1, 1998, 1,456,557 additional common shares were issued as a result of the Consolidation.

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

         On October 23, 1998, the Company's Board of Directors adopted a stock repurchase plan, granting management the authority to purchase up to 100,000 shares of the Company's common stock, in privately negotiated transactions or on the market, at such price and on such terms and conditions deemed satisfactory to management. During the quarter ended March 31, 1999, the Company purchased 8,600 shares of its common stock and, since the adoption of the plan, has purchased 17,800 shares.

         Revenue Recognition

         Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Interest income includes interest earned from two finance leases which expired in December 1997 and June 1998.

                                AeroCentury Corp.
                          Notes to Financial Statements
                                 March 31, 1999

1.       Basis of Presentation (continued)

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

         Income Taxes

         The Company follows the liability method of accounting for income taxes as required by the provisions of SFAS No. 109 Accounting for Income Taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in the tax rates is recognized in income in the period that includes the enactment date.

         Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance and security deposits and are subject to withdrawal restrictions.

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. 2. Aircraft and Aircraft Engines On Operating Leases

         At March 31, 1999, the Company owned four de Havilland DHC-7, three de Havilland DHC-6, two Fairchild Metro III, one Shorts SD 3-60 and two Fokker 50
aircraft, and 24 turboprop engines. During the first quarter of 1999, the Company purchased one of the Fairchild Metro III and one of the Fokker 50 aircraft, leased to carriers in North America and Brazil, respectively, for a total of $7,600,000, including acquisition costs.

                                AeroCentury Corp.
                          Notes to Financial Statements
                                 March 31, 1999


3.       Notes Payable and Accrued Interest

         On June 30, 1998 the Company obtained a $15 million revolving credit facility to acquire turboprop aircraft and engines under lease. The facility, which expires on June 30, 2000 and which may be renewed annually thereafter, bears interest, payable monthly, at either prime or LIBOR plus 200 basis points, at the Company's option. The facility may be expanded to $30 million with participation of additional banks, and, on April 1, 1999, the Company signed an agreement increasing its facility to $22.5 million. The Company's aircraft and aircraft engines serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of March 31, 1999, the Company was in compliance with all such covenants. As of March 31, 1999, $12.8 million was outstanding under the credit facility and interest of $85,420 was accrued, using a prime rate of 7.75%.

4.       Income Taxes

         The items comprising income tax expense are as follows:



                                                For the Quarters Ended March 31,

                                                      1999              1998
                  Current tax provision:
                  Federal                            122,020     $            -
                  State                               33,470                  -
                  Current tax provision              155,490                  -

         Deferred tax provision:
                  Federal                             41,850            145,480
                  State                                9,130             24,960
                  Deferred tax provision              50,980            170,440

         Total provision for income taxes            206,470     $      170,440

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

         Income tax expense at
               statutory federal income tax rate  $    185,910     $    145,680
         State taxes net of federal benefit             31,900           25,000
         Tax rate differences                          (11,340)            (240)
         Total income tax expense                 $    206,470     $    170,440

                                AeroCentury Corp.
                          Notes to Financial Statements
                                 March 31, 1999


4.       Income Taxes (continued)

         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant portion of deferred tax assets and liabilities as of March 31, 1999 are as follows:

                                                                       March 31,
                                                                        1999

         Deferred tax assets:
                  Amortization of organizational costs          $        66,200
                  State taxes                                            11,360
                  Maintenance reserves                                  108,840
                  Prepaid rent                                           32,840
                           Net deferred tax assets                      219,240
         Deferred tax liabilities:
                  Depreciation on aircraft and engines               (3,421,400)

                           Net deferred tax liability           $     3,202,160

5.       Supplementary Disclosures of Cash Flow Information

         During the quarters ended March 31, 1999 and 1998, the Company paid interest totaling $163,780 and $8,090, respectively.

6.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JMC. Under this agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. During the first quarter of 1999, the Company paid JMC $221,920 of management fees. In addition, JMC may receive a brokerage fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any brokerage fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, brokerage fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services.

         In March 1998, the Company acquired an aircraft on lease using cash and a loan in the amount of $866,700 from an affiliate. The Company paid $8,090 of interest during the first quarter of 1998. The loan was repaid during August 1998.

         Certain employees of JMC participate in an employee stock incentive plan which granted options to purchase shares of the Company held by JHC. As of March 31, 1999, 2,833 such options had been exercised.

7.       Subsequent Events

         Stock Repurchases

         During April and May 1999, the Company repurchased 20,300 shares of its common stock.

         Expansion of Credit Facility

         On April 1, 1999, the Company signed an agreement, increasing its $15 million revolving credit facility to $22.5 million.

         S/N 72 Lease Expiration

         The lease for S/N 72 expired on April 25, 1999. The Company has been seeking re-lease opportunities for S/N 72 and is discussing lease terms with interested parties.

         Raytheon Lease Renewal

         Raytheon has exercised its two-year renewal option for the three Dash-7 aircraft. At December 31, 1998, Raytheon had received government funding for the full two year term on two of the aircraft, and government funding through March 31, 1999 on the third aircraft. During April 1999, Raytheon received government funding for the full renewal term of the third aircraft.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report, and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding: the adequacy of the Company's cash flow to meet increases in its credit line interest rate; the company's ability to meet its ongoing operational cash flow needs; the Company's intention to repay revolving loan indebtedness from future equity or debt financings; the Company's ability to reduce the "off-lease" time for an asset by monitoring and immediate marketing responses; the Company's intention and ability to increase its credit facility; the Company's intention to use proceeds of its credit line to acquire additional assets; the stability of the air transport industry and asset sale and lease prices; the supply of suitable transaction opportunities for the Company; the Company's ability to reduce the impact of an industry downturn through proper asset and lessee selection; the Company's competitiveness in the regional aircraft market; and the Company's ability to obtain credit enhancement for its lessees, such as letters of credit or third party guaranties, are forward-looking statements. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, general portfolio ownership risks, and the availability of financing for the Company's turboprop equipment, and future trends and results cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results."

Results of Operations

The Company had revenues of $1,420,520 and $821,920 and net income of $340,320 and $258,040 for the quarters ended March 31, 1999 and 1998, respectively.

Rent income is approximately $585,000 higher in 1999 versus 1998 due to the purchases of additional aircraft on lease during the fourth quarter of 1998 and first quarter of 1999.

Management fees and depreciation are approximately $100,000 and $144,000 higher, respectively, in 1999 versus 1998 because of the 1998 and 1999 aircraft acquisitions. Interest expense is approximately $201,000 higher in 1999 than in 1998 because the Company's credit facility was not used until the fourth quarter of 1998. Professional fees and general administrative expense are approximately $35,000 higher in 1999 primarily due to an increase in legal expenses associated with using the Company's credit facility.

Liquidity and Capital Resources

The Company is currently financing its asset growth through borrowings secured by its lease portfolio and excess cash flow. The Company has a $22.5 million credit facility which expires on June 30, 2000 and which is renewable annually thereafter. The facility bears interest at either prime or LIBOR plus 200 basis points, at the Company's option. The facility may be expanded to $30 million with participation of additional banks. As of March 31, 1999, $12.8 million was outstanding under the credit facility and interest of $85,420 was accrued, using a prime rate of 7.75%.

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

It is the Company's policy to monitor lessee's needs in periods before leases are due to expire. If it appears that a lessee will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. This procedure helps the Company reduce any potential that an asset will be "off-lease" for a significant time. The lease for S/N 72 expired on April 25, 1999. The Company has been seeking re-lease opportunities for S/N 72 since the lessee provided notice that it would not renew the lease, and the Company is discussing lease terms with interested parties. Management anticipates that such discussions will minimize the amount of time that S/N 72 is off lease. The Company's other aircraft are subject to leases with varying expiration dates between July 1, 1999 and November 23, 2003. Given the varying lease terms and expiration dates for the aircraft in the Company's portfolio, management believes that the Company will have adequate cash flow to meet any on-going operational needs, even if S/N 72 remains off-lease for an extended period of time.

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

In order to achieve optimal benefit from the revolving credit facility, the Company intends to repay the revolving loans from proceeds of subsequent term debt or equity financings. Such replacement financing would provide the Company with more favorable long-term repayment terms and also would permit the Company to make further draws under the revolving credit line equal to the amount of revolving debt refinanced. There can be no assurance that the Company will be able to obtain the necessary amount of replacement term debt or equity financing on favorable terms so as to permit multiple draws on the revolving line of credit. The Company anticipates that it will request an increase in its credit facility to the full $30 million limit. Funding of the remaining amount requested is dependent upon the ability of the original revolving credit lender ("Lender") to find additional loan participants, and there is no assurance that such participants will be located by the Lender.

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

The Company believes that the current aircraft market provides a good supply of suitable transaction opportunities for the Company, primarily in overseas markets, but domestically as well. There are currently some disparities between geographic regions with respect to the condition of the air transport industry, with the Pacific Rim, in particular, not currently experiencing the growth that is taking place in the U.S. and other foreign markets. This economic slowdown has not had a significant effect on the Company's business, as it does not currently have any assets placed with Pacific Rim lessees. There have also been disruptions in the currency markets in certain geographic areas. To the extent that such disruptions adversely affect a region's economic growth, suitable transactions may be more difficult for the Company to find in that region and the Company's lessees in that area may be adversely affected.

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

Reliance on JMC. All management of the Company is performed by JMC pursuant to a Management Agreement between JMC and the Company which has a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Board of Directors does, however, have ultimate control and supervisory responsibility over all aspects of the Company and does owe fiduciary duties to the Company and its stockholders. In addition, while JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, certain officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices with the Company.

The Management Agreement may be terminated upon a default in the obligations of JMC to the Company, and provides for liquidated damages in the event of a wrongful termination of the agreement by the Company. Many of the officers of JMC are also officers of the Company, and certain directors of the Company are also directors of JMC. Consequently, the directors and officers of JMC may have a conflict of interest in the event of a dispute over obligations between the Company and JMC. Although the Company has taken steps to prevent conflicts of interest arising from such dual roles, such conflicts may still occur.

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

International Risks. The Company may focus in the near term on leases in overseas markets, which markets are currently dynamic and which the Company believes present attractive opportunities. Leases with foreign lessees, however, may present somewhat different credit risks than those with domestic lessees.

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights as those which apply in the United States. The Company could experience collection problems related to the enforcement of its lease agreements under foreign local laws and the attendant remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code would not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a central registration or recording system with which to locally establish the Company's interest in equipment and related leases. This could add difficulty in recovering equipment in the event that a foreign lessee defaults.

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

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and will involve a number of substantial risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is in turn highly sensitive to general economic conditions. Ability to re-lease or resell equipment at acceptable rates may depend on the demand and market values at the time of re-lease or resale. The Company anticipates that the bulk of the equipment it acquires will be used aircraft equipment. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and resale value of many types of older aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's expected concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those aircraft or engine types should decline in value. The recent introduction of "regional jets" to serve on short routes previously thought to be economical only for turboprop aircraft operation could decrease the demand for turboprop aircraft, while at the same increasing the supply of used turboprop aircraft. This could result in lower lease rates and values for the Company's existing turboprop aircraft.

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

Management believes that the electronic systems used in the equipment leased by the Company to lessees will not be materially affected by the Year 2000 and that any remediation of the technology systems embedded in the aircraft that it leases will not be a material expense to the Company. The Company has notified all lessees of the Year 2000 problem and has requested information on the status of each lessee's study and remediation plans. The Company believes that there should not be any material costs in connection with such a study. The Company has been consulting with all the manufacturers of its leased equipment to confirm Year 2000 compliance. Since the Company's leases generally place all maintenance and repair obligations on the lessees, to the extent that the aircraft are on lease when the Year 2000 problem is identified, it would generally be the lessee's and not the Company's responsibility to remediate any Year 2000 problem with the leased aircraft.

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

The Company's essential functions are not dependent upon any key third party vendors or service providers related to the leasing or finance business, and consequently, the interruption of goods and services from any such industry-specific third party vendor or service provider to the Company is not likely to cause a material loss to the Company. Of course, the Company's ordinary business operation is dependent upon vendors that provide basic services to businesses generally, such as utility companies, phone and long distance companies, courier services, banking institutions. The Company is monitoring the Year 2000 readiness of such providers. Management believes that a temporary interruption in services to the Company by these types of service providers caused by Year 2000 problems would not cause material losses to the Company. An extended loss of these services, however, could adversely affect the Company's business and financial performance. The Company has not yet made any contingency plans for the extended loss of these basic services.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 1999.


                                                   AEROCENTURY CORP.


                                               By:    /s/ Neal D. Crispin
                                                          Neal D. Crispin
                                               Title: President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 13, 1999.

         Signature                               Title


/s/ Neal D. Crispin                Director, President and Chairman of the
-------------------------------    Board of Directors of the Registrant
     Neal D. Crispin               (Principal Executive Officer)




/s/ Toni M. Perazzo                Director, Vice President-Finance and Secty.
-------------------------------    of the Registrant (Principal Financial and
     Toni M. Perazzo               Accounting Officer)



/s/ Marc J. Anderson               Director, Chief Operating Officer, Senior
-------------------------------    Vice President
     Marc J. Anderson