Form 10QSB
period 1999-06-30
AEROCENTURY CORP
filed 1999-08-16
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

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
Yes  X  No
    ---   ---

As of August 16, 1999 the Issuer has 1,606,557 Shares of Common Stock outstanding, of which 55,400 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes        No  X
                                                              ------     ------

Part I.       Financial Information

Item 1.       Financial Statements

                                AeroCentury Corp.
                                  Balance Sheet


                                     ASSETS
                                                                                      June 30,
                                                                                        1999


Cash and cash equivalents                                                         $     1,312,740
Deposits                                                                                3,151,550
Accounts and notes receivable                                                             598,120
Aircraft and aircraft engines on operating leases,
     net of accumulated depreciation of $16,359,470                                    29,764,750
Prepaid expenses and other                                                                407,740
                                                                                  ---------------

Total assets                                                                      $    35,234,900
                                                                                  ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       354,390
     Notes payable and accrued interest                                                12,879,540
     Maintenance reserves and accrued costs                                             2,833,500
     Security deposits                                                                    699,600
     Prepaid rent                                                                         131,800
     Deferred taxes                                                                     3,218,790
     Taxes payable                                                                        208,270
                                                                                  ---------------

Total liabilities                                                                      20,325,890

Shareholders' Equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  1,504,420
                                                                                  ---------------
                                                                                       15,327,230
     Treasury stock at cost, 51,400 shares                                              (418,220)
                                                                                  ---------------
Total shareholders' equity                                                             14,909,010
                                                                                  ---------------

Total liabilities and shareholders' equity                                        $    35,234,900
                                                                                  ===============


The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                            Statements of Operations


                                         For the Six Months Ended               For the Three Months Ended
                                                 June 30,                                June 30,

                                          1999               1998               1999               1998
                                          ----               ----               ----               ----

Revenues:

     Rent income                    $     2,835,270    $      1,674,890    $     1,439,940     $       864,970
     Gain on disposal of aircraft            98,410                   -             98,410                   -
     Other income                            49,910              21,360             24,710               9,360
                                    ---------------    ----------------    ---------------     ---------------

                                          2,983,590           1,696,250          1,563,060             874,330
                                    ---------------    ----------------    ---------------     ---------------

Expenses:

     Management fees                        479,700             287,850            238,400             146,740
     Depreciation                           648,220             338,080            341,250             175,290
     Interest                               457,050              34,090            247,630              26,000
     Professional fees and
        general and administrative          252,860             160,080            136,820              78,630
                                    ---------------    ----------------    ---------------     ---------------

                                          1,837,830             820,100            964,100             426,660
                                    ---------------    ----------------    ---------------     ---------------

Income before taxes                       1,145,760             876,150            598,960             447,670

Tax provision                               408,530             349,100            202,050             178,660
                                    ---------------    ----------------    ---------------     ---------------

Net income                          $       737,230    $        527,050    $       396,910     $       269,010
                                    ===============    ================    ===============     ===============

Weighted average common
   shares outstanding                     1,580,956           1,606,557          1,569,232           1,606,557
                                    ===============    ================    ===============     ===============

Basic earnings per share            $          0.47    $           0.33    $          0.25     $          0.17
                                    ===============    ================    ===============     ===============


The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                            Statements of Cash Flows



                                                                          For the Six Months Ended June 30,

                                                                           1999                       1998

Net cash provided by operating activities                            $     1,000,760           $     1,686,680

Investing activity -
   Purchase of aircraft                                                  (7,600,000)               (1,124,470)
                                                                     ---------------           ---------------
Net cash used by investing activities                                    (7,600,000)               (1,124,470)

Financing activities:
   Issuance of notes payable                                               6,400,000                         -
   Purchase of treasury stock                                              (340,030)                         -
   Issuance of secured note                                                        -                   866,670
                                                                     ---------------           ---------------
Net cash provided by financing activities                                  6,059,970                   866,670

Net change from consolidation of partnerships                                      -                    22,860
                                                                     ---------------           ---------------

Net (decrease)/increase in cash and cash equivalents                       (539,270)                 1,451,740

Cash and cash equivalents, beginning of period                             1,852,010                     7,980
                                                                     ---------------           ---------------

Cash and cash equivalents, end of period                             $     1,312,740           $     1,459,720
                                                                     ===============           ===============


The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                          Notes to Financial Statements
                                  June 30, 1999

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

         The accompanying balance sheet at June 30, 1999 and statements of operations and cash flows for the six months and three months ended June 30, 1999 and 1998 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such period are not necessarily indicative of results of operations for a full year.

(b)      Organization and Capitalization

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

         On October 23, 1998, the Company's Board of Directors adopted a stock repurchase plan, granting management the authority to purchase up to 100,000 shares of the Company's common stock, in privately negotiated transactions or on the market, at such price and on such terms and conditions deemed satisfactory to management. During the quarter ended June 30, 1999, the Company purchased 33,600 shares of its common stock and, since the adoption of the plan, has purchased 51,400 shares.

(c)      Revenue Recognition

         Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Interest income includes interest earned from a finance lease which expired in June 1998.

                                AeroCentury Corp.
                          Notes to Financial Statements
                                  June 30, 1999

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

(f)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, the Company may accrue costs for maintenance in excess of amounts received from lessees. At June 30, 1999, the Company had accrued costs of approximately $304,000 related to one of its aircraft.

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

(h)      Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and are subject to withdrawal restrictions.

         At June 30, 1999, the Company held refundable security deposits of $699,600, refundable maintenance reserves received from lessees of $1,820,940 and non-refundable maintenance reserves of $631,010.

         The Company's leases are typically structured so that if any event of default occurs under the lease, the Company may apply all or a portion of the lessee's refundable security deposit to cure such default. If such an application of the security deposit is made, the lessee typically is required to replenish and maintain the full amount of the security deposit during the remaining term of the lease.

                                AeroCentury Corp.
                          Notes to Financial Statements
                                  June 30, 1999

1.       Organization and Summary of Significant Accounting Policies (continued)

(h)      Cash and Cash Equivalents/Deposits (continued)

         Refundable maintenance reserves may be retained by the Company if such amounts are necessary to meet the return conditions specified in the lease and, in some cases, to satisfy any other payments due under the lease.

         All of  the  security  deposits  currently  held  by  the  Company  are
refundable.   Non-refundable  maintenance  reserves  held  by  the  Company  are accounted for as a liability until the aircraft is sold, at which time any excess funds retained by the Company are recorded as income.

(i)      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. 2. Aircraft and Aircraft Engines On Operating Leases

         At June 30, 1999, the Company owned four deHavilland DHC-7, three deHavilland DHC-6, two Fairchild Metro III, one Shorts SD 3-60 and two Fokker 50 aircraft, and 25 turboprop engines. During the second quarter of 1999, the Company acquired a 50% interest in a deHavilland DHC-7 aircraft which was not subject to a lease. The Company subsequently sold its interest in the aircraft to the owner of the other 50% interest. The Company recognized a gain in connection with the sale and received cash and a note due September 30, 1999.

         During the second quarter, the Company purchased an Allied Signal turboprop engine used on Fairchild Metro III aircraft. The engine is held in inventory as a spare and is not subject to a lease or to depreciation.

         The lease for one of the Company's DHC-7 aircraft, serial number 72 ("S/N 72") expired on April 25, 1999. The Company has been seeking re-lease opportunities for S/N 72 and is discussing lease terms with interested parties.

3.       Notes Payable and Accrued Interest

         On June 30, 1998 the Company obtained a $15 million revolving credit facility to acquire turboprop aircraft and engines under lease. The facility, which expires on June 30, 2000 and which may be renewed annually thereafter, bears interest, payable monthly, at either prime or LIBOR plus 200 basis points, at the Company's option. The Company signed agreements increasing its facility to $22.5 million, then $30 million, on April 1, 1999 and July 16, 1999, respectively. The Company's aircraft and aircraft engines serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of June 30, 1999, the Company was in compliance with all such covenants. As of June 30, 1999, $12.8 million was outstanding under the credit facility and interest of $79,540 was accrued, using a combination of prime and LIBOR rates.

                                AeroCentury Corp.
                          Notes to Financial Statements
                                  June 30, 1999

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                  For the Six Months Ended June 30,
                                                       1999                1998

         Federal                                     $     346,980     $           -
         State                                              16,780                 -
                                                     -------------     -------------

         Current tax provision                             363,760                 -
                                                     -------------     -------------

     Deferred tax provision:
         Federal                                            38,200           297,970
         State                                               6,570            51,130
                                                     -------------     -------------
         Deferred tax provision                             44,770           349,100
                                                     -------------     -------------

     Total provision for income taxes                $     408,530     $     349,100
                                                     =============     =============

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                               For the Six Months Ended June 30,

                                                       1999                1998

         Income tax expense at
               statutory federal income tax rate     $     389,560     $     297,970
         State taxes net of federal benefit                 18,970            51,130
                                                     -------------     -------------
         Total income tax expense                    $     408,530     $     349,100
                                                     =============     =============

         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant portion of deferred tax assets and liabilities are as follows:

                                                         June 30,
                                                           1999

         Deferred tax assets:
         Amortization of organizational costs        $      55,200
         Maintenance reserves                              189,110
         Prepaid rent                                       47,000
                                                     -------------
              Net deferred tax assets                      291,310
     Deferred tax liabilities:
         Depreciation on aircraft and engines          (3,151,000)
         Other                                           (359,100)

              Net deferred tax liability             $ (3,218,790)
                                                     =============

                                AeroCentury Corp.
                          Notes to Financial Statements
                                  June 30, 1999

5.       Supplementary Disclosures of Cash Flow Information

     During the six months ended June 30, 1999 and 1998, the Company paid interest totaling $417,290 and $34,090, respectively and taxes totaling $135,100 and $2,400, respectively.

6.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JMC. Under this agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. During the first six months of 1999, the Company paid JMC $446,010 of management fees. In addition, JMC may receive a brokerage fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any brokerage fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, brokerage fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services.

         In March 1998, the Company acquired an aircraft on lease using cash and a loan in the amount of $866,700 from an affiliate. The Company paid $34,090 of interest during the first six months of 1998. The loan was repaid during August 1998.

         Certain employees of JMC participate in an employee stock incentive plan which granted options to purchase shares of the Company held by JHC. As of June 30, 1999, 2,833 such options had been exercised.

7.       Subsequent Events

         Stock Repurchases

         In August 1999, the Company repurchased 4,000 shares of its common stock.

         Expansion of Credit Facility

         On July 16, 1999, the Company signed an agreement, increasing its $22.5 million revolving credit facility to $30 million.

         Purchase of Aircraft

         Subsequent to June 30, 1999, the Company purchased two Fokker F50 aircraft, on lease to a regional airline operating in Sweden.

         Metro III Lease Extension

         The lease for one of the Company's Metro III aircraft, serial number 576, ("S/N 576") has been extended by the lessee from its original expiration date on July 19, 1999 to August 19, 1999. Management is looking for re-lease opportunities for this aircraft.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding: the positive effect on net income of the purchase of two additional aircraft since June 1999; the adequacy of the Company's cash flow to meet increases in its credit line interest rate; the company's ability to meet its ongoing operational cash flow needs; the Company's ability to reduce the "off-lease" time for an asset by monitoring and immediate marketing responses; the Company's intention and ability to increase its credit facility; the Company's intention to use proceeds of its credit line to acquire additional assets; the stability of the air transport industry and asset sale and lease prices; the supply of suitable transaction opportunities for the Company; the Company's ability to reduce the impact of an industry downturn through proper asset and lessee selection; the Company's exposure to loss as a result of Year 2000 issues; and the Company's ability to obtain credit enhancement for its lessees, such as letters of credit or third party guaranties are forward looking statements. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions, particularly those that affect the demand for turboprop aircraft and engines, including competition for turboprop and other aircraft, and future trends and results cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results."

Results of Operations

The Company had revenues of $2,983,590 and $1,696,250 and net income of $737,230 and $527,050 for the six months ended June 30, 1999 and 1998, respectively, and revenues of $1,563,060 and $874,330 and net income of $396,910 and $269,010 for the quarters ended June 30, 1999 and 1998, respectively.

Rent income is approximately $1,160,000 and $575,000 higher for the six month and three month periods in 1999 versus 1998 due to the purchases of additional aircraft on lease during the second half of 1998 and first quarter of 1999, which increases are only partially offset by the off-lease status of S/N 72 beginning on April 25, 1999.

Management fees are approximately $192,000 and $92,000 higher, respectively, in the six and three months periods of 1999 versus 1998 because of the aircraft acquisitions noted above. Such acquisitions had a similar effect on depreciation, which was approximately $310,000 and $166,000 higher for the six and three month periods of 1999 versus 1998.

Interest expense is approximately $423,000 and $222,000 higher in the six month and three month periods of 1999 than in 1998 because the Company's credit facility was not used until the fourth quarter of 1998. Professional fees and general administrative expense are approximately $93,000 and $58,000 higher in six month and three months ended June 30, 1999 primarily due to an increase in legal expenses associated with increasing the Company's credit facility.

As discussed in Note 7 to the financial statements, the Company signed an agreement during July 1999 to increase its credit facility to $30 million, which the Company anticipates using to purchase additional aircraft. Using a portion of the increased credit facility, the Company has purchased two additional aircraft since June 30, 1999. The Company anticipates these purchases will have a positive effect on net income, as long as lease rates and interest rates remain relatively stable.

Liquidity and Capital Resources

The Company is currently financing its asset growth through borrowings secured by its lease portfolio and excess cash flow. The Company has a $30 million credit facility which expires on June 30, 2000 and which is renewable annually thereafter. The facility bears interest at either prime or LIBOR plus 200 basis points, at the Company's option. As of June 30, 1999, $12.8 million was outstanding under the credit facility and interest of $79,540 was accrued, using a combination of prime and LIBOR rates.

The prime rate was stable from November 1998 through June 1999 and, because the Company did not finance any of its borrowings using the 30-day LIBOR rate until June 1999, it had experienced no fluctuations in the LIBOR rate through June 30, 1999. The Company believes it has adequate cash flow to meet increases in the interest rate applicable to its credit line obligations. Any increase in such interest rates is likely to be the result of increased prevailing interest rates. Increased prevailing interest rates generally result in higher lease rates as well, and so an increase in credit line payments may be offset at least partially by higher revenues on new leases and renewals of leases entered into by the Company. The Company is studying whether it is advisable to enter into an interest rate hedge transaction, which for a fee would act to lock in current interest rates on its credit line obligations. In making its decision, the Company is analyzing interest rate trends, the ongoing costs of maintaining the hedge and the magnitude of the impact of any interest rate swing.

It is the Company's policy to monitor lessees' needs in periods before leases are due to expire. If it appears that a lessee will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. This procedure helps the Company reduce any potential that an asset will be "off-lease" for a significant time. The lease for S/N 72 expired on April 25, 1999 and the lease for S/N 576 expires on August 19, 1999. The Company has been seeking re-lease opportunities for S/N 72 and S/N 576 since the lessees provided notice that they would not renew the leases, and the Company is discussing lease terms with interested parties. The Company's other aircraft are subject to leases with varying expiration dates between April 30, 2000 and November 23, 2003. Given the varying lease terms and expiration dates for the aircraft in the Company's portfolio, management believes that the Company will have adequate cash flow to meet any on-going operational needs, even if S/N 72 and S/N 576 remain off-lease for an extended period of time.

The Company's cash flow from operations for the six months ended June 30, 1999 versus the same period in 1998 decreased by $685,920. Although the company acquired several aircraft during the second half of 1998 and first half of 1999 which resulted in increased net income and higher depreciation expense in 1999, the positive effect of these changes on cash flow in 1999 were more than offset by a larger increase in accounts receivable and prepaid expenses and a decrease in the amount of maintenance reserves and accrued costs during 1999 versus 1998. Accounts receivable at June 30, 1999 includes $205,000 of rent receivable from one lessee which was received during July 1999 and a note receivable of $100,000 in connection with the sale of an aircraft, discussed in Note 2 to the financial statements. Prepaid expenses at June 30, 1999 include amounts paid in connection with the Company's credit facility which did not exist until June 30, 1998.

Specifically, the Company's cash flow from operations for the six months ended June 30, 1999 consisted of net income of $737,230 and adjustments consisting primarily of depreciation of $648,220, increases in accounts receivable, prepaid expenses and deposits of $432,570, $260,270 and $1,567,290, respectively, increases in accounts and taxes payable of $105,090 and $208,270, respectively, an increase in prepaid rent of $71,350, a net increase in deferred taxes of $58,760 and an increase of $1,392,670 in security deposits and maintenance reserves collected from lessees.

The Company's cash flow from operations for the six months ended June 30, 1998 consisted of net income of $527,050 and adjustments consisting primarily of depreciation of $338,130, increases in accounts receivable, prepaid expenses and deposits of $54,150, $56,020 and $911,310, respectively, a decrease in accounts payable of $186,360, an increase in prepaid rent of $83,540, a net increase in deferred taxes of $349,100 an increase of $1,596,700 in security deposits and maintenance reserves collected from lessees.

The increase in cash flow provided by financing activities and the decrease in cash flow used by investing activities were both a result of the Company's borrowings on its credit facility to purchase additional aircraft. As mentioned above, the Company did not use its credit facility until the fourth quarter of 1998.

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

The revolving line of credit has an initial term of two years expiring in June 2000, and is renewable at the sole discretion of Lender and its participants, if any. There is no assurance that the line of credit will be renewed. If the revolving loan is not renewed by the Lender and its participants, then all indebtedness under the revolving loan agreement will become due and payable on June 30, 2000. There is no assurance that the Company will have adequate replacement financing in place in order to meet such accelerated repayment obligations.

All of the Company's current credit line indebtedness carries a floating interest rate based upon either the lender's prime rate or a floating LIBOR rate. If the applicable index rate increases, and the Company has not entered into a mitigating hedge transaction, then the Company's payment obligations under the line of credit would increase and could result in lower net revenues for the Company.

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

The Company believes that the current aircraft market provides a good supply of suitable transaction opportunities for the Company, primarily in overseas markets, as well as domestically. There are currently some disparities between geographic regions with respect to the condition of the air transport industry, with certain areas of South America and the Pacific Rim, in particular, experiencing economic difficulties. There have also been disruptions in the currency markets in certain geographic areas. To the extent that such disruptions adversely affect a region's economic growth, suitable transactions may be more difficult for the Company to find in that region and the Company's lessees in that area may be adversely affected.

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

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights as those which apply in the United States. The Company could experience collection problems related to the enforcement of its lease agreements under foreign local laws and the remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code would not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a central registration or recording system with which to locally establish the Company's interest in equipment, and related leases. This could add difficulty in recovering an engine in the event that a foreign lessee defaults.

Leases with foreign lessees are subject to risks related to the economy of the country or region in which such lessee is located, even if the U.S. economy remains strong. On the other hand, a foreign economy may remain strong even though the domestic U.S. economy is not. A foreign economic downturn may occur and impact a foreign lessee's ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related currency conversion fluctuations. Although the Company's current leases are all payable in U.S. dollars, in the future, the Company may agree to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations. Even with dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee's local currency which makes it more difficult for a lessee to meet its dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if that carrier's revenue is primarily derived in the local currency.

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

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and will involve a number of substantial risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is in turn highly sensitive to general economic conditions. Ability to re-lease or resell equipment at acceptable rates may depend on the demand and market values at the time of re-lease or resale. The Company anticipates that the bulk of the equipment it acquires will be used aircraft equipment. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and resale value of many types of older aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's expected concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline in value. The recent introduction of "regional jets" to serve on short routes previously thought to be economical only for turboprop aircraft operation could decrease the demand for turboprop aircraft, while at the same increasing the supply of used turboprop aircraft. This could result in lower lease rates and values for the Company's existing turboprop aircraft.

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

Year 2000 Considerations. Because all administrative and management functions of the Company are carried out by its management company, JMC, JMC's readiness for Year 2000 will determine the Company's status. JMC has reported to the Company that it has directed its information technology ("IT") manager to require any software or hardware purchased for use by the Company's management to have a warranty of Year 2000 compliance. It has also directed its IT manager to study any systems that may require Year 2000 remediation.

The IT manager has determined that, because JMC's IT system is based on a "MacOS" system, JMC's internal technology systems are ready for Year 2000, and there should not be any material costs associated with such remediation. Furthermore, the phone and internet systems have been warranted by their vendors for Year 2000 compliance. The Company's internal and administrative operations are not highly dependent on any other advanced technology system, and, consequently, management believes that the Company's exposure to loss as a result of Year 2000 issues in its internal and administrative operations is not significant.

Management believes that the electronic systems used in the equipment leased by the Company to lessees will not be materially affected by the Year 2000 and that any remediation of the technology systems embedded in the aircraft that it leases will not be a material expense to the Company. The Company has notified all lessees of the Year 2000 problem and has requested information on the status of each lessee's study and remediation plans. To date, all lessees (except for two who have yet to respond) have reported Year 2000 compliance with respect to the aircraft leased by the Company to the lessee. The Company is following up with those that have not responded, as well as each new additional lessee.

The Company has also been consulting with all the manufacturers of its leased equipment to confirm Year 2000 compliance, who have all indicated that they have already notified or will shortly notify all lessee operators of their respective Year 2000 issues. Generally, the type of used turboprop aircraft owned by the Company are not highly dependent upon date-sensitive electronics, unless the lessee has added upgraded electronics to the aircraft.

In any event, since the Company's leases generally place all maintenance and repair obligations on the lessees, to the extent that the aircraft are on lease when the Year 2000 problem is identified, it would generally be the lessee's and not the Company's responsibility to remediate any Year 2000 problem with the leased aircraft or additional upgraded electronics.

To the extent that a lessee has Year 2000 problems that significantly adversely affect its overall financial status, such material problems may affect the lessee's operations and increase the risk of default by a lessee under its lease with the Company. The Company has also inquired with its lessees regarding Year 2000 compliance of its administrative and operational activities. It appears responding lessees are generally aware of the Year 2000 issue and have either completed a plan or are in progress toward Year 2000 compliance. There is no assurance that their compliance plans will be successful, however, and the Company is not independently verifying any information provided by its lessees. The Company continues to monitor its current lessees and each additional lessee.

Year 2000 issues may have a material impact on FAA operations and the operations of certain air carriers, which in turn would negatively affect the aircraft industry in general. This, of course, may affect the business of the Company's existing and potential lessees, and in turn, the Company.

The essential functions of JMC and the Company are not dependent upon any key third party vendors or service providers related to the leasing or finance business, and consequently, the interruption of goods and services from any such industry-specific third party vendor or service provider to JMC or the Company is not likely to cause a material loss to the Company. Of course, the Company's ordinary business operation is dependent upon vendors that provide basic services to businesses generally, such as utility companies, phone and long distance companies, courier services and banking institutions. The Company, through its management and JMC, is monitoring the Year 2000 readiness of such providers. Management believes that a temporary interruption in services to the Company by these types of service providers caused by Year 2000 problems would not cause material losses to the Company. An extended loss of these services, however, could adversely affect the Company's business and financial performance. The Company has not yet made any contingency plans for the extended loss of these basic services.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 1999.


                                                 AEROCENTURY CORP.


                                                 By:    /s/ Neal D. Crispin
                                                      ----------------------
                                                            Neal D. Crispin
                                                 Title: President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 16, 1999.

         Signature                                 Title


/s/ Neal D. Crispin              Director, President and Chairman of the
-------------------------------  Board of Directors of the Registrant
Neal D. Crispin                  (Principal Executive Officer)



/s/ Toni M. Perazzo              Director, Vice President - Finance & Secretary
-------------------------------  of the Registrant (Principal Financial and
Toni M. Perazzo                  Accounting Officer)



/s/ Marc J. Anderson            Director, Chief Operating Officer, Senior Vice
------------------------------- President
Marc J. Anderson