Form 10QSB
period 1999-09-30
AEROCENTURY CORP
filed 1999-11-12
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

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

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 12, 1999 the Issuer has 1,606,557 Shares of Common Stock outstanding, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes          No x
                                                                -------- ------

Part I.       Financial Information

Item 1.       Financial Statements

                                AeroCentury Corp.
                                  Balance Sheet



                                     ASSETS

                                                                                    September 30,
                                                                                        1999

Cash and cash equivalents                                                         $     1,952,300
Deposits                                                                                3,467,710
Accounts receivable                                                                       313,010
Aircraft and aircraft engines on operating leases,
     net of accumulated depreciation of $16,825,020                                    45,261,200
Prepaid expenses and other                                                                418,490
                                                                                  ---------------

Total assets                                                                      $    51,412,710
                                                                                  ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       533,220
     Notes payable and accrued interest                                                28,089,460
     Maintenance reserves and accrued costs                                             2,284,860
     Security deposits                                                                  1,508,750
     Prepaid rent                                                                         174,120
     Deferred taxes                                                                     3,313,680
     Taxes payable                                                                        321,790
                                                                                  ---------------

Total liabilities                                                                      36,225,880

Shareholders' Equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  1,868,090
                                                                                  ---------------
                                                                                       15,690,900
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------
Total shareholders' equity                                                             15,186,830
                                                                                  ---------------

Total liabilities and shareholders' equity                                        $    51,412,710
                                                                                  ===============


The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                            Statements of Operations


                                         For the Nine Months Ended              For the Three Months Ended
                                               September 30,                           September 30,

                                          1999               1998               1999               1998
                                          ----               ----               ----               ----

Revenues:

     Rent income                    $     4,709,870    $      2,539,900    $     1,874,600     $       865,000
     Gain on disposal of aircraft            98,410             183,200                  -             183,200
     Other income                            96,400              34,700             46,490              13,300
                                    ---------------    ----------------    ---------------     ---------------

                                          4,904,680           2,757,800          1,921,090           1,061,500
                                    ---------------    ----------------    ---------------     ---------------

Expenses:

     Management fees                        801,820             433,300            322,120             145,400
     Depreciation                         1,113,770             513,400            465,550             175,300
     Interest                               893,890              62,800            436,840              28,700
     Professional fees and
        general and administrative          397,610             228,800            144,750              68,700
                                    ---------------    ----------------    ---------------     ---------------

                                          3,207,090           1,238,300          1,369,260             418,100
                                    ---------------    ----------------    ---------------     ---------------

Income before taxes                       1,697,590           1,519,500            551,830             643,400

Tax provision                               596,680             612,100            188,150             263,000
                                    ---------------    ----------------    ---------------     ---------------

Net income                          $     1,100,910    $        907,400    $       363,680     $       380,400
                                    ===============    ================    ===============     ===============

Weighted average common
   shares outstanding                     1,570,444           1,606,557          1,549,761           1,606,557
                                    ===============    ================    ===============     ===============

Basic earnings per share            $          0.70    $           0.57    $          0.23     $          0.24
                                    ===============    ================    ===============     ===============


The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                            Statements of Cash Flows


                                                                       For the Nine Months Ended September 30,
                                                                           1999                       1998

Net cash provided by operating activities                            $     2,498,170           $     2,440,800

Investing activities:
   Proceeds from disposal of engine                                                -                   325,000
   Purchase of aircraft                                                 (23,562,000)               (1,124,400)
                                                                     ---------------           ---------------
Net cash used by investing activities                                   (23,562,000)                 (799,400)

Financing activities:
   Issuance of notes payable                                              21,590,000                         -
   Purchase of treasury stock                                              (425,880)                         -
   Issuance of secured note                                                        -                   866,670
   Repayment of secured note                                                                         (866,670)
                                                                     ---------------           ---------------
Net cash provided by financing activities                                 21,164,120                         -

Net change from consolidation of partnerships                                      -                    22,800
                                                                     ---------------           ---------------

Net increase in cash and cash equivalents                                    100,290                 1,664,200

Cash and cash equivalents, beginning of period                             1,852,010                     8,000
                                                                     ---------------           ---------------

Cash and cash equivalents, end of period                             $     1,952,300           $     1,672,200
                                                                     ===============           ===============


The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                          Notes to Financial Statements
                               September 30, 1999

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

         The accompanying balance sheet at September 30, 1999 and statements of operations and cash flows for the nine months and three months ended September 30, 1999 and 1998 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of operations of such periods are not necessarily indicative of results of operations for a full year.

(b)      Organization and Capitalization

         At December 31, 1997, all 150,000 of the Company's outstanding shares were owned by JetFleet Holding Corp. ("JHC"), a California corporation. On January 1, 1998, 1,456,557 additional common shares were issued as a result of the Consolidation.

         JetFleet Management Corp. ("JMC"), a wholly owned subsidiary of JHC, is an integrated aircraft management, marketing and financing business. Prior to the Consolidation, JMC managed the aircraft assets of the Partnerships on behalf of their general partners and limited partners. JMC now manages the aircraft assets of the Company and also manages the aircraft assets of JetFleet III and AeroCentury IV, Inc., California corporations which are affiliates of JMC.

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

         On October 23, 1998, the Company's Board of Directors adopted a stock repurchase plan, granting management the authority to purchase up to 100,000 shares of the Company's common stock, in privately negotiated transactions or on the market, at such price and on such terms and conditions deemed satisfactory to management. During the quarter ended September 30, 1999, the Company purchased 11,900 shares of its common stock and, since the adoption of the plan, has purchased 63,300 shares.

                                AeroCentury Corp.
                          Notes to Financial Statements
                               September 30, 1999

1.       Organization and Summary of Significant Accounting Policies (continued)

(c)      Revenue Recognition

         Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Other income includes interest earned from a finance lease which expired in June 1998.

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

(f)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At September 30, 1999, the Company had accrued costs of approximately $289,000 related to one of its aircraft.

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

(h)      Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions.

         At September 30, 1999, the Company held refundable security deposits of $1,508,750, refundable maintenance reserves received from lessees of $1,117,300 and non-refundable maintenance reserves of $841,660.

                                AeroCentury Corp.
                          Notes to Financial Statements
                               September 30, 1999

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

         Maintenance reserves which are refundable to the lessee at the end of the lease may be retained by the Company if such amounts are necessary to meet the return conditions specified in the lease and, in some cases, to satisfy any other payments due under the lease.

         All of the security deposits currently held by the Company are refundable to the lessee at the end of the lease.

         Non-refundable maintenance reserves held by the Company are accounted for as a liability until the aircraft has been returned at the end of the lease, at which time the Company evaluates the adequacy of the remaining reserves in light of maintenance to be performed as a result of hours flown. At that time, any excess is recorded as income and any deficiency is recorded as expense. When an aircraft is sold, any excess non-refundable maintenance reserves are recorded as income.

(i)      Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and
assumptions   that  affect  certain   reported   amounts  and  disclosures.
Accordingly,  actual results could differ from those estimates.

2. Aircraft and Aircraft Engines On Operating Leases

         At September 30, 1999, the Company owned four deHavilland DHC-7, three deHavilland DHC-6, two Fairchild Metro III, three Shorts SD 3-60 and four Fokker 50 aircraft, two Saab 340A aircraft and 26 turboprop engines, one of which is held in inventory as a spare and is not subject to a lease or to depreciation. During the third quarter of 1999, the Company acquired two of the Shorts SD 3-60, two of the Fokker 50 and the two Saab 340A aircraft and one turboprop engine, leased to regional carriers in Germany, Sweden and North America, respectively, for a total of $15,962,000, including acquisition costs.

         During the second quarter of 1999, the Company acquired a 50% interest in a deHavilland DHC-7 aircraft which was not subject to a lease. During the same quarter, the Company subsequently sold its interest in the aircraft to the owner of the other 50% interest. The Company recognized a gain in connection with the sale and received cash and a note due September 30, 1999. The Company received payment of the note in full, including accrued interest, during September 1999.

         The lease for one of the Company's DHC-7 aircraft, serial number 72 ("S/N 72") expired in April 1999. The Company has been seeking re-lease opportunities for S/N 72 and is discussing lease terms with interested parties. The lease for another of the Company's Metro III aircraft, serial number 576, ("S/N 576") has been extended by the lessee from its original expiration date on July 19, 1999 to August 31, 2000.

                                AeroCentury Corp.
                          Notes to Financial Statements
                               September 30, 1999


3.       Notes Payable and Accrued Interest

         On June 30, 1998 the Company obtained a $15 million revolving credit facility to acquire turboprop aircraft and engines under lease. The facility, which expires on June 30, 2000 and which may be renewed annually thereafter, bears interest, payable monthly, at either prime or LIBOR plus 200 basis points, at the Company's option. The Company signed agreements increasing its facility to $22.5 million, then $30 million, on April 1, 1999 and July 16, 1999, respectively. The Company's aircraft and aircraft engines serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of September 30, 1999, the Company was in compliance with all such covenants. As of September 30, 1999, $27,990,000 was outstanding under the credit facility, and interest of $99,460 was accrued, using a combination of prime and LIBOR rates.

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                            For the Nine Months Ended September 30,
                                                            1999              1998
     Current tax provision:
         Federal                                     $     435,950     $      64,700
         State                                              21,080            17,800
                                                     -------------     -------------

         Current tax provision                             457,030            82,500
                                                     -------------     -------------

     Deferred tax provision:
         Federal                                           136,870           452,000
         State                                               2,770            77,600
                                                     -------------     -------------

     Deferred tax provision                                139,640           529,600
                                                     -------------     -------------

     Total provision for income taxes                $     596,670     $     612,100
                                                     =============     =============

         Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                             For the Nine Months Ended September 30,

                                                            1999               1998

         Income tax expense at
               statutory federal income tax rate     $     577,330     $     516,600
         State taxes net of federal benefit                 27,890            88,600
         Tax rate differences                              (8,550)             6,900
                                                     -------------     -------------

         Total income tax expense                    $     596,670     $     612,100
                                                     =============     =============

                                AeroCentury Corp.
                          Notes to Financial Statements
                               September 30, 1999

4.       Income Taxes (continued)

         Temporary   differences  and   carryforwards   which  gave  rise  to  a
significant portion of deferred tax assets and liabilities are as follows:

                                                       September 30,
                                                           1999

     Deferred tax assets:
         Amortization of organizational costs        $      51,220
         Maintenance reserves                              261,160
         Prepaid rent                                       62,060
                                                     -------------
               Net deferred tax assets                     374,440

     Deferred tax liabilities:
         Depreciation on aircraft and engines            3,337,560
         Other                                             350,560
                                                     -------------

              Net deferred tax liability             $   3,313,680
                                                     =============



5.       Supplementary Disclosures of Cash Flow Information

     During the nine months ended September 30, 1999 and 1998, the Company paid interest totaling $834,210 and $42,760, respectively and taxes totaling $148,300 and $2,400, respectively.

6.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JMC. Under this agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive a brokerage fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any brokerage fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, brokerage fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. During the first nine months of 1999, the Company recognized as expense $756,290 of management fees payable to JMC. In connection with the purchases of aircraft during the first nine months of 1999, the Company paid JMC a total of $780,100 in brokerage fees. No remarketing fees have been paid to JMC during 1999.

         In March 1998, the Company acquired an aircraft on lease using cash and a loan in the amount of $866,700 from an affiliate. The Company paid $42,760 of interest through August 1998, when the loan was repaid.

         Certain employees of JMC participate in an employee stock incentive plan which granted options to purchase shares of the Company held by JMC's parent, JHC. As of September 30, 1999, 2,833 such options had been exercised.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding: the positive effect on net income of the purchase of additional aircraft; the adequacy of the Company's cash flow to meet increases in its credit line interest rate; the Company's ability to meet its ongoing operational cash flow needs; the Company's ability to reduce the "off-lease" time for an asset by monitoring and immediate marketing responses; the Company's intention to use proceeds of its credit line to acquire additional assets; the Company's intention and ability to increase its credit facility; the stability of the air transport industry and asset sale and lease prices; the supply of suitable transaction opportunities for the Company; the Company's ability to reduce the impact of an industry downturn through proper asset and lessee selection; the Company's ability to obtain credit enhancement for its lessees, such as letters of credit or third party guaranties; and the Company's exposure to loss as a result of Year 2000 issues are forward looking statements. While the Company believes that such statements are accurate, the Company's business is dependent upon many factors, including general economic conditions, particularly those that affect the demand for the lease and/or purchase of turboprop aircraft and engines, and future trends and results cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results."

Results of Operations

The Company had revenues of $4,904,680 and $2,757,800 and net income of $1,100,910 and $907,400 for the nine months ended September 30, 1999 and 1998, respectively, and revenues of $1,921,090 and $1,061,500 and net income of $363,680 and $380,400 for the quarters ended September 30, 1999 and 1998, respectively.

Rent income was approximately $2,170,000 and $1,010,000 higher for the nine month and three month periods in 1999 versus 1998 due to the purchases of additional aircraft on lease during the second half of 1998 and first nine months of 1999, which increases are only partially offset by the off-lease status of S/N 72 beginning in April 1999.

Management fees were approximately $369,000 and $177,000 higher, respectively, in the nine month and three month periods of 1999 versus 1998 because of the aircraft acquisitions noted above. Such acquisitions had a similar effect on depreciation, which was approximately $600,000 and $290,000 higher for the nine and three month periods of 1999 versus 1998.

Interest expense was approximately $831,000 and $408,000 higher, respectively, in the nine month and three month periods of 1999 than in 1998 because the Company's credit facility was not used until the fourth quarter of 1998. Professional fees and general administrative expense were approximately $169,000 and $76,000 higher in the nine months and three months ended September 30, 1999 primarily due to an increase in legal expenses associated with increasing the Company's credit facility.

The Company signed an agreement during July 1999 to increase its credit facility to $30 million. Using a portion of the increased credit facility, the Company purchased six additional aircraft and one turboprop engine during the third quarter of 1999. The Company anticipates the impact of these acquisitions on earnings will be fully reflected in the fourth quarter of 1999. The magnitude of the impact from these acquisitions on future results will depend on interest rate fluctuations and lease rates obtained after expiration of the current leases.

Liquidity and Capital Resources

The Company is currently financing its asset growth through borrowings secured by its lease portfolio and excess cash flow. The Company has a $30 million credit facility which expires on June 30, 2000 and which is renewable annually thereafter. The facility bears interest at either prime or LIBOR plus 200 basis points, at the Company's option. As of September 30, 1999, $27,990,000 was outstanding under the credit facility and interest of $99,460 was accrued, using a combination of prime and LIBOR rates.

The prime rate was stable from November 1998 through June 1999 and increased by 25 basis points in mid-July and again in late August 1999. The majority of the Company's borrowings are financed using one-month or six-month LIBOR rates, both of which have increased modestly since the Company began financing pursuant to such rates during June 1999. The Company believes it has adequate cash flow to meet increases in the interest rates applicable to its credit line obligations. Any increase in such interest rates is likely to be the result of increased prevailing interest rates. Increased prevailing interest rates generally result in higher lease rates as well, and so an increase in credit line payments may be offset at least partially by higher revenues on new leases and renewals of leases. The Company has studied whether it is advisable to enter into an interest rate hedge transaction, which would act to lock in current interest rates on its credit line obligations. In making its decision, the Company analyzed interest rate trends, the ongoing costs of maintaining the hedge and the magnitude of the impact of any interest rate swing. The Company has elected not to enter into an interest rate hedge transaction at this time.

It is the Company's policy to monitor lessees' needs in periods before leases are due to expire. If it appears that a lessee will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. This procedure helps the Company reduce any potential that an asset will be "off-lease" for a significant time. The lease for S/N 72 expired in April 1999. The Company has been seeking re-lease opportunities for S/N 72 since the lessee provided notice that it would not renew the lease, and the Company is discussing lease terms with interested parties. The lease for S/N 576 has been extended through August 31, 2000. The Company's other aircraft are subject to leases with varying expiration dates between April 30, 2000 and November 23, 2003. Given the varying lease terms and expiration dates for the aircraft in the Company's portfolio, management believes that the Company will have adequate cash flow to meet any on-going operational needs, even if S/N 72 remains off-lease for an extended period of time.

The Company's cash flow from operations for the nine months ended September 30, 1999 versus the same period in 1998 increased by approximately $57,000. Although the Company acquired several aircraft during the second half of 1998 and first nine months of 1999 which resulted in increased net income and higher depreciation expense in 1999, the positive effect of these changes on cash flow were almost entirely offset by an increase in accounts receivable and prepaid expenses and a decrease in the amount of maintenance reserves and accrued costs during 1999 versus 1998. Accounts receivable at September 30, 1999 includes maintenance reserves for August and September 1999 for aircraft which the Company purchased subsequent to September 30, 1998. Prepaid expenses at September 30, 1999 include amounts paid in connection with the Company's credit facility which did not exist until June 30, 1998.

Specifically, the Company's cash flow from operations for the nine months ended September 30, 1999 consisted of net income of $1,100,910 and adjustments consisting primarily of depreciation of $1,113,770, increases in accounts receivable, prepaid expenses and deposits of $147,460, $271,390 and $1,883,450, respectively, increases in accounts and taxes payable of $283,820 and $321,790, respectively, an increase in prepaid rent of $113,670, a net increase in deferred taxes of $153,650, an increase of $1,029,650 in security deposits and an increase of $623,530 in maintenance reserves collected from lessees.

The Company's cash flow from operations for the nine months ended September 30, 1998 consisted of net income of $907,400 and adjustments consisting primarily of depreciation of $513,400, increases in accounts receivable, prepaid expenses and deposits of $53,800, $104,000 and $919,600, respectively, a decrease in accounts payable of $146,800, an increase in prepaid rent of $116,100, a net increase in deferred taxes of $349,100, and an increase of $1,699,100 in security deposits and maintenance reserves collected from lessees.

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

The revolving line of credit has an initial term of two years expiring in June 2000, and is renewable at the sole discretion of the Lender and its participants, if any. There is no assurance that the line of credit will be renewed. If the revolving loan is not renewed by the Lender and its participants, then all indebtedness under the revolving loan agreement will become due and payable on June 30, 2000. There is no assurance that the Company will have adequate replacement financing in place in order to meet such accelerated repayment obligations.

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

Expansion or Repayment of Credit Line. The Company has used nearly all of its revolving credit facility to acquire additional assets for the purpose of generating income for the Company. The Company is seeking, and its banks have expressed an interest in, an increase in its credit facility. There is no assurance such increase will be received. If such increase is not received, the Company will need to refinance a portion of its existing revolving credit line debt before it can make further draws on the line; however, the Company has not yet entered into any such arrangement. Even if an increase in the credit line is received, there is no assurance that the Company will be able to expend the entire net financing proceeds on the acquisition of additional assets on terms favorable to the Company.

General Economic Conditions. The market for used aircraft has been cyclical, and usually reflects economic conditions and the strength of the travel and transportation industry. The Company believes that the air transport industry is currently stable, with demand for aircraft, asset prices and lease rates generally level, and in some cases, increasing. Nonetheless at any time, the market for used aircraft may be adversely affected by such factors as airline financial difficulties, higher fuel costs, and improved availability and economics of new replacement aircraft.

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

Ownership Risks. Most of the Company's portfolio is leased under operating leases, where the terms of the leases do not take up the entire useful life of an asset. The Company's ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the Company's ability to profitably re-lease or sell the asset after the expiration of the initial lease term. Some of the factors that have an impact on the Company's ability to re-lease or sell include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset's use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments which cause the asset to become obsolete. In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in serviceable condition as required under the lease. If the Company is unable to remarket its aircraft equipment on favorable terms when the operating lease for such equipment expires, the Company's business, financial condition, cash flow, ability to service debt and results of operation could be adversely affected.

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

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and will involve a number of substantial risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is in turn highly sensitive to general economic conditions. Ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The Company anticipates that the bulk of the equipment it acquires will be used aircraft equipment. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of older aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's expected concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline in value. The recent introduction of "regional jets" to serve on short routes previously thought to be economical only for turboprop aircraft operation could decrease the demand for turboprop aircraft, while at the same increasing the supply of used turboprop aircraft. This could result in lower lease rates and values for the Company's existing turboprop aircraft.

Risks Related to Regional Air Carriers. Because the Company has concentrated its existing leases and intends to concentrate on leases to regional air carriers, it will be subject to certain risks. First, lessees in the regional air carrier market include a number of companies that are start-up, low capital, low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. This market segment is also characterized by low entry costs, and thus, there is strong competition in this industry segment from start-ups as well as major airlines. Thus, leasing transactions with these types of lessees result in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy. The Company will evaluate the credit risk of each lessee carefully, and will attempt to obtain third party guaranties, letters of credit or other credit enhancements, if it deems such is necessary. There is no assurance, however, that such enhancements will be available or that even if obtained will fully protect the Company from losses resulting from a lessee default or bankruptcy. Second, a significant area of growth of this market is in areas outside of the United States, where collection and enforcement are often more difficult and complicated than the United States.

Possible Volatility of Stock Price. The market price of the Company's Common Stock could be subject to fluctuations in response to operating results of the Company, changes in general conditions in the economy, the financial markets, the airline industry, changes in accounting principles or tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, some of which may be unrelated to the Company's performance. Also, because the Company has a relatively small capitalization of approximately 1.5 million shares, there is a correspondingly limited amount of trading of the shares. Consequently, a single or small number of trades could result in a market fluctuation not related to any business or financial development relating to the Company.

Year 2000 Considerations. Because all administrative and management functions of the Company are carried out by its management company, JMC, JMC's readiness for Year 2000 will determine the Company's status. JMC has reported to the Company that it has directed its information technology ("IT") manager to require any software or hardware purchased for use by management to have a warranty of Year 2000 compliance. It has also directed its IT manager to study any systems that may require Year 2000 remediation.

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

Management believes that the electronic systems used in the equipment leased by the Company to lessees will not be materially affected by the Year 2000 and that any remediation of the technology systems embedded in the aircraft that it leases will not be a material expense to the Company. The Company has notified all lessees of the Year 2000 problem and has requested information on the status of each lessee's study and remediation plans. To date, all lessees have reported Year 2000 compliance with respect to the aircraft leased by the Company to the lessee. The Company will request Year 2000 compliance information from any new additional lessees, if any.

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

The essential functions of JMC and the Company are not dependent upon any key third party vendors or service providers related to the leasing or finance business, and consequently, the interruption of goods and services from any such industry-specific third party vendor or service provider to JMC or the Company is not likely to cause a material loss to the Company. Of course, the Company's ordinary business operation is dependent upon vendors that provide basic services to businesses generally, such as utility companies, phone and long distance companies, courier services and banking institutions. The Company, through its management and JMC, is monitoring the Year 2000 readiness of such providers. Management believes that a temporary interruption in services to the Company by these types of service providers caused by Year 2000 problems would not cause material losses to the Company. An extended loss of these services, however, could adversely affect the Company's business and financial performance. The Company has not made any contingency plans for the extended loss of these basic services.

The Company has not incurred and does not anticipate any significant costs related to the Year 2000 issue.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 1999.


                                AEROCENTURY CORP.


                                By:    /s/ Neal D. Crispin
                                   -----------------------
                                Neal D. Crispin
                                Title: President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 12, 1999.

         Signature                                 Title


/s/ Neal D. Crispin          Director, President and Chairman of the
--------------------------   Board of Directors of the Registrant
Neal D. Crispin              (Principal Executive Officer)



/s/ Toni M. Perazzo          Director, Vice President - Finance and Secretary
--------------------------   of the Registrant (Principal Financial and
Toni M. Perazzo              Accounting Officer)




/s/ Marc J. Anderson         Director, Chief Operating Officer,
--------------------------   Senior Vice President
Marc J. Anderson