Form 10KSB
period 1999-12-31
AEROCENTURY CORP
filed 2000-03-10
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

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

Revenues for the issuer's most recent fiscal year:  $7,380,140

On March 9, 2000 the aggregate market value of the voting and non-voting Common equity held by non-affiliates (based upon the average of bid and asked price as of March 9, 2000) was $8,985,400.

As of March 9, 2000 the Issuer has 1,606,557 Shares of Common Stock, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes _       No __X__

Documents Incorporated by Reference: The following documents filed with the Securities Exchange Commission contain information incorporated by reference to
Part III herein: Form S-4/A filed with the Securities and Exchange Commission on July 24, 1997; Form S-4/A filed with the Securities and Exchange Commission on June 10, 1997; Form 10-KSB for the fiscal year ended December 31, 1998; Form 8-A/A filed with the Securities and Exchange Commission on February 4, 1999; Form 8-K filed with the Securities and Exchange Commission on July 2, 1998; Form 10-KSB for the fiscal year ended December 31, 1997.

                                     PART I

Item 1.           Business.

Business of the Company

AeroCentury Corp. ("AeroCentury") was incorporated in the state of Delaware on February 28, 1997 ("Inception"). AeroCentury was formed solely for the purpose of acquiring JetFleet Aircraft, L.P. ("JetFleet I") and JetFleet Aircraft II, L.P. ("JetFleet II"), California limited partnerships (collectively, the "Partnerships") in a statutory merger (the "Consolidation"). JetFleet I and JetFleet II were organized in October 1989 and October 1991, respectively. Prior to the Consolidation, the Partnerships engaged in the business of ownership, management, leasing and acquisition of a portfolio of aircraft equipment. Upon completion of the Consolidation, which occurred on January 1, 1998, AeroCentury succeeded to the Partnerships' business.

During November 1999, AeroCentury Corp. formed a wholly-owned subsidiary, AeroCentury Investments LLC ("AeroCentury LLC"), for the purpose of acquiring two aircraft using a combination of cash and bank financing separate from its credit facility. Financial information for 1999 for AeroCentury and AeroCentury LLC (collectively, the "Company") is presented on a consolidated basis.

At December 31, 1997 all of the Company's outstanding common stock, consisting of 150,000 shares, was owned by JetFleet Holding Corp. ("JHC"). JHC is the parent corporation of JetFleet Management Corp. ("JMC"), which is an integrated aircraft management, marketing and financing business. JMC is the management company for the Company pursuant to the Management Agreement between JMC and the Company.

In connection with the Consolidation, the Company issued 1,456,557 shares of Common Stock of the Company, $0.001 par value, to the limited and general partners of the Partnerships in exchange for their respective partnership interests in the Partnerships. In the Consolidation, 99.5% of the total outstanding limited partnership units of the Partnerships were exchanged for Common Stock of the Company. The acquisition of the Partnerships by the Company was treated as a "pooling-of-interests" under generally accepted accounting principles, with the assets and liabilities of the combining entities recorded at historical cost on the Consolidation date.

The Company is engaged in the business of investing in primarily used regional aircraft equipment leased to domestic and foreign regional air carriers. By assuming the business of the Partnerships in January 1998, the Company became owner of a portfolio of aircraft and engines on lease and generating positive cash flow. The Company's principal business objective is to increase shareholder value by acquiring additional aircraft assets that will provide a return on investment through lease revenue from creditworthy lessees, and eventually resale proceeds. The Company intends to achieve its business objective by reinvesting cash flow and obtaining short-term and long-term financing and/or equity financing.

The Company's success in achieving its objective will depend in large part on its success in two areas, asset selection and lessee selection.

The Company acquires additional assets in one of three ways. The most common situation is when the Company purchases an asset already subject to a lease and assumes the rights of the seller, as lessor under the existing lease. In addition the Company may purchase an asset, usually from an air carrier, and lease it back to the seller. Finally, the Company may purchase an asset from a seller and then immediately enter into a new lease for the aircraft with a third party lessee. In this last case, the Company would not purchase an asset unless a potential lessee had been identified and had committed to lease the aircraft.

The Company generally targets used regional aircraft and engines with purchase prices between $1 million and $10 million, and lease terms of three to five years. In determining assets for acquisition, the Company evaluates among other things, the type of asset, its current price and projected future value, its versatility or specialized uses, the current and projected future availability of and demand for that asset, and the type and number of future potential lessees. Because JMC has extensive experience in purchasing, leasing and selling used regional aircraft, the Company believes it can purchase these assets at an appropriate price and keep the assets on lease. Furthermore, the Company believes that JMC's industry knowledge enables it to purchase assets that are likely to retain their value through and after the end of the initial lease of the asset.

In order to improve the remarketability of an aircraft after expiration of the lease, the Company focuses on having lease provisions for its aircraft that provide for maintenance and return conditions, such that when the lessee returns the aircraft, the Company receives the aircraft back in a condition which allows it to immediately re-lease or re-sell the aircraft at an attractive rate, or receives sufficient payments from the lessee to cover any maintenance or overhaul of the aircraft required to bring the aircraft to such a state.

When considering whether to accept transactions with a lessee, the Company examines the creditworthiness of the lessee, its short-and long-term growth prospects, its financial status and backing, the impact of pending governmental regulation or de-regulation of the lessee's market, all weighed against the lease rate that is offered by the lessee. In addition, where applicable, it is the Company's policy to monitor the lessee's business and financial performance closely throughout the term of the lease, and if requested, provide assistance drawn from the experience of the Company's management in many areas of the air carrier industry. Because of its "hands-on" approach to portfolio management, the Company believes it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies.

Working Capital Needs

The Company's portfolio of assets is currently generating revenues which more than cover its expenses. During 1999, the Company's expenses consisted mainly of management fees, which are based upon the size of the asset pool, and professional fees paid to third parties not covered by JMC under the Management Agreement. As the Company continues to use acquisition debt financing under its revolving credit facility, interest expense has become an increasingly larger portion of the Company's expenses. However, each advance on the credit facility is accompanied by the acquisition of an asset subject to a lease providing for lease payments that should be greater than payments required to repay the increased loan payment obligations arising from such advance. So long as the Company succeeds in keeping its assets on lease and interest rates remain stable, the Company's cash flow should be sufficient to cover the management fees, professional fees and interest expense, and provide excess cash flow that can be used with equity or debt financings to acquire additional assets.

The Company's credit facility expires on June 30, 2000. The Company is currently negotiating for a replacement for this credit facility and anticipates such will be finalized on or before June 30, 2000. See "Factors that May Affect Future Results Replacement of Credit Facility", below.

Competition

The Company competes for customers, generally regional commercial aircraft operators, that are seeking to lease aircraft under an operating lease. The Company faces competition from other companies providing financing, including leasing companies, banks and other financial institutions, and aircraft leasing partnerships. Management believes that competition may increase if competitors who have traditionally neglected the regional air carrier market begin to focus on that growing market. Because competition is largely based on price and lease terms, the entry of new competitors into the market, particularly those with greater access to capital markets than the Company, could lead to fewer acquisition opportunities for the Company and/or lease terms less favorable to the Company on new acquisitions as well as renewals of existing leases. This could lead to lower revenues for the Company.

The Company, however, believes that it has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by the regional air carrier market. Management believes that the Company also has a competitive advantage because JMC has developed a reputation as a global participant in the aircraft leasing market.

Dependence on Significant Customers

For the year ended December 31, 1999, the Company had four significant customers, which accounted for 20%, 16%, 12% and 12%, respectively, of lease revenue. Concentrations of credit risk with respect to lease receivables should diminish in the future, as the number of customers comprising the Company's customer base increases, and their dispersion across different geographic areas becomes greater.

Employees

Under the Company's management contract with JMC, JMC is responsible for all administration and management of the Company. Consequently, the Company does not have any employees.

Item 2.           Properties.

As of December 31, 1999, the Company did not own or lease any real property, plant or materially important physical properties. The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California, 94010. All office facilities are provided by JMC without reimbursement by the Company.

At December 31, 1999, the Company owned four deHavilland DHC-7, three deHavilland DHC-6, two Fairchild Metro III, three Shorts SD 3-60, six Fokker 50 aircraft, two Saab 340A aircraft and 26 turboprop engines, one of which is held in inventory as a spare and is not subject to a lease or to depreciation.

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

Market Information

The Company's Common Stock has been traded on the AMEX since January 16, 1998. The following is price information from January 16, 1998 until March 9, 2000:

                  Period                    High          Low

          1/16/98   to   3/31/98            9-3/4         5-5/8
           4/1/98   to   6/30/98            6- 9/16       4-1/4
           7/1/98   to   9/30/98            6-3/4         4-1/2
          9/30/98   to  12/31/98            8-7/8         4
           1/1/99   to   3/31/99            9-1/4         7-1/2
           4/1/99   to   6/30/99            8             7-1/4
           7/1/99   to   9/30/99            7-7/8         6-1/2
          10/1/99   to  12/31/99            6-3/8         5-1/2

On March 9, 2000, the closing stock sales price on the AMEX was $7.00 per share.

Number of Security Holders

The approximate number of holders of record of the shares of the Company's Common Stock was 1,500 as of March 6, 2000.

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

Stock Repurchase Plan

On October 23, 1998, the Company's Board of Directors adopted a stock repurchase plan, granting management the authority to purchase up to 100,000 shares of the Company's common stock, in privately negotiated transactions or on the market, at such price and on such terms and conditions deemed satisfactory to management. As of December 31, 1999, the Company had purchased 63,300 shares of its common stock.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding: the Company's objective of increasing shareholder value by acquiring additional assets; reinvesting cash flow and obtaining financing for acquisitions; the Company's ability to purchase assets at appropriate prices, keep such assets on lease, and have those assets retain value through and after the initial lease term; the Company's ability to obtain lease provisions for maintenance and return that permit remarketing of the aircraft; the Company's acquisition of assets using credit facility financing that produce revenue greater than the financing costs for such assets; the Company's ability to maintain cash flow in excess of management and professional fees and interest expenses; the Company's competitive advantage through its experience and operational efficiency and its relationship with JMC; the Company's reduction of credit risk concentration of lease receivables through broadening of customer base and geographic dispersion; the Company's ability to finalize a replacement credit facility; the Company's achieving cash flow adequate to meet increases in the interest rate applicable to the credit facility and ongoing operational needs; the Company's intention to monitor lessees to reduce the potential that an asset will be off-lease following expiration of a lease; the Company's belief that it has adequate cash flow to meet ongoing operational needs, even if S/N 72 remains off-lease and notwithstanding certain events related to a U.K. lessee in reorganization; the Company's intention to repay the revolving credit loans from subsequent financings; the Company's belief that the current market provides a good supply of suitable transactions; and the Company's ability to reduce the impact of regional or global economic downturns ; and the Company's belief that JMC's global reputation will benefit the Company; contained in "Item 1 -- Business" and this "Item 6 -- Management's Discussion and Analysis or Plan of Operation" section are forward-looking statements. While the Company believes that such statements are accurate, the Company's business is dependent upon general economic conditions, particularly those that affect the demand for regional aircraft and engines, including competition for regional and other aircraft, and future trends and results cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results."

Business

The Company is engaged in the business of investing in primarily used regional aircraft equipment leased to domestic and foreign regional air carriers. By assuming the business of the Partnerships in January 1998, the Company became owner of a portfolio of unleveraged aircraft and engines on lease and generating positive cash flow. The Company's principal business objective is to increase shareholder value by acquiring additional aircraft assets that will provide a return on investment through lease revenue from creditworthy lessees, and eventually resale proceeds. The Company intends to achieve its business objective by reinvesting cash flow and obtaining short-term and long-term financing and/or equity financing.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

                                         Year Ended December 31,
                                      1999                  1998

                                Amount       %         Amount        %

Operating lease revenue      $  7,128,690   96.6    $ 3,494,330     92.5
Gain on disposal of assets         98,400    1.3        228,230      6.0
Other income                      153,050    2.1         55,020      1.5

Total                        $  7,380,140   100.0   $  3,777,580   100.0


The Company had revenues of $7,380,140 and net income of $1,405,420 for the year ended December 31, 1999 versus revenues of $3,777,580 and net income of $1,181,650 for the year ended December 31, 1998.

Rent income is approximately $3,634,000 higher in 1999 versus 1998 due to the purchases of additional aircraft on lease during 1999 and the effect of a full year of rent from aircraft purchased throughout 1998. Other income for the year ended December 31, 1999 is higher by approximately $98,000 versus 1998 because of interest earned on higher cash balances maintained during 1999.

Management fees are approximately $629,000 higher in 1999 versus 1998 because the Management Agreement, entered into in January 1998, stipulates that management fees are based on the net book value of the aircraft owned by the Company and because the Company purchased additional aircraft during 1999. Depreciation is approximately $986,000 higher in 1999 versus 1998 because of the aircraft acquisitions during both years. Interest expense is approximately $1,451,000 higher in 1999 versus 1998 because of the Company's use of its credit facility beginning in November 1998 and throughout 1999. Professional fees and general administrative expense are approximately $158,000 higher in 1999 primarily due to an increase in legal expenses associated with increasing the Company's credit facility. During 1999, the Company increased maintenance reserves and accrued costs and recognized a related one-time charge of approximately $365,000 for estimated maintenance expense related to an off-lease aircraft. The Company's effective tax rate in 1999 was approximately 31% versus approximately 42% in 1998. The lower rate in 1999 is due to an adjustment related to state taxes. The Company's tax rate is subject to change based on changes in the mix of domestic and foreign leased assets, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax laws.

Liquidity and Capital Resources

The Company is currently financing its asset growth through credit facility borrowings and excess cash flow. On June 30, 1998 the Company obtained a $15 million revolving credit facility to acquire regional aircraft and engines under lease. The facility bears interest, payable monthly, at either prime or LIBOR plus 200 basis points, at the Company's option. The Company signed agreements increasing its facility to $22.5 million, to $30 million, then to $35 million on April 1, 1999, July 16, 1999 and February 22, 2000, respectively. The Company's aircraft and aircraft engines serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of December 31, 1999, the Company was in compliance with all such covenants. As of December 31, 1999, $27,990,000 was outstanding under the credit facility, and interest of $223,740 was accrued, using a combination of prime and LIBOR rates.

The facility expires on June 30, 2000. The Company is currently negotiating for a replacement for this credit facility and anticipates such will be finalized on or before June 30, 2000. See "Factors that May Affect Future Results Replacement of Credit Facility", below.

The prime rate was stable from November 1998 through June 1999. It increased by 25 basis points in each of July, late August and mid-November 1999. The prime rate increased another 25 basis points in February 2000. The majority of the Company's borrowings are financed using one-month or six-month LIBOR rates, both of which have increased modestly since the Company began financing pursuant to such rates during June 1999. The Company believes it has adequate cash flow to meet increases in the interest rate applicable to its credit facility obligations. Increased prevailing interest rates generally result in higher lease rates as well, and so an increase in credit facility payments may be offset at least partially by higher revenues on new leases and renewals of leases entered into by the Company. The Company has evaluated whether it is advisable to enter into an interest rate hedge transaction, which, for a fee, would act to lock in current interest rates on its credit facility obligations. The Company has determined that such a transaction is not advisable at this time. In making its decision, the Company analyzed interest rate trends, the ongoing costs of maintaining the hedge and the magnitude of the impact of any interest rate swing.

During November 1999, the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consists of a note in the amount of $9,061,000, due February 15, 2002 and which bears fixed interest at 8.04%. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date.

It is the Company's policy to monitor lessee's needs in periods before leases are due to expire. If it appears that a lessee will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. This procedure helps the Company reduce any potential that an asset will be "off-lease" for a significant time. The lease for the Company's deHavilland Dash-7, serial number 72 ("S/N 72"), expired in April 1999. The Company has been seeking re-lease opportunities for S/N 72 since the lessee provided notice that it would not renew the lease, and the Company is discussing lease terms with interested parties. The Company's other aircraft are subject to leases with varying expiration dates between April 30, 2000 and November 23, 2003. Given the varying lease terms and expiration dates for the aircraft in the Company's portfolio, management believes that the Company will have adequate cash flow to meet any on-going operational needs, even if S/N 72 remains off-lease for an extended period of time.

The Company has received notice that one of its lessees, which has leased one 19-seat aircraft, has filed for reorganization in the United Kingdom courts under the U.K.'s "administration" statutes. The lessee is continuing to operate, but the status of the aircraft in the reorganization has yet to be determined. If the aircraft is returned, or the Company and the administrator for the lessee agree to a reduced rental, the Company's revenues could be adversely affected. In any event, the Company believes that it will have adequate cash flow to meet any ongoing operational needs notwithstanding any rental reduction or off-lease period if the aircraft is returned.

The Company's cash flow from operations for the year ended December 31, 1999 versus 1998 increased by approximately $2,644,000. The increase from year to year was partially due to the Company's acquisition of several aircraft during 1999 and the second half of 1998 which resulted in increased net income and higher depreciation expense in 1999. The change in cash flow from operations from year to year also included the positive effect of the change in accounts payable and accrued expenses, accrued interest on notes payable, prepaid rent, security deposits and maintenance deposits and accrued costs during 1999 versus 1998, which changes were only partially offset by the change in deposits, accounts receivable, prepaid expenses and other assets, and deferred taxes.

Specifically, the Company's cash flow from operations for the year ended December 31, 1999 consisted of net income of $1,405,420 and adjustments consisting primarily of depreciation of $1,700,000, increases in deposits, accounts receivable, and prepaid expenses and other assets of $3,834,900, $142,210 and $211,660, respectively, an increase in accounts payable and accrued expenses of $657,570, an increase in accrued interest on notes payable of $184,700, and increases in prepaid rent, security deposits, maintenance reserves,  and deferred taxes of $235,330,  $1,306,040,  $2,728,370 and $67,840, respectively.

The Company's cash flow from operations for the year ended December 31, 1998 consisted of net income of $1,181,650 and adjustments consisting primarily of depreciation of $713,930, increases in deposits, accounts receivable, and prepaid expenses and other assets of $678,500, $137,540 and $142,020, respectively, a decrease in accounts payable and accrued expenses of $253,870, an increase in accrued interest on notes payable of $39,780, a decrease in prepaid rent of $175,080, an increase of $336,000 in security deposits, a decrease of $61,570 in maintenance reserves and accrued costs and a net increase in deferred taxes of $759,790.

During 1999, the increase in cash flow provided by financing activities and the decrease in cash flow used by investing activities were both a result of the Company's borrowings on its credit facility, which borrowings were used to purchase additional aircraft. The Company did not use its credit facility until the fourth quarter of 1998.

Factors that May Affect Future Results

Replacement of Credit Facility. The revolving credit facility has an initial term of two years expiring in June 2000, and is renewable at the sole discretion of First Union National Bank (the "Agent Bank") and its participants, if any. Although the other two participating banks indicated their willingness to renew the credit facility, the Agent Bank has informed the Company that it will not be continuing as agent and, therefore, the credit facility will not be renewed on June 30, 2000. Although the Company has always been and continues to be in compliance with all covenants under its credit facility, the Agent Bank has decided that the Company's financing needs are not consistent with the Agent Bank's revised business focus. The Company is currently in negotiations regarding a replacement credit facility. Although the Company anticipates that a replacement credit facility will be found, if none is found, then all indebtedness under the revolving credit facility will become due and payable on June 30, 2000. There is no assurance that the Company will have adequate replacement financing in place in order to meet such repayment obligations. If the Company is unable to find replacement financing, the Company may have to liquidate a significant portion of its assets in order to repay the credit facility.

Risks of Debt Financing. The Company's use of acquisition financing under its revolving credit facility subjects the Company to increased risks of leveraging. The revolving loans are secured by the Company's existing assets as well as the assets acquired with each financing. Any default under the revolving credit facility could result in foreclosure upon not only the asset acquired using such financing, but also the existing assets of the Company securing the revolving loan.

In order to achieve optimal benefit from the revolving credit facility, the Company intends to repay the revolving loans from proceeds of subsequent term debt or equity financings. Such replacement financing would likely provide the Company with more favorable long-term repayment terms and also would permit the Company to make further draws under the revolving credit facility equal to the amount of revolving debt refinanced. There can be no assurance that the Company will be able to obtain the necessary amount of replacement term debt or equity financing on favorable terms so as to permit multiple draws on the revolving credit facility.

All of the Company's current credit facility indebtedness carries a floating interest rate based upon either the lender's prime rate or a floating LIBOR rate. If the applicable index rate increases, and the Company has not entered into a mitigating hedge transaction, then the Company's payment obligations under the credit facility would increase and could result in lower net revenues for the Company.

Expansion or Repayment of Credit Facility. The Company has used nearly all of its revolving credit facility to acquire additional assets for the purpose of generating income for the Company. When negotiating a replacement credit facility, the Company will also be seeking, and certain banks have expressed an interest in, an increase in its credit facility. There is no assurance such increase will be received. If such increase is not received, the Company will need to refinance a portion of its existing revolving credit facility debt before it can make further draws on the line; however, the Company has not yet entered into any such arrangement. Even if an increase in the credit facility is received, there is no assurance that the Company will be able to expend the entire net financing proceeds on the acquisition of additional assets on terms favorable to the Company.

General Economic Conditions. The market for used aircraft has been cyclical, and usually reflects economic conditions and the strength of the travel and transportation industry. The Company believes that the air transport industry is currently stable, with demand for aircraft, asset prices and lease rates generally level, and in some cases, increasing. Nonetheless, at any time, the market for used aircraft may be adversely affected by such factors as airline financial difficulties, higher fuel costs, and improved availability and economics of new replacement aircraft.

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

An adverse change in the global air travel industry could result in reduced carrier revenue and excess capacity and increase the risk of failure of some weaker regional air carriers. While the Company believes that with proper asset and lessee selection in the current climate, as well as during such downturns, the impact of such changes on the Company can be reduced, there is no assurance that the Company's business will escape the effects of such a global downturn, or a regional downturn in an area where the Company has placed a significant amount of its assets.

Reliance on JMC. All management of the Company is performed by JMC under a Management Agreement which has a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Board of Directors, however, has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. In addition, while JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, certain officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices with the Company.

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

Ownership Risks. Most of the Company's portfolio is leased under operating leases, where the terms of the leases do not take up the entire useful life of an asset. The Company's ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the Company's ability to profitably re-lease or sell the asset after the expiration of the initial lease term. Some of the factors that have an impact on the Company's ability to release or sell include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset's use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments which cause the asset to become obsolete. In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in serviceable condition as required under the lease. If the Company is unable to remarket its aircraft equipment on favorable terms when the operating lease for such equipment expires, the Company's business, financial condition, cash flow, ability to service debt and results of operation could be adversely affected.

Lessee Credit Risk. If a lessee defaults upon its obligations under a lease, the Company may be limited in its ability to enforce remedies. Most of the Company's lessees are small regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company's inability to collect rent under a significant lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company's revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, under Section 1110 of the Bankruptcy Code, the Company would be automatically prevented from exercising any remedies for a period of 60 days. By the end of the 60 day period, the lessee must agree to perform the obligations and cure any defaults, or the Company would have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant recent litigation, however, and it is possible that the Company's enforcement rights may still be further adversely affected by a declaration of bankruptcy by a defaulting lessee.

International Risks. During 1999, the Company focused on leases in overseas markets, which markets are currently dynamic and which the Company believes present attractive opportunities. Leases with foreign lessees, however, may present somewhat different credit risks than those with domestic lessees.

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights as those which apply in the United States. The Company could experience collection problems related to the enforcement of its lease agreements under foreign local laws and the remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code would not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a central registration or recording system with which to locally establish the Company's interest in equipment and related leases. This could add difficulty in recovering an aircraft in the event that a foreign lessee defaults.

Leases with foreign lessees are subject to risks related to the economy of the country or region in which such lessee is located, even if the U.S. economy remains strong. On the other hand, a foreign economy may remain strong even though the U.S. economy does not. A foreign economic downturn may impact a foreign lessee's ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related to currency conversion fluctuations. Although the Company's current leases are all payable in U.S. dollars, in the future, the Company may agree to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations. Even with dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee's local currency which would make it more difficult for a lessee to meet its dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if that carrier's revenue is primarily derived in the local currency.

Government  Regulation.  There  are  a  number  of  areas  in  which  government regulation may result in costs to the Company. These include aircraft registration, safety requirements, required equipment modifications, and aircraft noise requirements. Although it is contemplated that the burden of complying with such requirements will fall primarily upon lessees of equipment, there can be no assurance that the cost of complying with such government regulations will not fall on the Company. Furthermore, future government regulations could cause the value of any non-complying equipment owned by the Company to decline substantially.

Competition. The aircraft leasing industry is highly competitive. The Company competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources and more experience than the Company. The Company, however, believes that it is competitive because of JMC's experience and operational efficiency in financing the transaction types desired by the regional air carriers. This market segment, which is characterized by transaction sizes of less than $10 million and lessee credits that are strong, but generally unrated and more speculative than the major air carriers, is not well served by the Company's larger competitors in the aircraft industry. JMC has developed a reputation as a global participant in this segment of the market, and the Company believes this will benefit the Company. There is no assurance that the lack of significant competition from the larger aircraft leasing companies will continue or that the reputation of JMC will continue to be strong in this market segment and benefit the Company.

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

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and involves a number of substantial risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is, in turn, highly sensitive to general economic conditions. Ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The Company anticipates that the bulk of the equipment it acquires will be used aircraft equipment. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of older aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off lease. The Company's expected concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline in value. If "regional jets" were to be used on short routes previously served by turboprops, even though regional jets are more expensive to operate than turboprops, the demand for turboprops could be decreased. This could result in lower lease rates and values for the Company's existing turboprop aircraft.

Risks Related to Regional Air Carriers. Because the Company has concentrated its existing leases and intends to concentrate on leases to regional air carriers, it is subject to certain risks. First, lessees in the regional air carrier market include a number of companies that are start-up, low capital, low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. Leasing transactions with these types of lessees result in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy. The Company evaluates the credit risk of each lessee carefully, and attempts to obtain third party guaranties, letters of credit or other credit enhancements, if it deems such is necessary. There is no assurance, however, that such enhancements will be available or that even if obtained will fully protect the Company from losses resulting from a lessee default or bankruptcy. Second, a significant area of growth of this market is in areas outside of the United States, where collection and enforcement are often more difficult and complicated than in the United States.

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

Year 2000 Considerations. Because all administrative and management functions of the Company are carried out by its management company, JMC, JMC's readiness for Year 2000 has determined the Company's status. JMC has reported to the Company that it did not experience any problems with the Year 2000 event, and does not anticipate any in the coming year. Lessees of the Company have not appeared to be materially affected by the Year 2000, and, to date, the Company's business with all lessees appears unaffected by Year 2000. The Company has not incurred and does not anticipate any costs related to the Year 2000 issue.

Item 7.           Financial Statements.

(a)               Financial Statements and Schedules

         (1)      Financial statements for AeroCentury Corp.:

     Report of Independent Public Accountants, Arthur Andersen LLP Consolidated Balance Sheet as of December 31, 1999
     Consolidated  Statements of Operations for the Years Ended
          December 31, 1999 and 1998
     Consolidated Statements of Changes in Shareholders' Equity for the Years
          Ended December 31, 1999 and 1998
     Consolidated Statements of Cash Flows for the Years Ended December 31,
          1999 and 1998
     Notes to Financial Statements

         (2)      Schedules:

                  All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of AeroCentury Corp.:

We have audited the accompanying consolidated balance sheet of AeroCentury Corp. (a Delaware corporation) and its subsidiary as of December 31, 1999 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury Corp. and its subsidiary as of December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

/s/ ARTHUR ANDERSEN LLP

San Francisco, California,
January 7, 2000
(except with respect to the matters discussed in Note 8, as to which the date is February 24, 2000)

                                AeroCentury Corp.
                           Consolidated Balance Sheet


                                    ASSETS
                                                                                    December 31,
                                                                                        1999

Assets:
     Cash and cash equivalents                                                    $     1,251,730
     Deposits                                                                           5,419,160
     Accounts receivable                                                                  307,760
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $17,411,620                                 55,853,940
     Prepaid expenses and other                                                           359,130

Total assets                                                                      $    63,191,720


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       906,970
     Notes payable and accrued interest                                                37,094,920
     Maintenance reserves and accrued costs                                             4,389,700
     Security deposits                                                                  1,785,140
     Prepaid rent                                                                         295,780
     Deferred taxes                                                                     3,227,870

Total liabilities                                                                      47,700,380

Shareholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued                                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  2,172,600
                                                                                       15,995,410
     Treasury stock at cost, 63,300 shares                                              (504,070)
Total shareholders' equity                                                             15,491,340

Total liabilities and shareholders' equity                                        $63,191,720



The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                      Consolidated Statements of Operations




                                                                    For the Years Ended December 31,

                                                                     1999                       1998

Revenues:

     Rent income                                              $     7,128,690             $      3,494,330
     Gain on disposal of aircraft and aircraft engines                 98,400                      228,230
     Other income                                                     153,050                       55,020

                                                                    7,380,140                    3,777,580
Expenses:

     Management fees                                                1,148,800                      520,280
     Depreciation                                                   1,700,000                      713,930
     Interest                                                       1,534,310                       83,690
     Professional fees and general and administrative                 581,690                      423,610
     Maintenance                                                      374,240                            -

                                                                    5,339,040                    1,741,510

Income before taxes                                                 2,041,100                    2,036,070

Tax provision                                                         635,680                      854,420

Net income                                                    $     1,405,420             $      1,181,650

Weighted average common
   shares outstanding                                               1,563,591                    1,605,505

Basic earnings per share                                      $          0.90             $           0.74



The accompanying notes are an integral part of this statement.



                                AeroCentury Corp.
           Consolidated Statements of Changes in Shareholders' Equity
                 For the Years Ended December 31, 1999 and 1998


                      Partnership        Common            Paid-in          Retained         Treasury
                       Interests          Stock            Capital          Earnings           Stock            Total

Balance,
  December 31, 1997   $ 16,220,720     $    150      $     149,850     $    (414,470)         $     -    $   15,956,250

Dissolution of
  partnerships on
  January 1, 1998      (16,220,720)           -                  -                 -                -        (16,220,720)

Issued on
  January 1, 1998
  1,456,557 shares at
  par value of $.001             -         1,460         13,671,350                -                 -        13,672,810

Purchase of treasury
  stock, 9,200 shares            -             -                  -                -           (78,190)          (78,190)

Net income                       -             -                  -        1,181,650                -          1,181,650

Balance,
  December 31, 1998              -          1,610        13,821,200          767,180           (78,190)       14,511,800

Purchase of treasury
  stock, 54,100 shares           -              -                 -                -          (425,880)         (425,880)

Net income                       -              -                 -         1,405,420                -         1,405,420

Balance,
  December 31, 1999        $     -      $    1,610    $  13,821,200    $    2,172,600   $     (504,070)   $   15,491,340



The accompanying notes are an integral part of this statement.


                                AeroCentury Corp.
                      Consolidated Statements of Cash Flows

                                                                          For the Years Ended December 31,

                                                                             1999                      1998

Operating activities:
   Net income                                                        $     1,405,420           $     1,181,650
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation                                                        1,700,000                   713,930
       Gain on disposal of aircraft and aircraft engines                    (98,400)                 (228,230)
       Change in operating assets and liabilities:
         Deposits                                                        (3,834,900)                 (678,500)
         Accounts receivable                                               (142,210)                 (137,540)
         Prepaid expenses and other                                        (211,660)                 (142,020)
         Accounts payable and accrued expenses                               657,570                 (253,870)
         Accrued interest on notes payable                                   184,700                    39,780
         Prepaid rent                                                        235,330                 (175,080)
         Security deposits                                                 1,306,040                   336,000
         Maintenance reserves and accrued costs                            2,728,370                  (61,570)
         Deferred taxes                                                       67,840                   759,790
Net cash provided by operating activities                                  3,998,100                 1,354,340

Investing activities:
   Proceeds from disposal of assets                                           98,400                   684,320
   Purchase of aircraft and aircraft engines                            (25,680,340)               (7,844,570)
   Payments received on capital leases                                             -                   150,000
Net cash used by investing activities                                   (25,581,940)               (7,010,250)

Financing activities:
   Issuance of secured note                                                        -                   866,700
   Repayment of secured note                                                       -                 (866,700)
   Issuance of notes payable                                              21,409,440                 6,400,000
   Purchase of treasury stock                                              (425,880)                  (78,190)
   Limited partner distributions                                                   -                  (48,890)
Net cash provided by financing activities                                 20,983,560                 6,272,920

Net (decrease)/increase in cash and cash equivalents                       (600,280)                   617,010

Cash and cash equivalents, beginning of period                             1,852,010                 1,235,000

Cash and cash equivalents, end of period                             $     1,251,730           $     1,852,010


Note: During 1999, $9,061,000 of the purchase price of two aircraft acquired by the Company was financed by a note payable to the seller.

During the years ended December 31, 1999 and 1998, the Company paid interest totaling $1,349,600 and $43,910, respectively, and income taxes totaling $148,920 and $111,430, respectively.



The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

1.       Organization and Summary of Significant Accounting Policies

(a)      Basis of Presentation

         AeroCentury Corp. ("AeroCentury") was incorporated in the state of Delaware on February 28, 1997. AeroCentury was formed solely for the purpose of acquiring JetFleet Aircraft, L.P. and JetFleet Aircraft II, L.P., partnerships formed under California law for the purpose of investing in leased aircraft equipment, (collectively, the "Partnerships") in a statutory merger (the "Consolidation"), which was effective January 1, 1998. AeroCentury is continuing in the aircraft leasing business in which the Partnerships engaged and is using leveraged financing to acquire additional aircraft assets on lease.

         Because greater than 90% of the limited partnership units of each of the Partnerships agreed to the Consolidation, it was treated as a pooling-of-interests under generally accepted accounting principles with the assets and liabilities of the combining entities recorded at historical cost on the Consolidation date. On January 16, 1998, AeroCentury was listed on the American Stock Exchange under the symbol ACY.

         During November 1999, AeroCentury Corp. formed a wholly-owned subsidiary, AeroCentury Investments LLC ("AeroCentury LLC"), for the purpose of acquiring two aircraft using a combination of cash and bank financing separate from AeroCentury Corp.'s credit facility. Financial information for 1999 for AeroCentury and AeroCentury LLC (collectively, the "Company") is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation.

(b)      Organization and Capitalization

         At December 31, 1997, all of the Company's outstanding stock was owned by JetFleet Holding Corp. ("JHC"), a California corporation. On January 1, 1998, 1,456,557 additional common shares were issued as a result of the Consolidation.

         JetFleet Management Corp. ("JMC"), a wholly owned subsidiary of JHC, is an integrated aircraft management, marketing and financing business. Prior to the Consolidation, JMC managed the aircraft assets of the Partnerships on behalf of their general and limited partners. JMC also manages the aircraft assets of JetFleet III and AeroCentury IV, Inc., California corporations which are affiliates of JMC.

         On April 17, 1998, in connection with the adoption of a shareholder rights plan, the Company filed a Certificate of Designation, designating the rights, preferences and privileges of a new Series A Preferred Stock. Pursuant to the plan, the Company issued rights to its shareholders of record as of April 23, 1998, entitling each shareholder to the right to purchase one one-hundredth of a share of Series A Preferred Stock for each share of Common Stock held by the shareholder. Such rights are exercisable only under certain circumstances concerning a proposed acquisition or merger of the Company.

         On October 23, 1998, the Company's Board of Directors adopted a stock repurchase plan, granting management the authority to purchase up to 100,000 shares of the Company's common stock, in privately negotiated transactions or on the market, at such price and on such terms and conditions deemed satisfactory to management. During the years ended December 31, 1999 and 1998, the Company purchased 54,100 shares and 9,200 shares, respectively, of its common stock.

         As discussed above, AeroCentury is the sole member of AeroCentury Investments LLC.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

1.       Organization and Summary of Significant Accounting Policies (continued)

(c)      Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions.

         At December 31, 1999, the Company held security deposits of $1,785,140,
refundable   maintenance  reserves  received  from  lessees  of  $2,623,080  and non-refundable maintenance reserves of $1,010,940.

         The Company's leases are typically structured so that if any event of default occurs under the lease, the Company may apply all or a portion of the lessee's security deposit to cure such default. If such an application of the security deposit is made, the lessee typically is required to replenish and maintain the full amount of the deposit during the remaining term of the lease. All of the security deposits currently held by the Company are refundable to the lessee at the end of the lease.

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

(f)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At December 31, 1999, the Company had accrued costs of approximately $609,000 related to one of its aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

1.       Organization and Summary of Significant Accounting Policies (continued)

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

(h)      Revenue Recognition

         Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Other income includes interest earned from one finance lease which expired in June 1998.

(i)      Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(j)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the years ended December 31, 1999 and 1998.

2.       Aircraft and Aircraft Engines On Operating Leases

         At December 31, 1999, the Company owned four deHavilland DHC-7, three deHavilland DHC-6, two Fairchild Metro III, three Shorts SD 3-60, six Fokker 50 aircraft, two Saab 340A aircraft and 26 turboprop engines, one of which is held in inventory as a spare and is not subject to a lease or to depreciation.

         During 1999, the Company acquired one of the Fairchild Metro III, two of the Shorts SD 3-60, five of the Fokker 50, the two Saab 340A aircraft and one turboprop engine, for a total of $34,741,340, including acquisition costs. The Metro III, Saab 340A aircraft and turboprop engine are leased to regional carriers in the United States. The Shorts SD-360 aircraft are leased to a regional carrier in Germany and, of the five Fokker 50 aircraft, one is leased in Brazil, two in Sweden and two in Spain. During 1999, the Company also made a short-term investment in a deHavilland DHC-7 aircraft which was not subject to a lease. The Company subsequently sold the aircraft and recognized a gain in connection with the sale.

         The lease for one of the Company's DHC-7 aircraft, serial number 72 ("S/N 72") expired in April 1999. The Company has been seeking re-lease opportunities for S/N 72 and is discussing lease terms with interested parties. The lease for another of the Company's Metro III aircraft, serial number 576, ("S/N 576") was extended by the lessee from its original expiration date on July 19, 1999 to August 31, 2000.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

3.       Operating Segments

         The Company operates in one business segment, aircraft leasing, and therefore does not present separate segment information for lines of business.

         Approximately 41% and 71% of the Company's operating lease revenue was derived from lessees domiciled in the United States during 1999 and 1998, respectively. All leases relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

         The tables below set forth geographic information about the Company's operating leased aircraft equipment, grouped by domicile of the lessee:

                                                                            For the year ended December 31, 1999

                                                                                  Operating              Net
         Region                                                                 lease revenue        book value

              United States                                                  $      2,940,890    $    17,236,150
              Brazil                                                                1,134,110          6,378,800
              Belgium                                                                 840,000          3,910,190
              Sweden                                                                  666,960          7,371,640
              Spain                                                                   247,340         11,114,450
              Other                                                                 1,299,390          9,842,710
                                                                             $      7,128,690    $    55,853,940


                                                                             For the year ended December 31, 1998
                                                                                  Operating              Net
         Region                                                                 lease revenue        book value

              United States                                                  $      2,478,890    $    11,617,200
              Canada                                                                  522,260          2,788,700
              United Kingdom                                                          389,430          1,714,210
              Belgium                                                                  52,500          4,114,200
              Colombia                                                                 51,250          2,578,290
                                                                             $      3,494,330    $    22,812,600

         For the year ended December 31, 1999, the Company had four significant customers, which accounted for 20%, 16%, 12% and 12%, respectively of lease revenue. For the year ended December 31, 1998, the Company had three significant customers, which accounted for 40%, 24% and 15%, respectively, of lease revenue.

         As of December 31, 1999, minimum future lease rent payments receivable under noncancelable leases were as follows:

              Year
              2000                                                           $      9,442,530
              2001                                                                  6,726,600
              2002                                                                  2,786,150
              2003                                                                    528,250
              2004                                                                          -
                                                                             $     19,483,530

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

4.       Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables. The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

5.       Notes Payable and Accrued Interest

         On June 30, 1998 the Company obtained a $15 million revolving credit facility to acquire regional aircraft and engines under lease. The facility, which expires on June 30, 2000 and which may be renewed annually thereafter, bears interest, payable monthly, at either prime or LIBOR plus 200 basis points, at the Company's option. The Company signed agreements increasing its facility to $22.5 million, then $30 million, on April 1, 1999 and July 16, 1999, respectively. The Company's aircraft and aircraft engines serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of December 31, 1999, the Company was in compliance with all such covenants. As of December 31, 1999, $27,990,000 was outstanding under the credit facility, and interest of $223,740 was accrued, using a combination of prime and LIBOR rates.

         The Company has been informed that the agent for the credit facility, First Union National Bank (the "Agent Bank"), will not be continuing as agent and, therefore, the credit facility will not be renewed when it expires on June 30, 2000. Although the Company has always been and continues to be in compliance with all covenants under its credit facility, the Bank has decided that the Company's long-term profile is not consistent with the Bank's revised business focus. The Company is currently in negotiations regarding a replacement credit facility.

         As discussed in Note 1, during November 1999, the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consisted of a note in the amount of $9,061,000, due February 15, 2002 and which bears fixed interest at 8.04%. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at December 31, 1999 was $8,880,440 and interest of $740 was accrued.

6.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                              For the Years Ended December 31,
                                                                                    1999                1998
         Current tax provision:
              Federal                                                        $        538,070    $        74,260
              State                                                                    13,280             20,380
              Foreign                                                                 16,490                   -

              Current tax provision                                                  567,840              94,640

         Deferred tax provision:
              Federal                                                                135,060             648,500
              State                                                                 (67,220)             111,280

              Deferred tax provision                                                   67,840            759,780

         Total provision for income taxes                                    $        635,680    $       854,420


                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

6.       Income Taxes (continued)

         Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                               For the Years Ended December 31,

                                                                                   1999                1998
         Income tax expense at
               statutory federal income tax rate                             $        693,970    $       692,090
         State taxes net of federal benefit                                      16,260          118,800
         Tax rate differences                                                        (74,550)             43,530

         Total income tax expense                                            $        635,680    $       854,420

         Tax rate differences result from a decrease in the Company's effective state tax rates. During 1999, the Company acquired substantial foreign assets, which resulted in a significantly higher apportionment of income to foreign sources rather than to U.S. states, subjecting the Company's income to lower tax.

         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 1999 are as follows:

         Deferred tax assets:
              Amortization of organizational costs                           $        46,110
              Maintenance reserves                                                   362,710
              Prepaid rent                                                            102,950
              Deferred maintenance                                                    84,000
                  Net deferred tax assets                                            595,770
         Deferred tax liabilities:
              Depreciation on aircraft and engines                                (3,481,600)
              Other                                                                 (342,040)

                  Net deferred tax liability                                 $    (3,227,870)

         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

7.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JMC. Under this agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any acquisition fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 1999


7.       Related Party Transactions (continued)

services. During 1999 and 1998, the Company recognized as expense $1,148,800 and $520,280, respectively, of management fees payable to JMC. In connection with the purchases of aircraft during 1999 and 1998, the Company paid JMC a total of $1,080,100 and $397,230, respectively, in acquisition fees, which are included in the capitalized cost of the aircraft. No remarketing fees were paid to JMC during 1999 or 1998.

         In March 1998, the Company acquired an aircraft on lease using cash and a loan in the amount of $866,700 from an affiliate. The Company paid $43,910 of interest during the term of the loan. The loan was repaid during August 1998.

         Certain employees of JMC participate in an employee stock incentive plan which grants options to purchase shares of the Company held by JHC. As of December 31, 1999, 2,833 such options had been exercised.

8.       Subsequent Events

         On February 22, 2000, the Company signed an agreement, increasing its $30 million revolving credit facility to $35 million.

         On February 24, 2000, the lessee of one of the Company's 19-seat aircraft filed for reorganization. The lessee is continuing to operate, and, under the reorganization plan, an agreement will be reached regarding the status of that aircraft.

33


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.

Current Board Of Directors

The following directors have terms expiring at the Company's 2002 Annual Stockholder Meeting:

               Mr. Maurice J. Averay, age 69. Mr. Averay has been an aviation consultant since 1996 and has served on the Board since 1997. From 1995 to 1996 he was a full-time consultant to Saab Aircraft of America and its parent with respect to marketing and new aircraft development. From 1990 - 1995, he was Senior Vice President of the Sales and Marketing team of Saab Aircraft of America responsible for North and South American turboprop airliner sales. Prior to that Mr. Averay was Vice President of Sales Support for Saab Aircraft International, Ltd.; Sales Engineering Manager for Fairchild Aircraft, Inc., San Antonio, Texas; Vice President, Planning, for Chautauqua Airlines, Jamestown, New York, a U.S. Airways commuter associate; and Vice President of Shorts Aircraft USA, Inc., Mr. Averay holds a Bachelor of Science in Aero Engineering from the University of Bristol, United Kingdom.

          Ms. Toni M. Perazzo, age 52. Ms. Perazzo is a member of the Audit and Executive Committees of the Board of Directors and has served on the Board since its inception in 1997. She is the Company's Vice President-Finance and Secretary and has held these same positions with JetFleet Management Corp. ("JMC"), the management company for the Company since 1994, and CMA Consolidated, Inc. ("CMA") since 1990. Prior to joining CMA in 1990, she was Assistant Vice President for a savings and loan, controller of an oil and gas syndicator and a senior auditor with Arthur Young & Co., Certified Public Accountants. Ms. Perazzo is the wife of Neal D. Crispin, a director and officer of JMC and the Company. She received her Bachelor's Degree from the University of California at Berkeley, and her Master's Degree in Business Administration from the University of Southern California. Ms. Perazzo, a CPA, is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

The following directors have terms expiring at the Company's 2001 Annual Stockholder Meeting:

          Mr. Neal D. Crispin, age 54. Mr. Crispin, is Chairman of the Board and President of the Company. He is a member of the Executive committee of the Board and has served on the Board since its inception in 1997. He is also President and a Chairman of CMA Consolidated, Inc. ("CMA") and JetFleet Management Corp. Prior to forming CMA in 1983, Mr. Crispin spent 2 years as vice President-Finance of an oil and gas company. Previously, Mr. Crispin was a manager with Arthur Young & Co., Certified Public Accountants. Prior to joining Arthur Young & Co., Mr. Crispin served as a management consultant, specializing in financial consulting. Mr. Crispin is the husband of Toni M. Perazzo, a Director and Officer of JMC and the Company. He received a Bachelor's Degree in Economics from the University of California at Santa Barbara and a Master's Degree in Business Administration (specializing in Finance) from the University of California at Berkeley. Mr. Crispin, a CPA, is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

          Mr. Evan J. Wallach, age 45. Mr. Wallach is Vice President, Finance of C-S Aviation. He is a member of the Audit Committee and has served on the Board since 1997. From 1996 to 1998, he was President and Chief Executive Officer of Global Airfinance Corporation. He has specialized in aircraft and airline financing over the past seventeen years, having held senior level positions with The CIT Group (1994 to 1996), Bankers Trust Company (1992 to 1994), Kendall Capital Partners (1990 to 1992), Drexel Burnham Lambert (1987 to 1990), American Express Aircraft Leasing (1985 to 1987). Mr. Wallach received a Bachelor's Degree in Political Science from State University of New York at Stony Brook and a Master's Degree in Business Administration from the University of Michigan.

The following directors have terms expiring at the Company's 2000 annual meeting:

          Mr. Marc J. Anderson, age 63. Mr. Anderson has been a member of the Company's Board of Directors since its inception in 1997. Mr. Anderson is the Company's Chief Operating Officer and Senior Vice President. He holds the same officer positions with JMC. Prior to joining JMC in 1994, Mr. Anderson was an aviation consultant (1992 to 1994) and prior to that spent seven years (1985 to 1992) as Senior Vice President-Marketing for PLM International, a transportation equipment leasing company. He was responsible for the acquisition, modification, leasing and remarketing of all aircraft. Prior to PLM, Mr. Anderson served as Director-Contracts for Fairchild Aircraft Corp.; Director of Aircraft Sales for Fairchild SAAB Joint Venture; and Vice President, Contracts for SHORTS Aircraft USA, Inc. Prior to that, Mr. Anderson was employed with several airlines in various roles of increasing responsibility beginning in 1959.

          Mr. Thomas W. Orr, age 66. Mr. Orr has served on the Company's Board of Directors since 1997, and was also, during that time, a member of the Audit Committee of the Board of Directors. Mr. Orr is currently a partner at the accounting firm of Bregante + Company LLP, where he has been a partner since joining that firm in 1992. Prior to that, beginning in 1986, Mr. Orr was Vice President, Finance, at Scripps League Newspapers, Inc. Beginning in 1958, Mr. Orr was in the audit department of Arthur Young & Company, where he retired as a partner in 1986. Mr. Orr received his Bachelor's degree in Business Administration, with distinction, (Accounting major) from the University of Minnesota. He is a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants, and a former member of the California State Board of Accountancy.

Officers And Key Employees

For biographies of Neal D. Crispin, President & Chairman of the Board, Marc J. Anderson, Chief Operating Officer & Senior Vice President, and Toni M. Perazzo, Vice President - Finance & Secretary, see " Board of Directors" above.

Listed below are officers and key employees of JetFleet Management Corp., the Company's management company, who in their capacity as officers and/or employees of JMC are responsible for the management of various aspects of the Company's business:

          Mr. Andre Berenfeld, Vice President, Contracts, age 46. Mr. Berenfeld is responsible for the administration of aircraft leases, marketing agreements and vendor agreements for the Company and JMC. Mr. Berenfeld has 19 years of aviation industry experience in a variety of assignments in the engineering, technical management and finance fields. Prior to joining the Company, he held various positions of increasing responsibility with Citicorp (1992-1995), and before that with PLM International, United Airlines, and the General Electric Company. Mr. Berenfeld has Bachelor of Science degrees in Electrical Engineering and Mechanical Engineering from the University of Brussels, and a Master's Degree in Business Administration from the University of Pennsylvania, Wharton School of Business.

          Mr.  Frank  Duckstein,  Vice  President,   Remarketing,  age  45.  Mr.
          Duckstein has been in charge of market development for JMC since joining JMC in 1995. From 1989 to 1995, Mr. Duckstein served as Director of Marketing for PLM International, a transportation equipment leasing company. While at PLM, he was responsible for sales and remarketing, market research and development, both domestically and internationally, of PLM's corporate and commuter aircraft, as well as their helicopter fleet. Previously, he was with the following international and regional airlines operating within Europe and the U.S. with responsibility for operation, market development and sales:
          Direct Air (Berlin, Germany); Air Berlin (Berlin, Germany); and Aeroamerica (Berlin, Germany). Mr. Duckstein attended the Technical University of Berlin, majoring in Economics.

          Ms. Polly Prelinger, Vice President, Marketing, age 42. Ms. Prelinger is in charge of research and market development for the Company and JMC. Prior to joining JMC in 1998, Ms. Prelinger was Vice President-Sales and Marketing for 2 years with Fairchild Aircraft Incorporated, a major commuter aircraft manufacturer. During the period 1987 - 1996, Ms. Prelinger was at PLM International, a diversified equipment leasing company where she held positions of Director, Research and Market Development and Vice President, Aircraft Marketing. Ms. Prelinger holds a Bachelor of Arts degree in Russian Studies from the University of Michigan.

          Christopher  B.  Tigno,   General  Counsel,   age  38.  Mr.  Tigno  is
          responsible for all legal matters of the Company and JMC and its related companies, including supervision of outside counsel, documentation of aircraft asset acquisition transactions, and corporate and securities matters. He is also General Counsel for CMA. He joined JMC and CMA in 1996. He was most recently employed as Senior Counsel with the firm of Wilson, Ryan & Campilongo (1992 to 1996), and prior to that was associated with Fenwick & West and Morrison & Foerster. Mr. Tigno received his Juris Doctor degree from the University of California, Boalt Hall School of Law and was admitted to the California Bar in 1986. He also holds a Bachelor's Degree in Chemical Engineering from Stanford University.

Item 10.          Executive Compensation.

No compensation was paid by the Company to its officers in 1998, as the Company had engaged JetFleet Management Corp. as the management company under the Management Agreement in effect since 1997. The officers of the Company are officers of JMC, and received their compensation from JMC. The cash compensation received by Neal Crispin from JMC including bonuses, for 1999 was $63,000 and is expected to be $100,000 in 2000. The cash compensation received by Ms. Perazzo from JMC including bonuses for 1999 was $32,000 and is expected to be $85,000 in 2000. The only executive officer of JMC whose compensation exceeds $100,000 is Marc J. Anderson, Sr. Vice President & Chief Operating Officer, whose salary and bonus was $155,000 in 1999 and is expected to be $192,600 in 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 1, 2000 by: (i) each person who is known to the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock; (ii) each director; and (iii) all directors and executive officers as a group.

                                                                            Percentage of
                                                                             Ownership of
Name, Position, & Address                   No of. Shares(1)                Common Stock(2)
Neal D. Crispin                                 256,661                           16.20%
Chairman of the Board,
President and Principal
Shareholder (3)(4)

Toni M. Perazzo                                 256,661                           16.20%
Director, Vice President - Finance,
Secretary and Principal
Shareholder (3)(4)(5)

Marc J. Anderson                                  6,392                                *
Director, Senior Vice President
and Chief Operating Officer (1)(3)(6)

Maurice J. Averay,                                  300                                *
Director (3)

Thomas W. Orr,                                      600                                *
Director (3)

Evan J. Wallach,                                    175                                *
Director (3)

Pine Capital Management, Incorporated;          183,300                            11.8%
Hoefer & Arnett (7)

JetFleet Holding Corp.                          199,267                            11.3%
Principal Shareholder (3)(8)

All directors and executive
 officers as a group (6  persons)(9)           259,628                            16.82%
 ------------------------------------------------
*   Less than 1%

(1) Except as indicated in the footnotes to this table, the stockholders named in the table are known to the Company to have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. The number of shares beneficially owned includes Common Stock of which such individual has the right to acquire beneficial ownership either currently or within 60 days after March 1, 1999, including, but not limited to, upon the exercise of an option.

(2) For purposes of calculating percentages, total outstanding shares consists of 1,543,257 shares of outstanding Common Stock, which excludes shares held by the Company as treasury stock.

(3) The mailing address is c/o AeroCentury Corp., 1440 Chapin Avenue Suite 310, Burlingame, California 94010.

(4) Includes 250,661 shares owned by corporations of which Mr. Crispin is an officer, director and/or principal shareholder. To avoid double counting the same shares, does not include 20,000 shares issuable upon exercise of options granted to Mr. Crispin by JetFleet Holding Corp. ("JHC") to purchase AeroCentury Common Stock owned by JHC. (The shares issuable upon exercise of these options would come from the 199,267 shares already counted as beneficially owned by Mr. Crispin and Ms. Perazzo indirectly through JHC.)

(5) Includes 250,661 shares owned by corporations, of which Ms. Perazzo is an officer, director and/or principal shareholder, plus all other shares owned beneficially by Mr. Crispin, spouse of Ms. Perazzo.

 (6) Includes shares issuable upon exercise of options to purchase 4,500 shares issuable upon exercise of options granted by JHC to purchase AeroCentury Common Stock owned by JHC.

(7) Disclosure based on a copy of a form 13-G received by the Company. Shares are held for the account of clients of Pine Capital Management, Incorporated ("Pine"), a registered investment adviser, and Hoefer & Arnett, a registered broker-dealer. The address of both is 353 Sacramento Street, 10th Floor, San Francisco, CA 94111. Pine holds the shares in a fiduciary capacity and Hoefer & Arnett holds the shares pursuant to discretionary authority. The Company is informed that no client is known by Pine and Hoefer & Arnett to have the right or power with respect to more than 5% of the outstanding shares. Hoefer & Arnett does not have power to vote or to direct the voting of the shares held in its capacity as broker.

(8) In May 1998, the original holder of the shares of the Company, JetFleet Management Corp., was renamed "JetFleet Holding Corp." The rights and obligations under the Management Agreement were then assigned by JetFleet Holding Corp. to a newly-created wholly-owned subsidiary named "JetFleet Management Corp."

(9) Consists of shares beneficially owned by officers and directors, but excludes option shares described in footnote (4) and (6), since the shares issuable upon exercise of these options are already counted in the 199,267 shares beneficially owned by Mr. Crispin and Ms. Perazzo indirectly through JHC, and therefore included in the shares counted as beneficially owned by officers and directors.

Item 12. Certain Relationships and Related Transactions.

Management Agreement. JMC acts as the management company for the Company under the Management Agreement, dated December 31, 1997, as amended on February 3, 1998, between JMC and the Company. The officers of the Company are also officers of JMC and two members of the JMC's Board of Directors are on the Board of Directors of the Company.

Under the Management Agreement, the Company pays a monthly management fee to JMC equal to 0.25% of the net book value of the Company's assets as of the end of the month for which the fee is due. In addition, JMC may receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any acquisition fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company paid JMC $1,148,800 of management fees and $1,080,100 in acquisition fees during 1999 and $520,280 and $397,280 in management fees and acquisition fees, respectively, in 1998.

Item 13. Exhibits and Reports on Form 8-K.

(9)      Exhibits

10.8 Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.08 to the registration statement on Form S-4/A filed with the Securities and Exchange Commission on July 24, 1997

10.9 Form of Certificate of Amendment of Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.07 to the registration statement on Form S-4/A filed with the Securities and Exchange Commission on June 10, 1997

10.10 Amended and Restated Bylaws of the Company dated January 22, 1999, incorporated by reference to
                           Exhibit 3.1 to Form 10-KSB for the fiscal year ended December 31, 1998

10.11 Certificate of Designation of the Company dated April 15, 1998, incorporated by reference to exhibit 3.2 to Form 10-KSB for the fiscal year ended December 31, 1998

10.12 Amended and Restated Shareholder Rights Agreement, dated January 22, 1999, incorporated by reference to
                           Exhibit 1 to Form 8-A/A filed with the Securities and Exchange Commission on February 4, 1999

10.1                       Employment  Agreement between the Company and Neal D.
                           Crispin, dated April 29, 1998, incorporated by reference to Exhibit 10.1 to Form 10-KSB for the fiscal year ended December 31, 1998

10.2                       Employment  Agreement between the Company and Marc J.
                           Anderson, dated April 28, 1998, incorporated by reference to Exhibit 10.2 to Form 10-KSB for the fiscal year ended December 31, 1998

10.3 Credit Agreement between First Union National Bank and the Company, dated June 30, 1998, incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1998

10.4 Form of Indemnity Agreement between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.03 to Form 10-KSB for the fiscal year ended December 31, 1997

10.5 Amended and Restated Management Agreement, dated April 23, 1998, between the Company and JetFleet Management Corp.

10.6 Amendment No. 1 to Credit Agreement, dated March 30, 1999 between AeroCentury Corp. and First Union National Bank, as agent, and California Bank & Trust

10.7 Amendment No. 2 to Credit Agreement, dated July 16, 1999 between AeroCentury Corp. and First Union National Bank, as agent, and California Bank & Trust and Sanwa Bank California

                  10.13 Amendment No. 3 to Credit Agreement, dated February 22, 2000, between the Company and First Union National Bank, as agent, and California Bank & Trust and Sanwa Bank California

                  21       Subsidiaries of the Company

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K Filed in Last Quarter

                  None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2000.

                                          AEROCENTURY CORP.


                                          By:    /s/ Neal D. Crispin
                                                 -------------------------------
                                                 Neal D. Crispin
                                          Title: President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2000.

         Signature                                     Title


     /s/ Neal D. Crispin                 Director, President and Chairman of the
     -------------------------------     Board of Directors of the Registrant
     Neal D. Crispin                    (Principal Executive Officer)



     /s/ Toni M. Perazzo                 Director, Vice President - Finance and
     -------------------------------     Secretary of the Registrant (Principal
     Toni M. Perazzo                     Financial and Accounting Officer)


     /s/ Marc J. Anderson                Director, Chief Operating Officer,
     -------------------------------     Senior Vice President
     Marc J. Anderson


     /s/  Maurice J. Averay                   Director
     --------------------------------
     Maurice J. Averay


     /s/ Thomas W. Orr                        Director
     --------------------------------
     Thomas W. Orr


     /s/ Evan M. Wallach                      Director
     --------------------------------
     Evan M. Wallach