Form 10-Q
period 2000-03-31
AEROCENTURY CORP
filed 2000-05-10
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

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

As of May 10, 2000 the Issuer has 1,606,557 Shares of Common Stock outstanding, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes        No __X__

Part I.       Financial Information

Item 1.       Financial Statements


                                AeroCentury Corp.
                           Consolidated Balance Sheet


                                     ASSETS

                                                                                      March 31,
                                                                                        2000

Assets:
     Cash and cash equivalents                                                    $     1,960,080
     Deposits                                                                           5,867,950
     Accounts receivable                                                                  475,000
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $18,052,680                                 55,212,890
     Prepaid expenses and other                                                           331,540
                                                                                  ---------------

Total assets                                                                      $    63,847,460
                                                                                  ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       495,460
     Notes payable and accrued interest                                                36,762,580
     Maintenance reserves and accrued costs                                             4,947,810
     Security deposits                                                                  1,785,140
     Prepaid rent                                                                         300,000
     Deferred taxes                                                                     3,607,290
                                                                                  ---------------

Total liabilities                                                                      47,898,280

Shareholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued                                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  2,630,440
                                                                                  ---------------
                                                                                       16,453,250
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------
Total shareholders' equity                                                             15,949,180
                                                                                  ---------------

Total liabilities and shareholders' equity                                        $    63,847,460
                                                                                  ===============



The accompanying notes are an integral part of this statement.


                                AeroCentury Corp.
                      Consolidated Statements of Operations




                                                                  For the Three Months Ended March 31,
                                                                     2000                       1999

Revenues:

     Rent income                                              $     2,604,050             $      1,395,330
     Other income                                                      74,160                       25,190
                                                              ---------------             ----------------

                                                                    2,678,210                    1,420,520
                                                              ---------------             ----------------
Expenses:

     Management fees                                                  415,700                      241,290
     Depreciation                                                     641,060                      306,970
     Interest                                                         745,080                      209,430
     Professional fees and general and administrative                 154,400                      116,040
                                                              ---------------             ----------------

                                                                    1,956,240                      873,730
                                                              ---------------             ----------------

Income before taxes                                                   721,970                      546,790

Tax provision                                                         264,120                      206,470
                                                              ---------------             ----------------

Net income                                                    $       457,850             $        340,320
                                                              ===============             ================

Weighted average common
   shares outstanding                                               1,543,257                    1,592,811
                                                              ===============             ================

Basic earnings per share                                      $          0.30             $           0.21
                                                              ===============             ================



The accompanying notes are an integral part of this statement.


                                AeroCentury Corp.
                      Consolidated Statements of Cash Flows

                                                                        For the Three Months Ended March 31,

                                                                             2000                  1999

Net cash provided by operating activities                            $     1,050,610           $       862,360

Investing activities:
   Purchase of aircraft and aircraft engines                                       -               (7,600,000)
                                                                     ---------------           ---------------
Net cash used by investing activities                                              -               (7,600,000)

Financing activities:
   Issuance of notes payable                                                       -                 6,400,000
   Repayment of notes payable                                              (342,260)
   Purchase of treasury stock                                                      -                  (83,030)
                                                                     ---------------           ---------------
Net cash used/provided by financing activities                             (342,260)                 6,316,970

Net increase/(decrease) in cash and cash equivalents                         708,350                 (420,670)

Cash and cash equivalents, beginning of period                             1,251,730                 1,852,010
                                                                     ---------------           ---------------

Cash and cash equivalents, end of period                             $     1,960,080           $     1,431,340
                                                                     ===============           ===============



The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

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

         During November 1999, AeroCentury Corp. formed a wholly-owned subsidiary, AeroCentury Investments LLC ("AeroCentury LLC"), for the purpose of acquiring two aircraft using a combination of cash and bank financing separate from AeroCentury Corp.'s credit facility. Financial information for AeroCentury and AeroCentury LLC (collectively, the "Company") is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation.

         The accompanying balance sheet at March 31, 2000 and statements of operations and cash flows for the three months ended March 31, 2000 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of such period are not necessarily indicative of results of operations for a full year.

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

         On October 23, 1998, the Company's Board of Directors adopted a stock repurchase plan, granting management the authority to purchase up to 100,000 shares of the Company's common stock, in privately negotiated transactions or on the market, at such price and on such terms and conditions deemed satisfactory to management. During the quarters ended March 31, 2000 and 1999, the Company purchased 0 shares and 8,600 shares, respectively. Since adoption of the plan, the Company has purchased 63,300 shares.

         As discussed above, AeroCentury is the sole member of AeroCentury Investments LLC.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

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

         At March 31, 2000,  the Company held security  deposits of  $1,785,140,
refundable   maintenance  reserves  received  from  lessees  of  $3,092,130  and non-refundable maintenance reserves of $990,680.

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

(f)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At March 31, 2000, the Company had accrued costs of approximately $609,000 related to one of its aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

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

(j)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the quarters ended March 31, 2000 and 1999.

2.       Aircraft and Aircraft Engines On Operating Leases

         At March 31, 2000, the Company owned four deHavilland DHC-7, three deHavilland DHC-6, two Fairchild Metro III, three Shorts SD 3-60, six Fokker 50 aircraft, two Saab 340A aircraft and 26 turboprop engines, one of which is held in inventory as a spare and is not subject to a lease or to depreciation. The Company did not acquire any aircraft during the first quarter of 2000.

         The lease for one of the Company's DHC-7 aircraft, serial number 72 ("S/N 72") expired in April 1999. The Company has been seeking re-lease opportunities for S/N 72 and is discussing lease terms with interested parties.

         On February 24, 2000, the lessee of one of the Company's 30-seat aircraft filed for reorganization. The lessee is continuing to operate, and, under the reorganization plan, the lessee has agreed to continue leasing the Company's aircraft on a month to month basis at the same rent. The lessee has also agreed to begin paying monthly maintenance reserves based on the hours flown. The Company is in the process of identifying any unfunded maintenance reserves related to the pre-reorganization period for which it will submit an unsecured claim to the reorganization administrator.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

3.       Notes Payable and Accrued Interest

         On June 30, 1998 the Company obtained a $15 million revolving credit facility to acquire regional aircraft and engines under lease. The facility, which expires on June 30, 2000 and which may be renewed annually thereafter, bears interest, payable monthly, at either prime or LIBOR plus 200 basis points, at the Company's option. The Company signed agreements increasing its facility to $22.5 million, to $30 million, then to $35 million on April 1, 1999, July 16, 1999 and February 22, 2000, respectively. The Company's aircraft and aircraft engines serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of March 31, 2000, the Company was in compliance with all such covenants. As of March 31, 2000, $27,790,000 was outstanding under the credit facility, and interest of $175,850 was accrued, using a combination of prime and LIBOR rates.

         The Company has been informed that the agent for the credit facility, First Union National Bank (the "Agent Bank"), will not be continuing as agent and, therefore, the credit facility will not be renewed when it expires on June 30, 2000. Although the Company has always been and continues to be in compliance with all covenants under its credit facility, the Agent Bank has decided that the Company's long-term profile is not consistent with the Agent Bank's revised business focus. The Company has signed a commitment letter with a new agent ("New Agent Bank") for a new three year revolving line of credit totaling $50 million. The New Agent Bank will serve as the lead arranger and the agent under the proposed facility. There are several conditions that must be satisfied before the facility can be closed, including negotiation of the credit facility documents, completion of standard due diligence procedures and securing additional lender participants.

         As discussed in Note 1, during November 1999, the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consisted of a note in the amount of $9,061,000, due February 15, 2002, which bears fixed interest at 8.04%. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at March 31, 2000 was $8,738,180 and interest of $58,550 was accrued.

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                             For the Three Months Ended March 31,
                                                                                    2000                1999
         Current tax provision:
              Federal                                                        $         17,810    $       122,020
              State                                                                     3,020             33,470
              Foreign                                                                  39,580                  -
                                                                             ---------------     ---------------

              Current tax provision                                                    60,410            155,490
                                                                             ----------------    ---------------

         Deferred tax provision:
              Federal                                                                191,860              41,850
              State                                                                    11,850              9,130
                                                                             ----------------    ---------------

              Deferred tax provision                                                  203,710             50,980
                                                                             ----------------    ---------------

         Total provision for income taxes                                    $        264,120    $       206,470
                                                                             ================    ===============


                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

4.       Income Taxes (continued)

         Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                             For the Three Months Ended March 31,
                                                                                    2000                1999
         Income tax expense at
               statutory federal income tax rate                             $        252,890    $       185,910
         State taxes net of federal benefit                                               930             31,900

         Tax rate differences                                                          10,300           (11,340)
                                                                             ----------------    ---------------

         Total income tax expense                                            $        264,120    $       206,470
                                                                             ================    ===============

         Tax rate differences result from changes in the Company's effective state tax rates.

         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of March 31, 2000 are as follows:

         Deferred tax assets:
              Amortization of organizational costs                           $        42,420
              Maintenance reserves                                                   414,290
              Prepaid rent                                                           104,790
              Deferred maintenance                                                    84,300
                                                                             ----------------
                  Net deferred tax assets                                            645,800
         Deferred tax liabilities:
              Depreciation on aircraft and engines                                (3,919,640)
              Other                                                                 (333,450)

                  Net deferred tax liabilities                               $    (3,607,290)
                                                                             ================

         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

5.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JMC. Under this agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any acquisition fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. During the first three months of 2000 and 1999, the Company recognized as expense $415,700 and $221,920, respectively, of management fees payable to JMC. In connection with the purchases of aircraft during the first three months of 1999, the Company paid JMC a total of $244,500 in acquisition fees, which are included in the capitalized cost of the aircraft. Because the Company did not acquire any aircraft during the first three months of 2000, no such fees were paid to JMC. No remarketing fees were paid to JMC during 2000 or 1999.

         Certain employees of JMC participate in an employee stock incentive plan which grants options to purchase shares of the Company held by JHC. As of March 31, 2000, 2,833 such options had been exercised.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

6.       Subsequent Event

         As discussed in Note 3, the Company has signed a commitment letter with a new agent bank for a new three year revolving line of credit totaling $50 million.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding: the Company's obtaining a replacement credit facility from New Agent Bank; the adequacy of the Company's cash flow to meet interest rate increases under its credit line; the potential release of S/N 72; the adequacy of the Company's cash flow to meet ongoing operational needs, even if S/N 72 remains off-lease for an extended period of time; the adequacy of the Company's cash flow to meet ongoing operational needs, if the U.K lessee of the 30-seater aircraft pays a reduced rent or returns the aircraft; the anticipated completion of the credit facility with New Agent Bank by June 30, 2000; the Company's intended repayment of its credit facility with proceeds of subsequent term debt or equity financings; the stability of the aircraft industry; the supply of suitable transaction opportunities for the Company; the use of proper asset and lessee selection to reduce the impact of industry downturns; JMC's competitiveness due to its experience and operational efficiency in financing transaction types desired by regional air carriers; the Company's ability to obtain third party guaranties, letters of credit or other enhancement from future lessees contained in this "Item 2 -- Management's Discussion and Analysis or Plan of Operation" section are forward-looking statements. While the Company believes that such statements are accurate, they are dependent upon the Company's ability to satisfy the conditions to closing of the replacement credit facility, general economic conditions, particularly those that affect the demand for regional aircraft and engines, including competition for regional and other aircraft, and future trends and results cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results."

Results of Operations

The Company had revenues of $2,678,210 and $1,420,520 and net income of $457,850 and $340,320 for the three months ended March 31, 2000 and 1999, respectively.

Rent income was approximately $1,209,000 higher for the three month period in 2000 versus 1999 due to the purchases of additional on-lease aircraft during 1999, which increases are only partially offset by the off-lease status of S/N 72 beginning in April 1999.

Management fees were approximately $174,000 higher in the three month period of 2000 versus 1999 because of the aircraft acquisitions noted above. Such acquisitions had a similar effect on depreciation, which was approximately $334,000 higher in 2000 versus 1999, and interest expense, which was approximately $536,000 higher in 2000 than in 1999.

Liquidity and Capital Resources

The Company is currently financing its asset growth through borrowings secured by its lease portfolio and excess cash flow. The Company has a $35 million credit facility which expires on June 30, 2000. The facility bears interest at either prime or LIBOR plus 200 basis points, at the Company's option. As of March 31, 2000, $27,790,000 was outstanding under the credit facility and interest of $175,850 was accrued, using a combination of prime and LIBOR rates. The Company has signed a commitment letter with a new agent ("New Agent Bank") for a new three year revolving line of credit totaling $50 million. The New Agent Bank will serve as the lead arranger and the agent under the proposed facility. There are several conditions that must be satisfied before the facility can be closed, including negotiation of the credit facility documents, completion of standard due diligence procedures and securing additional lender participants.

The prime rate was stable from November 1998 through June 1999 and increased by 25 basis points in each of July, August and November 1999 and February 2000. The majority of the Company's borrowings are financed using one-month or six-month LIBOR rates, both of which have increased modestly since the Company began financing pursuant to such rates during June 1999. The proposed new facility will also have LIBOR and prime rate interest options. The Company believes it has adequate cash flow to meet increases in the interest rates applicable to its credit line obligations. Any increase in such interest rates is likely to be the result of increased prevailing interest rates. Increased prevailing interest rates generally result in higher lease rates as well, and so an increase in credit line payments may be offset at least partially by higher revenues on new leases and renewals of leases. The Company has evaluated whether it is advisable to enter into an interest rate hedge transaction, which would act to lock in current interest rates on its credit line obligations. The Company has determined that such a transaction is not advisable at this time. In making its decision, the Company analyzed interest rate trends, the ongoing costs of maintaining the hedge and the magnitude of the impact of any interest rate swing.

During November 1999, the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consists of a note in the amount of $9,061,000, due February 15, 2002, which bears fixed interest at 8.04%. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date.

The Company's sole source of revenue is lease rentals collected from lessees of its aircraft assets. It is the Company's policy to monitor each lessee's needs in periods before leases are due to expire. If it appears that a lessee will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. This procedure helps the Company reduce any potential that an asset will be "off-lease" for a significant time. The lease for the Company's deHavilland Dash-7, serial number 72 ("S/N 72"), expired in April 1999. The Company has been seeking re-lease opportunities for S/N 72 since the lessee provided notice that it would not renew the lease, and the Company is discussing lease terms with interested parties. The Company's other aircraft are subject to leases with varying expiration dates between April 30, 2000 and November 23, 2003. Given the varying lease terms and expiration dates for the aircraft in the Company's portfolio, management believes that the Company will have adequate cash flow to meet any on-going operational needs, even if S/N 72 remains off-lease for an extended period of time.

The Company has received notice that one of its lessees, which has leased one 30-seat aircraft, has filed for reorganization in the United Kingdom courts under the U.K.'s "administration" statutes. The lessee is continuing to operate, and, under the reorganization plan, the lessee has agreed to continue leasing the Company's aircraft on a month to month basis at the same rent. The lessee has also agreed to begin paying monthly maintenance reserves based on the hours flown. The Company is in the process of identifying any unfunded maintenance reserves related to the pre-reorganization period for which it will submit an unsecured claim to the reorganization administrator. If the aircraft is returned at some point in the future, or the Company and the administrator for the lessee agree to a reduced rental, the Company's revenues could be adversely affected. In any event, the Company believes that it will have adequate cash flow to meet any ongoing operational needs notwithstanding any rental reduction or off-lease period if the aircraft is returned.

The Company's cash flow from operations for the three months ended March 31, 2000 versus the same period in 1999 increased by approximately $188,000. The increase from year to year was partially due to the Company's acquisition of several aircraft during 1999 which resulted in increased net income and higher depreciation expense in 2000. The change in cash flow from operations from year to year also included the positive effect of the change in deposits, prepaid expenses and other assets, and deferred taxes, which changes were only partially offset by the change in accounts payable and accrued expenses, security deposits, and maintenance deposits and accrued costs during 2000 versus 1999.

Specifically, the Company's cash flow from operations for the three months ended March 31, 2000 consisted of net income of $457,850 and adjustments consisting primarily of depreciation of $641,060, increases in accounts receivable and deposits of $167,240 and $448,790, respectively, decreases in accounts payable and prepaid expenses of $411,510 and $27,590, respectively, a net increase in deferred taxes of $379,420 and an increase of $558,110 in maintenance reserves collected from lessees.

The Company's cash flow from operations for the three months ended March 31, 1999 consisted of net income of $340,320 and adjustments consisting primarily of depreciation of $306,970, increases in accounts receivable, prepaid expenses and deposits of $150,000, $27,170 and $1,156,560, respectively, and increases in accounts payable of $376,740, accrued interest of $45,640, prepaid rent of $21,990, a net increase in deferred taxes of $42,130, and increases of $220,500 and $841,800, respectively, in security deposits in maintenance reserves collected from lessees.

The decrease in cash flow used by investing activities of $7,600,000 from year to year was a result of the Company not making any acquisitions during the first quarter of 2000. The decrease in cash flow provided by financing activities of approximately $6,659,000 from year to year was the result of principal repayments on the Company's indebtedness, with no additional borrowings under the Company's credit facility.

Factors that May Affect Future Results

Replacement of Credit Facility. The revolving credit facility has an initial term of two years expiring in June 2000, and is renewable at the sole discretion of First Union National Bank (the "Agent Bank") and its participants, if any. While the other two participating banks indicated their willingness to renew the credit facility, the Agent Bank has informed the Company that it will not be continuing as agent and, therefore, the credit facility will not be renewed on June 30, 2000. The Company has always been and continues to be in compliance with all covenants under its credit facility, but the Agent Bank has decided that the Company's financing needs are not consistent with the Agent Bank's revised business focus. The Company has signed a commitment letter with a new agent bank for a new three year revolving line of credit totaling $50 million. The New Agent Bank will serve as the lead arranger and the agent under the proposed facility. There are several conditions that must be satisfied before the facility can be closed, including negotiation of the credit facility documents, completion of standard due diligence procedures and securing additional lender participants. Although the Company anticipates that the new credit facility will be completed before June 30, 2000, replacing the First Union credit facility, if this does not occur, then all indebtedness under the First Union credit facility will become due and payable on June 30, 2000. There is no assurance that the Company will have adequate replacement financing in place in order to meet such repayment obligations. If the Company is unable to find replacement financing, the Company may have to liquidate a significant portion of its assets in order to repay the credit facility.

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

Expansion of Credit Facility. The Company has used nearly all of its revolving credit facility to acquire additional assets for the purpose of generating income for the Company. The Company is seeking a new credit facility for a larger amount than its existing credit facility. If an increased amount is not achieved under a new credit facility, the Company will need to refinance a portion of its credit facility indebtedness before it can draw on the facility to fund asset acquisitions.

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

Reliance on JMC. All management of the Company is performed by JMC under a Management Agreement which is in its fourth year of a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Board of Directors, however, has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. In addition, while JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, certain officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices with the Company.

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

Competition. The aircraft leasing industry is highly competitive. The Company competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources and more experience than the Company. The Company, however, believes that it is competitive because of JMC's experience and operational efficiency in financing the transaction types desired by regional air carriers. This market segment, which is characterized by transaction sizes of less than $10 million and lessee credits that are strong, but generally unrated and more speculative than the major air carriers, is not well served by the Company's larger competitors in the aircraft industry. JMC has developed a reputation as a global participant in this segment of the market, and the Company believes this will benefit the Company. There is no assurance that the lack of significant competition from the larger aircraft leasing companies will continue or that the reputation of JMC will continue to be strong in this market segment and benefit the Company.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2000.


                                       AEROCENTURY CORP.


                                By:    /s/ Neal D. Crispin
                                       -------------------
                                       Neal D. Crispin
                                Title: President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 10, 2000.

         Signature                     Title


/s/ Neal D. Crispin      Director, President and Chairman of the
----------------------   Board of Directors of the Registrant
Neal D. Crispin          (Principal Executive Officer)



/s/ Toni M. Perazzo      Director, Senior Vice President - Finance and Secretary
----------------------   of the Registrant (Principal Financial and Accounting
Toni M. Perazzo          Officer)



/s/ Marc J. Anderson     Director, Chief Operating Officer,
----------------------   Sr. Vice President
Marc J. Anderson