Form 10-Q
period 2000-06-30
AEROCENTURY CORP
filed 2000-08-10
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

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

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No -----

As of August 10, 2000 the Issuer has 1,606,557 Shares of Common Stock outstanding, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes _       No __X__
                                                                -----

Part I.       Financial Information

Item 1.       Financial Statements

                                AeroCentury Corp.
                           Consolidated Balance Sheet


                                     ASSETS
                                                                                      June 30,
                                                                                        2000

Assets:
     Cash and cash equivalents                                                    $     2,290,930
     Deposits                                                                           6,312,890
     Accounts receivable                                                                  432,850
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $18,693,740                                 54,622,320
     Prepaid expenses and other                                                           539,140
                                                                                  ---------------

Total assets                                                                      $    64,198,130
                                                                                  ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       505,250
     Notes payable and accrued interest                                                36,244,550
     Maintenance reserves and accrued costs                                             5,156,860
     Security deposits                                                                  1,785,140
     Prepaid rent                                                                         303,340
     Deferred taxes                                                                     3,753,130
                                                                                  ---------------

Total liabilities                                                                      47,748,270
                                                                                  ---------------

Shareholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued                                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  3,131,120
                                                                                  ---------------
                                                                                       16,953,930
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------
Total shareholders' equity                                                             16,449,860
                                                                                  ---------------

Total liabilities and shareholders' equity                                           $ 64,198,130
                                                                                  ===============



The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                      Consolidated Statements of Operations




                                          For the Six Months Ended June 30,    For the Three Months Ended June 30,

                                                2000                1999            2000                 1999
                                                ----                ----            ----                 ----

Revenues:

     Rent income                        $     5,216,600     $     2,835,270     $     2,612,560    $      1,439,940
     Other income                               183,630             148,320             109,460             123,120
                                        ---------------     ---------------     ---------------    ----------------

                                              5,400,230           2,983,590           2,722,020           1,563,060
                                        ---------------     ---------------     ---------------    ----------------
Expenses:

     Management fees                            826,720             479,700             411,020             238,400
     Depreciation                             1,282,110             648,220             641,060             341,250
     Interest                                 1,496,700             457,050             751,620             247,630
     Professional fees and
       general and administrative               314,350             252,860             159,940             136,820
                                        ---------------     ---------------     ---------------    ----------------

                                              3,919,880           1,837,830           1,963,640             964,100
                                        ---------------     ---------------     ---------------    ----------------

Income before taxes                           1,480,350           1,145,760             758,380             598,960

Tax provision                                   521,830             408,530             257,700             202,050
                                        ---------------     ---------------     ---------------    ----------------

Net income                              $       958,520     $       737,230     $       500,680    $        396,910
                                        ===============     ===============     ===============    ================

Weighted average common
   shares outstanding                         1,543,257           1,580,956           1,543,257           1,569,232
                                        ===============     ===============     ===============    ================

Basic earnings per share                $          0.62     $          0.47     $          0.32    $           0.25
                                        ===============     ===============     ===============    ================



The accompanying notes are an integral part of this statement.


                                AeroCentury Corp.
                      Consolidated Statements of Cash Flows

                                                                          For the Six Months Ended June 30,

                                                                             2000                    1999
                                                                             ----                    ----

Net cash provided by operating activities                            $     1,722,500           $     1,000,760

Investing activities:
   Purchase of aircraft and aircraft engines                                (50,480)               (7,600,000)
                                                                     ---------------           ---------------
Net cash used by investing activities                                       (50,480)               (7,600,000)

Financing activities:
   Issuance of notes payable                                                       -                 6,400,000
   Repayment of notes payable                                              (632,820)                         -
   Purchase of treasury stock                                                      -                 (340,030)
                                                                     ---------------           ---------------
Net cash (used)/provided by financing activities                           (632,820)                 6,059,970

Net increase/(decrease) in cash and cash equivalents                       1,039,200                 (539,270)

Cash and cash equivalents, beginning of period                             1,251,730                 1,852,010
                                                                     ---------------           ---------------

Cash and cash equivalents, end of period                             $     2,290,930           $     1,312,740
                                                                     ===============           ===============



The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000

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

         The accompanying balance sheet at June 30, 2000 and statements of operations and cash flows for the three months and six months ended June 30, 2000 and 1999 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of such period are not necessarily indicative of results of operations for a full year.

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

         On October 23, 1998, the Company's Board of Directors adopted a stock repurchase plan, granting management the authority to purchase up to 100,000 shares of the Company's common stock, in privately negotiated transactions or on the market, at such price and on such terms and conditions deemed satisfactory to management. During the six months ended June 30, 2000 and 1999, the Company purchased 0 shares and 42,200 shares, respectively. Since adoption of the plan, the Company has purchased 63,300 shares.

         As discussed above, AeroCentury is the sole member of AeroCentury Investments LLC.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000

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

         At June 30, 2000,  the Company held  security  deposits of  $1,785,140,
refundable   maintenance  reserves  received  from  lessees  of  $3,291,850  and non-refundable maintenance reserves of $1,235,900.

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

(f)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At June 30, 2000, the Company had accrued costs of approximately $314,000 related to one of its aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000

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

(j)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the three months and six months ended June 30, 2000 and 1999.

2.       Aircraft and Aircraft Engines On Operating Leases

         At June 30, 2000, the Company owned four deHavilland DHC-7, three deHavilland DHC-6, two Fairchild Metro III, three Shorts SD 3-60, six Fokker 50 aircraft, two Saab 340A aircraft and 26 turboprop engines, one of which is held in inventory as a spare and is not subject to a lease or to depreciation. The Company did not acquire any aircraft during the first six months of 2000.

         The lease for one of the Company's DHC-7 aircraft, serial number 72 ("S/N 72") expired in April 1999. The Company has been seeking re-lease opportunities for S/N 72 and is discussing lease terms with interested parties.

         On February 24, 2000, the lessee of one of the Company's 30-seat aircraft filed for reorganization. The lessee is continuing to operate, and, under the reorganization plan, the lessee has agreed to continue leasing the Company's aircraft on a month to month basis at the same rent. The lessee has also begun paying monthly maintenance reserves based on the hours flown. The Company is in the process of identifying any unfunded maintenance requirements related to the pre-reorganization period for which it will submit an unsecured claim to the reorganization administrator.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000

3.       Notes Payable and Accrued Interest

         The Company's $35 million credit facility, which expired on June 30, 2000, bore interest, payable monthly, at either prime or LIBOR plus 200 basis points, at the Company's option. The Company's aircraft and aircraft engines served as collateral under the facility and, in accordance with the credit agreement, the Company was required to maintain compliance with certain financial covenants. The Company was in compliance with all such covenants through June 28, 2000, when all outstanding principal and accrued interest was paid.

         On June 28, 2000, the Company signed an agreement with a new agent for a revolving line of credit totaling $50 million. The new facility, which expires on June 28, 2003, bears interest, at the Company's option, at either (i) prime or (ii) LIBOR plus a margin ranging from 200 to 250 basis points, depending on certain financial ratios. The Company's assets serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of June 30, 2000, the Company was in compliance with all such covenants. As of June 30, 2000, $27,790,000 was outstanding under the credit facility, and interest of $6,920 was accrued, using a combination of prime and LIBOR rates.

         As discussed in Note 1, during November 1999, the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consisted of a note in the amount of $9,061,000, due February 15, 2002, which bears fixed interest at 8.04%. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at June 30, 2000 was $8,447,620.

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                               For the Six Months Ended June 30,
                                                                                    2000                1999
                                                                                    ----                ----
         Current tax provision:
              Federal                                                        $         81,820    $       346,980
              State                                                                    11,290             16,780
              Foreign                                                                  79,160                  -
                                                                             ---------------     ---------------

              Current tax provision                                                   172,270            363,760
                                                                             ----------------    ---------------

         Deferred tax provision:
              Federal                                                                 342,140             38,200
              State                                                                     7,420              6,570
                                                                             ----------------    ---------------

              Deferred tax provision                                                  349,560             44,770
                                                                             ----------------    ---------------

         Total provision for income taxes                                    $        521,830    $       408,530
                                                                             ================    ===============


                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000

4.       Income Taxes (continued)

         Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                               For the Six Months Ended June 30,

                                                                                    2000                1999
                                                                                    ----                ----
         Income tax expense at
               statutory federal income tax rate                             $        503,320    $       389,560
         State taxes net of federal benefit                                            13,780             18,970
         Tax rate differences                                                           4,730                  -
                                                                             ----------------    ---------------

         Total income tax expense                                            $        521,830    $       408,530
                                                                             ================    ===============

         Tax rate differences result from changes in the Company's effective state tax rates.

         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of June 30, 2000 are as follows:

         Deferred tax assets:
              Amortization of organizational costs                           $        38,560
              Maintenance reserves                                                   505,140
              Prepaid rent                                                           105,960
              Deferred maintenance                                                    84,300
                                                                             ---------------
                  Net deferred tax assets                                            733,960
         Deferred tax liabilities:
              Depreciation on aircraft and engines                                (4,162,190)
              Other                                                                 (324,900)
                                                                             ----------------

                  Net deferred tax liabilities                               $    (3,753,130)
                                                                             ================

         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

5.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JMC. Under this agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any acquisition fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. During the first six months of 2000 and 1999, the Company recognized as expense $826,720 and $479,700, respectively, of management fees payable to JMC. In connection with the purchases of aircraft during the first six months of 1999, the Company paid JMC a total of $244,500 in acquisition fees, which are included in the capitalized cost of the aircraft. Because the Company did not acquire any aircraft during the first six months of 2000, no such fees were paid to JMC. No remarketing fees were paid to JMC during 2000 or 1999.

         Certain employees of JMC participate in an employee stock incentive plan which grants options to purchase shares of the Company held by JHC. As of June 30, 2000, 8,833 such options had been exercised.

         Item 2.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding: the adequacy of the Company's cash flow to meet interest rate increases under its credit line; the potential release of S/N 72; the adequacy of the Company's cash flow to meet ongoing operational needs, even if S/N 72 remains off-lease for an extended period of time; the adequacy of the Company's cash flow to meet ongoing operational needs, if the U.K lessee of the 30-seater aircraft pays a reduced rent or returns the aircraft or fails to pay all of its maintenance-related obligations; the stability of the aircraft industry; the supply of suitable transaction opportunities for the Company; the use of proper asset and lessee selection to reduce the impact of industry downturns; the attractiveness of overseas markets; JMC's competitiveness due to its experience and operational efficiency in financing transaction types desired by regional air carriers; the Company's ability to obtain third party guaranties, letters of credit or other enhancement from future lessees contained in this "Item 2 -- Management's Discussion and Analysis or Plan of Operation" section are forward-looking statements. While the Company believes that such statements are accurate, they are dependent upon the Company's ability to satisfy the conditions to closing of the replacement credit facility, general economic conditions, particularly those that affect the demand for regional aircraft and engines, including competition for regional and other aircraft, and future trends and results cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Factors that could cause or contribute to such differences include those discussed below in the section entitled "Factors that May Affect Future Results."

Results of Operations

The Company had revenues of $5,400,230 and $2,983,590 and net income of $958,520 and $737,230 for the six months ended June 30, 2000 and 1999, respectively, and revenues of $2,722,020 and $1,563,060 and net income of $500,680 and $396,910 for the quarters ended June 30, 2000 and 1999, respectively.

Rent income was approximately $2,382,000 and $1,173,000 higher, respectively, for the six month and three month periods in 2000 versus 1999 due to the purchases of additional on-lease aircraft during 1999, which increases were only partially offset by the off-lease status of S/N 72 beginning in April 1999.

Management fees were approximately $347,000 and $173,000 higher, respectively, in the six month and three month periods of 2000 versus 1999 because of the aircraft acquisitions noted above. Such acquisitions had a similar effect on depreciation, which was approximately $634,000 and $300,000 higher, respectively, in the six month and three months periods in 2000 versus 1999, and interest expense, which was approximately $1,040,000 and $504,000 higher in the same periods in 2000 than in 1999.

Liquidity and Capital Resources

The Company is currently financing its asset growth through borrowings secured by its assets and excess cash flow. As discussed in Note 3, the Company replaced its $35 million credit facility with a new $50 million facility during June 2000. The new facility, which expires on June 28, 2003, bears interest, at the Company's option, at either (i) prime or (ii) LIBOR plus a margin ranging from 200 to 250 basis points, depending on certain financial ratios. As of June 30, 2000, $27,790,000 was outstanding under the credit facility and interest of $6,920 was accrued, using a combination of prime and LIBOR rates.

The prime rate was stable from November 1998 through June 1999 and increased by 25 basis points in each of July, August and November 1999 and February, March and May 2000. The majority of the Company's borrowings are financed using one-month or six-month LIBOR rates, both of which have increased since the Company began financing pursuant to such rates during June 1999. The Company believes it has adequate cash flow to meet increases in the interest rates applicable to its credit line obligations. Any increase in such interest rates is likely to be the result of increased prevailing interest rates. Increased prevailing interest rates generally result in higher lease rates as well, and so an increase in credit line payments may be offset at least partially by higher revenues on new leases and renewals of leases. The Company has evaluated whether it is advisable to enter into an interest rate hedge transaction, which would act to lock in current interest rates on its credit line obligations. The Company has determined that such a transaction is not advisable at this time. In making its decision, the Company analyzed interest rate trends, the ongoing costs of maintaining the hedge and the magnitude of the impact of any interest rate swing.

During November 1999, the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consists of a note in the amount of $9,061,000, due February 15, 2002, which bears fixed interest at 8.04%. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date.

The Company's sole source of revenue is lease rentals collected from lessees of its aircraft assets. It is the Company's policy to monitor each lessee's needs in periods before leases are due to expire. If it appears that a lessee will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. This procedure helps the Company reduce any potential that an asset will be "off-lease" for a significant time. The lease for the Company's deHavilland Dash-7, serial number 72 ("S/N 72"), expired in April 1999. The Company has been seeking re-lease opportunities for S/N 72 since the lessee provided notice that it would not renew the lease, and the Company is discussing lease terms with interested parties. The Company's other aircraft are subject to leases with varying expiration dates between August 31, 2000 and November 23, 2003. Given the varying lease terms and expiration dates for the aircraft in the Company's portfolio, management believes that the Company will have adequate cash flow to meet any on-going operational needs, even if S/N 72 remains off-lease for an extended period of time.

The Company has received notice that one of its lessees, which has leased one 30-seat aircraft, has filed for reorganization in the United Kingdom courts under the U.K.'s "administration" statutes. The lessee is continuing to operate, and, under the reorganization plan, the lessee has agreed to continue leasing the Company's aircraft on a month to month basis at the same rent. The lessee has also begun paying monthly maintenance reserves based on the hours flown. The Company is in the process of identifying any unfunded maintenance requirements related to the pre-reorganization period for which it will submit an unsecured claim to the reorganization administrator. If the aircraft is returned at some point in the future, or the Company and the administrator for the lessee agree to a reduced rental, or if any maintenance-related unsecured claim is not fully discharged by the reorganization administrator, the Company's financial results could be adversely affected. In any event, the Company believes that it will have adequate cash flow to meet any ongoing operational needs notwithstanding any of the above.

The Company's cash flow from operations for the six months ended June 30, 2000 versus the same period in 1999 increased by approximately $722,000. The increase from year to year was partially due to the Company's acquisition of several aircraft during 1999 which resulted in increased net income in 2000. The change in cash flow from operations from year to year also included the positive effect of the change in deposits, accounts receivable, prepaid expenses and other assets, and deferred taxes, which changes were only partially offset by the change in accounts payable and accrued expenses, accrued interest on notes payable, security deposits, and maintenance deposits and accrued costs during 2000 versus 1999.

Specifically, the Company's cash flow from operations for the six months ended June 30, 2000 consisted of net income of $958,520 and adjustments consisting primarily of depreciation of $1,282,110, increases in accounts receivable, deposits and prepaid expenses and other assets of $125,090, $893,730 and $180,010, respectively, decreases in accounts payable and accrued expenses and accrued interest on notes payable of $401,720 and $217,560, respectively, a net increase in deferred taxes of $525,260 and an increase of $767,160 in maintenance reserves collected from lessees.

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

The decrease in cash flow used by investing activities of $7,549,520 from year to year was because the Company did not make any acquisitions during the first six months of 2000. The decrease in cash flow provided by financing activities of approximately $6,693,000 from year to year was because the Company made principal repayments on its indebtedness during 2000, without additional borrowings.

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

In order to achieve optimal benefit from the revolving credit facility, the Company intends to repay a portion of the revolving loans from proceeds of subsequent term debt or equity financings. Such replacement financing would likely provide the Company with more favorable long-term repayment terms and also would permit the Company to make further borrowings under the revolving credit facility equal to the amount of revolving debt refinanced. There can be no assurance that the Company will be able to obtain the necessary amount of replacement term debt or equity financing on favorable terms so as to permit multiple draws on the revolving credit facility.

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

International Risks. The Company has focused recently on leases in overseas markets, which markets are currently dynamic and which the Company believes present attractive opportunities. Leases with foreign lessees, however, may present somewhat different credit risks than those with domestic lessees.

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




         Item 4.  Submission of Matters to a Vote of Security Holders.

On April 28, 2000, the Company held its annual stockholder's meeting in San Carlos, California. At that meeting, Marc J. Anderson and Thomas W. Orr were re-elected to the Board of Directors.

The vote tally was as follows:

                          FOR ELECTION          WITHHELD
Mr. Anderson               1,162,514           20,365
Mr. Orr                    1,158,296           24,583

In addition to the election of directors, the stockholders ratified the selection of Arthur Andersen LLP as auditors for the Company

The vote tally was as follows:

In Favor                   1,155,478
Against                       11,905
Abstaining                    11,496

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2000.


                                AEROCENTURY CORP.


                         By:    /s/ Neal D. Crispin
                                ---------------------
                                Neal D. Crispin
                                Title: President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 10, 2000.

         Signature                                 Title


/s/ Neal D. Crispin                 Director, President and Chairman of the
-------------------------------     Board of Directors of the Registrant
Neal D. Crispin                     (Principal Executive Officer)



/s/ Toni M. Perazzo                 Director, Senior Vice President -
-------------------------------     Finance and Secretary of the Registrant
Toni M. Perazzo                    (Principal Financial and Accounting
                                    Officer)