Form 10-Q
period 2000-09-30
AEROCENTURY CORP
filed 2000-11-13
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

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

As of November 10, 2000 the Issuer has 1,606,557 Shares of Common Stock outstanding, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes _       No __X__
                                                                -----       -

Part I.       Financial Information

Item 1.       Financial Statements

                                AeroCentury Corp.
                           Consolidated Balance Sheet


                                     ASSETS

                                                                                    September 30,
                                                                                        2000

Assets:
     Cash and cash equivalents                                                    $     2,005,750
     Deposits                                                                           7,412,700
     Accounts receivable                                                                  976,160
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $19,373,130                                 65,370,210
     Prepaid expenses and other                                                           591,580
                                                                                  ---------------

Total assets                                                                      $    76,356,400
                                                                                  ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $     1,379,790
     Notes payable and accrued interest                                                45,493,500
     Maintenance reserves and accrued costs                                             6,278,050
     Security deposits                                                                  1,870,770
     Prepaid rent                                                                         413,800
     Deferred taxes                                                                     3,982,270
                                                                                  ---------------

Total liabilities                                                                      59,418,180
                                                                                  ---------------

Shareholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued                                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  3,619,480
                                                                                  ---------------
                                                                                       17,442,290
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------
Total shareholders' equity                                                             16,938,220
                                                                                  ---------------


Total liabilities and shareholders' equity                                        $    76,356,400
                                                                                  ===============


The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                      Consolidated Statements of Operations




                                              For the Nine Months Ended           For  the Three Months Ended
                                                    September 30,                         September 30,

                                                2000                1999            2000                 1999
                                                ----                ----            ----                 ----

Revenues:

     Rent income                        $     8,065,660     $     4,709,870     $     2,849,060    $      1,874,600
     Other income                               304,220             194,810             120,600              46,490
                                        ---------------     ---------------     ---------------    ----------------

                                              8,369,880           4,904,680           2,969,660           1,921,090
                                        ---------------     ---------------     ---------------    ----------------
Expenses:

     Management fees                          1,262,650             801,820             435,930             322,120
     Depreciation                             1,961,510           1,113,770             679,400             465,550
     Interest                                 2,388,840             893,890             892,150             436,840
     Maintenance                                110,000                   -             110,000                   -
     Professional fees and
       general and administrative               426,980             397,610             112,630             144,750
                                        ---------------     ---------------     ---------------    ----------------

                                              6,149,980           3,207,090           2,230,110           1,369,260
                                        ---------------     ---------------     ---------------    ----------------

Income before taxes                           2,219,900           1,697,590             739,550             551,830

Tax provision                                   773,020             596,680             251,190             188,150
                                        ---------------     ---------------     ---------------    ----------------

Net income                              $     1,446,880     $     1,100,910     $       488,360    $        363.680
                                        ===============     ===============     ===============    ================

Weighted average common
   shares outstanding                         1,543,257           1,570,444           1,543,257           1,549,761
                                        ===============     ===============     ===============    ================

Basic earnings per share                $          0.94     $          0.70     $          0.32    $           0.23
                                        ===============     ===============     ===============    ================



The accompanying notes are an integral part of this statement.


                                AeroCentury Corp.
                      Consolidated Statements of Cash Flows

                                                                       For the Nine Months Ended September 30,
                                                                             2000                    1999
                                                                             ----                    ----

Net cash provided by operating activities                            $     3,666,180           $     2,498,170

Investing activities:
   Purchase of aircraft and aircraft engines                            (11,477,780)              (23,562,000)
                                                                     ---------------           ---------------
Net cash used by investing activities                                   (11,477,780)              (23,562,000)

Financing activities:
   Issuance of notes payable                                               9,885,000                21,590,000
   Repayment of notes payable                                            (1,319,380)                         -
   Purchase of treasury stock                                                      -                 (425,880)
                                                                     ---------------           ---------------
Net cash provided by financing activities                                  8,565,620                21,164,120

Net increase in cash and cash equivalents                                    754,020                   100,290

Cash and cash equivalents, beginning of period                             1,251,730                 1,852,010
                                                                     ---------------           ---------------

Cash and cash equivalents, end of period                             $     2,005,750           $     1,952,300
                                                                     ===============           ===============




The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2000

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

         During November 1999 and August 2000, AeroCentury Corp. formed two wholly-owned subsidiaries, AeroCentury Investments LLC ("AeroCentury LLC") and AeroCentury Investments II LLC ("AeroCentury II LLC"), respectively, for the purpose of acquiring aircraft using a combination of cash and bank financing separate from AeroCentury Corp.'s credit facility. Financial information for
AeroCentury, AeroCentury LLC and AeroCentury II LLC (collectively, the "Company") is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation.

         The accompanying balance sheet at September 30, 2000 and statements of operations and cash flows for the three months and nine months ended September 30, 2000 and 1999 reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of the Company, necessary for a fair presentation of the financial results. The results of such period are not necessarily indicative of results of operations for a full year.

(b)      Organization and Capitalization

         At December 31, 1997, all of the Company's outstanding stock was owned by JetFleet Holding Corp. ("JHC"), a California corporation. On January 1, 1998, 1,456,557 additional common shares were issued as a result of the Consolidation.

         JetFleet Management Corp. ("JMC"), a wholly owned subsidiary of JHC, is an integrated aircraft management, marketing and financing business. Prior to the Consolidation, JMC managed the aircraft assets of the Partnerships on behalf of their general and limited partners. JMC also manages the aircraft assets of JetFleet III and AeroCentury IV, Inc., California corporations that are affiliates of JMC.

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

         On October 23, 1998, the Company's Board of Directors adopted a stock repurchase plan, granting management the authority to purchase up to 100,000 shares of the Company's common stock, in privately negotiated transactions or on the market, at such price and on such terms and conditions deemed satisfactory to management. During the nine months ended September 30, 2000 and 1999, the Company purchased no shares and 54,100 shares, respectively. Since adoption of the plan, the Company has purchased 63,300 shares.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2000

1.       Organization and Summary of Significant Accounting Policies (continued)

1.       Organization and Capitalization (continued)

         As discussed above, AeroCentury is the sole member and manager of AeroCentury LLC and AeroCentury II LLC.

(c)      Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Deposits represent cash balances held related to maintenance reserves and security deposits and generally are subject to withdrawal restrictions.

         At  September  30,  2000,   the  Company  held  security   deposits  of
$1,870,770, refundable maintenance reserves received from lessees of $3,244,910 and non-refundable maintenance reserves of $2,297,020.

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

(f)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2000

1.       Organization and Summary of Significant Accounting Policies (continued)

(f)      Maintenance Reserves and Accrued Costs (continued)

costs for work to be performed as a result of hours flown. At September 30, 2000, the Company had accrued costs of approximately $434,000 related to two of its aircraft.

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

(j)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the three months and nine months ended September 30, 2000 and 1999.

2.       Aircraft and Aircraft Engines On Operating Leases

         At September 30, 2000, the Company owned four deHavilland DHC-7, three deHavilland DHC-6, two Fairchild Metro III, three Shorts SD 3-60, six Fokker 50 aircraft, two Saab 340A aircraft, 26 turboprop engines, one of which is held in inventory as a spare and is not subject to a lease or to depreciation, and three deHavilland DHC-8 aircraft. The Company acquired the deHavilland DHC-8 aircraft during the third quarter of 2000.

         The lease for one of the Company's DHC-7 aircraft expired in April 1999. During September 2000, the Company entered into a new lease agreement effective upon the lessee's acceptance of the aircraft, which is anticipated to be in November 2000.

         The lease for one of the Company's Metro III aircraft was extended from August 31, 2000 until such time as the aircraft was returned pursuant to the conditions set forth in the lease which occurred in October 2000. In November 2000, the Company sold the aircraft and recognized a gain on the transaction.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2000

2.       Aircraft and Aircraft Engines On Operating Leases (continued)

         On February 24, 2000, the lessee of one of the Company's Shorts SD-360 aircraft filed for reorganization. The lessee is continuing to operate, and, under the reorganization plan, the lessee has agreed to continue leasing the Company's aircraft on a month to month basis at the same rent. The lessee has also begun paying monthly maintenance reserves based on the hours flown. During September 2000, the Company accrued $110,000 of maintenance costs in excess of reserves collected related to repairs performed. In addition, the Company is in the process of identifying any unfunded maintenance requirements related to the pre-reorganization period for which it will submit an unsecured claim to the reorganization administrator.

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

         On June 28, 2000, the Company signed an agreement with a new agent for a revolving line of credit totaling $50 million. The new facility, which expires on June 28, 2003, bears interest, at the Company's option, at either (i) prime or (ii) LIBOR plus a margin ranging from 200 to 250 basis points, depending on certain financial ratios. The Company's assets serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of September 30, 2000, the Company was in compliance with all such covenants. As of September 30, 2000, $33,685,000 was outstanding under the credit facility, and interest of $47,610 was accrued, using a combination of prime and LIBOR rates.

         As discussed in Note 1, during November 1999, the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consisted of a note in the amount of $9,061,000, due February 15, 2002, which bears fixed interest at 8.04%. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at September 30, 2000 was $8,223,630. A similar financing was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bears fixed interest at 8.36% for the acquisition of one aircraft. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at September 30, 2000 was $3,527,430 and interest of $9,830 was accrued.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2000

4.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                            For the Nine Months Ended September 30,
                                                                                    2000                1999
                                                                                    ----                ----
         Current tax provision:
              Federal                                                        $         61,050    $       435,950
              State                                                                    14,530             21,080
              Foreign                                                                 118,750                  -
                                                                             ----------------    ---------------

              Current tax provision                                                   194,330            457,030
                                                                             ----------------    ---------------

         Deferred tax provision:
              Federal                                                                 573,470            136,870
              State                                                                     5,220              2,770
                                                                             ----------------    ---------------

              Deferred tax provision                                                  578,690            139,640
                                                                             ----------------    ---------------

         Total provision for income taxes                                    $        773,020    $       596,670
                                                                             ================    ===============

         Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                            For the Nine Months Ended September 30,
                                                                                    2000                1999
                                                                                    ----                ----
         Income tax expense at
               statutory federal income tax rate                             $        754,770    $       577,330
         State taxes net of federal benefit                                            20,760             27,890
         Tax rate differences                                                          (2,510)            (8,550)
                                                                             ----------------    ---------------

         Total income tax expense                                            $        773,020    $       596,670
                                                                             ================    ===============

         Tax rate differences result from changes in the Company's effective state tax rates.

         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and  liabilities  as of September 30, 2000 are as follows:
         Deferred tax assets:
              Amortization of organizational costs                           $        34,700
              Maintenance reserves                                                   584,840
              Prepaid rent                                                           144,550
              Deferred maintenance                                                    84,300
                                                                             ---------------
                  Net deferred tax assets                                            848,390
         Deferred tax liabilities:
              Depreciation on aircraft and engines                                (4,515,080)
              Other                                                                 (315,580)
                                                                             ----------------

                  Net deferred tax liabilities                               $    (3,982,270)
                                                                             ================

         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2000

5.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JMC. Under this agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any acquisition fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. During the first nine months of 2000 and 1999, the Company recognized as expense $1,262,650 and $801,820, respectively, of management fees payable to JMC. In connection with the purchases of aircraft during the first nine months of 2000 and 1999, the Company accrued a total of $371,300 and $780,100, respectively, in acquisition fees, which are included in the capitalized cost of the aircraft. No remarketing fees were paid to JMC during 2000 or 1999.

         Certain employees of JMC participate in an employee stock incentive plan which grants options to purchase shares of the Company held by JHC. As of September 30, 2000, 8,833 such options had been exercised.

6.       Subsequent Events

         In November 2000, the lessee of three of the Company's DHC-7 aircraft purchased two of them pursuant to a purchase option contained in the leases. The Company realized a gain on the transaction and used a portion of the proceeds to pay down the Company's revolving line of credit. The lease for the third DHC-7 aircraft has been extended from September 30 to the later of December 31, 2000 or when its pre-return inspection, currently being performed, is completed and the aircraft is accepted by the Company. The Company is seeking re-lease opportunities for this aircraft.

         The lease for one of the Company's Metro III aircraft was extended from August 31, 2000 until such time as the aircraft was returned pursuant to the conditions set forth in the lease which occurred in October 2000. In November 2000, the Company sold the aircraft and recognized a gain on the transaction.

          Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions regarding: the adequacy of the Company's cash flow to meet interest rate increases under its credit line; the adequacy of the Company's cash flow to meet ongoing operational needs, notwithstanding the lease status of certain aircraft scheduled for return in the coming quarter and whether the U.K lessee of the 30-seater aircraft pays a reduced rent or returns the aircraft or fails to pay all of its maintenance-related obligations; the stability of the aircraft industry and aircraft asset values and demand; the supply of suitable transaction opportunities for the Company; the use of proper asset and lessee selection to reduce the impact of industry downturns; the attractiveness of overseas markets; JMC's competitiveness due to its experience and operational efficiency in financing transaction types desired by regional air carriers; the Company's ability to obtain third party guaranties, letters of credit or other credit enhancements from future lessees contained in this "Item 2 -- Management's Discussion and Analysis or Plan of Operation" section are forward-looking statements. While the Company believes that such statements are accurate, they are dependent upon general economic conditions, particularly those that affect the demand for regional aircraft and engines, including competition for regional and other aircraft, and future trends and results which cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Factors that could cause or contribute to such differences also include those discussed below in the section entitled "Factors that May Affect Future Results."

Results of Operations

The Company had revenues of $8,369,880 and $4,904,680 and net income of $1,446,880 and $1,100,910 for the nine months ended September 30, 2000 and 1999, respectively, and revenues of $2,969,660 and $1,921,090 and net income of $488,360 and $363,680 for the quarters ended September 30, 2000 and 1999, respectively.

Rent income was approximately $3,355,790 and $974,460 higher, respectively, for the nine month and three month periods in 2000 versus 1999 due to the purchases of additional on-lease aircraft during the first nine months of 1999 and additional purchases during third quarter 2000, which increases were only partially offset by the off-lease status of one of the Company's DHC-7 aircraft beginning in April 1999.

Management fees were approximately $460,830 and $113,810 higher, respectively, in the nine month and three month periods of 2000 versus 1999 because of the aircraft acquisitions noted above. Such acquisitions had a similar effect on depreciation, which was approximately $847,740 and $213,850 higher, respectively, in the nine month and three months periods in 2000 versus 1999, and interest expense, which was approximately $1,494,950 and $455,310 higher in the same periods in 2000 than in 1999. Another contributing factor to the increase in interest expense was somewhat higher interest rates during 2000 compared to 1999. In addition, during 2000, the Company accrued approximately $110,000 of maintenance costs in excess of reserves collected related to one of its aircraft.

Liquidity and Capital Resources

The Company is currently financing its asset growth through borrowings secured by its assets and excess cash flow. As discussed in Note 3, the Company replaced its $35 million credit facility with a new $50 million facility during June 2000. The new facility, which expires on June 28, 2003, bears interest, at the Company's option, at either (i) prime or (ii) LIBOR plus a margin ranging from 200 to 250 basis points, depending on certain financial ratios. As of September 30, 2000, $33,685,000 was outstanding under the credit facility and interest of $47,610 was accrued, using a combination of prime and LIBOR rates.

The prime rate was stable from November 1998 through June 1999 and increased by 25 basis points in each of July, August and November 1999 and February, March and May 2000. The majority of the Company's borrowings are financed using one-month or six-month LIBOR rates, both of which have increased since the Company began financing pursuant to such rates during June 1999. The Company believes it has adequate cash flow to meet recent increases in the interest rates applicable to its credit line obligations. A sudden, severe and prolonged increase in such rates, however, could adversely affect the Company's short-term cash flow by increasing the Company's interest expense. Any increase in such interest rates is likely to be the result of increased prevailing interest rates. Increased prevailing interest rates generally result in higher lease rates as well, and so, an increase in credit line payments may be offset at least partially, with some time lag, by higher revenues on new leases and renewals of leases. The Company has evaluated whether it is advisable to enter into an interest rate hedge transaction, which would act to lock in current interest rates on its credit line obligations. The Company has determined that such a transaction is not advisable at this time. In making its decision, the Company analyzed interest rate trends, the likelihood of a severe increase in interest rates, the ongoing costs of maintaining the hedge and the magnitude of the impact of any interest rate swing.

During November 1999, the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consists of a note in the amount of $9,061,000, due February 15, 2002, which bears fixed interest at 8.04%. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at September 30, 2000 was $8,223,630.

A similar financing was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bears fixed interest at 8.36% for the acquisition of one aircraft. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at September 30, 2000 was $3,527,430 and interest of $9,830 was accrued.

The Company's primary source of revenue is lease rentals collected from lessees of its aircraft assets. It is the Company's policy to monitor each lessee's needs in periods before leases are due to expire. If it appears that a lessee will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. This procedure helps the Company reduce any potential that an asset will be "off-lease" for a significant time. The Company's aircraft are subject to leases with varying expiration dates between September 30, 2000 and November 23, 2003. Two of the three aircraft whose leases expired on September 30, 2000 were sold during November 2000. The lease for the third DHC-7 aircraft has been extended from September 30 to the later of December 31, 2000 or when its pre-return inspection, currently being performed, is completed and the aircraft is accepted by the Company. The Company is seeking re-lease opportunities for this aircraft. During September 2000, the lease for one of the Company's Metro III aircraft was extended from August 31, 2000 until such time as the aircraft was returned pursuant to the conditions set forth in the lease. In November 2000, the Company sold the aircraft and recognized a gain on the transaction. Given the varying lease terms and expiration dates for the aircraft in the Company's portfolio, management believes that the Company will have adequate cash flow to meet any on-going operational needs.

The Company has received notice that one of its lessees, which has leased one 30-seat aircraft, has filed for reorganization in the United Kingdom courts under the U.K.'s "administration" statutes. The lessee is continuing to operate, and, under the reorganization plan, the lessee has agreed to continue leasing the Company's aircraft on a month to month basis at the same rent. The lessee has also begun paying monthly maintenance reserves based on the hours flown. During September 2000, the Company accrued $110,000 of maintenance costs in excess of reserves collected related to repairs performed. In addition, the Company is in the process of identifying any unfunded maintenance requirements related to the pre-reorganization period for which it will submit an unsecured claim to the reorganization administrator. If the aircraft is returned at some point in the future, or the Company and the administrator for the lessee agree to a reduced rental, or if any maintenance-related unsecured claim is not fully discharged by the reorganization administrator, the Company's financial results could be adversely affected. In any event, the Company believes that it will have adequate cash flow to meet any ongoing operational needs notwithstanding any of the above.

The Company's cash flow from operations for the nine months ended September 30, 2000 versus the same period in 1999 increased by approximately $1,168,000. The increase from year to year was partially due to the Company's acquisition of several aircraft during the first three quarters of 1999 and during the third quarter of 2000 which resulted in increased net income in 2000. The change in cash flow from operations from year to year also included the positive effect of the change in prepaid expenses and other, maintenance reserves and accrued costs, prepaid rent, and a net increase in deferred taxes, which changes were only partially offset by the change in deposits, accounts payable and accrued expenses, accrued interest on notes payable, and security deposits during 2000 versus 1999.

Specifically, the Company's cash flow from operations for the nine months ended September 30, 2000 consisted of net income of $1,446,880 and adjustments consisting primarily of depreciation of $1,961,510, increases in deposits, accounts receivable, and prepaid expenses and other of $1,993,540, $668,400 and $232,450, respectively, increases in accounts payable and accrued expenses, maintenance reserves and accrued costs, security deposits, prepaid rent, and a net increase in deferred taxes of $472,820, $1,888,350, $85,630, $118,020 and
$754,400, respectively, and a decrease of $167,040 in accrued interest on notes payable.

The Company's cash flow from operations for the nine months ended September 30, 1999 consisted of net income of $1,100,910 and adjustments consisting primarily of depreciation of $1,113,770, increases in deposits, accounts receivable, and prepaid expenses and other of $1,883,450, $147,460, and $271,390, respectively, and increases in accounts payable and accrued expenses, accrued interest on notes payable, maintenance reserves and accrued costs, security deposits, prepaid rent, and a net increase in deferred taxes of $605,610, $59,680, $623,530, $1,029,650, $113,670, and $153,650, respectively.

The decrease in cash flow used by investing activities of $12,084,220 from year to year was because the Company made fewer acquisitions in both quantity and total cost during the first nine months of 2000. The decrease in cash flow provided by financing activities of approximately $12,598,500 from year to year was because the Company added a lower amount of assets during 2000 and thus borrowed less during the period compared to 1999 while at the same time making principal repayments on its indebtedness during 2000, of which there were none during 1999.

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

The last year has seen a dramatic rise in the cost of fuel. Because of the current strong demand for air transport, carriers have been able to pass the increased cost on to passengers, and this fuel cost increase has not affected the air carrier market of the aircraft industry generally. If prices remain higher, however, it could affect values of less fuel-efficient aircraft in the Company's portfolio of aircraft, and begin to weaken the aircraft and air transport industry generally.

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

Lessee Credit Risk. If a lessee defaults upon its obligations under a lease, the Company may be limited in its ability to enforce remedies. Most of the Company's lessees are small regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company's inability to collect rent under a significant lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company's revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, under Section 1110 of the Bankruptcy Code, the Company would be automatically prevented from exercising any remedies for a period of 60 days. By the end of the 60-day period, the lessee must agree to perform the obligations and cure any defaults, or the Company would have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant recent litigation, however, and it is possible that the Company's enforcement rights may still be further adversely affected by a declaration of bankruptcy by a defaulting lessee.

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

Casualties, Insurance Coverage. The Company, as owner of transportation equipment, could be held liable for injuries or damage to property caused by its assets. Though some protection may be provided by the United States Aviation Act with respect to its aircraft assets, it is not clear to what extent such statutory protection would be available to the Company and such act may not apply to aircraft operated in foreign countries. Though the Company may carry insurance or require a lessee to insure against a risk, some risks of loss may not be insurable. An uninsured loss with respect to the equipment or an insured loss, for which insurance proceeds are inadequate, would result in a possible loss of invested capital in and any profits anticipated from such equipment.

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

Part II.      Other Information

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2000.


                           AEROCENTURY CORP.


                     By:   /s/ Neal D. Crispin
                           --------------------
                           Neal D. Crispin
                           Title: President


                           /s/ Toni M. Perazzo
                           --------------------
                           Toni M. Perazzo
                           Title: Senior Vice President - Finance and Secretary
                                  the Registrant (Principal Financial and
                                  Accounting Officer)