Form 10KSB
period 2000-12-31
AEROCENTURY CORP
filed 2001-03-27
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

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
Yes    X      No
   ---------    -------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the issuer's most recent fiscal year:  $12,107,760

On March 26, 2001 the aggregate market value of the voting and non-voting Common equity held by non-affiliates (based upon the average of bid and asked price as of March 22, 2001) was $6,201,760.

As of March 26, 2001 the Issuer has 1,606,557 Shares of Common Stock, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes        No __X__
                                                              -----        -

Documents Incorporated by Reference: The following documents filed with the Securities and Exchange Commission contain information incorporated by reference to Part III herein: Proxy Statement for the Company's 2001 Annual Meeting filed with the Securities and Exchange Commission on or about March 27, 2001; Form S-4/A filed with the Securities and Exchange Commission on July 24, 1997; Form
S-4/A filed with the Securities and Exchange Commission on June 10, 1997; Form 10-KSB for the fiscal year ended December 31, 1998; Form 8-A/A filed with the Securities and Exchange Commission on February 4, 1999; Form 8-K filed with the Securities and Exchange Commission on July 2, 1998; Form 10-KSB for the fiscal year ended December 31, 1997.

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

The Company's success in achieving its objective will depend in large part on its success in three areas, asset selection, lessee selection and obtaining acquisition financing.

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

In order to improve the remarketability of an aircraft after expiration of the lease, the Company focuses on having lease provisions for its aircraft that provide for maintenance and return conditions, such that when the lessee returns the aircraft, the Company receives the aircraft back in a condition which allows it to immediately re-lease or sell the aircraft at an attractive rate, or receives sufficient payments from the lessee to cover any maintenance or overhaul of the aircraft required to bring the aircraft to such a state.

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

Working Capital Needs

The Company's portfolio of assets has historically generated revenues which more than cover its expenses. During 2000, the Company's expenses consisted mainly of management fees, which are based upon the size of the asset pool, and professional fees paid to third parties not covered by JMC under the Management Agreement. As the Company continues to use acquisition debt financing under its revolving credit facility, interest expense has and will become an increasingly larger portion of the Company's expenses. However, each advance on the credit facility is accompanied by the acquisition of an asset subject to a lease, providing for lease payments that should be greater than payments required to repay the increased loan payment obligations arising from such advance. So long as the Company succeeds in keeping its assets on lease and interest rates remain stable, the Company's cash flow should be sufficient to cover the management fees, professional fees and interest expense, and provide excess cash flow that can be used with equity or debt financings to acquire additional assets. The Company's credit facility expires on June 28, 2003.

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

Dependence on Significant Customers

For the year ended December 31, 2000, the Company had three significant customers, which accounted for 18%, 14% and 11%, respectively, of lease revenue. Concentrations of credit risk with respect to lease receivables should diminish in the future, as the number of customers comprising the Company's customer base increases, and their dispersion across different geographic areas becomes greater.

Employees

Under the Company's management contract with JMC, JMC is responsible for all administration and management of the Company. Consequently, the Company does not have any employees.

Item 2.           Properties.

As of December 31, 2000, the Company did not own or lease any real property, plant or materially important physical properties. The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California, 94010. All office facilities are provided by JMC without reimbursement by the Company.

At December 31, 2000, the Company owned three deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, three Shorts SD 3-60s, six Fokker 50s, two Saab 340As and 26 turboprop engines, one of which is held in inventory as a spare and is not subject to a lease or to depreciation.

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

Market Information

The Company's Common Stock has been traded on the AMEX since January 16, 1998. The following is price information from January 1, 1999 through March 22, 2001:

                  Period                    High          Low

           1/1/99   to   3/31/99            9-1/4         7-1/2
           4/1/99   to   6/30/99            8             7-1/4
           7/1/99   to   9/30/99            7-7/8         6-1/2
          10/1/99   to  12/31/99            6-3/8         5-1/2
            1/1/00  to   3/31/00            7-3/8         5-5/8
            4/1/00  to   6/30/00            8             6-3/4
            7/1/00  to   9/30/00            7             5-3/4
           10/1/00  to  12/31/00            6-1/8         4-3/8

On March 22, 2001, the closing stock sales price on the AMEX was $4.86 per share.

Number of Security Holders

The approximate number of holders of record of the shares of the Company's Common Stock was 1,400 as of March 26, 2001.

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

Stock Repurchase Plan

On October 23, 1998, the Company's Board of Directors adopted a stock repurchase plan, granting management the authority to purchase up to 100,000 shares of the Company's common stock, in privately negotiated transactions or on the market, at such price and on such terms and conditions deemed satisfactory to management. As of December 31, 2000, the Company had purchased 63,300 shares of its common stock.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions contained in "Item 1 -- Business" and this "Item 2 -- Management's Discussion and Analysis or Plan of Operation" section (particularly the "Outlook" section hereof) regarding: the Company's objective of increasing shareholder value by acquiring additional assets that will generate lease revenue and resale proceeds; reinvesting cash flow and obtaining short and long term financing; the Company's ability to purchase assets at an appropriate price and keep assets on lease, and to purchase assets likely to retain value; the adequacy of the Company's cash flow to cover management fees, professional fees and interest expense and provide excess cash flow for investment in additional assets; the adequacy of the Company's cash flow to meet interest rate increases under its credit line; the reduction of concentration of credit risk with respect to lease receivables; the adequacy of the Company's cash flow to meet ongoing operational needs; the consummation of the re-lease of the Company's two DHC-6 aircraft; the Company's ability to increase its asset base and grow its earnings; the Company's expectations regarding lease revenue and earnings for the first quarter and fiscal year 2001; the availability of special purpose asset based financing for acquisitions; the Company's intention to repay a portion of the revolving loans from proceeds of subsequent debt or equity financings; the stability of the aircraft industry and aircraft asset values and demand; the supply of suitable transaction opportunities for the Company; the use of proper asset and lessee selection to reduce the impact of industry downturns; the attractiveness of overseas markets; JMC's competitiveness due to its experience and operational efficiency in financing transaction types desired by regional air carriers; and the Company's ability to obtain third party guaranties, letters of credit or other credit enhancements from future lessees; are forward-looking statements. While the Company believes that such statements are accurate, they are dependent upon general economic conditions, particularly those that affect the demand for regional aircraft and engines, including competition for regional and other aircraft, the financial performance of the Company's lessees, and future trends and results which cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Factors that could cause or contribute to such differences also include those discussed below in the section entitled "Factors that May Affect Future Results."

Business

The Company is engaged in the business of investing in primarily used regional aircraft equipment leased to domestic and foreign regional air carriers. By assuming the business of the Partnerships in January 1998, the Company became owner of a portfolio of unleveraged aircraft and engines on lease and generating positive cash flow. The Company's principal business objective is to increase shareholder value by acquiring additional aircraft assets that will provide a return on investment through lease revenue from creditworthy lessees, and eventually sale proceeds. The Company intends to achieve its business objective by reinvesting cash flow and obtaining short-term and long-term financing and/or equity financing.

Results of Operations

Revenues

The Company had revenues of $12,107,760 and net income of $1,671,340 for the year ended December 31, 2000 versus revenues of $7,380,140 and net income of $1,405,420 for the year ended December 31, 1999. Rent income is approximately $3,751,000 higher in 2000 versus 1999 due to the purchases of additional aircraft on lease during 2000 and the effect of a full year of rent from aircraft purchased throughout 1999. Gain on disposal of aircraft and aircraft engines is approximately $648,000 higher in 2000 due to the sale of three aircraft during the fourth quarter compared to one aircraft engine during 1999. Other income for the year ended December 31, 2000 is higher by approximately $328,000 versus 1999 because of interest earned on higher cash balances maintained during 2000.

During November 2000, the Company sold, and recorded gains on, two DHC-7 aircraft and one Metro III aircraft, the leases for which expired during the fourth quarter of 2000. The lease for another of the Company's DHC-7 aircraft has been extended from September 30, 2000 to its pre-return inspection completion. The inspection is still in process and the Company expects the aircraft to be returned no later than March 31, 2001.

Expense Items

Management fees, which are calculated on the net book value of the aircraft owned by the Company, are approximately $576,000 higher in 2000 versus 1999 because the Company purchased additional aircraft during 1999 and 2000. Depreciation is approximately $974,000 higher in 2000 versus 1999 because of the aircraft acquisitions during both years. Interest expense is approximately $1,872,000 higher in 2000 versus 1999 because of higher average balances on the Company's credit facility and other debt financings during 2000 compared to 1999 and because of the higher interest rate environment in 2000. Professional fees and general administrative expense were approximately the same in both years.

During 2000, the Company increased maintenance reserves and accrued costs and recognized related one-time maintenance charges of approximately $760,000. The charges consist of approximately $730,000 incurred in connection with the early termination of three of the Company's aircraft leases and the Company's obligations under a cost sharing arrangement with one of its lessees, discussed below. The remaining $30,000 of charges was a result of the Company's periodic review of the adequacy of its maintenance reserves in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease.

One of the aircraft which was returned prior to its original expiration date was a Shorts SD-360 which, at the time of purchase, was subject to a 48-month lease, expiring in March 2002, with a British regional airline. The original lease, entered into in 1998, did not require that the lessee pay maintenance reserves based on usage because, at the time, the lessee was considered creditworthy. It had recently been named Airline of the Year by the European Regions Airline Association and had its own facility which was certified to perform any required maintenance. Subsequent to the Company's purchase of the aircraft, the airline's management pursued a policy of rapid expansion, which led to a financial crisis and, on February 24, 2000, the lessee filed for reorganization. The lessee has continued to operate, and, under the reorganization plan, the lessee agreed to continue leasing the Company's aircraft on a month to month basis, at the same rent. During the fourth quarter, the Company was able to inspect the aircraft in order to identify its maintenance requirements and estimate the funds needed to complete such maintenance. Although the lessee paid a portion of the reserves due for hours flown after the reorganization filing, the Company accrued
$521,000 of maintenance costs, related to hours flown prior to the reorganization filing, which the Company does not believe it will receive from the lessee or from the reorganization administrator. The Company is seeking re-lease opportunities for the aircraft.

The other aircraft which are being returned early are two of the Company's DHC-6 aircraft. During February 2001, the Company and the lessee of these aircraft signed an agreement, under which the lessee is required to pay all rent and reserves through the return dates and to perform certain maintenance procedures prior to such return. During 2000, however, the Company accrued approximately $80,000 of maintenance, which represents both work which the lessee is not required to perform prior to the return of the aircraft and a reserve against a maintenance receivable which was recorded by the Company prior to signing the termination agreement. On February 28, 2001, the Company and a regional airline signed a term sheet for a thirty-six month lease of both aircraft. The Company subsequently received two $60,000 security deposits which are refundable only if the airline rejects the condition of either or both aircraft, which are to be delivered no later than April 30, 2001.

During 2000, the Company and one of its lessees agreed to a cost sharing arrangement concerning a manufacturer-required inspection of the aircraft and repair of certain components. Pursuant to the agreement, a portion of the cost was funded by maintenance reserves previously paid by the lessee and the remaining cost was allocated between the Company and the lessee. The Company recorded a note receivable for the lessee's portion, net of interest to be received, which will be repaid through increased rent during the remainder of the lease term. The Company recorded approximately $130,000, which represented its share of the cost, as maintenance expense.

During December 2000, the Company also recorded as expense approximately $462,000 to reflect a reduction in the carrying value of two aircraft, based on the current appraisal of and management's analysis of market conditions for the aircraft.

The Company's effective tax rate in 2000 was approximately 34% versus approximately 31% in 1999. The Company's tax rate is subject to changes in the mix of domestic and foreign leased assets, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax laws.

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

On June 28, 2000, the Company signed an agreement with a new agent for a revolving line of credit totaling $50 million. The new facility, which expires on June 28, 2003, bears interest, at the Company's option, at either (i) prime or (ii) LIBOR plus a margin ranging from 200 to 250 basis points, depending on certain financial ratios. The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of December 31, 2000, the Company was in compliance with all such covenants. As of December 31, 2000, $29,725,000 was outstanding under the credit facility, and interest of $59,440 was accrued, using a combination of prime and LIBOR rates.

The prime rate was stable from November 1998 through June 1999 and increased by 25 basis points in each of July, August and November 1999 and February, March and May 2000 and decreased by 50 basis points in each of January and February 2001. Throughout 2000, the majority of the Company's borrowings were financed using one-month or six-month LIBOR rates, both of which have increased since the Company began financing pursuant to such rates during June 1999. The Company believes it has adequate cash flow to meet any increases in interest rates applicable to its credit line obligations. A sudden, severe and prolonged increase in such rates, however, could adversely affect the Company's cash flow by increasing the Company's interest expense almost immediately. Any increase in such interest rates is likely to be the result of increased prevailing interest rates. Increased prevailing interest rates generally result in higher lease rates as well, and so, an increase in credit line payments may be offset at least partially, with some time lag, by higher revenues on new leases and renewals of leases. A continued decline in interest rates, however, would have a positive effect on the Company's results, which effect may be partially offset by a corresponding decrease in lease rates.

The Company has periodically evaluated whether it is advisable to enter into an interest rate hedge transaction, which would act to lock in current interest rates on its credit line obligations. The Company has continued to determine that such a transaction is not advisable at this time. In making its decision, the Company analyzed interest rate trends, the likelihood of a severe increase in interest rates, the ongoing costs of maintaining the hedge and the magnitude of the impact of any interest rate swing.

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

The Company's primary source of revenue is lease rentals collected from lessees of its aircraft assets. It is the Company's policy to monitor each lessee's needs in periods before leases are due to expire. If it appears that a lessee will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. This procedure helps the Company reduce any potential that an asset will be "off-lease" for a significant time. The Company's aircraft are subject to leases with varying expiration dates between March 2001 and April 2003. Given the varying lease terms and expiration dates for the aircraft in the Company's portfolio, management believes that the Company will have adequate cash flow to meet any on-going operational needs.

The Company's cash flow from operations for the year ended December 31, 2000 versus 1999 increased by approximately $301,000. The increase from year to year was partially due to the Company's acquisition of several aircraft during 2000 and 1999 which resulted in increased net income and higher depreciation expense in 2000, as well as the positive effect of the change in accounts payable and accrued expenses. The effect of these changes was partially offset by the negative effect of the change in deposits, accounts receivable, notes receivable, prepaid expenses and other assets, accrued interest on notes payable, security deposits, maintenance reserves and accrued costs prepaid rent, and deferred taxes during 2000 versus 1999.

Specifically, the Company's cash flow from operations for the year ended December 31, 2000 consisted of net income of $1,671,340 and adjustments consisting primarily of depreciation of $2,673,950, increases in deposits, accounts receivable, notes receivable, and prepaid expenses and other assets of $1,444,410, $263,400, $117,550 and $257,550, respectively, an increase in accounts payable and accrued expenses of $978,370, increases in maintenance reserves and accrued costs, security deposits and prepaid rent of $1,920,500, $59,500 and $28,660, respectively, and decreases in accrued interest on notes payable and deferred taxes of $155,160 and $511,150, respectively.

Specifically, the Company's cash flow from operations for the year ended December 31, 1999 consisted of net income of $1,405,420 and adjustments consisting primarily of depreciation of $1,700,000, increases in deposits, accounts receivable, and prepaid expenses and other assets of $3,834,900, $142,210 and $211,660, respectively, an increase in accounts payable and accrued expenses of $657,570, an increase in accrued interest on notes payable of $184,700, and increases in maintenance reserves and accrued costs, security deposits, prepaid rent, and deferred taxes of $2,728,370, $1,306,040, $235,330 and $67,840, respectively.

During 2000, the decrease in cash flow provided by financing activities and the decrease in cash flow used by investing activities compared to 1999 were both a result of the Company borrowing less on its credit facility to purchase additional aircraft than it did in 1999. Outlook

As discussed above in "Results of Operations", three of the Company's aircraft are being returned before lease end. Six others have terms which have expired or will do so prior to October 15, 2001. Under the provisions of the Company's credit facility, the status of these aircraft reduces the collateral base, and such reductions preclude the Company from utilizing the $22 million of unused credit on its facility unless and until the collateral base is increased. The re-lease or sale of these aircraft, therefore, is required in order to permit the Company's additional use of its credit facility to purchase additional assets. These circumstances, unless changed, are expected to limit the Company's ability during 2001 to increase its asset base and grow its earnings.

While the Company has previously used special purpose asset-based financing for the acquisition of three aircraft and may have such financing available again in the future, the credit line is currently the Company's only readily available funding source for new acquisitions. Therefore, the Company's management has made remarketing the focus of its efforts in the first and second quarters of 2001 in order to resolve the credit line limitations discussed above. Because of the lease terminations and expirations discussed above, it is likely that both lease revenues and earnings for first quarter 2001 will be lower than for the same period last year. In addition, it is likely that lease revenues for the year in total will be lower than in 2000. Projected earnings for 2001, although positive, will likely be lower than 2000 unless the Company sells assets at a gain during the remainder of the year.

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

All of the Company's current credit facility indebtedness carries a floating interest rate based upon either the lender's prime rate or a floating LIBOR rate. If the applicable index rate increases, and the Company has not entered into a mitigating hedge transaction, then the Company's payment obligations under the credit facility would increase and could result in lower net revenues for the Company. As discussed above, however, he Company may also have available to it financing separate from its credit facility, which financing has carried a fixed rate of interest in the past.

As discussed above, in "Liquidity and Capital Resources", the Company's ability to draw on its $50 million credit line is dependent upon the status of its asset base. If a significant portion of the collateral base is off-lease for an extended period of time, this may affect the amount the Company can borrow under its credit line. Since the Company currently does not have additional, immediately available sources of acquisition funding, the ability to draw fully on its credit line will be a critical factor in the Company's continued asset and revenue growth.

Further, since the maximum amount of indebtedness permitted under the credit line is affected by the number of off-lease aircraft in the collateral base, if a significant portion of the Company's assets are off lease for an extended period of time (see "Ownership Risks", below), the Company may be required to pay down its indebtedness under the credit line. If the Company's cash reserves are insufficient to make the required repayment, and the Company is unable to sell aircraft at a price sufficient to generate enough cash to cover the required payment, the entire indebtedness could be accelerated and the Company's assets foreclosed upon.

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

The last year has seen a dramatic rise in the cost of fuel. Because of the current strong demand for air transport, some carriers have been able to pass the increased cost on to passengers, while others have experienced decreased profitability. If prices remain higher, it could affect values of less fuel-efficient aircraft in the Company's portfolio of aircraft, and begin to weaken the aircraft and air transport industry generally.

The Company believes that the current aircraft market still provides a good supply of suitable transaction opportunities for the Company, primarily in overseas markets, as well as domestically. There are currently some disparities between geographic regions with respect to the condition of the air transport industry, with certain areas of South America, in particular, experiencing economic difficulties. There have also been disruptions in the currency markets in certain geographic areas. To the extent that such disruptions adversely affect a region's economic growth, suitable transactions may be more difficult for the Company to find in that region and the Company's lessees in that area may be adversely affected.

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

Risks Related to Regional Air Carriers. Because the Company has concentrated its existing leases and intends to concentrate on leases to regional air carriers, it is subject to certain risks. First, some of the lessees in the regional air carrier market are companies that are start-up, low capital, low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. Leasing transactions with these types of lessees result in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy. The Company evaluates the credit risk of each lessee carefully, and attempts to obtain third party guaranties, letters of credit or other credit enhancements, if it deems such is necessary. There is no assurance, however, that such enhancements will be available or that even if obtained will fully protect the Company from losses resulting from a lessee default or bankruptcy. Second, a significant area of growth of this market is in areas outside of the United States, where collection and enforcement are often more difficult and complicated than in the United States.

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

Item 7.           Financial Statements.

(a)               Financial Statements and Schedules

         (1)      Financial statements for AeroCentury Corp.:

                           Report of Independent Public Accountants, Arthur Andersen LLP Consolidated Balance Sheet as of December 31, 2000 Consolidated Statements of Income for the Years Ended December 31, 2000 and 1999 Consolidated Statements of Shareholders' Investment for the Years Ended
                              December 31, 2000 and 1999
                           Consolidated Statements of Cash Flows for the Years
                              Ended December 31, 2000 and 1999
                           Notes to Financial Statements

         (2)      Schedules:

                  All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of AeroCentury Corp.:

We have audited the accompanying consolidated balance sheet of AeroCentury Corp. (a Delaware corporation) and its subsidiaries as of December 31, 2000 and the related consolidated statements of income, shareholders' investment and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury Corp. and its subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.


San Francisco, California,
January 18, 2001
(except with respect to the matters discussed in Note 9, as to which the date is March 2, 2001)

                                AeroCentury Corp.
                           Consolidated Balance Sheet


                                     ASSETS

                                                                                    December 31,
                                                                                        2000

Assets:
     Cash and cash equivalents                                                    $     3,184,470
     Deposits                                                                           6,863,570
     Accounts receivable                                                                  571,160
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $13,071,300                                 60,111,200
     Note receivable                                                                      117,550
     Prepaid expenses and other                                                           616,680
                                                                                  ---------------

Total assets                                                                      $    71,464,630
                                                                                  ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $     1,885,340
     Notes payable and accrued interest                                                41,220,610
     Maintenance reserves and accrued costs                                             6,310,200
     Security deposits                                                                  1,813,800
     Prepaid rent                                                                         355,280
     Deferred taxes                                                                     2,716,720
                                                                                  ---------------

Total liabilities                                                                      54,301,950
                                                                                  ---------------

Shareholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued                                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  3,843,940
                                                                                  ---------------
                                                                                       17,666,750
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------

Total shareholders' equity                                                             17,162,680
                                                                                  ---------------

Total liabilities and shareholders' equity                                            $71,464,630
                                                                                  ===============



The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                        Consolidated Statements of Income


                                                                                 For the Years Ended December 31,
                                                                                    2000                 1999
                                                                                    ----                 ----
Revenues:

     Rent income                                                                $    10,880,130    $      7,128,690
     Gain on disposal of aircraft and aircraft engines                                  746,570              98,400
     Other income                                                                       481,060             153,050
                                                                                ---------------    ----------------

                                                                                     12,107,760           7,380,140
                                                                                ---------------    ----------------
Expenses:

     Management fees                                                                  1,725,250           1,148,800
     Depreciation                                                                     2,673,950           1,700,000
     Interest                                                                         3,471,450           1,599,050
     Professional fees and general and administrative                                   494,260             516,950
     Maintenance                                                                        762,920             374,240
     Provision for impairment in value of aircraft                                      462,500                   -
                                                                                ---------------    ----------------

                                                                                      9,590,330           5,339,040
                                                                                ---------------    ----------------

Income before taxes                                                                   2,517,430           2,041,100

Tax provision                                                                           846,090             635,680
                                                                                ---------------    ----------------

Net income                                                                      $     1,671,340    $      1,405,420
                                                                                ===============    ================

Weighted average common
   shares outstanding                                                                 1,543,257           1,563,591
                                                                                ===============    ================

Basic earnings per share                                                        $          1.08    $           0.90
                                                                                ===============    ================



The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
               Consolidated Statements of Shareholders' Investment
                 For the Years Ended December 31, 2000 and 1999


                              Common            Paid-in           Retained        Treasury
                               Stock            Capital           Earnings          Stock             Total

Balance,
  December 31, 1998        $       1,610    $   13,821,200    $     767,180     $    (78,190)    $  14,511,800

Purchase of treasury
  stock, 54,100 shares                 -                 -                -         (425,880)        (425,880)
Net income                             -                 -        1,405,420                 -        1,405,420
                           -------------    --------------    -------------     -------------    -------------

Balance,
  December 31, 1999                1,610        13,821,200        2,172,600         (504,070)       15,491,340

Net income                             -                 -        1,671,340                 -        1,671,340
                           -------------    --------------    -------------     -------------    -------------

Balance,
  December 31, 2000        $       1,610    $   13,821,200    $   3,843,940     $   (504,070)    $  17,162,680
                           =============    ==============    =============     =============    =============



The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                      Consolidated Statements of Cash Flows


                                                                          For the Years Ended December 31,
                                                                             2000                    1999
                                                                             ----                    ----

Operating activities:
   Net income                                                        $     1,671,340           $     1,405,420
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation                                                        2,673,950                 1,700,000
       Gain on disposal of aircraft and aircraft engines                    (746,570)                  (98,400)
       Provision for impairment in value of aircraft                         462,500                         -
       Change in operating assets and liabilities:
         Deposits                                                         (1,444,410)               (3,834,900)
         Accounts receivable                                                (263,400)                 (142,210)
         Note receivable                                                    (117,550)                        -
         Prepaid expenses and other                                         (257,550)                 (211,660)
         Accounts payable and accrued expenses                             1,154,080                   657,570
         Accrued interest on notes payable                                  (155,160)                  184,700
         Maintenance reserves and accrued costs                            1,920,500                 2,728,370
         Security deposits                                                    28,660                 1,306,040
         Prepaid rent                                                         59,500                   235,330
         Deferred taxes                                                     (686,860)                   67,840
                                                                     ---------------           ---------------
Net cash provided by operating activities                                  4,299,030                 3,998,100

Investing activities:
   Proceeds from disposal of aircraft and aircraft engines                 5,096,560                    98,400
   Purchase of aircraft and aircraft engines                             (11,743,700)              (25,680,340)
                                                                     ---------------           ---------------
Net cash used by investing activities                                     (6,647,140)              (25,581,940)

Financing activities:
   Issuance of notes payable                                               9,885,000                21,590,000
   Repayment of notes payable                                             (5,604,150)                 (180,560)
   Purchase of treasury stock                                                      -                  (425,880)
                                                                     ---------------           ---------------
Net cash provided by financing activities                                  4,280,850                20,983,560

Net increase/(decrease) in cash and cash equivalents                       1,932,740                  (600,280)

Cash and cash equivalents, beginning of period                             1,251,730                 1,852,010
                                                                     ---------------           ---------------

Cash and cash equivalents, end of period                             $     3,184,470           $     1,251,730
                                                                     ===============           ===============


During 1999, $9,061,000 of the purchase price of two aircraft acquired by the Company was financed by a note payable to the seller.

During the years ended December 31, 2000 and 1999, the Company paid interest totaling $3,813,950 and $1,400,830, respectively, and income taxes totaling $388,270 and $148,920, respectively.


The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

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

 (b)     Capitalization

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

         On October 23, 1998, the Company's Board of Directors adopted a stock repurchase plan, granting management the authority to purchase up to 100,000 shares of the Company's common stock, in privately negotiated transactions or on the market, at such price and on such terms and conditions deemed satisfactory to management. During 2000, the Company purchased no such shares. During 1999, the Company purchased 54,100 shares. Since adoption of the plan, the Company has purchased 63,300 shares.

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

         At December 31, 2000, the Company held security deposits of $1,813,800,
refundable   maintenance  reserves  received  from  lessees  of  $3,203,720  and non-refundable maintenance reserves of $1,846,050.

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

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

1.       Organization and Summary of Significant Accounting Policies (continued)

(c)      Cash and Cash Equivalents/Deposits (continued)

         Maintenance reserves which are refundable to the lessee at the end of the lease may be retained by the Company if such amounts are necessary to meet the return conditions specified in the lease and, in some cases, to satisfy any other payments due under the lease.

         Non-refundable maintenance reserves held by the Company are accounted for as a liability until the aircraft has been returned at the end of the lease, at which time the Company evaluates the adequacy of the remaining reserves in light of maintenance to be performed as a result of hours flown. At that time, any excess is recorded as income. When an aircraft is sold, any excess non-refundable maintenance reserves are recorded as income.

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

(f)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At December 31, 2000, the Company had accrued costs of approximately $789,000 related to four of its aircraft.

 (g)     Income Taxes

         The Company follows the liability method of accounting for income taxes as required by the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in the tax rates is recognized in income in the period that includes the enactment date.

(h)      Revenue Recognition

         Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

1.       Organization and Summary of Significant Accounting Policies (continued)

(i)      Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts, disclosures and contingent assets and liabilities. Accordingly, actual results could differ from those estimates.

(j)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the years ended December 31, 2000 and 1999.

(k)      Impairment of Long-lived Assets

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of," assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. At each year-end, the Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated realizable value.

(l)      Recent Accounting Pronouncements

         SFAS No. 137, which amended the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1999. The Company adopted SFAS No. 133 on January 1, 2001. This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. Because the Company does not hold any derivatives as defined in SFAS No. 133, the adoption of SFAS No. 133 did not have a material impact on its results of operations or financial position.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was adopted by the Company in 2000. The adoption of the provisions of SAB 101 did not have a material effect on the Company's consolidated operating results, statement of financial position or cash flow.

2.       Aircraft and Aircraft Engines On Operating Leases

         At December 31, 2000, the Company owned three deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, three Shorts SD 3-60, six Fokker 50s, two Saab 340As and 26 turboprop engines, one of which is held in inventory as a spare and is not subject to a lease or to depreciation. During 2000, the Company acquired the three deHavilland DHC-8 aircraft.

         During 2000, the Company sold two deHavilland DHC-7 and one Fairchild Metro III aircraft and recognized gains totaling $746,570.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

2.       Aircraft and Aircraft Engines On Operating Leases (continued)

         The lease for one of the Company's two remaining DHC-7 aircraft has been extended from September 30, 2000 to its pre-return inspection completion. The inspection is still in process and the Company expects the aircraft to be returned no later than March 31, 2001. The Company is currently seeking re-lease or sale opportunities for both DHC-7 aircraft.

         At the time of purchase, one of the Company's Shorts SD-360 aircraft was subject to a 48-month lease, expiring in March 2002, with a British regional airline. The original lease, entered into in 1998, did not require that the lessee pay maintenance reserves based on usage because, at the time, the lessee was considered creditworthy. Subsequently, the airline experienced financial difficulties and, on February 24, 2000, filed for reorganization. The lessee has continued to operate the aircraft, and, under the reorganization plan, the lessee agreed to continue leasing the Company's aircraft on a month to month basis, at the same rent. Upon its return to the Company during the fourth quarter, the Company was able to inspect the aircraft in order to identify its maintenance requirements and estimate the funds needed to complete such maintenance. Based on this inspection, the Company accrued $521,000 of maintenance costs, related to hours flown prior to the reorganization filing, which the Company does not believe it will receive from the lessee or from the reorganization administrator. The Company is seeking re-lease opportunities for the aircraft.

         During 2000, the Company recorded as expense approximately $462,000 to reflect a reduction in the carrying value of two aircraft, based on the current appraisal of and management's analysis of market conditions for the aircraft.

3.       Note Receivable

         At December 31, 2000, the Company's note receivable consists of a loan to one of the Company's long-standing lessees in connection with a manufacturer-required inspection of the aircraft and repair of certain components. The Company and the lessee agreed to a cost sharing arrangement whereby a portion of the cost was funded by maintenance reserves previously paid by the lessee and the remaining cost was allocated to the Company and the lessee. The Company recorded a note receivable for the lessee's portion, net of interest to be received at a rate of 5%, which will be repaid through increased rent during the remainder of the lease term, which expires on April 30, 2003. The Company recorded approximately $130,000, which represented its share of the cost, as maintenance expense.

4.       Operating Segments

         The Company operates in one business segment, regional aircraft leasing, and therefore does not present separate segment information for lines of business.

         Approximately 31% and 41% of the Company's operating lease revenue was derived from lessees domiciled in the United States during 2000 and 1999, respectively. All leases relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

4.       Operating Segments (continued)

         The tables below set forth geographic information about the Company's operating leased aircraft equipment, grouped by domicile of the lessee:


                                                                             For the Year Ended December 31, 2000
                                                                                  Operating              Net
         Region                                                                 Lease Revenue        Book Value

              United States                                                  $      3,379,790    $    11,924,430
              Spain                                                                 1,978,730         10,679,550
              Sweden                                                                1,501,560          7,247,870
              Brazil                                                                  965,630          6,072,050
              Belgium                                                                 942,900          3,706,170
              Jamaica                                                                 396,870          6,516,040
              Other                                                                 1,714,650         13,965,090
                                                                             ----------------    ---------------
                                                                             $     10,880,130    $    60,111,200
                                                                             ================    ===============


                                                                             For the Year Ended December 31, 1999
                                                                                  Operating              Net
         Region                                                                 Lease Revenue        Book Value

              United States                                                  $      2,940,890    $    17,236,150
              Brazil                                                                1,134,110          6,378,800
              Belgium                                                                 840,000          3,910,190
              Sweden                                                                  666,960          7,371,640
              Spain                                                                   247,340         11,114,450
              Other                                                                 1,299,390          9,842,710
                                                                             ----------------    ---------------
                                                                             $      7,128,690    $    55,853,940
                                                                             ================    ===============


         For the year ended December 31, 2000, the Company had three significant customers, which accounted for 18%, 14% and 11%, respectively, of lease revenue. For the year ended December 31, 1999, the Company had four significant customers, which accounted for 20%, 16%, 12% and 12%, respectively, of lease revenue.

         As of December 31, 2000, minimum future lease rent payments receivable under noncancelable leases were as follows:

              Year
              2001                                                           $      8,904,550
              2002                                                                  4,469,590
              2003                                                                    645,400
              2004                                                                          -
              2005                                                                          -
                                                                             ----------------
                                                                             $     14,019,540


5.       Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables. The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

6.       Notes Payable and Accrued Interest

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

         On June 28, 2000, the Company signed an agreement with a new agent for a revolving line of credit totaling $50 million. The new facility, which expires on June 28, 2003, bears interest, at the Company's option, at either (i) prime or (ii) LIBOR plus a margin ranging from 200 to 250 basis points, depending on certain financial ratios. The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of December 31, 2000, the Company was in compliance with all such covenants. During 2000, the Company paid interest at an average rate of approximately 8.7%. As of December 31, 2000, $29,725,000 was outstanding under the credit facility, and interest of $59,440 was accrued, using a combination of prime and LIBOR rates.

         As discussed in Note 1, during November 1999, the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consisted of a note in the amount of $9,061,000, due February 15, 2002, which bears fixed interest at 8.04%. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at December 31, 2000 was $7,995,080. A similar financing was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bears fixed interest at 8.36% for the acquisition of one aircraft. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at December 31, 2000 was $3,431,210 and interest of $9,880 was accrued. As of December 31, 2000, the Company was in compliance with all covenants of the loan agreements pertaining to the financing of these three aircraft.

7.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                               For the Years Ended December 31,
                                                                                    2000                1999
                                                                                    ----                ----
         Current tax provision:
              Federal                                                        $      1,299,500    $       538,070
              State                                                                    75,120             13,280
              Foreign                                                                 158,330             16,490
                                                                             ---------------     ---------------

              Current tax provision                                                 1,532,950            567,840
                                                                             ----------------    ---------------

         Deferred tax provision/(benefit):
              Federal                                                                (651,930)           135,060
              State                                                                   (34,930)           (67,220)
                                                                             ----------------    ---------------

              Deferred tax provision/(benefit)                                       (686,860)            67,840
                                                                             ----------------    ---------------

         Total provision for income taxes                                    $        846,090    $       635,680
                                                                             ================    ===============

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

7.       Income Taxes (continued)

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                               For the Years Ended December 31,
                                                                                    2000                1999
                                                                                    ----                ----
         Income tax expense at
               statutory federal income tax rate                             $        855,890    $     693,970
         State taxes net of federal benefit                                            24,100           16,260
                                                                                                       ----
         Other                                                                        (33,900)         (74,550)
                                                                             ----------------    ---------------

         Total income tax expense                                            $        846,090    $     635,680
                                                                             ================    ===============

         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2000 are as follows:

         Deferred tax assets:
              Organizational costs                                           $        30,870
              Maintenance reserves                                                   418,140
              Prepaid rent                                                           124,190
              Deferred maintenance                                                   513,030
                                                                             ---------------
                  Deferred tax assets                                              1,086,230
         Deferred tax liabilities:
              Depreciation on aircraft and engines                                (3,499,560)
              Other                                                                 (303,390)
                                                                             ----------------

                  Net deferred tax liabilities                               $    (2,716,720)
                                                                             ================

         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

8.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"). Under this agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any acquisition fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. During 2000 and 1999, the Company recognized as expense $1,725,250 and $1,148,800, respectively, of management fees payable to JMC. In connection with the purchases of aircraft during 2000 and 1999, the Company paid JMC a total of $371,300 and $1,080,100, respectively, in acquisition fees, which are included in the capitalized cost of the aircraft. During 2000 and 1999, the Company paid JMC a total of $77,250 and $0, respectively, in remarketing fees.

         Certain employees of JMC participate in an employee stock incentive plan which grants options to purchase shares of the Company held by JHC. As of December 31, 2000, 8,833 such options had been exercised.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

9.       Subsequent Events

         Early in 2001, the Company and the lessee of two of the Company's DHC-6 aircraft agreed to the terms pertaining to the early termination of the leases for the two aircraft. Under the agreement, the lessee is required to pay all rent and reserves through the return dates, required to be no later than April 15, 2001, and to perform certain maintenance procedures prior to such return. Recently, the Company and a regional airline signed a term sheet for a thirty-six month lease of both aircraft. On March 2, 2001, the Company received two $60,000 security deposits which are refundable only if the airline rejects the condition of either or both aircraft, which are to be delivered no later than April 30, 2001.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.

Incorporated by reference to the sections of the Company's Proxy Statement for the 2001 Annual Meeting filed with the Securities and Exchange Commission on or about March 27, 2001 (the "2001 Proxy Statement") entitled "INFORMATION REGARDING THE COMPANY'S DIRECTORS AND OFFICERS".

Item 10.          Executive Compensation.

Incorporated by reference to the section of the 2001 Proxy Statement entitled "INFORMATION REGARDING THE COMPANY'S DIRECTORS AND OFFICERS -- Employment Contracts".

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the section of the 2001 Proxy Statement entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT".


Item 12. Certain Relationships and Related Transactions.

Incorporated by reference to the section of the 2001 Proxy Statement entitled "RELATED PARTY TRANSACTIONS".

Item 13. Exhibits and Reports on Form 8-K.

(a).       Exhibits

     10.1 Employment Agreement between the Company and Neal D. Crispin, dated April 29, 1998, incorporated by reference to Exhibit 10.1 to Form 10-KSB for the fiscal year ended December 31, 1998

     10.2 Employment Agreement between the Company and Marc J.Anderson, dated April 28, 1998, incorporated by reference to Exhibit 10.2 to Form 10-KSB for the fiscal year ended December 31, 1998

     10.3 Credit Agreement between First Union National Bank and the Company, dated June 30, 1998, incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1998

     10.4 Form of Indemnity Agreement between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.03 to Form 10-KSB for the fiscal year ended December 31, 1997

     10.5 Amended and Restated Management Agreement, dated April 23, 1998, between the Company and JetFleet Management Corp., incorporated by reference to
Exhibit 10.5 to Form 10-KSB for the fiscal year ended December 31, 1999

     10.6 Amendment No. 1 to Credit Agreement, dated March 30, 1999 between AeroCentury Corp. and First Union National Bank, as agent, and California Bank & Trust, incorporated by reference to Exhibit 10.6 to Form 10-KSB for the fiscal year ended December 31, 1999

     10.7 Amendment No. 2 to Credit Agreement, dated July 16, 1999 between AeroCentury Corp. and First Union National Bank, as agent, and California Bank & Trust and Sanwa Bank California, incorporated by reference to Exhibit 10.7 to Form 10-KSB for the fiscal year ended December 31, 1999

     10.8 Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.08 to the registration statement on Form S-4/A filed with the Securities and Exchange Commission on July 24, 1997

     10.9 Form of Certificate of Amendment of Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.07 to the registration statement on Form S-4/A filed with the Securities and Exchange Commission on June 10, 1997

     10.10 Amended and Restated Bylaws of the Company dated January 22, 1999, incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended December 31, 1998

     10.11 Certificate of Designation of the Company dated April 15, 1998, incorporated by reference to exhibit 3.2 to Form 10-KSB for the fiscal year ended December 31, 1998

     10.12 Amended and Restated Shareholder Rights Agreement, dated January 22, 1999, incorporated by reference to Exhibit 1 to Form 8-A/A filed with the Securities and Exchange Commission on February 4, 1999

     10.13 Amendment No. 3 to Credit Agreement, dated February 22, 2000, between the Company and First Union National Bank, as agent, and California Bank & Trust and Sanwa Bank California, incorporated by reference to Exhibit 10.13 to Form 10-KSB for the fiscal year ended December 31, 1999

     10.14  Amended  and  Restated  Credit  Agreement,   dated  June  28,  2000,
incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on July 19, 2000

     21       Subsidiaries of the Company

     27       Financial Data Schedule

         (b)      Reports on Form 8-K Filed in Last Quarter

                  None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2001.

                                                 AEROCENTURY CORP.


                                          By:    /s/ Neal D. Crispin
                                                 ---------------------------
                                                 Neal D. Crispin
                                                 Title: President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2001.

Signature                                                    Title


/s/ Neal D. Crispin                      Director, President and Chairman of the
-------------------------------          Board of Directors of the Registrant
    Neal D. Crispin                      (Principal Executive Officer)



/s/ Toni M. Perazzo                      Director, Senior Vice President-Finance
-------------------------------          and Secretary of the Registrant
    Toni M. Perazzo                      (Principal Financial and Accounting
                                         Officer


/s/ Marc J. Anderson                     Director, Chief Operating Officer,
-------------------------------          Senior Vice President
    Marc J. Anderson


/s/  Maurice J. Averay                   Director
--------------------------------
     Maurice J. Averay


/s/ Thomas W. Orr                        Director
--------------------------------
    Thomas W. Orr


/s/ Evan M. Wallach                      Director
--------------------------------
    Evan M. Wallach

                                   Exhibit 21
                           Subsidiaries of the Company



1.       AeroCentury Investments LLC, a Delaware limited liability company

2.       AeroCentury Investments II LLC, a Delaware limited liability company