Form 10QSB
period 2001-03-31
AEROCENTURY CORP
filed 2001-05-15
CIK 1036848

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2001

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

As of May 15, 2001 the Issuer has 1,606,557 Shares of Common Stock outstanding, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                AeroCentury Corp.
                           Consolidated Balance Sheet


                                     ASSETS


                                                                     March 31,
                                                                       2001
                                                                   ------------
Assets:
    Cash and cash equivalents                                      $  1,319,680
    Deposits                                                          6,969,030
    Accounts receivable                                                 552,720
    Aircraft and aircraft engines on operating leases,
       net of accumulated depreciation of $13,769,000                59,413,490
    Note receivable                                                     105,170
    Prepaid expenses and other                                          582,270
                                                                   ------------

Total assets                                                       $ 68,942,360
                                                                   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued expenses                          $    628,860
    Notes payable and accrued interest                               39,255,240
    Maintenance reserves and accrued costs                            6,218,990
    Security deposits                                                 1,933,770
    Prepaid rent                                                        305,180
    Deferred taxes                                                    2,928,270
                                                                   ------------

Total liabilities                                                    51,270,310
                                                                   ------------

Shareholders' equity:
    Preferred stock, $.001 par value, 2,000,000 shares
       authorized, no shares issued and outstanding                          --
    Common stock, $.001 par value, 3,000,000 shares
       authorized, 1,606,557 shares issued                                1,610
    Paid in capital                                                  13,821,200
    Retained earnings                                                 4,353,310
                                                                   ------------

                                                                     18,176,120
    Treasury stock at cost, 63,300 shares                              (504,070)
                                                                   ------------

Total shareholders' equity                                           17,672,050
                                                                   ------------

Total liabilities and shareholders' equity                         $ 68,942,360
                                                                   ============


The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                        Consolidated Statements of Income


                                                          For the Three Months Ended
                                                                   March 31,
                                                             2001            2000
                                                          ----------      ----------
Revenues:

    Rent income                                           $2,759,090      $2,604,050
    Other income                                             110,840          74,160
                                                          ----------      ----------

                                                           2,869,930       2,678,210
                                                          ----------      ----------
Expenses:

    Management fees                                          448,010         415,700
    Depreciation                                             697,700         641,060
    Interest                                                 843,870         762,810
    Professional fees and general and administrative         107,390         136,670
                                                          ----------      ----------
                                                           2,096,970       1,956,240
                                                          ----------      ----------

Income before taxes                                          772,960         721,970

Tax provision                                                263,580         264,120
                                                          ----------      ----------

Net income                                                $  509,380      $  457,850
                                                          ==========      ==========

Weighted average common shares outstanding                 1,543,257       1,543,257
                                                          ==========      ==========

Basic earnings per share                                  $     0.33      $     0.30
                                                          ==========      ==========


The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                      Consolidated Statements of Cash Flows


                                                           For the Three Months Ended
                                                                    March 31,
                                                             2001              2000
                                                          -----------       -----------
Net cash provided by operating activities                 $    67,460       $ 1,050,610

Financing activities:
  Repayment of notes payable                               (1,932,250)         (342,260)
                                                          -----------       -----------
Net cash used by financing activities                      (1,932,250)         (342,260)

Net (decrease)/increase in cash and cash equivalents       (1,864,790)          708,350

Cash and cash equivalents, beginning of period              3,184,470         1,251,730
                                                          -----------       -----------

Cash and cash equivalents, end of period                  $ 1,319,680       $ 1,960,080
                                                          ===========       ===========


The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2001



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

        During November 1999 and August 2000, AeroCentury Corp. formed two wholly-owned subsidiaries, AeroCentury Investments LLC ("AeroCentury LLC") and AeroCentury Investments II LLC ("AeroCentury II LLC"), respectively, for the purpose of acquiring aircraft using a combination of cash and bank financing separate from AeroCentury Corp.'s revolving credit facility. Financial information for AeroCentury, AeroCentury LLC and AeroCentury II LLC (collectively, the "Company") is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation.

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

        On October 23, 1998, the Company's Board of Directors adopted a stock repurchase plan, granting management the authority to purchase up to 100,000 shares of the Company's common stock, in privately negotiated transactions or on the market, at such price and on such terms and conditions deemed satisfactory to management. The Company has purchased 63,300 shares in total and has not purchased any shares since 1999.

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

        At March 31, 2001, the Company held security deposits of $1,933,770, refundable maintenance reserves received from lessees of $3,371,420 and non-refundable maintenance reserves of $1,663,840.

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

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2001



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

(e)     Impairment of Long-lived Assets

        In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of," assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Periodically, the Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated realizable value.

(f)     Loan Commitment and Related Fees

        To the extent that the Company is required to pay loan commitment fees and legal fees in order to secure debt, such fees are amortized over the life of the related loan.

(g)     Maintenance Reserves and Accrued Costs

        Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At March 31, 2001, the Company had accrued costs of approximately $789,000 related to four of its aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2001



1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)     Income Taxes

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

(i)     Revenue Recognition

        Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements.

(j)     Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts, disclosures and contingent assets and liabilities. Accordingly, actual results could differ from those estimates.

(k)     Comprehensive Income

        The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the three months ended March 31, 2001 and 2000.

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

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2001



2.      AIRCRAFT AND AIRCRAFT ENGINES ON OPERATING LEASES

        At March 31, 2001, the Company owned three deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, three Shorts SD 3-60, six Fokker 50s, two Saab 340As and 26 turboprop engines, one of which is held in inventory as a spare and is not subject to a lease or to depreciation. The Company did not acquire any aircraft during the first three months of 2001.

        In 2001, the Company and the lessee of two of the Company's DHC-6 aircraft agreed to the terms pertaining to the early termination of the leases for the aircraft. Under the agreement, the lessee paid all rent and reserves through the return dates which were in April 2001 and performed certain maintenance procedures prior to such return. As discussed in Note 7, the aircraft have been re-leased to a new lessee.

        The lease for one of the Company's two remaining DHC-7 aircraft has been extended from September 30, 2000 to its pre-return inspection completion. The Company expects that the inspection will be completed and the aircraft will be returned during May. The Company is currently seeking re-lease or sale opportunities for both DHC-7 aircraft.

        At the time of purchase, one of the Company's Shorts SD 3-60 aircraft was subject to a 48-month lease, expiring in March 2002, with a British regional airline. The original lease, entered into in 1998, did not require that the lessee pay maintenance reserves based on usage because, at the time, the lessee was considered creditworthy. Subsequently, the airline experienced financial difficulties and, on February 24, 2000, filed for reorganization. The lessee has continued to operate the aircraft, and, under the reorganization plan, the lessee agreed to continue leasing the Company's aircraft on a month to month basis, at the same rent. Upon its return to the Company during the fourth quarter of 2000, the Company was able to inspect the aircraft in order to identify its maintenance requirements and estimate the funds needed to complete such maintenance. Based on this inspection, the Company accrued $521,000 of maintenance costs in 2000, related to hours flown prior to the reorganization filing, which the Company will not receive from the lessee or from the reorganization administrator. As discussed in Note 7, the aircraft has been re-leased to a new lessee.

        The leases for two of the Company's other aircraft have been extended from March 31, 2001 to their pre-return inspection completion. The Company expects that the inspections will be completed and the aircraft will be returned during May. The Company is currently seeking re-lease or sale opportunities for both aircraft.


3.      NOTE RECEIVABLE

        At March 31, 2001, the Company's note receivable consists of a loan to one of the Company's long-standing lessees in connection with a manufacturer-required inspection of the aircraft and repair of certain components. The Company and the lessee agreed to a cost sharing arrangement whereby a portion of the cost was funded by maintenance reserves previously paid by the lessee and the remaining cost was allocated to the Company and the lessee. The Company recorded a note receivable for the lessee's portion, net of interest to be received at a rate of 5%, which will be repaid through increased rent during the remainder of the lease term, which expires on April 30, 2003.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2001



4.      NOTES PAYABLE AND ACCRUED INTEREST

        The Company had a $35 million revolving credit facility, which expired on June 30, 2000. On June 28, 2000, all outstanding principal and accrued interest was paid and the Company signed an agreement with a new agent for a revolving line of credit totaling $50 million. The new facility, which expires on June 28, 2003, bears interest, at the Company's option, at either (i) prime or (ii) LIBOR plus a margin ranging from 200 to 250 basis points, depending on certain financial ratios. The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of March 31, 2001, the Company was in compliance with all such covenants. As of March 31, 2001, $28,125,000 was outstanding under the credit facility, and interest of $26,610 was accrued, using a combination of prime and LIBOR rates.

        As discussed in Note 1, during November 1999, the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consisted of a note in the amount of $9,061,000, due February 15, 2002, which bears fixed interest at 8.04%. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at March 31, 2001 was $7,761,850. A similar financing was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bears fixed interest at 8.36% for the acquisition of one aircraft. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at March 31, 2001 was $3,332,190 and interest of $9,600 was accrued. As of March 31, 2001, the Company was in compliance with all covenants of the loan agreements pertaining to the financing of these three aircraft.

5.      INCOME TAXES

        The items comprising income tax expense are as follows:

                                               For the Three Months Ended
                                                        March 31,
                                                   2001           2000
                                                ---------       --------
        Current tax provision:
           Federal                              $   7,660       $ 17,810
           State                                    4,800          3,020
           Foreign                                 39,580         39,580
                                                ---------       --------

           Current tax provision                   52,040         60,410
                                                ---------       --------

        Deferred tax provision/(benefit):
           Federal                                213,930        191,860
           State                                   (2,390)        11,850
                                                ---------       --------

           Deferred tax provision                 211,540        203,710
                                                ---------       --------

        Total provision for income taxes        $ 263,580       $264,120
                                                =========       ========

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2001



5.      INCOME TAXES (CONTINUED)

        Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                    For the Three Months Ended
                                                             March 31,
                                                       2001            2000
                                                     ---------       --------
        Income tax expense at
              statutory federal income tax rate      $ 262,810       $252,890
        State taxes net of federal benefit               7,400            930
        Other                                           (6,630)        10,300
                                                     ---------       --------

        Total income tax expense                     $ 263,580       $264,120
                                                     =========       ========

        Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of March 31, 2001 are as follows:

        Deferred tax assets:
           Organizational costs                            $    27,010
           Maintenance reserves                                419,490
           Prepaid rent                                        106,680
           Deferred maintenance                                467,460
           Foreign tax credit                                    8,950
           Other                                                   490
                                                           -----------
               Deferred tax assets                           1,030,080
        Deferred tax liabilities:
           Depreciation on aircraft and engines             (3,659,100)
           Other                                              (299,250)
                                                           -----------

               Net deferred tax liabilities                $(2,928,270)
                                                           ===========

        No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet. Foreign tax credits may be carried back to the two previous years and carried forward for five years, which means they would expire if not utilized by the 2006 tax year.


6.      RELATED PARTY TRANSACTIONS

        Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"). Under this agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any acquisition fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. During the first three months of 2001 and 2000, the Company

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2001



6.      RELATED PARTY TRANSACTIONS (CONTINUED)

recognized as expense $448,010 and $415,700, respectively, of management fees payable to JMC. Because the Company did not acquire any aircraft during the first three months of 2001 or 2000, no acquisition fees were paid to JMC. No remarketing fees were paid to JMC during the first three months of 2001 or 2000.

        Certain employees of JMC participate in an employee stock incentive plan which grants options to purchase shares of the Company held by JHC. As of March 31, 2001, 8,833 such options had been exercised.


7.      SUBSEQUENT EVENTS

        As discussed in Note 2, in 2001, the Company and the lessee of two of the Company's DHC-6 aircraft agreed to the terms pertaining to the early termination of the leases for the two aircraft. Under the agreement, the lessee paid all rent and reserves through the return dates in April 2001, and performed certain maintenance procedures prior to such return. At the same time, the Company reversed the $66,000 allowance against a portion of the receivables it had recorded at December 31, 2000. Both aircraft have been re-leased to a regional airline.

        The lease for one of the Company's two remaining DHC-7 aircraft has been extended from September 30, 2000 to its pre-return inspection completion. The Company expects that the inspection will be completed and the aircraft will be returned during May. The Company is currently seeking re-lease or sale opportunities for this aircraft.

        During the second quarter of 2001, the Company signed an agreement for the re-lease of one of its Shorts SD 3-60 aircraft. The aircraft is expected to be delivered to the lessee during June 2001.

        The leases for two of the Company's other aircraft have been extended from March 31, 2001 to their pre-return inspection completion. The Company expects that the inspections will be completed and the aircraft will be returned during May. The Company is currently seeking re-lease or sale opportunities for both aircraft.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions contained in this "Item 2 -- Management's Discussion and Analysis or Plan of Operation" section (particularly the "Outlook" section hereof) regarding: the adequacy of the Company's cash flow to meet interest rate increases under its revolving credit facility; the adequacy of the Company's cash flow to meet ongoing operational needs; the Company's ability to increase its asset base and grow its earnings; the Company's expectations regarding lease revenue and earnings fiscal year 2001; the availability of special purpose asset based financing for acquisitions; the Company's intention to repay a portion of the revolving loans from proceeds of subsequent debt or equity financings; the stability of the aircraft industry and aircraft asset values and demand; the supply of suitable transaction opportunities for the Company; the use of proper asset and lessee selection to reduce the impact of industry downturns; the attractiveness of overseas markets; JMC's competitiveness due to its experience and operational efficiency in financing transaction types desired by regional air carriers; and the Company's ability to obtain third party guaranties, letters of credit or other credit enhancements from future lessees; are forward-looking statements. While the Company believes that such statements are accurate, they are dependent upon general economic conditions, particularly those that affect the demand for regional aircraft and engines and the financial status of the Company's primary customers, regional passenger airlines; the financial performance of the Company's lessees and their compliance with rental, maintenance and return conditions under their respective leases; the success of the Company's remarketing efforts with respect to aircraft that are returned upon expiration or termination of leases; the Company's ability to remain in compliance with the terms of its credit line agreement; the Company's ability to maintain and expand the collateral base to permit full drawdown of the maximum credit line; the availability of suitable aircraft acquisition transactions in the regional aircraft market; and future trends and results which cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Factors that could cause or contribute to such differences also include those discussed below in the section entitled "Factors that May Affect Future Results."

Results of Operations

Revenues

The Company had revenues of $2,869,930 and net income of $509,380 for the quarter ended March 31, 2001 versus revenues of $2,678,210 and net income of $457,850 for the quarter ended March 31, 2000. Rent income is approximately $155,000 higher in 2001 versus 2000 due to the purchases of additional aircraft on lease during 2000. The effect of these acquisitions was only partially offset by the sale of three aircraft during the fourth quarter of 2000. Other income for the quarter ended March 31, 2001 is higher by approximately $37,000 versus 2000 because of interest earned on higher cash balances maintained during 2001.

In 2001, the Company and the lessee of two aircraft agreed to the terms pertaining to the early termination of the leases for the aircraft. The lessee paid all amounts due when the aircraft were returned during April 2001, and, at the same time, the Company reversed the $66,000 allowance against a portion of the receivables it had recorded at December 31, 2000. Such reversal will have a positive effect on the Company's second quarter net income. Both aircraft have been re-leased to a regional airline.

Expense Items

Management fees, which are calculated on the net book value of the aircraft owned by the Company, are approximately $32,000 higher in 2001 versus 2000 because the Company purchased additional aircraft during 2000. Depreciation is approximately $57,000 higher in 2001 versus 2000 for the same reason. The effect of the acquisitions made during 2000 on both management fees and depreciation was partially offset by the sale of three aircraft during the fourth quarter of 2000. Interest expense is approximately $81,000 higher in 2001 versus 2000 because of higher average balances on the Company's revolving credit facility and the addition of a second debt financing during 2001 compared to 2000. Professional fees and general administrative expense were approximately $29,000 lower in 2001 compared to 2000 primarily because of lower legal and accounting expenses, the effect of which was partially offset by higher insurance expense for off-lease aircraft.

The Company's effective tax rate in the first quarter of 2001 was approximately 34% versus approximately 37% in 2000. The Company's tax rate is subject to changes in the mix of domestic and foreign leased assets, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax laws.

Liquidity and Capital Resources

The Company is currently financing its asset growth primarily through credit facility borrowings and excess cash flow. The Company had a $35 million revolving credit facility, which expired on June 30, 2000. On June 28, 2000, all outstanding principal and accrued interest was paid and the Company signed an agreement with a new agent for a revolving line of credit totaling $50 million. The new facility, which expires on June 28, 2003, bears interest, at the Company's option, at either (i) prime or (ii) LIBOR plus a margin ranging from 200 to 250 basis points, depending on certain financial ratios. The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of March 31, 2001, the Company was in compliance with all such covenants. As of March 31, 2001, $28,125,000 was outstanding under the credit facility, and interest of $26,610 was accrued, using a combination of prime and LIBOR rates.

The prime rate was stable from November 1998 through June 1999 and increased by 25 basis points in each of July, August and November 1999 and February, March and May 2000 and decreased by 50 basis points in each of January, February, March and April 2001. The majority of the Company's borrowings continue to be financed using one-month or six-month LIBOR rates, both of which have increased since the Company began financing pursuant to such rates during June 1999. The Company believes it has adequate cash flow to meet any increases in interest rates applicable to its credit line obligations. A sudden, severe and prolonged increase in such rates, however, could adversely affect the Company's cash flow by increasing the Company's interest expense almost immediately. Any increase in such interest rates is likely to be the result of increased prevailing interest rates. Increased prevailing interest rates generally result in higher lease rates as well, and so, an increase in credit line payments may be offset at least partially, with some time lag, by higher revenues on new leases and renewals of leases. A continued decline in interest rates, however, would have a positive effect on the Company's results, which effect may be partially offset by a corresponding decrease in lease rates.

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

The Company's primary source of revenue is lease rentals collected from lessees of its aircraft assets. It is the Company's policy to monitor each lessee's needs in periods before leases are due to expire. If it appears that a lessee will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. This procedure helps the Company reduce any potential that an asset will be "off-lease" for a significant time. The Company's aircraft are subject to leases with varying expiration dates between April 2001 and May 2004. Given the varying lease terms and expiration dates for the aircraft in the Company's portfolio, management believes that the Company will have adequate cash flow to meet any on-going operational needs.

The Company's cash flow from operations for the three months ended March 31, 2001 versus 2000 decreased by approximately $983,000. The decrease from year to year was due to the effect of the change in accounts payable and accrued expenses, maintenance reserves and accrued costs, and deferred taxes. The effect of these changes was partially offset by the positive effect of the change in deposits, accounts receivable, and security deposits during 2001 versus 2000.

Specifically, the Company's cash flow from operations for the three months ended March 31, 2001 consisted of net income of $509,380 and adjustments consisting primarily of depreciation of $697,700, increases in deposits, security deposits, and deferred taxes of $105,460, $119,970 and $211,550, respectively, and decreases in accounts payable and accrued expenses, as well as maintenance reserves and accrued costs, of $1,256,480 and $91,210, respectively.

Specifically, the Company's cash flow from operations for the three months ended March 31, 2000 consisted of net income of $457,850 and adjustments consisting primarily of depreciation of $641,060, increases in deposits, accounts receivable, maintenance reserves and accrued costs, and deferred taxes of $448,790, $167,240, $558,110, and $379,420, respectively, and a decrease in accounts payable and accrued expenses of $411,510.

During 2001, the decrease in cash flow provided by financing activities was a result of principal repayments on the Company's indebtedness. There was no cash flow from investing activities during the first three months of either 2001 or 2000 because the Company did not purchase any aircraft during these periods.

Outlook

One of the Company's aircraft was returned by the lessee during the fourth quarter of 2000, before its original lease end. The Company has signed an agreement for the re-lease of the aircraft to a new lessee. In addition, the Company has one aircraft off lease and five others with leases which will expire prior to October 15, 2001. Under the provisions of the Company's revolving credit facility, aircraft which have been off lease for more than four months or which have leases due to expire within six months reduce the collateral borrowing base, and such reductions preclude the Company from utilizing the $22 million of unused credit on its facility at March 31, 2001. The re-lease or sale of these aircraft, therefore, is required in order to permit the Company's additional use of its credit facility to purchase additional assets. These circumstances, unless changed, are expected to limit the Company's ability during 2001 to increase its asset base and grow its earnings.

While the Company has previously used special purpose asset-based financing for the acquisition of three aircraft and may have such financing available again in the future, the revolving credit facility is currently the Company's only readily available funding source for new acquisitions. Therefore, the Company's management has made remarketing the focus of its efforts in 2001 in order to resolve the credit line limitations discussed above. Because of the lease terminations and expirations discussed above, it is likely that lease revenues for the year in total will be lower than in 2000. Projected earnings for 2001, although positive, will likely be lower than 2000 unless the Company sells assets at a gain during the remainder of the year.

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

All of the Company's current credit facility indebtedness carries a floating interest rate based upon either the lender's prime rate or a floating LIBOR rate. If the applicable index rate increases, and the Company has not entered into a mitigating hedge transaction, then the Company's payment obligations under the credit facility would increase and could result in lower net revenues for the Company. As discussed above, however, the Company may also have available to it financing separate from its credit facility, which financing has carried a fixed rate of interest in the past.

As discussed above, in "Liquidity and Capital Resources", the Company's ability to draw on its $50 million credit line is dependent upon the status of its asset base. If a significant portion of the collateral base is off-lease for an extended period of time (see "Ownership Risks" below), this may affect the amount the Company can borrow under its credit line. Since the Company currently does not have additional, immediately available sources of acquisition funding, the ability to draw fully on its credit line will be a critical factor in the Company's continued asset and revenue growth.

Further, since the maximum amount of indebtedness permitted under the credit line is affected by the number of off-lease aircraft in the collateral base, if a significant portion of the Company's assets are off lease for an extended period of time, the Company may be required to pay down its indebtedness under the credit line. If the Company's cash reserves are insufficient to make the required repayment, and the Company is unable to sell aircraft at a price sufficient to generate enough cash to cover the required payment, the entire indebtedness could be accelerated and the Company's assets foreclosed upon.

General Economic Conditions. The market for used aircraft has been cyclical, and usually reflects economic conditions and the strength of the travel and transportation industry. The Company believes that the air transport industry is currently stable, but could be affected by the recent economic downturn in the U.S. A weaker domestic and international economic situation could lead to less air travel, less revenue, and less demand for aircraft capacity by the air carriers who are the Company's customers. In addition, at any time, the market for used aircraft may be adversely affected by such factors as airline financial difficulties, higher fuel costs, and improved availability and economics of new replacement aircraft.

The last year has seen a dramatic rise in the cost of fuel. Because of the current strong demand for air transport, some carriers have been able to pass the increased cost on to passengers, while others have experienced decreased profitability. If fuel prices remain higher, it could affect values of less fuel-efficient aircraft in the Company's portfolio of aircraft, and begin to weaken the aircraft and air transport industry generally.

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

The Management Agreement may be terminated upon a default in the obligations of JMC to the Company, and provides for liquidated damages in the event of a wrongful termination of the agreement by the Company. All of the officers of JMC are also officers of the Company, and certain directors of the Company are also directors of JMC. Consequently, the directors and officers of JMC may have a conflict of interest in the event of a dispute over obligations between the Company and JMC. Although the Company has taken steps to prevent conflicts of interest arising from such dual roles, such conflicts may still occur.

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

International Risks. The Company has focused recently on leases in overseas markets, which are currently dynamic and which the Company believes present attractive opportunities. Leases with foreign lessees, however, may present somewhat different credit risks than those with domestic lessees.

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

Leases with foreign lessees are subject to risks related to the economy of the country or region in which such lessee is located, even if the U.S. economy remains strong. On the other hand, a foreign economy may remain strong even though the U.S. economy does not. A foreign economic downturn may impact a foreign lessee's ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related to currency conversion fluctuations. Although the Company's current leases are all payable in U.S. dollars, the Company may agree in the future to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations. Even with dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee's local currency which would make it more difficult for a lessee to meet its dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if that carrier's revenue is primarily derived in the local currency.

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

Risks Related to Regional Air Carriers. Because the Company has concentrated its existing leases and intends to concentrate on leases to regional air carriers, it is subject to certain risks. First, some of the lessees in the regional air carrier market are companies that are start-up, low capital, low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. Leasing transactions with these types of lessees result in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy. The Company evaluates the credit risk of each lessee carefully, and attempts to a obtain third party guaranty, letters of credit or other credit enhancement, if it deems them necessary. There is no assurance, however, that such enhancements will be available or that even if obtained will fully protect the Company from losses resulting from a lessee default or bankruptcy. Second, a significant area of growth of this market is in areas outside of the United States, where collection and enforcement are often more difficult and complicated than in the United States.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 27, 2001, the Company held its annual stockholder's meeting in San Carlos, California. At that meeting, Neal D. Crispin and Evan M. Wallach were re-elected to the Board of Directors.

The vote tally was as follows:

                      FOR ELECTION              WITHHELD
                      ------------              --------
Mr. Crispin        1,229,496  (98.87%)       14,034  (1.13%)
Mr. Wallach        1,230,666  (98.97%)       12,864  (1.03%)

In addition to the election of directors, the stockholders ratified the selection of Arthur Andersen LLP as auditors for the Company.

The vote tally was as follows:

In Favor            1,228,271 (98.77%)
Against                 8,385  (0.67%)
Abstaining              6,865  (0.56%)

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2001.



                           AEROCENTURY CORP.


                           By:    /s/ Neal D. Crispin
                                  -----------------------
                                  Neal D. Crispin
                           Title: President


                                  /s/ Toni M. Perazzo
                                  -----------------------
                                  Toni M. Perazzo
                           Title: Senior Vice  President - Finance and Secretary
                                  the  Registrant  (Principal  Financial and
                                  Accounting Officer)