Form 10QSB
period 2001-06-30
AEROCENTURY CORP
filed 2001-08-13
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

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

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No -----

As of August 13, 2001 the Issuer has 1,606,557 Shares of Common Stock outstanding, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes _       No __X__
                                                                -----

Part I.       Financial Information

Item 1.       Financial Statements

                                AeroCentury Corp.
                           Consolidated Balance Sheet


                                     ASSETS
                                                                                      June 30,
                                                                                        2001

Assets:
     Cash and cash equivalents                                                    $       972,570
     Deposits                                                                           7,501,180
     Accounts receivable                                                                  413,510
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $14,466,700                                 58,991,170
     Note receivable                                                                       93,120
     Prepaid expenses and other                                                           607,250
                                                                                  ---------------

Total assets                                                                      $    68,578,800
                                                                                  ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       828,700
     Notes payable and accrued interest                                                38,003,080
     Maintenance reserves and accrued costs                                             6,450,230
     Security deposits                                                                  1,766,440
     Prepaid rent                                                                         315,600
     Deferred taxes                                                                     3,037,930
                                                                                  ---------------

Total liabilities                                                                      50,401,980
                                                                                  ---------------

Shareholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued                                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  4,858,080
                                                                                  ---------------
                                                                                       18,680,890
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------

Total shareholders' equity                                                             18,176,820
                                                                                  ---------------

Total liabilities and shareholders' equity                                        $    68,578,800
                                                                                  ===============


The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                        Consolidated Statements of Income

                                          For the Six Months Ended June 30,    For the Three Months Ended June 30,
                                               2001             2000                2001                 2000
                                               ----             ----                ----                 ----
Revenues:

     Rent income                        $     5,391,420     $     5,216,600     $     2,632,330    $      2,612,560
     Other income                               184,350             183,630              73,510             109,460
                                        ---------------     ---------------     ---------------    ----------------

                                              5,575,770           5,400,230           2,705,840           2,722,020
                                        ---------------     ---------------     ---------------    ----------------
Expenses:

     Management fees                            890,810             826,720             442,800             411,020
     Depreciation                             1,395,400           1,282,110             697,700             641,060
     Interest                                 1,564,020           1,496,700             723,900             751,620
     Maintenance                               (12,130)                   -            (14,270)                   -
     Professional fees and
       general and administrative               221,400             314,350             112,400             159,940
                                        ---------------     ---------------     ---------------    ----------------

                                              4,059,500           3,919,880           1,962,530           1,963,640
                                        ---------------     ---------------     ---------------    ----------------

Income before taxes                           1,516,270           1,480,350             743,310             758,380

Tax provision                                   502,130             521,830             238,550             257,700
                                        ---------------     ---------------     ---------------    ----------------

Net income                              $     1,014,140     $       958,520     $       504,760    $        500,680
                                        ===============     ===============     ===============    ================

Weighted average common
  shares outstanding                          1,543,257           1,543,257           1,543,257           1,543,257
                                        ===============     ===============     ===============    ================

Basic earnings per share                $          0.66     $          0.62     $          0.33    $           0.32
                                        ===============     ===============     ===============    ================


The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                      Consolidated Statements of Cash Flows


                                                                          For the Six Months Ended June 30,
                                                                             2001                    2000
                                                                             ----                    ----

Net cash provided by operating activities                            $     1,233,350           $     1,722,500

Investing activity -
   Purchase of aircraft and aircraft engines                               (275,380)                  (50,480)
                                                                     ---------------           ---------------
Net cash used by investing activities                                      (275,380)                  (50,480)

Financing activity -
   Repayment of notes payable                                            (3,169,870)                 (632,820)
                                                                     ---------------           ---------------
Net cash used by financing activities                                    (3,169,870)                 (632,820)

Net (decrease)/increase in cash and cash equivalents                     (2,211,900)                 1,039,200

Cash and cash equivalents, beginning of period                             3,184,470                 1,251,730
                                                                     ---------------           ---------------

Cash and cash equivalents, end of period                             $       972,570           $     2,290,930
                                                                     ===============           ===============


The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001

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

         At June 30, 2001, the Company held security deposits of $1,766,440, refundable maintenance reserves received from lessees of $3,494,190 and non-refundable maintenance reserves of $2,240,550.

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

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001

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

(e)      Impairment of Long-lived Assets

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of," assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Periodically, the Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated realizable value.

(f)      Loan Commitment and Related Fees

         To the extent that the Company is required to pay loan commitment fees and legal fees in order to secure debt, such fees are amortized over the life of the related loan.

(g)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At June 30, 2001, the Company had accrued costs of approximately $528,000 related to three of its aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001

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

(k)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the three months and six months ended June 30, 2001 and 2000.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was adopted by the Company in 2000. The adoption of the provisions of SAB 101 did not have a material effect on the Company's results of operations or financial position.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001

2.       Aircraft and Aircraft Engines On Operating Leases

         At June 30, 2001, the Company owned three deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, three Shorts SD 3-60, six Fokker 50s, two Saab 340As and 26 turboprop engines, one of which is held in inventory as a spare and is not subject to a lease or to depreciation. The Company did not acquire any aircraft during the first six months of 2001, but did capitalize a total of $275,380 of equipment added to three aircraft.

         In 2001, the Company and the lessee of two of the Company's DHC-6 aircraft agreed to the terms pertaining to the early termination of the leases for the two aircraft. Under the agreement, the lessee paid all rent and reserves through the return dates in April 2001, and performed certain maintenance procedures prior to such return. At the same time, the Company reversed the $66,000 allowance against a portion of the receivables it had recorded at December 31, 2000. Both aircraft have been re-leased to a regional airline. Prior to delivery of the aircraft, however, the Company incurred approximately $7,000 of maintenance work in addition to estimates accrued during 2000. In addition, the Company capitalized approximately $36,000 of equipment added to the aircraft.

         The lease for one of the Company's two DHC-7 aircraft has been extended from September 30, 2000 to its pre-return inspection completion. The inspection was completed and the aircraft was returned during July. The Company is currently seeking re-lease or sale opportunities for both DHC-7 aircraft.

         At the time of purchase, one of the Company's Shorts SD 3-60 aircraft was subject to a 48-month lease, expiring in March 2002, with a British regional airline. The original lease, entered into in 1998, did not require that the lessee pay maintenance reserves based on usage because, at the time, the lessee was considered creditworthy. Subsequently, the airline experienced financial difficulties and, on February 24, 2000, filed for reorganization. The lessee continued to operate the aircraft, and, under the reorganization plan, the lessee agreed to continue leasing the Company's aircraft on a month to month basis, at the same rent. Upon its return to the Company during the fourth quarter of 2000, the Company was able to inspect the aircraft in order to identify its maintenance requirements and estimate the funds needed to complete such maintenance. Based on this inspection, the Company accrued $521,000 of maintenance costs in 2000, related to hours flown prior to the reorganization filing, which the Company did not anticipate receiving from the lessee or from the reorganization administrator. During the second quarter of 2001, the Company received approximately $9,300 of rent which had not been paid by the lessee during the fourth quarter of 2000 and which the Company had not accrued. In addition, the reorganization administrator paid approximately $210,000 for maintenance work on the aircraft. Therefore, the Company reversed $210,000 of its maintenance accrual made during 2000. During the second quarter, the aircraft was re-leased to a new lessee. In connection with the delivery of the aircraft to the new lessee, however, the Company incurred approximately $166,000 of additional maintenance expenses. In addition, based on its periodic review of the adequacy of maintenance reserves, the Company accrued an additional $50,000 of maintenance expense for the aircraft. Therefore, at June 30, 2001, the reserve balance for this lessee was $361,000. The Company also capitalized approximately $239,000 of equipment added to the aircraft.

         The leases for the Company's other two Shorts SD 3-60 aircraft were extended from March 31, 2001 to their pre-return inspection completion. The inspections were completed and the aircraft were returned during May. The Company is currently seeking re-lease or sale opportunities for both aircraft.

         The lease for one of the Company's Fokker 50 aircraft has been extended from June 30, 2001 to December 31, 2001.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001

2.       Aircraft and Aircraft Engines On Operating Leases (continued)

         During June 2001, one of the Company's deHavilland DHC-8 aircraft sustained significant damage while landing. The lessee is continuing to pay rent under the lease and the Company is negotiating a settlement with the lessee and the insurance company.

3.       Note Receivable

         At June 30, 2001, the Company's note receivable consists of a loan to one of the Company's long-standing lessees in connection with a manufacturer-required inspection of the aircraft and repair of certain components. The Company and the lessee agreed to a cost sharing arrangement whereby a portion of the cost was funded by maintenance reserves previously paid by the lessee and the remaining cost was allocated to the Company and the lessee. The Company recorded a note receivable for the lessee's portion, net of interest to be received at a rate of 5%, which will be repaid through increased rent during the remainder of the lease term, which expires on April 30, 2003.

4.       Notes Payable and Accrued Interest

         The Company had a $35 million revolving credit facility, which expired on June 30, 2000. On June 28, 2000, all outstanding principal and accrued interest was paid and the Company signed an agreement with a new agent for a revolving line of credit totaling $50 million. The new facility, which expires on June 28, 2003, bears interest, at the Company's option, at either (i) prime or (ii) LIBOR plus a margin ranging from 200 to 250 basis points, depending on certain financial ratios. The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of June 30, 2001, the Company was in compliance with all such covenants. As of June 30, 2001, $27,225,000 was outstanding under the credit facility, and interest of $12,660 was accrued, using a combination of prime and LIBOR rates.

         During November 1999 the Company acquired two aircraft using cash and bank financing separate from its credit facility, as discussed in Note 1(a). The financing consisted of a note in the amount of $9,061,000, due February 15, 2002, which bears fixed interest at 8.04%. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at June 30, 2001 was $7,523,820. A similar financing was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bears fixed interest at 8.36% for the acquisition of one aircraft. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at June 30, 2001 was $3,232,600 and interest of $9,000 was accrued. As of June 30, 2001, the Company was in compliance with all covenants of the loan agreements pertaining to the financing of these three aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001

5.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                               For the Six Months Ended June 30,
                                                                                    2001                2000
                                                                                    ----                ----
         Current tax provision:
              Federal                                                        $         99,870    $        81,820
              State                                                                     1,890             11,290
              Foreign                                                                  79,160             79,160
                                                                             ----------------    ---------------

              Current tax provision                                                   180,920            172,270
                                                                             ----------------    ---------------

         Deferred tax provision/(benefit):
              Federal                                                                330,930             342,140
              State                                                                   (9,720)              7,420
                                                                             ----------------    ---------------

              Deferred tax provision                                                  321,210            349,560
                                                                             ----------------    ---------------

         Total provision for income taxes                                    $        502,130    $       521,830
                                                                             ================    ===============

         Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:
                                                                               For the Six Months Ended June 30,
                                                                                    2001                2000
                                                                                    ----                ----
         Income tax expense at
               statutory federal income tax rate                             $        515,530    $       503,320
         State taxes net of federal benefit                                            14,160             13,780
         Tax refunds                                                                 (15,470)                  -
         Other                                                                       (12,090)              4,730
                                                                             ----------------    ---------------

         Total income tax expense                                            $        502,130    $       521,830
                                                                             ================    ===============

         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of June 30, 2001 are as follows:

         Deferred tax assets:
              Organizational costs                                           $         23,140
              Maintenance reserves                                                    588,660
              Prepaid rent                                                            110,250
              Deferred maintenance                                                    368,620
              Other                                                                     1,670
                                                                             ----------------
                  Deferred tax assets                                               1,092,340
         Deferred tax liabilities:
              Depreciation on aircraft and engines                                 (3,839,560)
              Other                                                                  (290,710)
                                                                             ----------------

                  Net deferred tax liabilities                               $     (3,037,930)
                                                                             ================

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001

5.       Income Taxes (continued)

         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

6.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"). Under this agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any acquisition fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $890,810 and $826,720 during the six months ended June 30, 2001 and 2000, respectively, and $442,800 and $411,020 during the quarters ended June 30, 2001 and 2000, respectively. Because the Company did not acquire any aircraft during the first six months of 2001 or 2000, no acquisition fees were paid to JMC. No remarketing fees were paid to JMC during the first six months of 2001 or 2000.

         Certain employees of JMC participate in an employee stock incentive plan which grants options to purchase shares of the Company held by JHC. As of June 30, 2001, 8,833 such options had been exercised.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions contained in this "Item 2 -- Management's Discussion and Analysis or Plan of Operation" section (particularly the "Outlook" section hereof) regarding: the use, application and replenishment of lessee security deposits; the adequacy of the Company's cash flow to meet interest rate increases under its revolving credit facility; the adequacy of the Company's cash flow to meet ongoing operational needs; the Company's ability to fund repayments under the credit line in the event off-lease aircraft are not remarketed; the Company's ability to remain in compliance with credit line covenants if off-lease aircraft are remarketed; the Company's expectations regarding rent income and earnings for fiscal year 2001; the unavailability of special purpose asset-based financing for acquisitions; the Company's intention to repay a portion of the revolving loans from proceeds of subsequent debt or equity financings; the slowing of certain sectors of the aircraft industry; the supply of suitable transaction opportunities for the Company; the use of proper asset and lessee selection to reduce the impact of industry downturns; the attractiveness of overseas markets; JMC's competitiveness due to its experience and operational efficiency in financing transaction types desired by regional air carriers; and the Company's ability to obtain third party guaranties, letters of credit or other credit enhancements from future lessees; are forward-looking statements. While the Company believes that such statements are accurate, they are dependent upon general economic conditions, particularly those that affect the demand for regional aircraft and engines and the financial status of the Company's primary customers, regional passenger airlines; the success of the Company's remarketing efforts with respect to aircraft that are returned upon expiration or termination of leases; the Company's ability to remain in compliance with the terms of its credit line agreement; the financial performance of the Company's lessees and their compliance with rental, maintenance and return conditions under their respective leases; the Company's ability to maintain the collateral base to prevent required repayments under the credit line; the availability of suitable aircraft acquisition transactions in the regional aircraft market; and future trends and results which cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Factors that could cause or contribute to such differences also include those discussed below in the section entitled "Factors that May Affect Future Results."

Results of Operations

Revenues

The Company had revenues of $5,575,770 and $5,400,230 and net income of $1,014,140 and $958,520 for the six months ended June 30, 2001 and 2000, respectively, and revenues of $2,705,840 and $2,722,020 and net income of $504,760 and $500,680 for the quarters ended June 30, 2001 and 2000, respectively.

Rent income is approximately $175,000 and $20,000 higher in the six month and three month periods of 2001 versus 2000 primarily due to the purchases of additional aircraft on lease during the latter half of 2000, which effect was only partially offset by a decrease in rent from assets sold during the fourth quarter of 2000 and assets which came off-lease during the second quarter of 2001.

Other income is lower by approximately $36,000 for the three month period of 2001 versus 2000 because of lower interest rates and lower cash balances.

Expense Items

Management fees were approximately $64,000 and $32,000 higher, in the six month and three month periods, respectively, of 2001 versus 2000 because of the aircraft acquisitions noted above, net of the aircraft sold during 2000. Such acquisitions had a similar effect on depreciation, which was approximately $113,000 and $57,000 higher in the six month and three month periods, respectively, in 2001 versus 2000 and on interest expense which was approximately $67,000 higher in the six month period of 2001. Interest expense was approximately $28,000 lower in the three month period of 2001 versus 2000 because of lower interest rates during 2001.

The Company recorded negative maintenance expense during 2001 as a result of the effect of the reversal of certain expenses accrued during the fourth quarter of 2000, which more than offset expenses incurred during 2001. Professional fees and general and administrative expenses were lower by approximately $93,000 and $48,000 in the six month and three month periods, respectively, of 2001 versus 2000 primarily because of lower legal and accounting expenses, the effect of which was partially offset by higher insurance expense for off-lease aircraft.

The Company's effective tax rates in the six month and three month periods ended June 30, 2001 were approximately 33% and 32%, respectively, versus 35% and 34% for the same periods of 2000. The Company's tax rate is subject to changes in the mix of domestic and foreign leased assets, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax laws.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings and excess cash flow. The Company had a $35 million revolving credit facility, which expired on June 30, 2000. On June 28, 2000, all outstanding principal and accrued interest was paid and the Company signed an agreement with a new agent for a revolving line of credit totaling $50 million. The new facility, which expires on June 28, 2003, bears interest, at the Company's option, at either (i) prime or (ii) LIBOR plus a margin ranging from 200 to 250 basis points, depending on certain financial ratios. The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of June 30, 2001, the Company was in compliance with all such covenants. As of June 30, 2001, $27,225,000 was outstanding under the credit facility, and interest of $12,660 was accrued, using a combination of prime and LIBOR rates. Because of the collateral limitations discussed below in "Outlook", approximately $3,600,000 of the unused portion of the credit facility was available for borrowing at June 30, 2001.

The prime rate increased by 25 basis points in each of February, March and May 2000. The prime rate then decreased by 50 basis points in each of January, February, March, April and May 2001 and 25 basis points in June 2001. The majority of the Company's borrowings continue to be financed using one-month LIBOR rates, which have decreased since the Company began financing pursuant to such rates during June 1999. The Company believes it has adequate cash flow to meet any increases in interest rates applicable to its credit line obligations. A sudden, severe and prolonged increase in such rates, however, could adversely affect the Company's cash flow by increasing the Company's interest expense almost immediately. Any increase in such interest rates is likely to be the result of increased prevailing interest rates. Increased prevailing interest rates generally result in higher lease rates as well, and so, an increase in credit line payments may be offset at least partially in the future by higher revenues on new leases and renewals of leases. A continued decline in interest rates, however, would have a positive effect on the Company's results, which effect may be partially offset by a corresponding decrease in lease rates.

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

The Company's primary source of revenue is lease rentals collected from lessees of its aircraft assets. It is the Company's policy to monitor each lessee's needs in periods before leases are due to expire. If it appears that a lessee will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. This procedure helps the Company reduce the time that an asset will be "off-lease". The Company's aircraft are subject to leases with varying expiration dates between July 2001 and June 2004. Given the varying lease terms and expiration dates for the aircraft in the Company's portfolio, management believes that the Company will have adequate cash flow to meet its on-going operational needs.

The Company's cash flow from operations for the six months ended June 30, 2001 versus 2000 decreased by approximately $489,000. The decrease from year to year was due to the effect of the change in accounts payable and accrued expenses, prepaid rent, security deposits, maintenance reserves and accrued costs, and deferred taxes. The effect of these changes was only partially offset by an increase in net income, excluding depreciation, and the positive effect of the change in deposits, accounts receivable, notes receivable, prepaid expenses and other assets, and accrued interest on notes payable during 2001 versus 2000.

Specifically, the Company's cash flow from operations for the six months ended June 30, 2001 consisted of net income of $1,014,140 and adjustments consisting primarily of depreciation of $1,395,400, an increase in deposits of $637,610, a decrease in accounts receivable of $157,650, a decrease in accounts payable and accrued expenses of $1,056,640, and increases in maintenance reserves and accrued costs and deferred taxes of $140,030 and $321,210, respectively.

Specifically, the Company's cash flow from operations for the six months ended June 30, 2000 consisted of net income of $958,520 and adjustments consisting primarily of depreciation of $1,282,110, increases in accounts receivable, deposits, and prepaid expenses and other assets of $125,090, $893,730 and $180,010, respectively, decreases in accounts payable and accrued expenses and accrued interest on notes payable of $401,720 and $217,560, respectively, a net increase in deferred taxes of $525,260 and an increase of $767,160 in maintenance reserves collected from lessees.

During 2001, the decrease in cash flow provided by financing activities was a result of principal repayments on the Company's indebtedness. The only cash flow used for investing activities during the first six months of both 2001 and 2000 was for equipment added to aircraft already owned by the Company.

Outlook

Under the provisions of the Company's revolving credit facility, aircraft which are off-lease or coming off-lease within a certain period of time limit the amount of collateral which is required to secure borrowings under the facility. Although the Company successfully remarketed four aircraft during the second quarter, the six aircraft which are off lease or will come off lease by December 31, 2001 precluded and continue to preclude the Company from utilizing the entire $23 million of unused credit on its facility at June 30, 2001. Further, as time passes, the re-lease or sale of these aircraft will be required in order for the Company to remain in compliance with its line of credit covenants. If all the aircraft that are currently off lease or due to be returned to the Company upon termination of leases during 2001 remain unleased, the Company will be required to make additional repayments on its revolving credit facility beginning November 30, 2001. It is unlikely that the Company would have sufficient cash flow to fund the repayment which would be necessary on December 31, 2001, if this worst-case scenario were to occur.

If, however, the Company is able to re-lease some or all of such aircraft before year end, and there are no other unanticipated events with respect to other aircraft currently on lease, the Company will be able to remain in compliance with its covenants and have sufficient collateral to permit additional borrowings. The amount of such borrowings would be dependent upon the net book value of the re-leased assets.

While the Company has previously used special purpose asset-based financing for the acquisition of three aircraft and may have such financing available again in the future, the revolving credit facility is currently the Company's only funding source for new acquisitions because the Company does not have sufficient cash flow to fund the equity portion of a special purpose financing. Therefore, the Company's management has made remarketing of off-lease aircraft the focus of its efforts in 2001 in order to resolve the credit line limitations discussed above.

In addition, a balloon principal payment in connection with the special purpose financing of two aircraft is due at the time the leases expire during the first quarter of 2002. Funding the payment or extending the financing will be dependent on the Company's ability to sell or re-lease the aircraft which serve as collateral.

Because of the loss of revenue from assets sold during the fourth quarter of 2000, which has been only partially offset by acquisitions made during the latter half of 2000, and because of the lease terminations and expirations discussed above, it is likely that rent income for the year in total will be somewhat lower than in 2000. Projected earnings for the remainder of 2001, although positive, will likely be lower than 2000 unless the Company sells assets at a gain during the remainder of the year.

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

As discussed above, in "Liquidity and Capital Resources," the Company's ability to draw on its $50 million credit line is dependent upon the status of its asset base. If a significant portion of the collateral base is off-lease for an extended period of time (see "Ownership Risks" below), this may affect the amount the Company can borrow under its credit line. Since the Company currently does not have additional, immediately available sources of acquisition funding, the ability to draw fully on its credit line will be a critical factor to enable the Company to continue its asset and revenue growth.

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and involves a number of substantial risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is, in turn, highly sensitive to general economic conditions. Ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The Company anticipates that the bulk of the equipment it acquires will be used aircraft equipment. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of older aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off-lease. The Company's expected concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline in value. If "regional jets" were to be used on short routes previously served by turboprops, even though regional jets are more expensive to operate than turboprops, the demand for turboprops could be decreased. This could result in lower lease rates and values for the Company's existing turboprop aircraft.

General Economic Conditions. The market for used aircraft has been cyclical, and usually reflects economic conditions and the strength of the travel and transportation industry. The Company believes that the air transport industry is experiencing some slowing in certain sectors. A weaker domestic and international economic situation could lead to less air travel, less revenue, and less demand for aircraft capacity by the air carriers who are the Company's customers. In addition, at any time, the market for used aircraft may be adversely affected by such factors as airline financial difficulties, higher fuel costs, and improved availability and economics of new replacement aircraft.

The last two years have seen a dramatic rise in the cost of fuel. Because of the current strong demand for air transport, some carriers have been able to pass the increased cost on to passengers, while others have experienced decreased profitability. If fuel prices remain higher, this could weaken the aircraft and air transport industry generally.

The Company believes that the current aircraft market still provides transaction opportunities for the Company, primarily in overseas markets, as well as domestically. There are currently some disparities between geographic regions with respect to the condition of the air transport industry, with certain areas of South America, in particular, experiencing economic difficulties. There have also been disruptions in the currency markets in certain geographic areas. To the extent that such disruptions adversely affect a region's economic growth, suitable transactions may be more difficult for the Company to find in that region and the Company's lessees in that area may be adversely affected.

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

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights than those which apply in the United States. The Company could experience collection problems related to the enforcement of its lease agreements under foreign local laws and the remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code would not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a central registration or recording system with which to locally establish the Company's interest in equipment and related leases. This could add difficulty in recovering an aircraft in the event that a foreign lessee defaults.

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

Risks Related to Regional Air Carriers. Because the Company has concentrated its existing leases and intends to concentrate on leases to regional air carriers, it is subject to certain risks. First, some of the lessees in the regional air carrier market are companies that are start-up, low capital, low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. Leasing transactions with these types of lessees result in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy. The Company evaluates the credit risk of each lessee carefully, and attempts to obtain a third party guaranty, letters of credit or other credit enhancement, if it deems them necessary. There is no assurance, however, that such enhancements will be available or that even if obtained will fully protect the Company from losses resulting from a lessee default or bankruptcy. Second, a significant area of growth of this market is in areas outside of the United States, where collection and enforcement are often more difficult and complicated than in the United States.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2001.


                                AEROCENTURY CORP.


                         By:    /s/ Neal D. Crispin
                                Neal D. Crispin
                         Title: President


                                /s/ Toni M. Perazzo
                                Toni M. Perazzo
                         Title: Senior Vice President - Finance and Secretary
                                the Registrant (Principal Financial and
                                Accounting Officer)