Form 10-Q
period 2001-09-30
AEROCENTURY CORP
filed 2001-11-13
CIK 1036848

19



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

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
Yes  X     No
   -----     -----

As of November 13, 2001 the Issuer has 1,606,557 Shares of Common Stock outstanding, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes        No __X__
                                                               -----       -

Part I.       Financial Information

Item 1.       Financial Statements

                                AeroCentury Corp.
                           Consolidated Balance Sheet


                                     ASSETS
                                                                                    September 30,
                                                                                        2001

Assets:
     Cash and cash equivalents                                                    $     2,044,420
     Deposits                                                                           7,405,320
     Accounts receivable                                                                  446,140
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $15,014,270                                 58,285,610
     Note receivable                                                                       80,910
     Prepaid expenses and other                                                           581,470
                                                                                  ---------------

Total assets                                                                      $    68,843,870
                                                                                  ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       788,480
     Notes payable and accrued interest                                                37,659,640
     Maintenance reserves and accrued costs                                             6,423,050
     Security deposits                                                                  1,689,770
     Prepaid rent                                                                         309,830
     Deferred taxes                                                                     3,266,010
                                                                                  ---------------

Total liabilities                                                                      50,136,780
                                                                                  ---------------

Shareholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued                                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  5,388,350
                                                                                  ---------------
                                                                                       19,211,160
     Treasury stock at cost, 63,300 shares                                               (504,070)
                                                                                  ---------------

Total shareholders' equity                                                             18,707,090
                                                                                  ---------------

Total liabilities and shareholders' equity                                        $    68,843,870
                                                                                  ===============


The accompanying notes are an integral part of this statement.

                                AeroCentury Corp.
                        Consolidated Statements of Income


                                              For the Nine Months Ended             For the Three Months Ended
                                                    September 30,                         September 30,
                                               2001             2000                2001                 2000
                                               ----             ----                ----                 ----
Revenues:

     Rent income                        $     7,787,150     $     8,065,660     $     2,455,720    $      2,849,060
     Other income                               667,450             304,220             423,110             120,600
                                        ---------------     ---------------     ---------------    ----------------

                                              8,454,600           8,369,880           2,878,830           2,969,660
                                        ---------------     ---------------     ---------------    ----------------
Expenses:

     Management fees                          1,329,720           1,262,650             438,910             435,930
     Depreciation                             2,100,960           1,961,510             705,560             679,400
     Interest                                 2,234,490           2,470,200             662,970             933,360
     Maintenance                                143,330             110,000             155,460             110,000
     Professional fees and
       general and administrative               327,700             345,620             113,800              71,420
                                        ---------------     ---------------     ---------------    ----------------

                                              6,136,200           6,149,980           2,076,700           2,230,110
                                        ---------------     ---------------     ---------------    ----------------

Income before taxes                           2,318,400           2,219,900             802,130             739,550

Tax provision                                   773,980             773,020             271,850             251,190
                                        ---------------     ---------------     ---------------    ----------------

Net income                              $     1,544,420     $     1,446,880     $       530,280    $        488,360
                                        ===============     ===============     ===============    ================

Weighted average common
  shares outstanding                          1,543,257           1,543,257           1,543,257           1,543,257
                                        ===============     ===============     ===============    ================

Basic earnings per share                $          1.00     $          0.94     $          0.34    $           0.32
                                        ===============     ===============     ===============    ================


The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                      Consolidated Statements of Cash Flows


                                                                       For the Nine Months Ended September 30,

                                                                             2001                    2000
                                                                             ----                    ----

Net cash provided by operating activities                            $     2,649,830           $     3,666,180

Investing activity -
   Purchase of aircraft and aircraft engines                                (275,380)              (11,477,780)
                                                                     ---------------           ---------------
Net cash used by investing activities                                       (275,380)              (11,477,780)

Financing activities:
   Issuance of notes payable                                                       -                 9,885,000
   Repayment of notes payable                                             (3,514,500)               (1,319,380)
                                                                     ---------------           ---------------
Net cash (used)/provided by financing activities                          (3,514,500)                8,565,620

Net (decrease)/increase in cash and cash equivalents                      (1,140,050)                  754,020

Cash and cash equivalents, beginning of period                             3,184,470                 1,251,730
                                                                     ---------------           ---------------

Cash and cash equivalents, end of period                             $     2,044,420           $     2,005,750
                                                                     ===============           ===============


The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2001

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

         Certain amounts previously reported have been reclassified to conform to the current year presentation. These reclassifications do not affect previously reported net income or shareholders' equity.

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

         At September 30, 2001, the Company held security deposits of $1,689,770, refundable maintenance reserves received from lessees of $3,488,890 and non-refundable maintenance reserves of $2,226,660.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2001

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

(g)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At September 30, 2001, the Company had accrued costs of approximately $518,000 related to three of its aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2001

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

(k)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the three months and nine months ended September 30, 2001 and 2000.

(l)      Recent Accounting Pronouncements

         SFAS No. 137, which amended the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1999. The Company adopted SFAS No. 133 on January 1, 2001. This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. Because the Company does not hold any derivatives as defined in SFAS No. 133, the adoption of SFAS No. 133 did not have a material effect on its results of operations or financial position.

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

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2001

2.       Aircraft and Aircraft Engines On Operating Leases

         At September 30, 2001, the Company owned three deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, three Shorts SD 3-60, six Fokker 50s, two Saab 340As and 26 turboprop engines, one of which is held in inventory as a spare and is not subject to a lease or to depreciation. The Company did not acquire any aircraft during the first nine months of 2001, but did capitalize a total of $275,380 of equipment added to three aircraft. As discussed in Note 7, one of the Company's Shorts SD 3-60 aircraft was sold during October 2001.

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

         The lease for one of the Company's two DHC-7 aircraft was extended from September 30, 2000 to the date of completion of its pre-return inspection in July 2001. The Company is currently seeking re-lease or sale opportunities for both DHC-7 aircraft.

         At the time of purchase, one of the Company's Shorts SD 3-60 aircraft was subject to a 48-month lease, expiring in March 2002, with a British regional airline. The original lease, entered into in 1998, did not require that the lessee pay maintenance reserves based on usage because, at the time, the lessee was considered creditworthy. Subsequently, the airline experienced financial difficulties and, on February 24, 2000, filed for reorganization. The lessee continued to operate the aircraft, and, under the reorganization plan, the lessee agreed to continue leasing the Company's aircraft on a month-to-month basis, at the same rent. Upon its return to the Company during the fourth quarter of 2000, the Company was able to inspect the aircraft in order to identify its maintenance requirements and estimate the funds needed to complete such maintenance. Based on this inspection, the Company accrued $521,000 of maintenance costs in 2000, related to hours flown prior to the reorganization filing, which the Company did not anticipate receiving from the lessee or from the reorganization administrator. During the second quarter of 2001, the Company received approximately $9,300 of rent which had not been paid by the lessee during the fourth quarter of 2000 and which the Company had not accrued. In addition, the reorganization administrator paid approximately $210,000 for maintenance work on the aircraft. Therefore, the Company reversed $210,000 of the maintenance accrual made during 2000. During the second quarter, the aircraft was re-leased to a new lessee. In connection with the delivery of the aircraft to the new lessee, the Company capitalized approximately $239,000 of equipment added to the aircraft and incurred approximately $166,000 of unanticipated maintenance expenses. In addition, based on its periodic review of the adequacy of maintenance reserves, the Company accrued an additional $50,000 of maintenance expense for the aircraft. Therefore, at September 30, 2001, the reserve balance for this aircraft was $361,000. However, during October 2001, the Company and the lessee agreed to the early termination of the lease and the aircraft was sold to a third party. At that time, the previously accrued maintenance expense was reversed.

         The leases for the Company's other two Shorts SD 3-60 aircraft were extended from March 31, 2001 to their pre-return inspection completion. The inspections were completed and the aircraft were returned during May. One of the aircraft has been re-leased to a regional operator in Haiti. The Company is currently seeking re-lease or sale opportunities for the second aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2001

2.       Aircraft and Aircraft Engines On Operating Leases (continued)

         The lease for one of the Company's Fokker 50 aircraft has been extended from June 30, 2001 to December 31, 2001.

         The lessee of twenty-four of the Company's leased engines has exercised its option to extend the lease for an additional two-year term, through April 30, 2004.

         In June 2001, one of the Company's deHavilland DHC-8 aircraft sustained significant damage while landing. During the third quarter of 2001, the Company received net insurance proceeds of $350,000, which represented the amount in excess of the cost of repairs to the aircraft. The insurance proceeds are included in other income.

3.       Note Receivable

         At September 30, 2001, the Company's note receivable consists of a loan to one of the Company's long-standing lessees in connection with a manufacturer-required inspection of the aircraft and repair of certain components. The Company and the lessee agreed to a cost sharing arrangement whereby a portion of the cost was funded by maintenance reserves previously paid by the lessee and the remaining cost was allocated to the Company and the lessee. The Company recorded a note receivable for the lessee's portion, net of interest to be received at a rate of 5%, which will be repaid through increased rent during the remainder of the lease term, which expires on April 30, 2003.

4.       Notes Payable and Accrued Interest

         On June 28, 2000, the Company signed an agreement for a revolving credit facility totaling $50 million. The new facility, which expires on June 28, 2003, bears interest, at the Company's option, at either (i) prime or (ii) LIBOR plus a margin ranging from 200 to 250 basis points, depending on certain financial ratios. The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of September 30, 2001, the Company was in compliance with all such covenants. As of September 30, 2001, $27,225,000 was outstanding under the credit facility, and interest of $14,130 was accrued, using a combination of prime and LIBOR rates. As discussed in "Outlook", below, the Company made a repayment on its revolving credit facility in the amount of $300,000 during October 2001 because of certain collateral borrowing base limitations and may be required to make additional monthly repayments.

         As discussed in Note 1, during November 1999 the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consisted of a note in the amount of $9,061,000, due February 15, 2002, which bears fixed interest at 8.04%. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at September 30, 2001 was $7,280,950. A similar financing was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bears fixed interest at 8.36% for the acquisition of one aircraft. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at September 30, 2001 was $3,130,840 and interest of $8,720 was accrued. As of September 30, 2001, the Company was in compliance with all covenants of the loan agreements pertaining to the financing of these three aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2001

5.       Income Taxes

         The items comprising income tax expense are as follows:
                                                                            For the Nine Months Ended September 30,
                                                                                    2001                2000
                                                                                    ----                ----

         Current tax provision:
              Federal                                                        $         97,670    $        61,050
              State                                                                     8,280             14,530
              Foreign                                                                 118,750            118,750
                                                                             ----------------     ---------------

              Current tax provision                                                   224,700            194,330
                                                                             ----------------    ---------------

         Deferred tax provision/(benefit):
              Federal                                                                 563,960            573,470
              State                                                                   (14,680)             5,220
                                                                             ----------------    ---------------

              Deferred tax provision                                                  549,280            578,690
                                                                             ----------------    ---------------

         Total provision for income taxes                                    $        773,980    $       773,020
                                                                             ================    ===============

         Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:
                                                                            For the Nine Months Ended September 30,
                                                                                    2001                2000
                                                                                    ----                ----
         Income tax expense at
               statutory federal income tax rate                             $        788,250    $       754,770
         State taxes net of federal benefit                                            20,880             20,760
         Tax refunds                                                                  (15,470)                 -
         Other                                                                        (19,680)            (2,510)
                                                                             ----------------    ---------------

         Total income tax expense                                            $        773,980    $       773,020
                                                                             ================    ===============

         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of September 30, 2001 are as follows:

         Deferred tax assets:
              Organizational costs                                           $         19,270
              Maintenance reserves                                                    618,420
              Prepaid rent                                                            108,130
              Deferred maintenance                                                    332,580
              Other                                                                     2,360
                                                                             ----------------
                  Deferred tax assets                                               1,080,760
         Deferred tax liabilities:
              Depreciation on aircraft and engines                                 (4,064,610)
              Other                                                                  (282,160)
                                                                             ----------------

                  Net deferred tax liabilities                               $     (3,266,010)
                                                                             ================

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2001

5.       Income Taxes (continued)

         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

6.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"). Under this agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any acquisition fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $1,329,720 and $1,262,650 during the nine months ended September 30, 2001 and 2000, respectively, and $438,910 and $435,930 during the quarters ended September 30, 2001 and 2000, respectively. Because the Company did not acquire any aircraft during the first nine months of 2001, no acquisition fees were paid to JMC. During the same period of 2000, the Company accrued a total of $371,300 in acquisition fees, which are included in the capitalized cost of the aircraft. No remarketing fees were paid to JMC during the first nine months of 2001 or 2000.

         Certain employees of JMC participate in an employee stock incentive plan which grants options to purchase shares of the Company held by JHC. As of September 30, 2001, 28,833 such options had been exercised.

7.       Subsequent Events

         During October 2001, the Company and the lessee for one of the Company's Shorts SD 3-60 aircraft agreed to an early termination of the lease which requires that the lessee pay all amounts due through the return date, as well as a termination payment. Upon its return from the lessee, the aircraft was sold. The total of the sales proceeds and the maintenance reserves retained by the Company approximated book value.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this report and, in particular, the discussion regarding the Company's beliefs, plans, objectives, expectations and intentions contained in this "Item 2 -- Management's Discussion and Analysis or Plan of Operation" section (particularly the "Outlook" section hereof) regarding: the use, application and replenishment of lessee security deposits; the adequacy of the Company's cash flow to meet interest rate increases under its revolving credit facility; the early initiation of remarketing efforts helping to reduce off-lease time for the assets; the adequacy of the Company's cash flow to meet ongoing operational needs; the Company's ability to fund repayments under the credit facility in the event off-lease aircraft are not remarketed; the Company's ability to remain in compliance with credit facility covenants if off-lease aircraft are remarketed; the anticipated increased demand for shorter-term leases; the Company's need to change credit line covenants to take advantage of such demand; the expected time of a decision by lenders on such covenant changes; the Company's expectations regarding rent income and earnings for the fourth quarter of 2001; the impact of rent concessions, rent collection problems and aircraft value reductions on fourth quarter results; the Company's intention to repay a portion of the revolving loans from proceeds of subsequent debt or equity financings; the attractiveness of overseas markets; JMC's competitiveness due to its experience and operational efficiency in financing transaction types desired by regional air carriers; the acquisition by lessees of additional war risk coverage before new policy limitations take effect; and the Company's ability to obtain third party guaranties, letters of credit or other credit enhancements from future lessees; are forward-looking statements. While the Company believes that such statements are accurate, they are dependent upon general economic conditions, particularly those that affect the demand for regional aircraft and engines and the financial status of the Company's primary customers, regional passenger airlines; the lack of any further disruptions to the air travel industry similar to that which occurred on September 11, 2001; the success of the Company's remarketing efforts with respect to aircraft that are returned upon expiration or termination of leases; the Company's ability to remain in compliance with the terms of its credit facility agreement; the financial performance of the Company's lessees and their compliance with rental, maintenance and return conditions under their respective leases; the availability of suitable aircraft acquisition transactions in the regional aircraft market; and future trends and results which cannot be predicted with certainty. The Company's actual results could differ materially from those discussed in such forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Factors that could cause or contribute to such differences also include those discussed below in the section entitled "Factors that May Affect Future Results."

Results of Operations

Revenues

The Company had revenues of $8,454,600 and $8,369,880 and net income of $1,544,420 and $1,446,880 for the nine months ended September 30, 2001 and 2000, respectively, and revenues of $2,878,830 and $2,969,660 and net income of $530,280 and $488,360 for the quarters ended September 30, 2001 and 2000, respectively.

Rent income is approximately $279,000 lower in the nine month period of 2001 versus 2000 primarily due to the decrease in rent from assets sold during the fourth quarter of 2000 and assets which came off-lease during the second quarter of 2001, which effect was only partially offset by the purchases of additional aircraft on lease during the latter half of 2000. These transactions had the same effect on the comparison of the three month periods for both years, resulting in lower rent income of approximately $393,000 in 2001.

Due to the net insurance proceeds received as a result of damage to one of the Company's deHavilland DHC-8 aircraft, other income is higher by approximately $363,000 and $303,000 for the nine and three month periods of 2001 versus 2000.

Expense Items

Management fees were approximately $67,000 and $3,000 higher in the nine month and three month periods, respectively, of 2001 versus 2000 because of the aircraft acquisitions during the latter half of 2000, net of the aircraft sold during 2000. Such acquisitions had a similar effect on depreciation, which was approximately $139,000 and $26,000 higher in the nine month and three month periods, respectively, in 2001 versus 2000. Interest expense was approximately $236,000 and $270,000 lower in the nine month and three month periods of 2001 versus 2000 because of lower interest rates and a lower average principal balance during 2001.

Maintenance expense was approximately $33,000 and $45,000 higher during the nine month and three month periods of 2001 as a result of work performed to ready the Company's off-lease aircraft for re-lease to new customers. Professional fees and general and administrative expenses were lower by approximately $18,000 in the nine month period of 2001 versus 2000 primarily because of lower legal and accounting and other expenses, the effect of which was partially offset by higher insurance expense for off-lease aircraft. Professional fees and general and administrative expenses were approximately $42,000 higher in the three month period of 2001 because of higher legal and insurance expense.

The Company's effective tax rates in the nine month and three month periods ended September 30, 2001 were approximately 33% and 34%, respectively, versus 35% and 34% for the same periods of 2000. The Company's tax rate is subject to changes in the mix of domestic and foreign leased assets, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax laws.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings and excess cash flow. On June 28, 2000, the Company signed an agreement for a revolving credit facility totaling $50 million. The new facility, which expires on June 28, 2003, bears interest, at the Company's option, at either (i) prime or (ii) LIBOR plus a margin ranging from 200 to 250 basis points, depending on certain financial ratios. The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of September 30, 2001, the Company was in compliance with all such covenants. As of September 30, 2001, $27,225,000 was outstanding under the credit facility, and interest of $14,130 was accrued, using a combination of prime and LIBOR rates. Because of the collateral limitations discussed below in "Outlook", approximately $225,000 of the unused portion of the credit facility was available for borrowing at September 30, 2001.

The majority of the Company's borrowings continue to be financed using one-month LIBOR rates, which have decreased since the Company began financing pursuant to such rates during June 1999. The Company believes it has adequate cash flow to meet any increases in interest rates applicable to its credit facility obligations.

The primary source of the Company's acquisition financing is the credit facility, which carries a floating interest rate. Therefore, the Company's interest expense will generally move up or down with the prevailing interest rates, as the Company has not entered into any interest rate hedges.

Because aircraft owners seeking financing generally can obtain financing through either leasing transactions or traditional secured debt financings, prevailing interest rates are a significant factor in determining market lease rates, and market lease rates generally move up or down with prevailing interest rates, assuming supply and demand of the desired equipment remains constant.
 However, because lease rates for the Company's assets typically are fixed under existing leases, the Company typically does not experience any positive or negative impact in revenue from changes in market lease rates due to interest rate changes until such leases have terminated.

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

The Company's primary source of revenue is lease rentals collected from lessees of its aircraft assets. It is the Company's policy to monitor each lessee's needs in periods before leases are due to expire. If it appears that a lessee will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. This procedure helps the Company reduce the time that an asset will be "off-lease". The Company's aircraft are subject to leases with varying expiration dates between November 2001 and June 2004. Given the varying lease terms and expiration dates for the aircraft in the Company's portfolio, management believes that the Company will have adequate cash flow to meet its on-going operational needs. See "Outlook", below, for a discussion of factors which may affect the Company's cash flow.

The Company's cash flow from operations for the nine months ended September 30, 2001 versus 2000 decreased by approximately $1,016,000. The decrease from year to year was due to the effect of the change in accounts payable and accrued expenses, maintenance reserves and accrued costs, security deposits, and prepaid rent, and a net decrease in deferred taxes. The effect of these changes was only partially offset by an increase in net income, and the positive effect of the change in deposits, accounts receivable, notes receivable, prepaid expenses and other assets, and accrued interest on notes payable during 2001 versus 2000.

Specifically, the Company's cash flow from operations for the nine months ended September 30, 2001 consisted of net income of $1,544,420 and adjustments consisting primarily of depreciation of $2,100,960, an increase in deposits of $541,750, a decrease in accounts receivable of $125,020, decreases in accounts payable and accrued expenses and security deposits of $1,096,860 and $124,030, respectively, an increase in maintenance reserves and accrued costs of $112,850 and a net increase in deferred taxes of $549,290.

Specifically, the Company's cash flow from operations for the nine months ended September 30, 2000 consisted of net income of $1,446,880 and adjustments consisting primarily of depreciation of $1,961,510, increases in deposits, accounts receivable, and prepaid expenses and other assets of $1,993,540, $668,400 and $232,450, respectively, increases in accounts payable and accrued expenses, maintenance reserves and accrued costs, security deposits, prepaid rent, and a net increase in deferred taxes of $472,820, $1,888,350, $85,630, $118,020 and $754,400, respectively, and a decrease of $167,040 in accrued interest on notes payable.

The decrease in cash flow provided by financing activities from year to year was a result of principal repayments on the Company's indebtedness, which, during 2000, were more than offset by borrowings used to finance aircraft purchases. The only cash flow used for investing activities during the first nine months of 2001 was for equipment added to aircraft already owned by the Company, as compared to the first nine months of 2000, when the Company purchased three aircraft.

Outlook

Under the provisions of the Company's revolving credit facility, when an aircraft that is part of the collateral base securing the credit facility is off-lease or coming off-lease within a certain period of time, there is a reduction in the amount of the collateral base, which affects the amount that can be outstanding under the credit facility. Although the Company has recently re-leased an aircraft, extended the lease on a pool of engines pursuant to an option and sold an aircraft, the aircraft which are off lease or will come off lease by December 31, 2001 (five as of October 31, 2001) precluded the Company from utilizing almost all of the $23 million of unused credit on its facility at September 30, 2001. The eventual re-lease or sale of these aircraft will be required in order for the Company to utilize the remaining credit facility as well as to remain in compliance with its credit facility covenants. The Company made a repayment on its revolving credit facility in the amount of $300,000 during October 2001. If all the aircraft that are currently off lease or due to be returned to the Company upon termination of leases during 2001 remain unleased, the Company will be required to make additional monthly repayments totaling $550,000 through December 2001. The Company anticipates having sufficient cash flow to fund such repayments if this scenario were to occur.

If, however, the Company is able to re-lease some or all of such aircraft before year end, and there are no other unanticipated negative events with respect to other aircraft currently on lease, the Company should be able to remain in compliance with its covenants and have sufficient collateral to permit additional borrowings. The amount of such borrowings would be dependent upon the net book value of the re-leased assets.

The Company believes that the events of September 11, 2001 in the United States have created increased demand for shorter term leases. As a result, the Company has approached the agent bank for the Company's revolving credit facility to discuss changes to certain financial covenants contained in the loan agreement. The Company believes such changes will be necessary to enable it to continue to take advantage of business opportunities in the current industry environment. In particular, the ability to have assets on short-term leases included in the collateral base could be a significant factor in the Company's ability to acquire additional assets in the near- and medium-term. The Company anticipates a decision from its lenders during the fourth quarter of 2001.

While the Company has previously used special purpose asset-based financing for the acquisition of three aircraft and may have such financing available again in the future, the revolving credit facility is currently the Company's only funding source for new acquisitions because the Company does not have sufficient cash flow to fund the equity portion of a special purpose financing. Therefore, the Company's management is making remarketing of off-lease aircraft the primary focus of its efforts in the balance of 2001 and 2002 in order to resolve the credit facility limitations discussed above.

A balloon principal payment in connection with the special purpose financing of two aircraft is due at the time the leases expire during the first quarter of 2002. Funding the payment or extending the financing will be dependent on the Company's ability to sell or re-lease the aircraft which serve as collateral.

Because of the loss of revenue from assets sold during the fourth quarter of 2000, which has been only partially offset by acquisitions made during the latter half of 2000, and because of the lease terminations and expirations discussed above, it is likely that rent income for the fourth quarter of 2001 will be substantially lower than in 2000. In addition, while the Company leases primarily to regional airlines that operate outside the U.S., management recognizes that some customers may be adversely impacted by the September 11, 2001 terrorist attacks in the U.S. Several of the Company's lessees have approached the Company to discuss revised payment terms in light of these events. Also, the Company is reviewing its asset valuations in light of the worldwide economic downturn. Fourth quarter results could be negatively affected by rental reduction concessions, rent collections and possible reductions in aircraft values. Although management has begun assessing the impact of these factors on the Company, it is too early to determine the extent of any such impact.

Factors that May Affect Future Results

General Economic Conditions; Recent Events. The Company's business is dependent upon general economic conditions and the strength of the travel and transportation industry. The industry appeared to be experiencing the beginnings of a cyclical downturn early in the third quarter, and this downturn was exacerbated greatly by the terrorist attacks of September 11, 2001 and their aftermath. As a result, there has been a severe reduction in air travel, and less revenue and less demand for aircraft capacity by the major air carriers, particularly those that serve U.S. markets.

The Company's lessees and targeted potential lessees have been primarily outside the U.S. It is not clear how long this downturn will last and whether and to what extent it will have an effect on the non-U.S. regional carriers that are the Company's primary lessees, and the consequent overall impact on the Company's results. It is possible that in certain instances, current economic circumstances may favor the Company, in that planned aircraft replacements for the Company's leased aircraft by its lessees may be cancelled or postponed, resulting in greater likelihood of renewals by existing lessees. Further, demand for more economically operated turboprop aircraft (which make up most of the Company's portfolio), relative to the more expensive new regional jets, may increase (see "Leasing Risks," below).

At this time, it appears that large, international carriers have been most affected by these adverse events. To the extent that the Company's regional lessees depend on passenger traffic from the international carriers, they may also be adversely affected. Those regional carriers that are less dependent on the major carriers, however, may be less affected. Nevertheless, since regional carriers are not as well-capitalized as major air carriers, the downturn may result in the increased possibility of an economic failure of one or more of the Company's lessees. The combined effect of all or any decreased air travel, further weakening of the industry as a result of subsequent threats of attacks similar to the September 11 events, an increase in the price of jet fuel due to fears of hostilities in the Middle East and increased costs and reduced operations by air carriers due to new security directives, depending on their scope and duration, could have a material adverse impact on the Company's lessees and thus the Company's results. Further, if there is substantial excess capacity for regional air carriers, the supply of regional aircraft may become out of balance with demand. If this were to occur, the Company's off-lease periods for its aircraft may significantly increase, and the value of its portfolio of aircraft could be adversely impacted.

One anticipated result of the economic situation is that lessees are likely to desire shorter-term leases which will give those lessees more short-term flexibility to deal with the current downturn. The Company's ability to enter into such short-term leases is somewhat limited by credit facility covenants that govern to what extent aircraft on short-term leases can be added to the collateral base that determines how much the Company can draw under the credit facility (see "Credit Facility Availability," below). The Company is currently working with its lenders to modify such covenants to give the Company more flexibility to offer short-term leases to its lessees without a negative impact on the credit facility covenants. There can be no assurance that the Company will be successful in obtaining its desired amendments to the credit facility agreement with its lenders.

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

Credit Facility Availability and Repayments Based on Collateral Base. As discussed above, in "Outlook" the Company's ability to draw on its $50 million credit facility is dependent upon the status of its collateral base. If a significant portion of the collateral base is off-lease for an extended period of time (see "Ownership Risks" below), this may affect the amount the Company can borrow under its credit line. Since the Company currently does not have additional, immediately available sources of acquisition funding, the ability to draw fully on its credit facility will be a critical factor to enable the Company to continue its asset and revenue growth. Further, as discussed above in "Outlook", if the five aircraft which are off lease or will come off lease by December 31, 2001 remain either unsold or off-lease, the Company will be required to make monthly principal repayments totaling $550,000 through December 2001. While the Company has sufficient cash to make such repayments through December 31, 2001, if the aircraft remain unleased or unsold through that date, and the Company has not obtained a waiver or amendment of such covenants from its lenders by that time, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with the covenants, or, if that is not possible, default on its credit facility.

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and involves a number of risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is, in turn, sensitive to general economic conditions. Ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The Company anticipates that the bulk of the equipment it acquires will be used aircraft equipment. The market for used aircraft is cyclical, and generally, but not always, reflects economic conditions and the strength of the travel and transportation industry, which is currently experiencing a severe downturn. The demand for and value of many types of older aircraft in the recent past have been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of older aircraft coming off-lease. The Company's expected concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline in value. If "regional jets" were to be used on short routes previously served by turboprops, even though regional jets are more expensive to operate than turboprops, the demand for turboprops could be decreased. This could result in lower lease rates and values for the Company's existing turboprop aircraft.

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

As a result of the terrorist attacks of September 11, 2001, certain insurance carriers have instituted a new $50 million limitation on war risk liability coverage. To the extent that the $50 million coverage is not sufficient to comply with lease obligations, the Company will require that its lessees acquire additional insurance, to bring coverage up to the required limits. To date, the Company believes that all of its lessees who have received notices of the new limitation have either obtained the additional coverage required or will do so before the limitation takes effect. If the additional insurance or government indemnity is not acquired in time, then the Company may ground any aircraft until it is adequately insured.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AEROCENTURY CORP.
                                 (Registrant)


                           By:    /s/ Neal D. Crispin
                                  -------------------
  Date: November 13, 2001         Neal D. Crispin
                           Title: President


                                  /s/ Toni M. Perazzo
                                  -------------------
 Date: November 13, 2001          Toni M. Perazzo
                           Title: Senior Vice President - Finance
                                  Chief Financial Officer and Secretary
                                  (Principal Financial and Accounting Officer)