Form 10-K
period 2001-12-31
AEROCENTURY CORP
filed 2002-03-26
CIK 1036848

13

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

                                       OR

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
         ------------

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

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes   X      No
    -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the Issuer's most recent fiscal year:  $11,231,990

On March 25, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the average of bid and asked price as of March 25, 2002) was $5,746,810.

As of March 25, 2002, the Issuer had 1,543,257 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No     X
                                                               -----      -----

Documents Incorporated by Reference: Part III of this Report on Form 10-KSB incorporates information by reference from the Registrant's Proxy Statement for its 2002 Annual Meeting to be filed on or about March 26, 2002.

                                     PART I

Forward-Looking Statements

This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements in this Annual Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include (i) in Item 1 "Business -- Business of the Company," statements regarding the Company's intention to achieve its business objective by reinvesting cash flow and obtaining short-term and long-term financing and/or equity financing; JMC's ability to use its industry knowledge to purchase assets at an appropriate price, maintain a high overall on-lease rate and purchase assets that are likely to retain their value until the end of the initial lease of the assets; the Company's focus on lease provisions that provide for lessee maintenance and return conditions; and the Company's ability to enter into transactions with a wider range of lessees than traditional, large lending institutions and leasing companies; (ii) in Item 1 "Business -- Working Capital Needs," the statements that the Company believes it has sufficient cash to fund certain repayments; and the Company's belief that the Company's cash flow should be sufficient to cover management fees, professional fees and interest expense, and provide excess cash flow that can be used with financings to acquire additional assets; (iii) in Item 1 "Business -- Competition," statements regarding the Company's belief that it has a competitive advantage due to its experience and operational efficiency in financing transactions of a certain size; and management's belief that the Company has a competitive advantage because JMC has developed a reputation as a global participant in the aircraft leasing market; (iv) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements regarding the Company's intention to achieve its business objective by reinvesting cash flow and obtaining short-term and long-term financing and/or equity financing; the adequacy of the Company's cash flow to make a repayment of approximately $1,400,000 on the Company's credit facility and to meet increased interest rates and principal payments under the Company's revolving credit facility; the Company's expectation that certain aircraft will be returned and accepted by the Company in the second quarter of 2002; and management's belief that the Company will have adequate cash flow to meet its on-going operational needs; (v) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements regarding the Company's belief that it will have sufficient flexibility to re-lease assets for terms which will enable the Company to maintain compliance with its credit facility covenants; the Company's anticipation that it will have sufficient cash flow to fund payments on its credit facility through December 2002; management's focus on remarketing efforts to enable greater use of the revolving credit facility; the Company's expectation that certain aircraft will be returned and accepted by the Company in the second quarter of 2002; and the Company's belief that any sale of certain aircraft would generate more than enough funds to pay the balloon payment due on its special purpose asset-based bank financing; and (vi) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," statements regarding the possibility that certain current economic conditions may favor the Company in that there may be a greater likelihood of renewals by existing lessees and increased demand for more economically operated turboprop aircraft (which make up most of the Company's portfolio); an increased desire for short-term leases by aircraft lessees; the adequacy of the Company's cash flow to make a repayment on the Company's credit facility; the Company's intention to repay a portion of the revolving loans from proceeds of subsequent debt or equity financings and the likelihood that such replacement financing would provide the Company with more favorable long-term repayment terms and permit the Company to make further borrowings under the revolving credit facility equal to the amount of revolving debt refinanced; the attractiveness of overseas markets; JMC's competitiveness due to its experience and operational efficiency in financing transaction types desired by regional air carriers; the acquisition by lessees of additional war risk coverage before new policy limitations take effect; and the Company's ability to obtain third party guaranties, letters of credit or other credit enhancements from future lessees. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results", including general economic conditions, particularly those that affect the demand for regional aircraft and engines and the financial status of the Company's primary customers, regional passenger airlines; the lack of any further disruptions to the air travel industry similar to that which occurred on September 11, 2001; the success of the Company's remarketing efforts with respect to aircraft that are returned upon expiration or termination of leases; the Company's ability to remain in compliance with the terms of its credit facility agreement; the financial performance of the Company's lessees and their compliance with rental, maintenance and return conditions under their respective leases; the availability of suitable aircraft acquisition transactions in the regional aircraft market; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report on Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's Reports on Forms 10-QSB and 8-K.

Item 1.           Description of Business.

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

During November 1999 and September 2000, AeroCentury Corp. formed two wholly-owned subsidiaries, AeroCentury Investments LLC ("AeroCentury LLC") and AeroCentury Investments II LLC ("AeroCentury II LLC"), respectively, for the purpose of acquiring aircraft using a combination of cash and bank financing separate from AeroCentury Corp.'s credit facility. Financial information for AeroCentury, AeroCentury LLC and AeroCentury II LLC (collectively, the "Company") is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation.

At December 31, 1997, all of the Company's outstanding common stock, consisting of 150,000 shares, was owned by JetFleet Holding Corp. ("JHC"). JHC is the parent corporation of JetFleet Management Corp. ("JMC"), which is an integrated aircraft management, marketing and financing business. JMC is the management company for the Company pursuant to the Management Agreement between JMC and the Company.

The Company is engaged in the business of investing in used regional aircraft equipment leased to foreign and domestic regional air carriers. By assuming the business of the Partnerships in January 1998, the Company became owner of a portfolio of aircraft and engines on lease and generating positive cash flow. The Company's principal business objective is to increase stockholder value by acquiring aircraft assets and managing those assets in order to provide a return on investment through lease revenue from creditworthy lessees, and eventually resale proceeds. The Company intends to achieve its business objective by reinvesting cash flow and obtaining short-term and long-term financing and/or equity financing.

The Company's success in achieving its objective will depend in large part on its success in three areas: asset selection, lessee selection and obtaining acquisition financing.

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

The Company generally targets used regional aircraft and engines with purchase prices between $1 million and $10 million, and lease terms less than five years. In determining assets for acquisition, the Company evaluates among other things, the type of asset, its current price and projected future value, its versatility or specialized uses, the current and projected future availability of and demand for that asset, and the type and number of future potential lessees. Because JMC has extensive experience in purchasing, leasing and selling used regional aircraft, the Company believes it can purchase these assets at an appropriate price and maintain a high overall on-lease rate for the Company's assets. Furthermore, the Company believes that JMC's industry knowledge enables it to purchase assets that are likely to retain their value through and after the end of the initial lease of the asset.

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

Working Capital Needs

The Company's portfolio of assets has historically generated revenues which more than cover the Company's expenses. The Company incurs and pays monthly management fees, which are based upon the size of the asset pool. The maintenance expense incurred by the Company during 2001 was either paid in cash during the year or will be paid during 2002. The Company believes that it has sufficient cash to fund such repayments. As the Company continues to use acquisition debt financing under its revolving credit facility which expires June 28, 2003, interest expense has and will become an increasingly larger portion of the Company's expenses. However, each advance on the credit facility is accompanied by the acquisition of an asset subject to a lease, providing for lease payments that should be greater than increased payments required to repay the loan obligations arising from such advance. Professional fees are paid to third parties for expenses not covered by JMC under the Management Agreement. So long as the Company succeeds in keeping the majority of its assets on lease and interest rates do not rise significantly and rapidly, the Company's cash flow should be sufficient to cover management fees, professional fees and interest expense, and provide excess cash flow that can be used with equity or debt financings to acquire additional assets.

Competition

The Company competes for customers, generally regional commercial aircraft operators that are seeking to lease aircraft under an operating lease. The Company faces competition from other companies that offer financing, including leasing companies, banks and other financial institutions, and aircraft leasing partnerships. Management believes that competition may increase if competitors who have traditionally neglected the regional air carrier market begin to focus on that market. Because competition is largely based on price and lease terms, the entry of new competitors into the market, particularly those with greater access to capital markets than the Company, could lead to fewer acquisition opportunities for the Company and/or lease terms less favorable to the Company on new acquisitions as well as renewals of existing leases. This could lead to lower revenues for the Company.

The Company, however, believes that it has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by the regional air carrier market. Management believes that the Company also has a competitive advantage because JMC has developed a reputation as a global participant in the aircraft leasing market.

Dependence on Significant Customers

For the year ended December 31, 2001, the Company had three significant customers, who accounted for 19%, 13% and 11%, respectively, of lease revenue. Concentration of credit risk with respect to lease receivables would diminish in the future, if the Company is able to purchase additional assets and the number of customers comprising the Company's customer base increases, and their dispersion across different geographic areas becomes greater.

Employees

Under the Company's management contract with JMC, JMC is responsible for all administration and management of the Company. Consequently, the Company does not have any employees.

Item 2.           Description of Property.

As of December 31, 2001, the Company did not own or lease any real property, plant or materially important physical properties. The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010. All office facilities are provided by JMC without reimbursement by the Company.

At December 31, 2001, the Company owned three deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, two Shorts SD 3-60, six Fokker 50s, two Saab 340As and 26 turboprop engines, one of which is held in inventory as a spare and is not subject to a lease or to depreciation.

Item 3.           Legal Proceedings.

The Company is not involved in any material legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

The shares of the Company's Common Stock are traded on the American Stock Exchange ("AMEX") under the symbol "ACY."

Market Information

The Company's Common Stock has been traded on the AMEX since January 16, 1998. The following table sets forth the high and low sales prices reported on the AMEX for the Company's Common Stock for the periods indicated:

                 Period                       High        Low
------------------------------------------ ----------- ----------

Fiscal year ended December 31, 2001:
     Fourth Quarter ...................    $5.74       $4.70
     Third Quarter.....................    6.55        4.87
     Second Quarter....................    5.30        4.50
     First Quarter.....................    5.75        4.375
Fiscal year ended December 31, 2000:
     Fourth Quarter....................    6.125       4.375
     Third Quarter.....................    7.00        5.75
     Second Quarter....................    8.00        6.75
     First Quarter.....................    7.375       5.625

On March 25, 2002, the closing stock sale price on the AMEX was $4.70 per share.

Number of Security Holders

According to the Company's transfer agent, the Company had approximately 1,500 stockholders of record as of March 25, 2002. Because many shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

No dividends have been declared or paid to date. The Company does not intend to declare or pay dividends in the foreseeable future, and intends to re-invest any earnings into acquisition of additional revenue generating aircraft equipment.

Stockholder Rights Plan

On April 17, 1998, in connection with the adoption of a stockholder rights plan, the Company filed a Certificate of Designation designating the rights, preferences and privileges of a new Series A Preferred Stock. Pursuant to the plan, the Company issued rights to its stockholders of record as of April 23, 1998, entitling each stockholder to the right to purchase one one-hundredth of a share of Series A Preferred Stock for each share of Common Stock held by the stockholder. Such rights are exercisable only under certain circumstances in connection with a proposed acquisition or merger of the Company.

Stock Repurchase Plan

On October 23, 1998, the Company's Board of Directors adopted a stock repurchase plan, granting management the authority to repurchase up to 100,000 shares of the Company's common stock, in privately negotiated transactions or on the market, at such price and on such terms and conditions deemed satisfactory to management. As of December 31, 2001, the Company had repurchased 63,300 shares of its common stock.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Business

The Company is engaged in the business of investing in primarily used regional aircraft equipment leased to foreign and domestic regional air carriers. By assuming the business of the Partnerships in January 1998, the Company became owner of a portfolio of unleveraged aircraft and engines on lease and generating positive cash flow. The Company's principal business objective is to increase stockholder value by acquiring additional aircraft assets that will provide a return on investment through lease revenue from creditworthy lessees, and eventually sale proceeds. The Company intends to achieve its business objective by reinvesting cash flow and obtaining short-term and long-term financing and/or equity financing.

Results of Operations

Revenues

The Company had revenues of $11,231,990 and net income of $1,698,940 for the year ended December 31, 2001 versus revenues of $12,107,760 and net income of $1,671,340 for the year ended December 31, 2000. Rent income is approximately $729,000 lower in 2001 versus 2000 primarily due to the decrease in rent from assets sold during the fourth quarter of 2000 and assets which came off-lease during the second quarter of 2001, which effect was only partially offset by the purchases of additional aircraft on lease during the latter half of 2000. Gain on disposal of aircraft and aircraft engines is approximately $420,000 lower in 2001 due to the sale of one aircraft during 2001 versus three aircraft during 2000. Other income is higher by approximately $273,000 during 2001 versus 2000 primarily due to the net insurance proceeds received as a result of damage to one of the Company's deHavilland DHC-8 aircraft.

Expense Items

Management fees, which are calculated on the net book value of the aircraft owned by the Company, and depreciation are approximately $33,000 and $116,000 higher, respectively, in 2001 versus 2000 because the Company purchased additional aircraft during the second half of 2000, the effect of which more than offset the sale of assets during 2001 and the fourth quarter of 2000. Interest expense is approximately $671,000 lower in 2001 versus 2000 because of lower interest rates and a lower average principal balance during 2001. Professional fees and general administrative expense were approximately the same in both years, although decreases in certain expense categories during 2001 were offset by an increase in insurance expense related to off-lease aircraft.

Maintenance expense is approximately $99,000 higher in 2001 versus 2000. During 2001, the Company incurred approximately $1,153,000 of maintenance expense, primarily in connection with the preparation of aircraft for delivery to new lessees, the Company's obligations under the return provisions of two expiring leases, and the periodic review of the adequacy of maintenance reserves in light of the number of hours flown and airworthiness directives issued by the manufacturer or government authority versus the return conditions specified in the leases. During the year, the Company also reversed approximately $291,000 of maintenance expense which had been accrued previously, but was paid by the respective lessees during 2001.

The Company's effective tax rate in 2001 was approximately 33% versus approximately 34% in 2000. The Company's tax rate is subject to changes in the mix of domestic and foreign leased assets, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax laws.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings and excess cash flow. On June 28, 2000, the Company signed an agreement for a revolving credit facility totaling $50 million. The facility, which expires on June 28, 2003, bears interest, at the Company's option, at either (i) prime or (ii) LIBOR plus a margin ranging from 200 to 250 basis points, depending on certain financial ratios. As discussed below, certain terms of the Company's credit facility have changed effective March 31, 2002. The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of December 31, 2001, $26,425,000 was outstanding under the credit facility, and interest of $11,460 was accrued, using a combination of prime and LIBOR rates. Because of the collateral limitations discussed below in "Outlook", approximately $407,000 of the approximately $24 million of unused credit facility was available for borrowing at December 31, 2001. The Company expects to make a repayment of approximately $1,400,000 on the credit facility during March 2002 in order to remain in compliance with its covenants. The Company has sufficient cash to make such a repayment.

The Company believes that the worldwide economic downturn coupled with the events of September 11, 2001 in the United States have created increased demand for shorter term leases. As a result, the Company approached the agent bank for the Company's revolving credit facility to discuss changes to certain financial covenants contained in the loan agreement. The Company believes such changes are necessary to enable it to continue to take advantage of business opportunities in the current industry environment. The Company received approval of the requested changes from its lenders during March 2002. In return for granting such changes, the banks have changed the margin on the interest rates chosen by the Company from a floating margin to a fixed margin of 275 basis points, effective March 31, 2002. The Company believes it will have sufficient cash flow to fund the increased interest rate as well as any principal payments through December 2002.

The majority of the Company's borrowings are financed using one-, three- or six-month LIBOR rates, which have decreased since the Company began financing pursuant to such rates during June 1999. The Company believes it has adequate cash flow to meet reasonably expected increases in interest rates applicable to its credit facility obligations.

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

During November 1999, the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consisted of a note in the amount of $9,061,000. This note is collateralized by these aircraft and is non-recourse to the Company. The balance of the note at December 31, 2001 was $7,037,930. Payments due under the note consist of monthly principal and interest, and a balloon principal payment due at the end of a six month remarketing period, originally August 15, 2002. However, because the lessee has not returned the aircraft and, under the terms of the lease, is continuing to make rental payments, the bank has agreed that the six month period will not begin until the aircraft are returned and accepted by the Company. The Company expects the aircraft to be returned early in the second quarter of 2002. The note bears fixed interest at 8.04% through February 15, 2002 and a floating rate thereafter. The Company is in compliance with all covenants of the loan agreements pertaining to the financing of these aircraft. See "Outlook" below, for a discussion of the Company's prospects for these two aircraft.

A similar financing was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bears fixed interest at 8.36% for the acquisition of one aircraft. This note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at December 31, 2001 was $3,026,170 and interest of $9,560 was accrued. The Company is in compliance with all covenants of the loan agreements pertaining to the financing of this aircraft.

The Company's primary source of revenue is lease rentals collected from lessees of its aircraft assets. It is the Company's policy to monitor each lessee's needs in periods before leases are due to expire. If it appears that a lessee will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. This procedure helps the Company reduce the time that an asset will be "off-lease." The Company's aircraft are subject to leases with varying expiration dates between March 2002 and October 2004. Given the varying lease terms and expiration dates for the aircraft in the Company's portfolio, management believes that the Company will have adequate cash flow to meet its on-going operational needs. See "Outlook" below, for a discussion of factors which may affect the Company's cash flow.

The Company's cash flow from operations for the year ended December 31, 2001 versus 2000 decreased by approximately $1,262,000. The decrease from year to year was due primarily to the effect of the change in accounts payable and accrued expenses, and maintenance reserves and accrued costs. The effect of these changes was only partially offset by the positive effect of the change in deposits and deferred taxes during 2001 versus 2000.

Specifically, the Company's cash flow from operations for the year ended December 31, 2001 consisted of net income of $1,698,940 and adjustments consisting primarily of depreciation of $2,789,550, increases in deposits, accounts receivable and prepaid expenses and other assets of $123,290, $24,710 and $34,580, respectively, and decreases in notes receivable, accounts payable and accrued expenses, accrued interest on notes payable, maintenance reserves and accrued costs, security deposits and prepaid rent of $48,980, $243,210, $48,300, $1,101,050, $96,030 and $142,090, respectively, and an increase in deferred taxes of $639,380.

Specifically, the Company's cash flow from operations for the year ended December 31, 2000 consisted of net income of $1,671,340 and adjustments consisting primarily of depreciation of $2,673,950, increases in deposits, accounts receivable, notes receivable, and prepaid expenses and other assets of $1,444,410, $263,400, $117,550 and $257,550, respectively, an increase in accounts payable and accrued expenses of $1,154,080, increases in maintenance reserves and accrued costs, security deposits and prepaid rent of $1,920,500, $28,660 and $59,500, respectively, and decreases in accrued interest on notes payable and deferred taxes of $155,160 and $686,860, respectively.

The decrease in cash flow provided by financing activities from year to year was a result of principal repayments on the Company's indebtedness, which, during 2000, were more than offset by borrowings used to finance aircraft purchases. The only cash flow used for investing activities during 2001 was for equipment added to aircraft already owned by the Company, as compared to 2000, when the Company purchased three aircraft.

Outlook

Based on the revised terms of the credit facility discussed under "Liquidity and Capital Resources" above, the Company believes that it will have sufficient flexibility to re-lease assets for terms which will enable the Company to maintain compliance with its credit facility covenants. The Company anticipates having sufficient cash flow to fund any payments through December 2002. In addition, if the Company elects to sell any of its aircraft, the proceeds would be used to pay down the related principal balance and any excess cash could be used toward acquisitions.

The Company has previously used special purpose asset-based financing for the acquisition of three aircraft and may have such financing available again in the future. Currently, however, the Company does not have sufficient cash flow to fund the equity portion of a special purpose financing. Therefore, the revolving credit facility is currently the Company's only funding source for new acquisitions. Until some portion of its aircraft that are off lease are re-leased or sold, however, there is not sufficient borrowing base collateral to permit use of the credit facility for acquisition funding. Thus, the Company's management is continuing to make remarketing of off-lease aircraft the primary focus of its efforts in 2002.

As discussed above, during November 1999, the Company acquired two aircraft using cash and special purpose asset-based bank financing. Payments due under the note consist of monthly principal and interest, and a balloon principal payment due at the end of a six month remarketing period, originally August 15, 2002. However, because the lessee has not returned the aircraft and, under the terms of the lease, is continuing to make rental payments, the bank has agreed that the six month period will not begin until the aircraft are returned and accepted by the Company. The Company expects the aircraft to be returned early in the second quarter of 2002. The Company is currently discussing the sale or re-lease of both aircraft with several potential customers. The sales prices under consideration are in excess of net book value, which would generate more than enough funds to pay the balloon payment due on the financing. Even if the Company is not able to sell the aircraft for the amounts being discussed, the Company believes any sale would result in sufficient funds to pay the balloon payment. Alternatively, if the Company re-leases the aircraft to a new lessee, the bank has indicated it would be willing to extend the term of the financing through such re-lease term.

Because the loss of revenue from assets sold during 2000 has been only partially offset by acquisitions made during 2000 and there were no acquisitions during 2001, and because the borrowing limitations imposed by aircraft currently off lease will continue if remarketing efforts are not reasonably successful during the remainder of 2002, it is likely that rent income and net income for 2002 will be substantially lower than in 2001. The extent of the reduction will depend not only on the success of such remarketing, but also on how quickly those efforts are completed. In addition, while the Company leases primarily to regional airlines that operate outside the U.S., management recognizes that some customers may be adversely impacted by the September 11, 2001 terrorist attacks in the U.S., as well as the worldwide economic downturn. The Company has agreed with two of its lessees to reduce and/or defer rent in light of these events. Also, the Company continues to review its asset valuations in light of the worldwide economic downturn. Although the Company did not make any valuation adjustments during 2001, any future adjustments, if necessary, would negatively affect the Company's financial results and the collateral available for the Company's revolving credit facility. In addition, the Company's periodic review of the adequacy of its maintenance reserves, as well as routine and manufacturer-required maintenance for off-lease aircraft, may result in changes to estimated maintenance expense.

Factors that May Affect Future Results

General Economic Conditions. The Company's business is dependent upon general economic conditions and the strength of the travel and transportation industry. The industry appeared to be experiencing the beginnings of a cyclical downturn early in the third quarter, and this downturn was exacerbated by the terrorist attacks of September 11, 2001 and their aftermath. As a result, there has been a severe reduction in air travel, and less revenue and less demand for aircraft capacity by the major air carriers, particularly those that serve U.S. markets. The duration of the downturn is uncertain.

The Company's lessees and targeted potential lessees have been primarily outside the U.S. It is not clear what extent the downturn will have on non-U.S. regional carriers and consequently on the Company's results. It is possible that in certain instances, current economic circumstances may favor the Company, in that planned aircraft replacements for the Company's leased aircraft by its lessees may be cancelled or postponed, resulting in greater likelihood of renewals by existing lessees. Further, demand for more economically operated turboprop aircraft, which make up the Company's portfolio, relative to the more expensive new regional jets, may increase (see "Leasing Risks," below). However, there can be no assurance that the Company will realize any increase in renewals of existing leases or experience an increase in demand for turboprop aircraft.

At this time, it appears that large, major carriers have been most affected by these adverse events. To the extent that the Company's regional lessees depend on passenger traffic from the major carriers, they may also be adversely affected. Those regional carriers that are less dependent on the major carriers, however, may be less affected. Nevertheless, since regional carriers are generally not as well-capitalized as major air carriers, the downturn may result in the increased possibility of an economic failure of one or more of the Company's lessees. The combined effect of all or any decreased air travel, further weakening of the industry as a result of subsequent threats of attacks similar to the September 11 events, an increase in the price of jet fuel due to fears of hostilities and increased costs and reduced operations by air carriers due to new security directives, depending on their scope and duration, could have a material adverse impact on the Company's lessees and thus the Company's results. Further, if there is substantial excess capacity for regional air carriers, the supply of regional aircraft may become out of balance with demand. If this were to occur, the Company's off-lease periods for its aircraft may significantly increase, and the value of its portfolio of aircraft could be adversely impacted.

One anticipated result of the economic situation is that lessees are likely to desire shorter-term leases which will give those lessees more short-term flexibility to deal with the current downturn. The Company's ability to enter into such short-term leases is somewhat limited by credit facility covenants that govern to what extent aircraft on short-term leases can be added to the collateral base that determines how much the Company can draw under the credit facility (see "Credit Facility Availability and Repayments Based on Collateral Base," below).

Credit Facility Availability and Repayments Based on Collateral Base. As discussed above, in "Outlook" the Company's ability to draw on its $50 million credit facility is dependent upon the status of its collateral base. If a significant portion of the collateral base is off-lease for an extended period of time (see "Ownership Risks" below), this may affect the amount the Company can borrow under its credit line. Since the Company currently does not have additional, immediately available sources of acquisition funding, the ability to draw fully on its credit facility will be critical to the continuation of the Company's asset and revenue growth. Further, as discussed above in "Outlook", if the aircraft which are off lease or will come off lease during 2002 remain either unsold or off-lease for an extended period of time, the Company will be required to make significant principal repayments to bring its credit facility covenants into compliance. While the Company believes it has sufficient cash to make such repayments, this belief is based on certain assumptions regarding renewal of existing leases, a lack of extraordinary interest rate increases, no further lessee defaults or bankruptcies and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that its assumptions will turn out to be correct. If the assumptions do not prove to be true, and the Company has not obtained a waiver or amendment of such covenants from its lenders to deal with the situation, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with the covenants, or, if that is not possible, default on its credit facility.

Risks of Debt Financing. The Company's use of acquisition financing under its revolving credit facility and its special purpose financings subject the Company to increased risks of leveraging. If, due to a lessee default, the Company is unable to repay the debt secured by the aircraft acquired, then the Company could lose title to the acquired aircraft in a foreclosure proceeding. With respect to the credit facility, the revolving loans are secured by the Company's existing assets as well as the assets acquired with each financing. Any default under the revolving credit facility could result in foreclosure upon not only the asset acquired using such financing, but also the existing assets of the Company securing the revolving loan.

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

Reliance on JMC. All management of the Company is performed by JMC under a management agreement which is in its fifth year of a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Board of Directors, however, has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. In addition, while JMC may not owe any fiduciary duties to the Company by virtue of the management agreement, the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices with the Company.

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

Lessee Credit Risk. If a lessee defaults upon its obligations under a lease, the Company may be limited in its ability to enforce remedies. Most of the Company's lessees are small regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company's inability to collect rent under a significant lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company's revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, under Section 1110 of the Bankruptcy Code, the Company would be automatically prevented from exercising any remedies for a period of 60 days. By the end of the 60-day period, the lessee must agree to perform the obligations and cure any defaults, or the Company would have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant recent litigation, however, and it is possible that the Company's enforcement rights may be further adversely affected by a declaration of bankruptcy by a defaulting lessee.

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

Leases with foreign lessees are subject to risks related to the economy of the country or region in which such lessee is located, which may be weaker than the U.S. economy. On the other hand, a foreign economy may remain strong even though the U.S. economy does not. A foreign economic downturn may impact a foreign lessee's ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related to currency conversion fluctuations. Although the Company's current leases are all payable in U.S. dollars, the Company may agree in the future to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations. Even with dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee's local currency which would make it more difficult for a lessee to meet its dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if that carrier's revenue is primarily derived in the local currency.

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

Casualties, Insurance Coverage. The Company, as owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets. As a triple net lessor, the Company is generally protected against such claims, since the lessee would be responsible for, insure against and indemnify the Company for, such claims. Further, some protection may be provided by the United States Aviation Act with respect to its aircraft assets. It is, however, not clear to what extent such statutory protection would be available to the Company and such act may not apply to aircraft operated in foreign countries. Also, although the Company may carry insurance or require a lessee to insure against a risk, there may be certain cases where the loss is not entirely covered by the lessee or its insurance. Though this is a remote possibility, an uninsured loss with respect to the equipment or an insured loss for which insurance proceeds are inadequate would result in a possible loss of invested capital in and any profits anticipated from such equipment.

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

Item 7.           Financial Statements.

(a)               Financial Statements and Schedules

         (1)      Financial statements for the Company:

                           Report of Independent Public Accountants, Arthur Andersen LLP Consolidated Balance Sheet as of December 31, 2001 Consolidated Statements of Income for the Years Ended December 31, 2001 and 2000 Consolidated Statements of Stockholders' Investment for the Years Ended
                              December 31, 2001 and 2000
                           Consolidated Statements of Cash Flows for the Years
                              Ended December 31, 2001 and 2000
                          Notes to Financial Statements

         (2)      Schedules:

                  All schedules have been omitted since the required information is presented in the financial statements or is not applicable.



                                AeroCentury Corp.
                           Consolidated Balance Sheet


                                     ASSETS
                                                                                    December 31,
                                                                                        2001
Assets:
     Cash and cash equivalents                                                    $     2,680,160
     Deposits                                                                           6,986,860
     Accounts receivable                                                                  595,870
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $15,418,830                                 56,527,350
     Note receivable                                                                       68,570
     Prepaid expenses and other                                                           651,260
                                                                                  ---------------

Total assets                                                                      $    67,510,070
                                                                                  ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $     1,642,130
     Notes payable and accrued interest                                                36,510,120
     Maintenance reserves and accrued costs                                             5,209,140
     Security deposits                                                                  1,717,770
     Prepaid rent                                                                         213,190
     Deferred taxes                                                                     3,356,100
                                                                                  ---------------

Total liabilities                                                                      48,648,450
                                                                                  ---------------

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  5,542,880
                                                                                  ---------------
                                                                                       19,365,690
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------

Total stockholders' equity                                                             18,861,620
                                                                                  ---------------

Total liabilities and stockholders' equity                                        $   67,510,070
                                                                                  ===============


The accompanying notes are an integral part of these statements.




                                AeroCentury Corp.
                        Consolidated Statements of Income


                                                                                 For the Years Ended December 31,

                                                                                      2001                2000
                                                                                      ----                ----
Revenues:

     Rent income                                                                $    10,150,920    $     10,880,130
     Gain on disposal of aircraft and aircraft engines                                  326,730             746,570
     Other income                                                                       754,340             481,060
                                                                                ---------------    ----------------

                                                                                     11,231,990          12,107,760
                                                                                ---------------    ----------------
Expenses:

     Management fees                                                                  1,758,050           1,725,250
     Depreciation                                                                     2,789,550           2,673,950
     Interest                                                                         2,800,470           3,471,450
     Maintenance                                                                        861,540             762,920
     Professional fees and general and administrative                                   497,710             494,260
     Provision for impairment in value of aircraft                                            -             462,500
                                                                                ---------------    ----------------

                                                                                      8,707,320           9,590,330
                                                                                ---------------    ----------------

Income before taxes                                                                   2,524,670           2,517,430

Tax provision                                                                           825,730             846,090
                                                                                ---------------    ----------------

Net income                                                                      $     1,698,940    $      1,671,340
                                                                                ===============    ================

Weighted average common shares outstanding                                            1,543,257           1,543,257
                                                                                ===============    ================

Basic earnings per share                                                        $          1.10    $           1.08
                                                                                ===============    ================


The accompanying notes are an integral part of these statements.



                                AeroCentury Corp.
               Consolidated Statements of Stockholders' Investment
                 For the Years Ended December 31, 2001 and 2000


                              Common            Paid-in           Retained        Treasury
                               Stock            Capital           Earnings          Stock             Total

Balance,
  December 31, 1999        $       1,610    $   13,821,200    $   2,172,600     $   (504,070)    $  15,491,340

Net income                             -                 -        1,671,340                 -        1,671,340
                           -------------    --------------    -------------     -------------    -------------

Balance,
  December 31, 2000                1,610        13,821,200        3,843,940         (504,070)       17,162,680

Net income                             -                 -        1,698,940                 -        1,698,940
                           -------------    --------------    -------------     -------------    -------------

Balance,
  December 31, 2001        $       1,610    $   13,821,200    $   5,542,880     $   (504,070)    $  18,861,620
                           =============    ==============    =============     =============    =============




The accompanying notes are an integral part of these statements.



                                AeroCentury Corp.
                      Consolidated Statements of Cash Flows


                                                                                 For the Years Ended December 31,

                                                                                      2001                2000
                                                                                      ----                ----

Operating activities:
   Net income                                                                   $     1,698,940    $      1,671,340
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation                                                                   2,789,550           2,673,950
       Gain on disposal of aircraft and aircraft engines                              (326,730)           (746,570)
       Provision for impairment in value of aircraft                                          -             462,500
       Change in operating assets and liabilities:
         Deposits                                                                     (123,290)         (1,444,410)
         Accounts receivable                                                           (24,710)           (263,400)
         Prepaid expenses and other                                                    (34,580)           (257,550)
         Accounts payable and accrued expenses                                        (243,210)           1,154,080
         Accrued interest on notes payable                                             (48,300)           (155,160)
         Maintenance reserves and accrued costs                                     (1,101,050)           1,920,500
         Security deposits                                                             (96,030)              28,660
         Prepaid rent                                                                 (142,090)              59,500
         Deferred taxes                                                                 639,380           (686,860)
                                                                                ---------------    ----------------
Net cash provided by operating activities                                             2,987,880           4,416,580

Investing activities:
   Proceeds from disposal of aircraft and aircraft engines                            1,406,440           5,096,560
   Purchase of aircraft and aircraft engines                                          (285,420)        (11,743,700)
                                                                                ---------------    ----------------
Net cash provided/(used) by investing activities                                      1,121,020         (6,647,140)

Financing activities:
   Payments received on/(issuance of) note receivable                                    48,980           (117,550)
   Issuance of notes payable                                                                  -           9,885,000
   Repayment of notes payable                                                       (4,662,190)         (5,604,150)
                                                                                ---------------    ----------------
Net cash (used)/provided by financing activities                                    (4,613,210)           4,163,300

Net (decrease)/increase in cash and cash equivalents                                  (504,310)           1,932,740

Cash and cash equivalents, beginning of period                                        3,184,470           1,251,730
                                                                                ---------------    ----------------

Cash and cash equivalents, end of period                                        $     2,680,160    $      3,184,470
                                                                                ===============    ================

During the years ended December 31, 2001 and 2000, the Company paid interest totaling $2,771,610 and $3,813,950, respectively, and income taxes totaling
$1,331,780 and $388,270, respectively.


The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

1.       Organization and Summary of Significant Accounting Policies

(a)      Basis of Presentation

         AeroCentury Corp. ("AeroCentury") was incorporated in the state of Delaware on February 28, 1997. AeroCentury was formed solely for the purpose of acquiring JetFleet Aircraft, L.P. and JetFleet Aircraft II, L.P., partnerships formed under California law for the purpose of investing in leased aircraft equipment, (collectively, the "Partnerships") in a statutory merger (the "Consolidation"), which was effective January 1, 1998. The Consolidation was treated as a "pooling-of-interests" under accounting principles generally accepted in the United States. AeroCentury is continuing in the aircraft leasing business in which the Partnerships engaged and is using leveraged financing to acquire additional aircraft assets on lease.

         During November 1999 and September 2000, AeroCentury Corp. formed two wholly-owned subsidiaries, AeroCentury Investments LLC ("AeroCentury LLC") and AeroCentury Investments II LLC ("AeroCentury II LLC"), respectively, for the purpose of acquiring aircraft using a combination of cash and bank financing separate from AeroCentury Corp.'s revolving credit facility. Financial information for AeroCentury, AeroCentury LLC and AeroCentury II LLC (collectively, the "Company") is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation.

         Certain amounts previously reported have been reclassified to conform to the current year presentation. These reclassifications do not affect previously reported net income or stockholders' equity.

 (b)     Capitalization

         In 1998, in connection with the adoption of a stockholder rights plan, the Company filed a Certificate of Designation, designating the rights, preferences and privileges of a new Series A Preferred Stock. Pursuant to the plan, the Company issued rights to its stockholders, entitling each stockholder to the right to purchase one one-hundredth of a share of Series A Preferred Stock for each share of Common Stock held by the stockholder. Such rights are exercisable only under certain circumstances concerning a proposed acquisition or merger of the Company.

         The Company's Board of Directors adopted a stock repurchase plan in 1998, granting management the authority to repurchase up to 100,000 shares of the Company's common stock, in privately negotiated transactions or on the market, at such price and on such terms and conditions deemed satisfactory to management. The Company has repurchased 63,300 shares in total and has not repurchased any shares since 1999.

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

         At December 31, 2001, the Company held security deposits of $1,717,770, refundable maintenance reserves received from lessees of $2,639,730 and non-refundable maintenance reserves of $2,629,360.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

1.       Organization and Summary of Significant Accounting Policies (continued)

(c)      Cash and Cash Equivalents/Deposits (continued)

         The Company's leases are typically structured so that if any event of default occurs under a lease, the Company may apply all or a portion of the lessee's security deposit to cure such default. If such application of the security deposit is made, the lessee typically is required to replenish and maintain the full amount of the deposit during the remaining term of the lease. All of the security deposits currently held by the Company are refundable to the lessee at the end of the lease.

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

(d)      Aircraft and Aircraft Engines On Operating Leases

         The Company's interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs. Depreciation is computed using the straight-line method over the aircraft's estimated economic life (generally assumed to be twelve years), to an estimated residual value based on appraisal. The depreciable base of the assets acquired by the Company in the Consolidation was equal to the net book value of the assets at December 31, 1997.

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

(g)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At December 31, 2001, the Company had accrued maintenance costs of approximately $787,000 related to several of its aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

1.       Organization and Summary of Significant Accounting Policies (continued)

(h)      Income Taxes

         The Company follows the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in the tax rates is recognized in income in the period that includes the enactment date.

(i)      Revenue Recognition

         Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements.

(j)      Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(k)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the years ended December 31, 2001 and 2000.

(l)      Recent Accounting Pronouncements

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, was issued in June 1999. This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. The Company adopted SFAS No. 133 on January 1, 2001. Because the Company does not hold any derivatives as defined in SFAS No. 133, the adoption of SFAS No. 133 did not have a material effect on its results of operations or financial position.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed of." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt SFAS No. 144 on January 1, 2002. Because SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale, the adoption of SFAS No. 144 is not expected to have a material effect on the Company's results of operations or financial position.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

2.       Aircraft and Aircraft Engines On Operating Leases

         At December 31, 2001, the Company owned three deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, two Shorts SD 3-60, six Fokker 50s, two Saab 340As and 26 turboprop engines, one of which is held in inventory as a spare and is not subject to a lease or to depreciation. The Company did not acquire any aircraft during 2001, but did capitalize a total of $285,420 of equipment added to four aircraft. One of the aircraft to which equipment was added was sold during the fourth quarter of 2001. This aircraft was the only aircraft which the Company sold during the year.

         In 2001, the Company and the lessee of two of the Company's DHC-6 aircraft agreed to the terms pertaining to the early termination of the leases for the two aircraft. Under the agreement, the lessee paid all rent and reserves through the return dates in April 2001, and performed certain maintenance procedures prior to such return. At the same time, the Company reversed the $66,000 allowance against a portion of the receivables it had recorded at December 31, 2000. Both aircraft subsequently were re-leased to a regional airline. Prior to delivery of the aircraft, however, the Company incurred approximately $7,000 of maintenance work in addition to estimates accrued during 2000. In addition, the Company capitalized approximately $36,000 of equipment added to the aircraft.

         The lease for one of the Company's two DHC-7 aircraft was extended from September 30, 2000 to the date of completion of its pre-return inspection in July 2001. The Company is currently seeking re-lease or sale opportunities for both DHC-7 aircraft.

         At the time of purchase, one of the Company's Shorts SD 3-60 aircraft was subject to a 48-month lease, expiring in March 2002, with a British regional airline. During 2000, the lessee filed for reorganization and subsequently returned the aircraft to the Company. During 2001, the reorganization trustee paid a portion of the maintenance expense which had been accrued by the Company at the time the aircraft was returned and the Company reversed that portion of the maintenance accrual. In connection with the delivery of the aircraft to a new lessee during 2001, the Company capitalized approximately $239,000 of equipment added to the aircraft and incurred approximately $166,000 of additional maintenance expenses. In addition, based on its periodic review of the adequacy of maintenance reserves, the Company accrued an incremental $50,000 of maintenance expense. During the fourth quarter of 2001, the Company and the lessee agreed to the early lease termination and the aircraft was sold to a third party. Because the aircraft was sold "as is", the $326,730 gain on sale included retained cash maintenance reserves which had been received from the two lessees and a reversal of all previously accrued maintenance.

         The leases for the Company's other two Shorts SD 3-60 aircraft were extended from March 31, 2001 to their pre-return inspection completion. The inspections were completed and the aircraft were returned during May 2001. One of the aircraft has been re-leased to a regional operator in the Caribbean. As discussed in Note 9, the second aircraft was re-leased to an operator in the United Kingdom during March 2002.

         The lease for one of the Company's Fokker 50 aircraft has been extended from June 30, 2001 to April 30, 2002. Under the terms provided therein, the leases for two of the Company's other Fokker 50 aircraft remain in effect from their expiration date of January 13, 2002 until their pre-return inspections are complete, which is estimated to be during the second quarter of 2002; therefore, the lessee is continuing to pay rent while the aircraft are being prepared for return. The Company has conducted a preliminary inspection of the aircraft and concluded that certain components will be in better condition than required by the return provisions of the leases. In such a situation, the leases stipulate that the Company is required to compensate the lessee. As a result, the Company has accrued an estimate of $609,000 of compensation related to these two aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

2.       Aircraft and Aircraft Engines On Operating Leases (continued)

         During October 2001, the lessee for twenty-four of the Company's leased engines exercised its option to extend the lease for an additional two-year term, through April 30, 2004 at the same rental rate.

         In June 2001, one of the Company's deHavilland DHC-8 aircraft sustained significant damage while landing. The Company subsequently received net insurance proceeds of $350,000, which represented an amount in excess of the cost of repairs to the aircraft. The insurance proceeds are included in other income.

         During November 2001, the Company and the lessee of two of the Company's deHavilland DHC-8 aircraft agreed to amend the leases for the aircraft. The amendments provide for the deferral of rent and reserves payments owed to the Company at the time of the amendment, a reduction in the monthly rent amount, and a deferral of a portion of the reduced rent due during the first six months of the amendment. In return, the lessee increased the amount of its security deposit.

3.       Note Receivable

         At December 31, 2001, the Company's note receivable consists of a loan to one of the Company's long-standing lessees in connection with a manufacturer-required inspection of the aircraft and repair of certain components. The Company and the lessee agreed to a cost sharing arrangement whereby a portion of the cost was funded by maintenance reserves previously paid by the lessee and the remaining cost was allocated to the Company and the lessee. The Company recorded a note receivable for the lessee's portion, net of interest to be received at a rate of 5%, which will be repaid through increased rent during the remainder of the lease term, which expires on April 30, 2003.

4.       Operating Segments

         The Company operates in one business segment, regional aircraft leasing, and therefore does not present separate segment information for lines of business.

         Approximately 22% and 31% of the Company's operating lease revenue was derived from lessees domiciled in the United States during 2001 and 2000, respectively. All leases relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

         The tables below set forth geographic information about the Company's operating leased aircraft equipment, grouped by domicile of the lessee:

                                                                                 Operating lease revenue for the
                                                                                    Years Ended  December 31,
                                                                                      2001              2000
                                                                                      ----              ----

              United States                                                  $      2,236,910    $     3,379,790
              Spain                                                                 1,978,730          1,978,730
              Sweden                                                                1,368,880          1,501,560
              Jamaica                                                               1,130,150            396,870
              Other domiciles                                                       3,436,250          3,623,180
                                                                             ----------------    ---------------
                                                                             $     10,150,920    $    10,880,130
                                                                             ================    ===============



                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

4.       Operating Segments (continued)

                                                                                 Net book value at December 31,

                                                                                      2001              2000
                                                                                      ----              ----

              United States                                                  $     11,480,290    $    11,924,430
              Spain                                                                10,244,650         10,679,550
              Sweden                                                                6,833,530          7,247,870
              Brazil                                                                5,765,290          6,072,050
              Jamaica                                                               6,287,290          6,516,040
              Other domiciles                                                      15,916,300         17,671,260
                                                                             ----------------    ---------------
                                                                             $     56,527,350    $    60,111,200
                                                                             ================    ===============

         For the year ended December 31, 2001, the Company had three significant customers, which accounted for 19%, 13% and 11%, respectively, of lease revenue. For the year ended December 31, 2000, the Company had three significant customers, which accounted for 18%, 14% and 11%, respectively, of lease revenue.

         As of December 31, 2001, minimum future lease rent payments receivable under noncancelable leases were as follows:

              Year
              2002                                                           $      5,894,730
              2003                                                                  2,290,910
              2004                                                                    680,970
              2005                                                                          -
              2006                                                                          -
                                                                             ----------------
                                                                             $      8,866,610
                                                                             ================

5.       Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables. The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

6.       Notes Payable and Accrued Interest

         On June 28, 2000, the Company signed an agreement for a revolving credit facility totaling $50 million. The facility, which expires on June 28, 2003, bears interest, at the Company's option, at either (i) prime or (ii) LIBOR plus a margin, currently 200 basis points. The margin can be increased up to 50 basis points, depending on certain financial ratios. The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of December 31, 2001, the Company was in compliance with all such covenants. During 2001, the Company paid interest at an average rate of approximately 6.2%. As of December 31, 2001, $26,425,000 was outstanding under the credit facility, and interest of $11,460 was accrued, using a combination of prime and LIBOR rates. As discussed in Note 9, certain terms of the Company's credit facility were amended during March 2002.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

6.       Notes Payable and Accrued Interest (continued)

         As discussed in Note 1, during November 1999 the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consisted of a note in the amount of $9,061,000. This note is collateralized by these aircraft and is non-recourse to the Company. The balance of the note at December 31, 2001 was $7,037,930. Payments due under the note consist of monthly principal and interest, and a balloon principal payment due at the end of a six month remarketing period, originally August 15, 2002. Under the provisions of the loan agreement, payments due on the financing are reduced during this six month period. The note bears fixed interest at 8.04% through February 15, 2002 and a floating rate thereafter. As discussed in Note 9, the bank has agreed that the six month period will not begin until the aircraft are returned and accepted by the Company. The Company expects the aircraft to be returned early in the second quarter of 2002. As of December 31, 2001, the Company was in compliance with all covenants of the loan agreements pertaining to the financing of these two aircraft.

         A similar financing was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bears fixed interest at 8.36% for the acquisition of one aircraft. This note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at December 31, 2001 was $3,026,170 and interest of $9,560 was accrued. As of December 31, 2001, the Company was in compliance with all covenants of the loan agreements pertaining to the financing of this aircraft.

7.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                               For the Years Ended December 31,
                                                                                    2001                2000
                                                                                    ----                ----
         Current tax provision:
              Federal                                                        $         22,780    $     1,299,500
              State                                                                     5,240             75,120
              Foreign                                                                 158,320            158,330
                                                                             ---------------     ---------------

              Current tax provision                                                   186,340          1,532,950
                                                                             ----------------    ---------------

         Deferred tax provision/(benefit):
              Federal                                                                 670,570           (651,930)
              State                                                                   (31,180)           (34,930)
                                                                             ----------------    ---------------

              Deferred tax provision/(benefit)                                        639,390           (686,860)
                                                                             ----------------    ---------------

         Total provision for income taxes                                    $        825,730    $       846,090
                                                                             ================    ===============


                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

7.       Income Taxes (continued)

         Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                               For the Years Ended December 31,
                                                                                    2001                2000
                                                                                    ----                ----
         Income tax expense at
               statutory federal income tax rate                             $        858,390    $       855,890
         State taxes net of federal benefit                                            19,250             24,100
         Tax refunds                                                                 (15,470)                  -
         Other                                                                       (36,440)           (33,900)
                                                                             ----------------    ---------------

         Total income tax expense                                            $        825,730    $       846,090
                                                                             ================    ===============

         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2001 are as follows:

         Deferred tax assets:
              Organizational costs                                           $         15,350
              Maintenance reserves                                                    599,300
              Foreign tax credit carryover                                             67,190
              Prepaid rent                                                             74,110
              Deferred maintenance                                                    227,110
              Other                                                                     1,540
                                                                             ----------------
                  Deferred tax assets                                                 984,600
         Deferred tax liabilities:
              Depreciation on aircraft and aircraft engines                        (4,067,090)
              Other                                                                  (273,610)
                                                                             ----------------

                  Net deferred tax liabilities                               $     (3,356,100)
                                                                             ================

         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

8.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"). Under this agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any acquisition fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $1,758,050 and $1,725,250 during the years ended December 31, 2001 and 2000, respectively. Because the Company did not acquire any aircraft during 2001, no acquisition fees were paid to JMC. During 2000, the Company paid JMC a total of $371,300 in acquisition fees, which are included in the capitalized cost of the aircraft. During 2001 and 2000, the Company accrued a total of $13,500 and $77,250, respectively, in remarketing fees due JMC.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

8.       Related Party Transactions (continued)

         Certain employees of JMC participate in an employee stock incentive plan which grants options to purchase shares of the Company held by JHC. As of December 31, 2001, 28,833 such options had been exercised.

9.       Subsequent Events

         On March 7, 2002, the Company and its lenders agreed to modify certain financial covenants contained in the loan agreement for the Company's revolving credit facility in order to enable the Company to continue to take advantage of business opportunities in the current industry environment of increased market demand for shorter-term leases. In return for granting such changes, the banks have changed the margin on the interest rates chosen by the Company from a floating margin to a fixed margin of 275 basis points, effective March 31, 2002. Under the new terms, the Company expects to make a repayment on its revolving credit facility in the amount of $1,400,000 during March 2002 because of certain collateral borrowing base limitations and may be required to make additional monthly repayments.

         As discussed in Note 6, the balloon principal payment due on the financing of two aircraft is due at the end of a six month remarketing period, originally August 15, 2002. However, because the lessee has not returned the aircraft and, under the terms of the lease, is continuing to make rental payments, the bank has agreed that the six month period will not begin until the aircraft are returned and accepted by the Company. The Company expects the aircraft to be returned early in the second quarter of 2002.

         During March 2002, one of the Company's Shorts SD 3-60 aircraft was re-leased to an operator in the United Kingdom for a one-year term, with an option to extend for a second year.




Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.

Incorporated by reference to the section of the Company's Proxy Statement for the 2002 Annual Meeting to be filed with the Securities and Exchange Commission on or about March 26, 2002 (the "2002 Proxy Statement") entitled "Information Regarding the Company's Directors and Officers."

Item 10.          Executive Compensation.

Incorporated by reference to the section of the 2002 Proxy Statement entitled "Information Regarding the Company's Directors and Officers -- Employment Contracts."

Item 11. Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters.

Incorporated by reference to the section of the 2002 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."


Item 12. Certain Relationships and Related Transactions.

Incorporated by reference to the section of the 2002 Proxy Statement entitled "Related Party Transactions."

Item 13. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  3.1 Amended and Restated Bylaws of the Company dated January 22, 1999, incorporated by reference to
                           Exhibit 3.1 to the Report on Form 10-KSB for the fiscal year ended December 31, 1998.

                  3.2 Certificate of Designation of the Company dated April 15, 1998, incorporated by reference to Exhibit 3.2 to the Report on Form 10-KSB for the fiscal year ended December 31, 1998.

                  3.3 Amended and Restated Stockholder Rights Agreement, dated January 22, 1999, incorporated by reference to
                           Exhibit 1 to Form 8-A/A filed with the Securities and Exchange Commission on February 4, 1999.

                  10.1 Employment Agreement between the Company and Neal D. Crispin, dated April 29, 1998, incorporated by reference to Exhibit 10.1 to the Report on Form 10-KSB for the fiscal year ended December 31, 1998.

                  10.2 Employment Agreement between the Company and Marc J. Anderson, dated April 28, 1998, incorporated by reference to Exhibit 10.2 to the Report on Form 10-KSB for the fiscal year ended December 31, 1998.

                  10.3 Credit Agreement between First Union National Bank and the Company, dated June 30, 1998, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1998.

                  10.4 Form of Indemnity Agreement between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.03 to the Report on Form 10-KSB for the fiscal year ended December 31, 1997.

                  10.5 Amended and Restated Management Agreement, dated April 23, 1998, between the Company and JetFleet Management Corp., incorporated by reference to
                           Exhibit 10.5 to the Report on Form 10-KSB for the fiscal year ended December 31, 1999.

                  10.6 Amendment No. 1 to Credit Agreement, dated March 30, 1999 between AeroCentury Corp. and First Union National Bank, as agent, and California Bank & Trust, incorporated by reference to Exhibit 10.6 to the Report on Form 10-KSB for the fiscal year ended December 31, 1999.

                  10.7 Amendment No. 2 to Credit Agreement, dated July 16, 1999 between AeroCentury Corp. and First Union National Bank, as agent, and California Bank & Trust and Sanwa Bank California, incorporated by reference to Exhibit 10.7 to the Report on Form 10-KSB for the fiscal year ended December 31, 1999.

                  10.8 Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.08 to the registration statement on Form S-4/A filed with the Securities and Exchange Commission on July 24, 1997.

                  10.9 Form of Certificate of Amendment of Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.07 to the registration statement on Form S-4/A filed with the Securities and Exchange Commission on June 10, 1997.

                  10.10 Amended and Restated Bylaws of the Company dated January 22, 1999, incorporated by reference to
                           Exhibit 3.1 to the Report on Form 10-KSB for the fiscal year ended December 31, 1998.

                  10.11 Certificate of Designation of the Company dated April 15, 1998, incorporated by reference to exhibit 3.2 to Report on Form 10-KSB for the fiscal year ended December 31, 1998.

                  10.12 Amended and Restated Shareholder Rights Agreement, dated January 22, 1999, incorporated by reference to
                           Exhibit 1 to Form 8-A/A filed with the Securities and Exchange Commission on February 4, 1999.

                  10.13 Amendment No. 3 to Credit Agreement, dated February 22, 2000, between the Company and First Union National Bank, as agent, and California Bank & Trust and Sanwa Bank California, incorporated by reference to Exhibit 10.13 to the Report on Form 10-KSB for the fiscal year ended December 31, 1999.

                  10.14 Amended and Restated Credit Agreement, dated June 28, 2000, between the Company and National City Bank, as agent, and California Bank & Trust and Sanwa Bank California, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2000.

                  10.15 Amendment to Amended and Restated Credit Agreement, between National City Bank, as agent, and California Bank & Trust and United California Bank, dated March 7, 2002, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2002.

                  21       Subsidiaries of the Company.

         (b)      Reports on Form 8-K Filed in Last Quarter:

                  None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2002.

                                               AEROCENTURY CORP.


                                       By:    /s/ Neal D. Crispin
                                              -------------------------------
                                              Neal D. Crispin

                                       Title: President


                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neal D. Crispin and Toni M. Perazzo, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2002.

         Signature                                     Title


     /s/ Neal D. Crispin                Director, President and Chairman of the
     -------------------------------    Board of Directors of the Registrant
     Neal D. Crispin                       (Principal Executive Officer)


     /s/ Toni M. Perazzo                Director, Senior Vice President-
     -------------------------------    Finance and Secretary of the Registrant
     Toni M. Perazzo                   (Principal Financial and Accounting
                                        Officer)


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