Form 10QSB
period 2002-03-30
AEROCENTURY CORP
filed 2002-05-14
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934 For the transition period from         to
                                       -------   ---------

Commission File Number:  001-13387

                                AeroCentury Corp.
                 (Name of small business issuer in its charter)

            Delaware                                 94-3263974
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

             1440 Chapin Avenue, Suite 310
                Burlingame, California                         94010
       (Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:  (650) 340-1888

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
 Yes    X     No
      -----      ------
As of May 14, 2002 the Issuer has 1,606,557 Shares of Common Stock outstanding, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                              -----    -----

                                     PART I

                              Financial Information

Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements in this Quarterly Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include (i) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements regarding the adequacy of the Company's cash flow to make additional monthly repayments on the Company's revolving credit facility through December 31, 2002; the adequacy of the Company's cash flow to meet reasonably expected increases in interest rates applicable to the Company's credit facility obligations; the Company's expectation that certain aircraft will be returned to the Company during the second quarter of 2002; and management's belief that the Company will have adequate cash flow to meet its on-going operational needs, including compensation for return conditions on two aircraft expected to be returned in the second quarter; (ii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements regarding the Company's belief that it will have sufficient flexibility to lease assets for terms which will enable the Company to maintain compliance with its credit facility covenants; the Company's anticipation that it will have sufficient cash flow to fund any necessary principal payments on its credit facility through December 2002; the Company's anticipation that the proceeds from the sale of any of the Company's aircraft would be used to pay down the related principal balance on the Company's credit facility while excess cash could be used toward acquisitions; management's primary focus on efforts to remarket off-lease aircraft; the Company's expectation that certain aircraft will be returned to the Company in the second quarter of 2002; and the Company's belief that any sale of certain aircraft would generate sufficient funds to pay the balloon payment due on its special purpose asset-based bank financing; the Company's expectation regarding rental income and net income for 2002 versus 2001; and (iii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," statements regarding the possibility that certain current economic conditions may favor the Company in that there may be a greater likelihood of renewals by existing lessees and increased demand for more economically operated turboprop aircraft (which make up most of the Company's portfolio); an increased desire for short-term leases by aircraft lessees; the adequacy of the Company's cash flow to make repayments on the Company's credit facility; the Company's intention to repay a portion of the revolving loans from proceeds of subsequent debt or equity financings and the likelihood that such replacement financing would provide the Company with more favorable long-term repayment terms and permit the Company to make further borrowings under the revolving credit facility equal to the amount of revolving debt refinanced; the Company's anticipated acquisition of primarily used aircraft; the attractiveness of overseas markets; JMC's competitiveness due to its experience and operational efficiency in financing transaction types desired by regional air carriers; and the Company's ability to obtain third party guaranties, letters of credit or other credit enhancements from future lessees. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," including general economic conditions, particularly those that affect the demand for regional aircraft and engines and the financial status of the Company's primary customers, regional passenger airlines; the lack of any further disruptions to the air travel industry similar to that which occurred on September 11, 2001; the success of the Company's remarketing efforts with respect to aircraft that are returned upon expiration or termination of leases; the Company's ability to remain in compliance with the terms of its credit facility agreement or, if necessary, negotiate waivers of such compliance; the financial performance of the Company's lessees and their compliance with rental, maintenance and return conditions under their respective leases; the availability of suitable aircraft acquisition transactions in the regional aircraft market; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission and, in particular, its Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Item 1.       Financial Statements

                                AeroCentury Corp.
                           Consolidated Balance Sheet


                                     ASSETS
                                                                                      Unaudited
                                                                                      March 31,
                                                                                        2002
                                                                                      -----------
Assets:
     Cash and cash equivalents                                                    $     1,852,040
     Deposits                                                                           6,474,700
     Accounts receivable                                                                  858,900
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $16,099,540                                 55,871,280
     Note receivable                                                                       56,080
     Prepaid expenses and other                                                           743,300
                                                                                  ---------------
Total assets                                                                      $    65,856,300
                                                                                  ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $     1,202,720
     Notes payable and accrued interest                                                34,978,930
     Maintenance reserves and accrued costs                                             5,034,120
     Security deposits                                                                  1,824,760
     Prepaid rent                                                                         190,360
     Deferred taxes                                                                     3,464,180
                                                                                  ---------------
Total liabilities                                                                      46,695,070
                                                                                  ---------------
Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  5,842,490
                                                                                       19,665,300
                                                                                  ---------------
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------
Total stockholders' equity                                                             19,161,230
                                                                                  ---------------
Total liabilities and stockholders' equity                                        $    65,856,300
                                                                                  ===============
The accompanying notes are an integral part of these statements.


                                AeroCentury Corp.
                        Consolidated Statements of Income


                                                                              For the Three Months Ended March 31,
                                                                                      2002                2001
                                                                                     ----------          ----------
                                                                                              Unaudited
Revenues:

     Rent income                                                                $     2,193,630    $      2,759,090
     Other income                                                                        31,460             110,840
                                                                                ---------------    ----------------
                                                                                      2,225,090           2,869,930
                                                                                ---------------    ----------------
Expenses:

     Management fees                                                                    420,660             448,010
     Depreciation                                                                       680,710             697,700
     Interest                                                                           467,510             843,870
     Maintenance                                                                         76,080                   -
     Professional fees and general and administrative                                   128,750             107,390
                                                                                ---------------     ---------------
                                                                                      1,773,710           2,096,970
                                                                                ---------------     ---------------
Income before taxes                                                                     451,380             772,960

Tax provision                                                                           151,760             263,580
                                                                                ---------------    ----------------
Net income                                                                      $       299,620    $        509,380
                                                                                ===============    ================
Weighted average common shares outstanding                                            1,543,257           1,543,257
                                                                                ===============    ================
Basic earnings per share                                                        $          0.19    $           0.33
                                                                                ===============    ================

The accompanying notes are an integral part of these statements.




                                AeroCentury Corp.
                      Consolidated Statements of Cash Flows

                                                                               For the Three Months Ended March 31,
                                                                                        2002                2001
                                                                                     ----------          ----------
                                                                                             Unaudited

Net cash provided by operating activities                                       $       863,850    $         55,080

Investing activity -
   Purchase of aircraft and aircraft engines                                            (24,630)                  -
                                                                                ---------------    ----------------
 Net cash used in investing activity                                                    (24,630)                  -

Financing activities:
   Payments received on note receivable                                                  12,490              12,380
   Repayment of notes payable                                                        (1,679,830)         (1,932,250)
                                                                                ---------------    ----------------
Net cash used in financing activities                                                (1,667,340)         (1,919,870)

Net decrease in cash and cash equivalents                                              (828,120)         (1,864,790)

Cash and cash equivalents, beginning of period                                        2,680,160           3,184,470
                                                                                ---------------    ----------------
Cash and cash equivalents, end of period                                        $     1,852,040    $      1,319,680
                                                                                ===============    ================

The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002

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

         At March 31, 2002, the Company held security deposits of $1,824,760, refundable maintenance reserves received from lessees of $2,378,250 and non-refundable maintenance reserves of $2,271,690.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002

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

(e)      Impairment of Long-lived Assets

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Periodically, the Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated realizable value.

 (f)     Loan Commitment and Related Fees

         To the extent that the Company is required to pay loan commitment fees and legal fees in order to secure debt, such fees are amortized over the life of the related loan.

(g)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At March 31, 2002, the Company had accrued maintenance costs of approximately $788,000 related to several of its aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002

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

         The most significant estimates with regards to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, and the estimated amount and timing of cash flow associated with each aircraft that are used to evaluate impairment, if any.

(k)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the three months ended March 31, 2002 and 2001.

(l)      Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS No. 144 on January 1, 2002. Because SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale, the adoption of SFAS No. 144 has not had a material effect on the Company's results of operations or financial position.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002

2.       Aircraft and Aircraft Engines On Operating Leases

         At March 31, 2002, the Company owned three deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, two Shorts SD 3-60, six Fokker 50s, two Saab 340As and 26 turboprop engines, one of which is held in inventory as a spare and is not subject to a lease or to depreciation. The Company did not acquire or sell any aircraft during the first three months of 2002, but did capitalize a total of $24,630 of equipment added to two aircraft.

         During March 2002, one of the Company's Shorts SD 3-60 aircraft was re-leased to an operator in the United Kingdom for a one-year term, with an option to extend for a second year.

         During March 2002, the Company agreed to the terms for the lease of the Company's two DHC-7 aircraft. The Company expects to deliver the aircraft to the lessee during the second quarter of 2002.

         As discussed in Note 7, the lease for one of the Company's Fokker 50 aircraft has been extended and a second Fokker 50 aircraft, which had been off lease, has been re-leased to the same lessee.

         The lease for the Company's Fairchild Metro III remains in effect from its expiration date of March 30, 2002, until the pre-return inspection of the aircraft is complete, which the Company expects to occur during the third quarter of 2002.

         Under the terms provided therein, the leases for two of the Company's other Fokker 50 aircraft remain in effect from their expiration date of January 13, 2002, until their pre-return inspections are complete, which is estimated to occur during the second quarter of 2002; therefore, the lessee is continuing to pay rent while the aircraft are being prepared for return. The Company has conducted a preliminary inspection of the aircraft and concluded that certain components will be in better condition than required by the return provisions of the leases. In such a situation, the leases stipulate that the Company is required to compensate the lessee. As a result, during 2001, the Company accrued an estimate of $609,000 of compensation related to these two aircraft.

3.       Note Receivable

         At March 31, 2002, the Company's note receivable consists of a loan to one of the Company's long-standing lessees in connection with a manufacturer-required inspection of the aircraft and repair of certain components. The Company and the lessee agreed to a cost sharing arrangement whereby a portion of the cost was funded by maintenance reserves previously paid by the lessee and the remaining cost was allocated between the Company and the lessee. The Company recorded a note receivable for the lessee's portion, net of interest to be received at a rate of 5%, which is being repaid through increased rent during the remainder of the lease term, which expires on April 30, 2003.

4.       Notes Payable and Accrued Interest

         The Company has a revolving credit facility totaling $50 million. The facility, which expires on June 28, 2003, bore interest through March 30, 2002, at the Company's option, at either (i) prime or (ii) LIBOR plus a margin of 200 to 250 basis points depending on certain financial ratios. On March 7, 2002, the Company and its lenders agreed to modify certain financial covenants contained in the loan agreement for the revolving credit facility in order to enable the Company to continue to take advantage of business opportunities in the current industry environment of increased market demand for shorter-term leases. The changes are in effect through December 31, 2002. In return for granting such changes, the Company's lenders changed the margin on the interest rates chosen by the Company from a floating margin to a fixed margin of 275 basis points, effective March 31, 2002.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002

4.       Notes Payable and Accrued Interest (continued)

         The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of March 31, 2002, the Company was in compliance with all such covenants. The Company made a repayment on its revolving credit facility in the amount of $1,400,000 during March 2002 because of certain collateral borrowing base limitations and may be required to make additional monthly repayments. As of March 31, 2002, $25,025,000 was outstanding under the credit facility, and interest of $150,230 was accrued, using a combination of prime and LIBOR rates.

         As discussed in Note 1, during November 1999 the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consisted of a note in the amount of $9,061,000. This note is collateralized by these aircraft and is non-recourse to the Company. The balance of the note at March 31, 2002 was $6,865,620 and interest of $11,020 was accrued. Payments due under the note consist of monthly principal and interest, and a balloon principal payment due at the end of a six month remarketing period, which was originally August 15, 2002. Under the provisions of the loan agreement, payments due on the financing are reduced during this six month period. The note bears fixed interest at 8.04% through February 15, 2002 and a floating rate thereafter. The bank has agreed that the six month period will not begin until the aircraft are returned and accepted by the Company because, under the lease terms, the lessee continues to pay rent until redelivery. The Company expects the aircraft to be returned during the second quarter of 2002. As of March 31, 2002, the Company was in compliance with all covenants of the loan agreements pertaining to the financing of these two aircraft.

         A similar financing was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bears fixed interest at 8.36% for the acquisition of one aircraft. The note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at March 31, 2002 was $2,918,650 and interest of $8,400 was accrued. As of March 31, 2002, the Company was in compliance with all covenants of the loan agreements pertaining to the financing of this aircraft.

5.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                             For the Three Months Ended March 31,
                                                                                     2002               2001
                                                                                 ------------     --------------
         Current tax provision:
              Federal                                                        $              -    $         7,660
              State                                                                     4,100              4,800
              Foreign                                                                  39,580             39,580
                                                                             ----------------    ---------------
              Current tax provision                                                    43,680             52,040
                                                                             ----------------    ---------------
         Deferred tax provision/(benefit):
              Federal                                                                 112,490            213,930
              State                                                                    (4,410)            (2,390)
                                                                             ----------------    ---------------
              Deferred tax provision/(benefit)                                        108,080            211,540
                                                                             ----------------    ---------------
         Total provision for income taxes                                    $        151,760    $       263,580
                                                                             ================    ===============

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002

5.       Income Taxes (continued)

         Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                            For the Three Months Ended March 31,

                                                                                       2002                2001
                                                                                 --------------   --------------
         Income tax expense at
               statutory federal income tax rate                             $        153,470    $       262,810
         State taxes net of federal benefit                                             3,480              7,400
         Tax rate differences                                                          (5,190)            (6,630)
                                                                             ----------------    ---------------
         Total income tax expense                                            $        151,760    $       263,580
                                                                             ================    ===============

         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of March 31, 2002 are as follows:

         Deferred tax assets:
              Organizational costs                                           $         11,510
              Maintenance reserves                                                    670,750
              Foreign tax credit carryover                                            106,780
              Deferred maintenance                                                    200,930
              Net operating loss carryover                                             33,430
              Prepaid rent and other                                                   66,460
                                                                             ----------------
                  Deferred tax assets                                               1,089,860
         Deferred tax liabilities:
              Depreciation on aircraft and aircraft engines                        (4,288,990)
              Other                                                                  (265,050)
                                                                             ----------------
                  Net deferred tax liabilities                               $     (3,464,180)
                                                                             ================

         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet. The excess foreign tax credits may be carried back to the two preceding tax years and then forward to the five succeeding tax years, expiring at the end of 2006. Net operating losses may be carried back to the five preceding tax years and then forward to the twenty succeeding tax years, expiring at the end of 2022.

6.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"). Under this agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any acquisition fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $420,660 and $448,010 during the three months ended March 31, 2002 and 2001, respectively. Because the Company did not acquire or sell any aircraft during the first three months of 2002 or 2001, no acquisition or remarketing fees were paid to JMC.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002

6.       Related Party Transactions (continued)

         Certain employees of JMC participate in an employee stock incentive plan which grants options to purchase shares of the Company held by JHC. As of March 31, 2002, 37,833 such options had been exercised.

7.       Subsequent Events

         During May 2002, the lessee for two of the Company's Fokker 50 aircraft extended one lease from April 30, 2002 to November 30, 2002, with an option to extend for an additional year, and re-leased the second aircraft, which had been off lease, for a one-year term.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Critical Accounting Policies

In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has identified the most critical accounting policies upon which its financial status depends. It determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company identified its most critical accounting policies to be those related to lease rental revenue recognition, depreciation policies and valuation of aircraft. These accounting policies are stated in the notes to the financial statements and relevant sections in this discussion and analysis.

Results of Operations

Revenues

The Company had revenues of $2,225,090 and net income of $299,620 for the three months ended March 31, 2002 versus revenues of $2,869,930 and net income of $509,380 for the three months ended March 31, 2001. Rent income was approximately $565,000 lower in 2002 versus 2001 primarily due to the decrease in rent from assets re-leased at lower rates and assets which came off lease during 2001 and remained off lease during the first three months of 2002. Other income was lower by approximately $79,000 during 2002 versus 2001 primarily due to lower interest rates on lower cash balances.

Expense Items

Management fees, which are calculated on the net book value of the aircraft owned by the Company, and depreciation were approximately $27,000 and $17,000 lower, respectively, in 2002 versus 2001 because the Company did not purchase any aircraft during 2001 or the first three months of 2002. In addition, the Company sold one aircraft during the fourth quarter of 2001. Interest expense was approximately $376,000 lower in 2002 versus 2001 because of lower interest rates and a lower average principal balance during 2002. Professional fees and general administrative expense were approximately $21,000 higher in 2002, primarily due to higher legal and insurance expense, the effect of which was partially offset by decreases in certain other expense categories. Maintenance expense was approximately $76,000 higher in 2002 versus 2001, due to maintenance performed on one of the Company's aircraft in connection with its re-lease to a new lessee during March 2002.

The Company's effective tax rate was approximately 34% in the first three months of 2002 and 2001. The Company's tax rate is subject to changes in the mix of domestic and foreign leased assets, the proportion of revenue generated within and outside of California and numerous other factors, including changes in tax laws.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings and excess cash flow. The Company has a revolving credit facility totaling $50 million. The facility, which expires on June 28, 2003, bore interest through March 30, 2002, at the Company's option, at either (i) prime or
(ii) LIBOR plus a margin of 200 to 250 basis points depending on certain financial ratios. On March 7, 2002, the Company and its lenders agreed to modify, through December 31, 2002, certain financial covenants contained in the loan agreement for the revolving credit facility in order to enable the Company to continue to take advantage of business opportunities in the current industry environment of increased market demand for shorter-term leases. In return for granting such changes, the banks changed the margin on the interest rates chosen by the Company from a floating margin to a fixed margin of 275 basis points, effective March 31, 2002. To the extent the Company is unable to successfully negotiate continuing waivers of these covenants beyond December 31, 2002, or if business results to not enable the Company to meet the prior financial covenants, the Company's financial condition and operating results could be adversely affected.

The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. The Company made repayments on its revolving credit facility in the amount of $1,400,000 and $100,000 during March and April 2002, respectively, because of certain collateral borrowing base limitations and may be required to make additional monthly repayments. The Company believes it will have sufficient cash to make such repayments through December 31, 2002. At March 31, 2002, $25,025,000 was outstanding under the credit facility, and interest of $150,230 was accrued, using a combination of prime and LIBOR rates. The Company is currently in compliance with all covenants of the revolving credit facility.

The primary source of the Company's acquisition financing is the credit facility, which carries a floating interest rate. The majority of the Company's borrowings are financed using one-, three- or six-month LIBOR rates. The Company believes it has adequate cash flow to meet reasonably expected increases in interest rates applicable to its credit facility obligations.

The Company's interest expense will generally move up or down with the prevailing interest rates, as the Company has not entered into any interest rate hedges. Because aircraft owners seeking financing generally can obtain financing through either leasing transactions or traditional secured debt financings, prevailing interest rates are a significant factor in determining market lease rates, and market lease rates generally move up or down with prevailing interest rates, assuming supply and demand of the desired equipment remains constant. However, because lease rates for the Company's assets typically are fixed under existing leases, the Company usually does not experience any positive or negative impact in revenue from changes in market lease rates due to interest rate changes until such leases have terminated.

During November 1999, the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consisted of a note in the amount of $9,061,000. This note is collateralized by these aircraft and is non-recourse to the Company. The balance of the note at March 31, 2002 was $6,865,620 and interest of $11,020 was accrued. Payments due under the note consist of monthly principal and interest, and a balloon principal payment due at the end of a six month remarketing period, originally August 15, 2002. However, because the lessee has not returned the aircraft and, under the terms of the lease, is continuing to make rental payments, the bank has agreed that the six month period will not begin until the aircraft are returned and accepted by the Company. The Company expects the aircraft to be returned during the second quarter of 2002. The note bears fixed interest at 8.04% through February 15, 2002 and a floating rate thereafter. The Company is in compliance with all covenants of the loan agreements pertaining to the financing of these aircraft. See "Outlook" below, for a discussion of the Company's prospects for these two aircraft.

A similar financing was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bears fixed interest at 8.36% for the acquisition of one aircraft. The note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at March 31, 2002 was $2,918,650 and interest of $8,400 was accrued. The Company is in compliance with all covenants of the loan agreements pertaining to the financing of this aircraft.

The Company's primary source of revenue is lease rentals collected from lessees of its aircraft assets. It is the Company's policy to monitor each lessee's needs in periods before leases are due to expire. If it appears that a lessee will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. This procedure helps the Company reduce the time that an asset will be "off-lease." The Company's aircraft are subject to leases with varying expiration dates through October 2004. Given the varying lease terms and expiration dates for the aircraft in the Company's portfolio, management believes that the Company will have adequate cash flow to meet its on-going operational needs, including the $609,000 of compensation which will be payable to the lessee of two of the Company's aircraft when they are returned, which is estimated to occur during the second quarter of 2002. See "Outlook" below, for a discussion of factors which may affect the Company's cash flow.

The Company's cash flow from operations for the three months ended March 31, 2002 versus 2001 increased by approximately $809,000. The increase from year to year was due primarily to the effect of the change in deposits, accounts payable and accrued expenses, and accrued interest on notes payable. The effect of these changes was only partially offset by the negative effect of the change in net income, accounts receivable, prepaid expenses and other assets, and deferred taxes during 2002 versus 2001.

Specifically, the Company's cash flow from operations for the three months ended March 31, 2002 consisted of net income of $299,620 and adjustments consisting primarily of depreciation of $680,710, increases in accounts receivable, prepaid expenses and other assets, accrued interest on notes payable, security deposits and deferred taxes of $263,030, $92,040, $148,640, $106,990 and $108,080, respectively, and decreases in deposits, accounts payable and accrued expenses, maintenance deposits and accrued costs, and prepaid rent of $512,160, $439,410, $175,040 and $22,830, respectively.

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

The decrease in cash flow used by financing activities from year to year was a result of lower principal repayments on the Company's indebtedness. The increase in cash flow used for investing activities during 2002 was due to equipment added to aircraft already owned by the Company, versus no such spending or acquisitions during the first three months of 2001.

Outlook

Based on the revised terms of the credit facility discussed under "Liquidity and Capital Resources" above, the Company believes that it will have sufficient flexibility to lease assets for terms which will enable the Company to maintain compliance with its credit facility covenants. The Company anticipates having sufficient cash flow to fund any necessary principal repayments through December 2002. If the Company elects to sell any of its aircraft, the Company anticipates that the proceeds would be used to pay down the related principal balance and excess cash, if any, could be used toward acquisitions.

The Company has previously used special purpose asset-based financing for the acquisition of three aircraft. Currently, however, the Company does not have sufficient cash flow to fund the equity portion of a special purpose financing. Therefore, until such equity funding becomes available for special purpose financing, the revolving credit facility is the Company's only funding source for new acquisitions. Until some portion of its aircraft that are off lease are re-leased or sold, there is not sufficient borrowing base collateral to permit use of the credit facility for acquisition funding. Thus, the Company's management is continuing to make remarketing of off-lease aircraft the primary focus of its efforts in the remainder of 2002.

As discussed above, during November 1999, the Company acquired two aircraft using cash and special purpose asset-based bank financing. Payments due under the note consist of monthly principal and interest, and a balloon principal payment due at the end of a six month remarketing period, which was originally August 15, 2002. However, because the lessee has not returned the aircraft and, under the terms of the lease, is continuing to make rental payments, the bank has agreed that the six month period will not begin until the aircraft are returned and accepted by the Company. The Company expects the aircraft to be returned during the second quarter of 2002. The Company is currently discussing the sale or re-lease of both aircraft with several potential customers. The sales prices under consideration are in excess of net book value, which would generate more than enough funds to pay the balloon payment due on the financing. Even if the Company is not able to sell the aircraft for the amounts being discussed, the Company believes any sale would result in sufficient funds to pay the balloon payment. Alternatively, if the Company re-leases the aircraft to a new lessee, the bank has indicated it would be willing to extend the term of the financing through such re-lease term.

It is likely that rent income and net income for 2002 will be substantially lower than in 2001, because one aircraft was sold during 2001, several aircraft have been off-lease or re-leased at lower rates, and the borrowing limitations imposed by aircraft currently off-lease or coming off-lease will continue if remarketing efforts are not reasonably successful during the remainder of 2002. The extent of the reduction will depend not only on the success of such remarketing, but also on how quickly those efforts are completed.

In addition, while the Company leases primarily to regional airlines that operate outside the U.S., management recognizes that some customers may be adversely impacted by the September 11, 2001 terrorist attacks in the U.S., in addition to the worldwide economic downturn. The Company has already agreed with two of its lessees to reduce and/or defer rent in light of these events. If the downturn persists, it is possible that other lessees may request concessions such as these as an alternative to default and return of the aircraft. Such concessions could have a negative effect on the Company's earnings.

The Company also continues to review its asset valuations in light of the worldwide economic downturn. Although the Company did not make any valuation adjustments during 2001, any future adjustments, if necessary, would negatively affect the Company's financial results and the collateral available for the Company's revolving credit facility. In addition, the Company's periodic review of the adequacy of its maintenance reserves, as well as routine and manufacturer-required maintenance for off-lease aircraft, may result in changes to estimated maintenance expense, further reducing earnings.

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

The Company's lessees and targeted potential lessees have been primarily outside the U.S. It is not clear what effect the downturn will have on non-U.S. regional carriers and consequently on the Company's results. It is possible that in certain instances, current economic circumstances may favor the Company, in that planned aircraft replacements for the Company's leased aircraft by its lessees may be cancelled or postponed, resulting in greater likelihood of renewals by existing lessees. Further, demand for more economically operated turboprop aircraft, which make up the Company's portfolio, relative to the more expensive new regional jets, may increase (see "Leasing Risks," below). However, there can be no assurance that the Company will realize any increase in renewals of existing leases or experience an increase in demand for turboprop aircraft.

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

Credit Facility Availability and Repayments Based on Collateral Base. As discussed above, in "Outlook" the Company's ability to draw on its $50 million credit facility is dependent upon the status of its collateral base. If a significant portion of the collateral base is off-lease for an extended period of time (see "Ownership Risks" below), this may affect the amount the Company can borrow under its credit line. Since the Company currently does not have additional, immediately available sources of acquisition funding, the ability to draw fully on its credit facility will be critical to the continuation of the Company's asset and revenue growth. Further, as discussed above in "Outlook", if the aircraft which are off-lease or will come off-lease during 2002 remain either unsold or off-lease for an extended period of time, the Company will be required to make significant principal repayments to bring its credit facility covenants into compliance. While the Company believes it has sufficient cash to make such repayments, this belief is based on certain assumptions regarding renewal of existing leases, a lack of extraordinary interest rate increases, no further lessee defaults or bankruptcies and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that its assumptions will turn out to be correct. If the assumptions do not prove to be true, and the Company has not obtained an additional waiver or amendment of such covenants from its lenders to deal with the situation, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with the covenants, or, if that is not possible, default on its credit facility.

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

Casualties, Insurance Coverage. The Company, as owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets. As a triple net lessor, the Company is generally protected against such claims, since the lessee would be responsible for, insure against and indemnify the Company for, such claims. Further, some protection may be provided by the United States Aviation Act with respect to its aircraft assets. It is, however, not clear to what extent such statutory protection would be available to the Company and such act may not apply to aircraft operated in foreign countries. Also, although the Company's leases generally require a lessee to insure against likely risks, there may be certain cases where the loss is not entirely covered by the lessee or its insurance. Though this is a remote possibility, an uninsured loss with respect to the equipment, or an insured loss for which insurance proceeds are inadequate, would result in a possible loss of invested capital in and any profits anticipated from, such equipment, as well as a potential claim directly against the Company.

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

Risks Pertaining to Arthur Andersen. On March 14, 2002, the Company's independent public accountant, Arthur Andersen, was indicted on federal obstruction of justice charges arising from the government's investigation of Enron. Arthur Andersen has indicated that it intends to vigorously contest the indictment. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to its clients. The Company's access to the capital markets and its ability to make timely SEC filings could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make the required representations to the Company or if for any other reason Arthur Andersen is unable to perform required audit-related services for the Company. In such a case, the Company would promptly seek to engage a new independent public accounting firm or take such other action as may be necessary to enable the Company to maintain access to the capital markets and to file its financial reports in a timely manner.

Item 4.  Submission of Matters to a Vote of Security Holders.

On April 26, 2002, the Company held its annual stockholder's meeting in San Carlos, California. At that meeting, Maurice J. Averay and Toni M. Perazzo were re-elected to the Board of Directors.

The vote tally was as follows:

                                 FOR ELECTION                  WITHHELD

Mr. Averay                1,032,671     (98.1%)        20,131      (1.9%)
Ms. Perazzo               1,033,208     (98.1%)        19,594      (1.9%)

In addition to the election of directors, the stockholders ratified the selection of Arthur Andersen LLP as auditors for the Company.

The vote tally was as follows:

In Favor                    955,877     (90.8%)
Against                      86,905      (8.2%)
Abstaining                   10,020      (1.0%)

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

                          Exhibit
                          Number                                       Description

                           3.1*          Amended and Restated Bylaws of the Company dated January 22, 1999.

                           3.2*          Certificate of Designation of the Company dated
                                         April 15, 1998.

                            3.3**        Amended and Restated  Stockholder  Rights  Agreement  dated January 22,
                                         1999.

                            4.1          Reference is made to Exhibits 3.1, 3.2 and 3.3.

----------

* Incorporated by reference to the same numbered exhibit previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

** Incorporated by reference to Exhibit 1 previously filed with the Company's Form 8-A/A filed with the Securities and Exchange Commission on February 4, 1999.

(b)      Reports on Form 8-K.

The Company filed a Report on Form 8-K on March 12, 2002 filing a copy of the Amendment to Amended and Restated Credit Agreement between the Company and National City Bank.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AEROCENTURY CORP.


Date:    May 14, 2002     By:    /s/ Toni M. Perazzo
                                    -------------------------------
                                    Toni M. Perazzo

                             Title: Senior Vice President-Finance and
                                    Chief Financial Officer