Form 10KSB/A
period 2001-12-31
AEROCENTURY CORP
filed 2002-08-08
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB/A

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of AeroCentury Corp.:

We have audited the accompanying consolidated balance sheet of AeroCentury Corp. (a Delaware corporation) and its subsidiaries as of December 31, 2001 and the related consolidated statements of income, stockholders' investment and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury Corp. and its subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP
San Francisco, California,
January 18, 2002 (except   with respect to the matters discussed in
Note 9, as to which the date is March 7, 2002)



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