Form 10QSB
period 2002-06-30
AEROCENTURY CORP
filed 2002-08-14
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

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

As of August 13, 2002 the Issuer had 1,606,557 Shares of Common Stock outstanding, of which 63,300 are held as Treasury Stock.

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

Forward-looking statements include (i) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements regarding the lack of requirement for the Company to make monthly repayments on the Company's revolving credit facility through December 31, 2002; the adequacy of cash flow to cover any unanticipated repayment requirements; the adequacy of the Company's cash flow to meet reasonably expected increases in interest rates applicable to the Company's credit facility obligations; and the sufficiency of the Company's cash to meet certain guaranty payments under a guaranty delivered to a vendor to a lessee; (ii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements regarding the Company's belief that it will have sufficient flexibility to lease assets for terms which will enable the Company to maintain compliance with its credit facility covenants; the Company's anticipation that it will not need to make any repayments under its credit line; the sufficiency of the Company's cash flow to fund any unanticipated necessary principal payments on its credit facility through December 2002; the Company's anticipation that any acquisitions made in 2002 will be financed by the revolving credit facility; the Company's expectation that a certain aircraft will be delivered to a lessee in early September 2002; the anticipated use of revolving credit facility financing to repay special asset-based financing on an aircraft being returned by the lessee; the anticipated re-lease of that aircraft within a six-month "remarketing period", and the belief that a sale of such aircraft would result in proceeds sufficient to repay the balloon payment due under its asset-based financing; and the Company's expectation regarding rental income and net income for the comparable periods in 2002 versus 2001; and (iii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," statements regarding the possibility that certain current economic conditions may favor the Company in that there may be a greater likelihood of renewals by existing lessees and increased demand for more economically operated turboprop aircraft (which make up most of the Company's portfolio); an increased desire for short-term leases by aircraft lessees; the anticipated lack of need by the Company to make repayments on the Company's credit facility through December 2002; the Company's intention to repay a portion of the revolving loans from proceeds of subsequent debt or equity financings; the Company's anticipated acquisition of primarily used aircraft; the attractiveness of overseas markets; JMC's competitiveness due to its experience and operational efficiency in financing transaction types desired by regional air carriers and its global reputation; and the Company's ability to obtain third party guaranties, letters of credit or other credit enhancements from future lessees.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," including general economic conditions, particularly those that affect the demand for regional aircraft and engines and the financial status of the Company's primary customers, regional passenger airlines; the lack of any further disruptions to the air travel industry similar to that which occurred on September 11, 2001; the success of the Company's remarketing efforts with respect to aircraft that are returned upon expiration or termination of leases; the Company's ability to remain in compliance with the terms of its credit facility agreement or, if necessary, negotiate extensions of waivers of such compliance; the financial performance of the Company's lessees and their compliance with rental, maintenance and return conditions under their respective leases; the availability of suitable aircraft acquisition transactions in the regional aircraft market; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission and, in particular, its Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Item 1.       Financial Statements

                                AeroCentury Corp.
                           Consolidated Balance Sheet


                                     ASSETS

                                                                                      Unaudited
                                                                                      June 30,

                                                                                        2002

Assets:
     Cash and cash equivalents                                                    $     2,343,110
     Deposits                                                                           6,282,580
     Accounts receivable                                                                  866,130
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $16,784,880                                 55,477,910
     Note receivable                                                                       43,410
     Prepaid expenses and other                                                           668,490
                                                                                  ---------------

Total assets                                                                      $    65,681,630
                                                                                  ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $     1,291,790
     Notes payable and accrued interest                                                34,447,790
     Maintenance reserves and accrued costs                                             4,903,610
     Security deposits                                                                  1,869,740
     Prepaid rent                                                                         171,690
     Deferred taxes                                                                     3,570,800
                                                                                  ---------------

Total liabilities                                                                      46,255,420
                                                                                  ---------------

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  6,107,470
                                                                                  ---------------

                                                                                       19,930,280
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------

Total stockholders' equity                                                             19,426,210
                                                                                  ---------------

Total liabilities and stockholders' equity                                        $    65,681,630
                                                                                  ===============

The accompanying notes are an integral part of these statements.


                                AeroCentury Corp.
                        Consolidated Statements of Income

                                                 For the Six Months                    For the Three Months
                                                   Ended June 30,                         Ended June 30,

                                              2002               2001                 2002                2001
                                              ----               ----                 ----                ----
                                                      Unaudited                              Unaudited
Revenues:

     Rent income                        $     4,423,540     $     5,391,420     $     2,229,900    $      2,632,330
     Other income                                58,720             184,350              27,270              73,510
                                        ---------------     ---------------     ---------------    ----------------

                                              4,482,260           5,575,770           2,257,170           2,705,840
                                        ---------------     ---------------     ---------------    ----------------
Expenses:

     Management fees                            837,650             890,810             416,990             442,800
     Depreciation                             1,366,050           1,395,400             685,340             697,700
     Interest                                   937,240           1,571,520             469,730             727,650
     Maintenance                                225,510            (12,130)             149,430            (14,270)
     Professional fees and general
        and administrative                      258,340             213,900             129,580             108,650
                                        ---------------     ---------------     ---------------    ----------------

                                              3,624,790           4,059,500           1,851,070           1,962,530
                                        ---------------     ---------------     ---------------    ----------------

Income before taxes                             857,470           1,516,270             406,100             743,310

Tax provision                                   292,880             502,130             141,120             238,550
                                        ---------------     ---------------     ---------------    ----------------

Net income                              $       564,590     $     1,014,140     $       264,980    $        504,760
                                        ===============     ===============     ===============    ================

Weighted average common
   shares outstanding                         1,543,257           1,543,257           1,543,257           1,543,257
                                        ===============     ===============     ===============    ================

Basic earnings per share                $          0.37     $          0.66     $          0.17    $           0.33
                                        ===============     ===============     ===============    ================


The accompanying notes are an integral part of these statements.



                                AeroCentury Corp.
                      Consolidated Statements of Cash Flows


                                                                                 For the Six Months Ended June 30,
                                                                                      2002                2001
                                                                                      ----                ----
                                                                                             Unaudited


Net cash provided by operating activities                                       $     2,177,580    $      1,208,920

Investing activity -
   Purchase of aircraft and aircraft engines                                          (316,600)           (275,380)
                                                                                ---------------    ----------------
Net cash used in investing activity                                                   (316,600)           (275,380)

Financing activities:
   Payments received on note receivable                                                  25,160              24,430
   Repayment of notes payable                                                       (2,223,190)         (3,169,870)
                                                                                ---------------    ----------------
Net cash used in financing activities                                               (2,198,030)         (3,145,440)

Net decrease in cash and cash equivalents                                             (337,050)         (2,211,900)

Cash and cash equivalents, beginning of period                                        2,680,160           3,184,470
                                                                                ---------------    ----------------

Cash and cash equivalents, end of period                                        $     2,343,110    $        972,570
                                                                                ===============    ================


The accompanying notes are an integral part of these statements.


                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002

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

         At June 30, 2002, the Company held security deposits of $1,869,740, refundable maintenance reserves received from lessees of $2,037,570 and non-refundable maintenance reserves of $2,375,270.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002

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

(g)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At June 30, 2002, the Company had accrued maintenance costs of approximately $819,000 related to several of its aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002

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

(k)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the three months and six months ended June 30, 2002 and 2001.

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

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002

2.       Aircraft and Aircraft Engines On Operating Leases

         At June 30, 2002, the Company owned three deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, two Shorts SD 3-60, six Fokker 50s, two Saab 340As and 26 turboprop engines, one of which is held in inventory as a spare and is not subject to a lease or to depreciation. The Company did not acquire or sell any aircraft during the first six months of 2002, but did capitalize a total of $316,600 of equipment added to several aircraft.

         The Company leased its two DHC-7 aircraft in May 2002, to a regional carrier in Haiti, for a term of 42 months.

         The lease for the Company's Fairchild Metro III remains in effect from its expiration date of March 30, 2002 until the pre-return inspection of the aircraft is complete, which the Company expects to occur during the third quarter of 2002.

         During May 2002, the lessee for two of the Company's Fokker 50 aircraft extended one lease from April 30, 2002 to November 30, 2002, with an option to extend for an additional year, and re-leased the second aircraft, which had been off lease, for a one-year term.

         Under the terms provided therein, the leases for two of the Company's other Fokker 50 aircraft remained in effect from their expiration date of January 13, 2002, until their pre-return inspections were completed in July 2002. The lessee continued to pay rent through mutually-agreed dates in June. During 2001, the Company conducted a preliminary inspection of the aircraft and concluded that certain components would be in better condition than required by the return provisions of the leases. In such a situation, the leases stipulated that the Company was required to compensate the lessee. As a result, during 2001, the Company accrued an estimate of $609,000 of compensation related to these two aircraft. As discussed in Note 8, both aircraft were returned to the Company in July 2002, and the Company and the lessee agreed on a final amount of compensation.

3.       Note Receivable

         At June 30, 2002, the Company's note receivable consists of a loan to one of the Company's long-standing lessees in connection with a manufacturer-required inspection of the aircraft and repair of certain components. The Company and the lessee agreed to a cost sharing arrangement whereby a portion of the cost was funded by maintenance reserves previously paid by the lessee and the remaining cost was allocated between the Company and the lessee. The Company recorded a note receivable for the lessee's portion, net of interest to be received at a rate of 5%, which is being repaid through increased rent during the remainder of the lease term, which expires on April 30, 2003.

4.       Notes Payable and Accrued Interest

         The Company has a revolving credit facility totaling $50 million. The facility, which expires on June 28, 2003, bore interest through March 30, 2002, at the Company's option, at either (i) prime or (ii) LIBOR plus a margin of 200 to 250 basis points depending on certain financial ratios. On March 7, 2002, the Company and its lenders agreed to modify certain financial covenants contained in the loan agreement for the facility in order to enable the Company to continue to take advantage of business opportunities in the current industry environment of increased market demand for shorter-term leases. The changes are in effect through December 31, 2002. In return for granting such changes, the Company's lenders increased the margin on the interest rates chosen by the Company from a floating margin to a fixed margin of 275 basis points, effective March 31, 2002.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002

4.       Notes Payable and Accrued Interest (continued)

         The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of June 30, 2002, the Company was in compliance with all such covenants. As of June 30, 2002, $24,925,000 was outstanding under the credit facility, and interest of $165,570 was accrued, using a combination of prime and LIBOR rates.

         As discussed in Note 1, in November 1999 the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consisted of a note in the amount of $9,061,000. This note is collateralized by these aircraft and is non-recourse to the Company. The balance of the note at June 30, 2002 was $6,530,770 and interest of $8,480 was accrued. As of June 30, 2002, the Company was in compliance with all covenants of the loan agreements pertaining to the financing of these two aircraft.

         Payments due under the note consist of monthly principal and interest, and a balloon principal payment due at the end of a six month remarketing period, which was originally August 15, 2002. Under the provisions of the loan agreement, payments due on the financing are reduced during this six month period. The note bears fixed interest at 8.04% through February 15, 2002 and a floating rate thereafter. The bank has agreed that the six month period will not begin until the aircraft are returned and accepted by the Company because, under the lease terms, the lessee continued to pay rent after the original expiration date. The lessee redelivered the aircraft to the Company during July 2002. As discussed in Note 8, during the third quarter of 2002, the Company used funds from its revolving credit facility to repay the outstanding bank financing related to one of the aircraft and transferred title to the aircraft from AeroCentury LLC to AeroCentury Corp.

         A similar financing was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bears fixed interest at 8.36% for the acquisition of one aircraft. The note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at June 30, 2002 was $2,810,140 and interest of $7,830 was accrued. As of June 30, 2002, the Company was in compliance with all covenants of the loan agreements pertaining to the financing of this aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002

5.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                               For the Six Months Ended June 30,


                                                                                    2002                2001
                                                                                    ----                ----
         Current tax provision:
              Federal                                                        $              -    $        99,870
              State                                                                     6,050              1,890
              Foreign                                                                  72,130             79,160
                                                                              ---------------    ---------------

              Current tax provision                                                    78,180            180,920
                                                                             ----------------    ---------------

         Deferred tax provision/(benefit):
              Federal                                                                 216,960            330,930
              State                                                                   (2,260)            (9,720)
                                                                             ----------------    ---------------

              Deferred tax provision                                                  214,700            321,210
                                                                             ----------------    ---------------

         Total provision for income taxes                                    $        292,880    $       502,130
                                                                             ================    ===============

         Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:
                                                                               For the Six Months Ended June 30,
                                                                                    2002                2001
                                                                                    ----                ----
         Income tax expense at
               statutory federal income tax rate                             $        291,540    $       515,530
         State taxes net of federal benefit                                             7,260             14,160
         Tax refunds                                                                        -           (15,470)
         Tax rate differences                                                         (5,920)           (12,090)
                                                                             ----------------    ---------------

         Total income tax expense                                            $        292,880    $       502,130
                                                                             ================    ===============

         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of June 30, 2002 are as follows:

 Deferred tax assets:
      Organizational costs                                $          7,700
      Maintenance reserves                                         760,340
      Foreign tax credit carryover                                 139,330
      Deferred maintenance                                         168,760
      Net operating loss carryover                                  77,640
      Prepaid rent and other                                        60,100
                                                          ----------------
          Deferred tax assets                                    1,213,870
 Deferred tax liabilities:
      Depreciation on aircraft and aircraft engines            (4,514,750)
      Other                                                      (269,920)
                                                          ----------------

          Net deferred tax liabilities                    $    (3,570,800)
                                                          ================

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002

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

6.       Commitments and Contingencies

         In connection with the re-lease of two of the Company's aircraft, the Company has guaranteed, up to a maximum of $150,000, the lessee's payments under a contract with a third party vendor for spare parts. The lessee has agreed to reimburse the Company for any payments made under the guarantee, upon demand by the Company. If the lessee does not make such reimbursements or does not comply with any provisions of the parts agreement, the Company may declare an event of default under the leases.

7.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"). Under this agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any acquisition fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $837,650 and $890,810 during the six months ended June 30, 2002 and 2001, respectively, and $416,990 and $442,800 during the quarters ended June 30, 2002 and 2001, respectively. Because the Company did not acquire or sell any aircraft during the first six months of 2002 or 2001, no acquisition or remarketing fees were paid to JMC.

         Certain employees of JMC participate in an employee stock incentive plan which grants options to purchase shares of the Company held by JHC. As of June 30, 2002, 37,833 such options had been exercised.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002

8.       Subsequent Events

         In July 2002, two of the Company's Fokker 50 aircraft were returned by the lessee. At that time, the Company determined that the amount of compensation due to the lessee, pursuant to the leases and based on the condition of certain components of the aircraft, was approximately $395,000. Because the Company had accrued an estimate of $609,000 during 2001, it reversed the difference of approximately $214,000 during the third quarter of 2002. Also in July 2002, the Company used funds from its revolving credit facility to repay the outstanding bank financing related to one of the aircraft and transferred title to that aircraft from AeroCentury LLC to AeroCentury Corp. The Company and a new customer signed a term sheet for a 38-month lease for the aircraft in June 2002, and the Company subsequently received a security deposit from the lessee. Delivery of the aircraft is anticipated to occur in early September 2002. The re-lease of the aircraft will allow the Company to include the aircraft in the collateral base for its revolving credit facility.

         The second aircraft remains financed under the terms of the loan agreement between the lender and the wholly-owned special purpose entity that holds title to the aircraft, pursuant to provisions permitting a six month remarketing period upon termination of a lessee's lease, which began in July 2002 (see Note 4).

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

Depreciation Policies

The Company's interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs. Depreciation is computed using the straight-line method over the aircraft's estimated economic life (generally assumed to be twelve years), to an estimated residual value based on appraisal.

Valuation of Aircraft

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

Results of Operations

Revenues

The Company had revenues of $4,482,260 and $5,575,770 and net income of $564,590 and $1,014,140 for the six months ended June 30, 2002 and 2001, respectively, and revenues of $2,257,170 and $2,705,840 and net income of $264,980 and $504,760 for the three months ended June 30, 2002 and 2001, respectively.

Rent income is approximately $968,000 lower in the six months ended June 30, 2002 versus the six months ended June 30, 2001 primarily due to assets which came off lease during 2001 and the first half of 2002, some of which were subsequently re-leased at lower rates, and assets which came off lease during 2001 and 2002 and remained off lease during a portion of the first half of 2002. Rent income for the three months ended June 30, 2002 was lower by approximately $402,000 versus the three months ended June 30, 2001 for the same reasons.

Other income was lower by approximately $126,000 and $46,000 during the six months and three months ended June 30, 2002 versus the six months and three months ended June 30, 2001, respectively, due to lower interest rates on lower cash balances.

Expense Items

Management fees, which are calculated on the net book value of the aircraft owned by the Company, were approximately $53,000 and $26,000 lower in the six months and three months ended June 30, 2002 versus the six months and three months ended June 30, 2001, respectively, because the Company did not purchase any aircraft during 2001 or the first six months of 2002. In addition, the Company sold one aircraft during the fourth quarter of 2001. Depreciation was approximately $29,000 and $12,000 lower in the six months and three months ended June 30, 2002 versus the six months and three months ended June 30, 2001, respectively, for the same reasons.

Interest expense was approximately $634,000 and $258,000 lower in the six months and three months ended June 30, 2002 versus the six months and three months ended June 30, 2001, respectively, because of lower interest rates and a lower average principal balance during 2002. Maintenance expense was approximately $238,000 and $164,000 higher in the six months and three months ended June 30, 2002 versus the six months and three months ended June 30, 2001, respectively, due to maintenance performed on several of the Company's aircraft in connection with their re-lease to new lessees during the first six months of 2002. Professional fees and general administrative expenses were approximately $44,000 and $21,000 higher in the six months and three months ended June 30, 2002, versus the six months and three months ended June 30, 2001, primarily due to additional aircraft insurance expense as a result of higher insurance premiums, as well as higher legal and accounting expense. The effect of such increases was partially offset by decreases in certain other expense categories.

The Company's effective tax rates in the six months and three months ended June 30, 2002 were approximately 34% and 35%, respectively, versus 33% and 32% for the six months and three months ended June 30, 2001, respectively. The Company's tax rate is subject to changes in the mix of domestic and foreign leased assets, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax laws.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings and excess cash flow. The Company has a revolving credit facility totaling $50 million. The facility, which expires on June 28, 2003, bore interest through March 30, 2002, at the Company's option, at either (i) prime or
(ii) LIBOR plus a margin of 200 to 250 basis points depending on certain financial ratios. On March 7, 2002, the Company and its lenders agreed to modify, through December 31, 2002, certain financial covenants contained in the loan agreement for the revolving credit facility in order to enable the Company to continue to take advantage of business opportunities in the current industry environment of increased market demand for shorter-term leases. In return for granting such changes, the Company's lenders increased the margin on the interest rates chosen by the Company from a floating margin to a fixed margin of 275 basis points, effective March 31, 2002. To the extent the Company is unable to successfully negotiate continuing waivers of these covenants beyond December 31, 2002, or if business results do not enable the Company to meet the prior financial covenants, the Company's financial condition and operating results could be adversely affected.

The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the revolving credit facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. The Company made repayments on its facility in the amount of $1,400,000 and $100,000 in March and April 2002, respectively, because of certain collateral borrowing base limitations. Based on the current and projected lease status of the Company's aircraft, the Company does not believe it will be required to make any additional repayments through December 31, 2002. If, however, the Company is required to make any such repayments, the Company believes it will have sufficient cash to do so.

At June 30, 2002, $24,925,000 was outstanding under the credit facility, and interest of $165,570 was accrued, using a combination of prime and LIBOR rates. The Company is currently in compliance with all covenants of the revolving credit facility. The majority of the Company's borrowings are financed using one-, three- or six-month LIBOR rates. The Company believes it has adequate cash flow to meet reasonably expected increases in interest rates applicable to its credit facility obligations.

The Company's interest expense will generally move up or down with the prevailing interest rates, as the Company has not entered into any interest rate hedge transactions. Because aircraft owners seeking financing generally can obtain financing through either leasing transactions or traditional secured debt financings, prevailing interest rates are a significant factor in determining market lease rates, and market lease rates generally move up or down with prevailing interest rates, assuming supply and demand of the desired equipment remain constant.
 However, because lease rates for the Company's assets typically are fixed under existing leases, the Company usually does not experience any positive or negative impact in revenue from changes in market lease rates due to interest rate changes until such leases have terminated.

In November 1999, the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consisted of a note in the amount of $9,061,000. This note is collateralized by these aircraft and is non-recourse to the Company. The note bears fixed interest at 8.04% through February 15, 2002 and a floating rate thereafter. The balance of the note at June 30, 2002 was $6,530,770 and interest of $8,480 was accrued. Payments due under the note consist of monthly principal and interest, and a balloon principal payment due at the end of a six month remarketing period, which was originally August 15, 2002. Under the provisions of the loan agreement, payments due on the financing are reduced during this six month period. The Company's lender agreed that the six month period would not begin until the aircraft were returned and accepted by the Company because, under the lease terms, the lessee continued to pay rent after the original expiration date. The lessee redelivered the aircraft to the Company in July 2002. At that time, the Company determined that the amount of compensation due to the lessee, pursuant to the leases and based on the condition of certain components of the aircraft, was approximately $395,000. Because the Company had accrued an estimate of $609,000 during 2001, it reversed the difference of approximately $214,000 during the third quarter of 2002 and remitted the compensation payment to the lessee. The Company is in compliance with all covenants of the loan agreements pertaining to the financing of these aircraft. See "Outlook" below for a discussion of the status of these two aircraft.

A similar special purpose entity financing was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bears fixed interest at 8.36% for the acquisition of one aircraft. The note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at June 30, 2002 was $2,810,140 and interest of $7,830 was accrued. The Company is in compliance with all covenants of the loan agreement pertaining to the financing of this aircraft.

The Company's primary source of revenue is lease rentals collected from lessees of its aircraft assets. It is the Company's policy to monitor each lessee's needs in periods before leases are due to expire. If it appears that a lessee will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. This procedure helps the Company reduce the time that an asset will be "off-lease." The Company's aircraft are subject to leases with varying expiration dates through November 2005. Given the varying lease terms and expiration dates for the aircraft in the Company's portfolio, management believes that the Company will have adequate cash flow to meet its on-going operational needs.

In connection with the re-lease of two of the Company's aircraft, the Company has guaranteed, up to a maximum of $150,000, the lessee's payments under a contract with a third party vendor for spare parts. The lessee has agreed to reimburse the Company for any payments made under the guarantee, upon demand by the Company. If the lessee does not make such reimbursements or does not comply with any provisions of the parts agreement, the Company may declare an event of default under the leases. Based on the lessee's credit history and its financial condition, the Company believes it is unlikely that it will have to perform under the guaranty. If, however, the Company does have to perform, the Company believes it will have sufficient cash to fund any necessary payments.

See "Outlook" below for a discussion of factors which may affect the Company's cash flow.

The Company's cash flow from operations for the six months ended June 30, 2002 versus the six months ended June 30, 2001 increased by approximately $969,000. The increase from year to year was due primarily to the effect of the change in deposits, accounts payable and accrued expenses, accrued interest on notes payable and security deposits. The effect of these changes was only partially offset by the negative effect of the change in net income, accounts receivable, maintenance deposits and accrued costs, and deferred taxes during 2002 versus 2001.

Specifically, the Company's cash flow from operations for the six months ended June 30, 2002 consisted of net income of $564,590 and adjustments consisting primarily of depreciation of $1,366,050, increases in accounts receivable, accrued interest on notes payable, security deposits and deferred taxes of $270,260, $160,860, $151,970 and $214,700, respectively, and decreases in deposits, accounts payable and accrued expenses, and maintenance deposits and accrued costs, of $704,280, $350,340 and $305,540, respectively.

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

The decrease in cash flow used by financing activities from year to year was a result of lower principal repayments on the Company's indebtedness. The increase in cash flow used for investing activities during 2002 was due to equipment added to aircraft already owned by the Company, versus a smaller amount of such spending the first six months of 2001.

Outlook

Based on the revised terms of the revolving credit facility discussed under "Liquidity and Capital Resources" above, the Company believes that it will have sufficient flexibility to lease assets for terms which will enable the Company to maintain compliance with its credit facility covenants. In addition, due to the re-lease of several assets during the first six months of 2002, the Company does not anticipate that it will be required to make any additional principal repayments under the revolving credit facility through December 31, 2002.

The Company has previously used special purpose asset-based financing for the acquisition of three aircraft. Although the Company anticipates generating sufficient cash flow during the remainder of 2002 to fund the equity portion of a special purpose financing, because assets which were re-leased during the second quarter of 2002 have increased the collateral available on its revolving credit facility, the Company anticipates using that facility for any acquisitions it may make during the remainder of 2002, rather than using special purpose asset based financing.

As discussed above, in November 1999, the Company acquired two aircraft using cash and special purpose asset-based bank financing. Payments due under the note consist of monthly principal and interest, and a balloon principal payment due at the end of a six month remarketing period, which was originally August 15, 2002. However, because the lessee did not return the aircraft until July 2002 and, under the terms of the lease, continued to make rental payments, the Company's lender agreed that the six month period would not begin until the aircraft were returned and accepted by the Company. The Company and a new customer signed a term sheet for a 38-month lease for the aircraft in June 2002, and the Company subsequently received a security deposit from the lessee. Delivery of the aircraft is anticipated to occur in early September 2002. The re-lease of the aircraft will allow the Company to include the aircraft in the collateral base for its revolving credit facility.

The Company is currently discussing the re-lease or sale of the second aircraft with several potential customers. The Company now believes that it is more likely that the aircraft will be leased rather than sold. Beginning in July 2002, this aircraft is being financed pursuant to provisions permitting a six month remarketing period which requires a fixed monthly payment using a floating interest rate and a balloon payment at the end of six months. If the Company re-leases the aircraft to a new lessee, the Company anticipates using additional funds from its revolving credit facility to pay the balloon payment and transfer title of the second aircraft from AeroCentury LLC to AeroCentury Corp. The Company anticipates being able to re-lease the aircraft within the six month period. If the Company sells the aircraft, the Company believes any sale would result in sufficient proceeds to fund the balloon payment.

It is likely that rent income and net income for the second half of 2002 will be substantially lower than the comparable period in 2001, because several aircraft have been off-lease or re-leased at lower rates and one aircraft was sold during 2001. It is likely that market lease rates will remain significantly below prior market levels as a result of downward pressure from low interest rates, a slowdown in the air carrier industry and the economy as a whole. The extent of the reduction in revenue and net income will depend on the success of remarketing aircraft with leases due to expire and how quickly those efforts are completed.

The Company continues to review its asset valuations in light of the worldwide economic downturn. Although the Company did not make any valuation adjustments during 2001, any future adjustments, if necessary, could negatively affect the Company's financial results and the collateral available for the Company's revolving credit facility. In addition, the Company's periodic review of the adequacy of its maintenance reserves, as well as routine and manufacturer-required maintenance for off-lease aircraft, may result in changes to estimated maintenance expense, further reducing earnings.

Factors that May Affect Future Results

General Economic Conditions. The Company's business is dependent upon general economic conditions and the strength of the travel and transportation industry. The industry is experiencing a cyclical downturn which began in mid-2001. This downturn was exacerbated by the terrorist attacks of September 11, 2001 and their aftermath. As a result, there has been a severe reduction in air travel, and less revenue and less demand for aircraft capacity by the major air carriers, particularly those that serve U.S. markets. The duration of the downturn is uncertain.

The Company's lessees and targeted potential lessees have been primarily outside the U.S. It appears that the downturn has had an impact on some non-U.S. regional carriers, but it remains to be seen how widespread the impact will be and how severely such carriers will be affected. It is possible that in certain instances, current economic circumstances may favor the Company, in that planned aircraft replacements for the Company's leased aircraft by its lessees may be cancelled or postponed, resulting in greater likelihood of renewals by existing lessees. Further, demand for more economically operated turboprop aircraft, which make up the Company's portfolio, relative to the more expensive new regional jets, may increase (see "Leasing Risks" below). However, there can be no assurance that the Company will realize any increase in renewals of existing leases or experience an increase in demand for turboprop aircraft.

Since regional carriers are generally not as well-capitalized as major air carriers, the downturn may result in the increased possibility of an economic failure of one or more of the Company's lessees. The combined effect of all or any decreased air travel, further weakening of the industry as a result of subsequent threats of attacks similar to the September 11 events, an increase in the price of jet fuel due to fears of hostilities and increased costs and reduced operations by air carriers due to new security directives, depending on their scope and duration, could have a material adverse impact on the Company's lessees and thus the Company's results. At this time, in response to lower passenger loads, many carriers have reduced capacity, and as a result there has been a reduced demand for aircraft. As a result, market lease rental rates have decreased across all aircraft types, including regional aircraft. If reduced demand remains unchanged for an extended period of time, there could be a negative effect on aircraft values. Even if the aircraft are not sold by the Company, a reduced market value for aircraft in the Company's portfolio could affect the Company's results if the market value falls below the asset's book value, and the Company determines that a writedown of the asset's value on the Company's book is appropriate.

One anticipated result of the economic situation is that lessees are likely to desire shorter-term leases which will give those lessees more flexibility to deal with the current downturn. The Company's ability to enter into such short-term leases is somewhat limited by credit facility covenants that govern to what extent aircraft on short-term leases can be added to the collateral base that determines how much the Company can draw under the revolving credit facility (see "Credit Facility Availability and Repayments Based on Collateral Base" below).

Credit Facility Availability and Repayments Based on Collateral Base. As discussed above, in "Outlook" the Company's ability to draw on its $50 million credit facility is dependent upon the status of its collateral base. If a significant portion of the collateral base is off-lease for an extended period of time (see "Ownership Risks" below), this may affect the amount the Company can borrow under its credit line. Since the Company currently does not have additional, immediately available sources of acquisition funding, the ability to draw fully on its credit facility will be critical to the continuation of the Company's asset and revenue growth. While the Company believes it will not be required to make additional repayments under its revolving credit facility due to collateral base limitations, this belief is based on certain assumptions regarding renewal of existing leases, a lack of extraordinary interest rate increases, no further lessee defaults or bankruptcies and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that these assumptions will turn out to be correct. If the assumptions do not prove to be true, and the Company has not obtained an additional waiver or amendment of such covenants from its lenders to deal with the situation, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with the covenants, or, if that is not possible, default on its credit facility.

Risks of Debt Financing. The Company's use of acquisition financing under its revolving credit facility and its special purpose financings subject the Company to increased risks of leveraging. If, due to a lessee default, the Company is unable to repay the debt secured by the aircraft acquired, then the Company could lose title to the acquired aircraft in a foreclosure proceeding. With respect to the revolving credit facility, the loans are secured by the Company's existing assets as well as the assets acquired with each financing. Any default under the revolving credit facility could result in foreclosure upon not only the asset acquired using such financing, but also the existing assets of the Company securing the revolving loan.

In order to achieve optimal benefit from the revolving credit facility, the Company intends to repay a portion of the revolving loans from proceeds of subsequent debt or equity financings. Such replacement financing would permit the Company to make further borrowings under the revolving credit facility equal to the amount of revolving debt refinanced. There can be no assurance that the Company will be able to obtain the necessary amount of replacement term debt or equity financing on favorable terms so as to permit multiple draws on the revolving credit facility.

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

Reliance on JMC. All management of the Company is performed by JMC under a management agreement which is in its fifth year of a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Board of Directors, however, has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. In addition, while JMC may not owe any fiduciary duties to the Company by virtue of the management agreement, the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices with the Company. JMC is also management company for two other aircraft portfolio owners, JetFleet III and AeroCentury IV, Inc. ("AeroCentury IV"). JetFleet III and AeroCentury IV are in the liquidation or wrap-up phase. AeroCentury IV has been selling assets and recently defaulted on certain obligations to noteholders. The indenture trustee for AeroCentury IV's noteholders has foreclosed and will sell the remaining two assets. JetFleet III is compliance with the terms of its trust indenture.

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

International Risks. The Company has focused on leases in overseas markets, which are currently dynamic and which the Company believes present attractive opportunities. Leases with foreign lessees, however, may present somewhat different credit risks than those with domestic lessees.

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

Leases with foreign lessees are subject to risks related to the economy of the country or region in which such lessee is located, which may be weaker than the U.S. economy. On the other hand, a foreign economy may remain strong even though the U.S. economy does not. A foreign economic downturn may impact a foreign lessee's ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related to currency conversion fluctuations. Although the Company's current leases are all payable in U.S. dollars, the Company may agree in the future to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations. Even with U.S. dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee's local currency which would make it more difficult for a lessee to meet its U.S. dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if that carrier's revenue is primarily derived in the local currency.

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

Competition. The aircraft leasing industry is highly competitive. The Company competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources and more experience than the Company. The Company, however, believes that it is competitive because of JMC's experience and operational efficiency in financing the transaction types desired by regional air carriers. This market segment, which is characterized by transaction sizes of less than $10 million and lessee credits that are strong, but generally unrated and more speculative than the major air carriers, is not well served by the Company's larger competitors in the aircraft industry. JMC has developed a reputation as a global participant in this segment of the market, and the Company believes this will benefit the Company. There is, however, no assurance that the lack of significant competition from the larger aircraft leasing companies will continue or that the reputation of JMC will continue to be strong in this market segment and benefit the Company.

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

                                     PART II

                                OTHER INFORMATION

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

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AEROCENTURY CORP.


Date:    August 13, 2002              By:    /s/ Toni M. Perazzo
                                                -------------------------------
                                                Toni M. Perazzo

                                      Title: Senior Vice President-Finance and
                                             Chief Financial Officer