Form 10QSB
period 2002-09-30
AEROCENTURY CORP
filed 2002-11-14
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934 For the transition period from            to
                                       ----------   ----------

Commission File Number:  001-13387

                                AeroCentury Corp.
                 (Name of small business issuer in its charter)

                Delaware                               94-3263974
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

      1440 Chapin Avenue, Suite 310
         Burlingame, California                           94010
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (650) 340-1888

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
Yes   X   No
   ------   ------

As of November 14, 2002 the Issuer had 1,606,557 Shares of Common Stock outstanding, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                              -----   -----

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

Forward-looking statements include (i) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements regarding the lack of requirement for the Company to make monthly repayments on the Company's revolving credit facility through December 31, 2002; the approval of certain lessee lease amendments by the credit facility lenders; the adequacy of the Company's cash flow to meet modest increases in interest rates applicable to the Company's credit facility obligations; the adequacy of cash flow to meet ongoing operational needs; and the sufficiency of the Company's cash to meet certain guaranty payments under a guaranty delivered to a vendor to a lessee;
(ii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements regarding the anticipated exclusive use of the revolving credit facility to fund acquisitions in the remainder of 2002; the Company's expectation that a certain aircraft will be delivered to a lessee in late November 2002; the anticipated use of revolving credit facility financing to repay special asset-based financing on such aircraft; the belief that a forced sale of such aircraft, though at a loss, would result in proceeds sufficient to repay the balloon payment due under its asset-based financing; the Company's expectation regarding rental income and net income for the comparable periods in 2002 versus 2001; and the expectation that lease rates will remain below prior market levels (iii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," statements regarding the possibility that certain current economic conditions may favor the Company in that there may be a greater likelihood of renewals by existing lessees and increased demand for more economically operated turboprop aircraft (which make up most of the Company's portfolio); an increased desire for short-term leases by aircraft lessees; the anticipated lack of need by the Company to make repayments on the Company's credit facility; the Company's intention to repay a portion of the revolving loans from proceeds of subsequent debt or equity financings; the Company's anticipated acquisition of primarily used aircraft; the attractiveness of overseas markets; JMC's competitiveness due to its experience and operational efficiency in financing transaction types desired by regional air carriers and its global reputation; and the Company's ability to obtain third party guaranties, letters of credit or other credit enhancements from future lessees.

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

Item 1.       Financial Statements

                                AeroCentury Corp.
                      Condensed Consolidated Balance Sheet


                                     ASSETS
                                                                     Unaudited
                                                                   September 30,
                                                                       2002
                                                                       ----

Assets:
     Cash and cash equivalents                                   $     1,954,670
     Deposits                                                          6,638,750
     Accounts receivable                                               1,178,200
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $17,488,050                60,875,840
     Note receivable                                                      30,590
     Prepaid expenses and other                                          446,610
                                                                 ---------------
Total assets                                                     $    71,124,660
                                                                 ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                       $       789,970
     Notes payable and accrued interest                               39,366,610
     Maintenance reserves and accrued costs                            5,341,540
     Security deposits                                                 1,942,870
     Prepaid rent                                                        269,560
     Deferred taxes                                                    3,701,460
                                                                 ---------------

Total liabilities                                                     51,412,010
                                                                 ---------------

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                           -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                1,610
     Paid in capital                                                  13,821,200
     Retained earnings                                                 6,393,910
                                                                 ---------------
                                                                      20,216,720
     Treasury stock at cost, 63,300 shares                             (504,070)
                                                                 ---------------

Total stockholders' equity                                            19,712,650
                                                                 ---------------

Total liabilities and stockholders' equity                       $    71,124,660
                                                                 ===============

The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                   Condensed Consolidated Statements of Income


                                                 For the Nine Months                   For the Three Months
                                                 Ended September 30,                    Ended September 30,
                                              2002               2001                 2002                2001
                                              ----               ----                 ----                ----
                                                      Unaudited                              Unaudited
Revenues:

     Rent income                        $     6,361,100     $     7,787,150     $     1,937,570    $      2,455,720
     Other income                                97,070             667,450              38,350             423,110
                                        ---------------     ---------------     ---------------    ----------------
                                              6,458,170           8,454,600           1,975,920           2,878,830
                                        ---------------     ---------------     ---------------    ----------------
Expenses:

     Management fees                          1,257,460           1,329,720             419,820             438,910
     Depreciation                             2,069,220           2,100,960             703,170             705,560
     Interest                                 1,417,570           2,234,490             480,320
        662,970
     Maintenance                                 40,200             143,330           (185,310)             155,460
     Professional fees and general
        and administrative                      414,300             327,700             155,970             113,800
                                        ---------------     ---------------     ---------------    ----------------

                                              5,198,750           6,136,200           1,573,970           2,076,700
                                        ---------------     ---------------     ---------------    ----------------

Income before taxes                           1,259,420           2,318,400             401,950             802,130

Tax provision                                   408,380             773,980             115,500             271,850
                                        ---------------     ---------------     ---------------    ----------------

Net income                              $       851,040     $     1,544,420     $       286,450    $        530,280
                                        ===============     ===============     ===============    ================

Weighted average common
   shares outstanding                         1,543,257           1,543,257           1,543,257           1,543,257
                                        ===============     ===============     ===============    ================

Basic earnings per share                $          0.55     $          1.00     $          0.19    $           0.34
                                        ===============     ===============     ===============    ================


The accompanying notes are an integral part of these statements.



                                AeroCentury Corp.
                 Condensed Consolidated Statements of Cash Flows

                                                                              For the Nine Months Ended September 30,
                                                                                      2002                2001
                                                                                      ----                ----
                                                                                             Unaudited

Net cash provided by operating activities                                       $     2,964,410    $      2,613,190

Investing activity -
   Purchase of aircraft and aircraft engines                                        (6,417,710)           (275,380)
                                                                                ---------------    ----------------
Net cash used in investing activity                                                 (6,417,710)           (275,380)

Financing activities:
   Issuance of notes payable                                                          8,405,000                   -
   Payments received on note receivable                                                  37,980              36,640
   Repayment of notes payable                                                       (5,715,170)         (3,514,500)
                                                                                ---------------    ----------------
Net cash provided/(used) by financing activities                                      2,727,810         (3,477,860)

Net decrease in cash and cash equivalents                                             (725,490)         (1,140,050)

Cash and cash equivalents, beginning of period                                        2,680,160           3,184,470
                                                                                ---------------    ----------------

Cash and cash equivalents, end of period                                        $     1,954,670    $      2,044,420
                                                                                ===============    ================


The accompanying notes are an integral part of these statements.


                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002

1.       Organization and Summary of Significant Accounting Policies

(a)      Basis of Presentation

         AeroCentury Corp. ("AeroCentury") was incorporated in the state of Delaware on February 28, 1997. AeroCentury was formed solely for the purpose of acquiring JetFleet Aircraft, L.P. and JetFleet Aircraft II, L.P., partnerships formed under California law for the purpose of investing in leased aircraft equipment, (collectively, the "Partnerships") in a statutory merger (the "Consolidation"), which was effective January 1, 1998. The Consolidation was treated as a "pooling-of-interests" under accounting principles generally accepted in the United States of America. AeroCentury is continuing in the aircraft leasing business in which the Partnerships engaged and is using leveraged financing to acquire additional aircraft assets on lease.

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

         At September 30, 2002, the Company held security deposits of $1,942,870, refundable maintenance reserves received from lessees of $1,729,900 and non-refundable maintenance reserves of $2,965,980.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002

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

(g)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At September 30, 2002, the Company had accrued maintenance costs of approximately $217,000 related to several of its aircraft.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002

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

(k)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the three months and nine months ended September 30, 2002 and 2001.

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

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002

2.       Aircraft and Aircraft Engines On Operating Leases

         At September 30, 2002, the Company owned four deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, two Shorts SD 3-60, six Fokker 50s, two Saab 340As and 26 turboprop engines. During the third quarter of 2002, the Company acquired one of its deHavilland DHC-8 aircraft, in a purchase and leaseback with a new customer for a term of 38 months. The Company also capitalized $316,600 of equipment added to several aircraft during the first nine months of 2002. During the quarter, an engine which had been held in inventory was exchanged, along with a cash payment, for another engine which subsequently was leased to a customer for use on one of the Company's aircraft while an engine was being repaired.

         The lease for one of the Company's Saab 340A aircraft expired on June 30, 2002 and the aircraft was returned to and accepted by the Company during August after the lessee had met the return conditions of the lease. The Company is seeking re-lease opportunities for this aircraft.

         The lease for the Company's Fairchild Metro III remained in effect from its expiration date of March 30, 2002 until the pre-return inspection of the aircraft was complete. The aircraft was returned and accepted by the Company in November 2002.

         The lease for one of the Company's Fokker 50 aircraft remains in effect from its expiration date of September 4, 2002 until the pre-return inspection of the aircraft is complete, which the Company expects to occur during the fourth quarter of 2002.

         Under the terms provided therein, the leases for two of the Company's other Fokker 50 aircraft remained in effect from their expiration date of January 13, 2002, until their pre-return inspections were completed in July 2002. The lessee continued to pay rent through mutually-agreed dates in June. In late 2001, the Company conducted a preliminary inspection of the aircraft and concluded that, upon return, certain components would likely be in better condition than required by the return provisions of the leases. In such a situation, the leases stipulated that the Company was required to compensate the lessee. As a result, during 2001, the Company accrued an estimate of $609,000 of compensation related to these two aircraft. Both aircraft were returned to the Company in July 2002, and the Company and the lessee agreed on the final compensation. At that time, the Company recorded a credit to maintenance expense of $213,690, which represented the amount of the Company's estimate which was in excess of the final compensation amount.

         During the third quarter of 2002, the Company re-leased one of the Fokker 50 aircraft which had been returned during July to a new customer for a term of 38 months. As discussed in Note 8, during the fourth quarter of 2002, the Company and a new lessee signed a term sheet for the lease of the second Fokker 50 aircraft which had been returned in July 2002.

3.       Note Receivable

         At September 30, 2002, the Company's note receivable consists of a loan to one of the Company's long-standing lessees in connection with a manufacturer-required inspection of the aircraft and repair of certain components. The Company and the lessee agreed to a cost sharing arrangement whereby a portion of the cost was funded by maintenance reserves previously paid by the lessee and the remaining cost was allocated between the Company and the lessee. The Company recorded a note receivable for the lessee's portion, net of interest to be received at a rate of 5%, which is being repaid through increased rent during the remainder of the lease term, which expires on April 30, 2003.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002

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

         The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of September 30, 2002, the Company was in compliance with all such covenants, $33,330,000 was outstanding under the credit facility, and interest of $175,010 was accrued, using a combination of prime and LIBOR rates.

         As discussed in Note 1, in November 1999 the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consisted of a note in the amount of $9,061,000. This note is collateralized by these aircraft and is non-recourse to the Company. During the third quarter of 2002, the Company used funds from its revolving credit facility to repay the outstanding bank financing related to one of the aircraft and transferred title to the aircraft from AeroCentury LLC to AeroCentury Corp. The balance of the note at September 30, 2002 was $3,149,650 and interest of $4,650 was accrued. As of September 30, 2002, the Company was in compliance with all covenants of the loan agreement pertaining to the financing of the second aircraft.

         Payments due under the note consist of monthly principal and interest, and a balloon principal payment due at the end of a six month remarketing period, which was originally August 15, 2002. Under the provisions of the loan agreement, payments due on the financing are reduced during this six month period. The note bears fixed interest at 8.04% through February 15, 2002 and a floating rate thereafter. The bank agreed that the six month period would not begin until the aircraft were returned and accepted by the Company because, under the lease terms, the lessee continued to pay rent after the original expiration date. The lessee redelivered the aircraft to the Company during July 2002.

         A similar financing was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bears fixed interest at 8.36% for the acquisition of one aircraft. The note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at September 30, 2002 was $2,699,280 and interest of $8,020 was accrued. As of September 30, 2002, the Company was in compliance with all covenants of the loan agreement pertaining to the financing of this aircraft.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002

5.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                            For the Nine Months Ended September 30,
                                                                                    2002                2001
                                                                                    ----                ----
         Current tax provision:
              Federal                                                        $       (17,020)    $        97,670
              State                                                                     7,910              8,280
              Foreign                                                                  72,130            118,750
                                                                             ----------------    ---------------
              Current tax provision                                                    63,020            224,700
                                                                             ----------------    ---------------

         Deferred tax provision/(benefit):
              Federal                                                                 360,500            563,960
              State                                                                  (15,140)           (14,680)
                                                                             ----------------    ---------------

              Deferred tax provision                                                  345,360            549,280
                                                                             ----------------    ---------------

         Total provision for income taxes                                    $        408,380    $       773,980
                                                                             ================    ===============

         Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                            For the Nine Months Ended September 30,
                                                                                    2002                2001
                                                                                 ----                ----
         Income tax expense at
               statutory federal income tax rate                             $        428,200    $       788,250
         State taxes net of federal benefit                                             9,760             20,880
         Tax refunds                                                                 (19,560)           (15,470)
         Tax rate differences                                                        (10,020)           (19,680)
                                                                             ----------------    ---------------

         Total income tax expense                                            $        408,380    $       773,980
                                                                             ================    ===============

         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of September 30, 2002 are as follows:

         Deferred tax assets:
              Organizational costs                              $          3,840
              Maintenance reserves                                       908,610
              Foreign tax credit carryover                               118,640
              Deferred maintenance                                       143,940
              Net operating loss carryover                               138,950
              Prepaid rent and other                                      94,060
                                                                ----------------
                  Deferred tax assets                                  1,408,040
         Deferred tax liabilities:
              Depreciation on aircraft and aircraft engines          (4,843,440)
              Other                                                    (266,060)
                                                                ----------------

                  Net deferred tax liabilities                  $    (3,701,460)
                                                                ================

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002

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

7.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"). Under this agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any acquisition fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $1,257,460 and $1,329,720 during the nine months ended September 30, 2002 and 2001, respectively, and $419,820 and $438,910 during the quarters ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2002, the Company paid a total of $165,420 in acquisition fees, which are included in the capitalized cost of the aircraft. Because the Company did not acquire any aircraft during the first nine months of 2001, no acquisition fees were paid to JMC. No remarketing fees were paid to JMC during the first nine months of 2002 or 2001.

         Certain employees of JMC participate in an employee stock incentive plan which grants options to purchase shares of the Company held by JetFleet Holding Corp., the parent company of JMC. As of September 30, 2002, 37,833 such options had been exercised.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002

8.       Subsequent Events

         The lease for one of the Company's aircraft expired in September 2002, but the lessee is required to continue to pay rent until the aircraft is returned and accepted by the Company, which is expected to occur in late November or early December. At November 5, the lessee owed the Company three months of rent. However, the Company holds a security deposit from this lessee, which is substantially in excess of the amount the lessee is expected to owe the Company at the time of return. In order to enforce its ability to use a portion of the security deposit toward unpaid rent, the Company recently sent a default notice to the lessee.

         In October 2002, the Company and a new customer signed a term sheet for a 36-month lease for the second of two Fokker 50 aircraft which were returned by the original lessee in July 2002. Delivery of the aircraft is anticipated to occur in the fourth quarter of 2002.

         On November 7, 2002 the Company acquired a deHavilland DHC-8 aircraft in a purchase and leaseback transaction. The aircraft is on lease for a 36 month term with the same lessee as the deHavilland DHC-8 purchased in September.

         On November 13, 2002, the Company and the lessee for three of the Company's aircraft signed lease amendments which cured the lessee's recent default for rent and reserves due. The amendments provide for deferral of the overdue rent and reserves. The arrearages are to be paid over time in installments. The amendments also defer payment of the final security deposit installment related to two of the aircraft. In accordance with the Company's credit facility, the lease amendment must be approved by the facility banks. The Company believes that such approval will be obtained.

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

Results of Operations

Revenues

Rent income is approximately $1,426,000 lower in the nine months ended September 30, 2002 versus the nine months ended September 30, 2001 primarily due to assets which came off lease during 2001 and the first nine months of 2002, some of which were subsequently re-leased at lower rates, and some of which remained off lease during a portion of the first nine months of 2002. Rent income for the three months ended September 30, 2002 was lower by approximately $518,000 versus the three months ended September 30, 2001 for the same reasons. The negative effect in both the nine month and three month periods was only partially offset by the additional rent from the aircraft purchased by the Company during September 2002.

Other income was lower by approximately $570,000 and $385,000 during the nine months and three months ended September 30, 2002 versus the nine months and three months ended September 30, 2001, respectively, due to the net insurance proceeds received during 2001 as a result of damage to one of the Company's aircraft and lower interest rates on lower cash balances during 2002.


Expense Items

Management fees, which are calculated on the net book value of the aircraft owned by the Company, were approximately $72,000 and $19,000 lower in the nine months and three months ended September 30, 2002 versus the nine months and three months ended September 30, 2001, respectively, because the Company did not purchase any aircraft during 2001 and the one aircraft purchase during 2002 was made in September. In addition, the Company sold one aircraft during the fourth quarter of 2001. Depreciation was approximately $32,000 and $2,000 lower in the nine months and three months ended September 30, 2002 versus the nine months and three months ended September 30, 2001, respectively, for the same reasons.

Interest expense was approximately $817,000 and $183,000 lower in the nine months and three months ended September 30, 2002 versus the nine months and three months ended September 30, 2001, respectively, because of lower interest rates and a lower average principal balance during 2002. Professional fees and general administrative expenses were approximately $87,000 and $42,000 higher in the nine months and three months ended September 30, 2002, versus the nine months and three months ended September 30, 2001, primarily due to additional aircraft insurance expense as a result of higher insurance premiums, as well as higher legal and accounting expense. The effect of such increases was partially offset by decreases in certain other expense categories.

Excluding the reversal of a portion of certain maintenance expenses estimated and accrued in prior periods, discussed below, maintenance expense was approximately $153,000 and $126,000 lower in the nine months and three months ended September 30, 2002 versus the nine months and three months ended September 30, 2001, respectively, primarily because of lower expenses incurred in connection with preparing aircraft for re-lease to new customers.

During 2002, the Company reversed approximately $214,000 of the $609,000 estimate which had been accrued in the fourth quarter of 2001, related to compensation to the lessee in accordance with the return provisions of the leases for two aircraft. During 2001, the Company reversed a total of $291,000, which was paid by the lessees of two aircraft subsequent to the accruals which had been made by the Company in the fourth quarter of 2000.

The Company's effective tax rates in the nine months and three months ended September 30, 2002 were approximately 32% and 29%, respectively, versus 33% and 34% for the nine months and three months ended September 30, 2001, respectively. The Company's tax rate is subject to changes in the mix of domestic and foreign leased assets, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax laws.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings and excess cash flow. The Company has a revolving credit facility totaling $50 million. The facility, which expires on June 28, 2003, bore interest through March 30, 2002, at the Company's option, at either (i) prime or
(ii) LIBOR plus a margin of 200 to 250 basis points depending on certain financial ratios. On March 7, 2002, the Company and its lenders agreed to modify, through December 31, 2002, certain financial covenants contained in the loan agreement for the revolving credit facility in order to enable the Company to continue to take advantage of business opportunities in the current industry environment of increased market demand for shorter-term leases. In return for granting such changes, the Company's lenders increased the margin on the interest rates chosen by the Company from a floating margin to a fixed margin of 275 basis points, effective March 31, 2002. To the extent the Company is unable to successfully negotiate continuing waivers of these covenants beyond December 31, 2002, and if business results do not enable the Company to meet the prior financial covenants, the Company's financial condition and operating results could be adversely affected.

The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the revolving credit facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. The Company made repayments on its facility in the amount of $1,400,000 and $100,000 in March and April 2002, respectively, because of certain collateral borrowing base limitations. Based on the current and projected lease status of the Company's aircraft, the Company does not believe it will be required to make any additional repayments through December 31, 2002. On November 13, 2002, the Company and the lessee for three of the Company's aircraft signed lease amendments which cured the lessee's recent default for rent and reserves due. The amendments provide for deferral of the overdue rent and reserves. The arrearages are to be paid over time in installments. The amendments also defer payment of the final security deposit installment related to two of the aircraft. In accordance with the Company's credit facility, the lease amendment must be approved by the facility banks. The Company believes that such approval will be obtained. If such approval is not obtained, however, the three aircraft would not be eligible to serve as collateral for the Company's revolving credit facility and the Company would not have sufficient cash to fund the required repayments.

At September 30, 2002, $33,330,000 was outstanding under the credit facility, and interest of $175,010 was accrued, using a combination of prime and LIBOR rates. The Company is currently in compliance with all covenants of the revolving credit facility. The majority of the Company's borrowings are currently financed using one- or three-month LIBOR rates. The Company believes it has adequate cash flow to fund modest increases in interest rates applicable to its credit facility obligations.

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

In November 1999, the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing, which consisted of a note in the amount of $9,061,000, was collateralized by these aircraft and is non-recourse to the Company. The note bore fixed interest at 8.04% through February 15, 2002 and a floating rate thereafter. Amounts due under the note consist of fixed monthly principal and interest payments, and a balloon principal payment due at the end of a six month remarketing period, which was originally August 15, 2002. Under the provisions of the loan agreement, payments due on the financing are reduced during this six month period. The Company's lender agreed that the six month period would not begin until the aircraft were returned and accepted by the Company because, under the lease terms, the lessee continued to pay rent after the original expiration date. The lessee redelivered the aircraft to the Company in July 2002. Also in July 2002, the Company used funds from its revolving credit facility to repay the outstanding bank financing related to one of the aircraft and transferred title to the aircraft from AeroCentury LLC to AeroCentury Corp. At the same time, the Company re-leased this aircraft to a new customer for a term of 38 months. The balance of the note at September 30, 2002 was $3,149,650 and interest of $4,650 was accrued. The Company is in compliance with all covenants of the loan agreement pertaining to the financing of the second aircraft. See "Outlook" below for a discussion of the status of the second aircraft.

A similar special purpose entity financing was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bears fixed interest at 8.36% for the acquisition of one aircraft. The note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at September 30, 2002 was $2,699,280 and interest of $8,020 was accrued. The Company is in compliance with all covenants of the loan agreement pertaining to the financing of this aircraft.

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

In connection with the re-lease of two of the Company's aircraft, the Company has guaranteed, up to a maximum of $150,000, the lessee's payments under a contract with a third party vendor for spare parts. The lessee has agreed to reimburse the Company for any payments made under the guarantee, upon demand by the Company. If the lessee does not make such reimbursements or does not comply with any provisions of the parts agreement, the Company may declare an event of default under the leases. During the fourth quarter of 2002, the Company and the lessee agreed to lease amendments which deferred certain overdue rent and reserve payments. Because of these events, the Company is currently re-analyzing the extent to which it may have to perform under the guaranty. If the Company does have to perform, the Company believes it will have sufficient cash to fund any necessary payments.

See "Outlook" below for a discussion of factors which may affect the Company's cash flow.

The Company's cash flow from operations for the nine months ended September 30, 2002 versus the nine months ended September 30, 2001 increased by approximately $351,000. The increase from year to year was due primarily to the effect of the change in deposits, accounts payable and accrued expenses, accrued interest on notes payable and security deposits. The effect of these changes was only partially offset by the negative effect of the change in net income, accounts receivable, maintenance deposits and accrued costs, and deferred taxes during 2002 versus 2001.

Specifically, the Company's cash flow from operations for the nine months ended September 30, 2002 consisted of net income of $851,040 and adjustments consisting primarily of depreciation of $2,069,220, increases in accounts receivable, accrued interest on notes payable, maintenance deposits and accrued costs, security deposits, prepaid rent and deferred taxes of $582,330, $166,660, $132,390, $225,100, $56,370 and $345,360, respectively, and decreases in deposits, prepaid expenses and other assets, and accounts payable and accrued expenses of $348,110, $204,650 and $852,160, respectively.

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

The increase in cash flow provided by financing activities from year to year was a result of borrowings on the Company's revolving credit facility to fund the Company's aircraft purchase during September 2002 and the repayment of the special purpose asset-based financing of one aircraft. The increase in cash flow used for investing activities during 2002 was due to equipment added to aircraft already owned by the Company and the purchase of an aircraft during September 2002, versus a smaller amount of such spending the first nine months of 2001.

Outlook

Based on the revised terms of the revolving credit facility discussed under "Liquidity and Capital Resources" above, the Company believes that it will have sufficient flexibility to lease assets for terms which will enable the Company to maintain compliance with its credit facility covenants through December 31, 2002. Because the Company believes that the protracted worldwide economic downturn continues to create increased demand for shorter term leases, the Company has approached its agent bank to request an extension of the credit facility terms which were granted in March 2002 and are effective through December 31, 2002.

The Company has previously used special purpose asset-based financing for the acquisition of three aircraft. However, because assets which have been re-leased during 2002 have increased the collateral available on its revolving credit facility, the Company anticipates using that facility for any acquisitions it may make during the remainder of 2002, rather than using special purpose asset based financing.

As discussed above, one aircraft which is currently off lease is financed with special purpose asset based financing, which is now subject to the six-month remarketing provisions. The balance of the note was $3,149,650 as of September 30, 2002. The note is due on December 15, 2002. In October 2002, the Company signed a term sheet with a new customer for a 36-month lease and expects to deliver the aircraft to the lessee in late November. Once the aircraft is delivered to the lessee, the Company anticipates using its revolving credit facility to fund the balloon payment due under the special purpose asset based financing and transferring title of the second aircraft from AeroCentury LLC to AeroCentury Corp. If the Company does not deliver the aircraft as expected and, instead, is forced to sell the aircraft in repayment of the loan, the Company believes such forced sale, which likely would be at a loss, would result in sufficient proceeds to fund the balloon payment.

It is likely that rent income and net income for the remainder of 2002 will be substantially lower than the comparable period in 2001, because several aircraft have been off-lease or re-leased at lower rates and one aircraft was sold during 2001. The negative impact of such factors will be only partially offset by the rent received from the aircraft purchased by the Company in September 2002 and the remainder of the year. It is likely that market lease rates will remain significantly below prior market levels as a result of downward pressure from low interest rates, a slowdown in the air carrier industry and the worldwide economy. The extent of the reduction in revenue and net income will depend on the success of remarketing aircraft with leases due to expire and how quickly those efforts are completed.

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

The Company's lessees and targeted potential lessees have been primarily outside the U.S. If those lessees experience financial difficulties, this could, in turn, affect the Company's financial performance. It appears that the downturn has had an impact on some non-U.S. regional carriers, but it remains to be seen how widespread the impact will be and how severely such carriers will be affected. It is possible that in certain instances, current economic circumstances may favor the Company, in that planned aircraft replacements for the Company's leased aircraft by its lessees may be cancelled or postponed, resulting in greater likelihood of renewals by existing lessees. Further, demand for more economically operated turboprop aircraft, which make up the Company's portfolio, relative to the more expensive new regional jets, may increase (see "Leasing Risks" below). However, there can be no assurance that the Company will realize any increase in renewals of existing leases or experience an increase in demand for turboprop aircraft.

Since regional carriers are generally not as well-capitalized as major air carriers, the downturn may result in the increased possibility of an economic failure of one or more of the Company's lessees. The combined effect of all or any decreased air travel, further weakening of the industry as a result of subsequent threats of attacks similar to the September 11 events, an increase in the price of jet fuel due to fears of hostilities, and increased costs and reduced operations by air carriers due to new security directives, depending on their scope and duration, could have a material adverse impact on the Company's lessees and thus the Company's results.

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

Another anticipated result of the economic situation is that lessees are likely to desire shorter-term leases which will give those lessees more flexibility to deal with the current downturn. The Company's ability to enter into such short-term leases is somewhat limited by credit facility covenants that govern to what extent aircraft on short-term leases can be added to the collateral base that determines how much the Company can draw under the revolving credit facility (see "Credit Facility Availability and Repayments Based on Collateral Base" below).

Credit Facility Availability and Repayments Based on Collateral Base. As discussed above, in "Outlook" the Company's ability to draw on its $50 million credit facility is dependent upon the status of its collateral base. If a significant portion of the collateral base is off-lease for an extended period of time (see "Ownership Risks" below), this may affect the amount the Company can borrow under its credit line. Since the Company currently does not have additional, immediately available sources of acquisition funding, the ability to draw fully on its credit facility will be critical to the continuation of the Company's asset and revenue growth. While the Company believes it will not be required to make additional repayments under its revolving credit facility due to collateral base limitations, this belief is based on certain assumptions regarding bank approval of lease amendments with a certain lessee (see "Liquidity and Capital Resources" above), renewal of existing leases, a lack of extraordinary interest rate increases, no lessee defaults or bankruptcies and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that these assumptions will turn out to be correct. If the assumptions do not prove to be true, and the Company has not obtained an additional waiver or amendment of such covenants from its lenders to deal with the situation, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with the covenants, or, if that is not possible, default on its credit facility.

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

In order to achieve optimal benefit from the revolving credit facility, the Company intends to seek debt or equity financings. Such replacement financing would permit the Company to make further borrowings under the revolving credit facility equal to the amount of revolving debt refinanced. There can be no assurance that the Company will be able to obtain the necessary amount of replacement term debt or equity financing on favorable terms so as to permit multiple draws on the revolving credit facility.

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

Reliance on JMC. All management of the Company is performed by JMC under a management agreement which is in its fifth year of a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Board of Directors, however, has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. In addition, while JMC may not owe any fiduciary duties to the Company by virtue of the management agreement, the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices with the Company. JMC is also management company for two other aircraft portfolio owners, JetFleet III and AeroCentury IV, Inc. ("AeroCentury IV"). JetFleet III and AeroCentury IV are in the liquidation or wrap-up phase. In the first quarter of 2002, AeroCentury IV defaulted on certain obligations to noteholders. The indenture trustee for AeroCentury IV's noteholders has foreclosed and has taken over management of the remaining two assets. JetFleet III is compliance with the terms of its trust indenture.

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

Ownership Risks. Most of the Company's portfolio is leased under operating leases, where the terms of the leases are less than the entire anticipated useful life of an asset. The Company's ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the Company's ability to profitably re-lease or sell the asset after the expiration of the initial lease term. Some of the factors that have an impact on the Company's ability to re-lease or sell include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset's use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments which cause the asset to become obsolete. In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in serviceable condition as required under the lease. If the Company is unable to remarket its aircraft equipment on favorable terms when the operating lease for such equipment expires, the Company's business, financial condition, cash flow, ability to service debt and results of operation could be adversely affected.

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

Competition. The aircraft leasing industry is highly competitive. The Company competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources and more experience than the Company. The Company, however, believes that it is competitive because of JMC's experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers. This market segment, which is characterized by transaction sizes of less than $10 million and lessee credits that are strong, but generally unrated and more speculative than the major air carriers, is not well served by the Company's larger competitors in the aircraft industry. JMC has developed a reputation as a global participant in this segment of the market, and the Company believes this will benefit the Company. There is, however, no assurance that the lack of significant competition from the larger aircraft leasing companies will continue or that the reputation of JMC will continue to be strong in this market segment and benefit the Company.

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

Item 3. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

                    3.1* Amended and Restated Bylaws of the Company dated January 22, 1999.

                    3.2* Certificate of Designation of the Company dated April 15, 1998.

                    3.3** Amended and Restated Stockholder Rights Agreement dated January 22, 1999.

                    4.1      Reference is made to Exhibits 3.1, 3.2 and 3.3.

                    99.1 Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    99.2 Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

* Incorporated by reference to the same numbered exhibit previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

** Incorporated by reference to Exhibit 1 previously filed with the Company's Form 8-A/A filed with the Securities and Exchange Commission on February 4, 1999.

(b)      Reports on Form 8-K.

Report on Form 8-K filed August 7, 2002, as amended by Form 8-KA on August 19, 2002 disclosing the termination of the Company's former auditors, Arthur Andersen LLP, and the engagement of PricewaterhouseCoopers LLP as the Company's new auditors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AEROCENTURY CORP.


Date:    November 14, 2002             By:    /s/ Toni M. Perazzo
                                              -------------------------------
                                              Toni M. Perazzo

                                       Title: Senior Vice President-Finance and
                                              Chief Financial Officer

                                  CERTIFICATION


I, Neal D. Crispin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AeroCentury Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                    /s/ Neal D. Crispin
                                            -----------------------
                                            Neal D. Crispin
                                            Chief Executive Officer

                                  CERTIFICATION


I, Toni M. Perazzo, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AeroCentury Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                    /s/ Toni M. Perazzo
                                            ------------------------
                                            Toni M. Perazzo
                                            Chief Financial Officer

                                                                    Exhibit 99.1

                                AEROCENTURY CORP.

                    Certification of Chief Executive Officer
                  pursuant to 18 U.S.C. Section 1350 as adopted
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


In connection with this quarterly report of AeroCentury Corp. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, Neal D. Crispin, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

              (1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

              (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.



Date: November 14, 2002             /s/  Neal D. Crispin
                                    -----------------------
                                    Neal D. Crispin
                                    Chief Executive Officer

                                                                    Exhibit 99.2

                                AEROCENTURY CORP.

                    Certification of Chief financial Officer
                  pursuant to 18 U.S.C. Section 1350 as adopted
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


In connection with this quarterly report of AeroCentury Corp. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, Toni M. Perazzo, Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

              (1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

              (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.



Date: November 14, 2002             /s/ Toni M. Perazzo
                                    -----------------------
                                    Toni M. Perazzo
                                    Chief Financial Officer