Form 10KSB
period 2002-12-31
AEROCENTURY CORP
filed 2003-03-14
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

                                       OR

[    ]   Transition Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934
         For the transition period from                to
                                        --------------   ---------------

                  Commission File Number: 001-13387
                          AeroCentury Corp.
           (Name of small business issuer in its charter)
                 Delaware                                     94-3263974
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

       1440 Chapin Avenue, Suite 310
          Burlingame, California                                 94010
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

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ----------
--------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the Issuer's most recent fiscal year:  $8,814,030

On March 13, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the average of bid and asked price as of March 13, 2003) was $3,540,462.

As of March 13, 2003, the Issuer had 1,543,257 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                               -----     ------

Indicate by check mark whether the Issuer is an accelerated filer (as defined in
Rule 12b-2 of the Act): Yes              No     X
                            -----------     ---------

Documents Incorporated by Reference: Part III of this Report on Form 10-KSB incorporates information by reference from the Registrant's Proxy Statement for its 2003 Annual Meeting to be filed on or about March 21, 2003.

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

Forward-looking statements include: (i) in item 1 "Description of Business -- Business of the Company," statements regarding the Company's intent to achieve its business objective by reinvesting cash flow and obtaining short-term and long-term debt and/or equity financing; the Company's belief that it can purchase assets at an appropriate price and maintain a high overall on-lease rate for the Company's assets; the Company's belief that JMC's industry knowledge enables it to purchase assets that are likely to retain their value through and after the end of the initial lease of the asset; the Company's belief that it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies; (ii) in item 1 "Description of Business -- Working Capital Needs," statements regarding the Company's belief that it has sufficient cash to fund maintenance payments due in 2003; the sufficiency of the Company's cash flow to cover management fees, professional fees and interest expense, and provide excess cash flow that can be used with equity or debt financings to acquire additional assets; the Company's expectation with respect to renewal of its credit facility; (iii) in item 1 "Description of Business -- Competition," statements regarding the Company's belief that it has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by the regional air carrier market; the Company's belief that that the Company also has a competitive advantage because JMC has developed a reputation as a global participant in the aircraft leasing market (iv) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Business," statements regarding the Company's intention to achieve its business objective by reinvesting cash flow and obtaining short-term and long-term debt and/or equity financing (v) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements regarding the Company's expectation that it will be able to maintain compliance with its credit facility covenants through the expiration of the credit facility on June 28, 2003; the Company's expectation that it will be able to obtain a new revolving credit facility at reasonable market terms; the Company's belief that it has adequate cash flow to fund reasonably expected increases in interest rates applicable to its credit facility obligations; the Company's belief that it will be successful in extending the AeroCentury Investments II LLC financing; the Company's belief that it will have adequate cash flow to meet its on-going operational needs; the Company's belief that it will have sufficient cash to fund any necessary payments under its guaranty of certain payments to a third party vendor by a lessee; (vi) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements regarding the Company approaching its banks regarding a further extension of covenant amendments that expired on February 28, 2003; the Company's expectation that even if the Company is unable to successfully negotiate an extension of the changes beyond February 28, 2003, the Company will nonetheless be able to maintain compliance with its credit facility covenants through the expiration of the credit facility on June 28, 2003; the Company's expectation that it will be able to obtain a new credit facility at reasonable market terms; the Company's expectation to have a lease extension and financing in place in the second quarter of 2003 for an asset held in a special purpose entity; the Company's belief that it will be able to purchase and lease such aircraft at prices and lease rates that will have a positive effect on the Company's earnings; (vii) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," statements regarding the possibility that certain current economic conditions may favor the Company in that there may be a greater likelihood of renewals by existing lessees and increased demand for more economically operated turboprop aircraft, which make up most of the Company's portfolio; the Company approaching its banks regarding a further extension of covenant amendments that expired on February 28, 2003; the Company's belief that it will be able to remain in compliance with its credit facility covenants and would not be required to make any repayments under the facility due to collateral base limitations through the expiration of the credit line in June 28, 2003; the

Company's anticipated acquisition of primarily used aircraft; the opportunities available in overseas markets; JMC's competitiveness due to its experience and operational efficiency in financing transaction types desired by regional air carriers and its global reputation, the Company's ability to obtain third party guaranties, letters of credit or other credit enhancements from future lessees; and (viii) in Item 7 -- Financial Statements, statements regarding the Company's approaching its banks regarding a further extension of the revised terms of the revolving credit facility; the Company's expectation that even if the Company is unable to successfully negotiate an extension of the changes beyond February 28, 2003, it will be able to maintain compliance with its credit facility covenants through the expiration of the credit facility on June 28, 2003; and the Company's anticipation that the Company will generate adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet; and the Company's expectation that it will be able to obtain a new credit facility upon expiration of the current facility on June 28, 2003.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," including general economic conditions, particularly those that affect the demand for regional aircraft and engines and the financial status of the Company's primary customers, regional passenger airlines; lack of any further disruptions to the air travel industry similar to that which occurred on September 11, 2001; the success of the Company's remarketing efforts with respect to aircraft that are returned upon expiration or termination of leases; the Company's ability to remain in compliance with the terms of its credit facility agreement or, if necessary, negotiate extensions of waivers of such compliance; the Company's ability to obtain a new credit facility on reasonable business terms at or prior to the expiration of its current credit facility; the financial performance of the Company's lessees and their compliance with rental, maintenance and return conditions under their respective leases; the availability of suitable aircraft acquisition transactions in the regional aircraft market; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.           Description of Business.

Business of the Company

AeroCentury Corp. ("AeroCentury"), a Delaware corporation, uses leveraged financing to acquire leased aircraft assets. Financial information for AeroCentury and its two wholly-owned subsidiaries, AeroCentury Investments LLC ("AeroCentury LLC") and AeroCentury Investments II LLC ("AeroCentury II LLC") (collectively, the "Company"), is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation.

The business of the Company is managed by JetFleet Management Corp. ("JMC"), pursuant to a management agreement between JMC and the Company, which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company.

The Company is engaged in the business of investing in used regional aircraft equipment leased to foreign and domestic regional air carriers. The Company's principal business objective is to increase stockholder value by acquiring aircraft assets and managing those assets in order to provide a return on investment through lease revenue and, eventually, sale proceeds. The Company intends to achieve its business objective by reinvesting cash flow and obtaining short-term and long-term debt and/or equity financing.

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

In order to improve the remarketability of an aircraft after expiration of the lease, the Company focuses on having lease provisions for its aircraft that provide for maintenance and return conditions, such that when the lessee returns the aircraft, the Company receives the aircraft in a condition which allows it to expediently re-lease or sell the aircraft, or receives sufficient payments from the lessee to cover any maintenance or overhaul of the aircraft required to bring the aircraft to such a state.

When considering whether to accept transactions with a lessee, the Company examines the creditworthiness of the lessee, its short- and long-term growth prospects, its financial status and backing, the impact of pending governmental regulation or de-regulation of the lessee's market, all weighed against the lease rate that is offered to the lessee. In addition, where applicable, it is the Company's policy to monitor the lessee's business and financial performance closely throughout the term of the lease, and if requested, provide assistance drawn from the experience of the Company's management in many areas of the air carrier industry. Because of its "hands-on" approach to portfolio management, the Company believes it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies.

Working Capital Needs

The Company's portfolio of assets has historically generated revenues which more than cover the Company's expenses. The Company incurs and pays monthly management fees, which are based upon the size of the asset pool. The maintenance expense incurred by the Company during 2002 was either paid in cash during the year or will be paid during 2003. The Company believes that it has sufficient cash to fund maintenance payments due in 2003. As the Company has continued to use acquisition debt financing under its revolving credit facility which expires June 28, 2003, interest expense has become an increasingly larger portion of the Company's expenses. However, each advance on the credit facility funds the acquisition of an asset subject to a lease, and the lease revenue received with respect to the asset should be greater than the incremental increase in required interest payments arising from such advance. Professional fees are paid to third parties for expenses not covered by JMC under the Management Agreement. So long as the Company succeeds in keeping the majority of its assets on lease and interest rates do not rise significantly and rapidly, the Company's cash flow should be sufficient to cover management fees, professional fees and interest expense, and provide excess cash flow that can be used with equity or debt financings to acquire additional assets. The Company is currently discussing the terms of a new credit facility with its agent bank and expects to be able to obtain such facility at reasonable market terms.

Competition

The Company competes for customers, generally regional commercial aircraft operators that are seeking to lease aircraft under an operating lease, with other leasing companies, banks, financial institutions, and aircraft leasing partnerships. Management believes that competition may increase if competitors who have traditionally neglected the regional air carrier market begin to focus on that market. Because competition is largely based on price and lease terms, the entry of new competitors into the market, particularly those with greater access to capital markets than the Company, could lead to fewer acquisition opportunities for the Company and/or lease terms less favorable to the Company on new acquisitions as well as renewals of existing leases. This could lead to lower revenues for the Company.

The Company, however, believes that it has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by the regional air carrier market. Management believes that the Company also has a competitive advantage because JMC has developed a reputation as a global participant in the aircraft leasing market.

Dependence on Significant Customers

For the year ended December 31, 2002, the Company had three significant customers, who accounted for 11%, 11% and 10%, respectively, of lease revenue. Concentration of credit risk with respect to lease receivables will diminish in the future, if the Company is able to lease additional assets or re-lease assets on lease to significant customers to new customers.

Employees

Under the Company's management contract with JMC, JMC is responsible for all administration and management of the Company. Consequently, the Company does not have any employees.

Item 2.           Description of Property.

As of December 31, 2002, the Company did not own or lease any real property, plant or materially important physical properties. The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010. However, since the Company has no employees and the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JMC, all office facilities are provided by JMC.

At December 31, 2002, the Company owned five deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, two Shorts SD 3-60s, six Fokker 50s, two Saab 340As and 26 turboprop engines.

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

Market Information

The Company's Common Stock has been traded on the AMEX since January 16, 1998. The following table sets forth the high and low sales prices reported on the AMEX for the Company's Common Stock for the periods indicated:

                 Period                       High        Low
------------------------------------------ ----------- ----------

Fiscal year ended December 31, 2002:
     Fourth Quarter ...................    $4.05       $3.25
     Third Quarter.....................     4.30        3.70
     Second Quarter....................     5.35        3.95
     First Quarter.....................     4.97        3.85
Fiscal year ended December 31, 2001:
     Fourth Quarter....................     5.74        4.70
     Third Quarter.....................     6.55        4.87
     Second Quarter....................     5.30        4.50
     First Quarter.....................     5.75        4.375

On March 13, 2003, the closing stock sale price on the AMEX was $2.90 per share.

Number of Security Holders

According to the Company's transfer agent, the Company had approximately 2,100 stockholders of record as of March 13, 2003. Because many shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

No dividends have been declared or paid to date. The Company does not intend to declare or pay dividends in the foreseeable future, and intends to re-invest any earnings into acquisition of additional revenue generating aircraft equipment.

Stockholder Rights Plan

In April 1998, in connection with the adoption of a stockholder rights plan, the Company filed a Certificate of Designation detailing the rights, preferences and privileges of a new Series A Preferred Stock. Pursuant to the plan, the Company issued rights to its stockholders of record as of April 23, 1998, giving each stockholder the right to purchase one one-hundredth of a share of Series A Preferred Stock for each share of Common Stock held by the stockholder. Such rights are exercisable only under certain circumstances in connection with a proposed acquisition or merger of the Company.

Stock Repurchase Plan

In October 1998, the Company's Board of Directors adopted a stock repurchase plan, granting management the authority to repurchase up to 100,000 shares of the Company's common stock, in privately negotiated transactions or in the market, at such price and on such terms and conditions deemed satisfactory to management. As of December 31, 2002, the Company had repurchased 63,300 shares of its common stock.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Business

The Company invests in used regional aircraft equipment leased to foreign and domestic regional air carriers. The Company's principal business objective is to increase stockholder value by acquiring additional aircraft assets and managing those assets in order to provide a return on investment through lease revenue and, eventually, sale proceeds. The Company intends to achieve its business objective by reinvesting cash flow and obtaining short-term and long-term debt and/or equity financing.

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

Results of Operations

Revenues

The Company had revenues of $8,814,030 and net income of $1,009,490 for the year ended December 31, 2002 versus revenues of $11,231,990 and net income of $1,698,940 for the year ended December 31, 2001. Operating lease revenue was approximately $1,459,000 lower in 2002 versus 2001 primarily due to assets which came off lease during 2001 and 2002, some of which were subsequently re-leased at lower rates, and some of which remained off lease during a portion of 2002, and the sale of an aircraft during the fourth quarter of 2001. The negative effect was only partially offset by the additional lease revenue from aircraft purchased by the Company during the latter part of 2002. Gain on disposal of aircraft and aircraft engines was approximately $327,000 lower in 2002 because the Company did not sell any aircraft during 2002, versus one aircraft sold during 2001. Other income was lower by approximately $632,000 during 2002 versus 2001 primarily due to the net insurance proceeds received during 2001 as a result of damage to one of the Company's aircraft and also because of lower interest rates on lower cash balances during 2002 versus 2001.

Expense Items

Management fees, which are calculated on the net book value of the aircraft owned by the Company, were approximately $33,000 lower in 2002 versus 2001. Even though the Company purchased two aircraft during the second half of 2002, the effect of such purchases only partially offset the effect of the sale of an asset during the fourth quarter of 2001 and the decreased net book value of the Company's other aircraft as a result of depreciation recognized during 2002. Depreciation was approximately $62,000 higher in 2002 versus 2001 because depreciation recognized with respect to the aircraft purchased during 2002 was greater than the elimination of depreciation with respect to the aircraft sold during the fourth quarter of 2001.

Interest expense was approximately $831,000 lower in 2002 versus 2001 because of lower interest rates and a lower average principal balance during 2002. Professional fees and general and administrative expenses were approximately $45,000 higher in 2002 versus 2001, primarily due to additional aircraft insurance expense which resulted from higher premiums, and due to higher accounting expense. The effect of such increases was partially offset by decreases in legal expense and certain other expense categories.

Excluding the reversal of a portion of certain maintenance expenses estimated and accrued in prior periods, discussed below, maintenance expense was approximately $672,000 lower in 2002 versus 2001. This was primarily because a $609,000 estimate, related to compensation to the lessee in accordance with the return provisions of the leases for two aircraft, had been accrued in the fourth quarter of 2001. When compensation to the lessee was finalized in 2002, the Company reversed approximately $214,000 of the $609,000 estimate. During 2001, the Company reversed a total of $291,000, which was paid by the lessees of two aircraft subsequent to the accruals which had been made by the Company in the fourth quarter of 2000.

The Company's effective tax rate in 2002 was approximately 32% versus approximately 33% in 2001. The Company's tax rate is subject to changes in the mix of domestic and foreign leased assets, the proportions of revenue generated within and outside of California and numerous other factors, including changes in tax laws.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings and excess cash flow. The Company has a revolving credit facility totaling $50 million. The facility, which expires on June 28, 2003, bore interest through March 30, 2002, at the Company's option, at either (i) prime or
(ii) LIBOR plus a margin of 200 to 250 basis points depending on certain financial ratios. The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the revolving credit facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. The Company made repayments on its facility in the amount of $1,500,000 during 2002 because of certain collateral borrowing base limitations.

On March 7, 2002, the Company and its lenders agreed to modify certain financial covenants contained in the loan agreement for the facility in order to enable the Company to continue to take advantage of business opportunities in the industry environment of increased market demand for shorter-term leases. The changes, originally in effect through December 31, 2002, were extended through February 28, 2003. In return for granting such changes, the Company's lenders increased the margin on the interest rates chosen by the Company from a floating margin to a fixed margin of 275 basis points, effective March 31, 2002. On March 1, 2003, the margin returned to its original floating rate. In order to maintain the flexibility afforded by the changes, the Company anticipates approaching its banks regarding a further extension of the revised terms of the revolving credit facility. Even if the Company is unable to successfully negotiate an extension of the changes beyond February 28, 2003, the Company expects that it will be able to maintain compliance with its credit facility covenants through the expiration of the credit facility on June 28, 2003. The Company is currently discussing the terms of a new credit facility with its agent bank and expects to be able to obtain such facility at reasonable market terms.

At December 31, 2002, principal of $41,405,000 was outstanding under the credit facility and interest of $224,840 was accrued. The Company is currently in compliance with all covenants of the revolving credit facility. The majority of the Company's borrowings are currently financed using three- or six-month LIBOR rates. The Company believes it has adequate cash flow to fund reasonably expected increases in interest rates applicable to its credit facility obligations.

The Company's interest expense generally moves up or down with the prevailing interest rates, as the Company has not entered into any interest rate hedge transactions. Because aircraft owners seeking financing generally can obtain financing through either leasing transactions or traditional secured debt financings, prevailing interest rates are a significant factor in determining market lease rates, and market lease rates generally move up or down with prevailing interest rates, assuming supply and demand of the desired equipment remain constant. However, because lease rates for the Company's assets typically are fixed under existing leases, the Company usually does not experience any positive or negative impact in revenue from changes in market lease rates due to interest rate changes until existing leases have terminated.

In November 1999, AeroCentury LLC acquired two aircraft using cash and bank financing separate from its credit facility. The financing, which consisted of a note in the amount of $9,061,000, was collateralized by these aircraft and was non-recourse to the Company. The note bore fixed interest at 8.04% through February 15, 2002 and a floating rate thereafter. During 2002, the Company used funds from its revolving credit facility to repay the outstanding bank financing related to both aircraft.

A similar special purpose entity financing for AeroCentury II LLC was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bears fixed interest at 8.36% for the acquisition of one aircraft. The note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at December 31, 2002 was $2,585,450 and interest of $7,920 was accrued. The Company is in compliance with all covenants of the loan agreement pertaining to the financing of this aircraft. The lessee of the aircraft has indicated its willingness to extend the lease. Therefore, the Company is discussing terms for extending the financing of this aircraft with the lender. The Company believes it will be successful in extending the financing.

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

In connection with the re-lease of two of the Company's aircraft during 2002, the Company has guaranteed, up to a maximum of $150,000, the lessee's payments under a contract with a third party vendor for spare parts. The lessee has agreed to reimburse the Company for any payments made under the guarantee, upon demand by the Company. If the lessee does not make such reimbursements or does not comply with any provisions of the parts agreement, the Company may declare an event of default under the leases. During the fourth quarter of 2002, the Company and the lessee agreed to lease amendments which deferred certain overdue rent and reserve payments. The Company is monitoring this lessee's performance very closely. If the Company does have to perform, the Company believes it will have sufficient cash to fund any necessary payments.

See "Outlook" below for a discussion of factors which may affect the Company's cash flow.

The Company's cash flow from operations for the year ended December 31, 2002 versus 2001 increased by approximately $314,000. The increase was due primarily to the effect of the change in prepaid expenses and other assets, accrued interest on notes payable, maintenance deposits and accrued costs, and security deposits. The effect of these changes was only partially offset by the negative effect of the change in accounts receivable, accounts payable and accrued expenses, and deferred taxes.

Specifically, the Company's cash flow from operations for the year ended December 31, 2002 consisted of net income of $1,009,490 and adjustments consisting primarily of depreciation of $2,851,860, increases in deposits, accounts receivable, accrued interest on notes payable, maintenance deposits and accrued costs, security deposits, and deferred taxes of $101,490, $1,204,770, $211,740, $562,350, $536,680 and $406,740, respectively, and decreases in prepaid expenses and other assets, accounts payable and accrued expenses, and prepaid rent of $168,730, $1,112,480 and $27,160, respectively.

Specifically, the Company's cash flow from operations for the year ended December 31, 2001 consisted of net income of $1,698,940 and adjustments consisting primarily of depreciation of $2,789,550, increases in deposits, accounts receivable, prepaid expenses and other assets, and deferred taxes of $123,290, $24,710, $34,580 and $639,380, respectively, and decreases in accounts payable and accrued expenses, accrued interest on notes payable, maintenance reserves and accrued costs, security deposits and prepaid rent of $243,210, $48,300, $1,101,050, $96,030 and $142,090, respectively.

The increase in cash flow provided by financing activities from year to year was primarily a result of borrowings on the Company's revolving credit facility to fund the Company's aircraft purchases during 2002. The increase in cash flow used for investing activities during 2002 was due to equipment added to aircraft already owned by the Company and the purchase of aircraft during 2002, versus a smaller amount of such spending during 2001.

Outlook

In order to maintain the flexibility afforded by the changes to the revolving credit facility discussed under "Liquidity and Capital Resources", the Company anticipates approaching its banks regarding a further extension of those changes. Even if the Company is unable to successfully negotiate an extension of the changes beyond February 28, 2003, the Company expects that it will be able to maintain compliance with its credit facility covenants through the expiration of the credit facility on June 28, 2003. The Company is currently discussing the terms of a new credit facility with its agent bank and expects to be able to obtain such facility at reasonable market terms.

The Company has previously used special purpose asset-based financing for the acquisition of three aircraft and will continue to seek such financing as circumstances dictate.

The lessee of the Company's one aircraft that is financed with special purpose asset-based financing has indicated its willingness to extend the lease. Therefore, the Company is discussing terms for extending the financing of this aircraft with the lender. The Company expects to have both the lease extension and the financing in place when the current aircraft lease expires during the second quarter of 2003.

In order to increase earnings, the Company will need to add aircraft to its portfolio. Such growth will be possible only with additional financing, such as an increased credit facility or the issuance of debt and/or equity securities. The Company and its agent bank have begun discussing the terms of a new credit facility. The Company is also seeking sources of debt and equity financing.

While the Company's revenues should increase with the purchase of additional aircraft, management fees, depreciation and interest expense will also increase. Although it is likely that market lease rates will remain significantly below prior market levels as a result of downward pressure from low interest rates and the slowdown in the air carrier industry in particular and the worldwide economy in general, the Company believes that it will be able to purchase and lease such aircraft at prices and lease rates that will have a positive effect on the Company's earnings. Whether the positive effect will lead to an overall increase in the Company's earnings will depend on the success and timeliness of remarketing of aircraft that were off lease at December 31, 2002 and those with leases due to expire during 2003.

The Company continues to review its asset valuations in light of the worldwide economic downturn. Although the Company did not make any valuation adjustments during 2002, any future adjustments, if necessary, could negatively affect the Company's financial results and the collateral available for the Company's revolving credit facility. In addition, the Company's periodic review of the adequacy of its maintenance reserves, as well as routine and manufacturer-required maintenance for off-lease aircraft, may result in changes to estimated maintenance expense, further reducing earnings.

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

Since regional carriers are generally not as well-capitalized as major air carriers, the downturn may result in the increased possibility of an economic failure of one or more of the Company's lessees. The combined effect of all or any decreased air travel, further weakening of the industry as a result of subsequent threats of attacks similar to the September 11 events, an increase in the price of jet fuel due to fears of hostilities, and increased costs and reduced operations by air carriers due to new security directives, depending on their scope and duration, could allhave a material adverse impact on the Company's lessees and thus the Company's results.

At this time, in response to lower passenger loads, many carriers have reduced capacity, and as a result there has been a reduced demand for aircraft. As a result, market lease rental rates have decreased. This reduced market value for aircraft could affect the Company's results if the market value of an asset or assets in the Company's aircraft portfolio falls below book value, and the Company determines that a writedown of the value on the Company's book is appropriate.

Another anticipated result of the economic situation is that lessees are likely to desire shorter-term leases which will give those lessees more flexibility to deal with the current downturn. The Company's ability to enter into such short-term leases is somewhat limited by credit facility covenants that govern to what extent aircraft on short-term leases can be added to the collateral base that determines how much the Company can draw under the revolving credit facility and how much debt may be outstanding under the facility (see "Credit Facility Repayments Based on Collateral Base" below).

Renewal or Replacement of the Credit Facility. As discussed in "Outlook" above, the Company's credit facility will expire on June 28, 2003. If the company is not able to renew the credit facility for the full outstanding amount, and cannot find suitable alternative financing, it may be required to make a principal repayment of the outstanding balance, or that portion of the balance for which replacement financing is not obtained. The Company does not have sufficient cash reserves to make a repayment of a significant portion of the outstanding credit facility indebtedness and would be forced to sell assets in order to raise funds to make such repayment. Such sales would likely not be on favorable terms to the Company as the full market value of the assets sold may not be realized by the Company in order to expedite the consummation of the sales.

Even if the Company is able to successfully sell a portion of its assets and use the proceeds to repay the credit line facility, if a renewed or replacement facility is not obtained, the Company's future ability to acquire assets would be significantly impaired, as the credit facility is the Company's primary means of financing acquisitions and no other sources of acquisition financing are immediately available. Thus the renewal or replacement of the Company's credit line facility in an amount equal or greater than the current $50 million limit will be critical to the Company's asset and revenue growth.

Credit Facility Repayment Obligations. As discussed in "Outlook", above, the Company's ability to draw on its $50 million credit facility is dependent upon the status of its collateral base. If a significant portion of the collateral base is off-lease for an extended period of time (see "Ownership Risks" below), this could trigger a covenant default and an obligation to repay a portion of the outstanding indebtedness under the credit facility. The Company anticipates approaching its banks to renew the loan covenant amendments that expired on February 28, 2003 in order to maintain its flexibility with respect to financing of its assets during the remainder of the term of the credit facility. Obtaining such a renewal would enhance the likelihood that the Company could remain in compliance with the credit facility through its termination on June 28, 2003. If renewal of those amendments is not obtained, the Company believes that it, nonetheless, will be able to remain in compliance with its credit facility covenants and would not be required to make any repayments under the facility due to collateral base limitations through the expiration of the credit line in June 28, 2003. In all events, the Company's beliefs regarding the future collateral base repayment obligations are based on certain assumptions regarding renewal of existing leases, a lack of extraordinary interest rate increases, no lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that these assumptions will turn out to be correct. If the assumptions do not prove to be true, and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to deal with the situation, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with the covenants, or, if that is not possible, default on its credit facility.

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

In order to achieve optimal benefit from the revolving credit facility, the Company intends to seek subordinated debt or equity financings. Such financing would permit the Company to optimize use of its revolving credit facility. There can be no assurance that the Company will be able to obtain the necessary amount of supplemental subordinated debt or equity financing on favorable terms so as to permit optimal use of its revolving credit facility.

All of the Company's current credit facility indebtedness carries a floating interest rate based upon either the lender's prime rate or a floating LIBOR rate. Interest rates are currently at historically low levels and this has partially offset the effect of falling market lease rates. If interest rates rise, and lease rates do not increase at the same time, the Company would experience lower net revenues and, if the interest rate increase were great enough, may not be able to cover its interest expense with lease revenue.

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and involves a number of risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is, in turn, sensitive to general economic conditions. Ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The Company anticipates that the bulk of the equipment it acquires will be used aircraft equipment. The market for used aircraft is cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of aircraft coming off-lease. The Company's expected concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline in value. If "regional jets" were to be used on short routes previously served by turboprops, even though regional jets are more expensive to operate than turboprops, the demand for turboprops could be decreased. This could result in lower lease rates and values for the Company's existing turboprop aircraft.

Reliance on JMC. All management of the Company is performed by JMC under a management agreement which is in its seventh year of a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Company's Board of Directors, however, has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. In addition, while JMC may not owe any fiduciary duties to the Company by virtue of the management agreement, the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices with the Company. In addition, certain officers of the Company hold significant ownership positions in JHC and the Company. JMC is also the management company for two other aircraft portfolio owners, JetFleet III, which raised approximately $13,000,000 from investors, and AeroCentury IV, Inc. ("AeroCentury IV"), which raised approximately $5,000,000 from investors. JetFleet III and AeroCentury IV are in the liquidation or wrap-up phase. In the first quarter of 2002, AeroCentury IV defaulted on certain obligations to noteholders. The indenture trustee for AeroCentury IV's noteholders has foreclosed and has taken over management of the remaining two assets. JetFleet III is in compliance with the terms of its trust indenture.

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

Lessee Credit Risk. If a lessee defaults upon its obligations under a lease, the Company may be limited in its ability to enforce remedies. Most of the Company's lessees are small regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company's inability to collect rent under a lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company's revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, under Section 1110 of the Bankruptcy Code, the Company would be automatically prevented from exercising any remedies for a period of 60 days. By the end of the 60-day period, the lessee must agree to perform the obligations and cure any defaults, or the Company would have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant recent litigation, however, and it is possible that the Company's enforcement rights may be further adversely affected by a declaration of bankruptcy by a defaulting lessee.

International Risks. The Company has focused on leases in overseas markets, which the Company believes present opportunities. Leases with foreign lessees, however, may present somewhat different credit risks than those with domestic lessees.

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

A lease with a foreign lessee is subject to risks related to the economy of the country or region in which such lessee is located, which may be weaker than the U.S. economy. On the other hand, a foreign economy may remain strong even though the U.S. economy does not. A foreign economic downturn may impact a foreign lessee's ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related to currency conversion fluctuations. Although the Company's current leases are all payable in U.S. dollars, the Company may agree in the future to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations. Even with U.S. dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee's local currency which would make it more difficult for a lessee to meet its U.S. dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if its revenue is primarily derived in the local currency.

Government Regulation. There are a number of areas in which government regulation may result in costs to the Company. These include aircraft registration, safety requirements, required equipment modifications, and aircraft noise requirements. Although it is contemplated that the burden and cost of complying with such requirements will fall primarily upon lessees of equipment, there can be no assurance that the cost will not fall on the Company. Furthermore, future government regulations could cause the value of any non-complying equipment owned by the Company to decline substantially.

Competition. The aircraft leasing industry is highly competitive. The Company competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources and more experience than the Company. The Company, however, believes that it is competitive because of JMC's experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers. This market segment, which is characterized by transaction sizes of less than $10 million and lessee credits that may be strong, but are generally unrated, is not well served by the Company's larger competitors in the aircraft industry. JMC has developed a reputation as a global participant in this segment of the market, and the Company believes this will benefit the Company. There is, however, no assurance that the lack of significant competition from the larger aircraft leasing companies will continue or that the reputation of JMC will continue to be strong in this market segment and benefit the Company.

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

Item 7.           Financial Statements.

(a)               Financial Statements and Schedules

     (1) Financial statements for the Company:

        Report of Independent Public Accountants, PricewaterhouseCoopers LLP Consolidated Balance Sheet as of December 31, 2002
        Consolidated Statements of Income for the Years Ended December 31, 2002
          and 2001
        Consolidated Statements of Stockholders' Equity for the Years Ended
          December 31, 2002 and 2001
        Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2002 and 2001
        Notes to Financial Statements

         (2) Schedules:

                  All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

                        Report of Independent Accountants




To the Stockholders of AeroCentury Corp.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of AeroCentury Corp. and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The consolidated financial statements of AeroCentury Corp. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 18, 2002, (except with respect to the matters discussed in Note 9, as to which the date is March 7, 2002).


PricewaterhouseCoopers LLP

/s/PricewaterhouseCoopers LLP


San Francisco, California
January 17, 2003
(except with respect to the matters discussed in Note 10, as to which the date is March 12, 2003)

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury Corp. and its subsidiaries as of December 21, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

/s/ ARTHUR ANDERSEN LLP

San Francisco, California,
January 18, 2002
(except with respect to the matters discussed in Note 9, as to which the date is March 7, 2002)

                                AeroCentury Corp.
                           Consolidated Balance Sheet



                                     ASSETS

                                                                                    December 31,
                                                                                        2002

Assets:
     Cash and cash equivalents                                                    $     1,707,650
     Deposits                                                                           7,088,350
     Accounts receivable                                                                1,800,640
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $18,270,690                                 65,502,010
     Note receivable                                                                       17,600
     Prepaid expenses and other                                                           482,530
                                                                                  ---------------

Total assets                                                                      $    76,598,780
                                                                                  ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       529,650
     Notes payable and accrued interest                                                44,223,210
     Maintenance reserves and accrued costs                                             5,771,490
     Security deposits                                                                  2,254,450
     Prepaid rent                                                                         186,030
     Deferred taxes                                                                     3,762,840
                                                                                  ---------------

Total liabilities                                                                      56,727,670
                                                                                  ---------------

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  6,552,370
                                                                                  ---------------
                                                                                       20,375,180
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------

Total stockholders' equity                                                             19,871,110
                                                                                  ---------------

Total liabilities and stockholders' equity                                        $   76,598,780
                                                                                  ===============

The accompanying notes are an integral part of these statements.



                                AeroCentury Corp.
                        Consolidated Statements of Income



                                                                                 For the Years Ended December 31,
                                                                                      2002                2001
                                                                                      ----                ----
Revenues:

     Operating lease revenue                                                    $     8,691,440    $     10,150,920
     Gain on disposal of aircraft and aircraft engines                                        -             326,730
     Other income                                                                       122,590             754,340
                                                                                ---------------    ----------------

                                                                                      8,814,030          11,231,990
                                                                                ---------------    ----------------
Expenses:

     Management fees                                                                  1,725,330           1,758,050
     Depreciation                                                                     2,851,860           2,789,550
     Interest                                                                         1,969,160           2,800,470
     Maintenance                                                                        242,060             861,540
     Professional fees and general and administrative                                   542,910             497,710
                                                                                ---------------    ----------------

                                                                                      7,331,320           8,707,320
                                                                                ---------------    ----------------

Income before taxes                                                                   1,482,710           2,524,670

Tax provision                                                                           473,220             825,730
                                                                                ---------------    ----------------

Net income                                                                      $     1,009,490    $      1,698,940
                                                                                ===============    ================

Weighted average common shares outstanding                                            1,543,257           1,543,257
                                                                                ===============    ================

Basic earnings per share                                                        $          0.65    $           1.10
                                                                                ===============    ================


The accompanying notes are an integral part of these statements.





                                AeroCentury Corp.
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2002 and 2001


                              Common            Paid-in           Retained        Treasury
                               Stock            Capital           Earnings          Stock             Total

Balance,
  December 31, 2000        $       1,610    $   13,821,200    $   3,843,940     $   (504,070)    $  17,162,680

Net income                             -                 -        1,698,940                 -        1,698,940
                           -------------    --------------    -------------     -------------    -------------

Balance,
  December 31, 2001                1,610        13,821,200        5,542,880         (504,070)       18,861,620

Net income                             -                 -        1,009,490                 -        1,009,490
                           -------------    --------------    -------------     -------------    -------------

Balance,
  December 31, 2002        $       1,610    $   13,821,200    $   6,552,370     $   (504,070)    $  19,871,110
                           =============    ==============    =============     =============    =============



The accompanying notes are an integral part of these statements.



                                AeroCentury Corp.
                      Consolidated Statements of Cash Flows



                                                                                 For the Years Ended December 31,
                                                                                      2002                2001
Operating activities:
   Net income                                                                   $     1,009,490    $      1,698,940
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation                                                                   2,851,860           2,789,550
       Gain on disposal of aircraft and aircraft engines                                   -              (326,730)
       Change in operating assets and liabilities:
         Deposits                                                                     (101,490)           (123,290)
         Accounts receivable                                                        (1,204,770)            (24,710)
         Prepaid expenses and other                                                     168,730            (34,580)
         Accounts payable and accrued expenses                                      (1,112,480)           (243,210)
         Accrued interest on notes payable                                              211,740            (48,300)
         Maintenance reserves and accrued costs                                         562,350         (1,101,050)
         Security deposits                                                              536,680            (96,030)
         Prepaid rent                                                                  (27,160)           (142,090)
         Deferred taxes                                                                 406,740             639,380
                                                                                ---------------    ----------------
Net cash provided by operating activities                                             3,301,690           2,987,880

Investing activities:
   Proceeds from disposal of aircraft and aircraft engines                                    -           1,406,440
   Purchase of aircraft and aircraft engines                                       (11,826,520)           (285,420)
                                                                                ---------------    ----------------
Net cash (used)/provided by investing activities                                   (11,826,520)           1,121,020

Financing activities:
   Payments received on note receivable                                                  50,970              48,980
   Issuance of notes payable                                                         16,480,000                   -
   Repayment of notes payable                                                       (8,978,650)         (4,662,190)
                                                                                ---------------    ----------------
Net cash provided/(used) by financing activities                                      7,552,320         (4,613,210)

Net decrease in cash and cash equivalents                                             (972,510)           (504,310)

Cash and cash equivalents, beginning of period                                        2,680,160           3,184,470
                                                                                ---------------    ----------------

Cash and cash equivalents, end of period                                        $     1,707,650    $      2,680,160
                                                                                ===============    ================

During the years ended December 31, 2002 and 2001, the Company paid interest totaling $1,662,070 and $2,771,610, respectively, and income taxes totaling $10,000 and $388,270, respectively.


The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

1.       Organization and Summary of Significant Accounting Policies

(a)      Basis of Presentation

         AeroCentury Corp. ("AeroCentury"), a Delaware corporation, uses leveraged financing to acquire leased aircraft assets. The Company purchases used regional aircraft on lease to foreign and domestic regional carriers. Financial information for AeroCentury and its two wholly-owned subsidiaries, AeroCentury Investments LLC ("AeroCentury LLC") and AeroCentury Investments II LLC ("AeroCentury II LLC") (collectively, the "Company"), is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation.

 (b)     Capitalization

         In 1998, in connection with the adoption of a stockholder rights plan, the Company filed a Certificate of Designation, setting forth the rights, preferences and privileges of a new Series A Preferred Stock. Pursuant to the plan, the Company issued rights to its stockholders, giving each stockholder the right to purchase one one-hundredth of a share of Series A Preferred Stock for each share of Common Stock held by the stockholder. Such rights are exercisable only under certain circumstances concerning a proposed acquisition or merger of the Company.

         The Company's Board of Directors adopted a stock repurchase plan in 1998, granting management the authority to repurchase up to 100,000 shares of the Company's common stock, in privately negotiated transactions or in the market, at such price and on such terms and conditions deemed satisfactory to management. The Company has repurchased 63,300 shares in total and has not repurchased any shares since 1999.

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

         At December 31, 2002, the Company held security deposits of $2,254,450, refundable maintenance reserves received from lessees of $1,535,030 and non-refundable maintenance reserves of $3,298,870.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

1.       Organization and Summary of Significant Accounting Policies (continued)

(c)      Cash and Cash Equivalents/Deposits (continued)

         The Company's leases are typically structured so that if any event of default occurs under a lease, the Company may apply all or a portion of the lessee's security deposit to cure such default. If such application of the security deposit is made, the lessee typically is required to replenish and maintain the full amount of the deposit during the remaining term of the lease. All of the security deposits currently held by the Company are refundable to the lessee at the end of the lease, upon satisfaction of all lease terms.

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

(e)      Impairment of Long-lived Assets

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Periodically, the Company reviews its long-lived assets for impairment based on third party valuations. In the event such valuations are less than the recorded value of the assets, the assets are written down to their estimated realizable value.

 (f)     Loan Commitment and Related Fees

         To the extent that the Company is required to pay loan commitment fees and legal fees in order to secure debt, such fees are amortized over the life of the related loan.

(g)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At December 31, 2002, the Company had accrued maintenance costs of approximately $354,000 related to several of its aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

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

         The most significant estimates with regard to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, and the estimated amount and timing of cash flow associated with each aircraft that are used to evaluate impairment, if any.

(k)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the years ended December 31, 2002 and 2001.

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

         In November 2002, the Financial Accounting Standards Board issued SFAS Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 is effective for guarantees issued or modified after December 31, 2002. The Company has one guarantee, which was issued prior to December 31, 2002 (Note
8). The Company has not recorded a liability for the fair value of the obligations it has assumed under this guarantee.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

2.       Aircraft and Aircraft Engines On Operating Leases

         At December 31, 2002, the Company owned five deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, two Shorts SD 3-60s, six Fokker 50s, two Saab 340As and 26 turboprop engines. During the fourth quarter of 2002, the Company acquired two of its deHavilland DHC-8 aircraft, in purchase and leaseback transactions with a new customer for terms of 38 and 36 months. The Company also capitalized $342,130 of equipment added to several aircraft during 2002. In addition, an engine which had been held in inventory was exchanged, along with a cash payment, for another engine which subsequently was leased to a customer for use on one of the Company's aircraft while an engine was being repaired. The Company did not sell any aircraft during the year.

         At December 31, 2002, all but two of the Company's aircraft were subject to operating lease agreements. The Company is seeking re-lease opportunities for the off-lease aircraft, which were returned by lessees in 2002 after lease expiration.

         The following aircraft were subject to leases which expired during 2002, but which remained in effect at December 31, 2002:

         The lease for one of the Company's Fokker 50 aircraft expired in September 2002, but the lessee, which is in financial difficulty, is required to continue to pay rent until the aircraft is returned and accepted by the Company, which is expected to occur in the second quarter of 2003. The Company holds a security deposit from this lessee, which is in excess of the rent accrued at December 31, 2002. In order to enforce its ability to use a portion of the security deposit toward unpaid rent, the Company sent a default notice to the lessee in October 2002. The Company and the lessee are negotiating the final amount of rent and maintenance payable to the Company when the aircraft is returned. As discussed in Note 10, the Company has signed a term sheet for the re-lease of this aircraft.

         In December 2002, the lease for another of the Company's Fokker 50 aircraft which had previously been extended to December 31, 2002, was extended through February 28, 2003. As discussed in Note 10, the lease has been extended through March 31, 2003.

         The leases for one of the Company's Saab 340A aircraft and one of the Company's turboprop engines remain in effect from their expiration dates of December 31, 2002 and October 31, 2002, respectively, until the pre-return inspections of the aircraft and engine are complete. Both are expected to be returned and accepted by the Company in the second quarter of 2003 and are being actively remarketed.

         Under the terms provided therein, the leases for two of the Company's other Fokker 50 aircraft remained in effect from their expiration date in January 2002, until their pre-return inspections were completed in July 2002. The lessee continued to pay rent through mutually-agreed dates in June. In late 2001, the Company conducted a preliminary inspection of the aircraft and concluded that, upon return, certain components would likely be in better condition than required by the return provisions of the leases. In such a situation, the leases stipulated that the Company was required to compensate the lessee. As a result, during 2001, the Company accrued an estimate of $609,000 of compensation related to these two aircraft. Both aircraft were returned to the Company in July 2002, at which time the Company and the lessee agreed on the final compensation of $395,310. At that time, the Company recorded a credit to maintenance expense of $213,690, which represented the amount of the Company's estimate in excess of the final amount. Both aircraft were re-leased to new customers in 2002.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

2.       Aircraft and Aircraft Engines On Operating Leases (continued)

         During November 2002, the Company and the lessee for three of the Company's aircraft signed lease amendments which cured the lessee's recent default for rent and reserves due and which provide for the deferral of such amounts. The arrearages are to be paid over time in installments.

3.       Note Receivable

         At December 31, 2002, the Company's note receivable consisted of a loan to one of the Company's long-standing lessees in connection with a manufacturer-required inspection of the aircraft and repair of certain components. The Company and the lessee agreed to a cost sharing arrangement whereby a portion of the cost was funded by maintenance reserves previously paid by the lessee and the remaining cost was allocated between the Company and the lessee. The Company recorded a note receivable for the lessee's portion, net of interest to be received at a rate of 5%, which is being repaid through increased rent during the remainder of the lease term, which expires on April 30, 2003.

4.       Operating Segments

         The Company operates in one business segment, leasing of regional aircraft to regional airlines, primarily foreign, and therefore does not present separate segment information for lines of business.

         Approximately 21% and 22% of the Company's operating lease revenue was derived from lessees domiciled in the United States during 2002 and 2001, respectively. All revenues relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

         The tables below set forth geographic information about the Company's operating leased aircraft equipment, grouped by domicile of the lessee:

                                                 Operating Lease Revenue for the
                                                    Years Ended December 31,
                                                      2002                  2001
                                                      ----                  ----

              Europe and United Kingdom      $      3,465,160    $     5,419,280
              United States                         1,809,160          2,236,910
              Caribbean                             1,563,500          1,185,150
              South America                           922,320          1,014,580
              Asia                                    931,300            295,000
                                             ----------------    ---------------
                                             $      8,691,440    $    10,150,920
                                             ================    ===============

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

4.       Operating Segments (continued)

                                                  Net Book Value at December 31,
                                                    2002                  2001
                                                    ----                  ----

              Asia                          $     18,185,860    $     2,230,770
              Europe and United Kingdom           16,095,620         27,162,220
              Caribbean                           11,826,550          7,650,210
              South America                       10,443,360          5,765,290
              United States                        8,950,620         11,480,290
              Other                                        -          2,238,570
                                            ----------------    ---------------
                                            $     65,502,010    $    56,527,350
                                            ================    ===============

         For the year ended December 31, 2002, the Company had three significant customers, which accounted for 11%, 11% and 10%, respectively, of lease revenue. For the year ended December 31, 2001, the Company had three significant customers, which accounted for 19%, 13% and 11%, respectively, of lease revenue.

         As of December 31, 2002, minimum future operating lease revenue payments receivable under noncancelable leases were as follows:

              Year
              2003                                        $      6,685,180
              2004                                               4,846,350
              2005                                               3,111,830
              2006                                                       -
              2007                                                       -
                                                          ----------------
                                                          $     14,643,360
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

6.       Notes Payable and Accrued Interest

         The Company has a revolving credit facility totaling $50 million. The facility, which expires on June 28, 2003, bore interest through March 30, 2002, at the Company's option, at either (i) prime or (ii) LIBOR plus a margin of 200 to 250 basis points depending on certain financial ratios. On March 7, 2002, the Company and its lenders agreed to modify certain financial covenants contained in the loan agreement for the facility in order to enable the Company to continue to take advantage of business opportunities in the current industry environment of increased market demand for shorter-term leases. As discussed in
Note 10, the changes, originally in effect through December 31, 2002, were extended through February 28, 2003. In return for granting such changes, the Company's lenders increased the margin on the interest rates chosen by the Company from a floating margin to a fixed margin of 275 basis points, effective March 31, 2002. On March 1, 2003, the margin returned to its original floating rate. In order to maintain the flexibility afforded by such changes, the Company anticipates approaching its banks regarding a

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

6.       Notes Payable and Accrued Interest (continued)

further extension of the revised terms of the revolving credit facility. Even if the Company is unable to successfully negotiate an extension of the changes beyond February 28, 2003, the Company expects that it will be able to maintain compliance with its credit facility covenants through the expiration of the credit facility on June 28, 2003. As discussed in Note 10, the Company is currently discussing the terms of a new credit facility with its agent bank.

         The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of December 31, 2002, the Company was in compliance with all such covenants, $41,405,000 was outstanding under the credit facility, and interest of $224,840 was accrued, using a combination of prime and LIBOR rates.

         In November 1999 the Company acquired two aircraft using cash and bank financing separate from its credit facility. The financing consisted of a note in the amount of $9,061,000. This note, which bore fixed interest at 8.04% through February 15, 2002 and a floating rate thereafter, was collateralized by these aircraft and was non-recourse to the Company. During 2002, the Company used funds from its revolving credit facility to repay the outstanding bank financing related to both aircraft.

         A similar financing was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bears fixed interest at 8.36% for the acquisition of one aircraft. The note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at December 31, 2002 was $2,585,450 and interest of $7,920 was accrued. As of December 31, 2002, the Company was in compliance with all covenants of the loan agreement pertaining to the financing of this aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

7.       Income Taxes

         The items comprising income tax expense are as follows:

                                              For the Years Ended December 31,
                                                   2002                2001
                                                   ----                ----
         Current tax provision/(benefit):
              Federal                       $        (17,020)    $       22,780
              State                                   11,380              5,240
              Foreign                                 72,120            158,320
                                            ---------------     ---------------

              Current tax provision                   66,480            186,340
                                            ----------------    ---------------

         Deferred tax provision/(benefit):
              Federal                                435,600            670,570
              State                                  (28,860)          (31,180)
                                            ----------------    ---------------

              Deferred tax provision                 406,740            639,390
                                            ----------------    ---------------

         Total provision for income taxes   $        473,220    $       825,730
                                            ================    ===============

         Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:
                                                For the Years ended December 31,
                                                 2002                2001
                                                 ----                ----
 Income tax expense at
       statutory federal income tax rate  $         504,120   $         858,390
 State taxes net of federal benefit                  10,520              19,250
 Tax refunds                                        (19,560)            (15,470)
 Tax rate differences                               (21,860)            (36,440)
                                          ----------------      ---------------

 Total income tax expense                 $         473,220   $         825,730
                                          =================      ===============

         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2002 are as follows:

         Deferred tax assets:
              Maintenance reserves                              $      1,105,740
              Foreign tax credit carryover                               118,640
              Deferred maintenance                                       119,240
              Net operating loss carryover                               182,260
              Prepaid rent and other                                      65,020
                                                                ----------------
                  Deferred tax assets                                  1,590,900
         Deferred tax liabilities:
              Depreciation on aircraft and aircraft engines          (5,078,800)
              Other                                                    (274,940)
                                                                ----------------

                  Net deferred tax liabilities                  $    (3,762,840)
                                                                ================

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

7.       Income Taxes (continued)

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

8.       Commitments and Contingencies

         In connection with the re-lease of two of the Company's aircraft, the Company has guaranteed, up to a maximum of $150,000, the lessee's payments under a contract with a third party vendor for spare parts. The term of the guarantee extends for 90 days after the expiration or termination of the leases in November 2005. The lessee has agreed to reimburse the Company for any payments made under the guarantee, upon demand by the Company. If the lessee does not make such reimbursements or does not comply with any provisions of the parts agreement, the Company may declare an event of default under the leases.

9.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any acquisition fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $1,725,330 and $1,758,050 during the years ended December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, the Company paid a total of $325,500 in acquisition fees, which are included in the capitalized cost of the aircraft. Because the Company did not acquire any aircraft during 2001, no acquisition fees were paid to JMC. No remarketing fees were accrued to JMC during 2002. During 2001, the Company accrued a total of $13,500 in remarketing fees to JMC.

10.      Subsequent Events

         In February 2003, the Company and one of its customers signed a term sheet for the lease of one of the Company's Fokker 50 aircraft. Delivery of the aircraft is anticipated to occur in the second quarter of 2003.

         In February 2003, the Company and the lessee for two of the Company's deHavilland DHC-8 aircraft, the leases for which expire in April 2003, signed lease amendments providing for a two-year extension of both leases and for the deferral of certain amounts due under the leases.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

10.      Subsequent Events (continued)

         In March 2003, the Company and a new customer signed a term sheet for the lease of the Company's Fairchild Metro III aircraft which was returned by the original lessee in October 2002. Delivery of the aircraft is anticipated to occur in the second quarter of 2003.

         In March 2003, a lease amendment was signed for the extension of the term for one of the Company's Fokker 50 aircraft from February 28, 2003 to March 31, 2003.

         In March 2002, the Company's banks agreed to changes to certain terms of the Company's credit facility through December 31, 2002. In early 2003, those changes were extended through February 28, 2003. In order to maintain the flexibility afforded by such changes, the Company anticipates approaching its banks regarding a further extension of the revised terms of the revolving credit facility. If, however, the Company is unable to successfully negotiate an extension of the changes beyond February 28, 2003, the Company expects that it will be able to maintain compliance with its credit facility covenants through the expiration of the credit facility on June 28, 2003. The Company is currently discussing the terms of a new credit facility with its agent bank and expects to be able to obtain such facility at reasonable market terms.

         If the company is not able to renew the credit facility for the full outstanding amount, and cannot find suitable alternative financing, it may be required to make a principal repayment of the outstanding balance, or that portion of the balance for which replacement financing is not obtained. The Company does not have sufficient cash reserves to make a repayment of a significant portion of the outstanding credit facility indebtedness and would be forced to sell assets in order to raise funds to make such repayment. Such sales would likely not be on favorable terms to the Company as the full market value of the assets sold may not be realized by the Company in order to expedite the consummation of the sales.

         Even if the Company is able to successfully sell a portion of its assets and use the proceeds to repay the credit line facility, if a renewed or replacement facility is not obtained, the Company's future ability to acquire assets would be significantly impaired, as the credit facility is the Company's primary means of financing acquisitions and no other sources of acquisition financing are immediately available. Thus the renewal or replacement of the Company's credit line facility in an amount equal or greater than the current $50 million limit will be critical to the Company's asset and revenue growth.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.

Incorporated by reference to the section of the Company's Proxy Statement for the 2003 Annual Meeting to be filed with the Securities and Exchange Commission on or about March 21, 2003 (the "2003 Proxy Statement") entitled "Information Regarding the Company's Directors and Officers."

Item 10.          Executive Compensation.

Incorporated by reference to the section of the 2003 Proxy Statement entitled "Information Regarding the Company's Directors and Officers -- Employment Contracts."

Item 11. Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters.

Incorporated by reference to the section of the 2003 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."


Item 12. Certain Relationships and Related Transactions.

Incorporated by reference to the section of the 2003 Proxy Statement entitled "Related Party Transactions."

Item 13. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         3.1 Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.08 to the registration statement on Form S-4/A filed with the Securities and Exchange Commission on July 24, 1997.

         3.2 Form of Certificate of Amendment of Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.07 to the registration statement on Form S-4/A filed with the Securities and Exchange Commission on June 10, 1997.

         3.3 Amended and Restated Bylaws of the Company dated January 22, 1999, incorporated by reference to Exhibit 3.1 to the Report on Form 10-KSB for the fiscal year ended December 31, 1998.


     3.4 Certificate of Designation of the Company dated April 15, 1998, incorporated by reference to Exhibit 3.2 to the Report on Form 10-KSB for the fiscal year ended December 31, 1998.

     3.5 Amended and Restated Stockholder Rights Agreement, dated January 22, 1999, incorporated by reference to Exhibit 1 to Form 8-A/A filed with the Securities and Exchange Commission on February 4, 1999.

     4.1 Reference is made to Exhibit 3.5.

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

     10.8 Certificate of Designation of the Company dated April 15, 1998, incorporated by reference to exhibit 3.2 to Report on Form 10-KSB for the fiscal year ended December 31, 1998.

     10.9 Amended and Restated Shareholder Rights Agreement, dated January 22, 1999, incorporated by reference to Exhibit 1 to Form 8-A/A filed with the Securities and Exchange Commission on February 4, 1999.

     10.10 Amendment No. 3 to Credit Agreement, dated February 22, 2000, between the Company and First Union National Bank, as agent, and California Bank & Trust and Sanwa Bank California, incorporated by reference to Exhibit 10.13 to the Report on Form 10-KSB for the fiscal year ended December 31, 1999.

     10.11 Amended and Restated Credit Agreement, dated June 28, 2000, between the Company and National City Bank, as agent, and California Bank & Trust and Sanwa Bank California, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2000.

     10.12 Amendment to Amended and Restated Credit Agreement, between National City Bank, as agent, and California Bank & Trust and United California Bank, dated March 7, 2002, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2002.

     10.13 Second Amendment to Amended and Restated Credit Agreement between National City Bank, as agent, and California Bank & Trust and Bank of the West, Successor in Interest to United California Bank, formerly known as Sanwa Bank California, dated January 1, 2003, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2003.

     21. Subsidiaries of the Company.

     99.1 Certification of Neal D. Crispin, Chief Executive Officer, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K Filed in Last Quarter:

                  None.

Item 14.          Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this annual report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including the Company's Chief Executive Officer
(CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report the Company present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this annual report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the annual report which you are currently reading is the information concerning the Controls Evaluation referred to in the
Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company's transactions are properly authorized; (2) the Company's assets are safeguarded against unauthorized or improper use; and (3) the Company's transactions are properly recorded and reported, all to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO/CFO evaluation of the Company's Disclosure Controls and the Company's Internal Controls included a review of the controls objectives and design, the controls implementation by the company and the effect of the controls on the information generated for use in this annual report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company's quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The Company's Internal Controls are also evaluated on an ongoing basis by other personnel in the Company's finance organization and by the Company's independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company's Disclosure Controls and the Company's Internal Controls and to make modifications as necessary; the Company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, the Company sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to the Audit Committee of the Company's Board and to the Company's independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, the Company considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this annual report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that the Company's Internal Controls are effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2003.

                     AEROCENTURY CORP.


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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2003.

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

/s/ Marc J. Anderson                     Director, Chief Operating Officer,
-------------------------------          Senior Vice President
Marc J. Anderson

/s/  Maurice J. Averay                   Director
--------------------------------
Maurice J. Averay

/s/ Thomas W. Orr                        Director
--------------------------------
Thomas W. Orr

/s/ Evan M. Wallach                      Director
--------------------------------
Evan M. Wallach

                                  CERTIFICATION


I, Neal D. Crispin, certify that:

1.   I have reviewed this annual report on Form 10-KSB of AeroCentury Corp.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003                               /s/ Neal D. Crispin
                                               ---------------------------------
                                                     Neal D. Crispin
                                                Chief Executive Officer

                                  CERTIFICATION


I, Toni M. Perazzo, certify that:

1.   I have reviewed this annual report on Form 10-KSB of AeroCentury Corp.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003                                /s/ Toni M. Perazzo
                                               ---------------------------------
                                            Toni M. Perazzo
                                            Chief Financial Officer