Form 10QSB
period 2003-03-31
AEROCENTURY CORP
filed 2003-05-14
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934 For the transition period from              to
                                       ------------    ------------


Commission File Number:  001-13387

                                   AeroCentury Corp.
                  (Name of small business issuer in its charter)
                Delaware                                94-3263974
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

      1440 Chapin Avenue, Suite 310
         Burlingame, California                            94010
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:  (650) 340-1888

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

As of May 14, 2003 the Issuer had 1,606,557 Shares of Common Stock outstanding, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                              -----    -----

                                     PART I

                              Financial Information

Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements.

Forward-looking statements include: (i) in item 1 "Financial Statements," statements regarding the Company's expectation regarding delivery of aircraft for which lease term sheets have been signed; and the Company's expectations regarding maintenance of covenant compliance through expiration of the credit line facility; (ii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements regarding the Company's expectation that it will be able to maintain compliance with its credit facility covenants through the expiration of the credit facility on June 28, 2003; the Company's expectation that it will be able to obtain a new revolving credit facility at reasonable market terms; the Company's belief that it has adequate cash flow to fund reasonably expected increases in interest rates applicable to its credit facility obligations; the Company's belief that it will have sufficient funds to meet the reduced payment obligations required by the lender if the lease for the AeroCentury II LLC aircraft is terminated; the Company's belief that a six-month remarketing period for the AeroCentury II LLC aircraft is a reasonable period for re-leasing; the Company's belief that it will have adequate cash flow to meet its ongoing operational needs; the Company's belief that it will have sufficient cash to fund any necessary payments under its guaranty of certain payments to a third party vendor by a lessee; (iii) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements regarding the Company's belief that it has sufficient cash to fund a repayment if a replacement lender is not found for one of the current credit line participants; and the Company's belief that it will be able to purchase and lease aircraft at prices and lease rates that will have a positive effect on the Company's earnings; (iv) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," statements regarding the Company's belief that it has sufficient cash to fund a repayment if a replacement lender is not found for one of the current credit line participant; the Company's expectation that it will be able to maintain compliance with its credit facility covenants through the expiration of the credit facility on June 28, 2003; the Company's anticipated acquisition of primarily used aircraft; the opportunities available in overseas markets; JMC's competitiveness due to its experience and operational efficiency in financing transaction types desired by regional air carriers and its global reputation, the Company's ability to obtain third party guaranties, letters of credit or other credit enhancements from future lessees.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," including general economic conditions, particularly those that affect the demand for regional aircraft and engines and the financial status of the Company's primary customers, regional passenger airlines; lack of any further disruptions to the air travel industry similar to that which occurred on September 11, 2001 or the SARS outbreak; the success of the Company's efforts in remarketing or re-leasing aircraft that are currently or are about to come off-lease and in concluding transactions for which term sheets have been executed; the Company's ability to obtain a new credit facility on reasonable business terms at or prior to the expiration of its current credit facility, as well as locate a replacement lender for a departing credit line participant; the financial performance of the Company's lessees and their compliance with rental, maintenance and return conditions under their respective leases; the availability of suitable aircraft acquisition transactions in the regional aircraft market; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor.
You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.       Financial Statements

                                AeroCentury Corp.
                      Condensed Consolidated Balance Sheet
                                    Unaudited

                                     ASSETS
                                                                                      March 31,
                                                                                        2003
                                                                                        ----

Assets:
     Cash and cash equivalents                                                    $     1,795,810
     Deposits                                                                           7,440,790
     Accounts receivable, net of allowance for doubtful accounts of $100,000            2,194,080
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $19,111,490                                 64,661,210
     Note receivable                                                                        4,450
     Prepaid expenses and other                                                           373,480
                                                                                  ---------------
Total assets                                                                      $    76,469,820
                                                                                  ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       761,750
     Notes payable and accrued interest                                                43,363,870
     Maintenance reserves and accrued costs                                             6,221,530
     Security deposits                                                                  2,260,270
     Prepaid rent                                                                         272,380
     Deferred taxes                                                                     3,543,790
                                                                                  ---------------
Total liabilities                                                                      56,423,590
                                                                                  ===============

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  6,727,490
                                                                                  ---------------
                                                                                       20,550,300
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------

Total stockholders' equity                                                             20,046,230
                                                                                  ---------------

Total liabilities and stockholders' equity                                        $   76,469,820
                                                                                  ==============

The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                   Condensed Consolidated Statements of Income

                                                              For the Three Months Ended March 31,
                                                                  2003                2002
                                                                  ----                ----
                                                                         Unaudited

Revenues:

     Operating lease revenue                                $     2,451,940    $      2,193,630
     Other income                                                    23,930              31,460
                                                            ---------------    ----------------
                                                                  2,475,870           2,225,090
                                                            ---------------    ----------------
Expenses:
     Management fees                                                487,060             420,660
     Depreciation                                                   840,800             680,710
     Interest                                                       511,000             467,510
     Maintenance                                                    101,010              76,080
     Professional fees and general and administrative               315,760             128,750
                                                            ---------------    ----------------

                                                                  2,255,630           1,773,710
                                                            ---------------    ----------------

Income before taxes                                                 220,240             451,380

Tax provision                                                        45,120             151,760
                                                            ---------------    ----------------

Net income                                                  $       175,120    $        299,620
                                                            ===============    ================

Weighted average common shares outstanding                        1,543,257           1,543,257
                                                            ===============    ================

Basic earnings per share                                    $          0.11    $           0.19
                                                            ===============    ================


The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                 Condensed Consolidated Statements of Cash Flows

                                                                    For the Three Months Ended March 31,
                                                                           2003                2002
                                                                           ----                ----
                                                                                  Unaudited

Net cash provided by operating activities                            $       891,810    $        863,850

Investing activity -
   Purchase of aircraft and aircraft engines                                       -            (24,630)
                                                                     ---------------    ----------------
Net cash used by investing activity                                                -            (24,630)

Financing activities:
   Payments received on note receivable                                       13,150              12,490
   Repayment of notes payable                                              (816,800)         (1,679,830)
                                                                     ---------------    ----------------
Net cash used by financing activities                                      (803,650)         (1,667,340)

Net increase/(decrease) in cash and cash equivalents                          88,160           (828,120)

Cash and cash equivalents, beginning of period                             1,707,650           2,680,160
                                                                     ---------------    ----------------

Cash and cash equivalents, end of period                             $     1,795,810    $      1,852,040
                                                                     ===============    ================


The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                                    Unaudited

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

         Although the Company believes that it has included all adjustments necessary for a fair presentation of the interim periods presented and that the disclosures are adequate to make the information presented not misleading, the Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

         At March 31, 2003, the Company held security deposits of $2,260,270, refundable maintenance reserves received from lessees of $953,810 and non-refundable maintenance reserves of $4,226,710.

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

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                    Unaudited

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

(d)      Aircraft and Aircraft Engines On Operating Leases

         The Company's interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs. Depreciation is computed using the straight-line method over the aircraft's estimated economic life (generally assumed to be twelve years from the date of acquisition), to an estimated residual value based on appraisal.

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

(g)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At March 31, 2003, the Company had accrued maintenance costs of approximately $251,000 related to several of its aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                    Unaudited

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

(k)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the quarters ended March 31, 2003 and 2002.

(l)      Recent Accounting Pronouncements

         In November 2002, the Financial Accounting Standards Board issued SFAS Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 is effective for guarantees issued or modified after December 31, 2002. The Company has one guarantee, which was issued prior to December 31, 2002 (Note
6). The Company has not recorded a liability for the fair value of the obligations it has assumed under this guarantee.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                    Unaudited

2.       Aircraft and Aircraft Engines On Operating Leases

         At March 31, 2003, the Company owned five deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, two Shorts SD 3-60s, six Fokker 50s, two Saab 340As and 26 turboprop engines. The Company did not acquire or sell any aircraft during the first three months of 2003.

         At March 31, 2003, all but two of the Company's aircraft were subject to operating lease agreements.

         In February 2003, the Company and the lessee for two of the Company's deHavilland DHC-8 aircraft, the leases for which were due to expire in April 2003, signed lease amendments providing for a two-year extension of both leases and for the deferral of certain amounts due under the leases.

         In March 2003, the Company and the lessee of one of the Company's deHavilland DHC-8 aircraft agreed to extend the lease from April 15, 2003 to November 15, 2003. The Company and the lessee are currently discussing a long-term extension of the lease.

         The lease for one of the Company's Fokker 50 aircraft expired in September 2002, but the lessee, which is in financial difficulty, is required to continue to pay rent until the aircraft is returned and accepted by the Company, which is expected to occur in the second quarter of 2003. The Company and the lessee have signed an agreement regarding the return of the aircraft and the amounts owed by the lessee. Although the Company holds a security deposit from this lessee, the amount of the deposit is not sufficient to pay the rent accrued at March 31, 2003 and reimburse the Company for the estimated maintenance work which must be performed to meet the return conditions of the lease. Therefore, the Company established an allowance for doubtful accounts in the amount of $100,000 on March 31, 2003. In February 2003, the Company signed a term sheet with a new customer for the re-lease of this aircraft and expects to deliver the aircraft in the second quarter of 2003.

         The leases for one of the Company's Saab 340A aircraft and one of the Company's turboprop engines remained in effect from their expiration dates of December 31, 2002 and October 31, 2002, respectively, until the pre-return inspections of the aircraft and engine were complete. Both were returned and accepted by the Company in the first quarter of 2003. The Company has signed a term sheet with a new customer for the re-lease of this aircraft, as well as another Saab 340A which has been off lease since the third quarter of 2002 and expects to deliver the aircraft in the second quarter of 2003.

         As discussed in Note 8, several of the Company's aircraft were re-leased to new customers or were subject to leases which were amended in the second quarter of 2003.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                    Unaudited

3.       Note Receivable

         At March 31, 2003, the Company's note receivable consisted of a loan to one of the Company's long-standing lessees in connection with a manufacturer-required inspection of the aircraft and repair of certain components. The Company and the lessee agreed to a cost sharing arrangement whereby a portion of the cost was funded by maintenance reserves previously paid by the lessee and the remaining cost was allocated between the Company and the lessee. The Company recorded a note receivable for the lessee's portion, net of interest to be received at a rate of 5%, which is being repaid through increased rent during the remainder of the original lease term, which expires on April 30, 2003.

4.       Notes Payable and Accrued Interest

         The Company has a revolving credit facility totaling $50 million. The facility, which expires on June 28, 2003, bore interest through March 30, 2002, at the Company's option, at either (i) prime or (ii) LIBOR plus a margin of 200 to 250 basis points depending on certain financial ratios. On March 7, 2002, the Company and its lenders agreed to modify certain financial covenants contained in the loan agreement for the facility in order to enable the Company to continue to take advantage of business opportunities in the current industry environment of increased market demand for shorter-term leases. The changes, originally in effect through December 31, 2002, were extended through February 28, 2003. In return for granting such changes, the Company's lenders increased the margin on the interest rates chosen by the Company from a floating margin to a fixed margin of 275 basis points, effective March 31, 2002. On March 1, 2003, the margin returned to its original floating rate. The Company expects that it will be able to maintain compliance with its credit facility covenants, including those which reverted on March 1, 2003, through the expiration of the credit facility on June 28, 2003. The Company is currently discussing the terms of a new credit facility with its agent bank.

         The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. As of March 31, 2003, the Company was in compliance with all such covenants, $40,705,000 was outstanding under the credit facility, and interest of $183,340 was accrued, using a combination of prime and LIBOR rates.

         In November 1999 the Company acquired two aircraft using cash and bank financing separate from its credit facility. During 2002, the Company used funds from its revolving credit facility to repay the outstanding bank financing related to both aircraft.

         A similar financing was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bears fixed interest at 8.36% for the acquisition of a deHavilland DHC-8 aircraft. The note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at March 31, 2003 was $2,468,650 and interest of $6,880 was accrued. As of March 31, 2003, the Company was in compliance with all covenants of the loan agreement pertaining to the financing of this aircraft. As discussed in Note 8, the lease for the aircraft has been extended and the lender has agreed to extend the financing.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                    Unaudited

5.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                             For the Three Months Ended March 31,
                                                                                    2003                2002
                                                                                    ----                ----
         Current tax provision:
              Federal                                                        $        252,080    $             -
              State                                                                    12,090              4,100
              Foreign                                                                      -              39,580
                                                                             ----------------    ---------------
              Current tax provision                                                   264,170             43,680
                                                                             ----------------    ---------------

         Deferred tax provision/(benefit):
              Federal                                                              (183,000)             112,490
              State                                                                  (36,050)            (4,410)
                                                                             ----------------    ---------------
              Deferred tax provision                                                (219,050)            108,080
                                                                             ----------------    ---------------
         Total provision for income taxes                                    $         45,120    $       151,760
                                                                             ================    ===============

         Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:
                                                                             For the Three Months Ended March 31,
                                                                                    2003                2002
                                                                                    ----                ----
         Income tax expense at
               statutory federal income tax rate                             $         74,880    $       153,470
         State taxes net of federal benefit                                             1,080              3,480
         Tax rate differences                                                        (30,840)            (5,190)
                                                                             ----------------    ---------------
         Total income tax expense                                            $         45,120    $       151,760
                                                                             ================    ===============

         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of March 31, 2003 are as follows:

         Deferred tax assets:
              Allowance for doubtful accounts                   $         34,490
              Maintenance reserves                                     1,649,100
              Deferred maintenance                                        99,570
              Prepaid rent and other                                      94,210
                                                                ----------------
                  Deferred tax assets                                  1,877,370
         Deferred tax liabilities:
              Depreciation on aircraft and aircraft engines          (5,151,850)
              Unearned income                                           (38,450)
              Other                                                    (230,860)
                                                                ----------------
                  Net deferred tax liabilities                  $    (3,543,790)
                                                                ================

         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                    Unaudited

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

7.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price including chargeable acquisition costs and any acquisition fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $487,060 and $420,660 during the three months ended March 31, 2003 and 2002, respectively. Because the Company did not acquire any aircraft during the first three months of 2003 or 2002, no acquisition fees were paid to JMC. No remarketing fees were accrued to JMC during 2003 or 2002.

8.       Subsequent Events

         In April 2003, the Company and the lessee for three of the Company's aircraft signed lease amendments which cured the lessee's recent default for rent and reserves due for the Company's two deHavilland DHC-7 aircraft. The amendments provide for deferral of the overdue rent and reserves and for payment of such amounts over time in installments. The Company and the lessee also agreed to terminate the lease for the third aircraft, a Shorts SD 3-60. All amounts due for this aircraft were paid by the lessee in April 2003 and the Company anticipates accepting the aircraft in May 2003.

         In April 2003, the Company's Fairchild Metro III aircraft, which was returned by the original lessee in October 2002 was delivered to a new lessee for a term of one year, with options to extend for two additional one-year periods.

         The lease for one of the Company's Fokker 50 aircraft, which had previously been extended to March 31, 2003, was extended through May 31, 2003 in April 2003. The Company and the lessee are currently discussing a long-term extension of this lease as well as that for another Fokker 50 which expires in June 2003.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                    Unaudited

8.       Subsequent Events (continued)

         As discussed in Note 2, the Company and the lessee of one of the Company's deHavilland DHC-8 aircraft have agreed to a short-term extension of the lease through November 15, 2003, with periodic options to terminate the lease, and are currently discussing a long-term extension of the lease. The lender has agreed to extend the financing through March 19, 2006, with prepayment options at June 30, 2003 and November 30, 2003. During the term of the extension, the note bears interest at the rate of one-month LIBOR plus 3%, with a balloon payment at maturity. The financing also provides for a six month remarketing period at the expiration of the lease or if the lease is terminated prior to its expiration date. Payments due on the financing are reduced during this six month period and the balloon principal payment is due at the end of the six month period.

         In May 2003, the Company and the lessee of one of the Company's deHavilland DHC-6 aircraft agreed to a one-month extension of the lease to May 31, 2003 and are currently discussing a long-term extension.

         In May 2003, the Company and the lessee for one of the Company's Fokker 50 aircraft agreed to extend the lease, which had previously been extended through May 8, 2003, through May 15, 2004.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Critical Accounting Policies

In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has identified the most critical accounting policies upon which its financial status depends. It determined the critical policies by considering those that involve the most complex or subjective decisions or assessments. The Company identified these policies to be those related to lease rental revenue recognition, depreciation policies, valuation of aircraft and maintenance reserves and accrued costs.

Revenue Recognition

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements.

Depreciation Policies

The Company's interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs. Depreciation is computed using the straight-line method over the aircraft's estimated economic life (generally assumed to be twelve years from the date of acquisition), to an estimated residual value based on appraisal.

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

Results of Operations

Revenues

The Company had revenues of $2,475,870 and net income of $175,120 for the three months ended March 31, 2003 versus revenues of $2,225,090 and net income of $299,620 for the three months ended March 31, 2002. Operating lease revenue was approximately $258,000 higher in 2003 versus 2002 primarily because of an increase in operating lease revenue from aircraft purchased during the second half of 2002 and from the re-lease of several aircraft which had been off lease during the first quarter of 2002. These increases more than offset a decrease in operating lease revenue resulting from lower overall lease rates and aircraft off lease during the quarter. Other income was lower by approximately $8,000 during 2003 versus 2002 because of lower interest rates on lower cash balances during 2003 versus 2002.

Expense Items

Management fees, which are calculated on the net book value of the aircraft owned by the Company, were approximately $66,000 higher in 2003 versus 2002 as a result of the Company's purchase of two aircraft during the second half of 2002, the effect of which was only partially offset by decreased net book value of the Company's other aircraft as a result of depreciation. Depreciation was approximately $160,000 higher in 2003 versus 2002 as a result of aircraft purchased during 2002.

Interest expense was approximately $43,000 higher in 2003 versus 2002 because of a higher average principal balance during 2003, the effect of which was only partially offset by lower interest rates during 2003. Maintenance expense was higher in 2003 primarily due to work to be performed on an off-lease aircraft. Professional fees and general and administrative expenses were approximately $187,000 higher in 2003 versus 2002, primarily due to an allowance for doubtful accounts, higher legal and accounting expense, and higher premiums for aircraft insurance.

The Company's effective tax rate in 2003 was approximately 20% versus approximately 34% in 2002 primarily because of a change in the mix of domestic and foreign leased assets and a related change in the proportion of revenue generated within and outside of California.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings and excess cash flow. The Company has a revolving credit facility totaling $50 million. The facility, which expires on June 28, 2003, bore interest through March 30, 2002, at the Company's option, at either (i) prime or
(ii) LIBOR plus a margin of 200 to 250 basis points depending on certain financial ratios. The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the revolving credit facility and, in accordance with the credit agreement, the Company must maintain compliance with certain financial covenants. The Company made a repayment on its facility in the amount of $700,000 during the first quarter of 2003 because of certain collateral borrowing base limitations.

On March 7, 2002, the Company and its lenders agreed to modify certain financial covenants contained in the loan agreement for the facility in order to enable the Company to continue to take advantage of business opportunities in the industry environment of increased market demand for shorter-term leases. The changes, originally in effect through December 31, 2002, were extended through February 28, 2003. In return for granting such changes, the Company's lenders increased the margin on the interest rates chosen by the Company from a floating margin to a fixed margin of 275 basis points, effective March 31, 2002. On March 1, 2003, the margin returned to its original floating rate. The Company expects that it will be able to maintain compliance with its credit facility covenants, including those which reverted on March 1, 2003, through the expiration of the credit facility on June 28, 2003. The Company is currently discussing the terms of a new credit facility with its agent bank and expects to be able to obtain such facility at reasonable market terms.

At March 31, 2003, principal of $40,705,000 was outstanding under the credit facility and interest of $183,340 was accrued. The Company is currently in compliance with all covenants of the revolving credit facility. The majority of the Company's borrowings are currently financed using one-month LIBOR rates. The Company believes it has adequate cash flow to fund reasonably expected increases in interest rates applicable to its credit facility obligations.

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

A similar special purpose entity financing for AeroCentury II LLC was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bears fixed interest at 8.36% for the acquisition of one aircraft. The note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at March 31, 2003 was $2,468,650 and interest of $6,880 was accrued. At March 31, 2003, the Company was in compliance with all covenants of the loan agreement pertaining to the financing of this aircraft.

The Company and the lessee of the aircraft have agreed to a short-term extension of the lease through November 15, 2003, with periodic options to terminate the lease, and are currently discussing a long-term extension of the lease. The lender has agreed to extend the financing through March 19, 2006, with prepayment options at June 30, 2003 and November 30, 2003. During the term of the extension, the note bears interest at the rate of one-month LIBOR plus 3%, with a balloon payment at maturity. The financing also provides for a six month remarketing period at the expiration of the lease or if the lease is terminated prior to its expiration date. Payments due on the financing are reduced during this six month period and the balloon principal payment is due at the end of the six month period. The Company believes it will have sufficient cash to meet the reduced payment obligations required by the lender if the lease is terminated, assuming that the aircraft is re-leased within six months, which the Company believes is a reasonable period.

The Company's primary source of revenue is lease rentals collected from lessees of its aircraft assets. It is the Company's policy to monitor each lessee's needs in periods before leases are due to expire. If it appears that a lessee will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. This procedure helps the Company reduce the time that an asset will be "off-lease." The Company's aircraft are subject to leases with varying expiration dates through November 2005. Although the Company has recently amended the leases for several of its aircraft to defer rent and reserve payments, given the varying lease terms and expiration dates for the aircraft in the Company's portfolio, management believes that the Company will have adequate cash flow to meet its on-going operational needs.

In connection with the re-lease of two of the Company's aircraft during 2002, the Company has guaranteed, up to a maximum of $150,000, the lessee's payments under a contract with a third party vendor for spare parts. The lessee has agreed to reimburse the Company for any payments made under the guarantee, upon demand by the Company. If the lessee does not make such reimbursements or does not comply with any provisions of the parts agreement, the Company may declare an event of default under the leases. During the fourth quarter of 2002 and April 2003, the Company and the lessee agreed to lease amendments which deferred certain overdue rent and reserve payments. The Company is monitoring this lessee's performance very closely. If the Company does have to perform, the Company believes it will have sufficient cash to fund any necessary payments.

See "Outlook" below for a discussion of factors which may affect the Company's cash flow.

The Company's cash flow from operations for the quarter ended March 31, 2002 versus 2001 increased by approximately $28,000. The increase was due primarily to the effect of the change in accounts payable and accrued expenses and maintenance deposits and accrued costs. The effect of these changes was only partially offset by the negative effect of the change in deposits and deferred taxes.

No cash flow was used for equipment purchases during 2003. Equipment purchases of $24,630, for equipment added to aircraft already owned, were made in 2002. The decrease in cash flow used by financing activities from year to year was primarily a result of lower repayments on the Company's revolving credit facility in 2003 versus 2002.

Outlook

The Company's credit facility expires on June 28, 2003. The Company and its agent bank have begun discussing the terms of a new credit facility. The Company expects to be able to obtain such facility at reasonable market terms. The agent bank and one of the participating banks, which account for a total of $40 million of the current $50 million credit facility, have expressed their willingness to provide financing to the Company under a new credit facility. The third bank, representing the remaining $10 million of the current credit facility, has notified the Company that it will not participate in a new credit facility because it no longer wishes to participate in aviation finance. If the Company and the agent bank are unable to find a new participant or participants by June 28, 2003, the Company would be required to repay approximately $800,000 on the credit facility in order to reduce the outstanding principal to an amount less than $40 million. The Company believes that it will have sufficient cash to fund such a repayment.

The Company has previously used special purpose asset-based financing for the acquisition of three aircraft and will continue to seek such financing as transactions suitable for such special purpose financing become available.

In order to increase earnings, the Company will need to add aircraft to its portfolio. Such growth will be possible only with additional financing, such as an increased credit facility, additional special purpose non-recourse financing, or the issuance of debt and/or equity securities, all of which the Company is considering.

While the Company's revenues would increase with the purchase of additional aircraft, management fees, depreciation and interest expense, as well as other operating expenses, would also increase. It is likely that market lease rates will remain significantly below prior market levels as a result of downward pressure from low interest rates and the slowdown in the air carrier industry in particular and the worldwide economy in general. The Company nonetheless believes that it will be able to purchase and lease such aircraft at prices and lease rates that will have a positive effect on the Company's earnings. While additional aircraft acquisitions would likely add to earnings, whether the Company will show an overall increase in the Company's earnings in the near term will be affected by the success and timeliness of remarketing of aircraft that were off lease at March 31, 2003 and those with leases due to expire during 2003.

The Company continues to review its asset valuations in light of the worldwide economic downturn. Although the Company did not make any valuation adjustments during 2002 or the first quarter of 2003, any future adjustments, if necessary, could negatively affect the Company's financial results and the collateral available for the Company's revolving credit facility. In addition, the Company's periodic review of the adequacy of its maintenance reserves, as well as routine and manufacturer-required maintenance for off-lease aircraft, may result in changes to estimated maintenance expense, further reducing earnings.

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

Even if the Company is able to successfully sell a portion of its assets and use the proceeds to repay the credit line facility, if a renewed or replacement facility is not obtained, the Company's future ability to acquire assets would be significantly impaired, as the credit facility is the Company's primary means of financing acquisitions and no other sources of acquisition financing are immediately available. Thus the renewal or replacement of the Company's credit line facility in an amount equal or greater than the current $50 million limit will be critical to the Company's liquidity as well as the potential for asset and revenue growth.

Non-renewal by Credit Line Participant. One of the participating banks in the credit line facility has indicated that it will not participate in the anticipated renewal of the Company's credit line. Therefore, unless a new participating bank is found to replace the departing bank in the lending syndicate, the maximum credit line amount available under a renewed credit line may be decreased by $10 million. The Company currently believes it has sufficient funds to repay any outstanding indebtedness in excess of $40 million, but such repayment will significantly reduce the Company's available cash and working capital. The reduced credit line facility maximum will make further aircraft acquisitions under the credit line much more difficult, as the Company will be fully drawn under the new reduced credit line indebtedness limit. A reduced credit line would make the Company more dependent on special purpose financing for acquisitions.

Credit Facility Repayment Obligations. As discussed in "Outlook", above, the Company's ability to draw on its $50 million credit facility is dependent upon the status of its collateral base. If a significant portion of the collateral base is off-lease for an extended period of time (see "Ownership Risks" below), this could trigger a covenant default and an obligation to repay a portion of the outstanding indebtedness under the credit facility. The Company believes it will remain in compliance with its covenants through the expiration of the facility on June 28, 2003. In all events, the Company's beliefs regarding the future collateral base repayment obligations are based on certain assumptions regarding renewal of existing leases, a lack of extraordinary interest rate increases, no lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that these assumptions will turn out to be correct. If the assumptions do not prove to be true, and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to deal with the situation, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with the covenants, or, if that is not possible, default on its credit facility.

General Economic Conditions. The Company's business is dependent upon general economic conditions and the strength of the travel and transportation industry. The industry is experiencing a cyclical downturn which began in mid-2001. This downturn was exacerbated by the terrorist attacks of September 11, 2001. More recently, fears surrounding Severe Acute Respiratory Syndrome ("SARS") have caused a reduction in airline passenger loads, particularly in markets where the outbreak is concentrated. As a result, there has been a severe reduction in air travel and less demand for aircraft capacity by the major air carriers. The duration of the downturn is uncertain.

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

Since regional carriers are generally not as well-capitalized as major air carriers, the downturn may result in the increased possibility of an economic failure of one or more of the Company's lessees. The combined effect of decreased air travel, further weakening of the industry as a result of subsequent threats of attacks similar to the September 11 events, an increase in the price of jet fuel due to fears of hostilities, and increased costs and reduced operations by air carriers due to new security directives, depending on their scope and duration, could have a material adverse impact on the Company's lessees and thus the Company's results.

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

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and involves a number of risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is, in turn, sensitive to general economic conditions. The ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The Company anticipates that the bulk of the equipment it acquires will be used aircraft equipment. The market for used aircraft is cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of aircraft coming off-lease. The Company's expected concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline in value. If "regional jets" were to be used on short routes previously served by turboprops, even though regional jets are more expensive to operate than turboprops, the demand for turboprops could be decreased. This could result in lower lease rates and values for the Company's existing turboprop aircraft.

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

Lessee Credit Risk. If a lessee defaults upon its obligations under a lease, the Company may be limited in its ability to enforce remedies. Most of the Company's lessees are small regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company's inability to collect rent under a lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company's revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code under Section 1110 of the Bankruptcy Code, the Company would be automatically prevented from exercising any remedies for a period of 60 days. By the end of the 60-day period, the lessee must agree to perform the obligations and cure any defaults, or the Company would have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant recent litigation, however, and it is possible that the Company's enforcement rights may be further adversely affected by a declaration of bankruptcy by a defaulting lessee.

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

Item 3. Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this quarterly report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including the Company's Chief Executive Officer
(CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report the Company present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

    Exhibit
    Number                                       Description

     10.14         Employment Agreement between the Company and Neal D.
                   Crispin, dated April 24, 2003.

     10.15         Employment Agreement between the Company and Marc J.
                   Anderson, dated April 24, 2003.

     99.1* Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2* Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission ("SEC").



----------

 (b) Reports on Form 8-K.

Report on Form 8-K disclosing the Second Amendment to Amended and Restated Credit Agreement between the Company, National City Bank, as Agent, and participating lenders, filed with the SEC on February 20, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 AEROCENTURY CORP.


Date:    May 14, 2003           By:     /s/ Toni M. Perazzo
                                        -------------------------------
                                        Toni M. Perazzo

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

Date:  May 14, 2003                         /s/ Neal D. Crispin
                                            ---------------------------
                                            Neal D. Crispin
                                            Chief Executive Officer

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

Date:  May 14, 2003                         /s/ Toni M. Perazzo
                                            ----------------------------
                                            Toni M. Perazzo
                                            Chief Financial Officer