Form 10QSB
period 2003-06-30
AEROCENTURY CORP
filed 2003-08-13
CIK 1036848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________


Commission File Number:  001-13387

                         AeroCentury Corp.
                 (Exact name of small business issuer in its charter)
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

As of August 13, 2003 the Issuer had 1,606,557 Shares of Common Stock outstanding, of which 63,300 are held as Treasury Stock.

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

Forward-looking statements include: (i) in Item 1 "Financial Statements," statements regarding the Company's expectations regarding negotiating renewed lease terms with the lessees and completing the acquisition of four Fokker 50 aircraft, delivery of aircraft for which lease term sheets have been signed, the return of three aircraft pursuant to early lease termination, delivery to a lessee of a Fokker 50 aircraft immediately upon return acceptance by the Company, extension of a lease for a DHC-8 aircraft through the maturity date of the financing, discussions regarding long-term extensions of leases for Fokker 50 and DHC-8 aircraft, discussions with its agent bank regarding waiver of certain covenants in its credit line facility; and the Company's expectation that it will be able to obtain a new revolving credit facility in an amount equal to or greater than $40 million at reasonable market terms; (ii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements regarding the Company's discussions with its agent bank regarding waiver of certain covenants in its credit line facility; the Company's expectation that no action will be taken by the agent bank on the financial ratio covenant default so long as negotiations of the credit facility renewal continue; the Company's expectation that it will be able to obtain a new revolving credit facility in an amount equal to or greater than $40 million at reasonable market terms, including a revision that will resolve the financial covenant ratio non-compliance; the Company's expectation of an extension of a lease for a DHC-8 aircraft through the maturity date of its special-purpose financing, or if the lease is terminated, the Company's ability to meet loan payment obligations through a reasonable six-month remarketing period; the Company's belief that it will have adequate cash flow to meet its ongoing operational needs; (iii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements regarding the Company's belief that it will be able to renew its credit facility in advance of the August 28, 2003 expiration date, to add a third lender to its credit facility and to return the credit facility to a $50 million limit; the Company's belief regarding discussions with its agent bank regarding waiver of certain covenants in its credit line facility and to revise financial covenants in its credit facility to take into account the Company's financial circumstances; the Company's belief that the lessee of the aircraft financed under a special purpose financing will extend the lease through the maturity date of the financing; the Company's belief that it will not experience events similar to the default of a Haitian lessee and the weak credit position of a Brazilian lessee; the Company's expectations regarding return of two Dash-7 aircraft from Haiti and the substantial amount of time required to return these aircraft into revenue producing status; and the Company's anticipation that revenue growth will likely only occur through acquisition of new leased assets (iv) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," statements regarding the Company's obligation to make repayments in the near term due to collateral base limitations; the Company's expectations regarding return of two Dash-7 aircraft from Haiti and the substantial amount of time required to return these aircraft into revenue producing status; the Company's anticipated acquisition of primarily used aircraft; the Company's ability to obtain third party guaranties, letters of credit or other credit enhancements from future lessees; the opportunities available in overseas markets; and JMC's competitiveness due to its experience and operational efficiency in financing transaction types desired by regional air carriers and its global reputation.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," including general economic conditions, particularly those that affect the demand for regional aircraft and engines and the financial status of the Company's primary customers, regional passenger airlines and non-U.S. lessees; lack of any further disruptions to the air travel industry similar to that which occurred on September 11, 2001 or the SARS outbreak; the success of the Company's efforts in remarketing or re-leasing aircraft that are currently or are about to come off-lease and in concluding transactions for which term sheets have been executed; the Company's ability to obtain a new credit facility on reasonable business terms at or prior to the expiration of its current credit facility, as well as locate a replacement lender for a departing credit line participant; the financial performance of the Company's lessees and their compliance with rental, maintenance and return conditions under their respective leases; the availability of suitable aircraft acquisition transactions in the regional aircraft market; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.       Financial Statements

                                AeroCentury Corp.
                      Condensed Consolidated Balance Sheet
                                    Unaudited

                                     ASSETS

                                                                                      June 30,
                                                                                        2003
                                                                                        ----

Assets:
     Cash and cash equivalents                                                    $     1,274,370
     Deposits                                                                           7,844,620
     Accounts receivable, net of allowance for doubtful accounts of $250,000            1,389,670
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $19,950,800                                 63,795,200
     Prepaid expenses and other                                                           377,590
                                                                                  ---------------

Total assets                                                                      $    74,681,450
                                                                                  ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       687,230
     Notes payable and accrued interest                                                42,276,140
     Maintenance reserves and accrued costs                                             8,080,060
     Security deposits                                                                  2,230,850
     Prepaid rent                                                                         192,390
     Deferred taxes                                                                     2,759,760
                                                                                  ---------------

Total liabilities                                                                      56,226,430
                                                                                  ===============

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  5,136,280
                                                                                  ---------------
                                                                                       18,959,090
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ===============

Total stockholders' equity                                                             18,455,020
                                                                                  ---------------

Total liabilities and stockholders' equity                                        $   74,681,450
                                                                                  ==============

The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                   Condensed Consolidated Statements of Income


                                                   For the Six Months                  For the Three Months
                                                      Ended June 30,                      Ended June 30,
                                                 2003              2002               2003                2002
                                                 ----              ----               ----                ----
                                                          Unaudited                          Unaudited


Revenues:

     Operating lease revenue                $    4,637,600    $   4,423,540         $   2,185,660    $    2,229,900
     Other income                                   45,360           58,720                21,430            27,270
                                            --------------    -------------         -------------    --------------

                                                 4,682,960        4,482,260             2,207,090         2,257,170
                                            --------------    -------------         -------------    --------------
Expenses:
     Management fees                               967,630          837,650               480,560           416,990
     Depreciation                                1,680,110        1,366,050               839,310           685,340
     Interest                                      952,670          937,240               441,670           469,730
     Maintenance                                 1,837,980          225,510             1,736,980           149,430
     Bad debt expense                            1,049,910                -               949,910                 -
     Professional fees and
        general and administrative                 418,240          258,340               202,470           129,580
                                            --------------    -------------         -------------    --------------

                                                 6,906,540        3,624,790             4,650,900         1,851,070
                                            --------------    -------------         -------------    --------------

(Loss)/income before taxes                     (2,223,580)          857,470           (2,443,810)           406,100

Tax (benefit)/provision                          (807,490)          292,880             (852,610)           141,120
                                            --------------    -------------         -------------    --------------

Net (loss)/income                           $  (1,416,090)    $     564,590         $ (1,591,200)    $      264,980
                                            ==============    =============         =============    ==============

Weighted average common
     shares outstanding                          1,543,257        1,543,257             1,543,257         1,543,257
                                            ==============    =============         =============    ==============

Basic (loss)/earnings per share             $       (0.92)    $        0.37         $      (1.03)    $         0.17
                                            ==============    =============         =============    ==============

The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                 Condensed Consolidated Statements of Cash Flows


                                               For the Six Months Ended June 30,
                                                      2003                2002
                                                      ----                ----
                                                              Unaudited



Net cash provided by operating activities        $     1,272,150    $      2,177,580

Investing activities:
   Payments received on note payable                      17,600              25,160
   Purchase of aircraft and aircraft engines                   -           (316,600)
                                                 ---------------    ----------------
Net cash provided/(used) by investing activities          17,600           (291,440)

Financing activity -
   Repayment of notes payable                        (1,723,030)         (2,223,190)
                                                 ---------------    ----------------
Net cash used by financing activity                  (1,723,030)         (2,223,190)

Net decrease in cash and cash equivalents              (433,280)           (337,050)

Cash and cash equivalents, beginning of period         1,707,650           2,680,160
                                                 ---------------    ----------------

Cash and cash equivalents, end of period         $     1,274,370    $      2,343,110
                                                 ===============    ================



The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                    Unaudited

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

         At June 30, 2003, the Company held security deposits of $2,230,850, refundable maintenance reserves received from lessees of $351,620 and non-refundable maintenance reserves of $5,262,150.

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

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                    Unaudited

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

(g)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At June 30, 2003, the Company had accrued maintenance costs of approximately $2,131,000 related to several of its aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                    Unaudited

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

         The most significant estimates with regard to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, the estimated amount and timing of cash flow associated with each aircraft that are used to evaluate impairment, if any, and accrued maintenance costs in excess of amounts received from lessees.

(k)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the three months and six months ended June 30, 2003 and 2002.

(l)      Recent Accounting Pronouncements

         In November 2002, the Financial Accounting Standards Board issued SFAS Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 is effective for guarantees issued or modified after December 31, 2002. The Company has one guarantee, which was issued prior to December 31, 2002. During the second quarter of 2003, the Company recorded a liability for the maximum obligation it has assumed under this guarantee and wrote off the related receivable (Note 5).

     In January 2003, the FASB issued interpretation FIN No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary of the entity. A company is a primary beneficiary if it is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                    Unaudited

1. Organization and Summary of Significant Accounting Policies (continued)

(l)      Recent Accounting Pronouncements (continued)

immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. At June 30, 2003, the Company is a beneficiary of the services of one of its affiliates, the details of which are disclosed in Note 6. The Company is currently evaluating the classification of this entity under FIN No. 46.

2.       Aircraft and Aircraft Engines On Operating Leases

         At June 30, 2003, the Company owned five deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, two Shorts SD 3-60s, six Fokker 50s, two Saab 340As and 26 turboprop engines. The Company did not acquire or sell any aircraft during the first six months of 2003. In May 2003, the Company signed a term sheet for the acquisition of four Fokker 50 aircraft, which are currently leased to one of the Company's customers. The Company is in the process of negotiating revised lease terms with the lessee as well as financing and anticipates completing the acquisition in the third quarter of 2003.

         At June 30, 2003, one of the Company's aircraft and its two spare engines, were off lease. The aircraft subsequently was delivered under a new lease in July 2003. As discussed below, three of the Company's aircraft are in the process of being returned pursuant to early lease terminations.

         In April 2003, the Company and the lessee for three of the Company's aircraft signed lease amendments, which cured the lessee's default for rent and reserves due for the Company's two deHavilland DHC-7 aircraft. The amendments provided for deferral of the overdue rent and reserves and for payment of such amounts over time in installments. The Company and the lessee also agreed to terminate the lease for the third aircraft, a Shorts SD 3-60. All rent and reserves due for the Shorts SD 3-60 aircraft were paid by the lessee in April 2003 and the Company anticipates that it will accept the aircraft in the third quarter of 2003, upon completion of the pre-return inspection. The Company has declared an event of default under the leases for the other two aircraft because the lessee had failed to pay non-deferred amounts due in June 2003. The Company is in the process of repossessing the aircraft. As a result, at June 30, 2003, the Company recorded a bad debt expense of $649,910 for all rent and maintenance reserves owed, as well as $150,000 for the maximum amount that the Company guaranteed under a spare parts lease between the lessee and a third-party maintenance vendor (Note 5). The Company also expensed $33,240 in legal fees which would have been amortized over the remaining lease term. In addition, the Company accrued $1,493,560 of maintenance expense for work to bring all three aircraft up to the return conditions under the leases. Had the lessee performed the required maintenance during the leases and returned the aircraft under the required return conditions, these costs would have been borne by the lessee.

         The lease for one of the Company's Fokker 50 aircraft expired in September 2002, but the lessee, which is in financial difficulty, is required to continue to pay rent until the aircraft is returned and accepted by the Company, which is expected to occur in the third quarter of 2003. The Company and the lessee have signed an agreement regarding the return of the aircraft and the amounts owed by the lessee. Although the Company holds a security deposit from this lessee, the amount of the deposit is not sufficient to pay the rent accrued at June 30, 2003 and reimburse the Company for the estimated maintenance work which has been and continues to be performed to meet

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                    Unaudited

2. Aircraft and Aircraft Engines On Operating Leases (continued)

the return conditions of the lease. Therefore, the Company established an allowance for doubtful accounts in the amount of $100,000 on March 31, 2003 and an additional allowance in the amount of $150,000 on June 30, 2003. In February 2003, the Company signed a term sheet with another lessee for the re-lease of this aircraft and expects to deliver the aircraft immediately upon its return acceptance.

         In April 2003, the Company's Fairchild Metro III aircraft, which was returned by the original lessee in October 2002 was delivered to a new lessee for a term of one year, with options to extend for two additional one-year periods.

         In June 2003, the Company re-leased one of its two Saab 340A aircraft to a new customer. The second aircraft was re-leased to the same customer in July.

         The lease for one of the Company's Fokker 50 aircraft has been extended on a series of short-term extensions through August 15, 2003. The lease for a second Fokker 50 leased by the same customer has also been extended from its expiration date in June 2003 to August 15, 2003. The Company and the customer are currently discussing a long-term extension of both leases.

         In March 2003, the Company and the lessee of one of the Company's deHavilland DHC-8 aircraft agreed to a short-term extension of the lease through November 15, 2003, with periodic options to terminate it, and are currently discussing a long-term extension.

         In May 2003, the Company and the lessee of one of the Company's deHavilland DHC-6 aircraft agreed to extend the lease to April 30, 2004.

         In May 2003, the Company and the lessee for one of the Company's Fokker 50 aircraft agreed to extend the lease through May 15, 2005.

3.       Notes Payable and Accrued Interest

         The Company's credit facility, originally set to expire on June 28, 2003, bore interest through March 30, 2002, at the Company's option, at either
(i) prime or (ii) LIBOR plus a margin of 200 to 250 basis points depending on certain financial ratios. The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the facility. On March 7, 2002, the Company and its lenders agreed to modify certain financial covenants contained in the loan agreement for the facility in order to enable the Company to continue to take advantage of business opportunities in the current industry environment of increased market demand for shorter-term leases. The changes, originally in effect through December 31, 2002, were extended through February 28, 2003. In return for granting such changes, the Company's lenders increased the margin on the interest rates chosen by the Company from a floating margin to a fixed margin of 275 basis points, effective March 31, 2002. On March 1, 2003, the margin returned to its original floating rate.

         In June 2003, the Company reached an agreement with its lenders to accommodate the departure of one of the participating lenders that had decided it no longer wished to participate in aviation finance, and to extend the maturity date of its credit facility from June 28, 2003, until August 28, 2003. The Company made a repayment to reduce total outstanding indebtedness to $39,905,000, which was allocated between the two remaining participants. The credit limit was reduced from $50 million to $40 million for the remaining term. At the same time, the

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                    Unaudited

3.       Notes Payable and Accrued Interest (continued)

Company reached agreement with its lenders to amend its credit agreement to make certain revisions to the financial covenants, relating to net worth and debt coverage ratios, and age of aircraft collateral, under the facility. The amendment also provides for a fixed interest rate margin of 275 basis points.

         In accordance with the agreement for the credit facility, the Company must maintain compliance with certain financial covenants. As a result of the substantial net loss incurred during the second quarter of 2003, the Company was out of compliance with a financial ratio covenant on June 30, 2003. The Company has commenced discussions with the agent bank for the credit facility regarding a waiver of that covenant. As of June 30, 2003, the Company was in compliance with all other covenants, $39,905,000 was outstanding under the credit facility, and interest of $4,920 was accrued.

         The Company and its lenders are continuing to discuss the final terms of the renewal of the credit facility for an additional two years. The Company expects to be able to obtain such a renewal prior to expiration of the credit facility on reasonable market terms. If the Company is unable to secure a renewal of the credit facility, it likely would have to sell assets in order to repay its indebtedness under the facility. Such sales would likely not be on terms favorable to the Company as the full market value of the assets sold may not be realized by the Company in order to expedite the consummation of the sales.

         Even if the Company is able to successfully sell a portion of its assets and use the proceeds to repay the credit facility, if a renewed or replacement facility is not obtained, the Company's future ability to acquire assets will be significantly impaired, as this facility is the Company's primary means of financing acquisitions and no other sources of acquisition financing are immediately available. Thus, the renewal or replacement of the facility in an amount equal or greater than the current $40 million limit will be critical to both the Company's current level of operations and to its asset and revenue growth.

         In November 1999 the Company acquired two aircraft using cash and bank financing separate from its credit facility. During 2002, the Company used funds from its credit facility to repay the outstanding bank financing related to both aircraft.

         A similar financing was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bore fixed interest at 8.36% through April 17, 2003, for the acquisition of a deHavilland DHC-8 aircraft. The note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consisted of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at June 30, 2003 was $2,362,420 and interest of $3,800 was accrued. As of June 30, 2003, the Company was in compliance with all covenants of this loan agreement. The Company and the lessee have agreed to a short-term extension of the lease through November 15, 2003, with periodic options to terminate it. At the same time, the lender agreed to extend the financing through March 19, 2006, with borrower prepayment options at June 30, 2003 and November 30, 2003. During the term of the extension, payments due under the note consist of monthly principal and interest at the rate of one-month LIBOR plus 3%, with a balloon payment at maturity. The financing also provides for a six month remarketing period at the expiration of the lease or if the lease is terminated prior to its expiration date. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is due at the end of the six month period. The Company anticipates that the lessee of this aircraft will extend the lease through the maturity date of the financing. If the lessee does not do so, and the Company is unable to re-lease the aircraft within the six month remarketing period, the Company would have to re-negotiate the financing. If no such financing were available, the Company likely would have to sell the aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                    Unaudited

4.       Income Taxes

 The items comprising income tax expense are as follows:
                                              For the Six Months Ended June 30,
                                                   2003                2002
                                                   ----                ----
 Current tax provision:
      Federal                               $        185,660    $             -
      State                                           11,260              6,050
      Foreign                                             -              72,130
                                            ----------------    ---------------
      Current tax provision                          196,920             78,180
                                            ----------------    ---------------

 Deferred tax (benefit)/provision:
      Federal                                      (945,170)            216,960
      State                                         (59,240)            (2,260)
                                            ----------------    ---------------
      Deferred tax (benefit)/provision           (1,004,410)            214,700
                                            ----------------    ---------------
 Total (benefit)/provision for income taxes $      (807,490)    $       292,880
                                            ================    ===============

         Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:


                                              For the Six Months Ended June 30,
                                                   2003                2002
                                                   ----                ----



     Income tax (benefit)/expense at        $      (756,020)    $       291,540
     statutory federal income tax rate
     State taxes net of federal benefit              (9,750)              7,260
     Tax rate differences                           (41,720)            (5,920)
                                            ----------------    ---------------
   Total income tax (benefit)/expense       $      (807,490)    $       292,880
                                            ================    ===============


         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of June 30, 2003 are as follows:

         Deferred tax assets:
              Allowance for doubtful accounts                 $         86,100
              Deferred maintenance                                     776,740
              Maintenance reserves                                   1,868,440
              Prepaid rent and other                                    66,590
                                                              ----------------
                  Deferred tax assets                                2,797,870
         Deferred tax liabilities:
              Depreciation on aircraft and aircraft engines        (5,316,970)
              Unearned income                                         (17,010)
              Other                                                  (222,320)
                                                              ----------------
                  Net deferred tax liabilities                $    (2,758,430)
                                                              ================

         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                    Unaudited

5.       Commitments and Contingencies

         In connection with the re-lease of two of the Company's aircraft, the Company guaranteed, up to a maximum amount of $150,000, the lessee's payments under a contract with a third party vendor for spare parts. The agreement provides for the lessee to reimburse the Company for any payments made under the guarantee, upon demand by the Company. If the lessee does not make such reimbursements or does not comply with any provisions of the parts agreement, the Company may declare an event of default under the leases. As discussed in
Note 2, the Company has declared the lessee in default of its payment obligations under its leases. At June 30, 2003, the lessee owed the vendor an amount in excess of the guaranty. The Company believes that it will have to pay the guaranteed amount to the vendor and that it will not be reimbursed by the lessee. Therefore, the Company has written off the $150,000 as bad debt expense at June 30, 2003.

6.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $967,630 and $837,650 during the six months ended June 30, 2003 and 2002, respectively. Because the Company did not acquire any aircraft during the first six months of 2003 or 2002, no acquisition fees were paid to JMC. No remarketing fees were accrued to JMC during 2003 or 2002.

7.       Subsequent Events

         The lease for one of the Company's Fokker 50 aircraft has been extended on a series of short-term extensions. In July 2003, the lease was extended through August 15, 2003. At the same time, the lease for a second Fokker 50 leased by the same customer was also extended to the same date. The Company and the customer are currently discussing a long-term extension of both leases.

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

Results of Operations

a.       Revenues

Operating lease revenue was approximately $214,000 higher in the six months ended June 30, 2003 versus the same period in 2002 primarily because of lease revenue from aircraft purchased during the second half of 2002 and from the re-lease of several aircraft which had been off lease during a portion of the first six months of 2002. These increases more than offset a decrease in operating lease revenue resulting from lower overall lease rates and aircraft off lease during 2003. Operating lease revenue was approximately $44,000 lower in the three months ended June 30, 2003 versus the same period in 2002 primarily due to lower overall lease rates and aircraft off lease during 2003, the effect of which was partially offset by the increase in operating lease revenue from aircraft purchased during the second half of 2002. Other income was lower by approximately $13,000 and $6,000 during the six months and three months ended June 30, 2003, respectively, versus the same periods in 2002 because of lower interest rates earned on lower cash balances during 2003.

b.       Expense items

Management fees, which are calculated on the net book value of the aircraft owned by the Company, were approximately $130,000 and $64,000 higher in the six months and three months ended June 30, 2003, respectively, versus the same periods in 2002 as a result of the purchase of two aircraft during the second half of 2002, the effect of which was partially offset by the effect of depreciation decreasing the net book value of the entire portfolio. Depreciation was approximately $314,000 and $154,000 higher in the six months and three months ended June 30, 2003, respectively, versus 2002 as a result of the 2002 aircraft purchases.

Interest expense was approximately $15,000 higher in the six months ended June 30, 2003 versus the same period in 2002 because of a higher average principal balance during 2003, the effect of which was partially offset by lower average interest rates during 2003. Interest expense was approximately $28,000 lower in the three months ended June 30, 2003 versus the same period in 2002 because of lower average interest rates during 2003, the effect of which was partially offset by a higher average principal balance.

Maintenance expense was approximately $1,612,000 and $1,588,000 higher in the six months and three months ended June 30, 2003, respectively, compared to 2002, primarily due to work which must be performed on three aircraft which are in the process of being returned early by the lessee that has been declared in default of its payment obligations under its leases. Such work would have been borne by the lessee if the lessee had performed the required maintenance during the leases and returned the aircraft under the required return conditions.

Bad debt expense was approximately $1,050,000 and $950,000 in the six months and three months ended June 30, 2003 versus no such expenses in 2002. In June 2003, the Company recorded bad debt expense of approximately $650,000 for all rent and maintenance reserves owed by a lessee, mentioned above, which defaulted on its payment obligations under leases for three aircraft. The Company also expensed $150,000, which is the maximum amount that the Company guaranteed under a spare parts lease between the lessee and a third-party maintenance vendor. The Company also expensed $100,000 and $150,000 in March and June 2003, respectively, related to a portion of the amounts due from another lessee for rent and maintenance, which has been and continues to be performed to meet the return conditions of the lease. Although the Company holds a security deposit from this lessee, the amount of the deposit is not sufficient to pay the estimated amounts due.

Professional fees and general and administrative expenses were approximately $160,000 and $73,000 higher in the six months and three months ended June 30, 2003, respectively, versus 2002, primarily due to higher legal expense as a result of increased recurring costs and the amount of fees which would have been amortized over the remaining lease term, but which were written off in connection with the lessee default mentioned above. Accounting expense and premiums for aircraft and directors and officers insurance were also higher in 2003.

The Company's effective tax rates in the six months and three months ended June 30, 2003 were approximately 36% and 35%, respectively, versus 34% and 35% for the six months and three months ended June 30, 2002, respectively. The change in rate for the six month periods from year to year was primarily a result of the recognition of tax benefits relating to different state tax rates than had previously been accrued.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings, special purpose financing and excess cash flow.

a.       Credit facility

The Company's credit facility, originally set to expire on June 28, 2003, bore interest through March 30, 2002, at the Company's option, at either (i) prime or
(ii) LIBOR plus a margin of 200 to 250 basis points depending on certain financial ratios. On March 7, 2002, the Company and its lenders agreed to modify certain financial covenants contained in the loan agreement for the facility in order to enable the Company to continue to take advantage of business opportunities in the current industry environment of increased market demand for shorter-term leases. The changes, originally in effect through December 31, 2002, were extended through February 28, 2003. In return for granting such changes, the Company's lenders increased the margin on the interest rates chosen by the Company from a floating margin to a fixed margin of 275 basis points, effective March 31, 2002. On March 1, 2003, the margin returned to its original floating rate.

In June 2003, the Company reached an agreement with its lenders to accommodate the departure of one of the participating lenders that had decided it no longer wished to participate in aviation finance, and to extend the maturity date of its credit facility from June 28, 2003, until August 28, 2003. The Company made a repayment to reduce total outstanding indebtedness to $39,905,000, which was allocated between the two remaining participants. The credit limit was reduced from $50 million to $40 million for the remaining term. At the same time, the Company reached agreement with its lenders to amend its credit agreement to make certain revisions to the financial covenants, relating to net worth and debt coverage ratios, and age of aircraft collateral, under the facility. The amendment also provides for a fixed interest rate margin of 275 basis points.

In accordance with the agreement, the Company must maintain compliance with certain financial covenants. As a result of the substantial net loss incurred during the second quarter of 2003, the Company was out of compliance with a financial ratio covenant on June 30, 2003. The Company has commenced discussions with the agent bank for the credit facility regarding a waiver of that covenant. If a waiver is refused, the agent bank could declare the credit facility in default and accelerate the debt repayment and/or force the Company to liquidate its assets. The Company, however, anticipates that no such action will be taken by the agent bank so long as negotiation of the renewed credit facility continues. As of June 30, 2003, the Company was in compliance with all other covenants, $39,905,000 was outstanding under the credit facility, and interest of $4,920 was accrued.

The Company and its lenders are continuing to discuss the final terms of the renewal of the credit facility for an additional two years. The Company expects to be able to obtain such facility at reasonable market terms, which will include a revised financial ratio covenant that will resolve the Company's current non-compliance. If the Company is unable to secure such a renewal of the credit facility, it likely would have to sell assets in order to repay its indebtedness under the facility. Such sales would likely not be on favorable terms to the Company as the full market value of the assets sold may not be realized by the Company in order to expedite the consummation of the sales.

Even if the Company is able to successfully sell a portion of its assets and use the proceeds to repay the credit facility, if a renewed or replacement facility is not obtained, the Company's future ability to acquire assets will be significantly impaired, as this facility is the Company's primary means of financing acquisitions and no other sources of acquisition financing are immediately available. Thus, the renewal or replacement of the facility in an amount equal or greater than the current $40 million limit will be critical to the Company's asset and revenue growth.

The Company's interest expense generally moves up or down with the prevailing interest rates, as the Company has not entered into any interest rate hedge transactions for the credit facility indebtedness. Because aircraft owners seeking financing generally can obtain financing through either leasing transactions or traditional secured debt financings, prevailing interest rates are a significant factor in determining market lease rates, and market lease rates generally move up or down with prevailing interest rates, assuming supply and demand of the desired equipment remain constant. However, because lease rates for the Company's assets typically are fixed under existing leases, the Company usually does not experience any positive or negative impact in revenue from changes in market lease rates due to interest rate changes until existing leases have terminated.

b. Special purpose financing

In November 1999, AeroCentury LLC acquired two aircraft using cash and bank financing separate from its credit facility. During 2002, the Company used funds from its credit facility to repay the outstanding bank financing related to both aircraft.

A similar financing was concluded in September 2000, consisting of a note in the amount of $3,575,000, due April 18, 2003, which bore fixed interest at 8.36% through April 17, 2003, for the acquisition of a deHavilland DHC-8 aircraft. The note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consisted of monthly principal and interest and a balloon principal payment due on the maturity date. The balance of the note payable at June 30, 2003 was $2,362,420 and interest of $3,800 was accrued. As of June 30, 2003, the Company was in compliance with all covenants of this loan agreement. The Company and the lessee have agreed to a short-term extension of the lease through November 15, 2003, with periodic options to terminate it. At the same time, the lender agreed to extend the financing through March 19, 2006, with borrower prepayment options at June 30, 2003 and November 30, 2003. During the term of the extension, payments due under the note consist of monthly principal and interest at the rate of one-month LIBOR plus 3%, with a balloon payment at maturity. The financing also provides for a six month remarketing period at the expiration of the lease or if the lease is terminated prior to its expiration date. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is due at the end of the six month period. The Company believes it will have sufficient cash to meet the reduced payment obligations required by the lender if the lease is terminated, assuming that the aircraft is re-leased within six months, which the Company believes is a reasonable period. The Company anticipates that the lessee of this aircraft will extend the lease through the maturity date of the financing. If the lessee does not do so, and the Company is unable to re-lease the aircraft within the six month remarketing period, the Company would have to re-negotiate the financing or refinance the loan using the Company's credit facility. If no such financing were available, the Company likely would have to sell the aircraft.

c.       Cash flow

The Company's primary source of revenue is lease rentals of its aircraft assets. It is the Company's policy to monitor each lessee's needs in periods before leases are due to expire. If it appears that a customer will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. This procedure helps the Company reduce the time that an asset will be "off-lease." The Company's aircraft are subject to leases with varying expiration dates through June 2007.

Although the Company has experienced a significant net loss for the six months and three months ended June 30, 2003, given the varying lease terms and expiration dates for the aircraft in the Company's portfolio as well as the anticipated timing of certain maintenance work to be performed, assuming that its credit facility is renewed for two years under market terms, management believes that the Company will have adequate cash flow to meet its on-going operational needs.

The Company's cash flow from operations for the six months ended June 30, 2003 versus the six months ended June 30, 2002 decreased by approximately $932,000. The decrease was due primarily to the effect of the change in net income, deposits and deferred taxes. The effect of these changes was partially offset by the positive effect of the change in accounts receivable, accounts payable and accrued expenses and maintenance deposits and accrued costs.

No cash flow was used for equipment purchases during the six months ended June 30, 2003. Equipment purchases of $316,600, for equipment added to aircraft already owned, were made in the six months ended June 30, 2002. The decrease in cash flow used by financing activities from year to year was primarily a result of lower repayments on the Company's credit facility in 2003 versus 2002.

Outlook

The Company's near-term focus will be on renewing its credit facility, which expires on August 28, 2003. Additionally, the Company will be seeking to increase its credit limit under the facility to $50 million. This will likely require the addition of a lender to the current loan participant group. The Company is in ongoing discussions with the agent bank on these matters, and anticipates that it will be able to renew the facility in advance of the August 28, 2003 expiration date. Based on its discussions with a potential third participant, the Company believes that the credit facility will be returned to its $50 million limit at the same time that the credit facility is renewed.

As discussed above in "Liquidity and Capital Resources," as a result of its substantial net loss for the second quarter, the Company is currently out of compliance with a debt coverage ratio financial covenant under its credit facility agreement. The Company is seeking a waiver of that covenant from the agent bank, and anticipates that it will receive such a waiver and that further, under the renewed credit facility, the covenant in question will be revised to take into account the Company's current financial circumstances.

If the Company is unable to secure a renewal of the credit facility, it likely would have to sell assets in order to repay its indebtedness under the facility. See "Factors that May Affect Future Results - Renewal of the Credit Facility," below.

The Company has one aircraft financed under a special purpose financing, separate from the credit facility. The loan is collateralized by the financed aircraft and is non-recourse to the Company. The current loan agreement provides for a maturity date of March 19, 2006, with prepayment options at June 30, 2003, and November 30, 2003. The lease for the financed aircraft expires on November 15, 2003. The Company anticipates that the lessee of this aircraft will extend the lease through the maturity date of the financing. If the lessee does not do so, the Company will be required to find another lessee or sell the aircraft. See "Factors that May Affect Future Results - Special Purpose Financing; Lessee Renewal," below.

The default by a Haitian lessee combined with the weak credit position of a Brazilian lessee significantly affected the Company's results for the second quarter. The Company does not believe that it will experience similar events with other lessees of the Company in the near term. If, however, the aircraft industry weakens further, this may affect the performance of lessees that currently appear creditworthy. See "Factors that May Affect Future Results - General Economic Conditions," below.

The Company anticipates that the return of two DHC-7 aircraft from Haiti may require a significant amount of time to repossess and prepare for remarketing. Further, the Company believes that the aircraft, once ready, will be relatively difficult to re-lease based on prior experience with this type of aircraft. Therefore, the Company anticipates that a substantial amount of time may be required to return these DHC-7 aircraft into revenue-generating status. See "Factors that May Affect Future Results - Repossession of Haitian Lessee Aircraft," below.

The Brazilian lessee has agreed to sign a note, in an amount equal to the rent and maintenance in excess of the security deposit held by the Company, at the time the aircraft is delivered to the Company, The Company has recorded an allowance against the amounts receivable and believes that such allowance is sufficient.

The current lease rates for the Company's aircraft are depressed due to the weakened financial condition of the airline industry, and the Company does not foresee a recovery in lease rates in the short term. Therefore, as older leases expire and are replaced by renewals or re-leases to new customers at current market rates, it is likely that overall lease revenues will decline further. In the near term, the Company anticipates that revenue growth will likely only occur through acquisition of new leased assets, which will likely only occur after the credit facility is renewed and enlarged, if possible, to $50 million. See "Factors that May Affect Future Results - Renewal of Credit Facility" below.


The Company continues to review its asset valuations in light of the worldwide economic downturn. Although the Company did not make any valuation adjustments during 2002 or the first half of 2003, any future adjustments, if necessary, would negatively affect the Company's financial results and the collateral available for the Company's credit facility. In addition, the Company's periodic review of the adequacy of its maintenance reserves, as well as routine and manufacturer-required maintenance for off-lease aircraft, may result in changes to estimated maintenance expense, further reducing earnings.

Factors that May Affect Future Results

Renewal of the Credit Facility. As discussed in "Outlook" above, the Company's credit facility will expire on August 28, 2003. If the Company is not able to renew the credit facility for the full outstanding amount, and cannot find suitable alternative financing, it may be required to make a principal repayment of the outstanding balance, or that portion of the balance for which replacement financing is not obtained. The Company does not have sufficient cash reserves to make a repayment of a significant portion of the outstanding credit facility indebtedness and would be forced to sell assets in order to raise funds to make such repayment. Such sales would likely not be on favorable terms to the Company as the full market value of the assets sold may not be realized by the Company in order to expedite the sales.

Even if the Company is able to successfully sell a portion of its assets and use the proceeds to make a required repayment under the credit facility, if a renewed or replacement facility is not obtained, the Company's future ability to acquire assets would be significantly impaired, as the credit facility is the Company's primary means of financing acquisitions and no other sources of acquisition financing are immediately available. Thus the renewal or replacement of the Company's credit facility in an amount at least equal to the current $40 million limit will be critical to the Company's liquidity. The increase of the credit limit to $50 million will be critical for the Company's asset and revenue growth.

Credit Facility Repayment Obligations. If a significant portion of the collateral base goes off-lease for an extended period of time (see "Ownership Risks" below), this could trigger a covenant default and an obligation to repay a portion of the outstanding indebtedness under the credit facility. While the Company currently does not anticipate that it will be required to make any repayments in the near term, this belief is based on certain assumptions regarding renewal of existing leases, a lack of extraordinary interest rate increases, no lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that these assumptions will turn out to be correct. If the assumptions do not prove to be true, and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to deal with the situation, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with the covenants, or, if that is not possible, default on its credit facility.

Repossession of Haitian Lessee Aircraft. As discussed in Note 2 to the Company's June 30, 2003 Consolidated Financial Statements, above, the Company has declared a default under the lease for two DHC-7 aircraft leased to a Haitian carrier. The Company is currently in the process of exercising its legal remedies to repossess the aircraft from the lessee. Because the lessee and the aircraft are located in a foreign country, there is risk that the repossession procedure will not be as promptly or as easily accomplished as would be the case if this were a U.S. lessee (See, "International Risks" and "Risks Related to Regional Carriers" below). Any delay in regaining possession of the aircraft will necessarily delay the Company's ability to prepare the aircraft for remarketing and will prevent the Company from earning any revenue with respect to these aircraft. Further, the repossession procedure may require substantial legal, logistical and other related costs to the Company, which at this time cannot be calculated.

The two aircraft being repossessed are special purpose aircraft, with short take-off and landing abilities, which make them attractive to specific niche operators. Because they have four engines, however, they are relatively more expensive to operate than other two- engine 50-passenger turboprop aircraft and, therefore, unattractive to operators not requiring the aircraft's special characteristics. Thus, it has been the Company's experience that the remarketing period for DHC-7 aircraft may be significantly longer than for other similar turboprop aircraft. Consequently, a significant amount of time may pass before the DHC-7 aircraft begin to generate cash flow for the Company.

General Economic Conditions. The Company's business is dependent upon general economic conditions and the strength of the travel and transportation industry. The industry is experiencing a cyclical downturn which began in mid-2001. This downturn was exacerbated by the terrorist attacks of September 11, 2001. More recently, fears surrounding Severe Acute Respiratory Syndrome ("SARS") caused a reduction in airline passenger loads, particularly in markets where the outbreak is concentrated, from which the affected carriers have not yet fully recovered. As a result, there continues to be a severe reduction in air travel and less demand for aircraft capacity by the major air carriers. The duration of the downturn is uncertain.

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

At this time, in response to lower passenger loads, many carriers have reduced capacity, and as a result there has been a reduced demand for aircraft. As a result, market lease rental rates have decreased. This reduced market value for aircraft could affect the Company's results if the market value of an asset or assets in the Company's aircraft portfolio falls below book value, and the Company determines that a write-down of the value on the Company's book is appropriate. Furthermore, as older leases expire and are replaced by lease renewals or re-leases at current depressed rates, the lease revenue of the Company on its existing portfolio is likely to decline, with the magnitude of the decline dependent on the length of the downturn and the depth of the decline in market rents.

Special Purpose Financing; Lessee Renewal. The Company has one aircraft financed under special purpose financing, separate from the credit facility. The financed aircraft is the sole recourse collateral for the loan. Under the loan agreement, the maturity date of the loan is March 19, 2006. Currently, the lease for the aircraft expires on November 30, 2003. If the lessee does not renew the lease, the Company will have a six-month remarketing period, beginning at the expiration of the lease. If the Company is unable to re-lease the aircraft within the six-month remarketing period, the Company would have to re-negotiate the financing. If the Company is unable to obtain such financing, it likely would have to sell the aircraft in order to repay the special purpose financing by the maturity date. There is no assurance that a sale under those terms would yield a purchase price sufficient to repay the special purpose loan from the sales proceeds.

Risks of Debt Financing. The Company's use of acquisition financing under its credit facility and its special purpose financings subjects the Company to increased risks of leveraging. If, due to a lessee default, the Company is unable to repay the debt secured by the aircraft acquired, then the Company could lose title to the acquired aircraft in a foreclosure proceeding. With respect to the credit facility, the loans are secured by the Company's existing assets as well as the assets acquired with each financing. Any default under the credit facility could result in foreclosure upon not only the asset acquired using such financing, but also the existing assets of the Company securing the loan.

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

Leasing Risks. The Company's successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and involves a number of risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is, in turn, sensitive to general economic conditions. The ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The Company anticipates that the bulk of the equipment it acquires will be used aircraft equipment. The market for used aircraft is cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of aircraft coming off-lease. The Company's expected concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline in value. If "regional jets" were to be used on short routes previously served by turboprops, even though regional jets are more expensive to operate than turboprops, the demand for turboprops could lessen. This could result in lower lease rates and values for the Company's existing turboprop aircraft.

Lessee Credit Risk. If a customer defaults upon its lease obligations, the Company may be limited in its ability to enforce remedies. Most of the Company's lessees are small regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company's inability to collect rent under a lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company's revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code under Section 1110 of the Bankruptcy Code, the Company would be automatically prevented from exercising any remedies for a period of 60 days. By the end of the 60-day period, the lessee must agree to perform the obligations and cure any defaults, or the Company would have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant recent litigation, however, and it is possible that the Company's enforcement rights may be further adversely affected by a declaration of bankruptcy by a defaulting lessee.

Risks Related to Regional Air Carriers. Because the Company has concentrated its existing leases and intends to concentrate on leases to regional air carriers, it is subject to certain risks. First, some of the lessees in the regional air carrier market are companies that are start-up, low capital, low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. These types of lessees result in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy. The Company evaluates the credit risk of each lessee carefully, and attempts to obtain a third party guaranty, letters of credit or other credit enhancements, if it deems them necessary. There is no assurance, however, that such enhancements will be available or that even if obtained will fully protect the Company from losses resulting from a lessee default or bankruptcy. Second, a significant area of growth of this market is in areas outside of the United States, where collection and enforcement are often more difficult and complicated than in the United States.

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

A lease with a foreign lessee is subject to risks related to the economy of the country or region in which such lessee is located, which may be weaker than the U.S. economy. On the other hand, a foreign economy may remain strong even though the U.S. economy does not. A foreign economic downturn may impact a foreign lessee's ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related to currency conversion fluctuations. Although the Company's current leases are all payable in U.S. dollars, the Company may agree in the future to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations. Even with U.S. dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee's local currency that would make it more difficult for a lessee to meet its U.S. dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if its revenue is primarily derived in the local currency.

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

Item 3. Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal control over financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the Report the Company present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Attached as exhibits to this report are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This section of the report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company's transactions are properly authorized; (2) the Company's assets are safeguarded against unauthorized or improper use; and (3) the Company's transactions are properly recorded and reported, all to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

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

Scope of the Controls Evaluation. The CEO/CFO evaluation of the Company's Disclosure Controls and the Company's Internal Controls included a review of the controls objectives and design, the controls implementation by the company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company's quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The Company's Internal Controls are also evaluated on an ongoing basis by other personnel in the Company's finance organization and by the Company's independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company's Disclosure Controls and the Company's Internal Controls and to make modifications as necessary; the Company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, the Company sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because item 5 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to the Audit Committee of the Company's Board and to the Company's independent auditors and to report on related matters in this section of the Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, the Company considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

In accordance with SEC requirements, the CEO and CFO note that, there has been no significant change in Internal Controls that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our Internal Controls.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On April 24, 2003, the Company held its annual stockholder's meeting in San Carlos, California. At that meeting, Marc J. Anderson and Thomas W. Orr were re-elected to the Board of Directors.

The vote tally was as follows:

                           FOR ELECTION                       WITHHELD

Mr. Orr                        1,128,322                            5,662
Mr. Anderson                   1,128,058                            5,926

The stockholders also confirmed the appointment of PricewaterhouseCoopers LLP as auditors of the Company.

The vote was as follows:

In Favor                       1,123,919
Against                            1,483
Abstaining                         8,852

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits
         Exhibit
         Number                               Description

          31.1 Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1* Certification of Neal D. Crispin, Chief Executive Officer,
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 32.2* Certification of Toni M. Perazzo, Chief Financial Officer,
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission ("SEC").
----------

 (b) Reports on Form 8-K.

Report on Form 8-K disclosing First Quarter 2003 Results, filed with the SEC on April 22, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AEROCENTURY CORP.


Date:    August 13, 2003           By:    /s/ Toni M. Perazzo
                                          -------------------------------
                                          Toni M. Perazzo

                                   Title: Senior Vice President-Finance and
                                          Chief Financial Officer