Form 10QSB
period 2003-09-30
AEROCENTURY CORP
filed 2003-11-13
CIK 1036848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

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

As of November 13, 2003 the Issuer had 1,606,557 Shares of Common Stock outstanding, of which 63,300 are held as Treasury Stock.

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

Forward-looking statements include: (i) in Item 1 "Financial Statements," statements regarding the Company's expectations regarding negotiating financing and revised lease terms with a lessee and completing the acquisition of four Fokker 50 aircraft, delivery of aircraft for which lease term sheets have been signed, discussions regarding long-term extensions of leases for two Fokker 50 aircraft, and delivery of a Shorts SD 3-60 to a new lessee; (ii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements regarding the belief regarding the Company's continued compliance with credit facility covenants; the Company's belief that it will have adequate cash flow to meet its ongoing operational needs; (iii) in
Item 2 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements regarding the Company's belief that a new lender will be added to the credit facility such that the credit facility will be returned to its $50 million limit; the Company's belief that revenue will decrease in the absence of new acquisitions; the Company's expectations regarding the difficulty in remarketing the DHC-7 aircraft; the Company's belief that it will have sufficient cash to fund a November 30 repayment under the credit facility; the Company's expectation regarding the execution of a note for obligations owed by a former Brazilian lessee (iv) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," statements regarding the Company's expectations regarding the substantial amount of time required to return two DHC-7 aircraft into revenue producing status; the Company's obligation to make a repayment on November 30, 2003 due to collateral base limitations, and its ability to fund such payment from cash reserves; the Company's anticipated acquisition of primarily used aircraft; the Company's ability to obtain third party guaranties, letters of credit or other credit enhancements from future lessees; the opportunities available in overseas markets; and JMC's competitiveness due to its experience and operational efficiency in financing transaction types desired by regional air carriers and its global reputation.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," including general economic conditions, particularly those that affect the demand for regional aircraft and engines and the financial status of the Company's primary customers, regional passenger airlines and non-U.S. lessees; lack of any further disruptions to the air travel industry similar to that which occurred on September 11, 2001 or the SARS outbreak; the success of the Company's efforts in remarketing or re-leasing aircraft that are currently or are about to come off-lease, particularly two DHC-7 aircraft, the success of the Company in concluding transactions for which term sheets have been executed; the Company's ability to obtain an enlarged $50 million credit facility; the Company's ability to renew its credit facility on reasonable business terms at or prior to its expiration; the financial performance of the Company's lessees and their compliance with rental, maintenance and return conditions under their respective leases; the availability of suitable aircraft acquisition transactions in the regional aircraft market; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.       Financial Statements

                                AeroCentury Corp.
                      Condensed Consolidated Balance Sheet
                                    Unaudited

                                     ASSETS



                                                                                    September 30,
                                                                                        2003
                                                                                        ----

Assets:
     Cash and cash equivalents                                                    $     1,318,990
     Deposits                                                                           7,935,350
     Accounts receivable, net of allowance for doubtful accounts of $250,000            1,987,640
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $20,791,040                                 62,954,960
     Prepaid expenses and other                                                           435,670
                                                                                  ---------------

Total assets                                                                      $    74,632,610
                                                                                  ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       649,160
     Notes payable and accrued interest                                                42,274,920
     Maintenance reserves and accrued costs                                             8,115,820
     Security deposits                                                                  2,170,610
     Prepaid rent                                                                         273,060
     Deferred taxes                                                                     2,643,870
                                                                                  ---------------

Total liabilities                                                                      56,127,440
                                                                                  ---------------

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  5,186,430
                                                                                  ---------------
                                                                                       19,009,240
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------

Total stockholders' equity                                                             18,505,170
                                                                                  ---------------

Total liabilities and stockholders' equity                                        $   74,632,610
                                                                                  ===============

The accompanying notes are an integral part of these statements.


                                AeroCentury Corp.
                 Condensed Consolidated Statements of Operations


                                                   For the Nine Months                 For the Three Months
                                                   Ended September 30,                  Ended September 30,
                                                 2003              2002               2003                2002
                                                 ----              ----               ----                ----
                                                          Unaudited                          Unaudited

Revenues:

     Operating lease revenue                $    6,668,020    $   6,361,100         $   2,030,420    $    1,937,570
     Other income                                   92,890           97,070                47,530            38,350
                                            --------------    -------------         -------------    --------------

                                                 6,760,910        6,458,170             2,077,950         1,975,920
                                            --------------    -------------         -------------    --------------
Expenses:
     Depreciation                                2,520,350        2,069,220               840,250           703,170
     Maintenance                                 1,922,890           40,200                84,910         (185,310)
     Management fees                             1,441,890        1,257,460               474,260           419,820
     Interest                                    1,395,440        1,417,570               442,770           480,320
     Bad debt expense                            1,049,910                -                     -                 -
     Professional fees and
        general and administrative                 591,280          414,300               173,030           155,970
                                            --------------    -------------         -------------    --------------

                                                 8,921,760        5,198,750             2,015,220         1,573,970
                                            --------------    -------------         -------------    --------------

(Loss)/income before taxes                     (2,160,850)        1,259,420                62,730           401,950

Tax (benefit)/provision                          (794,910)          408,380                12,580           115,500
                                            --------------    -------------         -------------    --------------

Net (loss)/income                           $  (1,365,940)    $     851,040         $      50,150    $      286,450
                                            ==============    =============         =============    ==============

Weighted average common
     shares outstanding                          1,543,257        1,543,257             1,543,257         1,543,257
                                            ==============    =============         =============    ==============

Basic (loss)/earnings per share             $       (0.89)    $        0.55         $        0.03    $         0.19
                                            ==============    =============         =============    ==============


The accompanying notes are an integral part of these statements.


                                AeroCentury Corp.
                 Condensed Consolidated Statements of Cash Flows


                                                                              For the Nine Months Ended September 30,
                                                                                      2003                2002
                                                                                      ----                ----
                                                                                             Unaudited


Net cash provided by operating activities                                       $     1,426,880    $      2,964,410
                                                                                ---------------    ----------------
Investing activities:
   Payments received on note receivable                                                  17,600              37,980
   Purchase of aircraft and aircraft engines                                                  -         (6,417,710)
                                                                                ---------------    ----------------
Net cash provided/(used) by investing activities                                         17,600         (6,379,730)
                                                                                ---------------    ----------------
Financing activities:
   Borrowings on credit facility                                                              -           8,405,000
   Repayment of notes payable                                                       (1,833,040)         (5,715,170)
                                                                                ---------------    ----------------
Net cash (used)/provided by financing activities                                    (1,833,040)           2,689,830

Net decrease in cash and cash equivalents                                             (388,560)           (725,490)

Cash and cash equivalents, beginning of period                                        1,707,650           2,680,160
                                                                                ---------------    ----------------

Cash and cash equivalents, end of period                                        $     1,319,090    $      1,954,670
                                                                                ===============    ================


The accompanying notes are an integral part of these statements.


                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                    Unaudited

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

         At September 30, 2003, the Company held security deposits of $2,170,610, refundable maintenance reserves received from lessees of $374,390 and non-refundable maintenance reserves of $5,390,350.

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

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                    Unaudited

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

(g)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease, as well as the condition of the aircraft upon return or inspection. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At September 30, 2003, the Company had accrued maintenance costs of approximately $1,990,000 related to several of its aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                    Unaudited

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

(i)      Revenue Recognition

         Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. If the Company deems a portion of operating lease revenue as potentially uncollectible, the Company records an allowance for doubtful accounts.

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

(k)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the three months and nine months ended September 30, 2003 and 2002.

(l)      Recent Accounting Pronouncements

         In November 2002, the Financial Accounting Standards Board issued SFAS Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 is effective for guarantees issued or modified after December 31, 2002. The Company has one guarantee, which was issued prior to December 31, 2002. During the second quarter of 2003, the Company recorded a liability for the maximum obligation it has assumed under this guarantee and wrote off the related receivable (See Note 5).

         In January 2003, the FASB issued interpretation FIN No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary of the entity. A company is a primary beneficiary if it is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                    Unaudited

1.       Organization and Summary of Significant Accounting Policies (continued)

(l)      Recent Accounting Pronouncements (continued)

immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has no material interest in any variable interest entity.

2.       Aircraft and Aircraft Engines On Operating Leases

         At September 30, 2003, the Company owned five deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, two Shorts SD 3-60s, six Fokker 50s, two Saab 340As and 26 turboprop engines. The Company did not acquire or sell any aircraft during the first nine months of 2003. In May 2003, the Company signed a term sheet for the acquisition of four Fokker 50 aircraft, which are currently leased to one of the Company's customers. The Company is in the process of negotiating financing and revised lease terms and anticipates completing the acquisition in late 2003 or early 2004.

         At September 30, 2003, three of the Company's aircraft and two of its turboprop engines were off-lease. The Company is seeking re-lease or sale opportunities for these assets.

         In April 2003, the Company and the lessee for three of the Company's aircraft signed lease amendments, which cured the lessee's default for rent and reserves due for the Company's two deHavilland DHC-7 aircraft. The amendments provided for deferral of the overdue rent and reserves and for payment of such amounts in installments. The Company and the lessee also agreed to terminate the lease for the third aircraft, a Shorts SD 3-60. All rent and reserves due for the Shorts SD 3-60 aircraft were paid by the lessee in April 2003 and the Company accepted the aircraft in the third quarter of 2003, upon completion of the pre-return inspection. In July 2003, the Company declared an event of default under the leases for the two deHavilland DHC-7 aircraft because the lessee had failed to pay non-deferred amounts due in June 2003. As a result, at June 30, 2003, the Company recorded a bad debt expense of $649,910 for all rent and maintenance reserves owed, as well as $150,000 for the maximum amount that the Company guaranteed under a spare parts lease between the lessee and a third-party maintenance vendor (See Note 5). The Company also expensed $33,240 in legal fees which would have been amortized over the remaining lease term. In addition, the Company accrued $1,493,560 of maintenance expense for work to bring all three aircraft to the return conditions under the leases. During the third quarter of 2003, the two DHC-7 aircraft were returned to the Company and a settlement agreement was reached with the lessee in the amount of $500,000. The lessee paid $20,000 to the Company at the time of the settlement and signed a note in the amount of $480,000. The Company recorded an allowance for the full amount of the note and is recording income as note payments are received. The Company has entered into an agreement with a third party, which assisted the Company in the protection, management and recovery of the Company's assets from the lessee. Under the agreement, the third party receives 40% of all amounts collected under the note.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                    Unaudited

2.       Aircraft and Aircraft Engines On Operating Leases (continued)

         The lease for one of the Company's Fokker 50 aircraft expired in September 2002, but the lessee was obligated by the lease to continue to pay rent until certain return conditions were met. The Company and the lessee have agreed to certain terms and conditions regarding the return of the aircraft and the amounts owed by the lessee. Although the Company holds a security deposit from this lessee, the amount of the deposit is not sufficient to pay the rent accrued through the return date and reimburse the Company for maintenance work which has been performed to meet the return conditions of the lease. Therefore, the Company established an allowance for doubtful accounts in the amount of $250,000 during the first half of 2003. In September 2003, the aircraft was delivered to a new lessee on a 37-month term, with options to extend for three additional one-year periods.

         In July 2003, the Company re-leased one of its two Saab 340A aircraft to an existing customer for a term of 48 months.

         The lease for one of the Company's Fokker 50 aircraft has been extended on a series of short-term extensions through November 15, 2003. The lease for a second Fokker 50 leased by the same customer has also been extended from its expiration date in June 2003 to November 15, 2003. The Company and the customer are currently discussing a long-term extension of both leases.

         In March 2003, the Company and the lessee of one of the Company's deHavilland DHC-8 aircraft agreed to a short-term extension of the lease through November 15, 2003. In August 2003, the lease was extended through April 15, 2006, with an option to terminate it in July 2004. The option, if exercised, requires a termination payment by the lessee.

3.       Notes Payable and Accrued Interest

         The Company's credit facility, originally set to expire on June 28, 2003, bore interest through March 30, 2002, at the Company's option, at either
(i) prime or (ii) LIBOR plus a margin of 200 to 250 basis points depending on certain financial ratios. The Company's assets, excluding those of AeroCentury LLC and AeroCentury II LLC, serve as collateral under the facility. On March 7, 2002, the Company and its lenders agreed to modify certain financial covenants contained in the loan agreement permitting certain assets with short-term leases to remain in the collateral base. The changes, originally in effect through December 31, 2002, were extended through February 28, 2003. In return for granting such changes, the Company's lenders increased the margin on the interest rates chosen by the Company from a floating margin to a fixed margin of 275 basis points, effective March 31, 2002. On March 1, 2003, the margin returned to its original floating rate.

         In June 2003, the Company reached an agreement with its lenders to accommodate the departure of one of the participating lenders that had decided it no longer wished to participate in aviation finance, and to extend the maturity date of its credit facility from June 28, 2003 until August 28, 2003. The Company made a repayment of $800,000 to reduce total outstanding indebtedness to $39,905,000, which was allocated between the two remaining participants. The credit limit was reduced from $50 million to $40 million for the remaining term. At the same time, the Company reached agreement with its lenders to amend its credit agreement to make certain revisions to financial covenants relating to net worth and debt coverage ratios and age of aircraft collateral. The amendment also provided for a fixed interest rate margin of 275 basis points.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                    Unaudited

3.       Notes Payable and Accrued Interest (continued)

         In August 2003, the Company reached agreement with its lenders to further extend the maturity date of its credit facility from August 28, 2003 to August 31, 2004 and to make additional revisions relating to a requirement for positive quarterly earnings, bank approval of new leases and a net worth ratio. In addition, the facility now bears interest, at the Company's option, at either
(i) prime plus a margin of 50 to 150 basis points or (ii) LIBOR plus a margin of 275 to 375 basis points. Both the prime and LIBOR margins are determined by certain financial ratios.

         In accordance with the agreement for the credit facility, the Company must maintain compliance with certain financial covenants. As a result of the substantial net loss incurred during the second quarter of 2003, the Company was out of compliance with a financial ratio covenant on June 30, 2003. The Company obtained a waiver from its banks regarding that covenant for the quarter ended June 30, 2003. As of September 30, 2003, the Company was in compliance with all covenants, $39,905,000 was outstanding under the credit facility, and interest of $114,420 was accrued.

         In November 1999, the Company acquired two aircraft using cash and bank financing separate from its credit facility. During 2002, the Company used funds from its credit facility to repay the outstanding bank financing related to the two aircraft.

         A similar stand-alone financing for the acquisition of a deHavilland DHC-8 aircraft was concluded in September 2000, resulting in a note obligation in the amount of $3,575,000, due April 18, 2003, which bore fixed interest at 8.36% through maturity. The note was collateralized by this aircraft and was non-recourse to the Company. Payments due under the note consisted of monthly principal and interest and a balloon principal payment due on the maturity date. The lease for the deHavilland aircraft was originally set to expire on April 15, 2003. In March 2003, the Company and the lessee agreed to a short-term extension of the lease through November 15, 2003, with periodic options to terminate. At the same time, the lender agreed to extend the financing through March 19, 2006, pending the extension of the lease, with borrower prepayment options at June 30, 2003 and November 30, 2003. In August 2003, the Company and the lessee agreed to a long-term extension of the lease through April 15, 2006, with an option to terminate in July 2004. In September 2003, the Company and the lender signed a revised agreement for the extension of the financing. During the term of the extension, payments due under the note consist of monthly principal and interest at the rate of one-month LIBOR plus 3%, with a balloon payment at maturity. The financing also provides for a six month remarketing period at the expiration or earlier termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is due at the end of the six month period. The balance of the note payable at September 30, 2003 was $2,252,410 and interest of $3,090 was accrued. As of September 30, 2003, the Company was in compliance with all covenants of this note obligation.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                    Unaudited

4.       Income Taxes

         The items comprising income tax (benefit)/expense are as follows:


                                                                            For the Nine Months Ended September 30,
                                                                                    2003                2002
                                                                                    ----                ----


         Current tax provision:
              Federal                                                        $        310,210    $      (17,020)
              State                                                                    13,850              7,910
              Foreign                                                                      -              72,130
                                                                             ---------------     ---------------
              Current tax provision                                                   324,060             63,020
                                                                             ----------------    ---------------

         Deferred tax provision:
              Federal                                                             (1,048,820)            360,500
              State                                                                  (70,150)           (15,140)
                                                                             ----------------    ---------------
              Deferred tax provision                                              (1,118,970)            345,360
                                                                             ----------------    ---------------
         Total (benefit)/provision for income taxes                          $      (794,910)    $       408,380
                                                                             ================    ===============




         Total income tax (benefit)/expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:


                                                                            For the Nine Months Ended September 30,
                                                                                    2003                2002
                                                                                    ----                ----


         Income tax expense at statutory federal income tax rate             $      (734,690)    $       428,200
         State taxes net of federal benefit                                           (9,160)              9,760
         Tax refunds                                                                        -           (19,560)
         Tax rate differences                                                        (51,060)           (10,020)
                                                                             ----------------    ---------------
         Total income tax (benefit)/expense                                  $      (794,910)    $       408,380
                                                                             ================    ===============




         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of September 30, 2003 are as follows:

         Deferred tax assets:
              Allowance for doubtful accounts                                $        300,680
              Deferred maintenance                                                    724,000
              Maintenance reserves                                                  1,920,360
              Prepaid rent and other                                                   94,490
                                                                             ----------------
                  Deferred tax assets                                               3,039,530
         Deferred tax liabilities:
              Depreciation on aircraft and aircraft engines                       (5,415,280)
              Unearned income                                                        (54,370)
              Other                                                                 (213,750)
                                                                             ----------------
                  Net deferred tax liabilities                               $    (2,643,870)
                                                                             ================

         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                    Unaudited

5.       Commitments and Contingencies

         In connection with the re-lease of two of the Company's aircraft, the Company guaranteed, up to a maximum amount of $150,000, the lessee's payments under a contract with a third party vendor for spare parts. The guaranty agreement provides for the lessee to reimburse the Company for any payments made under the guaranty, upon demand by the Company. As discussed in Note 2, the Company declared the lessee in default of its payment obligations under its leases during the third quarter of 2003. In anticipation that the Company may eventually be obligated to pay the entire amount of its guaranty obligation to the vendor, the Company recorded a payable to the vendor of $150,000 at June 30, 2003. At the same time, it recorded a $150,000 receivable for lessee reimbursement obligations and wrote off the full amount as bad debt expense.

6.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $1,441,890 and $1,257,460 during the nine months ended September 30, 2003 and 2002, respectively. Because the Company did not acquire any aircraft during the first nine months of 2003, no acquisition fees were paid to JMC for this period. During the nine months ended September 30, 2002, the Company paid a total of $165,420 in acquisition fees, which are included in the capitalized cost of the aircraft acquired. No remarketing fees were accrued to JMC during 2003 or 2002.

7.       Subsequent Events

         The lease for one of the Company's Fokker 50 aircraft has been extended on a series of short-term extensions. In October 2003, the lease was extended through November 15, 2003. At the same time, the lease for a second Fokker 50 leased by the same customer was also extended to the same date. The Company and the customer are currently discussing a long-term extension of both leases.

         In October 2003, the Company and the lessee of one of the Company's Fokker 50 aircraft signed an agreement to change the monthly rent payment date and to defer a portion of the October 2003 rent, with payment of the deferred amount due in monthly installments over the next six months.

         In October 2003, the Company and the lessee of its two Saab 340A aircraft signed lease amendments to provide for an abatement of rent for certain periods at the beginning of the leases and to extend the leases beyond the original expiration dates.

         In October 2003, the Company and a new customer signed a term sheet for the lease of one of the Company's Shorts SD 3-60. Delivery of the aircraft is anticipated to occur in the first quarter of 2004.

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

Revenue Recognition

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. If the Company deems a portion of operating lease revenue as potentially uncollectible, the Company records an allowance for doubtful accounts.

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

Maintenance Reserves and Accrued Costs

Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease, as well as the condition of the aircraft upon return or inspection. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown.

Results of Operations

a.       Revenues

Operating lease revenue was approximately $307,000 and $93,000 higher in the nine months and three months ended September 30, 2003, respectively, versus the same periods in 2002, primarily because of lease revenue from aircraft purchased during the second half of 2002 and the re-lease of several aircraft which had been off-lease during a portion of the first nine months of 2002. These increases more than offset a decrease in operating lease revenue resulting from lower overall lease rates and aircraft off-lease during 2003. Other income was lower by approximately $4,000 in the nine months ended September 30, 2003 versus the same period in 2002 due to lower interest rates earned on lower cash balances during 2003. Other income was approximately $9,000 higher in the three months ended September 30, 2003 versus the same period in 2002 because of a payment received from a lessee during the third quarter on a note signed during the period.

b.       Expense items

Depreciation was approximately $451,000 and $137,000 higher in the nine months and three months ended September 30, 2003, respectively, versus 2002, as a result of the purchase of two aircraft during the second half of 2002. Management fees, which are calculated on the net book value of the aircraft owned by the Company, were approximately $184,000 and $54,000 higher in the nine months and three months ended September 30, 2003, respectively, versus the same periods in 2002, for the same reason, the effect of which was partially offset by depreciation during the period.

Maintenance expense was approximately $1,883,000 higher in the nine months ended September 30, 2003, compared to 2002, primarily because three aircraft were returned early by a lessee that had been declared in default of its payment obligations under two of its leases. Maintenance expense was approximately $270,000 higher in the three months ended September 30, 2003 compared to 2002, primarily because, during 2002, the Company reversed approximately $214,000 of estimated costs, which had been accrued in the fourth quarter of 2001, related to compensation to a lessee in accordance with the lease return provisions for two aircraft.

Interest expense was approximately $22,000 and $38,000 lower in the nine months and three months ended September 30, 2003, respectively, versus the same period in 2002 because of lower average interest rates during 2003, the effect of which was partially offset by a higher average principal balance.

Bad debt expense was approximately $1,050,000 and $0 in the nine months and three months ended September 30, 2003 versus no such expense in 2002. In June 2003, the Company recorded bad debt expense of approximately $650,000 for all rent and maintenance reserves owed by a lessee, mentioned above, which defaulted on its payment obligations under leases for two aircraft. At the same time, the Company also expensed $150,000, which is the maximum amount that the Company guaranteed under a spare parts lease between the lessee and a third-party maintenance vendor. The Company expensed an additional $250,000 in 2003, related to a portion of the amounts due from another lessee for rent and maintenance necessary to meet the return conditions under its lease. Although the Company holds a security deposit from this lessee, the security deposit is not sufficient to pay the estimated amounts due.

Professional fees and general and administrative expenses were approximately $177,000 and $17,000 higher in the nine months and three months ended September 30, 2003, respectively, versus 2002, primarily due to higher legal expense in connection with aircraft re-leased in late 2002 and in 2003. The Company amortizes such fees over the re-lease term for each aircraft. Legal expense is also higher in 2003 due to fees which would have been amortized over the remaining lease terms of three aircraft, but which were written off in connection with the early return of the aircraft mentioned above. Accounting expense and premiums for aircraft and directors and officers insurance were also higher in 2003.

The Company's effective tax rates in the nine months ended September 30, 2003 and 2002 were approximately 37% and 32%, respectively. The change in rate was primarily a result of the recognition of tax benefits relating to different state tax rates than had been accrued in prior years. Since the Company incurred a loss for the nine month period ended September 30, 2003, the recognition of the tax benefits related to reduced state tax rates increased the Company's tax benefit from the loss and its effective tax rate. In contrast, the Company had income for the nine month period ended September 30, 2002, so that the recognition of tax benefits related to the reduced state tax rates decreased the Company's effective tax rate. For the three month period ending September 30, 2003 and 2002 the Company's effective tax rates were 20% and 29%, respectively. The Company had income for both of these periods, so that recognition of tax benefits related to reduced state tax rates decreased the Company's effective tax rate.

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

In June 2003, the Company reached an agreement with its lenders to accommodate the departure of one of the participating lenders that had decided it no longer wished to participate in aviation finance, and to extend the maturity date of its credit facility from June 28, 2003 until August 28, 2003. The Company made a repayment to reduce total outstanding indebtedness to $39,905,000, which was allocated between the two remaining participants. The credit limit was reduced from $50 million to $40 million for the remaining term. At the same time, the Company reached agreement with its lenders to amend its credit agreement to make certain revisions to the financial covenants relating to net worth and debt coverage ratios and age of aircraft collateral. The amendment also provides for a fixed interest rate margin of 275 basis points.

In August 2003, the Company reached agreement with its lenders to further extend the maturity date of its credit facility from August 28, 2003 to August 31, 2004 and to make additional revisions relating to a requirement for positive quarterly earnings, bank approval of new leases and a net worth ratio. In addition, the facility now bears interest, at the Company's option, at either
(i) prime plus a margin of 50 to 150 basis points or (ii) LIBOR plus a margin of 275 to 375 basis points. Both the prime and LIBOR margins are determined by certain financial ratios.

In accordance with the agreement for the credit facility, the Company must maintain compliance with certain financial covenants. As a result of the substantial net loss incurred during the second quarter of 2003, the Company was out of compliance with a financial ratio covenant on June 30, 2003. The Company obtained a waiver from its banks regarding that covenant. As of September 30, 2003, the Company was in compliance with all covenants, $39,905,000 was outstanding under the credit facility, and interest of $114,420 was accrued. Based on its current projections, the Company believes it will continue to be in compliance with all covenants of its credit facility. See "Factors That May Affect Future Results - 'Credit Facility Obligations' and 'Risks of Debt Financing'," below.

The Company's interest expense in connection with the credit facility generally moves up or down with the prevailing interest rates, as the Company has not entered into any interest rate hedge transactions for the credit facility indebtedness. Because aircraft owners seeking financing generally can obtain financing through either leasing transactions or traditional secured debt financings, prevailing interest rates are a significant factor in determining market lease rates, and market lease rates generally move up or down with prevailing interest rates, assuming supply and demand of the desired equipment remain constant. However, because lease rates for the Company's assets typically are fixed under existing leases, the Company normally does not experience any positive or negative impact in revenue from changes in market lease rates due to interest rate changes until existing leases have terminated.

b.       Special purpose financing

In November 1999, AeroCentury LLC acquired two aircraft using cash and bank financing separate from its credit facility. During 2002, the Company used funds from its credit facility to repay the outstanding bank financing related to both aircraft.

A similar financing for the acquisition of a deHavilland DHC-8 aircraft was concluded in September 2000. This financing involved a note in the amount of $3,575,000, due April 18, 2003, which bore fixed interest at 8.36% through maturity. The note was collateralized by the deHavilland DHC-8 aircraft and was non-recourse to the Company. Payments due under the note consisted of monthly principal and interest and a balloon principal payment due on the maturity date. The Company and the lessee agreed to a short-term extension of the lease through November 15, 2003, with periodic options to terminate it. At the same time, the lender agreed to extend the financing through March 19, 2006, pending the extension of the lease, with borrower prepayment options at June 30, 2003 and November 30, 2003. In August 2003, the Company and the lessee agreed to extend the lease through April 15, 2006, with an option to terminate it in July 2004. In September 2003, the Company and the lender signed an agreement for the extension of the financing. During the term of the extension, payments due under the note consist of monthly principal and interest at the rate of one-month LIBOR plus 3%, with a balloon payment at maturity. The financing also provides for a six month remarketing period at the expiration or earlier termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is due at the end of the six month period. The balance of the note payable at September 30, 2003 was $2,252,410 and interest of $3,090 was accrued. As of September 30, 2003, the Company was in compliance with all covenants of this loan agreement.

c.       Cash flow

The Company's primary source of revenue is lease rentals of its aircraft assets. It is the Company's policy to monitor each lessee's needs in periods before leases are due to expire. If it appears that a customer will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. The goal of this procedure is to help the Company reduce the time that an asset will be "off-lease." The Company's aircraft are subject to leases with varying expiration dates through October 2007.

Management believes that the Company will have adequate cash flow to meet its on-going operational needs, given the varying lease terms and expiration dates for the aircraft in the Company's portfolio as well as the anticipated timing of certain maintenance work to be performed, and the recent renewal of its credit facility.

The Company's cash flow from operations for the nine months ended September 30, 2003 versus the nine months ended September 30, 2002 decreased by approximately $1,538,000. The decrease was due primarily to the effect of the change in net income, deposits, security deposits, and deferred taxes. The effect of these changes was partially offset by the positive effect of the change in accounts receivable, accounts payable and accrued expenses and maintenance deposits and accrued costs. See "Results of Operations," above, for a detailed discussion of revenue and expense items.

The decrease in cash flow used for investing activities from 2002 to 2003 was due primarily to equipment added to aircraft already owned by the Company and the purchase of an aircraft during September 2002, versus no such spending in 2003.

The decrease in cash flow provided by financing activities from year to year was primarily a result of borrowings on the Company's revolving credit facility to fund the Company's aircraft purchase during September 2002 and the repayment of the special purpose asset-based financing of one aircraft.

Outlook

The Company's near-term focus will be increasing its credit facility limit from $40 million to $50 million, which will require the addition of a lender or lenders to the current loan participant group. The Company is in ongoing discussions with the agent bank and a potential participant. Although the process is taking longer than the Company had anticipated, the Company believes that the credit facility will be returned to its $50 million limit in the fourth quarter of 2003.

The default by a Haitian lessee combined with the weak credit position of a Brazilian lessee significantly affected the Company's results for the second quarter. The Company continues to monitor the financial condition of its lessees in order to minimize the likelihood of similar events with other lessees in the near term. In particular, the Company is currently monitoring both the financial position as well as the operations of a lessee of two of its aircraft leased to a startup airline. If the aircraft industry weakens further, this may affect the performance of lessees that currently appear creditworthy. See "Factors that May Affect Future Results - General Economic Conditions," below.

The lease rates for the Company's aircraft continue to be depressed due to the weakened financial condition of the airline industry, and the Company does not foresee a recovery in lease rates in the short term. Therefore, as older leases expire and are replaced by renewals or re-leases to new customers at current market rates, it is likely that overall lease revenues will decline further. In the near term, the Company anticipates that revenue will decrease unless the Company can complete acquisitions of leased assets, which acquisitions will likely only occur after the Company's credit facility is returned to $50 million. See "Factors that May Affect Future Results - Renewal of Credit Facility" below.

The Company continues to review its asset valuations in light of the worldwide economic downturn. Although the Company did not make any valuation adjustments during 2002 or the first nine months of 2003, any future adjustments, if necessary, would negatively affect the Company's financial results and the collateral available for the Company's credit facility. In addition, the Company's periodic review of the adequacy of its maintenance reserves, as well as routine and manufacturer-required maintenance for off-lease aircraft, may result in changes to estimated maintenance expense, further reducing earnings.

The Company anticipates that preparing the two DHC-7 aircraft which were recently returned by the Haitian lessee for a new lessee will require a significant amount of time. Further, the Company believes that the aircraft, once ready, will be relatively difficult to remarket based on prior experience with this type of aircraft. Therefore, the Company anticipates that a substantial amount of time may pass before these DHC-7 aircraft return to revenue-generating status. See "Factors that May Affect Future Results - Repossession of Haitian Lessee Aircraft," below. Because the two DHC-7 aircraft will not be included as eligible collateral under the credit facility as of November 30, 2003, the Company expects to make a principal repayment of approximately $600,000 in November. If the Company is unable to re-lease or sell both DHC-7 aircraft, the Company may be required to make additional principal repayments due to collateral restrictions resulting from the aircraft being removed from the credit facility collateral base and depreciation. Management believes that the Company will have sufficient cash to fund any such repayments.

The former Brazilian lessee of a Fokker 50 aircraft has agreed to deliver a note, with a principal amount equal to the rent and maintenance in excess of the security deposit held by the Company. The required maintenance has been performed and the Company is awaiting the final invoice from the vendor. The Company has recorded an allowance against the estimated amounts receivable and believes that such allowance is adequate to cover any shortfall in payment under the note. The Company expects that the note will be signed in the fourth quarter of 2003.

Factors that May Affect Future Results

Maintenance and Enlargement of the Credit Facility; Term of Credit Facility. As discussed in "Outlook" above, the Company's credit facility has been reduced to $40 million, of which approximately $39,905,000 has been drawn upon. The credit facility is the primary source for the Company's acquisition financing. Thus, a return to the Company's previous credit limit of $50 million, through the addition of a lender, will be critical for the Company to maintain and grow its assets and revenue.

The term of the credit line was extended for a term of one year until August 31, 2004. Therefore, the Company's longer term viability will depend upon its ability to continue renewing the revolving credit facility at its expiration with the existing or replacement lenders, or to refinance the revolving credit facility using equity or alternative debt financing. There is no assurance that the Company will be able to achieve either alternative prior to the currently scheduled expiration of the credit line on August 31, 2004.

Remarketing of Repossessed Dash 7 Aircraft. As discussed in Note 2, the Company has repossessed two deHavilland DHC-7 aircraft from a Haitian lessee. These two aircraft are special purpose aircraft with short take-off and landing abilities, which make them attractive to specific niche operators. Because they have four engines, however, they are relatively more expensive to operate than other two-engine 50-passenger turboprop aircraft and, therefore, unattractive to operators who do not require the aircraft's special characteristics. Thus, it has been the Company's experience that the remarketing period for DHC-7 aircraft may be significantly longer than for other similar turboprop aircraft. Consequently, a significant amount of time may pass before the DHC-7 aircraft begin to generate cash flow and contribute to earnings for the Company either through a re-lease or sale of the aircraft. It is anticipated that the off-lease status of these aircraft will require the Company to make a prepayment under its credit line on November 30, 2003.

Credit Facility Obligations. Because of the off-lease status of two repossessed de Havilland DHC-7 aircraft, the Company anticipates that it will be required to make a repayment on November 30, 2003 of $600,000. The Company believes it will have sufficient cash reserves to make this payment. The Company's belief is based on certain assumptions regarding renewal of existing leases, a lack of extraordinary interest rate increases, no lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that the Company's assumptions will turn out to be correct. If the assumptions do not prove to be true (for example, if an asset in the collateral base unexpectedly goes off-lease for an extended period of time) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to deal with the situation, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with covenants or face default on its credit facility.

Risks of Debt Financing. The Company's use of acquisition financing under its credit facility and its special purpose financings subject the Company to increased risks of leveraging. If, due to a lessee default, the Company is unable to repay the debt secured by the aircraft acquired, then the Company could lose title to the acquired aircraft in a foreclosure proceeding. With respect to the credit facility, the loans are secured by the Company's existing assets as well as the assets acquired with each financing. In addition to payment obligations, the credit facility also requires the Company to comply with certain financial covenants, including a requirement of positive quarterly earnings, interest coverage and net worth ratios. Any default under the credit facility, if not waived by the lenders, could result in foreclosure upon not only the asset acquired using such financing, but also the existing assets of the Company securing the loan.

General Economic Conditions. The Company's business is dependent upon general economic conditions and the strength of the travel and transportation industry. The industry is experiencing a cyclical downturn which began in mid-2001. This downturn was exacerbated by the terrorist attacks of September 11, 2001 and a reduction in airline passenger loads caused by Severe Acute Respiratory Syndrome ("SARS"). As a result, there continues to be an overall severe reduction in air travel and less demand for aircraft capacity by the major air carriers. The duration of the downturn is uncertain.

The Company's lessees and targeted potential lessees have been primarily outside the U.S. If these lessees experience financial difficulties, this could, in turn, affect the Company's financial performance. It appears that the downturn has had an impact on some non-U.S. regional carriers, but it remains to be seen how widespread the impact will be and how severely such carriers will be affected. It is possible that in certain instances, current economic circumstances may favor the Company, in that planned aircraft replacements for the Company's leased aircraft by its lessees may be cancelled or postponed, resulting in greater likelihood of renewals by existing lessees. Further, demand for more economically operated turboprop aircraft, which make up the Company's portfolio, relative to the more expensive new regional jets, may increase (see "Leasing Risks" below). However, there can be no assurance that the Company will realize any increase in renewals of existing leases or experience an increase in demand for turboprop aircraft.

Since regional carriers are generally not as well-capitalized as major air carriers, the downturn may result in the increased possibility of an economic failure of one or more of the Company's lessees. The combined effect of decreased air travel, further weakening of the industry as a result of subsequent threats of attacks similar to the September 11 events, an increase in the price of jet fuel and increased costs and reduced operations by air carriers due to new security directives, depending on their scope and duration, could have a material adverse impact on the Company's lessees and thus the Company's results.

At this time, in response to lower passenger loads, many carriers have reduced capacity, and as a result there has been a reduced demand for aircraft and a corresponding decrease in market lease rental rates. This reduced market value for aircraft could affect the Company's results if the market value of an asset or assets in the Company's aircraft portfolio falls below book value, and the Company determines that a write-down of the value on the Company's book is appropriate. Furthermore, as older leases expire and are replaced by lease renewals or re-leases at current depressed rates, the lease revenue of the Company on its existing portfolio is likely to decline, with the magnitude of the decline dependent on the length of the downturn and the depth of the decline in market rents.

All of the Company's current credit facility indebtedness carries a floating interest rate based upon either the lender's prime rate or a floating LIBOR rate. Interest rates are currently at historically low levels and this has partially offset the effect of falling market lease rates. However, if interest rates rise, and lease rates do not increase at the same time, the Company would experience lower net revenues. If the interest rate increase were great enough, the Company may not be able to cover its interest expense with lease revenue.

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

Lessee Credit Risk. If a customer defaults upon its lease obligations, the Company may be limited in its ability to enforce remedies. Most of the Company's lessees are small regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company's inability to collect rent under a lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company's revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, Section 1110 of the Bankruptcy Code would automatically prevent the Company from exercising any remedies for a period of 60 days. After the 60-day period has passed, the lessee must agree to perform the obligations and cure any defaults, or the Company will have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant recent litigation, however, and it is possible that the Company's enforcement rights may be further adversely affected by a declaration of bankruptcy by a defaulting lessee.

Risks Related to Regional Air Carriers. Because the Company has concentrated its existing leases and intends to concentrate on future leases to regional air carriers, it is subject to certain risks. Some of the lessees in the regional air carrier market are companies that are start-up, low capital, low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. These types of lessees result in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy. The Company evaluates the credit risk of each lessee carefully, and attempts to obtain a third party guaranty, letters of credit or other credit enhancements, if it deems them necessary. There is no assurance, however, that such enhancements will be available or that if obtained they will fully protect the Company from losses resulting from a lessee default or bankruptcy. Also, a significant area of growth of this market is in areas outside of the United States, where collection and enforcement are often more difficult and complicated than in the United States.

Reliance on JMC. All management of the Company is performed by JMC under a management agreement which is in the seventh year of a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Company's Board of Directors has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. While JMC may not owe any fiduciary duties to the Company by virtue of the management agreement, the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices with the Company. In addition, certain officers of the Company hold significant ownership positions in JHC and the Company.

The JMC management agreement may be terminated if JMC defaults on its obligations to the Company. However, the agreement provides for liquidated damages in the event of its wrongful termination by the Company. All of the officers of JMC are also officers of the Company, and certain directors of the Company are also directors of JMC. Consequently, the directors and officers of JMC may have a conflict of interest in the event of a dispute between the Company and JMC. Although the Company has taken steps to prevent conflicts of interest arising from such dual roles, such conflicts may still occur.

JMC has acted as management company for two other aircraft portfolio owners, JetFleet III, which raised approximately $13,000,000 from investors, and AeroCentury IV, Inc. ("AeroCentury IV"), which raised approximately $5,000,000 from investors. AeroCentury IV is in its liquidation phase. In the first quarter of 2002, AeroCentury IV defaulted on certain obligations to noteholders. In June 2002, the indenture trustee for AeroCentury IV's noteholders repossessed AeroCentury IV's assets and took over management of AeroCentury IV's remaining assets.

Ownership Risks. Most of the Company's portfolio is leased under operating leases, where the terms of the leases are less than the entire anticipated useful life of an asset. The Company's ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the Company's ability to profitably re-lease or sell the asset after the expiration of the initial lease term. Some of the factors that have an impact on the Company's ability to re-lease or sell include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset's use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments which cause the asset to become obsolete. In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in serviceable condition as required under the lease. If the Company is unable to remarket its aircraft equipment on favorable terms when the operating lease for such equipment expires, the Company's business, financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

International Risks. The Company has focused on leases in overseas markets, which the Company believes present opportunities. Leases with foreign lessees, however, may present somewhat different credit risks than those with domestic lessees.

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights than those which apply in the United States. The Company could experience collection problems related to the enforcement of its lease agreements under foreign local laws and the remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code do not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a central registration or recording system with which to locally establish the Company's interest in equipment and related leases. This could make it more difficult for the Company to recover an aircraft in the event of a default by a foreign lessee.

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

Competition. The aircraft leasing industry is highly competitive. The Company competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources and more experience than the Company. However, the Company believes that it is competitive because of JMC's experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers. This market segment, which is characterized by transaction sizes of less than $10 million and lessee credits that may be strong, but are generally unrated, is not well served by the Company's larger competitors in the aircraft industry. JMC has developed a reputation as a global participant in this segment of the market, and the Company believes that JMC's reputation will benefit the Company. There is, however, no assurance that the lack of significant competition from the larger aircraft leasing companies will continue or that the reputation of JMC will continue to be strong in this market segment.

Casualties, Insurance Coverage. The Company, as owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets. As a triple net lessor, the Company is generally protected against such claims, since the lessee would be responsible for, insure against and indemnify the Company for, such claims. Further, some protection may be provided by the United States Aviation Act with respect to the Company's aircraft assets. It is, however, not clear to what extent such statutory protection would be available to the Company and the United States Aviation Act may not apply to aircraft operated in foreign countries. Also, although the Company's leases generally require a lessee to insure against likely risks, there may be certain cases where the loss is not entirely covered by the lessee or its insurance. Though this is a remote possibility, an uninsured loss with respect to the equipment, or an insured loss for which insurance proceeds are inadequate, would result in a possible loss of invested capital in and any profits anticipated from, such equipment, as well as a potential claim directly against the Company.

Possible Volatility of Stock Price. The market price of the Company's common stock could be subject to fluctuations in response to the Company's operating results, changes in general conditions in the economy, the financial markets, the airline industry, changes in accounting principles or tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, some of which may be unrelated to the Company's performance. Also, because the Company has a relatively small capitalization of approximately 1.5 million shares, there is a correspondingly limited amount of trading of the Company's shares. Consequently, a single or small number of trades could result in a market fluctuation not related to any business or financial development concerning the Company.

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

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company's transactions are properly authorized; (2) the Company's assets are safeguarded against unauthorized or improper use; and (3) the Company's transactions are properly recorded and reported, all to permit the preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Conclusions. Based upon the Controls Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that the Company's Internal Controls are effective to provide reasonable assurance that the Company's consolidated financial statements are fairly presented in conformity with generally accepted accounting principles.

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



* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission ("SEC").
----------

 (b)     Reports on Form 8-K.

The Company filed a Report on Form 8-K disclosing the Third Amendment to Revolving Credit Agreement on July 1, 2003.

The Company furnished a Report on Form 8-K disclosing Second Quarter 2003 Results on July 29, 2003.

The Company filed a Report on Form 8-K disclosing the Fourth Amendment to Revolving Credit Agreement on August 29, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AEROCENTURY CORP.


Date:    November 13, 2003             By:    /s/ Toni M. Perazzo
                                              -------------------------------
                                              Toni M. Perazzo

                                       Title: Senior Vice President-Finance and
                                              Chief Financial Officer