Form 10KSB
period 2003-12-31
AEROCENTURY CORP
filed 2004-03-26
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)

[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

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

Revenues for the Issuer's most recent fiscal year:  $8,909,510

On March 25, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the average of bid and asked price as of March 25, 2004) was $3,759,367.

As of March 25, 2004, the Issuer had 1,543,257 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                               -----     -----

Indicate by check mark whether the Issuer is an accelerated filer (as defined in
Rule 12b-2 of the Act): Yes       No   X
                            -----    -----

Documents Incorporated by Reference: Part III of this Report on Form 10-KSB incorporates information by reference from the Registrant's Proxy Statement for its 2004 Annual Meeting to be filed on or about March 29, 2004.

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

Forward-looking statements include: (i) in item 1 "Description of Business -- Business of the Company," statements regarding the Company's intent to achieve its business objective by reinvesting cash flow and obtaining short-term and long-term debt and/or equity financing; the Company's belief that it can purchase assets at an appropriate price and maintain an acceptable overall on-lease rate for the Company's assets; the Company's belief that it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies; (ii) in item 1 "Description of Business - Working Capital Needs," statements regarding the Company's belief that it has sufficient cash to fund expenses and provide excess cash flow; the Company's expectation that it will be able to extend its credit facility at market terms; (iii) in item 1 "Description of Business -- Competition," statements regarding the Company's belief that it has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by the regional air carrier market; the Company's belief that that the Company also has a competitive advantage because JMC has developed a reputation as a global participant in the aircraft leasing market (iv) in Item 5 "Market for Common Equity, Related Stockholder matters and Small Business Issuer Purchases of Equity Securities," the Company's intention to refrain from declaring dividends in the foreseeable future, in order to reinvest earnings into acquisition of additional assets; (v) in Item 6 "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources," statements regarding the Company's belief that it will continue to be in compliance with all covenants of its credit facility; the Company's belief that the Company will have adequate cash flow to meet its on-going operational needs, including required repayments under the credit facility; the Company's expectation regarding increased accounting fees in 2004;
(vi) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements regarding the Company's anticipation that revenue will decrease unless the Company can complete acquisition of leased assets; the Company's belief that its DHC-7 aircraft will be relatively difficult to remarket; the Company's belief that it will have sufficient cash to fund any required repayments; the Company's expectation that a note from a Brazilian former lessee will be signed in the first half of this year; (vii) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," statements regarding the Company's belief that it will have sufficient cash funds to make any payment that arises due to the remarketing of assets that are to come off lease in the near term; the Company's anticipated acquisition of primarily used aircraft; the opportunities available in overseas markets; and (viii) in Item 7 -- Financial Statements, statements regarding the Company's expectation regarding acquisition of four Fokker 50 aircraft to one of the Company's existing customers; the Company's expectation regarding the execution of a note from a former Brazilian lessee.

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

The business of the Company is managed by JetFleet Management Corp. ("JMC"), pursuant to a management agreement between the Company and JMC, which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company.

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

The Company acquires additional assets in one of three ways. The Company may purchase an asset already subject to a lease and assume the rights of the seller, as lessor under the existing lease. In addition the Company may purchase an asset, usually from an air carrier, and lease it back to the seller. Finally, the Company may purchase an asset from a seller and then immediately enter into a new lease for the aircraft with a third party lessee. In this last case, the Company does not purchase an asset unless a potential lessee has been identified and has committed to lease the aircraft.

The Company generally targets used regional aircraft and engines with purchase prices between $1 million and $10 million, and lease terms less than five years. In determining assets for acquisition, the Company evaluates, among other things, the type of asset, its current price and projected future value, its versatility or specialized uses, the current and projected future availability of and demand for that asset, and the type and number of future potential lessees. Because JMC has extensive experience in purchasing, leasing and selling used regional aircraft, the Company believes it can purchase these assets at an appropriate price and maintain an acceptable overall on-lease rate for the Company's assets.

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

When considering whether to accept transactions with a lessee, the Company examines the creditworthiness of the lessee, its short- and long-term growth prospects, its financial status and backing, the impact of pending governmental regulation or de-regulation of the lessee's market, all of which are weighed in determining the lease rate that is offered to the lessee. In addition, where applicable, it is the Company's policy to monitor the lessee's business and financial performance closely throughout the term of the lease, and if requested, provide assistance drawn from the experience of the Company's management in many areas of the air carrier industry. Because of its "hands-on" approach to portfolio management, the Company believes it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies.

Working Capital Needs

The Company's portfolio of assets has historically generated revenues which have more than covered the Company's cash expenses, which consist mainly of maintenance expense, financing interest payments, management fees, professional fees and insurance.

The Company's management fees are based upon the size of the asset pool. The majority of the maintenance expense incurred by the Company during 2003 was either paid in cash during the year or will be paid during 2004. As the Company has continued to use acquisition debt financing under its revolving credit facility, which expires on August 31, 2004, interest expense has become an increasingly larger portion of the Company's expenses. However, each advance on the credit facility funds the acquisition of an asset subject to a lease, and the lease revenue expected to be received with respect to the asset is greater than the incremental increase in required interest payments arising from such advance. Professional fees are paid to third parties for expenses not covered by JMC under the Management Agreement. Insurance expense represents amounts paid for directors and officers insurance, as well as aircraft insurance for periods when an aircraft is off lease. So long as the Company succeeds in keeping the majority of its assets on lease and interest rates do not rise significantly and rapidly, the Company's cash flow should be sufficient to cover maintenance expenses, interest expense, management fees, professional fees and insurance and provide excess cash flow. This, of course, is dependent upon the Company being able to extend its credit facility beyond the August 31, 2004 expiration. The Company expects to be able to obtain such facility at market terms.

Competition

The Company competes for customers, generally regional commercial aircraft operators that are seeking to lease aircraft under an operating lease, with other leasing companies, banks, financial institutions, and aircraft leasing partnerships. Management believes that competition may increase if competitors who have traditionally neglected the regional air carrier market begin to focus on that market. Because competition is largely based on price and lease terms, the entry of new competitors into the market, particularly those with greater access to capital markets than the Company, could lead to fewer acquisition opportunities for the Company and/or lease terms less favorable to the Company on new acquisitions as well as renewals of existing leases or new leases of existing aircraft, all of which could lead to lower revenues for the Company.

The Company, however, believes that it has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by the regional air carrier market. Management believes that the Company also has a competitive advantage because JMC has developed a reputation as a global participant in the aircraft leasing market.

Dependence on Significant Customers

For the year ended December 31, 2003, the Company had two significant customers, which accounted for 22% and 11%, respectively, of lease revenue. The Company is negotiating the purchase of four aircraft which are on lease to a lessee of two of the Company's aircraft. Assuming that the transaction is completed, the Company would, therefore, have six aircraft on lease to this lessee, resulting in a third significant customer and an increased dependence of credit risk with respect to the lessee. Concentration of credit risk with respect to lease receivables will diminish in the future if the Company is able to lease additional assets or re-lease assets currently on lease to significant customers to new customers.

Employees

Under the Company's management contract with JMC, JMC is responsible for all administration and management of the Company. Consequently, the Company does not have any employees.

Item 2.           Description of Property.

As of December 31, 2003, the Company did not own or lease any real property, plant or materially important physical properties. The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010. However, since the Company has no employees and the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JMC, all office facilities are provided by JMC.

At December 31, 2003, the Company owned five deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, two Shorts SD 3-60s, six Fokker 50s, two Saab 340As and 26 turboprop engines.

Item 3.           Legal Proceedings.

The Company is not involved in any material legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

                                                                PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The shares of the Company's Common Stock are traded on the American Stock Exchange ("AMEX") under the symbol "ACY."

Market Information

The Company's Common Stock has been traded on the AMEX since January 16, 1998. The following table sets forth the high and low sales prices reported on the AMEX for the Company's Common Stock for the periods indicated:

                 Period                       High        Low
------------------------------------------ ----------- ----------

Fiscal year ended December 31, 2003:
     Fourth Quarter ...................    $3.57       $2.90
     Third Quarter.....................     4.95        2.99
     Second Quarter....................     5.45        2.80
     First Quarter.....................     3.50        2.57
Fiscal year ended December 31, 2002:
     Fourth Quarter....................     4.05        3.25
     Third Quarter.....................     4.30        3.70
     Second Quarter....................     5.35        3.95
     First Quarter.....................     4.97        3.85

On March 25, 2004, the closing stock sale price on the AMEX was $3.10 per share.

Number of Security Holders

According to the Company's transfer agent, the Company had approximately 1,800 stockholders of record as of March 25, 2004. Because many shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Overview

The Company is a lessor of turboprop aircraft and engines which are used by customers pursuant to triple net operating leases. The acquisition of such equipment is generally made using debt financing. The Company's profitability and cash flow are dependent in large part upon its ability to acquire equipment, obtain and maintain favorable lease rates on such equipment, and re-lease owned equipment that comes off lease. The Company is subject to the credit risk of its lessees, both as to collection of rent and to performance by the lessees of obligations for maintaining the aircraft. Since lease rates for an asset in the Company's portfolio generally decline as the asset ages, the Company's ability to maintain the Company's revenue and earnings over the medium and long term will be dependent upon the Company's ability to grow its asset portfolio.

The Company's principal expenditures are for interest costs on its financing, management fees, and maintenance of its aircraft assets.

The most significant non-cash expenses include accruals of maintenance costs to be borne by the Company and aircraft depreciation, both of which are the result of significant estimates. Maintenance expenses are estimated and accrued based upon utilization of the aircraft. Depreciation is recognized based upon the estimated residual value of the aircraft at the end of their estimated lives. Deviation from these estimates could have substantial effect on the Company's cash flow and profitability.

Critical Accounting Policies

In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified the most critical accounting policies upon which its financial status depends. It determined the critical policies by considering those that involve the most complex or subjective decisions or assessments. The Company identified these policies to be those related to lease rental revenue recognition, depreciation policies, valuation of aircraft and maintenance reserves and accrued costs.

a.       Use of Estimates

In preparing its financial statements, as well as in evaluating future cash flow, the Company makes significant estimates, including the residual values of the aircraft, the useful lives of the aircraft, the amount and timing of cash flow associated with each aircraft that are used to evaluate impairment, if any, accrued maintenance costs in excess of amounts received from lessees, and amounts recorded as bad debt allowances. Actual results will likely vary from estimates.

Historically, the Company has realized at least its carrying value on the sale of any asset. However, in 2000, the Company recognized an impairment on two of its assets as a result of third party valuations.

With respect to estimated maintenance costs, the Company has found its accruals to be generally accurate, except as follows: (1) a circumstance in 2003 where a defaulted lessee failed to perform substantial maintenance required under the lease and (2)in 2001, the Company accrued an estimate related to compensation to be paid to the lessee of two aircraft, based on the maintenance-related return provisions of the leases. In the latter circumstance, the two aircraft were returned in 2002, at which time the final amount of compensation was determined. The Company reversed approximately $214,000 of its accrual, which represented the amount of the Company's estimate in excess of the final amount. The Company continually evaluates both short and long term maintenance expected to be required for each of its aircraft, including the estimated cost thereof, and compares it to the maintenance reserves established for each aircraft.

b.       Revenue Recognition

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. If the Company deems a portion of operating lease revenue as potentially uncollectible, the Company records an allowance for doubtful accounts.

c.       Depreciation Policies

The Company's interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs. Depreciation is computed using the straight-line method over the aircraft's estimated economic life (generally assumed to be twelve years from the date of acquisition), to an estimated residual value based on appraisal.

d.       Impairment of Long-lived Assets

The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Such review necessitates estimates of current market values, residual values and component values. The estimates are based on currently available market data and third-party appraisals and are subject to fluctuation from time to time. The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur.

e.       Maintenance Reserves and Accrued Costs

Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for each of its aircraft for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease, as well as the condition of the aircraft upon return or inspection. As a result of such review, if it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed.

Results of Operations

a.       Revenues

Operating lease revenue was approximately $73,000 higher in 2003 versus 2002, primarily because of lease revenue from aircraft purchased during the second half of 2002 and the re-lease of several aircraft which had been off-lease during a portion of 2002. These increases totaling approximately $1,865,000 more than offset a decrease in operating lease revenue of approximately $1,792,000 resulting from both lower average lease rates and aircraft off-lease during 2003. Other income was approximately $23,000 higher in 2003 versus 2002 because of note payments received from a former lessee on a fully reserved note.

b.       Expense items

Depreciation was approximately $509,000 higher in 2003 versus 2002, as a result of the purchase of two aircraft during the second half of 2002. Management fees, which are calculated on the net book value of the aircraft owned by the Company, were approximately $185,000 higher in 2003 versus 2002 for the same reason, the effect of which was partially offset by depreciation in 2003.

Maintenance expense was approximately $1,849,000 higher in 2003 compared to 2002, primarily because three aircraft, which had been returned early by a lessee declared in default of its payment obligations under two of its leases, had not been maintained in accordance with lease provisions.

Interest expense was approximately $28,000 lower in 2003 versus 2002 because of lower average interest rates during 2003, the effect of which was partially offset by a higher average principal balance.

Bad debt expense was approximately $900,000 in 2003 versus no such expense in 2002. During 2003, the Company recorded bad debt expense of approximately $650,000 for all rent and maintenance reserves owed by a lessee which defaulted on its payment obligations under leases for two aircraft. The Company also expensed $250,000 to establish an allowance related to amounts due from another lessee for rent and maintenance necessary to meet the return conditions under its lease.

Professional fees and general and administrative expenses were approximately $200,000 higher in 2003, versus 2002, primarily due to higher legal expense in connection with aircraft re-leased in late 2002 and in 2003, as well as higher accounting expense. The Company amortizes such legal fees over the re-lease term for each aircraft. Legal expense was also higher in 2003 due to fees which would have been amortized over the remaining lease terms of three aircraft, but which were written off in connection with the early return of the aircraft by the lessee, which had been declared in default.

Insurance expense was approximately $100,000 higher in 2003 versus 2002 primarily because of higher premium rates for both aircraft and directors and officers insurance.

The Company's effective tax rates in 2003 and 2002 were approximately 37% and 32%, respectively. The change in rate was primarily a result of the recognition of tax benefits relating to different state tax rates than had been accrued in prior years. Since the Company incurred a loss for the year ended December 31, 2003, the recognition of the tax benefits related to reduced state tax rates increased the Company's tax benefit from the loss and its effective tax rate. In contrast, the Company had income for the year ended December 31, 2002, so that the recognition of tax benefits related to the reduced state tax rates decreased the Company's effective tax rate.

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

In August 2003, the Company reached agreement with its lenders to further extend the maturity date of its credit facility from August 28, 2003 to August 31, 2004 and to make additional revisions relating to a requirement for positive quarterly earnings, bank approval of new leases and a net worth ratio. In addition, the facility was changed to bear interest, at the Company's option, at either (i) prime plus a margin of 50 to 150 basis points or (ii) LIBOR plus a margin of 275 to 375 basis points. Both the prime and LIBOR margins are determined by certain financial ratios.

In January 2004, a new bank was added to the Company's credit facility participant group. The new participant has agreed to finance $10 million and, therefore, the Company's credit facility limit has been returned to $50 million, of which the Company has available approximately $12 million, but which is subject to collateral restrictions.

In accordance with the agreement for the credit facility, the Company must maintain compliance with certain financial covenants. As a result of the substantial net loss incurred during the second quarter of 2003, the Company was out of compliance with a financial ratio covenant on June 30, 2003. The Company obtained a waiver from its banks regarding that covenant. As of December 31, 2003, the Company was in compliance with all covenants, $39,155,000 was outstanding under the credit facility, and interest of $153,830 was accrued. Based on its current projections, the Company believes it will continue to be in compliance with all covenants of its credit facility. See "Factors That May Affect Future Results - 'Credit Facility Obligations' and 'Risks of Debt Financing'," below.

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

A similar financing for the acquisition of a deHavilland DHC-8 aircraft using a wholly owned subsidiary LLC, AeroCentury Investments II LLC, was executed in September 2000. This financing involved a note in the amount of $3,575,000, due April 18, 2003, which bore fixed interest at 8.36% through maturity. The note was collateralized by the deHavilland DHC-8 aircraft and was non-recourse to the Company. Payments due under the note consisted of monthly principal and interest and a balloon principal payment due on the maturity date. The Company and the lessee agreed to a short-term extension of the lease through November 15, 2003, with periodic options to terminate it. At the same time, the lender agreed to extend the financing through March 19, 2006, pending the extension of the lease, with borrower prepayment options at June 30, 2003 and November 30, 2003. During the third quarter of 2003, the Company and the lessee agreed to extend the lease through April 15, 2006, and the lender extended the financing. During the term of the extension, payments due under the note consist of monthly principal and interest at the rate of one-month LIBOR plus 3%, with a balloon payment at maturity. The financing also provides for a six month remarketing period at the expiration or earlier termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is due at the end of the six month period. The balance of the note payable at December 31, 2003 was $2,180,600 and interest of $3,770 was accrued. As of December 31, 2003, the Company was in compliance with all covenants of this loan agreement.

The availability of special purpose financing in the future will depend on several factors including (1) the availability of funds to be used for the equity portion of the financing, (2) the type of asset being financed and (3) the creditworthiness of the underlying lessee. The availability of funds for the equity portion of the financing will be dependent on the Company's cash flow, as discussed in "Cash Flow," below.

c.       Cash flow

The Company's primary source of revenue is lease rentals of its aircraft assets. It is the Company's policy to monitor each lessee's needs in periods before leases are due to expire. If it appears that a customer will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. The goal of this procedure is to reduce the time that an asset will be "off-lease." The Company's aircraft are subject to leases with varying expiration dates through October 2007.

Management believes that the Company will have adequate cash flow to meet its on-going operational needs, including required repayments under its credit facility, based upon (i) its estimates of future revenues and expenditures and
(ii) the expectation that the credit facility will be renewed on or before expiration. The Company's expectations concerning such cash flows are based on existing lease terms and rents, as well as numerous estimates, including (1) rents on assets to be re-leased, (2) sale proceeds of certain assets currently under lease, (3) the cost and anticipated timing of maintenance to be performed and (4) acquisition of additional aircraft and the lease thereof at favorable lease terms. While the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions. Among the more significant external factors outside the Company's control that could have an impact on the accuracy of cash flow assumptions are (i) lessee non-performance or non-compliance with lease obligations (which may affect credit line collateral limitations as well as revenue and expenses) and (ii) an unexpected deterioration of demand for aircraft equipment beyond what the Company has assumed.

(i)      Operating activities

The Company's cash flow from operations for the year ended December 31, 2003 versus 2002 decreased by approximately $103,000. The change in cash flow is a result of changes in several cash flow items during the year, including principally the following:

         Lease rents, maintenance reserves and security deposits

Lease rental collections were approximately $780,000 higher in 2003 than in 2002, reflecting both increased lease revenue resulting from aircraft purchased during 2002 and the re-lease of several aircraft that had been off lease, offset by lower average lease rates and different aircraft off lease in 2003. Cash flow also reflects the collection of amounts outstanding at the end of 2002, as reflected in the lower receivables at the end of 2003 as compared to 2002. It is expected that rental rates on aircraft to be re-leased will continue to decline, so that, absent additional acquisitions by the Company, lease rentals can be expected to decline over the long term.

Additionally, payments received from lessees for maintenance reserves increased by approximately $1,780,000 in 2003 versus 2002, reflecting principally an increase in aircraft that are owned and on lease by the Company.

These increased cash flows were offset by a reduction in security deposits held by the Company, resulting in a reduced cash flow of approximately $1,360,000, as a result of the refund of security deposits at lease end or the application of deposits to amounts owed by lessees in 2003.

         Expenditures for maintenance

Expenditures for maintenance were approximately $70,000 more in 2003 than in 2002. A substantial portion of the costs accrued during 2003 in connection with the return of three aircraft from a lessee declared in default of its obligations are to be paid during 2004; as such, it is likely that expenditures for maintenance will be at least as high in 2004 as in 2003.

         Expenditures for interest

Expenditures for interest expense increased by approximately $320,000 for 2003 versus 2002. Although interest rates declined generally from 2002 to 2003, the increased payment was a result of the Company having higher accrued interest at the end of 2002 versus 2003, which amount was paid during 2003. Interest expenditures in future periods will be a product of prevailing interest rates and the outstanding principal balance on financings, which may be influenced by future acquisitions and/or required repayments resulting from changes in the collateral base.

         Management fees

Expenditures for management fees, which are calculated on the net book value of the aircraft owned by the Company, were approximately $210,000 higher in 2003 than in 2002, as a result of additional aircraft purchased in 2002, which effect was partially offset by depreciation in 2003.

         Professional fees and general and administrative

Expenditures for professional fees were approximately $200,000 higher during 2003 as compared to 2002, principally as a result of higher legal expense related to aircraft re-leased in late 2002 and 2003, as well as higher accounting expense. It is expected that accounting fees will be higher in 2004 than in 2003.

         Income taxes

Current income tax payments increased by approximately $120,000, as a result of increased taxable income, largely resulting from additional lease revenue during 2003 as compared to 2002 as a result of the acquisition of additional aircraft during 2002 and of off-lease aircraft being re-leased. This was partially offset by reduced lease revenue from aircraft coming off lease and from increased depreciation deductions on aircraft acquired in 2002, as well as related expenses (such as the management fee).

(ii)     Investing activities

The decrease in cash flow used for investing activities from 2002 to 2003 was primarily because there were no aircraft acquisitions during 2003 compared to two acquisitions in 2002.

(iii)    Financing activities

The decrease in cash flow provided by financing activities from year to year was primarily because, although the Company repaid a portion of its notes payable in both years, the Company did not borrow on its revolving credit facility during 2003 as it did in 2002 for several acquisitions and refinancings.

Outlook

The default by a lessee of three aircraft combined with the weak credit position of a Brazilian lessee significantly affected the Company's results for 2003. The Company continues to monitor the financial condition of its lessees in order to minimize the likelihood of similar events with other lessees. In particular, the Company is currently monitoring both the financial position as well as the operations of a startup airline which leases two of its aircraft. In addition, if the aircraft industry weakens further, this may affect the performance of lessees that currently appear creditworthy. See "Factors that May Affect Future Results - General Economic Conditions," below.

The lease rates for the Company's aircraft continue to be depressed due to the weakened financial condition of the airline industry, and the Company does not foresee a recovery in lease rates in the short term. Therefore, as older leases expire and are replaced by renewals or re-leases to new customers at current market rates, it is likely that average lease revenues will decline further. In the near term, the Company anticipates that revenue will decrease unless the Company can complete acquisitions of leased assets.

The Company continues to review its asset valuations in light of the worldwide economic downturn. Although the Company did not make any valuation adjustments during 2002 or 2003, any future adjustments, if necessary, would negatively affect the Company's financial results and the collateral available for the Company's credit facility. In addition, the Company's periodic review of the adequacy of its maintenance reserves, as well as routine and manufacturer-required maintenance for any off-lease aircraft, may result in changes to estimated maintenance expense, further reducing earnings.

Maintenance on one of the three aircraft which were returned early by a defaulted lessee was completed and the aircraft was delivered to a new lessee in the first quarter of 2004. Maintenance on the other two assets, both of which are DHC-7 aircraft, has begun and is expected to be complete in the first and second quarters of 2004. The Company believes that the aircraft, once ready, will be relatively difficult to remarket based on prior experience with this type of aircraft. Therefore, the Company anticipates that a substantial amount of time may pass before these DHC-7 aircraft return to revenue-generating status. See "Factors that May Affect Future Results - Remarketing of Repossessed Dash 7 Aircraft," below.

As a result of depreciation and collateral restrictions of aircraft leases set to expire in 2004, the Company may be required to make principal repayments under its credit facility. A focus of the Company, therefore, will be on re-leasing aircraft that come off lease. Management believes that the Company will have sufficient cash to fund any required repayments.

The former Brazilian lessee of a Fokker 50 aircraft has agreed to deliver a note, with a principal amount equal to the rent and maintenance in excess of the security deposit held by the Company. The required maintenance has been performed and the Company has determined that the amount of the note will be approximately $600,000. The Company has recorded a $250,000 allowance against the estimated amount receivable and believes this allowance is adequate to cover any shortfall in payment under the note. The Company expects that the note will be signed in the first half of 2004.

Factors that May Affect Future Results

Term of Credit Facility. As discussed in "Outlook" above, the term of the credit facility was extended for one year, until August 31, 2004. The Company's longer term viability will depend upon its ability to continue renewing the revolving credit facility at its expiration with the existing or replacement lenders, or to refinance the revolving credit facility using equity or alternative debt financing. There is no assurance that the Company will be able to achieve either alternative prior to the currently scheduled expiration of the credit line on August 31, 2004.

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

Remarketing of Repossessed Dash 7 Aircraft. In 2003, the Company repossessed two deHavilland DHC-7 aircraft from a Haitian lessee. These two aircraft are special purpose aircraft with short take-off and landing abilities, which make them attractive to specific niche operators. Because they have four engines, however, they are relatively more expensive to operate than two- engine 50-passenger turboprop aircraft and, therefore, unattractive to operators who do not require the aircraft's special characteristics. Thus, it has been the Company's experience that the remarketing period for DHC-7 aircraft may be significantly longer than for other similar turboprop aircraft. Consequently, a significant amount of time may pass before the DHC-7 aircraft begin to generate cash flow and contribute to earnings for the Company either through a re-lease or sale of the aircraft.

Credit Facility Obligations. The Company is obligated to make repayment of principal under the credit facility in order to maintain certain debt ratios with respect to its assets in the collateral pool. Assets that come off lease and remain off-lease for a period of time are removed from the collateral pool. The Company believes it will have sufficient cash funds to make any payment that arises due to the remarketing of assets that are to come off lease in the near term. The Company's belief is based on certain assumptions regarding renewal of existing leases, a lack of extraordinary interest rate increases, no lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that the Company's assumptions will turn out to be correct. If the assumptions do not prove to be true (for example, if an asset in the collateral base unexpectedly goes off-lease for an extended period of time) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to deal with the situation, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with covenants or face default on its credit facility.

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

In the first quarter of 2002, AeroCentury IV defaulted on certain obligations to noteholders. In June 2002, the indenture trustee for AeroCentury IV's noteholders repossessed AeroCentury IV's assets and took over management of AeroCentury IV's remaining assets. JetFleet III anticipates that it will default on its Bond obligation of $11,076,350 on the April 30, 2004 maturity date. JetFleet III has disclosed that it is currently seeking purchasers for its aircraft, and anticipates that the indenture trustee for JetFleet III bondholders will repossess JetFleet III's unsold assets immediately after the maturity date.

Ownership Risks. Most of the Company's portfolio is leased under operating leases, where the terms of the leases are less than the entire anticipated useful life of an asset. The Company's ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the Company's ability to profitably re-lease or sell the asset after the expiration of the initial lease term. Some of the factors that have an impact on the Company's ability to re-lease or sell include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset's use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments which cause the asset to become obsolete. In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in serviceable condition as required under the lease. If the Company is unable to remarket its aircraft equipment on favorable terms when the operating leases for such equipment expire, the Company's business, financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

Furthermore, during the ownership of an asset, an asset impairment charge against the Company's earnings may result from the occurrence of unexpected adverse changes that impact the Company's estimates of expected cash flows generated from such asset. The Company periodically reviews long-term assets for impairments, in particular, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds its fair value. The Company may be required to recognize asset impairment charges in the future as a result of the continued weak economic environment, challenging market conditions in the airline industry or events related to particular lessees, assets or asset types.

International Risks. The Company has focused on leases in overseas markets, which the Company believes present opportunities. Leases with foreign lessees, however, may present somewhat different credit risks than those with domestic lessees.

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights than those which apply in the United States. The Company could experience collection or repossession problems related to the enforcement of its lease agreements under foreign local laws and the remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code do not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a central registration or recording system with which to locally establish the Company's interest in equipment and related leases. This could make it more difficult for the Company to recover an aircraft in the event of a default by a foreign lessee.

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

Casualties, Insurance Coverage. The Company, as owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets. As a triple net lessor, the Company is generally protected against such claims, since the lessee would be responsible for, insure against and indemnify the Company for, such claims. Further, some protection may be provided by the United States Aviation Act with respect to the Company's aircraft assets. It is, however, not clear to what extent such statutory protection would be available to the Company, and the United States Aviation Act may not apply to aircraft operated in foreign countries. Also, although the Company's leases generally require a lessee to insure against likely risks, there may be certain cases where the loss is not entirely covered by the lessee or its insurance. Though this is a remote possibility, an uninsured loss with respect to the equipment, or an insured loss for which insurance proceeds are inadequate, would result in a possible loss of invested capital in and any profits anticipated from, such equipment, as well as a potential claim directly against the Company.

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

Item 7.           Financial Statements.

(a)               Financial Statements and Schedules

         (1) Financial statements for the Company:

                  Report of Independent Auditors, PricewaterhouseCoopers LLP Consolidated Balance Sheet as of December 31, 2003 Consolidated Statements of Operations for the Years Ended
                     December 31, 2003 and 2002
                  Consolidated Statements of Stockholders' Equity for the Years
                     Ended December 31, 2003 and 2002
                  Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 2003 and 2002
                  Notes to Financial Statements

         (2) Schedules:

                  All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

                 Report of Independent Auditors




To the Stockholders of AeroCentury Corp.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of AeroCentury Corp. and subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP


San Francisco, California
January 21, 2004

                                AeroCentury Corp.
                           Consolidated Balance Sheet


                                     ASSETS



                                                                                    December 31,
                                                                                        2003
                                                                                        ----

Assets:
     Cash and cash equivalents                                                    $     9,448,630
     Accounts receivable, net of allowance for doubtful accounts of $250,000            1,359,700
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $21,631,290                                 62,151,420
     Prepaid expenses and other                                                           699,460
                                                                                  ---------------
Total assets                                                                      $    73,659,210
                                                                                  ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       484,390
     Notes payable and accrued interest                                                41,493,200
     Maintenance reserves and accrued costs                                             8,736,050
     Security deposits                                                                  1,431,550
     Prepaid rent                                                                         198,760
     Deferred taxes                                                                     2,784,450
                                                                                  ---------------
Total liabilities                                                                      55,128,400
                                                                                  ---------------
Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  5,212,070
                                                                                  ---------------
                                                                                       19,034,880
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------
Total stockholders' equity                                                             18,530,810

Total liabilities and stockholders' equity                                        $    73,659,210
                                                                                  ===============
The accompanying notes are an integral part of these statements.


                                AeroCentury Corp.
                      Consolidated Statements of Operations


                                                                                 For the Years Ended December 31,
                                                                                      2003                2002
                                                                                      ----                ----

Revenues:

     Operating lease revenue                                                    $     8,764,040    $      8,691,440
     Other income                                                                       145,470             122,590
                                                                                ---------------    ----------------
                                                                                      8,909,510           8,814,030
                                                                                ---------------    ----------------
Expenses:

     Depreciation                                                                     3,360,600           2,851,860
     Maintenance                                                                      2,091,200             242,060
     Interest                                                                         1,940,920           1,969,160
     Management fees                                                                  1,909,850           1,725,330
     Bad debt expense                                                                   899,910                   -
     Professional fees and general and administrative                                   572,750             372,660
     Insurance                                                                          269,950             170,250
                                                                                ---------------    ----------------
                                                                                     11,045,180           7,331,320
                                                                                ---------------    ----------------
(Loss)/income before taxes                                                          (2,135,670)           1,482,710

Tax (benefit)/provision                                                               (795,370)             473,220
                                                                                ---------------    ----------------
Net (loss)/income                                                               $   (1,340,300)    $      1,009,490
                                                                                ===============    ================
Weighted average common shares outstanding                                            1,543,257           1,543,257
                                                                                ===============    ================
Basic (loss)/earnings per share                                                 $        (0.87)    $           0.65
                                                                                ===============    ================

The accompanying notes are an integral part of these statements.


                                AeroCentury Corp.
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2003 and 2002


                              Common            Paid-in           Retained        Treasury
                               Stock            Capital           Earnings          Stock             Total
                               -----            -------           --------          -----             -----

Balance,
  December 31, 2001        $       1,610    $   13,821,200    $   5,542,880     $   (504,070)    $  18,861,620

Net income                             -                 -        1,009,490                 -        1,009,490
                           -------------    --------------    -------------     -------------    -------------
Balance,
  December 31, 2002                1,610        13,821,200        6,552,370     $   (504,070)       19,871,110

Net loss                               -                 -      (1,340,300)                 -      (1,340,300)
                           -------------    --------------    -------------     -------------    -------------
Balance,
  December 31, 2003        $       1,610    $   13,821,200    $   5,212,070     $   (504,070)    $  18,530,810
                           =============    ==============    =============     =============    =============

The accompanying notes are an integral part of these statements.


                                AeroCentury Corp.
                      Consolidated Statements of Cash Flows


                                                                                 For the Years Ended December 31,
                                                                                      2003                2002
                                                                                      ----                ----
Operating activities:
   Net (loss)/income                                                            $   (1,340,300)    $      1,009,490
   Adjustments to reconcile net (loss)/income to
     net cash provided by operating activities:
       Depreciation                                                                   3,360,600           2,851,860
       Deferred taxes                                                                 (978,390)             406,740
       Change in operating assets and liabilities:
         Accounts receivable                                                            440,940         (1,204,770)
         Prepaid expenses and other                                                   (216,930)             168,730
         Accounts payable and accrued expenses                                         (45,260)         (1,112,480)
         Accrued interest on notes payable                                             (75,160)             211,740
         Maintenance reserves and accrued costs                                       2,964,560             562,350
         Security deposits                                                            (822,900)             536,680
         Prepaid rent                                                                    12,730            (27,160)
                                                                                ---------------    ----------------
Net cash provided by operating activities                                             3,299,890           3,403,180

Investing activities:
   Payments received on note receivable                                                  17,600              50,970
   Purchase of aircraft and aircraft engines                                           (10,010)        (11,826,520)
                                                                                ---------------    ----------------
Net cash provided/(used) by investing activities                                          7,590        (11,775,550)

Financing activities:
   Issuance of notes payable                                                                  -          16,480,000
   Repayment of notes payable                                                       (2,654,850)         (8,978,650)
                                                                                ---------------    ----------------
Net cash (used)/provided by financing activities                                    (2,654,850)           7,501,350

Net increase/(decrease) in cash and cash equivalents                                    652,630           (871,020)

Cash and cash equivalents, beginning of period                                        8,796,000           9,667,020
                                                                                ---------------    ----------------

Cash and cash equivalents, end of period                                        $     9,448,630    $      8,796,000
                                                                                ===============    ================

During the years ended December 31, 2003 and 2002, the Company paid interest totaling $1,969,950 and $1,662,070, respectively, and income taxes totaling
$181,530 and $10,000, respectively.


The accompanying notes are an integral part of these statements.


                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

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

(c)      Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Because the Company's leases do not restrict the Company's use of such amounts, cash previously reported as deposits, representing cash balances held related to maintenance reserves and security deposits, has been reclassified to free cash. The Company records a matching liability for all such amounts. At December 31, 2003, the Company held security deposits of $1,431,550, refundable maintenance reserves received from lessees of $387,630 and non-refundable maintenance reserves of $6,137,680.

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

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

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

(e)      Impairment of Long-lived Assets

         The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Such review necessitates estimates of current market values, residual values and component values. The estimates are based on currently available market data and are subject to fluctuation from time to time. The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur.

(f)      Loan Commitment and Related Fees

         To the extent that the Company is required to pay loan commitment fees and legal fees in order to secure debt, such fees are amortized over the life of the related loan.

(g)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease, as well as the condition of the aircraft upon return or inspection. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At December 31, 2003, the Company had accrued maintenance costs, in excess of reserve amounts received under the leases, of approximately $1,676,000 related to several of its aircraft.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

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

         The most significant estimates with regard to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, the amount and timing of cash flow associated with each aircraft that are used to evaluate impairment, if any, accrued maintenance costs in excess of amounts received from lessees, and the amounts recorded as bad debt allowances.

(k)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the years ended December 31, 2003 and 2002.

(l)      Recent Accounting Pronouncements

         In November 2002, the Financial Accounting Standards Board issued SFAS Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 is effective for guarantees issued or modified after December 31, 2002. The Company had one guarantee, which was issued prior to December 31, 2002. During the second quarter of 2003, the Company recorded a liability for the maximum obligation it had assumed under this guarantee and wrote off the related receivable. During the fourth quarter of 2003, the vendor waived the amount due, and the Company reversed its accrual (See Note 7).

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

1. Organization and Summary of Significant Accounting Policies (continued)

(l) Recent Accounting Pronouncements (continued)

         In January 2003, the FASB issued interpretation FIN No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which was subsequently revised in December 2003 ("FIN 46R"). FIN 46R requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary of the entity. A company is a primary beneficiary if it is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R was applicable immediately to variable interest entities created after January 31, 2003, and will be effective for all other existing entities in financial statements for periods ending after December 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The Company has no material interest in any variable interest entity, and does not expect the full adoption of FIN 46R to have an impact on the Company's consolidated financial condition or results of operations.

         SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was effective for exit or disposal activities that were initiated after December 31, 2002. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that meets the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect of adoption of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of this pronouncement had no effect on the Company's financial statements.

         SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities, addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset in some circumstances) and equity. SFAS 150 requirements apply to issuers classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. It requires that all instruments with characteristics of both liabilities and equity be classified as a liability and remeasured at fair value on each reporting date. SFAS 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003, and for the first interim period beginning after June 15, 2003 for all other instruments. The adoption of SFAS 150 had no impact on the Company's financial statements.

(m)      Reclassifications

         Certain amounts in the accompanying 2002 consolidated financial statements have been reclassified in order to conform to the presentation of the 2003 consolidated financial statements.

2.       Aircraft and Aircraft Engines On Operating Leases

         At December 31, 2003, the Company owned five deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, two Shorts SD 3-60s, six Fokker 50s, two Saab 340As and 26 turboprop engines. The Company did not acquire or sell any aircraft during 2003.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

2. Aircraft and Aircraft Engines On Operating Leases (continued)

         In May 2003, the Company signed a term sheet for the acquisition of four Fokker 50 aircraft, which are currently leased to one of the Company's customers. Although financing for the acquisition was delayed due to the default and early return of three aircraft by one of the Company's lessees, the Company now has available borrowing capacity on its revolving credit facility. The Company is in the process of negotiating final lease terms and anticipates completing the acquisition in the first quarter of 2004.

         At December 31, 2003, three of the Company's aircraft and two of its turboprop engines were off-lease. As discussed in Note 9, one of the Company's Shorts SD 3-60 aircraft has been re-leased to a new customer. The Company is seeking re-lease or sale opportunities for the two remaining off-lease aircraft.

         In April 2003, the Company and the lessee for three of the Company's aircraft signed lease amendments, which cured the lessee's default for rent and reserves due for the Company's two deHavilland DHC-7 aircraft. The amendments provided for deferral of the overdue rent and reserves and for payment of such amounts in installments. The Company and the lessee also agreed to terminate the lease for the third aircraft, a Shorts SD 3-60. All rent and reserves due for the Shorts SD 3-60 aircraft were paid by the lessee in April 2003 and the Company accepted the aircraft in the third quarter of 2003, upon completion of the pre-return inspection. In July 2003, the Company declared an event of default under the leases for the two deHavilland DHC-7 aircraft because the lessee had failed to pay non-deferred amounts due in June 2003. As a result, at June 30, 2003, the Company recorded a bad debt expense of $649,910 for all rent and maintenance reserves owed for the two deHavilland DHC-7 aircraft. During the second quarter, the Company also expensed $33,240 in legal fees, which would have been amortized over the remaining lease term. In addition, the Company accrued $1,493,560 of maintenance expense for work to bring all three aircraft to the return conditions under the leases, $100,000 of which was reversed in the fourth quarter, based on revised cost estimates.

         During the third quarter of 2003, the two DHC-7 aircraft were returned to the Company and a settlement agreement was reached with the lessee in the amount of $500,000. The lessee paid $20,000 to the Company at the time of the settlement and signed a note in the amount of $480,000. The Company recorded an allowance for the full amount of the note and is recording income as note payments are received. The Company has entered into an agreement with a third party, who assisted the Company in the protection, management and recovery of the Company's assets from the lessee, which provides that the third party receives 40% of all amounts collected under the note.

         The lease for one of the Company's Fokker 50 aircraft expired in September 2002, but the lessee was obligated by the lease to continue to pay rent until certain return conditions were met. The Company and the lessee have agreed to certain terms and conditions regarding the return of the aircraft and the amounts owed by the lessee. Although the Company held a security deposit from this lessee, the amount of the deposit was not sufficient to pay the rent accrued through the return date and reimburse the Company for maintenance work which has been performed to meet the return conditions of the lease. The lessee has agreed to deliver a note in 2004, with a principal amount equal to the rent and maintenance in excess of the security deposit. The required maintenance has been performed and the Company has determined that the amount of the note will be approximately $600,000. The Company has recorded a $250,000 allowance against the estimated amount receivable and believes that such allowance is adequate to cover any shortfall in payment under the note. The Company expects that the note will be signed in the first half of 2004. In September 2003, the aircraft was delivered to a new lessee on a 37-month term, with options to extend for three additional one-year periods.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

3.       Operating Segments

         The Company operates in one business segment, leasing of regional aircraft to regional airlines, primarily foreign, and therefore does not present separate segment information for lines of business.

         Approximately 11% and 21% of the Company's operating lease revenue was derived from lessees domiciled in the United States during 2003 and 2002, respectively. All revenues relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

         The tables below set forth geographic information about the Company's operating leased aircraft equipment, grouped by domicile of the lessee:

                                            Operating Lease Revenue for the
                                               Years Ended December 31,
                                                 2003              2002
                                                 ----              ----
     Asia                               $      3,094,620    $       931,300
     Europe and United Kingdom                 2,331,360          3,465,160
     Caribbean                                 1,250,670          1,563,500
     United States and Canada                  1,082,220          1,809,160
     South America                             1,005,170            922,320
                                        ----------------    ---------------
                                        $      8,764,040    $     8,691,440
                                        ================    ===============

                                           Net Book Value at December 31,
                                                 2003              2002
                                                 ----              ----
     Asia                               $     22,393,990    $    18,185,860
     Caribbean                                15,265,420         11,826,550
     Europe and United Kingdom                15,121,890         16,095,620
     South America                             4,759,320         10,443,360
     United States and Canada                  4,610,800          8,950,620
                                        ----------------    ---------------
                                        $     62,151,420    $    65,502,010
                                        ================    ===============

         For the year ended December 31, 2003, the Company had two significant customers, which accounted for 22% and 11%, respectively, of lease revenue. For the year ended December 31, 2002, the Company had three significant customers, which accounted for 11%, 11% and 10%, respectively, of lease revenue.

         As of December 31, 2003, minimum future operating lease revenue payments receivable under noncancelable leases were as follows:

      Year
      2004                              $      6,106,490
      2005                                     4,147,490
      2006                                       980,000
      2007                                       376,120
      2008                                             -
                                        ----------------
                                        $     11,610,100
                                        ================

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

4.       Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables. The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

5.       Notes Payable and Accrued Interest

(a)      Credit facility

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

         In August 2003, the Company reached agreement with its lenders to further extend the maturity date of its credit facility from August 28, 2003 to August 31, 2004 and to make additional revisions relating to a requirement for positive quarterly earnings, bank approval of new leases and a net worth ratio. In addition, the facility was changed to bear interest, at the Company's option, at either (i) prime plus a margin of 50 to 150 basis points or (ii) LIBOR plus a margin of 275 to 375 basis points. Both the prime and LIBOR margins are determined by certain financial ratios.

         In January 2004, a new bank was added to the Company's credit facility participant group. The new participant has agreed to finance $10 million and, therefore, the Company's credit facility limit has been returned to $50 million.

         In accordance with the agreement for the credit facility, the Company must maintain compliance with certain financial covenants. As a result of the substantial net loss incurred during the second quarter of 2003, the Company was out of compliance with a financial ratio covenant on June 30, 2003. The Company obtained a waiver from its banks regarding that covenant for the quarter ended June 30, 2003. As of December 31, 2003, the Company was in compliance with all covenants, $39,155,000 was outstanding under the credit facility, and interest of $153,830 was accrued.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

5.       Notes Payable and Accrued Interest (continued)

(a) Credit facility (continued)

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

(b) Special purpose financing

         In November 1999, the Company acquired two aircraft using cash and bank financing separate from its credit facility. During 2002, the Company used funds from its credit facility to repay the outstanding bank financing related to the two aircraft.

         A similar stand-alone financing for the acquisition of a deHavilland DHC-8 aircraft was concluded in September 2000, resulting in a note obligation in the amount of $3,575,000, due April 18, 2003, which bore fixed interest at 8.36% through maturity. The note was collateralized by this aircraft and was non-recourse to the Company. Payments due under the note consisted of monthly principal and interest and a balloon principal payment due on the maturity date. The lease for the deHavilland aircraft was originally set to expire on April 15, 2003. In March 2003, the Company and the lessee agreed to a short-term extension of the lease through November 15, 2003, with periodic options to terminate. At the same time, the lender agreed to extend the financing through March 19, 2006, pending the extension of the lease, with borrower prepayment options at June 30, 2003 and November 30, 2003. During the third quarter of 2003, the Company and the lessee agreed to extend the lease through April 15, 2006, with an option to terminate it in July 2004, and the lender extended the financing. During the term of the extension, payments due under the note consist of monthly principal and interest at the rate of one-month LIBOR plus 3%, with a balloon payment at maturity. The financing also provides for a six month remarketing period at the expiration or earlier termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is due at the end of the six month period. The balance of the note payable at December 31, 2003 was $2,180,600 and interest of $3,770 was accrued. As of December 31, 2003, the Company was in compliance with all covenants of this note obligation.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

6.       Income Taxes

         The items comprising income tax (benefit)/expense are as follows:

                                                                               For the Years Ended December 31,
                                                                                    2003                2002
                                                                                    ----                ----

         Current tax provision/(benefit):
              Federal                                                        $        171,700    $      (17,020)
              State                                                                    11,320             11,380
              Foreign                                                                      -              72,120
                                                                             ----------------    ---------------
              Current tax provision/(benefit)                                         183,020             66,480
                                                                             ----------------    ---------------

         Deferred tax provision/(benefit):
              Federal                                                               (900,770)            435,600
              State                                                                  (77,620)           (28,860)
                                                                             ----------------    ---------------
              Deferred tax provision/(benefit)                                      (978,390)            406,740
                                                                             ----------------    ---------------
         Total provision/(benefit) for income taxes                          $      (795,370)    $       473,220
                                                                             ================    ===============


         Total income tax expense/(benefit) differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:


                                                                               For the Years Ended December 31,
                                                                                    2003                2002
                                                                                    ----                ----

         Income tax expense/(benefit) at statutory federal income tax rate   $      (726,130)    $       504,120
         State tax expense/(benefit), net of federal benefit                          (8,840)             10,520
         Tax refunds                                                                        -           (19,560)
         Tax rate differences                                                        (60,400)           (21,860)
                                                                             ----------------    ---------------
         Total income tax expense/(benefit)                                  $      (795,370)    $       473,220
                                                                             ================    ===============


         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2003 are as follows:

         Deferred tax assets:
              Bad debt allowance                                             $        242,140
              Deferred maintenance                                                    603,740
              Maintenance reserves                                                  2,193,390
              Prepaid rent and other                                                   68,870
                                                                             ----------------
                  Deferred tax assets                                               3,108,140
         Deferred tax liabilities:
              Depreciation on aircraft and aircraft engines                       (5,625,670)
              Unearned income                                                        (61,710)
              Other                                                                 (205,210)
                                                                             ----------------
                  Net deferred tax liabilities                               $    (2,784,450)
                                                                             ================



         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

7.       Commitments and Contingencies

         In connection with the re-lease of two of the Company's aircraft, the Company guaranteed, up to a maximum amount of $150,000, the lessee's payments under a contract with a third party vendor for spare parts. The guaranty agreement provided for the lessee to reimburse the Company for any payments made under the guaranty, upon demand by the Company. As discussed in Note 2, the Company declared the lessee in default of its payment obligations under its leases during the third quarter of 2003. In anticipation that the Company may eventually have been obligated to pay the entire amount of its guaranty obligation to the vendor, the Company recorded a payable to the vendor of $150,000 at June 30, 2003. At the same time, it recorded a $150,000 receivable for lessee reimbursement obligations and wrote off the full amount as bad debt expense. During the fourth quarter of 2003, the vendor waived the amount due, and the Company reversed the $150,000.

8.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $1,909,850 and $1,725,330 during the years ended December 31, 2003 and 2002, respectively. Because the Company did not acquire any aircraft during 2003, no acquisition fees were paid to JMC for this period. During the year ended December 31, 2002, the Company paid a total of $325,500 in acquisition fees, which are included in the capitalized cost of the aircraft acquired. No remarketing fees were accrued to JMC during 2003 or 2002.

9.       Subsequent Events

         The leases for two of the Company's Fokker 50 aircraft have been extended on a series of short-term extensions through March 31, 2004. The Company and the customer are currently discussing a long-term extension of both leases.

         In the first quarter of 2004, the lease for the Company's Fairchild Metro III aircraft was extended for one year, through April 3, 2005.

         In the first quarter of 2004, one of the Company's Shorts SD 3-60 aircraft was re-leased to a new customer for a term of 36 months.

         In March 2004, the lessee for one of the Company's deHavilland DHC-6 aircraft notified the Company that the lessee intends to extend the lease for two additional years, through April 30, 2006.

         In March 2004, the lessee for the Company's deHavilland DHC-8 financed in a special purpose subsidiary notified the Company that the lessee will not exercise its early termination option and, therefore, the lease will continue through April 15, 2006.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

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

CEO and CFO Certifications. Attached as exhibits to this report are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This section of the report is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

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

In accordance with SEC requirements, the CEO and CFO note that there has been no significant change in Internal Controls that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our Internal Controls.

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

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.



Information relating to our board of directors and executive officers, including the independence of the audit committee and audit committee financial expert, will be incorporated by reference from the Company's definitive proxy statement ("the "2004 Proxy Statement") for its annual stockholders' meeting to be held on April 29, 2004 in the section entitled "Information Regarding the Company's Directors and Officers."

We have not yet adopted a code of business conduct and ethics, or code of conduct, but intend to do so in the near future. The code of conduct will be designed to qualify as a "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. A copy of the code of conduct will be provided to any stockholder upon written request to the Investor Relations Department, 1440 Chapin Avenue, Suite 310, Burlingame, California 94010. To the extent required by law, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure in accordance with SEC rules.

Item 10.          Executive Compensation.

Incorporated by reference to the section of the 2004 Proxy Statement entitled "Information Regarding the Company's Directors and Officers -- Employment Contracts."

Item 11. Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters.

Incorporated by reference to the section of the 2004 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."


Item 12. Certain Relationships and Related Transactions.

Incorporated by reference to the section of the 2004 Proxy Statement entitled "Related Party Transactions."

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

                  4.1      Reference is made to Exhibit 3.5.

                  * 10.1 Employment Agreement between the Company and Neal D. Crispin, dated April 24, 2003.

                  *10.2 Employment Agreement between the Company and Marc J. Anderson, dated April 24, 2003, incorporated by reference to Exhibit 10.2 to the Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

                  10.6 Certificate of Designation of the Company dated April 15, 1998, incorporated by reference to exhibit 3.2 to Report on Form 10-KSB for the fiscal year ended December 31, 1998.

                  10.7 Amended and Restated Shareholder Rights Agreement, dated January 22, 1999, incorporated by reference to
                           Exhibit 1 to Form 8-A/A filed with the Securities and Exchange Commission on February 4, 1999.

                  10.8 Amended and Restated Credit Agreement, dated June 28, 2000, between the Company and National City Bank, as agent, and California Bank & Trust and Sanwa Bank California, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2000.

                  10.9 Amendment to Amended and Restated Credit Agreement, between National City Bank, as agent, and California Bank & Trust and United California Bank, dated March 7, 2002, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2002.

                  10.10 Second Amendment to Amended and Restated Credit Agreement between National City Bank, as agent, and California Bank & Trust and Bank of the West, Successor in Interest to United California Bank, formerly known as Sanwa Bank California, dated January 1, 2003, incorporated by reference to Exhibit
                           10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2003.

                  10.11 Third Amendment to Amended and Restated Credit Agreement between National City Bank, as agent, and California Bank & Trust and Bank of the West, Successor in Interest to United California Bank, formerly known as Sanwa Bank California, dated , dated June 28 2003, incorporated by reference to
                           Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2003.

                  10.12 Fourth Amendment to Amended and Restated Credit Agreement between National City Bank, as agent, and California Bank & Trust, dated August 28 2003, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2003.

                  10.13 Fifth Amendment to Amended and Restated Credit Agreement between National City Bank, as agent, and California Bank & Trust and Bank of the West, Successor in Interest to United California Bank, formerly known as Sanwa Bank California, dated as of August 28, 2003, incorporated by reference to Exhibit
                           10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2003.

                  10.14 Sixth Amendment to Amended and Restated Credit Agreement between National City Bank, as agent, and California Bank & Trust and Bank of the West, Successor in Interest to United California Bank, formerly known as Sanwa Bank California, dated January 2, 2004, incorporated by reference to Exhibit
                           10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2004.

                  21       Subsidiaries of the Company.

                  31.1 Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


                  99.1 Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  * Indicates management contract or compensatory plan or
                    arrangement.

         (b) Reports on Form 8-K Filed in Last Quarter:

                  Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2003, disclosing Fifth Amendment to Amended and Restated Credit Agreement between National City Bank, as agent, and California Bank & Trust and Bank of the West, Successor in Interest to United California Bank, formerly known as Sanwa Bank California, dated as of August 28, 2003.

                  On October 29, 2003, the Company furnished a report on Form 8-K under item 12 announcing its results of operations for the fiscal quarter ended September 30, 2003.

Item 14. Principal Accountant Fees and Services.

Incorporated by reference to the section of the 2004 Proxy Statement entitled "Information Regarding Auditors - Audit Fees."

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2004.

                              AEROCENTURY CORP.

                              By:    /s/ Toni M. Perazzo
                                     -------------------------------
                                     Toni M. Perazzo

                              Title: Senior Vice President-Finance and
                                     Chief Financial Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neal D. Crispin and Toni M. Perazzo, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2004.

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