Form 10QSB
period 2004-03-31
AEROCENTURY CORP
filed 2004-05-13
CIK 1036848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________


Commission File Number:  001-13387

                         AeroCentury Corp.
 (Exact name of small business issuer as specified in its charter)
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

As of May 13, 2004 the Issuer had 1,606,557 Shares of Common Stock outstanding, of which 63,300 are held as Treasury Stock.

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

Forward-looking statements include: (i) in Item 1 "Financial Statements," statements concerning the Company's expectations with respect to the execution of a promissory note by a former lessee of the Company in the second quarter of 2004; (ii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements concerning the Company's belief that it will continue to be in compliance with its credit facility covenants; the Company's belief that it will have adequate cash flow to meet its ongoing operational needs; the Company's belief that its assumptions used to forecast cash flow are reasonable; the Company's expectation regarding the long-term decline of lease rentals (iii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements concerning the Company's anticipation with respect to the cost of maintenance on two DHC-7 aircraft; the Company's belief that the DHC-7 aircraft will be difficult to remarket and that a substantial amount of time will pass before the DHC-7 aircraft generate revenue; the Company's belief that it will have sufficient cash to fund any required repayments under its credit facility; and the Company's expectations with respect to the execution of a promissory note by a former lessee of the Company in the second quarter of 2004 and the adequacy of a $250,000 allowance against the estimated amount receivable under the Note; and (iv) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," statements regarding the Company's belief that it will have sufficient cash funds to make any payments that are required under the credit facility due to collateral pool limitations; the Company's intention to concentrate on future leases to regional air carriers; the Company's belief that overseas markets present opportunities; and the Company's belief that it is competitive because of JMC's experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," including general economic conditions, particularly those that affect the demand for regional aircraft and engines and the financial status of the Company's primary customers, foreign regional passenger airlines; lack of any further disruptions to the air travel industry similar due to terrorist attacks or wartime hostilities or catastrophic events; the success of the Company's efforts in remarketing or re-leasing aircraft that are currently or are about to come off-lease, particularly two DHC-7 aircraft; the Company's ability to renew and enlarge its credit facility on reasonable business terms at or prior to its expiration; the financial performance of the Company's lessees and their compliance with rental, maintenance and return conditions under their respective leases; the availability of suitable aircraft acquisition transactions in the regional aircraft market; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.       Financial Statements

                                AeroCentury Corp.
                      Condensed Consolidated Balance Sheet
                                    Unaudited

                                     ASSETS



                                                                                      March 31,
                                                                                        2004
                                                                                        ----
Assets:
     Cash and cash equivalents                                                    $     8,897,650
     Accounts receivable, net of allowance for doubtful accounts of $250,000            1,687,280
     Note receivable, net of allowance for doubtful accounts of $411,680                   21,670
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $22,476,360                                 61,615,090
     Prepaid expenses and other                                                           539,360
                                                                                  ---------------

Total assets                                                                      $    72,761,050
                                                                                  ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       425,830
     Notes payable and accrued interest                                                40,673,080
     Maintenance reserves and accrued costs                                             8,650,060
     Security deposits                                                                  1,475,320
     Prepaid rent                                                                         192,000
     Deferred taxes                                                                     2,783,830
                                                                                  ---------------

Total liabilities                                                                      54,200,120
                                                                                  ---------------

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  5,242,190
                                                                                  ---------------
                                                                                       19,065,000
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------

Total stockholders' equity                                                             18,560,930
                                                                                  ---------------

Total liabilities and stockholders' equity                                        $   72,761,050
                                                                                  ===============

The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                 Condensed Consolidated Statements of Operations
                                    Unaudited



                                                                               For the Three Months Ended March 31,
                                                                                      2004                2003
                                                                                      ----                ----

Revenues:

     Operating lease revenue                                                    $     2,059,800    $      2,451,940
     Other income                                                                        70,230              23,930
                                                                                ---------------    ----------------

                                                                                      2,130,030           2,475,870
                                                                                ---------------    ----------------
Expenses:

     Depreciation                                                                       845,080             840,800
     Interest                                                                           551,140             511,000
     Management fees                                                                    462,780             487,060
     Professional fees and general and administrative                                   141,180             144,280
     Insurance                                                                           74,020              71,480
     Maintenance                                                                         24,780             101,010
     Bad debt expense                                                                         -             100,000
                                                                                ---------------    ----------------

                                                                                      2,098,980           2,255,630
                                                                                ---------------    ----------------

Income before taxes                                                                      31,050             220,240

Tax provision                                                                               930              45,120
                                                                                ---------------    ----------------

Net income                                                                      $        30,120    $        175,120
                                                                                ===============    ================

Weighted average common shares outstanding                                            1,543,257           1,543,257
                                                                                ===============    ================

Basic earnings per share                                                        $          0.02    $           0.11
                                                                                ===============    ================


The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited



                                                                               For the Three Months Ended March 31,
                                                                                      2004                2003
                                                                                      ----                ----


Net cash provided by operating activities                                       $       579,330    $      1,244,250

Investing activities:
   Payments received on note receivable                                                       -              13,150
   Equipment additions to aircraft                                                    (308,750)                   -
                                                                                ---------------    ----------------
Net cash (used)/provided by investing activities                                      (308,750)              13,150

Financing activity -
   Repayment of notes payable                                                         (821,560)           (816,800)
                                                                                ---------------    ----------------
Net cash used by financing activity                                                   (821,560)           (816,800)

Net (decrease)/increase in cash and cash equivalents                                  (550,980)             440,600

Cash and cash equivalents, beginning of period                                        9,448,630           8,796,000
                                                                                ---------------    ----------------

Cash and cash equivalents, end of period                                        $     8,897,650    $      9,236,600
                                                                                ===============    ================

During the three months ended March 31, 2004 and 2003, the Company paid interest totaling $513,110 and $521,830, respectively, and no income taxes.



The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                    Unaudited

1.       Organization and Summary of Significant Accounting Policies

(a)      Basis of Presentation

         AeroCentury Corp. ("AeroCentury"), a Delaware corporation, uses leveraged financing to acquire leased aircraft assets. The Company purchases used regional aircraft on lease to foreign and domestic regional carriers. Financial information for AeroCentury and its wholly-owned subsidiary, AeroCentury Investments II LLC ("AeroCentury II LLC") (collectively, the "Company"), is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation.

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

         As discussed above, AeroCentury is the sole member and manager of AeroCentury II LLC.

(c)      Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents. Because the Company's leases do not restrict the Company's use of such amounts, cash previously reported as deposits, representing cash balances held related to maintenance reserves and security deposits, has been reclassified to cash and cash equivalents.

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

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                    Unaudited

1.       Organization and Summary of Significant Accounting Policies (continued)

(f)      Loan Commitment and Related Fees

         To the extent that the Company is required to pay loan commitment fees and legal fees in order to secure debt, such fees are amortized over the life of the related loan.

(g)      Maintenance Reserves and Accrued Costs and  Security Deposits

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. The accompanying balance sheet reflects maintenance reserves and accrued costs, which include refundable and non-refundable maintenance payments received from lessees, as well as security deposits received from lessees. The Company records a matching liability for all such amounts. At March 31, 2004, the Company had accrued liabilities for refundable maintenance reserves of $375,940, non-refundable maintenance reserves of $7,198,520 and security deposits of $1,475,320.

         Maintenance reserves which are refundable to the lessee at the end of the lease may be retained by the Company if such amounts are necessary to meet the return conditions specified in the lease and, in some cases, to satisfy any other payments due under the lease.

         Non-refundable maintenance reserves received by the Company are accounted for as a liability until the aircraft has been returned at the end of the lease, at which time the Company evaluates the adequacy of the remaining reserves in light of maintenance to be performed as a result of hours flown. At that time, any excess is recorded as income. When an aircraft is sold, any excess non-refundable maintenance reserves are recorded as income.

         The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease, as well as the condition of the aircraft upon return or inspection. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At March 31, 2004, the Company had accrued maintenance costs, in excess of reserve amounts received under the leases, of approximately $1,076,000 related to several of its aircraft.

         The Company's leases are typically structured so that if any event of default occurs under a lease, the Company may apply all or a portion of the lessee's security deposit to cure such default. If such application of the security deposit is made, the lessee typically is required to replenish and maintain the full amount of the deposit during the remaining term of the lease. All of the security deposits received by the Company are refundable to the lessee at the end of the lease, upon satisfaction of all lease terms.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                    Unaudited

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

(k)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the quarters ended March 31, 2004 and 2003.

(l)      Recent Accounting Pronouncements

         In November 2002, the Financial Accounting Standards Board ("FASB") issued SFAS Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 is effective for guarantees issued or modified after December 31, 2002. The Company had one guarantee, which was issued prior to December 31, 2002. During the second quarter of 2003, the Company recorded a liability for the maximum obligation it had assumed under this guarantee and wrote off the related receivable. During the fourth quarter of 2003, the vendor waived the amount due, and the Company reversed its accrual.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                    Unaudited

1.       Organization and Summary of Significant Accounting Policies (continued)

(l)      Recent Accounting Pronouncements (continued)

         In January 2003, the FASB issued interpretation FIN No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which was subsequently revised in December 2003 ("FIN 46R"). FIN 46R requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary of the entity. A company is a primary beneficiary if it is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.
 FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R was applicable immediately to variable interest entities created after January 31, 2003, and will be effective for all other existing entities in financial statements for periods ending after December 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The Company has no interest in any variable interest entity and, therefore, the full adoption of FIN 46R had no effect on the Company's consolidated financial condition or results of operations.

         SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was effective for exit or disposal activities that were initiated after December 31, 2002. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force ("EITF") No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that meets the criteria of EITF No. 94-3 prior to the adoption of SFAS
146. The effect of adoption of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of this pronouncement had no effect on the Company's financial statements.

         SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities, addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset in some circumstances) and equity. SFAS 150 requirements apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. It requires that all instruments with characteristics of both liabilities and equity be classified as a liability and remeasured at fair value on each reporting date. SFAS 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003, and for the first interim period beginning after June 15, 2003 for all other instruments. The adoption of SFAS 150 had no impact on the Company's financial statements.

(m)      Reclassifications

         Certain amounts in the accompanying 2003 consolidated financial statements have been reclassified in order to conform to the presentation of the 2004 consolidated financial statements.

2.       Aircraft and Aircraft Engines On Operating Leases

         At March 31, 2004, the Company owned five deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, two Shorts SD 3-60s, six Fokker 50s, two Saab 340As and 26 turboprop engines. The Company did not acquire or sell any aircraft during the first quarter of 2004. As discussed in Note 7, the Company acquired four aircraft in April 2004.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                    Unaudited

2.       Aircraft and Aircraft Engines On Operating Leases (continued)

         During the first quarter of 2004:

         The lease for the Company's Fairchild Metro III aircraft was extended for one year, through April 3, 2005.

         The lessee for one of the Company's deHavilland DHC-6 aircraft notified the Company that the lessee intends to extend the lease for two additional years, through April 30, 2006. As discussed in Note 7, the lease was extended in April 2004.

         One of the Company's Shorts SD 3-60 aircraft was re-leased to a new customer for a term of 36 months.

         The lessee for the Company's deHavilland DHC-8 financed in AeroCentury II LLC notified the Company that the lessee will not exercise its early termination option and, therefore, the lease will continue through April 15, 2006.

         At March 31, 2004, two of the Company's aircraft and two of its turboprop engines were off-lease. The Company is seeking re-lease or sale opportunities for the two remaining off-lease aircraft.

         The lease for one of the Company's Fokker 50 aircraft expired in September 2002, but the lessee was obligated by the lease to continue to pay rent until certain return conditions were met. The Company and the lessee have agreed to certain terms and conditions regarding the return of the aircraft and the amounts owed by the lessee. Although the Company held a security deposit from this lessee, the amount of the deposit was not sufficient to pay the rent accrued through the return date and reimburse the Company for maintenance work which has been performed to meet the return conditions of the lease. The lessee has agreed to deliver a note in 2004, with a principal amount equal to the rent and maintenance in excess of the security deposit. The required maintenance has been performed and the Company has determined that the amount of the note will be approximately $700,000. The Company has recorded a $250,000 allowance against the amount receivable and believes that such allowance is adequate to cover any shortfall in payment under the note. The Company expects that the note will be signed in the second quarter of 2004. The aircraft has been delivered to a new lessee.

3.       Note Receivable

         During the third quarter of 2003, the Company's two DHC-7 aircraft were returned to the Company by a defaulted lessee, and a settlement agreement was reached with the lessee in the amount of $500,000. The lessee paid $20,000 to the Company at the time of the settlement and signed a note in the amount of $480,000. The Company recorded an allowance for the full amount of the note and recorded income as note payments were received. The Company has entered into an agreement with a third party, who assisted the Company in the protection, management and recovery of the Company's assets from the lessee, which provides that the third party receives 40% of all amounts collected under the note. In the first quarter of 2004, the Company, based on the lessee's timely payment history on the note thus far, reversed 5% of the remaining allowance and recorded it as income. The Company also recorded the related expense for the amount payable to the third party. The Company will continue to monitor the lessee's payment history and may reverse additional portions of the allowance as the Company deems appropriate.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                    Unaudited

4.       Notes Payable and Accrued Interest

(a)      Credit facility

         In August 2003, the Company reached agreement with its lenders to extend the maturity date of its credit facility from August 28, 2003 to August 31, 2004. The facility bears interest, at the Company's option, at either (i) prime plus a margin of 50 to 150 basis points or (ii) LIBOR plus a margin of 275 to 375 basis points. Both the prime and LIBOR margins are determined by certain financial ratios.

         In January 2004, a new bank was added to the Company's credit facility participant group. The new participant agreed to finance $10 million, bringing the Company's credit facility limit to $50 million.

         In accordance with the agreement for the credit facility, the Company must maintain compliance with certain financial covenants, such as a requirement for positive quarterly earnings, bank approval of new leases and a net worth ratio. As of March 31, 2004, the Company was in compliance with all covenants, $38,405,000 was outstanding under the credit facility, and interest of $155,940 was accrued. As discussed in Note 7, in April 2004, the Company repaid $4,000,000 of the outstanding principal under the credit facility.

         The Company's longer term viability will depend upon its ability to renew the credit facility at its expiration with the existing or replacement lenders, or to refinance the credit facility using equity or alternative debt financing. There is no assurance that the Company will be able to achieve either alternative prior to the currently scheduled expiration of the credit line on August 31, 2004.

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

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                    Unaudited

4.       Notes Payable and Accrued Interest (continued)

 (b)     Special purpose financing

         In September 2000, the Company acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation, as amended, in the amount of $3,575,000, due April 15, 2006, which bears interest at the rate of one-month LIBOR plus 3%. The note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provides for a six month remarketing period at the expiration or earlier termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is due at the end of the six month period. The balance of the note payable at March 31, 2004 was $2,109,030 and interest of $3,110 was accrued. As of March 31, 2004, the Company was in compliance with all covenants of this note obligation.

5.       Income Taxes

         The items comprising income tax expense/(benefit) are as follows:



                                                                             For the Three Months Ended March 31,
                                                                                    2004                2003
                                                                                    ----                ----

         Current tax provision:
              Federal                                                        $              -    $       252,080
              State                                                                     1,550             12,090
                                                                             ----------------    ---------------
              Current tax provision                                                     1,550            264,170
                                                                             ----------------    ---------------

         Deferred tax provision/(benefit):
              Federal                                                                  10,030          (183,000)
              State                                                                  (10,650)           (36,050)
                                                                             ----------------    ---------------
              Deferred tax provision/(benefit)                                          (620)          (219,050)
                                                                             ----------------    ---------------
         Total provision for income taxes                                    $            930    $        45,120
                                                                             ================    ===============

         Total income tax expense/(benefit) differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:



                                                                             For the Three Months Ended March 31,
                                                                                    2004                2003
                                                                                    ----                ----

         Income tax expense/ at statutory federal income tax rate            $         10,560    $        74,880
         State tax expense, net of federal benefit                                      1,060              1,080
         Tax rate differences                                                        (10,690)           (30,840)
                                                                             ----------------    ---------------
         Total income tax expense                                            $            930    $        45,120
                                                                             ================    ===============

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                    Unaudited

5.       Income Taxes (continued)

         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of March 31, 2004 are as follows:

         Deferred tax assets:
              Bad debt allowance                                $        227,400
              Deferred maintenance                                       465,430
              Maintenance reserves                                     2,372,870
              Net operating loss carryovers                              135,730
              Prepaid rent and other                                      66,250
                                                                ----------------
                  Deferred tax assets                                  3,267,680
         Deferred tax liabilities:
              Depreciation on aircraft and aircraft engines          (5,798,380)
              Unearned income                                           (56,480)
              Other                                                    (196,650)
                                                                ----------------
                  Net deferred tax liabilities                  $    (2,783,830)
                                                                ================

         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet. Net operating loss carryovers may be carried forward twenty years and begin to expire in 2024.

 6.      Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $462,780 and $487,060 during the three months ended March 31, 2004 and 2003, respectively. Because the Company did not acquire any aircraft during the first quarters of 2004 or 2003, no acquisition fees were paid to JMC. No remarketing fees were accrued to JMC during the first quarters of 2004 or 2003.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                    Unaudited

7.       Subsequent Events

         In April 2004, the Company purchased four Fokker 50 aircraft. The aircraft are on lease to a lessee which also leases two of the Company's other Fokker 50 aircraft. In connection with the purchase, the leases for the two original aircraft were extended. The six aircraft have lease terms which vary from 18 to 30 months.

         In April 2004, the lease for one of the Company's deHavilland DHC-6 aircraft was extended for two years, through April 30, 2006.

         In April 2004, the lease for another of the Company's deHavilland DHC-6 aircraft was extended from its expiration date of April 25, 2004 to July 25, 2004. The Company and the lessee are negotiating a long-term extension of the lease.

         In April 2004, the Company repaid $4,000,000 of the outstanding principal under its credit facility.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Overview

The Company is a lessor of turboprop aircraft and engines which are used by customers pursuant to triple net operating leases. The acquisition of such equipment is generally made using debt financing. The Company's profitability and cash flow are dependent in large part upon its ability to acquire equipment, obtain and maintain favorable lease rates on such equipment, and re-lease owned equipment that comes off lease. The Company is subject to the credit risk of its lessees, both as to collection of rent and to performance by the lessees of obligations for maintaining the aircraft. Since lease rates for assets in the Company's portfolio generally decline as the assets age, the Company's ability to maintain revenue and earnings over the medium and long term is dependent upon the Company's ability to grow its asset portfolio.

The Company's principal expenditures are for interest costs on its financing, management fees, and maintenance of its aircraft assets. Maintenance expenditures are generally incurred only when aircraft are off lease, are being prepared for re-lease, or require maintenance in excess of lease return conditions.

The most significant non-cash expenses include accruals of maintenance costs to be borne by the Company and aircraft depreciation, both of which are the result of significant estimates. Maintenance expenses are estimated and accrued based upon utilization of the aircraft. Depreciation is recognized based upon the estimated residual value of the aircraft at the end of their estimated lives. Deviation from these estimates could have a substantial effect on the Company's cash flow and profitability.

Critical Accounting Policies

In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified the most critical accounting policies upon which its financial status depends. It determined the critical policies by considering those that involve the most complex or subjective decisions or assessments. The Company identified these policies to be those related to valuation of aircraft, depreciation policies, maintenance reserves and accrued costs and lease rental revenue recognition.

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

The Company continually evaluates both short and long term maintenance expected to be required for each of its aircraft, including the estimated cost thereof, and compares it to the maintenance reserves established for each aircraft. With respect to estimated maintenance costs, the Company has found its accruals to be generally accurate, except in two occurrences in which the Company was required to recognize additional expense: (1) a circumstance in 2003 where a defaulted lessee failed to perform substantial maintenance required under the lease and
(2) in 2001, the Company accrued an estimate related to compensation to be paid to the lessee of two aircraft, based on the maintenance-related return provisions of the leases. In the latter circumstance, the two aircraft were returned in 2002, at which time the final amount of compensation was determined and the Company reversed a portion of its accrual, which represented the amount of the Company's estimate in excess of the final amount, resulting in an increase in the Company's earnings.

b.       Impairment of Long-lived Assets

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

e.       Revenue Recognition

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. If the Company deems a portion of operating lease revenue as potentially uncollectible, the Company records an allowance for doubtful accounts.

Results of Operations

a.       Revenues

Operating lease revenue was approximately $392,000 lower in the three months ended March 31, 2004 versus the three months ended March 31, 2003, primarily because of lower lease rates for aircraft re-leased during 2003 and aircraft off lease during 2004. These decreases, totaling approximately $535,000, more than offset the increase of approximately $143,000 which resulted from several aircraft which had been off lease during the first three months of 2003 and which were re-leased beginning in April 2003. Other income was approximately $46,000 higher in the three months ended March 31, 2004 versus the same period in 2003 because of note payments received from a former lessee on a fully reserved note and because, based on the lessee's payment history to date, the Company reversed a portion of the allowance equal to 5% of the note balance. The Company continues to monitor the lessee's payment timeliness and evaluates further reversals of the allowance as the Company deems appropriate.

b.       Expense items

Depreciation and management fees were approximately the same in the three month periods of both years.

Interest expense was approximately $40,000 higher in the three months ended March 31, 2004 versus the three months ended March 31, 2003 as a result of higher average interest rates arising from the renegotiation of the Company's credit facility in the third quarter of 2003, which was partially offset by a lower average outstanding balance on the facility.

Professional fees and general and administrative expenses and insurance expense were approximately the same in the three month periods of both years.

Maintenance expense was approximately $76,000 lower in the three months ended March 31, 2004 compared to the same period in 2003, as a result of accruals in 2003 to prepare aircraft for delivery to new lessees.

Bad debt expense was $100,000 in the three months ended March 31, 2003, versus no such expense in 2004, due to an allowance for doubtful accounts related to amounts due from a lessee for rent and maintenance necessary to meet the return conditions under its lease.

The Company's effective tax rates in the first quarter of 2004 and 2003 were approximately 3% and 20%, respectively. In both periods, the Company recognized approximately the same dollar reduction in tax expense arising from different state tax rates than had been accrued in earlier years. The reduction had a larger percentage effect in the 2004 period as a result of lower federal tax accruals in such period as compared to the 2003 period.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings, special purpose financing and excess cash flow.

a.       Credit facility

In August 2003, the Company reached agreement with its lenders to extend the maturity date of its credit facility from August 28, 2003 to August 31, 2004. The facility bears interest, at the Company's option, at either (i) prime plus a margin of 50 to 150 basis points or (ii) LIBOR plus a margin of 275 to 375 basis points. Both the prime and LIBOR margins are determined by certain financial ratios.

In January 2004, a new bank was added to the Company's credit facility participant group. The new participant agreed to finance $10 million, bringing the Company's credit facility limit to $50 million.

In accordance with the agreement for the credit facility, the Company must maintain compliance with certain financial covenants, such as a requirement for positive quarterly earnings, bank approval of new leases and a net worth ratio. As of March 31, 2004, the Company was in compliance with all covenants, $38,405,000 was outstanding under the credit facility, and interest of $155,940 was accrued. In April 2004, the Company repaid $4,000,000 of the outstanding principal under its credit facility. Based on its current projections, the Company believes it will continue to be in compliance with all covenants of its credit facility. See "Factors That May Affect Future Results - 'Credit Facility Obligations' and 'Risks of Debt Financing'," below.

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

b.       Special purpose financing

In September 2000, the Company acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation, as amended, in the amount of $3,575,000, due April 15, 2006, which bears interest at the rate of one-month LIBOR plus 3%. The note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provides for a six month remarketing period at the expiration or earlier termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is due at the end of the six month period. The balance of the note payable at March 31, 2004 was $2,109,030 and interest of $3,110 was accrued. As of March 31, 2004, the Company was in compliance with all covenants of this note obligation.

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

c.       Cash flow

The Company's primary source of revenue is lease rentals of its aircraft assets. It is the Company's policy to monitor each lessee's needs in periods before leases are due to expire. If it appears that a customer will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. The goal of this procedure is to reduce the time that an asset will be off lease. The Company's aircraft are subject to leases with varying expiration dates through October 2007.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its credit facility, based upon (i) its estimates of future revenues and expenditures and
(ii) the expectation that the credit facility will be renewed on or before expiration. The Company's expectations concerning such cash flows are based on existing lease terms and rents, as well as numerous estimates, including (1) rents on assets to be re-leased, (2) sale proceeds of certain assets currently under lease, (3) the cost and anticipated timing of maintenance to be performed and (4) acquisition of additional aircraft and the lease thereof at favorable lease terms. While the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions. Among the more significant external factors outside the Company's control that could have an impact on the accuracy of cash flow assumptions are (i) lessee non-performance or non-compliance with lease obligations (which may affect credit line collateral limitations as well as revenue and expenses) and (ii) an unexpected deterioration of demand for aircraft equipment beyond what the Company has assumed.

(i)      Operating activities

The Company's cash flow from operations for the three months ended March 31, 2004 versus the three months ended March 31, 2003 decreased by approximately $643,000. The change in cash flow is a result of changes in several cash flow items during the period, including principally the following:

         Lease rents, maintenance reserves and security deposits

Lease rental collections were approximately $210,000 lower in the three months ended March 31, 2004 than in the three months ended March 31, 2003, reflecting lower lease rates for aircraft re-leased during 2003 and aircraft off lease during 2004. These decreases more than offset the increase which resulted from several aircraft which had been off lease during the first three months of 2003 and which were re-leased beginning in April 2003. It is expected that rental rates on aircraft to be re-leased will continue to decline, so that, absent additional acquisitions by the Company, lease rentals for the current portfolio can be expected to decline over the long term.

Payments received from lessees for maintenance reserves increased by approximately $80,000 in the three months ended March 31, 2004 versus the same period in 2003, reflecting principally an increase in usage by lessees of the aircraft that are owned and on lease by the Company.

         Expenditures for maintenance

Expenditures for maintenance were approximately $742,000 more in the three months ended March 31, 2004 than in the three months ended March 31, 2003 as a result of (1) the payment of a portion of maintenance accruals recorded in 2003 in connection with the return of three aircraft from a lessee declared in default of its obligations and (2) amounts paid by the Company for maintenance work which was performed to meet the return conditions of the lease for another aircraft which was returned at lease expiration in 2003. The lessee has entered into an agreement to reimburse the Company for the cost of the maintenance.

         Professional fees and general and administrative

Expenditures for professional fees were approximately $60,000 higher during the three months ended March 31, 2004 as compared to the same period in 2003, principally as a result of higher legal expense related to aircraft re-leased in late 2003 and 2004.

 (ii)    Investing activities

The increase in cash flow used for investing activities from the three months ended March 31, 2003 to the same period in 2004 was primarily due to the addition of equipment to two of the Company's aircraft in 2004, versus no such expenditures in 2003.

(iii)    Financing activities

Cash flow used by financing activities was approximately the same in the three months ended March 31, 2004 and 2003. The Company did not borrow on its credit facility during either period. Repayments of a portion of the Company's notes payable were approximately the same in both periods.

Outlook

The Company continually monitors the financial condition of its lessees in order to minimize the likelihood of significant defaults. In particular, the Company is currently monitoring both the financial position as well as the operations of a startup airline which leases two of its aircraft. In addition, any further weakening in the aircraft industry may affect the performance of lessees that currently appear creditworthy. See "Factors that May Affect Future Results - General Economic Conditions," below.

Although the Company purchased four aircraft in April 2004, in order to increase revenue, additional acquisitions of leased assets will be necessary to offset the anticipated decreased lease rates which will be obtained from the re-lease of the Company's current portfolio.

The Company continues to review its asset valuations in light of the worldwide economic downturn. Although the Company did not make any valuation adjustments during 2003, any future adjustments, if necessary, would negatively affect the Company's financial results and the collateral available for the Company's credit facility. In addition, the Company's periodic review of the adequacy of its maintenance reserves, as well as routine and manufacturer-required maintenance for any off-lease aircraft, may result in changes to estimated maintenance expense, further reducing earnings.

Maintenance on one of the three aircraft which were returned early by a defaulted lessee was completed and the aircraft was delivered to a new lessee in the first quarter of 2004. Maintenance on the other two assets, both of which are DHC-7 aircraft, has begun and is expected to be complete in the second quarter of 2004. The Company anticipates that the cost of the maintenance on these two aircraft will not exceed the accruals recorded in 2003. The Company believes that the aircraft, once ready, will be relatively difficult to remarket based on prior experience with this type of aircraft. Therefore, the Company anticipates that a substantial amount of time may pass before these DHC-7 aircraft return to revenue-generating status. See "Factors that May Affect Future Results - Remarketing of Repossessed Dash 7 Aircraft," below.

As a result of depreciation and collateral restrictions of aircraft leases set to expire in 2004, the Company may be required to make principal repayments under its credit facility. A focus of the Company, therefore, will be on re-leasing aircraft that come off lease to limit the amount of any required repayment. Management believes that the Company will have sufficient cash to fund any required repayments.

The former Brazilian lessee of a Fokker 50 aircraft has agreed to deliver a note, with a principal amount equal to the rent and maintenance in excess of the security deposit held by the Company. The required maintenance has been performed and the Company has determined that the amount of the note will be approximately $700,000. The Company has recorded a $250,000 allowance against the amount receivable and believes this allowance is adequate to cover any shortfall in payment under the note. The Company expects that the note will be signed in the second quarter of 2004.

Factors that May Affect Future Results

Term of Credit Facility. As discussed in "Outlook" above, the term of the credit facility was extended for one year, until August 31, 2004. The Company's longer term viability will depend upon its ability to renew the credit facility at its expiration with the existing or replacement lenders, or to refinance the credit facility using equity or alternative debt financing. There is no assurance that the Company will be able to achieve either alternative prior to the currently scheduled expiration of the credit line on August 31, 2004.

If the Company is not able to renew the credit facility for the full outstanding amount, and cannot find suitable alternative financing, it may be required to repay the outstanding balance, or that portion of the balance for which replacement financing is not obtained. The Company does not have sufficient cash reserves to make a repayment of a significant portion of the outstanding credit facility indebtedness and would be forced to sell assets in order to raise funds to make such repayment. Such sales would likely not be on favorable terms to the Company as the full market value of the assets sold may not be realized by the Company in order to expedite the consummation of the sales.

In any event, if a renewed or replacement facility is not obtained, the Company's future ability to acquire assets will be significantly impaired, as the credit facility is the Company's primary means of financing acquisitions and no other sources of acquisition financing are immediately available. Thus the renewal or replacement of the Company's credit line facility in an amount equal or greater than the current $50 million limit will be critical to the Company's asset and revenue growth.

Credit Facility Obligations. The Company is obligated to make repayment of principal under the credit facility in order to maintain certain debt ratios with respect to its assets in the collateral pool. Assets that come off lease and remain off-lease for a period of time are removed from the collateral pool. The Company believes it will have sufficient cash funds to make any payment that arises due to collateral pool limitations caused by assets coming off lease in the near term. The Company's belief is based on certain assumptions regarding renewal of existing leases, a lack of extraordinary interest rate increases, no lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that the Company's assumptions will turn out to be correct. If the assumptions do not prove to be true (for example, if an asset in the collateral base unexpectedly goes off-lease for an extended period of time) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to deal with the situation, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with covenants or face default on its credit facility.

Concentration of Lessees and Aircraft Type. With the acquisition of four Fokker-50 aircraft on lease to an existing lessee of the Company, the Company's four biggest customers now comprise approximately 64% of the Company's current monthly lease revenue. The lessees, doing business in Taiwan, Sweden, Indonesia and the US, constitute approximately 23%, 19%, 12%, and 11% of the Company's monthly lease revenue, respectively. A lease default by or collection problems with one of these customers could have a disproportionate negative impact on the Company's financial results, and therefore, the Company's operating results will be especially sensitive to any negative developments with respect to these significant customers in terms of lease compliance or collection. Such concentration of lessee credit risk will diminish in the future only if the Company is able to lease additional assets to new lessees.

The acquisition of the four Fokker 50 aircraft also makes this aircraft type the dominant aircraft in the portfolio, constituting 10 of the 28 aircraft in the portfolio. As a result, a change in the desirability and availability of Fokker 50 aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately large impact on the Company's portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of additional Fokker 50 aircraft will increase the Company's risks related to its concentration of aircraft type.

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

General Economic Conditions. The Company's business is dependent upon general economic conditions and the strength of the travel and transportation industry. The industry recently experienced a severe cyclical downturn which began in mid-2001. This downturn was exacerbated by the terrorist attacks of September 11, 2001 and a reduction in airline passenger loads caused by Severe Acute Respiratory Syndrome ("SARS"). As a result, there was an overall severe reduction in air travel and less demand for aircraft capacity by the major air carriers. There are signs that the industry is beginning to recover from the downturn, but it is unclear whether this recovery will be a sustained one. The recovery could be stalled or reversed by any number of events or circumstances, including the global economy slipping back into recession, or specific events related to the air travel industry, such as further weakening of the air carrier or travel industries as a result of terrorist attacks, or an increase in the price of jet fuel, operational or labor costs.

Since regional carriers are generally not as well-capitalized as major air carriers, any economic setback in the industry may result in the increased possibility of an economic failure of one or more of the Company's lessees, particularly since many carriers are undertaking expansion of capacity to accommodate the recovering air passenger traffic. If lessees experience financial difficulties, this could, in turn, affect the Company's financial performance.

During any periods of economic contraction, carriers generally reduce capacity, in response to lower passenger loads, and as a result there is a reduced demand for aircraft and a corresponding decrease in market lease rental rates and aircraft values. This reduced market value for aircraft could affect the Company's results if the market value of an asset or assets in the Company's aircraft portfolio falls below book value, and the Company determines that a write-down of the value on the Company's book is appropriate. Furthermore, as older leases expire and are replaced by lease renewals or re-leases at decreasing lease rates, the lease revenue of the Company on its existing portfolio is likely to decline, with the magnitude of the decline dependent on the length of the downturn and the depth of the decline in market rents.

Economic downturns can affect specific regions of the world exclusively. As the Company's portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases aircraft (e.g. Europe or Asia) could have a significant adverse impact on the Company.

Interest Rate Risk. All of the Company's current credit facility indebtedness carries a floating interest rate based upon either the lender's prime rate or a floating LIBOR rate. Lease rates, generally, but not always, move with interest rates. Because lease rates are fixed at the origination of leases, interest rate increases during the term of a lease have no effect on existing lease payments. Therefore, if interest rates rise significantly, and there is relatively little lease origination by the Company following such rate increases, the Company could experience lower net earnings. The Company has not hedged its interest rate obligations. Consequently, if an interest rate increase were great enough, the Company might not be able to generate sufficient lease revenue to meet its interest payment and other obligations and comply with the net earnings covenant of its credit facility.

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

Item 3. Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls over financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the Report the Company present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Among other matters, the Company sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because item 5 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to the Audit Committee of the Company's Board and to the Company's independent auditors and to report on related matters in this section of the report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, the Company considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

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



* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission ("SEC").
----------

 (b) Reports on Form 8-K

The Company filed a Report on Form 8-K disclosing the Sixth Amendment to Credit Agreement on January 5, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AEROCENTURY CORP.


Date:    May 13, 2004                 By:    /s/ Toni M. Perazzo
                                             -------------------------------
                                             Toni M. Perazzo

                                      Title: Senior Vice President-Finance and
                                             Chief Financial Officer