Form 10QSB
period 2004-06-30
AEROCENTURY CORP
filed 2004-08-11
CIK 1036848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

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


As of August 11, 2004 the Issuer had 1,606,557 Shares of Common Stock outstanding, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes _       No  X
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

Forward-looking statements include: (i) in Item 1 "Financial Statements," statements concerning the Company's expectations with respect to the execution of a promissory note by a former lessee of the Company in the third quarter of 2004; the anticipation that the Company will generate adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet;
(ii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements concerning the Company's belief that it will continue to be in compliance with its credit facility covenants; the Company's belief that it will have adequate cash flow to meet its ongoing operational needs, including credit facility repayments; the Company's belief that its assumptions used to forecast cash flow are reasonable; the Company's expectation regarding the long-term decline of lease rentals from its current portfolio; (iii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements concerning the Company's anticipation with respect to the cost of maintenance on a DHC-7 aircraft; the Company's belief that the DHC-7 aircraft will be difficult to remarket and that a substantial amount of time will pass before the DHC-7 aircraft generate revenue; the Company's belief that it will have sufficient cash to fund any required repayments under its credit facility; and the Company's expectations with respect to the execution of a promissory note by a former lessee of the Company in the third quarter of 2004 and the adequacy of a $250,000 allowance against the estimated amount receivable under such note; and (iv) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," statements regarding the Company's belief that it will have sufficient cash funds to make any payments that are required under the credit facility due to collateral pool limitations; the anticipated increased compliance cost created by the Sarbanes-Oxley Act and the Company's ability to fund such increased costs; the Company's anticipated purchase of used aircraft and concentration on turboprop equipment, the Company's intention to concentrate on future leases to regional air carriers; the Company's belief that overseas markets present opportunities; and the Company's belief that it is competitive because of JMC's experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," including general economic conditions, particularly those that affect the demand for regional aircraft and engines and the financial status of the Company's primary customers, foreign regional passenger airlines; the lack of any further disruptions to the air travel industry similar due to terrorist attacks or wartime hostilities or catastrophic events; the Company's ability to renew and enlarge its credit facility on reasonable business terms at or prior to its expiration; the financial performance of the Company's lessees and their compliance with rental, maintenance and return conditions under their respective leases; the availability of suitable aircraft acquisition transactions in the regional aircraft market; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.       Financial Statements

                                AeroCentury Corp.
                      Condensed Consolidated Balance Sheet
                                    Unaudited

                                     ASSETS

                                                                                      June 30,
                                                                                        2004

Assets:
     Cash and cash equivalents                                                    $     5,641,070
     Accounts receivable, net of allowance for doubtful accounts of $250,000            1,978,110
     Note receivable, net of allowance for doubtful accounts of $391,010                   21,670
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $23,375,650                                 66,392,640
     Prepaid expenses and other                                                           605,180
                                                                                  ---------------

Total assets                                                                      $    74,638,670
                                                                                  ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       429,320
     Notes payable and accrued interest                                                41,803,710
     Maintenance reserves and accrued costs                                             9,053,660
     Security deposits                                                                  1,742,680
     Prepaid rent                                                                         202,250
     Deferred taxes                                                                     2,796,010
                                                                                  ---------------

Total liabilities                                                                      56,027,630
                                                                                  ---------------

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  5,292,300
                                                                                  ---------------
                                                                                       19,115,110
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------

Total stockholders' equity                                                             18,611,040
                                                                                  ---------------

Total liabilities and stockholders' equity                                        $   74,638,670
                                                                                  ===============

The accompanying notes are an integral part of these statements.



                                AeroCentury Corp.
                 Condensed Consolidated Statements of Operations


                                                   For the Six Months                  For the Three Months
                                                     Ended June 30,                       Ended June 30,

                                                 2004              2003               2004                2003
                                                 ----              ----               ----                ----
                                                       Unaudited                             Unaudited
Revenues:

     Operating lease revenue                $    4,317,530    $   4,637,600         $   2,257,730    $    2,185,660
     Other income                                  114,300           45,360                44,070            21,430
                                            --------------    -------------         -------------    --------------

                                                 4,431,830        4,682,960             2,301,800         2,207,090
                                            --------------    -------------         -------------    --------------
Expenses:
     Depreciation                                1,744,360        1,680,110               899,290           839,310
     Interest                                    1,124,090          952,670               572,940           441,670
     Management fees                               959,410          967,630               496,630           480,560
     Professional fees and
        general and administrative                 294,130          298,960               152,950           154,670
     Insurance                                     123,220          119,280                49,200            47,800

     Maintenance                                    92,980        1,837,980                68,200         1,736,980
     Bad debt expense                                    -        1,049,910                     -           949,910
                                            --------------    -------------         -------------    --------------

                                                 4,338,190        6,906,540             2,239,210         4,650,900
                                            --------------    -------------         -------------    --------------

Income/(loss) before taxes                          93,640      (2,223,580)                62,590       (2,443,810)

Tax provision/(benefit)                             13,410        (807,490)                12,480         (852,610)
                                            --------------    -------------         -------------    --------------

Net income/(loss)                           $       80,230    $ (1,416,090)         $      50,110    $  (1,591,200)
                                            ==============    =============         =============    ==============

Weighted average common
     shares outstanding                          1,543,257        1,543,257             1,543,257         1,543,257
                                            ==============    =============         =============    ==============

Basic earnings/(loss) per share             $         0.05    $      (0.92)         $        0.03    $       (1.03)
                                            ==============    =============         =============    ==============

The accompanying notes are an integral part of these statements.


                                AeroCentury Corp.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                 For the Six Months Ended June 30,

                                                                                      2004                2003
                                                                                      ----                ----

Net cash provided by operating activities                                       $     1,871,960    $      2,028,420
                                                                                ---------------    ----------------

Investing activities:
   Payments received on note receivable                                                       -              17,600
   Purchase of aircraft and aircraft engines                                        (5,985,590)                   -
                                                                                ---------------    ----------------
Net cash (used)/provided by investing activities                                    (5,985,590)              17,600
                                                                                ---------------    ----------------

Financing activities:
   Issuance of notes payable                                                          5,200,000                   -
   Repayment of notes payable                                                       (4,893,930)         (1,723,030)
                                                                                ---------------    ----------------
Net cash provided/(used) by financing activities                                        306,070         (1,723,030)
                                                                                ---------------    ----------------

Net (decrease)/increase in cash and cash equivalents                                (3,807,560)             322,990

Cash and cash equivalents, beginning of period                                        9,448,630           8,796,000
                                                                                ---------------    ----------------

Cash and cash equivalents, end of period                                        $     5,641,070    $      9,118,990
                                                                                ===============    ================

During the six months ended June 30, 2004 and 2003, the Company paid interest totaling $1,095,640 and $1,140,950, respectively, and income taxes totaling $680 and $175,200, respectively.

The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
                                    Unaudited

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

(e)      Impairment of Long-lived Assets

         The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Such review necessitates estimates of current market values, re-lease rents, residual values and component values. The estimates are based on currently available market data and are subject to fluctuation from time to time. The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
                                    Unaudited

1.       Organization and Summary of Significant Accounting Policies (continued)

(f)      Loan Commitment and Related Fees

         To the extent that the Company is required to pay loan commitment fees and legal fees in order to secure debt, such fees are amortized over the life of the related loan.

(g)      Maintenance Reserves and Accrued Costs and  Security Deposits

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. The accompanying balance sheet reflects liabilities for maintenance reserves and accrued costs, which include refundable and non-refundable maintenance payments received from lessees, as well as security deposits received from lessees. At June 30, 2004, the Company had accrued liabilities for refundable maintenance reserves of $399,950, non-refundable maintenance reserves of $7,822,900 and security deposits of $1,742,680.

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

         The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease, as well as the condition of the aircraft upon return or inspection. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At June 30, 2004, the Company had accrued maintenance costs, in excess of reserve amounts received under the leases, of approximately $830,810 related to several of its aircraft.

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

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
                                    Unaudited

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

(k)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the three months and six months ended June 30, 2004 and 2003.

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

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
                                    Unaudited

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

         SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was effective for exit or disposal activities that were initiated after December 31, 2002. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for under Emerging Issues Task Force ("EITF") No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The adoption of this pronouncement had no effect on the Company's financial statements.

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

(m)      Reclassifications

         Certain amounts previously classified as deposits in the accompanying 2003 unaudited condensed consolidated financial statements have been reclassified to cash and cash equivalents in order to conform to the presentation of the 2004 unaudited condensed consolidated financial statements.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
                                    Unaudited

2.       Aircraft and Aircraft Engines On Operating Leases

         At June 30, 2004, the Company owned five deHavilland DHC-8s, two deHavilland DHC-7s, three deHavilland DHC-6s, one Fairchild Metro III, two Shorts SD 3-60s, ten Fokker 50s, two Saab 340As and 26 turboprop engines. The Company acquired four aircraft during the second quarter of 2004. The Company did not sell any aircraft during the first six months of 2004. As discussed in
Note 7, the Company sold one aircraft and purchased one aircraft in July 2004.

         During the second quarter of 2004:

         The Company purchased four Fokker 50s and leased them to a regional carrier which also leases two of the Company's other Fokker 50 aircraft. In connection with the purchase, the leases for the two original aircraft were extended. The six aircraft have lease terms which vary from 18 to 30 months.

         The lease for one of the Company's deHavilland DHC-6 aircraft was extended for two years, through April 2006.

         The leases for two of the Company's other deHavilland DHC-6 aircraft were extended from their expiration dates of April 2004 and June 2004 to July 2004. In the third quarter of 2004, the leases were extended for 60 months, through July 2009.

         One of the Company's Shorts SD 3-60 aircraft was returned by the lessee, after expiration of the lease. The Company is seeking re-lease opportunities for this aircraft.

         The lease for 24 of the Company's turboprop engines was extended from April 2004 through June 2004 and subsequently extended through December 2004.

         The Company received notice from the lessee of its Fairchild Metro III aircraft that the lessee had filed for bankruptcy protection in Canada. The lessee has informed the Company that it intends to pay all amounts due after the filing date. At June 30, 2004, the lessee owed maintenance reserves of $11,320 attributable to periods before that date. The Company holds a security deposit of $25,890 from the lessee.

         At June 30, 2004, two of the Company's aircraft and two of its turboprop engines were off-lease. As discussed in Note 7, in July 2004, the Company sold one aircraft and signed a term sheet for the sale of an engine. The Company is seeking re-lease or sale opportunities for the remaining off-lease aircraft and engine.

         The lease for one of the Company's Fokker 50 aircraft expired in September 2002, but the lessee was obligated under the lease to continue to pay rent until certain return conditions were met. The Company and the lessee have agreed to certain terms and conditions regarding the return of the aircraft and the amounts owed by the lessee. Although the Company held a security deposit from this lessee, the amount of the deposit was not sufficient to pay the rent accrued through the return date and reimburse the Company for maintenance work which has been performed to meet the return conditions of the lease. The lessee has agreed to deliver a note in 2004, with a principal amount equal to the rent and maintenance in excess of the security deposit. The required maintenance has been performed and the Company has determined that the amount of the note should be approximately $780,000. The Company has recorded a $250,000 allowance against the amount receivable and believes that such allowance is adequate to cover any shortfall in payment under the note. The Company expects that the note will be signed in the third quarter of 2004. The aircraft was delivered to a new lessee in September 2003.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
                                    Unaudited

2.       Aircraft and Aircraft Engines On Operating Leases (continued)

         At June 30, 2004, the lessee of two of the Company's Fokker 50 aircraft owed rent and maintenance reserves totaling $558,220 to the Company. In July 2004, the Company and the lessee signed lease amendments which provide for repayment of the arrearage in two payments in July and August 2004, a reduction of the rent beginning in July 2004, combined with a deferral to 2005 of a portion of the rent due through 2004, and the extension of the leases for 24 months, through October 2008 and December 2007. The Company received the first arrearage payment in July 2004.

3.       Note Receivable

         During the third quarter of 2003, the Company's two DHC-7 aircraft were returned to the Company by a defaulted lessee, and a settlement agreement was reached with the lessee in the amount of $500,000. The lessee paid $20,000 to the Company at the time of the settlement and signed a note in the amount of $480,000. The Company recorded an allowance for the full amount of the note and recorded income as note payments were received. The Company has entered into an agreement with a third party, who assisted the Company in the protection, management and recovery of the Company's assets from the lessee, which provides that the third party receives 40% of all amounts collected under the note. In the first quarter of 2004, based on the lessee's timely payment history on the note thus far, the Company reversed 5% of the remaining allowance and recorded it as income. The Company also recorded the related expense for the amount payable to the third party. The Company will continue to monitor the lessee's payment history and may reverse additional portions of the allowance as the Company deems appropriate.

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

         In April and July 2004, the Company repaid $4,000,000 and $300,000 of the outstanding principal under its credit facility.

         In accordance with the agreement for the credit facility, the Company must maintain compliance with certain financial covenants, such as a requirement for positive quarterly earnings, bank approval of new leases and a net worth ratio. As of June 30, 2004, the Company was in compliance with all covenants, $39,605,000 was outstanding under the credit facility, and interest of $159,700 was accrued.

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

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
                                    Unaudited

4.       Notes Payable and Accrued Interest (continued)

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

         Even if the Company is able to successfully sell a portion of its assets and use the proceeds to repay the credit line facility, if a renewed or replacement facility is not obtained, the Company's future ability to acquire assets would be significantly impaired, as the credit facility is the Company's primary means of financing acquisitions and no other sources of acquisition financing are immediately available. Thus the renewal or replacement of the Company's credit line facility in an amount equal to or greater than the current $50 million limit will be critical to the Company's future operations.


(b)      Special purpose financing

         In September 2000, the Company acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation, as amended, in the amount of $3,575,000, due April 15, 2006, which bears interest at the rate of one-month LIBOR plus 3%. The note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provides for a six month remarketing period at the expiration or earlier termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is due at the end of the six month period. The balance of the note payable at June 30, 2004 was $2,036,670 and interest of $2,340 was accrued. As of June 30, 2004, the Company was in compliance with all covenants of this note obligation.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
                                    Unaudited

5.       Income Taxes

         The items comprising income tax expense/(benefit) are as follows:

                                                                               For the Six Months Ended June 30,

                                                                                    2004                2003
                                                                                    ----                ----
         Current tax provision:
              Federal                                                        $              -    $       185,660
              State                                                                     1,850             11,260
                                                                             ----------------    ---------------
              Current tax provision                                                     1,850            196,920
                                                                             ----------------    ---------------

         Deferred tax provision/(benefit):
              Federal                                                                  31,210          (945,170)
              State                                                                  (19,650)           (59,240)
                                                                             ----------------    ---------------
              Deferred tax provision/(benefit)                                         11,560        (1,004,410)
                                                                             ----------------    ---------------
         Total provision/(benefit) for income taxes                          $         13,410    $     (807,490)
                                                                             ================    ===============

         Total income tax expense/(benefit) differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                               For the Six Months Ended June 30,
                                                                                    2004                2003
                                                                                    ----                ----
         Income tax expense/ at statutory federal income tax rate            $         31,840    $     (756,020)
         State tax expense, net of federal benefit                                      1,350            (9,750)
         Tax rate differences                                                        (19,780)           (41,720)
                                                                             ----------------    ---------------
         Total income tax expense                                            $         13,410    $     (807,490)
                                                                             ================    ===============

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
                                    Unaudited

5.       Income Taxes (continued)

         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of June 30, 2004 are as follows:

         Deferred tax assets:
              Bad debt allowance                                             $        220,160
              Deferred maintenance                                                    366,780
              Maintenance reserves                                                  2,585,940
              Net operating loss carryovers                                           228,840
              Prepaid rent and other                                                   69,740
                                                                             ----------------
                  Deferred tax assets                                               3,471,460
         Deferred tax liabilities:
              Depreciation on aircraft and aircraft engines                       (6,028,260)
              Unearned income                                                        (51,110)
              Other                                                                 (188,100)
                                                                             ----------------
                  Net deferred tax liabilities                               $    (2,796,010)
                                                                             ================

         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet. Net operating loss carryovers may be carried forward twenty years and begin to expire in 2024.

 6.      Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $959,410 and $967,630 during the six months ended June 30, 2004 and 2003, respectively. The Company paid an acquisition fee of $260,000 to JMC in April 2004 in connection with the Company's purchase of four aircraft. Because the Company did not acquire any aircraft during the first six months of 2003, no acquisition fees were paid to JMC. No remarketing fees were accrued to JMC during the first six months of 2004 or 2003.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
                                    Unaudited

7.       Subsequent Events

         In July 2004, the Company sold one of its DHC-7 aircraft. The Company recorded a loss of approximately $68,000 in connection with the sale and paid a remarketing fee of $46,500 to JMC. The Company is disputing an overcharge of approximately $66,000 of maintenance charges for the aircraft with the vendor. The Company is negotiating a reduction of all or part of this amount, which reduction would decrease the loss on sale.

         In July 2004, the Company used cash to purchase a DHC-8-aircraft, which is on lease to a regional airline in the Caribbean for a term expiring in November 2007. The Company's banks are in the process of reviewing the transaction for inclusion in the credit facility borrowing base.

         As discussed in Note 2, the leases for four of the Company's aircraft and 24 of its turboprop engines were extended to various dates.

         In July 2004, the Company repaid $300,000 of the outstanding principal under its credit facility.

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

b.       Impairment of Long-lived Assets

The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Such review necessitates estimates of current market values, re-lease rents, residual values and component values. The estimates are based on currently available market data and third-party appraisals and are subject to fluctuation from time to time. The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur.

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

Results of Operations

a.       Revenues

Operating lease revenue was approximately $320,000 lower in the six months ended June 30, 2004, versus the same period in 2003, primarily because of lower overall lease rates and certain aircraft off-lease during 2004. These decreases, totaling approximately $812,000, were partially offset by an increase of approximately $492,000 resulting from aircraft purchased during April 2004 and the re-lease in 2003 and 2004 of several aircraft which had been off lease in early 2003. Operating lease revenue was approximately $72,000 higher in the three months ended June 30, 2004 versus 2003 primarily because of the combined effect, totaling approximately $412,000, of operating lease revenue from aircraft purchased during April 2004 and the re-lease in 2003 and 2004 of several aircraft which had been off lease in the second quarter of 2003 or leased at lower rates in 2003. These increases were partially offset by lower lease rates for aircraft re-leased since June 30, 2003 and aircraft off-lease during the second quarter of 2004, the effect of which was a total of approximately $340,000. Other income was approximately $69,000 and $23,000 higher in the six months and three months, respectively, ended June 30, 2004 versus the same periods in 2003 because of note payments received from a former lessee on a fully reserved note and because, in the first quarter of 2004, based on the lessee's payment history to date, the Company reversed a portion of the allowance equal to 5% of the note balance. The Company continues to monitor the lessee's payment timeliness and evaluates further reversals of the allowance as the Company deems appropriate.

b.       Expense items

Depreciation was approximately $64,000 and $60,000 higher in the six months and three months ended June 30, 2004 versus the same periods in 2003, respectively, primarily because of the purchase of four aircraft in April 2004.

Interest expense was approximately $171,000 and $131,000 higher in the six months and three months ended June 30, 2004, respectively, versus the same periods in 2003 primarily as a result of higher average interest rates arising from the renegotiation of the Company's credit facility in the third quarter of 2003.

Management fees were approximately $8,000 lower in the six month period of 2004 as a result of normal portfolio depreciation which was only partially offset by the effect of the aircraft purchased in April 2004. Management fees were approximately $16,000 higher in the three month period of 2004 as a result of the April 2004 purchases.

Professional fees and general and administrative expenses and insurance expense were approximately the same in the six month and three month periods of both years.

Maintenance expense was approximately $1,745,000 and $1,669,000 lower in the six month and three month periods, respectively, in 2004 versus 2003, primarily as a result of the default on three leases and subsequent return of the aircraft by a Haitian carrier in 2003 and the maintenance required to make the aircraft ready for re-lease or sale.

Bad debt expense was $1,050,000 and $950,000 lower in the six month and three month periods, respectively of 2004 versus 2003 due to amounts written off in connection with the Haitian default described above, as well as a write-off of accrued rent and estimated maintenance work performed in connection with the end-of-lease return of an aircraft from a Brazilian regional air carrier in 2003.

The Company's effective tax rates in the six months ended June 30, 2004 and 2003 were approximately 14% and 36%, respectively. The change in rate was primarily a result of the recognition of tax benefits relating to different state tax rates than had been accrued in prior years. Since the Company incurred a loss for the six month period ended June 30, 2003, the recognition of the tax benefits related to reduced state tax rates increased the Company's tax benefit from the loss and its effective tax rate. In contrast, the Company had income for the six month period ended June 30, 2004, so that the recognition of tax benefits related to the reduced state tax rates decreased the Company's effective tax rate. For the three month period ending June 30, 2004 and 2003 the Company's effective tax rates were 20% and 35%, respectively. Since the Company incurred a loss for the three month period ended June 30, 2003 the recognition of the tax benefits related to reduced state tax rates increased the Company's tax benefit from the loss and its effective tax rate for the three month period. Conversely, the Company had income for the three month period ended June 30, 2004, so that the recognition of tax benefits related to the reduced state tax rates decreased the Company's effective tax rate for the three month period.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings, special purpose financing and excess cash flow.

a.       Credit facility

In August 2003, the Company reached agreement with its lenders to extend the maturity date of its credit facility from August 28, 2003 to August 31, 2004. The facility bears interest, at the Company's option, at either (i) prime plus a margin of 50 to 150 basis points or (ii) LIBOR plus a margin of 275 to 375 basis points. Both the prime and LIBOR margins are determined by certain financial ratios. Because the Company's credit facility expires August 31, 2004, the Company currently pays interest based on the prime rate.

In January 2004, a new bank was added to the Company's credit facility participant group. The new participant agreed to finance $10 million, bringing the Company's credit facility limit to $50 million.

In accordance with the agreement for the credit facility, the Company must maintain compliance with certain financial covenants, such as a requirement for positive quarterly earnings, bank approval of new leases and a net worth ratio. As of June 30, 2004, the Company was in compliance with all covenants, $39,605,000 was outstanding under the credit facility, and interest of $159,700 was accrued. In April and July 2004, the Company repaid $4,000,000 and $300,000, respectively, of the outstanding principal under its credit facility. Based on its current projections, the Company believes it will continue to be in compliance with all covenants of its credit facility, but there can be no assurance that the Company will do so. See "Factors That May Affect Future Results - 'Credit Facility Obligations' and 'Risks of Debt Financing'," below.

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

b.       Special purpose financing

In September 2000, the Company acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation, as amended, in the amount of $3,575,000, due April 15, 2006, which bears interest at the rate of one-month LIBOR plus 3%. The note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provides for a six month remarketing period at the expiration or earlier termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is due at the end of the six month period. The balance of the note payable at June 30, 2004 was $2,036,670 and interest of $2,340 was accrued. As of June 30, 2004, the Company was in compliance with all covenants of this note obligation.

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

c.       Cash flow

The Company's primary source of revenue is lease rentals of its aircraft assets. It is the Company's policy to monitor each lessee's needs in periods before leases are due to expire. If it appears that a customer will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. The goal of this procedure is to reduce the time that an asset will be off lease. The Company's aircraft are subject to leases with varying expiration dates through July 2009.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its credit facility, based upon (i) its estimates of future revenues and expenditures and
(ii) the expectation that the credit facility will be renewed on or before expiration. The Company's expectations concerning such cash flows are based on existing lease terms and rents, as well as numerous estimates, including (1) rents on assets to be re-leased, (2) sale proceeds of certain assets currently under lease, (3) the cost and anticipated timing of maintenance to be performed and (4) acquisition of additional aircraft and the lease thereof at favorable lease terms. While the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions. Among the more significant external factors outside the Company's control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company's GAAP profitability and causes the Company to violate covenants of its credit facility, requiring repayment of some or all of the amounts outstanding under its credit facility, (ii) lessee non-performance or non-compliance with lease obligations (which may affect credit line collateral limitations as well as revenue and expenses) and (iii) an unexpected deterioration of demand for aircraft equipment beyond what the Company has assumed.

(i)      Operating activities

The Company's cash flow from operations for the six months ended June 30, 2004 versus the six months ended June 30, 2003 decreased by approximately $156,000. The change in cash flow is a result of changes in several cash flow items during the period, including principally the following:

         Lease rents, maintenance reserves and security deposits

Lease rental collections were approximately the same in the six months ended June 30, 2004 versus the six months ended June 30, 2003. It is expected that rental rates on aircraft to be re-leased will continue to decline, so that, absent additional acquisitions by the Company, lease rentals for the current portfolio can be expected to decline over the long term.

Payments received from lessees for maintenance reserves increased by approximately $110,000 in the six months ended June 30, 2004 versus the same period in 2003, reflecting principally an increase in usage by lessees of the aircraft that are owned and on lease by the Company. Security deposits collected from lessees increased by approximately $180,000 in 2004 primarily as a result of the deposit received from the purchaser of one of the Company's DHC-7 aircraft, which was sold in July 2004, and the deposits received in connection with the purchase of four aircraft in April 2004.

         Expenditures for maintenance

Expenditures for maintenance were approximately $430,000 more in the six months ended June 30, 2004 than in the six months ended June 30, 2003 primarily as a result of the payment of a portion of maintenance accruals recorded in 2003 in connection with the return of three aircraft from a lessee declared in default of its obligations.

         Professional fees and general and administrative and aircraft insurance

Expenditures for professional fees were approximately $120,000 higher during the six months ended June 30, 2004 as compared to the same period in 2003, principally as a result of higher legal expense related to aircraft re-leased in late 2003 and 2004. Expenditures for aircraft insurance increased by approximately $220,000 in 2004 versus 2003, primarily as a result of higher prepayments, which are based on the Company's off-lease aircraft at the time of the policy's renewal in April of each year, due under the Company's insurance policy. Actual insurance expense depends on the aircraft which are off lease in any given period.

         Expenditures for interest

Expenditures for interest expense decreased by approximately $70,000 in the six months ended June 30, 2004 versus the six months ended June 30, 2003. Although interest expense increased from 2003 to 2004 as a result of the renegotiation of the Company's credit facility in the third quarter of 2003, the increased payment was a result of the Company having higher accrued interest at the end of 2002 versus 2003, which amount was paid during 2003. Interest expenditures in future periods will be a product of prevailing interest rates and the outstanding principal balance on financings, which may be influenced by future acquisitions and/or required repayments resulting from changes in the collateral base.

         Income taxes

Current income tax payments decreased by approximately $173,000, as a result of decreased taxable income, resulting from increased depreciation on aircraft acquired in 2004, increased interest deductions primarily as a result of higher average interest rates arising from the renegotiation of the Company's credit facility in the third quarter of 2003, and increased maintenance expense related to off-lease aircraft. In addition, decreased lease revenue during 2004 contributed to the decrease in taxable income. The effect of these items was partially offset by a decrease in bad debt expense from year to year.

(ii)     Investing activities

The increase in cash flow used for investing activities for the six months ended June 30, 2003 versus the same period in 2004 was primarily due to the Company's purchase of four aircraft in April 2004.

(iii)    Financing activities

Although the Company borrowed $5,200,000 on its credit facility to fund the purchase of four aircraft in April 2004, it also repaid approximately $3,171,000 more of its outstanding debt in the six months ended June 30, 2004 than it repaid in 2003, resulting in an increase in cash provided by financing activities of approximately $2,029,000.

Outlook

The Company continually monitors the financial condition of its lessees in order to minimize the likelihood of significant defaults. In particular, the Company is currently monitoring (i) both the financial position as well as the operations of a startup airline which leases two of its aircraft, (ii) the reorganization efforts of a lessee of another of its aircraft that has recently filed a reorganization plan, and (iii) the performance of a lessee of two of the Company's aircraft, the leases for which were recently amended to remedy an arrearage of rent. Any further weakening in the aircraft industry may also affect the performance of lessees that currently appear creditworthy. See "Factors that May Affect Future Results - General Economic Conditions," below.

Although the Company purchased four aircraft in April 2004 and one aircraft in July 2004, additional acquisitions of leased assets will be necessary to offset the anticipated decreased lease rates which will result from the re-lease of the Company's current portfolio. The Company's banks are in the process of reviewing the July acquisition transaction for inclusion of the purchased aircraft in the credit facility collateral base. Until the banks approve the acquired aircraft for inclusion in the collateral base, the Company's ability to borrow could be affected, which would affect the Company's results.

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

Maintenance on one of the three aircraft which were returned early by a defaulted lessee was completed and the aircraft was delivered to a new lessee in the first quarter of 2004. Maintenance on one of the other two returned assets, both of which are DHC-7 aircraft, was completed in the third quarter of 2004 and the aircraft was sold. Maintenance on the second DHC-7 aircraft has begun and is expected to be complete in the third quarter of 2004. In the second quarter of 2004, the Company accrued an additional $20,000 for maintenance to be performed on this aircraft and believes that the total accrued to date is sufficient. The Company believes that the aircraft, once ready, will be relatively difficult to remarket based on prior experience with this type of aircraft. Therefore, the Company anticipates that a substantial amount of time may pass before this aircraft returns to revenue-generating status. See "Factors that May Affect Future Results - Remarketing of Repossessed Dash 7 Aircraft," below.

As a result of depreciation and collateral restrictions of aircraft leases expiring in 2004, the Company may be required to make principal repayments under its credit facility. A focus of the Company, therefore, will be on re-leasing aircraft that come off lease to limit the amount of any required repayment. Management believes that the Company will have sufficient cash to fund any required repayments.

The former Brazilian lessee of a Fokker 50 aircraft has agreed to deliver a note, with a principal amount equal to the rent and maintenance in excess of the security deposit held by the Company. The required maintenance has been performed and the Company has determined that the amount of the note should be approximately $780,000. The Company has recorded a $250,000 allowance against the amount receivable and believes this allowance is adequate to cover any shortfall in payment under the note. The Company expects that the note will be signed in the third quarter of 2004.

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

In any event, if a renewed or replacement facility is not obtained, the Company's future ability to acquire assets will be significantly impaired, as the credit facility is the Company's primary means of financing acquisitions and no other sources of acquisition financing are immediately available. Thus the renewal or replacement of the Company's credit line facility in an amount equal or greater than the current $50 million limit will be critical to the Company's asset and revenue growth. The approval of the banks for the inclusion of the aircraft purchased by the Company in July 2004 in the credit facility collateral base will be a critical factor in the Company's ability to acquire additional assets in the short term. If such approval is not received, it is likely the Company will not be able to acquire any assets unless the credit facility is enlarged. See "Outlook," above.

Credit Facility Obligations. The Company is obligated to make repayment of principal under the credit facility in order to maintain certain debt ratios with respect to its assets in the collateral pool. Assets that come off lease and remain off-lease for a period of time are removed from the collateral pool. The Company believes it will have sufficient cash funds to make any payment that arises due to collateral pool limitations caused by assets coming off lease in the near term. The Company's belief is based on certain assumptions regarding renewal of existing leases, a lack of extraordinary interest rate increases, continuing GAAP profitability, no lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry.

An increase in interest rates, among other factors, that negatively affects the Company's GAAP profitability may cause non-compliance by the Company with financial covenants of its credit facility, which, unless waived or amended, could require the Company to make a principal repayment off the outstanding balance, or that portion of the balance for which replacement financing is not obtained. For example, during June 2003, the Company was not in compliance with a financial ratio covenant of its credit facility, which was waived by the lenders of the credit facility as part of the renewal agreement of the credit facility entered into in August 2003. See "Liquidity and Capital Resources - a. Credit facility," above.

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

Concentration of Lessees and Aircraft Type. The Company's three biggest customers now comprise approximately 47% of the Company's current monthly lease revenue. The lessees, doing business in Taiwan, Sweden and the US, constitute approximately 20%, 17% and 10% of the Company's monthly lease revenue, respectively. A lease default by or collection problems with one of these customers could have a disproportionate negative impact on the Company's financial results, and therefore, the Company's operating results will be especially sensitive to any negative developments with respect to these significant customers in terms of lease compliance or collection. Such concentration of lessee credit risk will diminish in the future only if the Company is able to lease additional assets to new lessees.

The acquisition of the four Fokker 50 aircraft also makes this aircraft type the dominant aircraft in the portfolio, constituting 10 of the 25 aircraft in the portfolio. As a result, a change in the desirability and availability of Fokker 50 aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately large impact on the Company's portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of additional Fokker 50 aircraft will increase the Company's risks related to its concentration of aircraft type.

Remarketing of Repossessed Dash 7 Aircraft. In 2003, the Company repossessed two deHavilland DHC-7 aircraft from a Haitian lessee, one of which was sold in July 2004. The remaining DHC-7 is a special purpose aircraft with short take-off and landing abilities, which makes it attractive to specific niche operators. Because it has four engines, however, it is relatively more expensive to operate than two- engine 50-passenger turboprop aircraft and, therefore, unattractive to operators who do not require the aircraft's special characteristics. Thus, it has been the Company's experience that the remarketing period for DHC-7 aircraft may be significantly longer than for other similar turboprop aircraft. Consequently, a significant amount of time may pass before the DHC-7 aircraft begins to generate cash flow and contribute to earnings for the Company either through a re-lease or sale of the aircraft.

Increased Compliance Costs. Due to new Sarbanes-Oxley requirements applicable to the Company by December 2005 relating to internal controls and auditors' responsibilities to review and opine on those controls, the Company anticipates that the fees and expenses in connection with audit services are likely to significantly increase. The increase will generally arise from increased auditor responsibilities as well as an increased scope of examination of the Company which will broaden to include the Company's internal controls. Audit fees are expected to increase by approximately 100% and there may be additional costs arising from mandated testing of internal controls that will begin to take place in 2005 and be performed on a continual basis thereafter. The Company does not have an exact figure on the increased costs, as this amount can only be determined as the Company proceeds further with its analysis of current internal controls. The Company, however, anticipates that it will have sufficient funds to pay for the increased compliance cost.

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

General Economic Conditions. The Company's business is dependent upon general economic conditions and the strength of the travel and transportation industry. The industry recently experienced a severe cyclical downturn which began in mid-2001. This downturn was exacerbated by the terrorist attacks of September 11, 2001 and a reduction in airline passenger loads caused by Severe Acute Respiratory Syndrome ("SARS"). As a result, there was an overall significant reduction in air travel and less demand for aircraft capacity by the major air carriers. There are signs that the industry is beginning to recover from the downturn, but it is unclear whether this recovery will be a sustained one. The recovery could be stalled or reversed by any number of events or circumstances, including the global economy slipping back into recession, or specific events related to the air travel industry, such as further weakening of the air carrier or travel industries as a result of terrorist attacks, or an increase in the price of jet fuel, operational or labor costs.

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

During any periods of economic contraction, carriers generally reduce capacity, in response to lower passenger loads, and as a result there is a reduced demand for aircraft and a corresponding decrease in market lease rental rates and aircraft values. This reduced market value for aircraft could affect the Company's results if the market value of an asset or assets in the Company's aircraft portfolio falls below book value, and the Company determines that a write-down of the value on the Company's balance sheet is appropriate. Furthermore, as older leases expire and are replaced by lease renewals or re-leases at decreasing lease rates, the lease revenue of the Company on its existing portfolio is likely to decline, with the magnitude of the decline dependent on the length of the downturn and the depth of the decline in market rents.

Economic downturns can affect specific regions of the world exclusively. As the Company's portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases aircraft (e.g., Europe or Asia) could have a significant adverse impact on the Company.

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

In the first quarter of 2002, AeroCentury IV defaulted on certain obligations to noteholders. In June 2002, the indenture trustee for AeroCentury IV's noteholders repossessed AeroCentury IV's assets and took over management of AeroCentury IV's remaining assets. JetFleet III defaulted on its Bond obligation of $11,076,350 in May 2004. The indenture trustee for JetFleet III bondholders repossessed JetFleet III's unsold assets in late May 2004.

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

                                     PART II
                                OTHER Information


Item 4.  Submission of Matters to a Vote of Security Holders

On April 29, 2004, the Company held its annual stockholder's meeting in San Carlos, California. At that meeting, Neal D. Crispin and Evan M. Wallach were re-elected to the Board of Directors.

The vote tally was as follows:

                                FOR ELECTION                   WITHHELD

Mr. Wallach                        1,177,610                     10,020
Mr. Crispin                        1,177,113                     10,517

The stockholders also confirmed the appointment of PricewaterhouseCoopers LLP as auditors of the Company.

The vote was as follows:

In Favor                           1,174,195
Against                                3,325
Abstain                               10,110

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



* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission ("SEC").
----------

 (b) Reports on Form 8-K

The Company furnished a Report on Form 8-K disclosing the first quarter earnings release on April 28, 2004.

The Company filed a Report on Form 8-K disclosing the resignation of Maurice J. Averay from, and the appointment of Thomas G. Hiniker to, the Company's Board of Directors on June 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AEROCENTURY CORP.


Date:    August 11, 2004              By:    /s/ Toni M. Perazzo
                                             -------------------------------
                                             Toni M. Perazzo

                                      Title: Senior Vice President-Finance and
                                                 Chief Financial Officer