Form 10QSB
period 2004-09-30
AEROCENTURY CORP
filed 2004-11-12
CIK 1036848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

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

As of November 12, 2004 the Issuer had 1,606,557 Shares of Common Stock outstanding, of which 63,300 are held as Treasury Stock.

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

Forward-looking statements include: (i) in Item 1 "Financial Statements," statements concerning the Company's anticipation that the Company will generate adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet; the expected sale of a Metro III aircraft in the fourth quarter of 2004; (ii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements concerning the Company's belief that it will continue to be in compliance with its credit facility covenants after September 30, 2004; the Company's belief that it will have adequate cash flow to meet its ongoing operational needs, including credit facility repayments; the Company's belief that its assumptions used to forecast cash flow are reasonable; the Company's expectation regarding the long-term decline of lease rentals from its current portfolio; (iii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements concerning the Company's anticipation with respect to approval by the lenders of a July 2004 aircraft acquisition for inclusion in the collateral base; the expected time for completion of maintenance on the DHC-7 aircraft; the Company's belief that the DHC-7 aircraft will be difficult to remarket and that a substantial amount of time will pass before the DHC-7 aircraft generate revenue; and the adequacy of a $250,000 allowance against the estimated amount receivable under a note signed by a defaulting lessee; and (iv) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," statements regarding the Company's belief that it will have sufficient cash funds to make any payments that are required under the credit facility due to collateral pool limitations; the anticipated increased compliance cost created by the Sarbanes-Oxley Act and the Company's ability to fund such increased costs; the Company's anticipated purchase of used aircraft and concentration on turboprop equipment, the Company's intention to concentrate on future leases to regional air carriers; the Company's belief that overseas markets present opportunities; and the Company's belief that it is competitive because of JMC's experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," including general economic conditions, particularly those that affect the demand for regional aircraft and engines and the financial status of the Company's primary customers, foreign regional passenger airlines; the further disruptions to the air travel industry similar due to terrorist attacks or wartime hostilities or catastrophic events; increasing jet fuel costs that weaken the financial health of air carrier; the Company's ability to renew and enlarge its credit facility on reasonable business terms at or prior to its expiration; the financial performance of the Company's lessees and their compliance with rental, maintenance and return conditions under their respective leases; the availability of suitable aircraft acquisition transactions in the regional aircraft market; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.       Financial Statements

                                AeroCentury Corp.
                      Condensed Consolidated Balance Sheet
                                    Unaudited

                                     ASSETS




                                                                                    September 30,
                                                                                        2004
                                                                                        ----

Assets:
     Cash and cash equivalents                                                    $     3,656,130
     Accounts receivable, net of allowance for doubtful accounts of $250,000            1,265,790
     Note receivable, net of allowance for doubtful accounts of $195,800                  195,800
     Aircraft and aircraft engines on operating leases,
        net of accumulated depreciation of $19,031,030                                 67,204,430
     Prepaid expenses and other                                                           404,120
                                                                                  ---------------

Total assets                                                                      $    72,726,270
                                                                                  ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       643,100
     Notes payable and accrued interest                                                40,433,360
     Maintenance reserves and accrued costs                                             9,739,750
     Security deposits                                                                  1,297,150
     Prepaid rent                                                                         185,130
     Deferred taxes                                                                     2,373,970
                                                                                  ---------------

Total liabilities                                                                      54,672,460
                                                                                  ---------------

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  4,735,070
                                                                                  ---------------
                                                                                       18,557,880
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------

Total stockholders' equity                                                             18,053,810
                                                                                  ---------------

Total liabilities and stockholders' equity                                        $   72,726,270
                                                                                  ===============


The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                 Condensed Consolidated Statements of Operations


                                                   For the Nine Months                 For the Three Months
                                                   Ended September 30,                  Ended September 30,
                                                 2004              2003               2004                2003
                                                 ----              ----               ----                ----
                                                       Unaudited                             Unaudited


Revenues:

     Operating lease revenue                $    6,563,800    $   6,668,020         $   2,246,260    $    2,030,420
     Gain on disposal of aircraft and
       aircraft engines, net                        21,070                -                21,070                 -
     Other income                                  320,270           92,890               205,970            47,530
                                            --------------    -------------         -------------    --------------

                                                 6,905,140        6,760,910             2,473,300         2,077,950
                                            --------------    -------------         -------------    --------------
Expenses:
     Depreciation                                2,638,060        2,520,350               893,700           840,250
     Interest                                    1,730,600        1,395,440               606,510           442,770
     Management fees                             1,459,140        1,441,890               499,730           474,260
     Professional fees and
        general and administrative                 550,820          405,690               256,690           106,720
     Provision for impairment in
       value of aircraft                           463,300                -               463,300                 -
     Maintenance                                   490,850        1,922,890               397,870            84,910
     Insurance                                     202,450          185,590                79,230            66,310
     Bad debt expense                              146,750        1,049,910               146,750                 -
                                            --------------    -------------         -------------    --------------

                                                 7,681,970        8,921,760             3,343,780         2,015,220
                                            --------------    -------------         -------------    --------------

(Loss)/income before taxes                       (776,830)      (2,160,850)             (870,480)            62,730

Tax (benefit)/provision                          (299,830)        (794,910)             (313,240)            12,580
                                            --------------    -------------         -------------    --------------

Net (loss)/income                           $    (477,000)    $ (1,365,940)         $   (557,240)    $       50,150
                                            ==============    =============         =============    ==============

Weighted average common
     shares outstanding                          1,543,257        1,543,257             1,543,257         1,543,257
                                            ==============    =============         =============    ==============

Basic (loss)/earnings per share             $       (0.31)    $      (0.89)         $      (0.36)    $         0.03
                                            ==============    =============         =============    ==============


The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited



                                                                              For the Nine Months Ended September 30,
                                                                                      2004                2003
                                                                                      ----                ----



Net cash provided by operating activities                                       $     3,405,900    $      2,273,780
                                                                                ---------------    ----------------

Investing activities:
   Payments received on note receivable                                                       -              17,600
   Proceeds from disposal of aircraft and aircraft engines                            2,040,660                   -
   Purchase of aircraft and aircraft engines                                       (10,173,950)                   -
                                                                                ---------------    ----------------
Net cash (used)/provided by investing activities                                    (8,133,290)              17,600
                                                                                ---------------    ----------------

Financing activities:
   Issuance of notes payable                                                          5,200,000                   -
   Repayment of notes payable                                                       (6,265,110)         (1,833,040)
                                                                                ---------------    ----------------
Net cash used by financing activities                                               (1,065,110)         (1,833,040)
                                                                                ---------------    ----------------

Net (decrease)/increase in cash and cash equivalents                                (5,792,500)             458,340

Cash and cash equivalents, beginning of period                                        9,448,630           8,796,000
                                                                                ---------------    ----------------

Cash and cash equivalents, end of period                                        $     3,656,130    $     9,254,340
                                                                                ===============    ================



During the nine months ended September 30, 2004 and 2003, the Company paid interest totaling $1,673,940 and $1,460,230, respectively, and income taxes totaling $1,080 and $176,530, respectively.

The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                    Unaudited

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

(e)      Impairment of Long-lived Assets

         The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Such review necessitates estimates of current market values, re-lease rents, residual values and component values. The estimates are based on currently available market data and are subject to fluctuation from time to time. The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and, should different conditions prevail, material write downs may occur.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                    Unaudited

1.       Organization and Summary of Significant Accounting Policies (continued)

(f)      Loan Commitment and Related Fees

         To the extent that the Company is required to pay loan commitment fees and legal fees in order to secure debt, such fees are amortized over the life of the related loan.

(g)      Maintenance Reserves and Accrued Costs and  Security Deposits

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. The accompanying balance sheet reflects liabilities for maintenance reserves and accrued costs, which include refundable and non-refundable maintenance payments received from lessees, as well as security deposits received from lessees. At September 30, 2004, the Company had accrued liabilities for refundable maintenance reserves of $421,650, non-refundable maintenance reserves of $8,396,050 and security deposits of $1,297,150.

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

         The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease, as well as the condition of the aircraft upon return or inspection. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At September 30, 2004, the Company had accrued maintenance costs, in excess of reserve amounts received under the leases, of approximately $922,050 related to several of its aircraft.

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

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                    Unaudited

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

(k)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net (loss)/income for the three months and nine months ended September 30, 2004 and 2003.

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

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                    Unaudited

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

         SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was effective for activities that were initiated after December 31, 2002. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for under Emerging Issues Task Force ("EITF") No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The adoption of this pronouncement had no effect on the Company's financial statements.

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

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                    Unaudited

2.       Aircraft and Aircraft Engines On Operating Leases

         At September 30, 2004, the Company owned six deHavilland DHC-8s, one deHavilland DHC-7, three deHavilland DHC-6s, one Fairchild Metro III, two Shorts SD 3-60s, ten Fokker 50s, two Saab 340As and 25 turboprop engines. The Company acquired one aircraft and sold one turboprop engine during the third quarter of 2004.

         During the third quarter of 2004:

         The Company purchased one deHavilland DHC-8 aircraft and leased it to a regional carrier in the Caribbean for a term expiring in November 2007. The Company's banks have not yet approved the July transaction for inclusion of the purchased aircraft in the credit facility borrowing base.

         The Company sold one of its deHavilland DHC-7 aircraft and recorded a loss of approximately $151,000. The Company is disputing an overcharge of approximately $62,000 of maintenance charges for the aircraft with the vendor. The Company is negotiating a reduction of part of this amount, which reduction would decrease the loss on sale.

         The Company sold one of its turboprop engines and recorded a gain of approximately $172,000.

         The leases for two of the Company's deHavilland DHC-6 aircraft were extended for five years, through July 2009.

         The leases for two of the Company's Fokker 50 aircraft were extended for two years, from their original expiration dates in December 2005 and October 2006 to December 2007 and October 2008, respectively.

         The lease for 24 of the Company's turboprop engines was extended through December 2004.

         The Company and the lessee of the Company's two Saab 340A aircraft reached an agreement for the lessee to return the aircraft to a maintenance facility, in return for which ACY released the lessee from its obligations under the leases. The Company wrote off approximately $147,000 of rent receivable. The Company also wrote off approximately $33,000 of prepaid legal expenses which would have been amortized over the remainder of the leases and accrued approximately $390,000 for estimated maintenance to be performed to ready the aircraft for re-lease.

         In accordance with its periodic review of its portfolio of assets for impairment, during the third quarter of 2004, the Company recorded a provision for impairment of approximately $463,000 for one of its aircraft, based on the Company's cash flow analysis and third party appraisals.

         During the second quarter of 2004, the lessee of the Company's Fairchild Metro III aircraft filed for bankruptcy protection in Canada. At September 30, 2004, the lessee owed maintenance reserves of $11,320 attributable to periods before the filing date. The Company holds a security deposit of $25,890 from the lessee. During the third quarter, the Company and the lessee agreed to terminate the lessee's obligation to pay rent as of September 30, 2004. The lessee has paid all rent and reserve amounts due after the filing date. As discussed in Note 7, in the fourth quarter of 2004, the lessee returned the aircraft to the Company and the Company signed a purchase agreement for the sale of the aircraft.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                    Unaudited

2.       Aircraft and Aircraft Engines On Operating Leases (continued)

         At September 30, 2004, four of the Company's aircraft and one of its turboprop engines were off-lease. The Company is seeking re-lease or sale opportunities for the off-lease aircraft and engine.

         The lease for one of the Company's aircraft expired in September 2002, but the lessee was obligated under the lease to continue to pay rent until certain return conditions were met. The Company and the lessee have agreed to certain terms and conditions regarding the return of the aircraft and the amounts owed by the lessee. Although the Company held a security deposit from this lessee, the amount of the deposit was not sufficient to pay the rent accrued through the return date and reimburse the Company for maintenance work which was performed to meet the return conditions of the lease. The lessee agreed to deliver a note, with a principal amount equal to the rent and maintenance in excess of the security deposit. As discussed in Note 7, the lessee signed a note in the amount of approximately $625,000 in the fourth quarter of 2004. The Company had previously recorded a $250,000 allowance against the amount receivable and believes that such allowance is adequate to cover any shortfall in payment under the note. The aircraft was delivered to a new lessee in September 2003.

3.       Note Receivable

         During the third quarter of 2003, the Company's two DHC-7 aircraft were returned to the Company by a defaulted lessee, and a settlement agreement was reached with the lessee in the amount of $500,000. The lessee paid $20,000 to the Company at the time of the settlement and signed a note in the amount of $480,000. The Company recorded an allowance for the full amount of the note and recorded income as note payments were received. The Company has an agreement with a third party, who assisted the Company in the protection, management and recovery of the Company's assets from the lessee, which provides that the third party receives 40% of all amounts collected under the note. In the first quarter of 2004, based on the lessee's timely payment history, the Company reversed 5% of the remaining allowance and recorded it as income. In the third quarter, the Company reversed an additional amount, which decreased the allowance to 50% of the note balance. In both instances, the Company also recorded the related expense for the amount payable to the third party. The Company will continue to monitor the lessee's payment history and may reverse additional portions of the allowance as the Company deems appropriate.

4.       Notes Payable and Accrued Interest

(a)      Credit facility

         In August 2003, the Company reached agreement with its lenders to renew the credit facility through August 31, 2004. In January 2004, a third bank was added to the Company's credit facility participant group. The new participant agreed to finance $10 million, bringing the Company's credit facility limit to $50 million. The facility bears interest, at the Company's option, at either (i) prime plus a margin of 50 to 150 basis points or (ii) LIBOR plus a margin of 275 to 375 basis points. Both the prime and LIBOR margins are determined by certain financial ratios. In August 2004, the maturity date was extended to October 29, 2004.

         As discussed in Note 7, the facility was subsequently extended to November 5, 2004. In November 2004, the credit facility was renewed through October 31, 2005. The renewal agreement also revised certain pricing and covenant provisions and waived noncompliance with two covenants at September 30, 2004. In connection with the renewal, the LIBOR margin was set at 375 basis points through March 2005, after which a margin of 275 to 375 basis points will be determined by certain financial ratios. As of September 30, 2004, the Company was in compliance with all other covenants, $38,305,000 was outstanding under the credit facility, and interest of $160,760 was accrued.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                    Unaudited

4.       Notes Payable and Accrued Interest (continued)

         In the first nine months of 2004, the Company repaid a total of $6,050,000 of the outstanding principal under its credit facility.

         The Company's longer term viability will depend upon its ability to renew the credit facility at its October 2005 expiration with the existing or replacement lenders, or to refinance the credit facility using equity or alternative debt financing. Management expects the credit facility to be renewed on market terms; however, there is no assurance that the Company will be able to achieve either alternative prior to the currently scheduled expiration.

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

 (b)     Special purpose financing

         In September 2000, the Company acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation, as amended, in the amount of $3,575,000, due April 15, 2006, which bears interest at the rate of one-month LIBOR plus 3%. The note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provides for a six month remarketing period at the expiration or earlier termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is due at the end of the six month period. The balance of the note payable at September 30, 2004 was $1,965,490 and interest of $2,110 was accrued. As of September 30, 2004, the Company was in compliance with all covenants of this note obligation.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                    Unaudited

5.       Income Taxes

         The items comprising income tax expense/(benefit) are as follows:



                                                                            For the Nine Months Ended September 30,
                                                                                    2004                2003
                                                                                    ----                ----


         Current tax provision:
              Federal                                                        $        107,820    $       310,210
              State                                                                     2,830             13,850
                                                                             ----------------    ---------------
              Current tax provision                                                   110,650            324,060
                                                                             ----------------    ---------------

         Deferred tax benefit:
              Federal                                                               (372,910)        (1,048,820)
              State                                                                  (37,570)           (70,150)
                                                                             ----------------    ---------------
              Deferred tax benefit                                                  (410,480)        (1,118,970)
                                                                             ----------------    ---------------
         Total benefit for income taxes                                      $      (299,830)    $     (794,910)
                                                                             ================    ===============



         Total income tax benefit differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:



                                                                            For the Nine Months Ended September 30,
                                                                                    2004                2003
                                                                                    ----                ----


         Income tax benefit at statutory federal income tax rate             $      (264,120)    $     (734,690)
         State tax benefit, net of federal benefit                                    (2,320)            (9,160)
         Tax rate differences                                                        (33,390)           (51,060)
                                                                             ----------------    ---------------
         Total income tax benefit                                            $      (299,830)    $     (794,910)
                                                                             ================    ===============

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                    Unaudited

5.       Income Taxes (continued)

         Temporary differences and carryforwards that gave rise to a significant portion of deferred tax assets and liabilities as of September 30, 2004 are as follows:

         Deferred tax assets:
              Bad debt allowance                              $        152,900
              Deferred maintenance                                     480,750
              Maintenance reserves                                   2,714,740
              Prepaid rent and other                                    63,850
                                                              ----------------
                  Deferred tax assets                                3,412,240
         Deferred tax liabilities:
              Depreciation on aircraft and aircraft engines        (5,596,870)
              Unearned income                                          (9,790)
              Other                                                  (179,550)
                                                              ----------------
                  Net deferred tax liabilities                $    (2,373,970)
                                                              ================

         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

 6.      Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $1,459,140 and $1,441,890 during the nine months ended September 30, 2004 and 2003, respectively. The Company paid acquisition fees of $260,000 and $160,000 to JMC in April and August 2004, respectively, in connection with the Company's purchase of five aircraft. Because the Company did not acquire any aircraft during the first nine months of 2003, no acquisition fees were paid to JMC. No remarketing fees were accrued to JMC during the first nine months of 2004 or 2003.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                    Unaudited

7.       Subsequent Events

         In October 2004, the Company signed a purchase agreement for the sale of its Fairchild Metro III aircraft. The Company expects the sale to be complete in the fourth quarter and that the sale will result in a gain of approximately $130,000.

         In November 2004, the former lessee of one of the Company's aircraft signed a note in the amount of approximately $625,000 for rent and maintenance owed to the Company in excess of the security deposit held by the Company. The note provides for eighteen monthly principal and interest payments beginning in November 2004.

         In October 2004, the maturity date of the Company's credit facility was extended through November 5, 2004. In November 2004, the Company reached agreement with its lenders to renew its credit facility through October 31, 2005. The renewal agreement also revised certain pricing and covenant provisions and waived compliance with two covenants at September 30, 2004.

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

Critical Accounting Policies

In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified the most critical accounting policies upon which its financial status depends. It determined the critical policies by considering those that involve the most complex or subjective decisions or assessments. The Company identified these policies to be those related to valuation of aircraft, depreciation, maintenance reserves and accrued costs, and lease rental revenue recognition.

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

The Company continually evaluates both short and long term maintenance expected to be required for each of its aircraft, including the estimated cost thereof, and compares it to the maintenance reserves established for each aircraft. With respect to estimated maintenance costs, the Company has found its accruals to be generally accurate. Nevertheless, the Company has incurred significant maintenance expense in connection with (i) aircraft which were returned early in a condition worse than required by the lease and (ii) aircraft which were returned at lease end in better condition than required by the lease which under the terms of the lease required that the Company compensate the lessee for the better condition. Specifically, the Company incurred maintenance expense of approximately $442,000 and $1,864,000 in connection with the early return of aircraft in 2004 and 2003, respectively.

b.       Impairment of Long-lived Assets

The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Such review necessitates estimates of current market values, re-lease rents, residual values and component values. The estimates are based on currently available market data and third-party appraisals and are subject to fluctuation from time to time. The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur. In accordance with its periodic review of its portfolio of assets for impairment, during the third quarter of 2004, the Company recorded a provision for impairment of approximately $463,000 for one of its aircraft, based on the Company's cash flow analysis and third party appraisals.

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

Results of Operations

a.       Revenues

Operating lease revenue was approximately $104,000 lower in the nine months ended September 30, 2004, versus the same period in 2003, primarily because of lower lease rates for aircraft re-leased during 2003 and 2004 and the effect of aircraft off lease during 2004. These decreases, totaling approximately $928,000, were partially offset by an increase of approximately $824,000 resulting from aircraft purchased during 2004 and the re-lease of several aircraft which had been off lease in 2003. Operating lease revenue was approximately $216,000 higher in the three months ended September 30, 2004 versus 2003 primarily because of the combined effect, totaling approximately $502,000, of operating lease revenue from aircraft purchased during 2004 and the re-lease of several aircraft which had been off lease in 2003. These increases were partially offset by lower lease rates for aircraft re-leased after the third quarter of 2003 and the effect of aircraft off lease during the third quarter of 2004, the sum of which was a total of approximately $286,000.

Gain on sale of aircraft and aircraft engines was approximately $21,000 higher in the nine months and three months ended September 30, 2004 versus the same periods in 2003 as a result of the sale of one of the Company's turboprop engines, which resulted in a gain of approximately $172,000, the effect of which was partially offset by the sale of one of the Company's deHavilland DHC-7 aircraft, which resulted in a loss of approximately $151,000. There were no sales in the same periods of 2003.

Other income was approximately $227,000 and $158,000 higher in the nine months and three months, respectively, ended September 30, 2004 versus the same periods in 2003 because of note payments received from a former lessee on a fully reserved note and because, in 2004, based on the lessee's payment history to date, the Company reversed a portion of the allowance, which decreased the allowance to 50% of the note balance. The Company continues to monitor the lessee's payment timeliness and will evaluate further reversals of the allowance as the Company deems appropriate.

b.       Expense items

Depreciation was approximately $118,000 and $53,000 higher in the nine months and three months ended September 30, 2004 versus the same periods in 2003, respectively, primarily because of the purchase of aircraft in April and July 2004, the effect of which was partially offset by the sale of two assets in the third quarter of 2004. Management fees were approximately $17,000 and $25,000 higher in the nine month and three month periods of 2004 compared to 2003, respectively, for the same reasons.

Interest expense was approximately $335,000 and $164,000 higher in the nine months and three months ended September 30, 2004, respectively, versus the same periods in 2003, primarily as a result of higher average interest rates arising from changes in the Company's credit facility in the third quarter of 2003 and higher market interest rates, the effect of which was partially offset by a lower average principal balance in 2004 compared to 2003.

Professional fees and general and administrative expenses were approximately $145,000 and $150,000 higher in the nine months and three months ended September 30, 2004, respectively, primarily as a result of higher accounting fees and fees accrued in connection with the reversal of a portion of the allowance on a note receivable which had been fully reserved previously. In addition, legal fees were higher in the three month period of 2004 as a result of the early return of two aircraft by a lessee.

In accordance with its periodic review of its portfolio of assets for impairment, during the third quarter of 2004, the Company recorded a provision for impairment of approximately $463,000 for one of its aircraft, based on the Company's cash flow analysis and third party appraisals.

Maintenance expense was approximately $1,432,000 lower in the nine month period of 2004 versus 2003, primarily as a result of the default on two leases and subsequent return of the aircraft and the early return of a third aircraft by a carrier in the second quarter of 2003 and the accrued maintenance related to making the aircraft ready for re-lease or sale. Maintenance expense was approximately $313,000 higher in the three month period of 2004 versus 2003, primarily as a result of estimated costs necessary to ready two aircraft, which were returned early by a lessee, for re-lease.

Insurance expense was approximately $17,000 and $13,000 higher in the nine month and three month periods of 2004 primarily as a result of having to provide owner coverage on aircraft for more off-lease days in 2004 as compared to 2003. This increase was partially offset by lower rates per dollar of coverage in 2004 versus 2003.

Bad debt expense was approximately $903,000 lower and $147,000 higher in the nine month and three month periods ended September 30, 2004, respectively, versus the same periods in 2003. In the first six months of 2003, the Company recorded bad debt expense in connection with the default described above, as well as a write-off of accrued rent and estimated maintenance work performed in connection with the end-of-lease return of an aircraft from another regional air carrier in 2003. In the third quarter of 2004, the Company recorded bad debt expense for rent and reserves written off in connection with the early return of two aircraft by a lessee.

The Company's effective tax rates in the nine months ended September 30, 2004 and 2003 were approximately 39% and 37%, respectively. The change in rate was primarily a result of the recognition of tax benefits relating to different state tax rates than had been accrued in prior years. Since the Company incurred a loss for both nine month periods, the recognition of tax benefits related to the reduced state tax rates increased the Company's tax benefit from the loss and its effective tax rate. The loss for the nine month period ended September 30, 2004 was less than the loss for the nine month period ended September 30, 2003. As a result, the recognition of tax benefits related to the reduced state tax rates increased the effective tax rates more for the nine month period ended September 30, 2004, than for the nine month period ended September 30, 2003.

For the three month periods ending September 30, 2004 and 2003 the Company's effective tax rates were 36% and 20%, respectively. Since the Company had income for the three month period ended September 30, 2003, the recognition of tax benefits related to the reduced state tax rates decreased the Company's effective tax rate for that period. Conversely, the Company incurred a loss for the three month period ended September 30, 2004, so that the recognition of the tax benefits related to reduced state tax rates increased the Company's tax benefit from the loss and its effective tax rate for that three month period.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings, special purpose financing and excess cash flow.

a.       Credit facility

In August 2003, the Company reached agreement with its lenders to renew the credit facility through August 31, 2004. In January 2004, a third bank was added to the Company's credit facility participant group. The new participant agreed to finance $10 million, bringing the Company's credit facility limit to $50 million. The facility bears interest, at the Company's option, at either (i) prime plus a margin of 50 to 150 basis points or (ii) LIBOR plus a margin of 275 to 375 basis points. Both the prime and LIBOR margins are determined by certain financial ratios. In August 2004, the maturity date was extended to October 29, 2004 and was subsequently extended to November 5, 2004.

In November 2004, the credit facility was renewed through October 31, 2005. In connection with the renewal, certain covenant provisions were revised and the LIBOR margin was set at 375 basis points through March 2005, after which a margin of 275 to 375 basis points will be determined by certain financial ratios.

In accordance with the agreement for the credit facility, the Company must maintain compliance with certain financial covenants. The Company was out of compliance with a financial ratio covenant on September 30, 2004, as well as a covenant which requires positive quarterly earnings. As part of the credit facility renewal, the banks waived those covenants at September 30, 2004. The Company was in compliance with all other covenants, $38,305,000 was outstanding under the credit facility, and interest of $160,760 was accrued at September 30, 2004.

In the first nine months of 2004, the Company repaid a total of $6,050,000 of the outstanding principal under its credit facility. Based on its current projections, the Company believes it will continue to be in compliance with all covenants of its credit facility on measurement dates after September 30, 2004, but there can be no assurance of such compliance. See "Factors That May Affect Future Results - 'Credit Facility Obligations' and 'Risks of Debt Financing'," below.

The Company's interest expense in connection with the credit facility generally moves up or down with prevailing interest rates, as the Company has not entered into any interest rate hedge transactions for the credit facility indebtedness. Because aircraft owners seeking financing generally can obtain financing through either leasing transactions or traditional secured debt financings, prevailing interest rates are a significant factor in determining market lease rates, and market lease rates generally move up or down with prevailing interest rates, assuming supply and demand of the desired equipment remain constant. However, because lease rates for the Company's assets typically are fixed under existing leases, the Company normally does not experience any positive or negative impact in revenue from changes in market lease rates due to interest rate changes until existing leases have terminated.

b.       Special purpose financing

In September 2000, the Company acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation, as amended, in the amount of $3,575,000, due April 15, 2006, which bears interest at the rate of one-month LIBOR plus 3%. The note is collateralized by this aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provides for a six month remarketing period at the expiration or earlier termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is due at the end of the six month period. The balance of the note payable at September 30, 2004 was $1,965,490 and interest of $2,110 was accrued. As of September 30, 2004, the Company was in compliance with all covenants of this note obligation.

The availability of special purpose financing in the future will depend on several factors including (1) the availability of funds to be used for the equity portion of the financing, (2) the type of asset being financed and, (3) the creditworthiness of the underlying lessee. The availability of funds for the equity portion of the financing will be dependent on the Company's cash flow, as discussed in "Cash Flow," below.

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

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its credit facility, based upon (i) its estimates of future revenues and expenditures and
(ii) the expectation that the credit facility will be renewed on or before expiration. The Company's expectations concerning such cash flows are based on existing lease terms and rents, as well as numerous estimates, including (i) rents on assets to be re-leased, (ii) sale proceeds of certain assets currently under lease, (iii) the cost and anticipated timing of maintenance to be performed and (iv) acquisition of additional aircraft and the lease thereof at favorable lease terms. While the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions. Among the more significant external factors outside the Company's control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company's GAAP profitability and causes the Company to violate covenants of its credit facility, requiring repayment of some or all of the amounts outstanding under its credit facility, (ii) lessee non-performance or non-compliance with lease obligations (which may affect credit line collateral limitations as well as revenue and expenses) and (iii) an unexpected deterioration of demand for aircraft equipment.

(i)      Operating activities

The Company's cash flow from operations for the nine months ended September 30, 2004 versus the nine months ended September 30, 2003 increased by approximately $1,132,000. The change in cash flow is a result of changes in several cash flow items during the period, including principally the following:

         Lease rents, maintenance reserves and security deposits

Although lease revenue was lower in the nine months ended September 30, 2004 versus the nine months ended September 30, 2003, lease rental collections were approximately $470,000 higher in 2004, primarily as a result of cash payments received for rent deferred during 2003. It is expected that rental rates on aircraft to be re-leased will continue to decline, so that, absent additional acquisitions by the Company, aggregate lease revenues for the current portfolio can be expected to decline over the long term.

Payments received from lessees for maintenance reserves increased by approximately $1,289,000 in the nine months ended September 30, 2004 versus the same period in 2003, reflecting principally an increase in usage by lessees of the aircraft that are owned and on lease by the Company and reserves received from the seller of the aircraft purchased by the Company in July 2004. Security deposits collected from lessees decreased by approximately $125,000 in 2004 primarily as a result of deposits refunded to lessees at lease expiration or applied to past due amounts.

         Expenditures for maintenance

Expenditures for maintenance were approximately $78,000 more in the nine months ended September 30, 2004 than in the nine months ended September 30, 2003 primarily as a result of the payment of a portion of maintenance accruals recorded in 2003 in connection with the return of three aircraft from a lessee declared in default of its obligations.

         Aircraft insurance

Expenditures for aircraft insurance increased by approximately $220,000 during the nine months ended September 30, 2004 compared to the same period in 2003, primarily as a result of higher prepayments, which are based on the Company's estimated off-lease aircraft at the time of the policy's renewal in April of each year. Actual insurance expense depends on the aircraft which are off lease in any given period.

         Expenditures for interest

Expenditures for interest expense increased by approximately $191,000 in the nine months ended September 30, 2004 versus the nine months ended September 30, 2003, primarily as a result of changes in the Company's credit facility in the third quarter of 2003 and higher market interest rates. Interest expenditures in future periods will be a product of prevailing interest rates and the outstanding principal balance on financings, which may be influenced by future acquisitions and/or required repayments resulting from changes in the collateral base.

         Prepaid expenses

Expenditures for prepaid costs were approximately $89,000 lower in 2004 than in 2003, primarily as a result of amounts paid in 2003 for equipment added to aircraft and capitalized in 2004.

         Income taxes

Current income tax payments decreased by approximately $173,000, as a result of decreased taxable income, resulting from increased depreciation on aircraft acquired in 2004, increased interest deductions primarily as a result of higher average interest rates arising from changes in the Company's credit facility in the third quarter of 2003, and increased maintenance expense related to off-lease aircraft. In addition, decreased lease revenue during 2004 contributed to the decrease in taxable income. The effect of these items was partially offset by a decrease in bad debt expense from year to year.

(ii)     Investing activities

The increase in cash flow used for investing activities for the nine months ended September 30, 2004 versus the same period in 2003 was primarily due to the Company's purchase of aircraft in April and July 2004 versus no purchases in 2003.

(iii)    Financing activities

Although the Company borrowed $5,200,000 on its credit facility to fund the purchase of four aircraft in April 2004, it also repaid approximately $4,432,000 more of its outstanding debt in the nine months ended September 30, 2004 than it repaid in 2003, resulting in an increase in cash provided by financing activities of approximately $768,000.

Outlook

The Company continually monitors the financial condition of its lessees in order to minimize the likelihood of significant defaults. In particular, the Company is currently monitoring the performance of a lessee of two of the Company's aircraft. These leases were recently amended to remedy an arrearage of rent, which was paid during the third quarter, and to defer a portion of rent payments due during the second half of 2004 to the first half of 2005. Any further weakening in the aircraft industry may also affect the performance of lessees that currently appear creditworthy. See "Factors that May Affect Future Results
- General Economic Conditions," below.

Although the Company purchased four aircraft in April 2004 and one aircraft in July 2004, additional acquisitions of leased assets will be necessary to offset the anticipated decreased lease rates which will result from the re-lease of the Company's current portfolio. The Company's banks have not yet approved the July transaction for inclusion of the purchased aircraft in the credit facility borrowing base. Until such approval, the Company's ability to borrow is more limited that it otherwise would be, which will affect the Company's results. The Company expects the lenders to reach a decision on this transaction in the first quarter of 2005.

In accordance with its periodic review of its portfolio of assets for impairment, the Company recorded a provision for impairment of approximately $463,000 for one of its aircraft, based on the Company's cash flow analysis and third party appraisals. Any future adjustments, if necessary, would negatively affect the Company's financial results and the collateral available for the Company's credit facility. In addition, the Company's periodic review of the adequacy of its maintenance reserves, as well as routine and manufacturer-required maintenance for any off-lease aircraft, may result in changes to estimated maintenance expense, further reducing earnings.

Maintenance on one of the three aircraft which were returned early by a defaulted lessee was completed and the aircraft was delivered to a new lessee in the first quarter of 2004. Maintenance on one of the other two returned assets, both of which are DHC-7 aircraft, was completed in the third quarter of 2004 and the aircraft was sold. Maintenance on the second DHC-7 aircraft has begun and is expected to be complete in the fourth quarter of 2004. The Company believes that the aircraft, once ready, will be relatively difficult to remarket based on prior experience with this type of aircraft. Therefore, the Company anticipates that a substantial amount of time may pass before this aircraft returns to revenue-generating status. See "Factors that May Affect Future Results - Remarketing of Repossessed Dash 7 Aircraft," below.

As a result of depreciation and borrowing base restrictions with respect to aircraft having leases expiring in 2004 and early 2005, the Company may be required to make principal repayments under its credit facility. A focus of the Company, therefore, continues to be re-leasing aircraft that come off lease to limit the amount of any required repayment. Management believes that the Company will have sufficient cash to fund any required repayments resulting from scheduled lease expirations.

The former lessee of one of the Company's aircraft has signed a note in the amount of approximately $625,000 for rent and maintenance in excess of the security deposit which was held by the Company. Previously, the Company had recorded a $250,000 allowance against the amount receivable and believes this allowance is adequate to cover any shortfall in payment under the note.

Factors that May Affect Future Results

Covenant Compliance in the Fourth Quarter. The Company was not in compliance with two financial covenants under the credit facility measured at September 30, 2004, relating to the Company's quarterly net loss and EBITDA-to-interest ratio. In the agreement renewing the credit facility entered into as of November 4, 2004, the lenders waived compliance with those covenants for the September 30 measurement. The Company will be required to be in compliance with all covenants as of December 31, 2004. While the Company believes its financial results for the fourth quarter will comply with applicable financial ratio covenants, there can be no assurance that the Company's assumptions relating to fourth quarter results will prove accurate. If the Company is not in compliance with the financial covenants in the credit facility, the lenders may declare the Company in default of the credit facility and accelerate all indebtedness under the facility. If this occurs, the Company would need to find replacement financing immediately, or if none were available, sell its assets to fund repayment of the accelerated debt. See, "Risks of Debt Financing", below.

Term of Credit Facility. As discussed in "Liquidity and Capital Resources -- Credit Facility" above, the term of the credit facility was extended for one year, until October 31, 2005. The Company's longer term viability will depend upon its ability to renew the credit facility at its expiration with the existing or replacement lenders, or to refinance the credit facility using equity or alternative debt financing. There is no assurance that the Company will be able to achieve either alternative prior to the currently scheduled expiration of the credit line on October 31, 2005.

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

In any event, if a renewed or replacement facility is not obtained, the Company's future ability to acquire assets will be significantly impaired, as the credit facility is the Company's primary means of financing acquisitions and no other sources of acquisition financing are immediately available. Thus the renewal or replacement of the Company's credit line facility in an amount equal or greater than the current $50 million limit will be critical to the Company's asset and revenue growth. The approval of the banks for the inclusion of the aircraft purchased by the Company in July 2004 in the credit facility collateral base will be a critical factor in the Company's ability to acquire additional assets in the short term. If such approval is not received, it is likely the Company will not be able to acquire any assets unless the credit facility is increased. See "Outlook," above.

Credit Facility Obligations. The Company is obligated to make repayment of principal under the credit facility in order to maintain certain debt ratios with respect to its assets in the borrowing base. Assets that come off lease and remain off-lease for a period of time are removed from the borrowing base The Company believes it will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term. The Company's belief is based on certain assumptions regarding renewal of existing leases, a lack of extraordinary interest rate increases, continuing GAAP profitability, no lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that the Company's assumptions will prove to be correct. If the assumptions are incorrect (for example, if an asset in the collateral base unexpectedly goes off lease for an extended period of time) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to deal with the situation, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with covenants or face default on its credit facility.

Factors that negatively affect the Company's GAAP profitability could in turn cause non-compliance by the Company with financial covenants of its credit facility. Unless the violated covenants are waived or amended, lenders could require the Company to make a principal repayment of the outstanding balance, or that portion of the balance for which replacement financing is not obtained. "Covenant Compliance in the Fourth Quarter"

Concentration of Lessees and Aircraft Type. The Company's four biggest customers now comprise approximately 60% of the Company's current monthly lease revenue. The lessees, doing business in Taiwan, Sweden, Indonesia and the US, constitute approximately 22%, 18%, 10% and 10% of the Company's monthly lease revenue, respectively. A lease default by or collection problems with one of these customers could have a disproportionate negative impact on the Company's financial results, and therefore, the Company's operating results will be especially sensitive to any negative developments with respect to these significant customers in terms of lease compliance or collection. Such concentration of lessee credit risk will diminish in the future only if the Company is able to lease additional assets to new lessees.

The acquisition of four Fokker 50 aircraft in April 2004 also makes this aircraft type the dominant aircraft in the portfolio, constituting 10 of the 25 aircraft in the portfolio. As a result, a change in the desirability and availability of Fokker 50 aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately large impact on the Company's portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of additional Fokker 50 aircraft will increase the Company's risks related to its concentration of aircraft type.

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

Remarketing of Repossessed Dash 7 Aircraft. In 2003, the Company repossessed two deHavilland DHC-7 aircraft, one of which was sold in July 2004. The remaining DHC-7 is a special purpose aircraft with short take-off and landing abilities, which makes it attractive to specific niche operators. Because it has four engines, however, it is relatively more expensive to operate than two-engine 50-passenger turboprop aircraft and, therefore, unattractive to operators who do not require the aircraft's special characteristics. Thus, it has been the Company's experience that the remarketing period for DHC-7 aircraft may be significantly longer than for other similar turboprop aircraft. Consequently, a significant amount of time may pass before the DHC-7 aircraft begins to generate cash flow and contribute to earnings for the Company either through a re-lease or sale of the aircraft.

Risks of Debt Financing. The Company's use of acquisition financing under its credit facility and its special purpose financings subject the Company to increased risks of leveraging. If, due to a lessee default, the Company is unable to repay the debt secured by the aircraft acquired, then the Company could lose title to the acquired aircraft in a foreclosure proceeding. With respect to the credit facility, the loans are secured by the Company's existing assets as well as the specific assets acquired with each financing. In addition to payment obligations, the credit facility also requires the Company to comply with certain financial covenants, including a requirement of positive quarterly earnings, interest coverage and net worth ratios. Any default under the credit facility, if not waived by the lenders, could result in foreclosure upon not only the asset acquired using such financing, but also the existing assets of the Company securing the loan.

General Economic Conditions. The Company's business is dependent upon general economic conditions and the strength of the travel and transportation industry. The industry recently experienced a severe cyclical downturn which began in 2001. This downturn was exacerbated by the terrorist attacks of September 11, 2001 and a reduction in airline passenger loads caused by Severe Acute Respiratory Syndrome ("SARS") in 2002. As a result, there was an overall significant reduction in air travel and less demand for aircraft capacity by the major air carriers. There are signs that the industry is beginning to recover from the downturn, but it is unclear whether any recovery will be a sustained one. Any recovery could be stalled or reversed by any number of events or circumstances, including the global economy slipping back into recession, or specific events related to the air travel industry, such as further weakening of the air carrier or travel industries as a result of terrorist attacks, or an increase in operational or labor costs. Recent spikes in oil prices, if they persist, may have a particularly deleterious effect on airline revenue and increase the likelihood of weakening results for airlines that have not hedged aircraft fuel costs, and in the most extreme cases, may initiate or accelerate the failure of many already marginal carriers.

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

Lessee Credit Risk. If a customer defaults upon its lease obligations, the Company may be limited in its ability to enforce remedies. Most of the Company's lessees are small regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company's inability to collect rent under a lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company's revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, Section 1110 of the Bankruptcy Code would automatically prevent the Company from exercising any remedies for a period of 60 days. After the 60-day period has passed, the lessee must agree to perform the obligations and cure any defaults, or the Company will have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant recent litigation, however, and it is possible that the Company's enforcement rights may be further adversely affected by a declaration of bankruptcy by a defaulting lessee. Most of the Company's lessees are foreign and not subject to U.S. bankruptcy laws but there may be similar applicable foreign bankruptcy debtor protection schemes available to foreign carriers.

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

                                     PART II
                                OTHER Information


Items 1, 2, 3, 4 and 5 have been omitted as they are not applicable.

Item 6.  Exhibits

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

                                  AEROCENTURY CORP.


Date:    November 12, 2004        By:    /s/ Toni M. Perazzo
                                         -------------------------------
                                         Toni M. Perazzo

                                  Title: Senior Vice President-Finance and
                                         Chief Financial Officer