Form 10KSB
period 2004-12-31
AEROCENTURY CORP
filed 2005-03-11
CIK 1036848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)

[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004

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

Revenues for the Issuer's most recent fiscal year:  $10,903,840

On March 11, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the average of bid and asked price as of March 10, 2005) was $6,144,338.

As of March 11, 2005, the Issuer had 1,543,257 shares of Common Stock outstanding.

Documents Incorporated by Reference: Part III of this Report on Form 10-KSB incorporates information by reference from the Registrant's Proxy Statement for its 2005 Annual Meeting to be filed on or about March 23, 2005.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                              ----   ----

                                     PART I

Forward-Looking Statements

This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements in this Annual Report other than statements of historical fact are "forward looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements.

Forward-looking statements include: (i) in Item 1 "Description of Business -- Business of the Company," statements regarding the Company's intent to achieve its business objective by reinvesting cash flow and obtaining short-term and long-term debt and/or equity financing; the Company's belief that it can purchase assets at an appropriate price and maintain an acceptable overall on-lease rate for the Company's assets; the Company's belief that it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies; (ii) in Item 1 "Description of Business - Working Capital Needs," statements regarding the Company's belief that it has sufficient cash to fund expenses and provide excess cash flow; the Company's expectation that it will be able to extend its credit facility at market terms; (iii) in Item 1 "Description of Business -- Competition," statements regarding the Company's belief that it has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by the regional air carrier market; the Company's belief that that the Company also has a competitive advantage because JMC has developed a reputation as a global participant in the aircraft leasing market (iv) in Item 5 "Market for Common Equity, Related Stockholder matters and Small Business Issuer Purchases of Equity Securities -- Dividends," the Company's intention to refrain from declaring dividends in the foreseeable future, in order to reinvest earnings into acquisition of additional assets; (v) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements regarding the Company's belief that it will continue to be in compliance with all covenants of its credit facility; the Company's belief that the credit facility will be renewed on market terms; the Company's belief that the Company will have adequate cash flow to meet its on-going operational needs, including required repayments under the credit facility; (vi) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements regarding the Company's anticipation that lenders will approve inclusion of a 2004 aircraft acquisition in the borrowing base in the second quarter of 2005; the Company's belief that it will have sufficient cash to fund any required repayments under its credit facility caused by lease expirations; (vii) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," statements regarding the Company's belief that it will have sufficient cash to fund any required repayments under its credit facility caused by borrowing base limitations as a result of assets scheduled to come off lease in the near term; the Company's anticipation that it will have sufficient funds to pay increased Sarbanes-Oxley compliance costs; the Company's anticipated acquisition of primarily used aircraft; the opportunities available in overseas markets; and
(viii) in Item 7 "Financial Statements - Notes to Consolidated Financial Statements", statements regarding the Company's anticipation regarding renewal of the credit facility on market terms.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," including general economic conditions, particularly those that affect the demand for regional aircraft and engines and the financial status of the Company's primary customers, foreign regional passenger airlines; further disruptions to the air travel industry due to terrorist attacks or wartime hostilities or catastrophic events; increasing jet fuel costs that weaken the financial health of air carrier; the Company's ability to renew and enlarge its credit facility on reasonable business terms at or prior to its expiration; the financial performance of the Company's lessees and their compliance with rental, maintenance and return conditions under their respective leases; the availability of suitable aircraft acquisition transactions in the regional aircraft market; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.           Description of Business.

Business of the Company

AeroCentury Corp. ("AeroCentury"), a Delaware corporation, uses leveraged financing to acquire leased aircraft assets. AeroCentury was formed in 1997. Financial information for AeroCentury and its wholly-owned subsidiary, AeroCentury Investments II LLC ("AeroCentury II LLC") (collectively, the "Company"), is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company is engaged in the business of investing in used regional aircraft equipment leased to foreign and domestic regional air carriers and has been engaged in such business since its formation. The Company's principal business objective is to increase stockholder value by acquiring aircraft assets and managing those assets in order to provide a return on investment through lease revenue and, eventually, sale proceeds. The Company intends to achieve its business objective by reinvesting cash flow and obtaining short-term and long-term debt and/or equity financing.

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

The Company's management fees are based upon the size of the asset pool. The majority of the maintenance expense incurred by the Company during 2004 was either paid in cash during the year or will be paid during 2005. As the Company has continued to use acquisition debt financing under its revolving credit facility, which expires on October 31, 2005, interest expense has become an increasingly larger portion of the Company's expenses. However, each advance on the credit facility funds the acquisition of an asset subject to a lease, and the lease revenue expected to be received with respect to the asset is greater than the incremental increase in required interest payments arising from such advance. Professional fees are paid to third parties for expenses not covered by JMC under the Management Agreement. Insurance expense includes amounts paid for directors and officers insurance, as well as aircraft insurance for periods when an aircraft is off lease. So long as the Company succeeds in keeping the majority of its assets on lease and interest rates do not rise significantly and rapidly, the Company's cash flow should be sufficient to cover maintenance expenses, interest expense, management fees, professional fees and insurance and provide excess cash flow. This, of course, is dependent upon the Company being able to extend its credit facility beyond the October 31, 2005 expiration. The Company expects to be able to obtain such facility at market terms.

Competition

The Company competes for customers, who generally are regional commercial aircraft operators that are seeking to lease aircraft under an operating lease, with other leasing companies, banks, financial institutions, and aircraft leasing partnerships. Management believes that competition may increase if competitors who have traditionally neglected the regional air carrier market begin to focus on that market. Because competition is largely based on price and lease terms, the entry of new competitors into the market, particularly those with greater access to capital markets than the Company, could lead to fewer acquisition opportunities for the Company and/or lease terms less favorable to the Company on new acquisitions as well as renewals of existing leases or new leases of existing aircraft, all of which could lead to lower revenues for the Company.

The Company, however, believes that it has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by the regional air carrier market. Management believes that the Company also has a competitive advantage because JMC has developed a reputation as a global participant in the aircraft leasing market.

Dependence on Significant Customers

For the year ended December 31, 2004, the Company had four significant customers, which accounted for 24%, 16%, 11% and 10%, respectively, of lease revenue. Concentration of credit risk with respect to lease receivables will diminish in the future if the Company is able to lease additional assets or re-lease assets currently on lease to significant customers to new customers.

Employees

Under the Company's management contract with JMC, JMC is responsible for all administration and management of the Company. Consequently, the Company does not have any employees.

Item 2.           Description of Property.

As of December 31, 2004, the Company did not own or lease any real property, plant or materially important physical properties. The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010. However, since the Company has no employees and the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JMC, all office facilities are provided by JMC.

At December 31, 2004, the Company owned eight deHavilland DHC-8s, one deHavilland DHC-7, three deHavilland DHC-6s, one Fairchild Metro III, two Shorts SD 3-60s, ten Fokker 50s, two Saab 340As and one turboprop engine.

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

Market Information

The Company's Common Stock has been traded on the AMEX since January 16, 1998. The following table sets forth the high and low sales prices reported on the AMEX for the Company's Common Stock for the periods indicated:

                 Period                       High        Low
------------------------------------------ ----------- ----------

Fiscal year ended December 31, 2004:
     Fourth Quarter ...................    $3.20       $2.41
     Third Quarter.....................     2.45        2.05
     Second Quarter....................     3.14        2.32
     First Quarter.....................     3.65        3.00
Fiscal year ended December 31, 2003:
     Fourth Quarter....................     3.57        2.90
     Third Quarter.....................     4.95        2.99
     Second Quarter....................     5.45        2.80
     First Quarter.....................     3.50        2.57

On March 10, 2005, the closing stock sale price on the AMEX was $5.12 per share.

Number of Security Holders

According to the Company's transfer agent, the Company had approximately 1,800 stockholders of record as of March 11, 2005. Because many shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

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

Item 6.     Management's Discussion and Analysis or Plan of Operation.

Overview

The Company is a lessor of turboprop aircraft and engines which are used by customers pursuant to triple net operating leases. The acquisition of such equipment is generally made using debt financing. The Company's profitability and cash flow are dependent in large part upon its ability to acquire equipment, obtain and maintain favorable lease rates on such equipment, and re-lease or sell owned equipment that comes off lease. The Company is subject to the credit risk of its lessees, both as to collection of rent and to performance by the lessees of obligations for maintaining the aircraft. Since lease rates for assets in the Company's portfolio generally decline as the assets age, the Company's ability to maintain revenue and earnings over the medium and long term is dependent upon the Company's ability to grow its asset portfolio.

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

With respect to estimated maintenance costs, the Company has found its accruals to be generally accurate. Nevertheless, the Company has incurred significant maintenance expense in connection with aircraft which were returned early during the last two years in a condition worse than required by the lease. Specifically, the Company incurred maintenance expense of approximately $442,000 and $1,864,000 in connection with the early return of aircraft in 2004 and 2003, respectively.

b.       Impairment of Long-lived Assets

The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Such review necessitates estimates of current market values, re-lease rents, residual values and component values. The estimates are based on currently available market data and third-party appraisals and are subject to fluctuation from time to time. The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur. In accordance with its periodic review of its portfolio of assets for impairment, during the third quarter of 2004, the Company recorded a provision for impairment of approximately $463,000 for one of its aircraft, based on the Company's cash flow analysis and third party appraisals. In addition, during the fourth quarter of 2004, the Company recorded an impairment charge of approximately $193,000 for another aircraft, based on the estimated net sales proceeds pursuant to an agreement to sell the aircraft in early 2005.

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

Results of Operations

a.       Revenues

Operating lease revenue was approximately $232,000 higher in 2004 versus 2003, primarily because of the combined effect of increased lease revenue from aircraft purchased during 2004 and the re-lease of an aircraft which had been off-lease during 2003. These increases, totaling approximately $1,358,000, more than offset a decrease in operating lease revenue of approximately $1,126,000 resulting from lower lease rates for several aircraft in 2004 and a portion of 2003 and the effect of aircraft off lease during the year 2004.

Gain on sale of aircraft and aircraft engines was approximately $1,748,000 for the year ended December 31, 2004 as a result of the sale of a pool of twenty-four turboprop engines and the sale of an additional engine, which resulted in gains of approximately $1,727,000 and $172,000, respectively. These gains were partially offset by a $151,000 loss on sale of a deHavilland DHC-7 aircraft. There were no sales in 2003.

Other income was approximately $15,000 higher in 2004 than in 2003, primarily as a result of payments received on one of the Company's notes receivable, which was signed in the third quarter of 2003. The Company holds the note as part of a settlement agreement in connection with a lessee default in 2003. At the time the note was signed, the Company fully reserved the balance due. Accordingly, all payments it received in late 2003 and the first nine months of 2004 were recorded as income. At September 30, 2004, based on the payment history to date, the Company reversed a portion of the allowance, which decreased it to 50% of the note balance. However, based on recent experience, the Company has a more pessimistic evaluation of the debtor's intention to make future payments and, therefore, the Company increased the allowance to 100% of the remaining note balance at December 31, 2004 and reversed approximately $111,000 of income recognized in the third quarter. In January 2005, the Company sent a default notice to the debtor.

b.       Expense items

Depreciation was approximately $194,000 higher in 2004 versus 2003 and management fees, which are calculated on the net book value of the aircraft owned by the Company, were approximately $78,000 higher in 2004, primarily because of the purchase of aircraft in 2004, the effect of which was partially offset by sales of assets during 2004.

Interest expense was approximately $480,000 higher in 2004 versus 2003 primarily as a result of higher average interest rates arising from changes in the Company's credit facility pricing in August 2003 and higher market interest rates upon which the revolving credit facility variable interest rates are based, the effect of which was partially offset by a lower average principal balance in 2004.

Maintenance expense was approximately $1,245,000 lower in 2004 compared to 2003 because, even though the Company incurred maintenance expense in connection with the early return of two aircraft in 2004 and incurred additional expenses in connection with: (i) its periodic review of the adequacy of its maintenance reserves and (ii) off-lease aircraft in 2004, the total of those amounts was less than the maintenance expense incurred in connection with a lessee default in 2003.

During 2004, the Company recorded an impairment charge of approximately $463,000 for one of its aircraft, based on the Company's cash flow analysis and third party appraisals. In addition, the Company recorded an impairment charge of approximately $193,000 for another aircraft, based on the estimated net sales proceeds pursuant to an agreement to sell the aircraft in early 2005.

Professional fees and general and administrative expenses were approximately $10,000 higher in 2004 versus 2003, primarily as a result of higher accounting fees and fees paid in connection with the collection of amounts due under one of the Company's notes receivable. These increases were partially offset by lower legal fees related to the renewal of the Company's credit facility and re-lease of aircraft during 2004.

Insurance expense was approximately $35,000 higher in 2004 versus 2003 primarily as a result of the Company having to provide owner coverage for more off-lease aircraft-days in 2004. This increase was partially offset by lower rates per dollar of coverage in 2004 versus 2003.

Bad debt expense was approximately $753,000 lower in 2004 versus 2003 because, during 2003, the Company recorded bad debt expense of approximately $650,000 for all rent and maintenance reserves owed by a lessee which defaulted on its payment obligations under leases for two aircraft and $250,000 to establish an allowance related to amounts due from another lessee for rent and maintenance necessary to meet the return conditions under its lease. In 2004, the Company recorded bad debt expense of approximately $147,000 for rent and reserves in connection with the early return of two aircraft by a lessee.

The Company's effective tax rates in 2004 and 2003 were approximately 34% and 37%, respectively. Since the Company incurred a loss for the year ended December 31, 2003, the recognition of the tax benefits related to the reduced state tax rates increased the Company's tax benefit from the loss and its effective tax rate for that year. Conversely, the Company had income for the year ended December 31, 2004, and the recognition of tax benefits related to the reduced state tax rates decreased the Company's effective tax rate for the year.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings, special purpose financing and excess cash flow.

(a)      Credit facility

In August 2003, the Company reached agreement with its lenders to renew the credit facility through August 31, 2004. In January 2004, a third bank was added to the Company's credit facility participant group. The new participant agreed to finance $10 million, bringing the Company's credit facility limit to $50 million. The facility bore interest, at the Company's option, at either (i) prime plus a margin of 50 to 150 basis points or (ii) LIBOR plus a margin of 275 to 375 basis points. Both the prime and LIBOR margins were determined by certain financial ratios. In 2004, the facility was renewed through October 31, 2005. The renewal agreement also revised certain pricing and covenant provisions and waived noncompliance with two covenants at September 30, 2004. In connection with the renewal, the LIBOR margin was set at 375 basis points through March 31, 2005, after which a margin of 275 to 375 basis points will be determined by certain financial ratios.

During 2004, the Company repaid a total of $7,050,000 of the outstanding principal under its credit facility. In accordance with the agreement for the credit facility, the Company must maintain compliance with certain financial covenants. As of December 31, 2004, $46,805,000 was outstanding under the credit facility and interest of $286,630 was accrued. The Company was in compliance with all covenants as of that date and is currently in compliance. Based on its current projections, the Company believes it will continue to be in compliance with all covenants of its credit facility, but there can be no assurance of such compliance. See "Factors That May Affect Future Results - 'Credit Facility Obligations' and 'Risks of Debt Financing'," below.

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

The Company's longer term viability will depend upon its ability to renew the credit facility at its October 2005 expiration with the existing or replacement lenders, or to refinance the credit facility using equity or alternative debt financing. Management expects the credit facility to be renewed on market terms; however, there is no assurance that the Company will be able to achieve either alternative prior to the currently scheduled expiration. In addition, the Company will need additional financing for acquisitions of leased assets, which will be necessary to offset the anticipated decreased lease rates which will result from future re-leases of the Company's current portfolio.

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

Even if the Company is able to successfully sell a portion of its assets and use the proceeds to repay the credit facility, if a renewed or replacement facility is not obtained, the Company's future ability to acquire assets would be significantly impaired, as the credit facility is the Company's primary means of financing acquisitions and no other sources of acquisition financing are immediately available. Thus the renewal or replacement of the Company's credit facility in an amount equal to or greater than the current $50 million limit will be critical to the Company's future operations.

(b) Special purpose financing

In September 2000, the Company acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation in the amount of $3,575,000, due April 15, 2006, which bears interest at the rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provides for a six month remarketing period at the expiration or early termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is deferred to the end of the six month period. The balance of the note payable at December 31, 2004 was $1,895,700 and interest of $2,280 was accrued. The Company was in compliance with all covenants of this note obligation as of that date and is currently in compliance.

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

(c)      Cash flow

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

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its credit facility, based upon (i) its estimates of future revenues and expenditures and
(ii) the expectation that the credit facility will be renewed on or before expiration. The Company's expectations concerning such cash flows are based on existing lease terms and rents, as well as numerous estimates, including (i) rents on assets to be re-leased, (ii) sale proceeds of certain assets currently under lease, (iii) the cost and anticipated timing of maintenance to be performed and (iv) acquisition of additional aircraft and the lease thereof at favorable lease terms. While the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions. Among the more significant external factors outside the Company's control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company's GAAP profitability and causes the Company to violate covenants of its credit facility, requiring repayment of some or all of the amounts outstanding under its credit facility, (ii) lessee non-performance or non-compliance with lease obligations (which may affect credit facility collateral limitations as well as revenue and expenses) and (iii) an unexpected deterioration of demand for aircraft equipment.

(i)      Operating activities

The Company's cash flow from operations for the year ended December 31, 2004 versus 2003 decreased by approximately $2,746,000. The change in cash flow is a result of changes in several cash flow items during the period, including principally the following:

         Lease rents, maintenance reserves and security deposits

Lease revenue, net of approximately $279,000 written off to bad debt expense in 2003, and $210,000 and $346,000 deferred to future years in 2004 and 2003, respectively, was approximately $647,000 higher in 2004 than in 2003, due primarily to the effect of increased lease revenue from aircraft purchased during 2004, which was partially offset by the effect of lower lease rates for several aircraft and the effect of aircraft off lease during 2004. In addition, the Company received approximately $103,000 more of cash payments for deferred rent during 2004 compared to 2003. In December 2004, it also received $165,000 for rent due in January 2005. It is expected that rental rates on aircraft to be re-leased will continue to decline, so that, absent additional acquisitions by the Company, aggregate lease revenues for the current portfolio can be expected to decline over the long term.

Payments received from lessees for maintenance reserves increased by approximately $1,288,000 in 2004 versus 2003, reflecting principally an increase in the number of aircraft owned by the Company, an increase in usage by lessees, and reserves received from the seller of the aircraft purchased by the Company in July 2004. Security deposits collected from lessees increased by approximately $367,000 in 2004 primarily as a result deposits received in connection with the Company's acquisitions during the year, net of deposits refunded to lessees at lease expiration or applied to past due amounts.

         Expenditures for maintenance

Expenditures for maintenance were approximately $123,000 more in 2004 than in 2003 primarily as a result of the payment of a portion of maintenance accruals recorded in 2003 in connection with the return of three aircraft from a lessee declared in default of its obligations.

         Aircraft insurance

Expenditures for aircraft insurance increased by approximately $129,000 during 2004 compared to 2003, primarily as a result of higher prepayments, which are based on the Company's estimated off-lease aircraft at the time of the policy's renewal in April of each year. Actual insurance expense depends on the aircraft which are off lease in any given period.

         Expenditures for interest

Expenditures for interest expense increased by approximately $192,000 in 2004 versus 2003, primarily as a result of pricing changes in the Company's credit facility in the third quarter of 2003 and higher market interest rates. Interest expenditures in future periods will be a product of prevailing interest rates and the outstanding principal balance on financings, which may be influenced by future acquisitions and/or required repayments resulting from changes in the collateral base.

         Income taxes

Current income tax payments decreased by approximately $180,000, as a result of decreased annualized estimated taxable income resulting from increased depreciation on aircraft acquired in 2004, increased interest deductions primarily as a result of higher average interest rates noted above, and increased maintenance expense related to off-lease aircraft. The effect of these items was partially offset by a decrease in bad debt expense from year to year.

The sale of a pool of twenty-four turboprop engines at the end of 2004 increased the Company's taxable income and consequently increased current year tax expense by approximately $1,704,000. Payment for the increased tax expense will occur in 2005.

(ii)     Investing activities

The increase in cash flow used for investing activities in 2004 versus 2003 was primarily due to the Company's purchase of aircraft in 2004 versus no purchases in 2003.

(iii)    Financing activities

The Company borrowed $14,700,000 on its credit facility to fund the purchase of aircraft in 2004 versus no such borrowings in 2003. The Company repaid approximately $4,680,000 more of its outstanding debt in 2004 than it repaid in 2003. The net effect of the Company's borrowing activities resulted in an increase in cash provided by financing activities of approximately $10,020,000 from year to year.

Outlook

The Company continually monitors the financial condition of its lessees in order to minimize the likelihood of significant defaults. In particular, the Company is currently monitoring the performance of two lessees with a total of three aircraft under lease. These leases were recently amended to defer a portion of rent and maintenance reserves payments due during the second half of 2004 to 2005. Any weakening in the aircraft industry may also affect the performance of lessees that currently appear creditworthy. See "Factors that May Affect Future Results - General Economic Conditions," below.

Although the Company purchased seven aircraft in 2004, additional acquisitions of leased assets will be necessary to offset the anticipated decreased lease rates which will most likely result from future re-leases of the Company's current portfolio. The Company's banks have not yet approved one of the 2004 acquisitions for inclusion in the credit facility borrowing base. Until such approval, the Company's ability to borrow is more limited than it otherwise would be, which will adversely affect both the Company's results and its covenant compliance. The Company expects the lenders to approve inclusion of this aircraft in the borrowing base in the second quarter of 2005.

The Company periodically reviews its portfolio of assets for impairment, based on the Company's cash flow analysis and third party appraisals. Any future adjustments, if necessary, would negatively affect the Company's financial results and the collateral available for the Company's credit facility. In addition, the Company's periodic review of the adequacy of its maintenance reserves, as well as routine and manufacturer-required maintenance for any off-lease aircraft, may result in changes to estimated maintenance expense, further reducing earnings.

As a result of depreciation and borrowing base restrictions with respect to aircraft having leases expiring in 2005, the Company may be required to make principal repayments under its credit facility. A focus of the Company, therefore, continues to be re-leasing aircraft that come off lease to limit the amount of any required repayment. Management believes that the Company will have sufficient cash to fund any required repayments resulting from scheduled lease expirations.

During 2004, the former lessee of one of the Company's aircraft signed a note in the amount of approximately $625,000 for rent and maintenance in excess of the security deposit which was held by the Company. Previously, the Company had recorded a $250,000 allowance against the amount receivable and believes this allowance is adequate to cover any shortfall in payment under the note. The Company has received the first three payments due under the note. Based on the debtor's continued payments, the Company may reverse a portion of the allowance in the future.

Factors that May Affect Future Results

Term of Credit Facility. As discussed in "Liquidity and Capital Resources -- Credit Facility" above, the term of the credit facility was extended for one year, until October 31, 2005. The Company's longer term viability will depend upon its ability to renew the credit facility at its October 2005 expiration with the existing or replacement lenders, or to refinance the credit facility using equity or alternative debt financing. There is no assurance that the Company will be able to achieve either alternative prior to the currently scheduled expiration of the credit facility on October 31, 2005. In addition, the Company will need additional financing for acquisitions of leased assets, which will be necessary to offset the anticipated decreased lease rates which will result from future re-leases of the Company's current portfolio.

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

In any event, if a renewed or replacement facility is not obtained, the Company's future ability to acquire assets will be significantly impaired, as the credit facility is the Company's primary means of financing acquisitions and no other sources of acquisition financing are immediately available. Thus the renewal or replacement of the Company's credit facility in an amount equal or greater than the current $50 million limit will be critical to the Company's asset and revenue growth. The approval of the banks for the inclusion of the aircraft purchased by the Company in July 2004 in the credit facility collateral base will be a critical factor in the Company's ability to acquire additional assets in the short term. If such approval is not received, it is likely the Company will not be able to acquire any assets unless the credit facility is increased. See "Outlook," above.

Credit Facility Obligations. The Company is obligated to make repayment of principal under the credit facility in order to maintain certain debt ratios with respect to its assets in the borrowing base. Assets that come off lease and remain off-lease for a period of time are removed from the borrowing base. The Company believes it will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term. The Company's belief is based on certain assumptions regarding renewal of existing leases, a lack of extraordinary interest rate increases, continuing GAAP profitability, no lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that the Company's assumptions will prove to be correct. If the assumptions are incorrect (for example, if an asset in the collateral base unexpectedly goes off lease for an extended period of time) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to deal with the situation, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with covenants or face default on its credit facility.

Concentration of Lessees and Aircraft Type. As a result of a December 2004 acquisition, and sales of assets in 2004, the Company's largest customer, a Taiwanese carrier, currently accounts for approximately 39% of the Company's monthly lease revenue. The Company's two largest customers together (the Taiwanese lessee and a Swedish lessee) currently account for approximately 55% of the Company's monthly lease revenue. A lease default by or collection problems with one of these customers could have a disproportionate negative impact on the Company's financial results, and therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk will diminish in the future only if the Company is able to lease additional assets to new lessees.

The acquisition of four Fokker 50 aircraft and three DHC-8 aircraft in 2004 made these two aircraft types the dominant aircraft types in the portfolio, constituting 10 and 8, respectively, of the 27 aircraft and representing 38% and 47%, respectively, based on book value. As a result, a change in the desirability and availability of either or both of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately large impact on the Company's portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of additional Fokker 50 or DHC-8 aircraft will increase the Company's risks related to its concentration of those aircraft types.

Increased Compliance Costs. Due to new Sarbanes-Oxley requirements applicable to the Company by December 2006 relating to internal controls and auditors' responsibilities to review and opine on those controls, the Company anticipates that the fees and expenses in connection with audit services are likely to significantly increase. The increase will generally arise from increased auditor responsibilities as well as an increased scope of examination of the Company which will broaden to include the Company's internal controls. Audit fees are expected to increase by approximately 100% and there may be additional costs arising from mandated testing of internal controls that will begin to take place in 2005 and be performed on a continual basis thereafter. The exact amount of these costs can only be determined as the Company proceeds further with its analysis of current internal controls. The Company, however, anticipates that it will have sufficient funds to pay for the increased compliance cost.

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

Interest Rate Risk. The Company's current credit facility and special purpose subsidiary indebtedness carry a floating interest rate based upon either the lender's prime rate or a floating LIBOR rate. Lease rates, generally, but not always, move with interest rates. Because lease rates are fixed at the origination of leases, interest rate increases during the term of a lease have no effect on existing lease payments. Therefore, if interest rates rise significantly, and there is relatively little lease origination by the Company following such rate increases, the Company could experience lower net earnings. The Company has not hedged its interest rate obligations. Consequently, if an interest rate increase were great enough, the Company might not be able to generate sufficient lease revenue to meet its interest payment and other obligations and comply with the net earnings covenant of its credit facility.

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

Reliance on JMC. All management of the Company is performed by JMC under a management agreement which is in the eighth year of a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Company's Board of Directors has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. While JMC may not owe any fiduciary duties to the Company by virtue of the management agreement, the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices with the Company. In addition, certain officers of the Company hold significant ownership positions in JHC and the Company.

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

Furthermore, during the ownership of an asset, an asset impairment charge against the Company's earnings may result from the occurrence of unexpected adverse changes that impact the Company's estimates of expected cash flows generated from such asset. The Company periodically reviews long-term assets for impairments, in particular, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds its fair value. The Company may be required to recognize asset impairment charges in the future as a result of a prolonged weak economic environment, challenging market conditions in the airline industry or events related to particular lessees, assets or asset types.

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

Item 7.           Financial Statements.

(a)               Financial Statements and Schedules

         (1) Financial statements for the Company:

                  Report of Independent Registered Accounting Firm,
                     PricewaterhouseCoopers LLP
                  Consolidated Balance Sheet as of December 31, 2004 Consolidated Statements of Operations for the Years Ended
                     December 31, 2004 and 2003
                  Consolidated Statements of Stockholders' Equity for the Years
                     Ended December 31, 2004 and 2003
                  Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 2004 and 2003
                  Notes to Financial Statements

         (2) Schedules:

                  All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

                Report of Independent Registered Accounting Firm




To the Stockholders of AeroCentury Corp.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of AeroCentury Corp. and subsidiary at December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


San Francisco, California
March 7, 2005

                                AeroCentury Corp.
                           Consolidated Balance Sheet


                                     ASSETS



                                                                                    December 31,
                                                                                         2004
                                                                                         ----

Assets:
     Cash and cash equivalents                                                    $     2,403,630
     Accounts receivable                                                                6,455,250
     Notes receivable, net of allowance for doubtful accounts of $623,690                 294,590
     Aircraft and aircraft engines held for lease,
        net of accumulated depreciation of $14,702,340                                 72,621,330
     Aircraft and aircraft engines held for sale,
        net of accumulated depreciation of $3,523,640                                   1,746,860
     Prepaid expenses and other                                                           409,870
                                                                                  ---------------

Total assets                                                                      $    83,931,530
                                                                                  ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       868,120
     Notes payable and accrued interest                                                48,989,610
     Maintenance reserves and accrued costs                                            10,292,520
     Security deposits                                                                  1,775,290
     Prepaid rent                                                                         404,930
     Unearned income                                                                        2,590
     Deferred taxes                                                                     1,097,580
     Taxes payable                                                                      1,703,710
                                                                                  ---------------

Total liabilities                                                                      65,134,350
                                                                                  ---------------

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  5,478,440
                                                                                  ---------------

                                                                                       19,301,250
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------

Total stockholders' equity                                                             18,797,180
                                                                                  ---------------

Total liabilities and stockholders' equity                                        $    83,931,530
                                                                                  ===============

The accompanying notes are an integral part of these statements.

                                                 AeroCentury Corp.
                                       Consolidated Statements of Operations




                                                                                 For the Years Ended December 31,
                                                                                      2004                2003
                                                                                      ----                ----

Revenues:

     Operating lease revenue                                                    $     8,995,720    $      8,764,040
     Gain on sale of aircraft and aircraft engines                                    1,748,140                   -
     Other income                                                                       159,980             145,470
                                                                                ---------------    ----------------

                                                                                     10,903,840           8,909,510
                                                                                ---------------    ----------------
Expenses:

     Depreciation                                                                     3,554,620           3,360,600
     Interest                                                                         2,420,580           1,940,920
     Management fees                                                                  1,988,290           1,909,850
     Maintenance                                                                        846,660           2,091,200
     Provision for impairment in value of aircraft                                      656,650                   -
     Professional fees and general and administrative                                   582,870             572,750
     Insurance                                                                          304,450             269,950
     Bad debt expense                                                                   146,750             899,910
                                                                                ---------------    ----------------

                                                                                     10,500,870          11,045,180
                                                                                ---------------    ----------------

Income/(loss) before taxes                                                              402,970         (2,135,670)

Tax provision/(benefit)                                                                 136,600           (795,370)
                                                                                ---------------    ----------------

Net income/(loss)                                                               $       266,370    $    (1,340,300)
                                                                                ===============    ================

Weighted average common shares outstanding                                            1,543,257           1,543,257
                                                                                ===============    ================

Basic earnings/(loss) per share                                                 $          0.17    $         (0.87)
                                                                                ===============    ================


The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2004 and 2003




                              Common            Paid-in           Retained        Treasury
                               Stock            Capital           Earnings          Stock             Total
                               -----            -------           --------          -----             -----


Balance,
  December 31, 2002        $       1,610    $   13,821,200    $   6,552,370     $   (504,070)    $  19,871,110

Net loss                               -                 -      (1,340,300)                 -      (1,340,300)
                           -------------    --------------    -------------     -------------    -------------

Balance,
  December 31, 2003        $       1,610    $   13,821,200    $   5,212,070     $   (504,070)    $  18,530,810

Net income                             -                 -          266,370                 -          266,370
                           -------------    --------------    -------------     -------------    -------------

Balance,
  December 31, 2004        $       1,610    $   13,821,200    $   5,478,440     $   (504,070)    $  18,797,180
                           =============    ==============    =============     =============    =============


The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                      Consolidated Statements of Cash Flows


                                                                                 For the Years Ended December 31,
                                                                                      2004                2003
                                                                                      ----                ----

Operating activities:
   Net income/(loss)                                                            $       266,370    $    (1,340,300)
   Adjustments to reconcile net income/(loss) to
     net cash provided by operating activities:
       Gain on sale of aircraft and aircraft engines                                (1,748,140)                   -
       Depreciation                                                                   3,554,620           3,360,600
       Provision for impairment in value of aircraft                                    656,650                   -
       Deferred taxes                                                               (1,686,870)           (978,390)
       Change in operating assets and liabilities:
         Accounts receivable                                                        (5,095,550)             440,940
         Reversal of allowance on note receivable                                      (10,750)                   -
         Prepaid expenses and other                                                     289,590           (216,930)
         Accounts payable and accrued expenses                                          383,730            (45,260)
         Accrued interest on notes payable                                              131,310            (75,160)
         Maintenance reserves and accrued costs                                       1,556,460           2,964,560
         Security deposits                                                              343,740           (822,900)
         Prepaid rent                                                                   206,170              12,730
         Unearned income                                                                  2,590                   -
         Taxes payable                                                                1,703,710                   -
                                                                                ---------------    ----------------
Net cash provided by operating activities                                               553,630           3,299,890

Investing activities:
   Payments received on note receivable                                                  90,950              17,600
   Issuance of note receivable                                                        (374,790)                   -
   Proceeds from disposal of assets                                                   7,320,660                   -
   Purchase of aircraft and aircraft engines                                       (22,000,540)            (10,010)
                                                                                ---------------    ----------------
Net cash (used)/provided by investing activities                                   (14,963,730)               7,590

Financing activities:
   Issuance of notes payable                                                         14,700,000                   -
   Repayment of notes payable                                                       (7,334,900)         (2,654,850)
                                                                                ---------------    ----------------
Net cash provided/(used) by financing activities                                      7,365,100         (2,654,850)

Net (decrease)/increase in cash and cash equivalents                                (7,045,000)             652,630

Cash and cash equivalents, beginning of period                                        9,448,630           8,796,000
                                                                                ---------------    ----------------

Cash and cash equivalents, end of period                                        $     2,403,630    $      9,448,630
                                                                                ===============    ================



During the years ended December 31, 2004 and 2003, the Company paid interest totaling $2,289,530 and $1,969,950, respectively, and income taxes totaling $1,080 and $181,530, respectively.


The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2004


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


(b)      Cash and Cash Equivalents/Deposits

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

(c) Aircraft and Aircraft Engines Held For Lease and Held for Sale

         The Company's interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs. Depreciation is computed using the straight-line method over the aircraft's estimated economic life (generally assumed to be twelve years from the date of acquisition), to an estimated residual value based on appraisal. The Company's aircraft and aircraft engines which are held for sale are not subject to depreciation.

(d)      Impairment of Long-lived Assets

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

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2004


1. Organization and Summary of Significant Accounting Policies (continued)

(e)      Loan Commitment and Related Fees

         To the extent that the Company is required to pay loan commitment fees and legal fees in order to secure debt, such fees are amortized over the life of the related loan.

(f)      Maintenance Reserves and Accrued Costs and  Security Deposits

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. The accompanying balance sheet reflects liabilities for maintenance reserves and accrued costs, which include refundable and non-refundable maintenance payments received from lessees, as well as security deposits received from lessees. At December 31, 2004, the Company had accrued liabilities for refundable maintenance reserves of $445,800, non-refundable maintenance reserves of $8,817,580 and security deposits of $1,775,290.

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

         The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease, as well as the condition of the aircraft upon return or inspection. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At December 31, 2004, the Company had accrued maintenance costs, in excess of reserve amounts received under the leases, of approximately $1,029,140 related to several of its aircraft.

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

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2004


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

(j)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income/(loss) for the years ended December 31, 2004 and 2003.

(k)      Recent Accounting Pronouncements

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 is effective for guarantees issued or modified after December 31, 2002. The Company had one guarantee, which was issued prior to December 31, 2002. During the second quarter of 2003, the Company recorded a liability for the maximum obligation it had assumed under this guarantee and wrote off the related receivable. During the fourth quarter of 2003, the vendor waived the amount due, and the Company reversed its accrual.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2004


1. Organization and Summary of Significant Accounting Policies (continued)

(k) Recent Accounting Pronouncements (continued)

         In January 2003, the FASB issued interpretation FIN No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which was subsequently revised in December 2003 ("FIN 46R"). FIN 46R requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary of the entity. A company is a primary beneficiary if it is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R was applicable immediately to variable interest entities created after January 31, 2003, and is effective for all other existing entities in financial statements for periods ending after December 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The Company has no interest in any variable interest entity and, therefore, the full adoption of FIN 46R had no effect on the Company's consolidated financial condition or results of operations.

         SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was effective for activities that were initiated after December 31, 2002. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for under Emerging Issues Task Force ("EITF") No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The adoption of SFAS 146 had no effect on the Company's consolidated financial condition or results of operations.

         SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities, addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset in some circumstances) and equity. SFAS 150 requirements apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. It requires that all instruments with characteristics of both liabilities and equity be classified as a liability and remeasured at fair value on each reporting date. SFAS 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003, and for the first interim period beginning after June 15, 2003 for all other instruments. The adoption of SFAS 150 had no effect on the Company's consolidated financial condition or results of operations.

         SFAS 153, Exchanges of Nonmonetary Assets, addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the full adoption of SFAS 153 to have an impact on the Company's consolidated financial statements or results of operations.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2004


2.       Aircraft and Aircraft Engines Held for Lease

         At December 31, 2004, the Company owned eight deHavilland DHC-8s, three deHavilland DHC-6s, two Shorts SD 3-60s, ten Fokker 50s, two Saab 340As, one Fairchild Metro III and one turboprop engine which are held for lease. During 2004, the Company acquired four Fokker 50 aircraft with lease terms varying between 18 and 30 months and three deHavilland DHC-8 aircraft with lease terms of 36 months. The Company sold a deHavilland DHC-7 aircraft, resulting in a loss of approximately $151,000, a pool of twenty-four turboprop engines, resulting in a gain of approximately $1,727,000 and another spare engine, resulting in a gain of approximately $172,000. The Company also extended the leases for several of its aircraft. In addition, the leases for two of the Company's Fokker 50 and one of its Shorts SD 3-60 aircraft were amended to defer a portion of rent and maintenance reserves payments due during the second half of 2004 to 2005.

         At December 31, 2004, the following aircraft and one spare turboprop engine were off lease:

         During the second quarter of 2004, the lessee of the Fairchild Metro III aircraft filed for bankruptcy protection in Canada, at which time the lessee owed maintenance reserves of $11,320 attributable to periods before the filing date. The Company and the lessee subsequently agreed to terminate the lessee's obligation to pay rent as of September 30, 2004 and the lessee returned the aircraft to the Company. The Company holds a security deposit of $25,890 from the lessee. The Company is seeking re-lease or sale opportunities for this aircraft.

         During the third quarter, the Company and the lessee of the Company's two Saab 340A aircraft reached an agreement for the lessee to return the aircraft to a maintenance facility, in return for which ACY released the lessee from its obligations under the leases. The Company wrote off approximately $147,000 of rent receivable and approximately $33,000 of prepaid legal expenses which would have been amortized over the remainder of the leases. In addition, approximately $390,000 was accrued for estimated maintenance to be performed to ready the aircraft for re-lease. The Company is seeking re-lease or sale opportunities for these aircraft, as well as the off lease turboprop engine.

         The Company is seeking re-lease or sale opportunities for one of its Shorts SD 3-60 aircraft.

         In accordance with its periodic review of its portfolio of assets for impairment, the Company recorded a provision for impairment of approximately $463,000 for one of its aircraft, based on the Company's cash flow analysis and third party appraisals.

3.       Aircraft and Aircraft Engines Held for Sale

         At December 31, 2004, the Company owned a deHavilland DHC-7, which is included in the Caribbean segment in Note 4. During the fourth quarter of 2004, the Company agreed to sell the aircraft in early 2005. At December 31, 2004, the Company recorded an impairment charge of approximately $193,000 for the aircraft, which included estimated maintenance and other estimated sales-related costs. As discussed in Note 11, the aircraft was sold in February 2005.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2004


4.       Operating Segments

         The Company operates in one business segment, leasing of regional aircraft to regional airlines, primarily foreign, and therefore does not present separate segment information for lines of business.

         Approximately 10% and 11% of the Company's operating lease revenue was derived from lessees domiciled in the United States during 2004 and 2003, respectively. All revenues relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

         The tables below set forth geographic information about the Company's operating leased aircraft equipment, grouped by domicile of the lessee:



                                              Operating Lease Revenue for the
                                                 Years Ended December 31,
                                                2004                  2003
                                                ----                  ----



           Asia                            $      3,703,150    $     3,094,620
           Europe and United Kingdom              2,577,450          2,331,360
           Caribbean                              1,180,780          1,250,670
           United States and Canada               1,043,830          1,082,220
           South America                            490,510          1,005,170
                                           ----------------    ---------------
                                           $      8,995,720    $     8,764,040
                                           ================    ===============





                                         Net Book Value at
                                            December 31,
                                                2004
                                                ----



           Asia                            $     33,539,660
           Europe and United Kingdom             20,011,180
           Caribbean                             15,309,560
           South America                          4,532,790
           United States and Canada                 975,000
                                           ----------------
                                           $     74,368,190
                                           ================

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2004


5.       Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables. The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

         For the year ended December 31, 2004, the Company had four significant customers, which accounted for 24%, 16%, 11% and 10%, respectively, of lease revenue. For the year ended December 31, 2003, the Company had two significant customers, which accounted for 22% and 11%, respectively, of lease revenue.

         At December 31, 2004, the Company had one significant receivable, which accounted for 85% of the Company's total receivables. The receivable, which was related to the sale of an engine portfolio in late 2004, was collected in January 2005.

         As of December 31, 2004, minimum future operating lease revenue payments receivable under noncancelable leases were as follows:

              Year
              2005                                     $      9,062,380
              2006                                            5,188,300
              2007                                            3,844,150
              2008                                              766,650
              2009                                              239,400
                                                       ----------------
                                                       $     19,100,880
                                                       ================

6.       Notes Receivable

         During the third quarter of 2003, the Company's two DHC-7 aircraft were returned to the Company by a defaulted lessee, and a settlement agreement was reached with the lessee in the amount of $500,000. The lessee paid $20,000 to the Company at the time of the settlement and signed a note in the amount of $480,000. At that time, the Company fully reserved the balance due. Accordingly, all payments received in 2003 and the first nine months of 2004 were recorded as income. At September 30, 2004, based on the payment history to date, the Company reversed a portion of the allowance, which decreased it to 50% of the note balance. However, based on recent experience, the Company's evaluation of the debtor's intention to make future payments has changed, and the Company increased the allowance to 100% of the remaining note balance at December 31, 2004. As discussed in Note 11, in January 2005, the Company sent a default notice to the debtor and subsequently filed a lawsuit against the debtor.

         The lease for one of the Company's aircraft expired in September 2002, but the lessee was obligated under the lease to continue to pay rent until certain return conditions were met. The Company and the lessee agreed to certain terms and conditions regarding the return of the aircraft and the amounts owed by the lessee. Although the Company held a security deposit from this lessee, the amount of the deposit was not sufficient to pay the rent accrued through the return date and reimburse the Company for maintenance work which was performed to meet the return conditions of the lease. During 2004, the lessee signed a note in the amount of approximately $625,000, to be paid in 18 monthly installments. The Company had previously recorded a $250,000 allowance against the amount receivable and believes that such allowance is adequate to cover any shortfall in payment under the note.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2004


7.       Notes Payable and Accrued Interest

(a)      Credit facility

         In August 2003, the Company reached agreement with its lenders to renew the credit facility through August 31, 2004. In January 2004, a third bank was added to the Company's credit facility participant group. The new participant agreed to finance $10 million, bringing the Company's credit facility limit to $50 million. The facility bore interest, at the Company's option, at either (i) prime plus a margin of 50 to 150 basis points or (ii) LIBOR plus a margin of 275 to 375 basis points. Both the prime and LIBOR margins were determined by certain financial ratios. In 2004, the facility was renewed through October 31, 2005. The renewal agreement also revised certain pricing and covenant provisions and waived noncompliance with two covenants at September 30, 2004. In connection with the renewal, the LIBOR margin was set at 375 basis points through March 2005, after which a margin of 275 to 375 basis points will be determined by certain financial ratios.

         During 2004, the Company repaid a total of $7,050,000 of the outstanding principal under its credit facility. In accordance with the agreement for the credit facility, the Company must maintain compliance with certain financial covenants, such as a requirement for bank approval of new leases and a net worth ratio. As of December 31, 2004, the Company was in compliance with all covenants, $46,805,000 was outstanding under the credit facility, and interest of $286,630 was accrued.

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

         Even if the Company is able to successfully sell a portion of its assets and use the proceeds to repay the credit facility, if a renewed or replacement facility is not obtained, the Company's future ability to acquire assets would be significantly impaired, as the credit facility is the Company's primary means of financing acquisitions and no other sources of acquisition financing are immediately available. Thus the renewal or replacement of the Company's credit facility in an amount equal to or greater than the current $50 million limit will be critical to the Company's future operations.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2004


7.       Notes Payable and Accrued Interest (continued)

(b)      Special purpose financing

         In September 2000, the Company acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation, as amended, in the amount of $3,575,000, due April 15, 2006, which bears interest at the rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provides for a six month remarketing period at the expiration or early termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is deferred to the end of the six month period. The balance of the note payable at December 31, 2004 was $1,895,700 and interest of $2,280 was accrued. As of December 31, 2004, the Company was in compliance with all covenants of this note obligation.

8.       Stockholder Rights Plan

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

9.       Income Taxes

         The items comprising income tax expense/(benefit) are as follows:



                                                                               For the Years Ended December 31,
                                                                                    2004                2003
                                                                                    ----                ----

         Current tax provision:
              Federal                                                        $      1,725,900    $       171,700
              State                                                                    97,570             11,320
                                                                             ----------------    ---------------
              Current tax provision                                                 1,823,470            183,020
                                                                             ----------------    ---------------

         Deferred tax benefit:
              Federal                                                             (1,622,060)          (900,770)
              State                                                                  (64,810)           (77,620)
                                                                             ----------------    ---------------
              Deferred tax benefit                                                (1,686,870)          (978,390)
                                                                             ----------------    ---------------
         Total provision/(benefit) for income taxes                          $        136,600    $     (795,370)
                                                                             ================    ===============


                                                 AeroCentury Corp.
                                    Notes to Consolidated Financial Statements
                                                 December 31, 2004


9.       Income Taxes (continued)

         Total income tax expense/(benefit) differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:



                                                                               For the Years Ended December 31,
                                                                                    2004                2003
                                                                                    ----                ----


         Income tax provision/(benefit) at statutory federal income tax rate $        137,010    $     (726,130)
         State tax provision/(benefit), net of federal benefit                          4,960            (8,840)
         Tax rate differences                                                         (5,370)           (60,400)
                                                                             ----------------    ---------------
         Total income tax provision/(benefit)                                $        136,600    $     (795,370)
                                                                             ================    ===============



         Tax rate differences result from a decrease in the Company's effective state tax rate due to changes in state apportionment percentages.

         Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2004 are as follows:

         Deferred tax assets:
              Bad debt allowance                                             $        212,150
              Deferred maintenance                                                    501,180
              Maintenance reserves                                                  2,835,700
              Prepaid rent and other                                                  138,340
                                                                             ----------------
                  Deferred tax assets                                               3,687,370
         Deferred tax liabilities:
              Depreciation on aircraft and aircraft engines                       (4,565,880)
              Unearned income                                                        (48,070)
              Other                                                                 (171,000)
                                                                             ----------------
                  Net deferred tax liabilities                               $    (1,097,580)
                                                                             ================



         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

                                AeroCentury Corp.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2004


10.      Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $1,988,290 and $1,909,850 during the years ended December 31, 2004 and 2003, respectively. The Company paid acquisition fees totaling $800,000 to JMC in 2004, in connection with the Company's purchase of seven aircraft. Because the Company did not acquire any aircraft during 2003, no acquisition fees were paid to JMC for this period. In 2004, the Company recorded remarketing fees totaling $275,500 to JMC in connection with the sale of an aircraft, a spare engine and a pool of twenty-four of the Company's turboprop engines. No remarketing fees were paid to JMC during the 2003.

11.      Subsequent Events

         In the first quarter of 2005, as a result of a late payment and subsequent non-payment on one of the Company's notes receivable, and the Company's evaluation of the debtor's intention to make future payments, the Company sent a default notice to the debtor and subsequently filed a lawsuit against the debtor.

         In February 2005, the Company sold its deHavilland DHC-7 aircraft and recognized an additional loss of approximately $60,000, which was incurred subsequent to December 31, 2004. In connection with the sale, the Company paid a remarketing fee of $49,650 to JMC.

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

Item 8B. Other Information

None.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

Information relating to our board of directors and executive officers, including the independence of the audit committee and audit committee financial expert, will be incorporated by reference from the Company's definitive proxy statement ("the "2005 Proxy Statement") for its annual stockholders' meeting to be held on April 28, 2005 in the section entitled "Information Regarding the Company's Directors and Officers."

The Company has adopted a code of business conduct and ethics, or code of conduct. The code of conduct qualifies as a "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. A copy of the code of conduct is available on the Company's website at www.aerocentury.com or upon written request to the Investor Relations Department, 1440 Chapin Avenue, Suite 310, Burlingame, California 94010. To the extent required by law, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure on our website in accordance with SEC rules.

On September 2, 2004, Neal D. Crispin (President & Chairman) purchased 1,000 shares of Common Stock on the open market. Although a Form 4 was timely filed for Mr. Crispin, a corresponding Form 4 showing a single increase in the indirect beneficial ownership of his spouse, Toni M. Perazzo (Director, Sr. Vice President-Finance and Secretary), was not timely filed due to an inadvertent clerical error, but was subsequently filed.

Item 10.          Executive Compensation.

Incorporated by reference to the section of the 2005 Proxy Statement entitled "Information Regarding the Company's Directors and Officers -- Employee Compensation."

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the section of the 2005 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

Item 12.          Certain Relationships and Related Transactions.

Incorporated by reference to the section of the 2005 Proxy Statement entitled "Related Party Transactions."

Item 13. Exhibits.

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

                  4.1      Reference is made to Exhibit 3.5.

                  * 10.1 Employment Agreement between the Company and Neal D. Crispin, dated April 24, 2003, incorporated by reference to Exhibit 10.1 to the Report on Form 10-KSB for the fiscal year ended December 31, 2003.

                  *10.2 Employment Agreement between the Company and Marc J. Anderson, dated April 24, 2003, incorporated by reference to Exhibit 10.2 to the Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

                  10.7 Amended and Restated Credit Agreement, dated June 28, 2000, between the Company and National City Bank, as agent, and California Bank & Trust and Sanwa Bank California, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2000.

                  10.8 Amendment to Amended and Restated Credit Agreement, between National City Bank, as agent, and California Bank & Trust and United California Bank, dated March 7, 2002, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2002.

                  10.9 Second Amendment to Amended and Restated Credit Agreement between National City Bank, as agent, and California Bank & Trust and Bank of the West, Successor in Interest to United California Bank, formerly known as Sanwa Bank California, dated January 1, 2003, incorporated by reference to Exhibit
                           10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2003.

                  10.10 Third Amendment to Amended and Restated Credit Agreement between National City Bank, as agent, and California Bank & Trust and Bank of the West, Successor in Interest to United California Bank, formerly known as Sanwa Bank California, dated , dated June 28 2003, incorporated by reference to
                           Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2003.

                  10.11 Fourth Amendment to Amended and Restated Credit Agreement between National City Bank, as agent, and California Bank & Trust, dated August 28 2003, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2003.

                  10.12 Fifth Amendment to Amended and Restated Credit Agreement between National City Bank, as agent, and California Bank & Trust and Bank of the West, Successor in Interest to United California Bank, formerly known as Sanwa Bank California, dated as of August 28, 2003, incorporated by reference to Exhibit
                           10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2003.

                  10.13 Sixth Amendment to Amended and Restated Credit Agreement between National City Bank, as agent, and California Bank & Trust and Bank of the West, Successor in Interest to United California Bank, formerly known as Sanwa Bank California, dated January 2, 2004, incorporated by reference to Exhibit
                           10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2004.

                  10.14 Seventh Amendment to Amended and Restated Credit Agreement between the Company, National City Bank, as agent, and National City Bank, California Bank & Trust California Bank & Trust and First Bank dba First Bank & Trust, as lenders, dated August 30, 2004, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2004

                  10.15 Eighth Amendment to Amended and Restated Credit Agreement between the Company, National City Bank, as agent, and National City Bank, California Bank & Trust California Bank & Trust and First Bank dba First Bank & Trust, as lenders, dated October 28, 2004, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2004.

                  10.16 Ninth Amendment to Amended and Restated Credit Agreement between the Company, National City Bank, as agent, and National City Bank, California Bank & Trust California Bank & Trust and First Bank dba First Bank & Trust, as lenders, dated November 4, 2004, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004.

                  10.17    Aircraft  Purchase  and  Sale  Agreements  between
                           AeroCentury Corp. and UNI Airways Corporation, dated December 3, 2004.

                  21       Subsidiaries of the Company.

                  31.1 Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------
         * Indicates management contract or compensatory plan or arrangement.


Item 14. Principal Accountant Fees and Services.

Incorporated by reference to the section of the 2005 Proxy Statement entitled "Information Regarding Auditors - Audit Fees."

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2005.

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2005.

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

     /s/ Marc J. Anderson              Director, Chief Operating Officer, Senior
     -------------------------------   Vice President
     Marc J. Anderson

     /s/ Thomas G. Hiniker             Director
     -------------------------------
     Thomas G. Hiniker

     /s/ Thomas W. Orr                 Director
     -------------------------------
     Thomas W. Orr

     /s/ Evan M. Wallach               Director
     -------------------------------
     Evan M. Wallach