Form 10QSB
period 2005-03-31
AEROCENTURY CORP
filed 2005-05-12
CIK 1036848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005

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

                                 (650) 340-1888
                           (Issuer's telephone number)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes   X     No
    ----      ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2005 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, outstanding, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes        No   x
                                                               ----      ----
                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

                                     PART I
                              FINANCIAL INFORMATION

Forward-Looking Statements

This Annual Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements in this Annual Report other than statements of historical fact are "forward looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements.

Forward-looking statements include: (i) in Item 1 "Financial Statements," statements concerning the Company's belief that an allowance of $250,000 against an amount receivable from a lessee is adequate to cover any shortfall in payment; and the expectation that the credit facility will be renewed on market terms; and the Company's anticipation that the Company will generate adequate future taxable income to realize benefits of all deferred tax assets; (ii) in
Item 2 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements concerning the Company's belief that it will continue to be in compliance with its credit facility covenants; the expectation that the credit facility will be renewed on market terms; the Company's belief that it will have adequate cash flow to meet its ongoing operational needs, including credit facility repayments; the Company's belief that its assumptions used to forecast cash flow are reasonable; the Company's expectation regarding the long-term decline of lease rentals from its current portfolio; (iii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements concerning the Company's anticipation with respect to approval by the lenders of a previously acquired aircraft for inclusion in the collateral base; and the Company's belief that the Company will have sufficient cash to fund any required repayments resulting from scheduled lease expirations; and (iv) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," statements regarding the Company's belief that it will have sufficient cash funds to make any payments that are required under the credit facility due to collateral pool limitations arising from assets coming off lease; the anticipated increased compliance cost created by the Sarbanes-Oxley Act and the Company's ability to fund such increased costs; the Company's anticipated purchase of used aircraft and concentration on turboprop equipment, the Company's intention to concentrate on future leases to regional air carriers; the Company's belief that overseas markets present opportunities; and the Company's belief that it is competitive because of JMC's experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," including general economic conditions, particularly those that affect the demand for regional aircraft and engines and the financial status of the Company's primary customers, foreign regional passenger airlines; further disruptions to the air travel industry due to terrorist attacks or wartime hostilities or catastrophic events; increasing jet fuel costs that weaken the financial health of air carriers; the Company's ability to renew and enlarge its credit facility on reasonable business terms at or prior to its expiration; the financial performance of the Company's lessees and their compliance with rental, maintenance and return conditions under their respective leases; the availability of suitable aircraft acquisition transactions in the regional aircraft market; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

                                AeroCentury Corp.
                      Condensed Consolidated Balance Sheet
                                    Unaudited

                                     ASSETS
                                                                                      March 31,
                                                                                        2005

Assets:
     Cash and cash equivalents                                                    $     3,030,640
     Accounts receivable                                                                  826,900
     Notes receivable, net of allowance for doubtful accounts of $620,090                 189,550
     Aircraft and aircraft engines held for lease,
        net of accumulated depreciation of $15,412,480                                 70,961,380
     Aircraft and aircraft engines held for sale,
        net of accumulated depreciation of $214,990                                       712,830
     Prepaid expenses and other                                                           384,710
                                                                                  ---------------

Total assets                                                                      $    76,106,010
                                                                                  ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       470,190
     Notes payable and accrued interest                                                43,119,570
     Maintenance reserves and accrued costs                                            10,527,230
     Security deposits                                                                  1,780,070
     Prepaid rent                                                                         266,300
     Deferred taxes                                                                       846,530
     Taxes payable                                                                        259,100
                                                                                  ---------------

Total liabilities                                                                      57,268,990
                                                                                  ---------------

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  5,518,280
                                                                                  ---------------
                                                                                       19,341,090
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------

Total stockholders' equity                                                             18,837,020
                                                                                  ---------------

Total liabilities and stockholders' equity                                        $   76,106,010
                                                                                  ===============

The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                   Condensed Consolidated Statements of Income
                                    Unaudited

                                                                               For the Three Months Ended March 31,
                                                                                      2005                2004
                                                                                      ----                ----
Revenues:

     Operating lease revenue                                                    $     2,521,610    $      2,059,800
     Loss on sale of aircraft and aircraft engines                                     (59,550)                   -
     Other income                                                                        78,090              70,230
                                                                                ---------------    ----------------

                                                                                      2,540,150           2,130,030
                                                                                ---------------    ----------------
Expenses:

     Depreciation                                                                       925,130             845,080
     Interest                                                                           762,720             551,140
     Management fees                                                                    544,350             462,780
     Professional fees and general and administrative                                   138,460             141,180
     Insurance                                                                           92,610              74,020
     Maintenance                                                                         16,610              24,780
     Provision for impairment in value of aircraft                                       12,180                   -
                                                                                ---------------    ----------------

                                                                                      2,492,060           2,098,980
                                                                                ---------------    ----------------

Income before taxes                                                                      48,090              31,050

Tax provision                                                                             8,250                 930
                                                                                ---------------    ----------------

Net income                                                                      $        39,840    $         30,120
                                                                                ===============    ================

Weighted average common shares outstanding                                            1,543,257           1,543,257
                                                                                ===============    ================

Basic earnings per share                                                        $          0.03    $           0.02
                                                                                ===============    ================

The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                             For the Three Months Ended March 31,
                                                                                      2005                2004
                                                                                      ----                ----

Net cash (used)/provided by operating activities                                $     (682,930)    $        579,330
                                                                                ---------------    ----------------

Investing activities:
   Payments received on note receivable                                                 108,650                   -
   Proceeds from disposal of assets                                                   7,187,300                   -
   Equipment additions to aircraft                                                    (117,370)           (308,750)
                                                                                ---------------    ----------------
Net cash provided/(used) by investing activities                                      7,178,580           (308,750)
                                                                                ---------------    ----------------

Financing activity -
   Repayment of notes payable                                                       (5,868,640)           (821,560)
                                                                                ---------------    ----------------
Net cash used by financing activities                                               (5,868,640)           (821,560)
                                                                                ---------------    ----------------

Net increase/(decrease) in cash and cash equivalents                                    627,010           (550,980)

Cash and cash equivalents, beginning of period                                        2,403,630           9,448,630
                                                                                ---------------    ----------------

Cash and cash equivalents, end of period                                        $     3,030,640    $      8,897,650
                                                                                ===============    ================

During the three months ended March 31, 2005 and 2004, the Company paid interest totaling $723,000 and $513,110, respectively, and income taxes totaling
$1,704,000 and $0, respectively.

The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2005


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

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2005


1.       Organization and Summary of Significant Accounting Policies (continued)

 (f)     Maintenance Reserves and Accrued Costs and  Security Deposits

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. The accompanying balance sheet reflects liabilities for maintenance reserves and accrued costs, which include refundable and non-refundable maintenance payments received from lessees, as well as security deposits received from lessees. At March 31, 2005, the Company had accrued liabilities for refundable maintenance reserves of $452,740, non-refundable maintenance reserves of $9,342,000 and security deposits of $1,780,070.

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

         The Company periodically reviews maintenance reserves for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease, as well as the condition of the aircraft upon return or inspection. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed as a result of hours flown. At March 31, 2005, the Company had accrued maintenance costs, in excess of reserve amounts received under the leases, of $732,490 related to several of its aircraft.

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

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2005


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

(j)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the three months ended March 31, 2005 and 2004.

(k)      Recent Accounting Pronouncements

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

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2005


1.       Organization and Summary of Significant Accounting Policies (continued)

(k)      Recent Accounting Pronouncements (continued)

         SFAS 153, Exchanges of Nonmonetary Assets, addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the full adoption of SFAS 153 to have an impact on the Company's consolidated financial condition or results of operations.

2.       Aircraft and Aircraft Engines Held for Lease

         At March 31, 2005, the Company owned eight deHavilland DHC-8s, three deHavilland DHC-6s, two Shorts SD 3-60s, ten Fokker 50s, two Saab 340As, and one turboprop engine which are held for lease. The Company did not acquire or sell any aircraft held for lease during the first three months of 2005.

         At March 31, 2005, the Company's two Saab 340A aircraft, one of the Company's Shorts SD 3-60 aircraft and the Company's spare turboprop engine were off lease. The Company is seeking re-lease or sale opportunities for these assets.

3.       Aircraft and Aircraft Engines Held for Sale

         In February 2005, the Company sold its deHavilland DHC-7, which had been written down to its estimated net sale value at December 31, 2004. At the time of sale, the Company recognized an additional loss of approximately $60,000 incurred subsequent to December 31, 2004.

         The Company owned a Fairchild Metro III, which was returned during 2004, after the lessee filed for bankruptcy protection in Canada. The lessee owed maintenance reserves of $11,320 attributable to periods before the filing date. During the first quarter, the Company applied $11,320 of the $25,890 security deposit it held to the amounts owed to the Company. In March 2005, the Company agreed to sell the aircraft. At March 31, 2005, the Company recorded an impairment charge of approximately $12,000 for the aircraft, which included estimated maintenance and other estimated sales-related costs. As discussed in
Note 9, the aircraft was sold in April 2005.

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2005


4.       Notes Receivable

         During the third quarter of 2003, the Company's two DHC-7 aircraft were returned to the Company by a defaulted lessee, and a settlement agreement was reached with the lessee in the amount of $500,000. The lessee paid $20,000 to the Company at the time of the settlement and signed a note in the amount of $480,000. The lessee made all payments due through December 31, 2004 but, as a result of a late payment and subsequent non-payment, and the Company's evaluation of the debtor's intention to make future payments, the Company fully reserved the balance of the note at December 31, 2004. The balance of the fully reserved note is $370,090 at March 31, 2005. During the first quarter of 2005, the Company sent a default notice to the debtor and subsequently filed a lawsuit against the debtor.

         During 2004, the former lessee of one of the Company's aircraft signed a note in the amount of approximately $625,000, to be paid in 18 monthly installments. The Company has received all payments due to date. The note was for rent and maintenance in excess of the security deposit held by the Company. The Company had previously recorded a $250,000 allowance against the amount receivable and believes that such allowance is adequate to cover any shortfall in payment under the note.

5.       Notes Payable and Accrued Interest

(a)      Credit facility

         In 2004, the Company's credit facility was renewed through October 31, 2005. In connection with the renewal, the LIBOR margin was set at 375 basis points through March 2005, after which a margin of 275 to 375 basis points will be determined by certain financial ratios.

         During the first three months of 2005, the Company repaid a total of $5,800,000 of the outstanding principal under its credit facility. The Company must maintain compliance with certain financial covenants under its credit facility agreement. As of March 31, 2005, the Company was in compliance with all covenants, $41,005,000 was outstanding under the credit facility, and interest of $285,140 was accrued.

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

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2005


5.       Notes Payable and Accrued Interest (continued)

(a)      Credit facility (continued)

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

(b)      Special purpose financing

         In September 2000, the Company acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation, as amended, in the amount of $3,575,000, due April 15, 2006, which bears interest at the rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provides for a six month remarketing period at the expiration or early termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is deferred to the end of the six month period. The balance of the note payable at March 31, 2005 was $1,827,060 and interest of $2,370 was accrued. As of March 31, 2005, the Company was in compliance with all covenants of this note obligation.

6.       Stockholder Rights Plan

         On April 8, 1998, the Company's Board of Directors adopted a stockholder rights plan granting a dividend of one stock purchase right for each share of the Company's common stock outstanding as of April 23, 1998. The rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company's outstanding common stock by a person or group. Each right entitles the holder to purchase one one-hundredth of a share of Series A Preferred Stock of the Company at an exercise price of $66.00 per one-one-hundredth of a share. Each right entitles the holder, other than an "acquiring person," to acquire shares of the Company's common stock at a 50% discount to the then prevailing market price. The Company's Board of Directors may redeem outstanding rights at a price of $0.01 per right.

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2005


7.       Income Taxes

         The items comprising income tax expense are as follows:
                                                                             For the Three Months Ended March 31
                                                                                    2005                2004
                                                                                    ----                ----
         Current tax provision:
              Federal                                                        $        258,300    $             -
              State                                                                     1,000              1,550
                                                                             ----------------    ---------------
              Current tax provision                                                   259,300              1,550
                                                                             ----------------    ---------------

         Deferred tax benefit:
              Federal                                                               (242,290)             10,030
              State                                                                   (8,760)           (10,650)
                                                                             ----------------    ---------------
              Deferred tax benefit                                                  (251,050)              (620)
                                                                             ----------------    ---------------
         Total provision for income taxes                                    $          8,250    $           930
                                                                             ================    ===============

         Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                             For the Three Months Ended March 31,
                                                                                    2005                2004
                                                                                    ----                ----
         Income tax provision at statutory federal income tax rate           $         16,350    $        10,560
         State tax provision, net of federal benefit                                      670              1,060
         Tax rate differences                                                         (8,770)           (10,690)
                                                                             ----------------    ---------------
         Total income tax provision                                          $          8,250    $           930
                                                                             ================    ===============

         Tax rate differences result from a decrease in the Company's effective state tax rate due to changes in state apportionment percentages.

         Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of March 31, 2005 are as follows:

         Deferred tax assets:
              Bad debt allowance                                             $        210,900
              Deferred maintenance                                                    405,650
              Maintenance reserves                                                  3,013,620
              Prepaid rent and other                                                   90,840
                                                                             ----------------
                  Deferred tax assets                                               3,721,010
         Deferred tax liabilities:
              Depreciation on aircraft and aircraft engines                       (4,374,670)
              Unearned income                                                        (30,420)
              Other                                                                 (162,450)
                                                                             ----------------
                  Net deferred tax liabilities                               $      (846,530)
                                                                             ================

         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the consolidated balance sheet.

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2005


8.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $544,350 and $462,780 during the three months ended March 31, 2005 and 2004, respectively. Because the Company did not acquire any aircraft during the first three months of 2005 or 2004, no acquisition fees were paid to JMC for these periods. The Company recorded remarketing fees totaling $49,650 to JMC in connection with the sale of aircraft in 2005. No remarketing fees were paid to JMC during 2004.

9.       Subsequent Events

         In April 2005, the Company sold its Fairchild Metro III aircraft, which had been written down to its estimated net sale value at March 31, 2005. In connection with the sale, the Company paid a remarketing fee of $23,600 to JMC.

         In April 2005, the Company purchased two deHavilland DHC-8 aircraft in a sale and leaseback transaction with a regional carrier in Norway for a term of 36 months. The lessee also leases the DHC-8 aircraft owned by AeroCentury Investments II LLC. In connection with the purchase, the Company paid a fee of $278,900 to JMC.

         In April 2005, the lessee for one of the Company's Fokker 50 aircraft extended the lease for two years, from its expiration date of May 15, 2006 to May 15, 2008.

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

b.       Impairment of Long-lived Assets

The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Such review necessitates estimates of current market values, re-lease rents, residual values and component values. The estimates are based on currently available market data and third-party appraisals and are subject to fluctuation from time to time. The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur. During the first quarter of 2005, the Company recorded an impairment charge of approximately $12,000 for an aircraft, based on the estimated net sales proceeds pursuant to a sales agreement.

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

Results of Operations

a.       Revenues

Operating lease revenue was approximately $462,000 higher in the three months ended March 31, 2005 versus the same period in 2004, primarily because of increased operating lease revenue from aircraft purchased during 2004. This increase of approximately $949,000 was partially offset by decreases totaling $487,000 due to lower lease rates for several aircraft in 2005, a greater number of aircraft that were off lease during the first quarter of 2005 versus 2004 and the sale of a pool of turboprop engines in December 2004.

Loss on sale of aircraft and aircraft engines was approximately $60,000 for the three months ended March 31, 2005 as a result of the sale of a deHavilland DHC-7, which had been written down to its estimated net sale value at December 31, 2004. At the time of sale, the Company recognized an additional loss of approximately $60,000 incurred subsequent to December 31, 2004. There were no sales in the first three months of 2004.

Other income was approximately $8,000 higher in the three months ended March 31, 2005 versus the same period in 2004 primarily as a result of the reversal of previously accrued estimated expenses in connection with the sale of one of the Company's aircraft in 2004. The reversal was partially offset by lower interest income in 2005 versus 2004 as well as payments received in 2004 on one of the Company's notes receivable.

b.       Expense items

Depreciation was approximately $80,000 higher in the three months ended March 31, 2005 versus 2004 and management fees were approximately $82,000 higher in the three months ended March 31, 2005 versus 2004 primarily because of the purchase of aircraft in 2004, the effect of which was partially offset by asset sales.

Interest expense was approximately $212,000 higher in the three months ended March 31, 2005 versus 2004 primarily as a result of higher average interest rates arising from a combination of higher market interest rates upon which the Company's revolving credit facility variable interest rates are based and a higher average principal balance in 2005.

Professional fees and general and administrative expenses were approximately $3,000 lower in the three months ended March 31, 2005 versus 2004 primarily because of lower legal fees. This decrease was partially offset by higher accounting fees and costs incurred in connection with the Company's annual report and proxy solicitation.

Insurance expense was approximately $19,000 higher in the three months ended March 31, 2005 versus 2004 primarily as a result of the Company having to provide owner coverage for more off-lease days in 2005 compared to last year. This increase was partially offset by lower rates per dollar of coverage in 2005 versus 2004.

Maintenance expense was approximately $8,000 lower in the three months ended March 31, 2005 versus 2004 primarily as a result of maintenance performed to prepare an aircraft for re-lease in 2004.

During the three months ended March 31, 2005, the Company recorded an impairment charge of approximately $12,000, based on the estimated net sales proceeds pursuant to an agreement to sell the aircraft in April 2005.

The Company's effective tax rates for the three months ended March 31, 2005 and 2004 were approximately 17% and 3%, respectively. The Company had less income for the three months ended March 31, 2004 than for the same period of 2005. Thus, the recognition of the tax benefits related to the reduced state tax rates decreased the Company's tax expense and its effective tax rate more for the three months ended March 31, 2004 than for the three months ended March 31, 2005.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings, special purpose financing and excess cash flow.

(a)      Credit facility

In 2004, the Company's credit facility was renewed through October 31, 2005. In connection with the renewal, the LIBOR margin was set at 375 basis points through March 2005, after which a margin of 275 to 375 basis points will be determined by certain financial ratios.

During the first three months of 2005, the Company repaid a total of $5,800,000 of the outstanding principal under its credit facility. The Company must maintain compliance with certain financial covenants under its credit facility agreement. As of March 31, 2005, $41,005,000 was outstanding under the credit facility, and interest of $285,140 was accrued. The Company was in compliance with all covenants as of that date and is currently in compliance. Based on its current projections, the Company believes it will continue to be in compliance with all covenants of its credit facility, but there can be no assurance of such compliance. See "Factors That May Affect Future Results - 'Credit Facility Obligations' and 'Risks of Debt Financing'," below.

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

(b)      Special purpose financing

In September 2000, the Company acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation in the amount of $3,575,000, due April 15, 2006, which bears interest at the rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provides for a six month remarketing period at the expiration or early termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is deferred to the end of the six month period. The balance of the note payable at March 31, 2005 was $1,827,060 and interest of $2,370 was accrued. The Company was in compliance with all covenants of this note obligation as of that date and is currently in compliance.

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

(i)      Operating activities

The Company's cash flow from operations for the three months ended March 31, 2005 versus 2004 increased by approximately $4,238,000. The change in cash flow is a result of changes in several cash flow items during the period, including principally the following:

         Lease rents, maintenance reserves and security deposits

Lease revenue was approximately $394,000 higher in the three months ended March 31, 2005 versus the same period in 2004, due primarily to the effect of increased lease revenue from aircraft purchased during 2004, which was partially offset by the effect of lower lease rates for several aircraft and the effect of aircraft off lease during 2004. In addition, the Company received approximately $105,000 more of cash payments for deferred rent during 2005 compared to 2004. It is expected that rental rates on aircraft to be re-leased will continue to decline, so that, absent additional acquisitions by the Company, aggregate lease revenues for the current portfolio can be expected to decline over the long term.

Payments received from lessees for maintenance reserves increased by approximately $201,000 in the first three months of 2005 versus 2004, reflecting principally an increase in usage by lessees.

         Expenditures for maintenance

Expenditures for maintenance were approximately $311,000 lower in the first three months of 2005 versus the first three months of 2004 primarily as a result of payments during 2004 for maintenance performed to ready two of the Company's aircraft for remarketing.

         Expenditures for interest

Expenditures for interest expense increased by approximately $210,000 in the three months ended March 31, 2005 versus the same period in 2004, primarily as a result of higher average interest rates arising from a combination of higher market interest rates upon which the Company's revolving credit facility variable interest rates are based and a higher average principal balance in 2005. Interest expenditures in future periods will be a product of prevailing interest rates and the outstanding principal balance on financings, which may be influenced by future acquisitions and/or required repayments resulting from changes in the collateral base.

         Income taxes

Income tax payments were approximately $1,704,000 higher in the first three months of 2005 compared to the same period in 2004. The increase was the result of the sale of a pool of twenty-four turboprop engines at the end of 2004, which resulted in higher taxable income compared to 2003.

(ii)     Investing activities

The increase in cash flow provided by investing activities in the first three months of 2005 versus the same period in 2004 was primarily due to the Company's sale of an aircraft in 2005 and the receipt of sales proceeds from a sale of a pool of turboprop engines in the fourth quarter of 2004.

(iii)    Financing activities

The Company repaid approximately $5,000,000 more of its outstanding debt in the first three months of 2005 than it repaid in the same period of 2004. The Company did not borrow on its credit facility in the first three months of 2005 or 2004.

Outlook

The Company continually monitors the financial condition of its lessees in order to minimize the likelihood of significant defaults. In particular, the Company is currently monitoring the performance of two lessees with a total of three aircraft under lease. These leases were amended in 2004 to defer a portion of rent and maintenance reserves payments due during the second half of 2004 to 2005. Any weakening in the aircraft industry may also affect the performance of lessees that currently appear creditworthy. See "Factors that May Affect Future Results - General Economic Conditions," below.

Although the Company purchased seven aircraft in 2004 and two aircraft in April 2005, additional acquisitions of leased assets will be necessary to offset the anticipated decreased lease rates which will most likely result from future re-leases of the Company's current portfolio. The Company's ability to acquire additional aircraft is currently limited by the credit facility borrowing base. A factor in this limitation is that the Company's credit facility lenders have not yet approved one of the 2004 acquisitions for inclusion in the credit facility borrowing base. Until such approval, both the Company's results and its covenant compliance may be adversely affected. The Company expects the lenders to approve inclusion of this aircraft in the borrowing base in the second quarter of 2005.

The Company currently has three aircraft and one turboprop engine off lease. Seven aircraft have leases expiring in 2005. The lessee for two of the aircraft has expressed interest in extending their leases. The Company's ability to remain in compliance with its credit facility covenants and, therefore, renew it at expiration, as well as increase the facility, is dependent on the Company's success in re-leasing or selling these assets.

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

During 2004, the former lessee of one of the Company's aircraft signed a note in the amount of approximately $625,000 for rent and maintenance in excess of the security deposit which was held by the Company. Previously, the Company had recorded a $250,000 allowance against the amount receivable and believes this allowance is adequate to cover any shortfall in payment under the note. The Company has received all payments due thus far under the note. Based on the debtor's continued payments, the Company may re-evaluate the adequacy of the allowance.

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

Concentration of Lessees and Aircraft Type. As a result of December 2004 and April 2005 acquisitions, the Company's largest customer, a Taiwanese carrier, currently accounts for approximately 35% of the Company's monthly lease revenue. The Company's three largest customers together (the Taiwanese lessee, a Swedish lessee, and a Norwegian lessee) currently account for approximately 65% of the Company's monthly lease revenue. A lease default by or collection problems with one of these customers could have a disproportionate negative impact on the Company's financial results, and therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk will diminish in the future only if the Company is able to lease additional assets to new lessees.

The acquisition of four Fokker 50 aircraft and five DHC-8 aircraft in 2004 and 2005 made these two aircraft types the dominant aircraft types in the portfolio, constituting 10 and 10, respectively, of the 27 aircraft and representing 35% and 54%, respectively, based on book value. As a result, a change in the desirability and availability of either or both of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately large impact on the Company's portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of additional Fokker 50 or DHC-8 aircraft will increase the Company's risks related to its concentration of those aircraft types.

Interest Rate Risk. The Company's current credit facility and special purpose subsidiary indebtedness carry a floating interest rate based upon either the lender's prime rate or a floating LIBOR rate. Lease rates, generally, but not always, move with interest rates. Because lease rates are fixed at the origination of leases, interest rate increases during the term of a lease have no effect on existing lease payments. Therefore, if interest rates rise significantly, and there is relatively little lease origination by the Company following such rate increases, the Company could experience lower net earnings. It appears the economy is entering into a period of sustained increasing interest rates. The Company has not hedged its interest rate obligations. Consequently, if an interest rate increase were great enough, the Company might not be able to generate sufficient lease revenue to meet its interest payment and other obligations and comply with the net earnings covenant of its credit facility.

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

Risks Related to Regional Air Carriers. Because the Company has concentrated its existing leases, and intends to concentrate on future leases, to regional air carriers, it is subject to additional risks. Some of the lessees in the regional air carrier market are companies that are start-up, low capital, low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. These types of lessees result in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy. The Company evaluates the credit risk of each lessee carefully, and attempts to obtain a third party guaranty, letters of credit or other credit enhancements, if it deems them necessary. There is no assurance, however, that such enhancements will be available or that if obtained they will fully protect the Company from losses resulting from a lessee default or bankruptcy. Also, a significant area of growth of this market is in areas outside of the United States, where collection and enforcement are often more difficult and complicated than in the United States.

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

General Economic Conditions. The Company's business is dependent upon general economic conditions and the strength of the travel and transportation industry. The industry recently experienced a severe cyclical downturn which began in 2001. There are signs that the industry is beginning to recover from the downturn, but it is unclear whether any recovery will be a sustained one. Any recovery could be stalled or reversed by any number of events or circumstances, including the global economy slipping back into recession, or specific events related to the air travel industry, such as further weakening of the air carrier or travel industries as a result of terrorist attacks, or an increase in operational or labor costs. Recent spikes in oil prices, if they persist, may have a negative effect on airline profits and increase the likelihood of weakening results for airlines that have not hedged aircraft fuel costs, and in the most extreme cases, may initiate or accelerate the failure of many already marginal carriers.

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

Item 3.  Controls and Procedures.

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls over financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the Securities and Exchange Commission ("SEC") require that in this section of the Report the Company present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company's transactions are properly authorized; (2) the Company's assets are safeguarded against unauthorized or improper use; and (3) the Company's transactions are properly recorded and reported, all to permit the preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles.

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

Scope of the Controls Evaluation. The CEO/CFO evaluation of the Company's Disclosure Controls and the Company's Internal Controls included a review of the controls objectives and design, the controls implementation by the company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, the CEO and CFO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company's quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The Company's Internal Controls are also evaluated on an ongoing basis by other personnel in the Company's finance organization and by the Company's independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company's Disclosure Controls and the Company's Internal Controls and to make modifications as necessary; the Company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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



* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AEROCENTURY CORP.


Date:    May 12, 2005                    By:    /s/ Toni M. Perazzo
                                            -------------------------------
                                             Toni M. Perazzo
                                      Title: Senior Vice President-Finance and
                                             Chief Financial Officer