Form 10QSB
period 2005-06-30
AEROCENTURY CORP
filed 2005-08-12
CIK 1036848

3




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005

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

                                 (650) 340-1888
                (Issuer's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2005 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, outstanding, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes        No
                                                                ----     -----

                                     PART I
                              FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements in this Quarterly Report other than statements of historical fact are "forward looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements.

Forward-looking statements include: (i) in Item 1 "Financial Statements," statements concerning the Company's belief that full adoption of SFAS 153 will not have an impact on the Company's results; and the expectation that the credit facility will be renewed on market terms; (ii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements concerning the Company's belief that it will continue to be in compliance with its credit facility covenants; the expectation that the credit facility will be renewed on market terms; the Company's belief that it will have adequate cash flow to meet its ongoing operational needs, including credit facility repayments; the Company's belief that its assumptions used to forecast cash flow are reasonable; the Company's expectation regarding the long-term decline of lease rentals from its current portfolio; (iii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements concerning the Company's anticipation with respect to approval by the lenders of a previously acquired aircraft for inclusion in the collateral base in the third quarter of 2005; and the Company's belief that the Company will have sufficient cash to fund any required repayments resulting from scheduled lease expirations; and (iv) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," statements regarding the Company's belief that it will have sufficient cash funds to make any payments that are required under the credit facility due to collateral pool limitations arising from assets coming off lease; the anticipated increased compliance cost created by the Sarbanes-Oxley Act and the Company's ability to fund such increased costs; the Company's anticipated purchase of used aircraft and concentration on turboprop equipment, the Company's intention to concentrate on future leases to regional air carriers; the Company's belief that overseas markets present opportunities; and the Company's belief that it is competitive because of JMC's experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," including general economic conditions, particularly those that affect the demand for regional aircraft and engines and the financial status of the Company's primary customers, foreign regional passenger airlines; rapidly rising interest rates accompanied by a flat or decreasing lease rental market; further disruptions to the air travel industry due to terrorist attacks; increasing jet fuel costs that weaken the financial health of air carriers; the Company's ability to renew and enlarge its credit facility on reasonable business terms at or prior to its expiration or find alternative financing sources; the financial performance of the Company's lessees and their compliance with rental, maintenance and return conditions under their respective leases; unanticipated lease defaults by the Company's lessees; the availability of suitable aircraft acquisition transactions in the regional aircraft market; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

                                AeroCentury Corp.
                      Condensed Consolidated Balance Sheet
                                    Unaudited


                                     ASSETS
                                                                                      June 30,
                                                                                        2005

Assets:
     Cash and cash equivalents                                                    $     2,649,880
     Accounts receivable                                                                  974,360
     Aircraft and aircraft engines held for lease,
        net of accumulated depreciation of $16,392,750                                 79,949,980
     Prepaid expenses and other                                                           433,300
                                                                                  ---------------

Total assets                                                                      $    84,007,520
                                                                                  ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       542,350
     Notes payable and accrued interest                                                50,072,590
     Maintenance reserves and accrued costs                                            11,227,590
     Security deposits                                                                  1,894,900
     Prepaid rent                                                                         271,680
     Deferred taxes                                                                       935,320
     Taxes payable                                                                        180,200
                                                                                  ---------------

Total liabilities                                                                      65,124,630
                                                                                  ---------------

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  5,564,150
                                                                                  ---------------
                                                                                       19,386,960
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                  ---------------

Total stockholders' equity                                                             18,882,890
                                                                                  ---------------

Total liabilities and stockholders' equity                                        $    84,007,520
                                                                                  ===============

The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                   Condensed Consolidated Statements of Income
                                    Unaudited


                                                   For the Six Months                   For the Three Months
                                                     Ended June 30,                        Ended June 30,
                                                 2005              2004                 2005              2004
                                                 ----              ----                 ----              ----
Revenues:

     Operating lease revenue                $    5,260,090    $   4,317,530         $   2,738,480    $    2,257,730
     Loss on sale of aircraft and
        aircraft engines                          (59,550)                -                     -                 -
     Other income                                   94,470          114,300                16,390            44,070
                                            --------------    -------------         -------------    --------------

                                                 5,295,010        4,431,830             2,754,870         2,301,800
                                            --------------    -------------         -------------    --------------
Expenses:
     Depreciation                                1,905,400        1,744,360               980,270           899,290
     Interest                                    1,579,860        1,124,090               817,140           572,940
     Management fees                             1,111,490         959,410                567,140           496,630
     Professional fees and
        general and administrative                 275,920          294,130               137,470           152,950
     Insurance                                     166,970          123,220                74,360            49,200
     Bad debt expense                               88,110                -                88,110                 -
     Maintenance                                    50,430           92,980                33,820            68,200
     Provision for impairment
       in value of aircraft                         12,180                -                     -                 -
                                            --------------    -------------         -------------    --------------

                                                 5,190,360        4,338,190             2,698,310         2,239,210
                                            --------------    -------------         -------------    --------------

Income before taxes                                104,650           93,640                56,560            62,590

Tax provision                                       18,940           13,410                10,690            12,480
                                            --------------    -------------         -------------    --------------

Net income                                  $       85,710    $      80,230         $      45,870    $       50,110
                                            ==============    =============         =============    ==============

Weighted average common
     shares outstanding                          1,543,257        1,543,257             1,543,257         1,543,257
                                            ==============    =============         =============    ==============

Earnings per share                          $         0.06    $        0.05         $        0.03    $         0.03
                                            ==============    =============         =============    ==============

The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited


                                                                                 For the Six Months Ended June 30,
                                                                                      2005                2004
                                                                                      ----                ----
Net cash provided by operating activities                                       $     1,186,950    $      1,871,960
                                                                                ---------------    ----------------

Investing activities:
   Payments received on note receivable                                                 210,080                   -
   Proceeds from disposal of assets                                                   7,900,130                   -
   Purchase of aircraft and aircraft engines                                       (10,131,370)         (5,985,590)
                                                                                ---------------    ----------------
Net cash used by investing activities                                               (2,021,160)         (5,985,590)
                                                                                ---------------    ----------------

Financing activities:
   Issuance of notes payable                                                          7,516,000           5,200,000
   Repayment of notes payable                                                       (6,435,540)         (4,893,930)
                                                                                ---------------    ----------------
Net cash provided by financing activities                                             1,080,460             306,070
                                                                                ---------------    ----------------

Net increase/(decrease) in cash and cash equivalents                                    246,250         (3,807,560)

Cash and cash equivalents, beginning of period                                        2,403,630           9,448,630
                                                                                ---------------    ----------------

Cash and cash equivalents, end of period                                        $     2,649,880    $      5,641,070
                                                                                ===============    ================

During the six months ended June 30, 2005 and 2004, the Company paid interest totaling $1,663,430 and $1,095,640, respectively, and income taxes totaling
$1,704,760 and $680, respectively.


The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2005

1.       Organization and Summary of Significant Accounting Policies

(a)      Basis of Presentation

         AeroCentury Corp. ("AeroCentury"), a Delaware corporation, uses leveraged financing to acquire leased aircraft assets. The Company purchases used regional aircraft on lease to foreign and domestic regional carriers. Financial information for AeroCentury and its wholly-owned subsidiaries, AeroCentury Investments II LLC ("AeroCentury II LLC") and AeroCentury Investments IV LLC ("AeroCentury IV LLC") (collectively, the "Company"), is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation.

 (b)     Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less, as cash equivalents.

(c)      Aircraft and Aircraft Engines Held For Lease

         The Company's interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs. The Company purchases only used aircraft. It is the Company's policy to hold aircraft for approximately twelve years. Depreciation is computed using the straight-line method over the twelve year period to an estimated residual value based on appraisal. Decreases in the market value of aircraft could not only affect the current value, but could also affect the assumed residual value. The Company periodically obtains a residual value appraisal for its assets and, historically, has not written down any estimated residuals.

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

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2005

1.       Organization and Summary of Significant Accounting Policies (continued)

(e)      Loan Commitment and Related Fees

         To the extent that the Company is required to pay loan commitment fees and legal fees in order to secure debt, such fees are amortized over the life of the related loan.

(f)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. The accompanying consolidated balance sheet reflects liabilities for maintenance reserves and accrued costs, which include refundable and non-refundable maintenance payments received from lessees. At June 30, 2005, the Company's maintenance accruals consisted of the following:

         Refundable maintenance reserves        $     480,940
         Non-refundable maintenance reserves        8,906,500
         Accrued costs                              1,840,150
                                                  -----------
                                                $  11,227,590
                                                  ===========

         Maintenance reserves received by the Company are accounted for as a liability, which is reduced when maintenance work is performed during the lease. Maintenance reserves which are refundable to the lessee are refunded after all return conditions specified in the lease and, in some cases, any other payments due under the lease, are satisfied. Any refundable reserves retained by the Company to satisfy return conditions are reclassified to the Company's own maintenance payable account at lease end. Maintenance reserves which are non-refundable to the lessee are recorded as income at lease end. If an aircraft is returned early, any collected reserves are reclassified to the Company's own maintenance payable account.

         The Company periodically reviews its maintenance reserves and maintenance accruals for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease, as well as the condition of the aircraft upon return or inspection. As a result of such review, when it is probable that the Company has incurred costs for maintenance in excess of amounts accrued, the Company records an expense for the additional work to be performed. Such costs include maintenance such as engine and propeller overhauls, structural inspections and work to comply with airworthiness directives.

         When an aircraft is sold, any remaining accrual is reversed and included in the Company's gain or loss on sale calculation. During the six months ended June 30, 2005 and 2004, $282,030 and $0, respectively, of excess accrual was included in gain on sale of aircraft and aircraft engines.

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2005

1.       Organization and Summary of Significant Accounting Policies (continued)

(f)      Maintenance Reserves and Accrued Costs (continued)

         Additions to and deductions from the Company's accruals during the six months ended June 30, 2005 and 2004 for maintenance work were as follows:

                                                                        For the Six Months Ended June 30,
                                                                              2005                  2004
                                                                              ----                  ----
Additions:
     Charged to expense                                                $      28,300         $     165,330
     Charged to other:
         Reclassification of reserves collected from lessees
           to the Company's own liability account                             40,050                33,030
                                                                       -------------         -------------
                                                                              68,350               198,360
                                                                       -------------         -------------

Deductions:
     Paid for previously accrued maintenance                               (241,930)           (1,035,960)
     Reversals of over-accrued maintenance                                     (760)                 (480)
     Included in gain on sale of aircraft and aircraft engines             (282,030)                     -
                                                                       -------------         -------------
                                                                           (524,720)           (1,036,440)
                                                                       -------------         -------------

Net decrease in accrued maintenance costs,
  in excess of amounts received under the leases                           (456,370)             (838,080)

Balance, beginning of period                                               2,296,520             3,624,450
                                                                       -------------         -------------

Balance, end of period                                                 $   1,840,150         $   2,786,370
                                                                       =============         =============

(g)      Security deposits

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

(h)      Income Taxes

         As part of the process of preparing the Company's consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company's current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management must also assess the likelihood that the Company's deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2005

1.       Organization and Summary of Significant Accounting Policies (continued)

(h)      Income Taxes (continued)

or changes the allowance in a period, the Company must reflect the corresponding increase or decrease within the tax provision in the statement of operations.

(i)      Revenue Recognition and Allowance for Doubtful Accounts

         Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. The Company estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer, the level of past due accounts, and its analysis of the lessee's overall financial condition. If the financial condition of the Company's customers deteriorates, it could result in actual losses exceeding the estimated allowances.

(j)      Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments that are not readily apparent from other sources.

         The most significant estimates with regard to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, the amount and timing of cash flow associated with each aircraft that are used to evaluate impairment, if any, accrued maintenance costs in excess of amounts received from lessees, the amounts recorded as bad debt allowances and accounting for income taxes.

(k)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of income. As a result, comprehensive income equals net income for the three months and six months ended June 30, 2005 and 2004.

(l)      Recent Accounting Pronouncements

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

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2005

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

(m)      Reclassifications

         Certain prior year amounts within the footnotes have been reclassified to conform to the current year presentation.

2.       Aircraft and Aircraft Engines Held for Lease

         At June 30, 2005, the Company owned seven deHavilland DHC-8-300s, three deHavilland DHC-8-100s, three deHavilland DHC-6s, two Shorts SD 3-60s, ten Fokker 50s, two Saab 340As, one Saab 340B and one turboprop engine which are held for lease.

         During the second quarter of 2005:

         The Company sold its Fairchild Metro III aircraft, which was previously held for sale and which had been written down by approximately $12,000 to its estimated net sale value at March 31, 2005.

         The Company purchased two deHavilland DHC-8 aircraft in a sale and leaseback transaction with a regional carrier in Norway for a term of 36 months. The lessee also leases the DHC-8 aircraft owned by AeroCentury Investments II LLC.

         The Company purchased a Saab 340B aircraft which is subject to a lease with a regional carrier in Australia for a term expiring in March 2009. This aircraft is owned by AeroCentury IV LLC.

         The lessee for one of the Company's Fokker 50 aircraft extended the lease for two years, from its expiration date of May 15, 2006 to May 15, 2008.

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2005

2.       Aircraft and Aircraft Engines Held for Lease (continued)

         The lessee for two of the Company's DHC-8 aircraft extended the leases from their expiration dates in April to June 15, 2005. The lessee has indicated that it will return one of the aircraft and extend the lease for the other. The aircraft which will be returned to the Company is currently undergoing maintenance and the lease remains in effect. The lease for the second aircraft also remains in effect until the Company and the lessee negotiate an extension.

         At June 30, 2005, the Company's two Saab 340A aircraft, one of the Company's Shorts SD 3-60 aircraft and the Company's spare turboprop engine were off lease. The Company is seeking re-lease or sale opportunities for these assets.

3.       Notes Receivable

         In connection with a lease default during the third quarter of 2003, the former lessee paid $20,000 to the Company at the time of the settlement and signed a note in the amount of $480,000. The lessee made all payments due through December 31, 2004 but, as a result of a late payment and subsequent non-payment, and the Company's evaluation of the debtor's intention to make future payments, the Company fully reserved the balance of the note at December 31, 2004. The balance of the fully reserved note is $370,090 at June 30, 2005. During the second quarter of 2005, the Company obtained a default judgment against the lessee in the United States and is evaluating the cost/benefit of enforcing it abroad.

         During 2004, the former lessee of one of the Company's aircraft signed a note in the amount of approximately $625,000, to be paid in 18 monthly installments. The Company received all payments due through June 30, 2005. The note was for rent and maintenance in excess of the security deposit held by the Company. The Company had previously recorded a $250,000 allowance against the amount receivable. During the second quarter, the Company received notice that the lessee had filed for reorganization. At June 30, 2005, the Company recorded additional bad debt expense of $88,110 to fully reserve the balance of the note.

4.       Notes Payable and Accrued Interest

(a)      Credit facility

         In 2004, the Company's credit facility was renewed through October 31, 2005. In connection with the renewal, the LIBOR margin was set at 375 basis points through March 2005, after which a margin of 275 to 375 basis points is determined by certain financial ratios.

         During the first six months of 2005, the Company repaid a total of $6,300,000 of the outstanding principal under its credit facility. The Company must maintain compliance with certain covenants under its credit facility agreement. As of June 30, 2005, the Company was in compliance with all covenants, $48,021,000 was outstanding under the credit facility, and interest of $289,280 was accrued.

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

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2005

4.       Notes Payable and Accrued Interest (continued)

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

(b)      Special purpose financing

         In September 2000, the Company acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation in the amount of $3,575,000, due April 15, 2006, which bears interest at the rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provides for a six month remarketing period at the expiration or early termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is deferred to the end of the six month period. The balance of the note payable at June 30, 2005 was $1,760,160 and interest of $2,150 was accrued. As of June 30, 2005, the Company was in compliance with all covenants of this note obligation.

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

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2005

6.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                               For the Six Months Ended June 30,
                                                                                      2005                2004
         Current tax provision:
              Federal                                                        $        180,200    $             -
              State                                                                     1,010              1,850
                                                                             ----------------    ---------------
              Current tax provision                                                   181,210              1,850
                                                                             ----------------    ---------------

         Deferred tax benefit:
              Federal                                                               (144,960)             31,210
              State                                                                  (17,310)           (19,650)
                                                                             ----------------    ---------------
              Deferred tax benefit                                                  (162,270)             11,560
                                                                             ----------------    ---------------
         Total provision for income taxes                                    $         18,940    $        13,410
                                                                             ================    ===============

         Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                               For the Six Months Ended June 30,
                                                                                    2005                2004
                                                                                    ----                ----

         Income tax provision at statutory federal income tax rate           $         35,580    $        31,840
         State tax provision, net of federal benefit                                      670              1,350
         Tax rate differences                                                        (17,310)           (19,780)
                                                                             ----------------    ---------------
         Total income tax provision                                          $         18,940    $        13,410
                                                                             ================    ===============

         Tax rate differences result from a decrease in the Company's effective state tax rate due to changes in state apportionment percentages.

         Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of June 30, 2005 are as follows:

         Deferred tax assets:
              Bad debt allowance                                             $        240,840
              Deferred maintenance                                                    853,090
              Maintenance reserves                                                  2,796,210
              Prepaid rent and other                                                   92,670
                                                                             ----------------
                  Deferred tax assets                                               3,982,810
         Deferred tax liabilities:
              Depreciation on aircraft and aircraft engines                       (4,740,700)
              Unearned income                                                        (23,530)
              Other                                                                 (153,900)
                                                                             ----------------
                  Net deferred tax liabilities                               $      (935,320)
                                                                             ================

         No valuation allowance is deemed necessary, as the Company has concluded, based on an assessment of all available evidence, that it is more likely than not that future taxable income will be sufficient to realize the tax benefits of all the deferred tax assets on the consolidated balance sheet.

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2005

7.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $1,111,490 and $959,410 during the six months ended June 30, 2005 and 2004, respectively. The Company accrued acquisition fees totaling $354,900 and $260,000, payable to JMC, during the first six months of 2005 and 2004, respectively. The Company recorded remarketing fees totaling $73,250 to JMC in connection with the sale of aircraft in 2005. No remarketing fees were accrued or paid to JMC during 2004.

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

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of the Company's financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements. We believe our most critical accounting policies include the following: Impairment of Long-lived Assets; Depreciation Policy, Maintenance Reserves and Accrued Costs; Revenue Recognition and Allowance for Doubtful Accounts; and Accounting for Income Taxes.

a.       Impairment of Long-lived Assets

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

During the first quarter of 2005, the Company recorded an impairment charge of approximately $12,000 for an aircraft, based on the estimated net proceeds pursuant to a sales agreement.

b.       Depreciation Policy

The Company's interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs. The Company purchases only used aircraft. It is the Company's policy to hold aircraft for approximately twelve years. Depreciation is computed using the straight-line method over the twelve year period to an estimated residual value based on appraisal. Decreases in the market value of aircraft could not only affect the current value, discussed above, but could also affect the assumed residual value. The Company periodically obtains a residual value appraisal for its assets and, historically, has not written down any estimated residuals.

c.       Maintenance Reserves and Accrued Costs

Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying consolidated balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for each of its aircraft for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease, as well as the condition of the aircraft upon return or inspection. As a result of such review, if it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed.

Significant management judgment is required in determining aircraft condition and estimating maintenance costs. Absent fixed price maintenance agreements, these costs cannot be determined until such work is completed. Because of the potential magnitude of maintenance costs, even slight changes in work scope may have a material impact on operating results.

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

d.       Revenue Recognition and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. The Company estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer, the level of past due accounts, and its analysis of the lessee's overall financial condition. If the financial condition of the Company's customers deteriorates, it could result in actual losses exceeding the estimated allowances.

e.       Accounting for Income Taxes

As part of the process of preparing the Company's consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company's current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management must also assess the likelihood that the Company's deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company must reflect the corresponding increase or decrease within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining the Company's future taxable income for purposes of assessing the Company's ability to realize any benefit from its deferred taxes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company's operating results and financial position could be materially affected.

Results of Operations

a.       Revenues

Operating lease revenue was approximately $943,000 higher in the six months ended June 30, 2005 versus the same period in 2004, primarily because of increased operating lease revenue from aircraft purchased beginning in April 2004 and rent from aircraft which had been off lease for part of 2004. These increases, totaling approximately $1,943,000, were partially offset by decreases totaling $1,000,000 due to lower lease rates for several aircraft in 2005, aircraft that were on lease in 2004 but off lease during 2005 and the sale of a pool of turboprop engines in December 2004.

Operating lease revenue was approximately $481,000 higher in the three months ended June 30, 2005 versus the three months ended June 30, 2004 for the same reasons as above. These factors resulted in increases of approximately $948,000 which were partially offset by decreases of approximately $467,000.

Loss on sale of aircraft and aircraft engines was approximately $60,000 for the six months ended June 30, 2005 as a result of the sale of a deHavilland DHC-7, which had been written down to its estimated net sale value at December 31, 2004. At the time of sale, the Company recognized an additional loss of approximately $60,000 incurred subsequent to December 31, 2004.

Other income was approximately $20,000 lower in the six months ended June 30, 2005 versus the same period in 2004, primarily because of lower interest income in 2005 and payments received in 2004 on one of the Company's notes receivable, the effect of which was partially offset by the reversal in 2005 of previously accrued maintenance expenses in connection with the sale of one of the Company's aircraft in 2004. Other income was approximately $28,000 lower in the three months ended June 30, 2005 versus the three month period in 2004, primarily as a result of lower interest income in 2005 and payments received in 2004 on one of the Company's notes receivable.

b.       Expense items

Depreciation was approximately $161,000 and $81,000 higher in the six months and three months ended June 30, 2005 versus the same periods in 2004, respectively, primarily because of the purchase of aircraft beginning in April 2004 and in 2005, the effect of which was partially offset by the sale of assets in the second half of 2004 and first half of 2005. Management fees were approximately $152,000 and $71,000 higher in the six month and three month periods of 2005 compared to 2004, respectively, for the same reasons.

Interest expense was approximately $456,000 and $244,000 higher in the six months and three months ended June 30, 2005, respectively, versus the same periods in 2004, primarily as a result of higher market interest rates and a higher average principal balance in 2005 compared to 2004.

Professional fees and general and administrative expenses were approximately $18,000 and $15,000 lower in the six months and three months ended June 30, 2005, respectively, primarily because of lower legal fees. This decrease was partially offset by higher accounting fees.

Insurance expense was approximately $44,000 and $25,000 higher in the six month and three month periods of 2005, respectively, primarily as a result of having to provide owner coverage on aircraft for more off-lease days in 2005 as compared to last year. This increase was partially offset by lower rates per dollar of coverage in 2005 versus 2004.

During the three months ended June 30, 2005, the Company recorded bad debt expense of approximately $88,000, to fully reserve the balance of a note receivable from the former lessee of one of the Company's aircraft, based on a notice received from the lessee that it had filed for reorganization. The Company recorded no bad debt expense in the six months ended June 30, 2004.

Maintenance expense was approximately $43,000 lower in the six months ended June 30, 2005 versus the same period in 2004, primarily as a result of maintenance performed to prepare an aircraft for re-lease in 2004. Maintenance expense was approximately $34,000 lower in the three months ended June 30, 2005 versus the same period in 2004, primarily as a result of the Company's accruals in 2004 for its share of maintenance on two aircraft in excess of reserves received from lessees.

During the first six months of 2005, the Company recorded an impairment charge of approximately $12,000, based on the estimated net sales proceeds pursuant to an agreement to sell the aircraft in April 2005. The Company recorded no such provisions in the first six months of 2004.

The Company's effective tax rates for the six months ended June 30, 2005 and 2004 were approximately 18% and 14%, respectively. The Company had less income for the six months ended June 30, 2004 than for the six months ended June 30, 2005. Thus, the recognition of the tax benefits related to the reduced state tax rates decreased the Company's tax expense and its effective tax rate more for the six month period of 2004 than for the same period of 2005.

The Company's effective tax rates for the three months ended June 30, 2005 and 2004 were approximately 19% and 20%, respectively. The Company had slightly less income for the three month period of 2005 than for the same period of 2004. Thus, the recognition of the tax benefits related to the reduced state tax rates decreased the Company's tax expense and its effective tax rate more for the three month period of 2005 than for the three month period of 2004.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings, special purpose financing and excess cash flow.

(a)      Credit facility

In 2004, the Company's credit facility was renewed through October 31, 2005. In connection with the renewal, the LIBOR margin was set at 375 basis points through March 2005, after which a margin of 275 to 375 basis points is determined by certain financial ratios.

During the first six months of 2005, the Company repaid a total of $6,300,000 of the outstanding principal under its credit facility. As of June 30, 2005, $48,021,000 was outstanding under the credit facility, and interest of $289,280 was accrued. The Company was in compliance with all covenants as of June 30, 2005 and is currently in compliance. Based on its current projections, the Company believes it will continue to be in compliance with all covenants of its credit facility, but there can be no assurance of such compliance. See "Factors That May Affect Future Results - 'Credit Facility Obligations' and 'Risks of Debt Financing'," below.

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

The Company's longer term viability will depend upon its ability to renew the credit facility at its October 2005 expiration with the existing or replacement lenders, or to refinance the credit facility using equity or alternative debt financing. Management expects the credit facility to be renewed on market terms; however, there is no assurance that the Company will be able to achieve either alternative prior to the currently scheduled expiration. In addition, the Company will need additional financing for acquisitions of leased assets which, due to rising interest rates, will need to be leased at increased rental rates to offset the anticipated decreased lease rates resulting from future re-leases of the Company's current portfolio.

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

(b)      Special purpose financing

In September 2000, the Company acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation in the amount of $3,575,000, due April 15, 2006, which bears interest at the rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provides for a six month remarketing period at the expiration or early termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is deferred to the end of the six month period. The balance of the note payable at June 30, 2005 was $1,760,160 and interest of $2,150 was accrued. The Company was in compliance with all covenants of this note obligation as of that date and is currently in compliance.

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

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its credit facility, based upon (i) its estimates of future revenues and expenditures and
(ii) the expectation that the credit facility will be renewed on or before expiration. The Company's expectations concerning such cash flows are based on existing lease terms and rents, as well as numerous estimates, including (i) rents on assets to be re-leased, (ii) sale proceeds of certain assets currently under lease, (iii) the cost and anticipated timing of maintenance to be performed and (iv) acquisition of additional aircraft and the lease thereof at favorable lease terms. While the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions. Among the more significant external factors outside the Company's control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company's profitability and causes the Company to violate covenants of its credit facility, requiring repayment of some or all of the amounts outstanding under its credit facility, (ii) lessee non-performance or non-compliance with lease obligations (which may affect credit facility collateral limitations as well as revenue and expenses) and (iii) an unexpected deterioration of demand for aircraft equipment.

(i)      Operating activities

The Company's cash flow from operations for the six months ended June 30, 2005 versus 2004 decreased by approximately $685,000. The change in cash flow is a result of changes in several cash flow items during the period, including principally the following:

         Lease rents, maintenance reserves and security deposits

Payments received from lessees for rent were approximately $793,000 higher in the six months ended June 30, 2005 versus the same period in 2004, due primarily to the effect of increased lease revenue from aircraft purchased beginning in April 2004 and 2005, which was partially offset by the effect of lower lease rates for several aircraft and the effect of aircraft off lease during 2005. In addition, the Company received approximately $140,000 more of cash payments for deferred rent during 2005 compared to 2004. Although, as a result of increased demand generally in the turboprop market, lease rates have stabilized and, in some cases, risen, it cannot be predicted that rental rates on aircraft to be re-leased will not decline, so that, absent additional acquisitions by the Company, aggregate lease revenues for the current portfolio can be expected to decline over the long term.

Payments received from lessees for maintenance reserves increased by approximately $554,000 in the first six months of 2005 versus 2004, reflecting principally an increase in usage by lessees and the acquisition of aircraft beginning in April 2004 and in 2005.

Security deposits received decreased by approximately $167,000 in the first six months of 2005 versus the same period in 2004, primarily because of the cash deposits received in the second quarter of 2004 in connection with the purchase of four aircraft.

         Expenditures for maintenance

Expenditures for maintenance were approximately $528,000 lower in the first six months of 2005 versus the first six months of 2004 primarily as a result of payments during 2004 for maintenance performed to ready two of the Company's aircraft for remarketing.

         Expenditures for interest

Expenditures for interest expense increased by approximately $447,000 in the six months ended June 30, 2005 versus the same period in 2004, primarily as a result of higher average interest rates and a higher average principal balance in 2005. Interest expenditures in future periods will be a product of prevailing interest rates and the outstanding principal balance on financings, which may be influenced by future acquisitions and/or required repayments resulting from changes in the collateral base.

         Expenditures for management fees

Expenditures for management fees increased by approximately $163,000 in the six months ended June 30, 2005 versus the six months ended June 30, 2004, primarily as a result of aircraft purchases in 2005 and the second half of 2004.

         Income taxes

Income tax payments were approximately $1,704,000 higher in the first six months of 2005 compared to the same period in 2004. The increase was the result of the sale of a pool of twenty-four turboprop engines at the end of 2004, which resulted in higher taxable income compared to 2003.

(ii)     Investing activities

The decrease in cash flow used by investing activities in the first six months of 2005 versus the same period in 2004 was primarily due to the Company's sale of two aircraft in 2005 and the receipt of sales proceeds in 2005 from a sale of a pool of turboprop engines in the fourth quarter of 2004, the effect of which was partially offset by the purchase of aircraft with a combined higher total purchase price in 2005 than in 2004.

(iii)    Financing activities

The Company borrowed approximately $2,316,000 more on its credit facility in the first six months of 2005 versus 2004 and repaid approximately $1,542,000 more of its outstanding debt in 2005.

Outlook

The Company continually monitors the financial condition of its lessees in order to minimize the likelihood of significant defaults. In particular, the Company is currently monitoring the performance of one lessee with a total of two aircraft under lease. These leases were amended in 2004 to defer a portion of rent and maintenance reserves payments due during the second half of 2004 to 2005. Any weakening in the aircraft industry may also affect the performance of lessees that currently appear to the Company to be creditworthy. See "Factors that May Affect Future Results - General Economic Conditions," below.

Although the Company purchased seven aircraft in 2004 and three aircraft in the second quarter of 2005, additional acquisitions of leased assets which, due to rising interest rates, will need to be leased at increased rental rates, will be necessary to offset the possible decreased lease rates which will most likely result from future re-leases of the Company's current portfolio. The Company's ability to acquire additional aircraft is currently limited by the credit facility borrowing base. A factor in this limitation is that the Company's credit facility lenders have not yet approved one of the 2004 acquisitions for inclusion in the credit facility borrowing base. Until such approval, both the Company's results and its covenant compliance may be adversely affected. The Company expects the lenders to approve inclusion of this aircraft in the borrowing base in the third quarter of 2005.

The Company currently has three aircraft and one turboprop engine off lease. Seven aircraft have leases expiring in the second half of 2005. The lessee for two of the aircraft has indicated that it will return one of the aircraft and extend the lease for the other. The Company's ability to remain in compliance with its credit facility covenants and, therefore, renew it at expiration, as well as increase the facility, is dependent on the Company's success in re-leasing or selling these assets.

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

As a result of depreciation and borrowing base restrictions with respect to aircraft having leases expiring in the second half of 2005, the Company may be required to make principal repayments under its credit facility. A focus of the Company, therefore, continues to be re-leasing aircraft that come off lease to limit the amount of any required repayment. Management believes that the Company will have sufficient cash to fund any required repayments resulting from scheduled lease expirations.

Factors that May Affect Future Results

Term of Credit Facility. As discussed in "Liquidity and Capital Resources - Credit Facility" above, the term of the credit facility was extended for one year, until October 31, 2005. The Company's longer term viability will depend upon its ability to renew the credit facility at its October 2005 expiration with the existing or replacement lenders, or to refinance the credit facility using equity or alternative debt financing. There is no assurance that the Company will be able to achieve either alternative prior to the currently scheduled expiration of the credit facility on October 31, 2005. In addition, the Company will need additional financing for acquisitions of leased assets which, due to rising interest rates, will need to be leased at increased rental rates, to offset the anticipated decreased lease rates which will result from future re-leases of the Company's current portfolio.

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

In any event, if a renewed or replacement facility is not obtained, the Company's future ability to acquire assets will be significantly impaired, as the credit facility is the Company's primary means of financing acquisitions and no other sources of acquisition financing are immediately available. Thus the renewal or replacement of the Company's credit facility in an amount equal or greater than the current $50 million limit will be critical to the Company's asset and revenue growth. The approval of the banks for the inclusion of the aircraft purchased by the Company in July 2004 in the credit facility collateral base will also be a critical factor in the Company's ability to acquire additional assets in the short term. If such approval is not received, it is likely the Company will not be able to acquire any assets unless the credit facility is increased. See "Outlook," above.

Credit Facility Obligations. The Company is obligated to make repayment of principal under the credit facility in order to maintain certain debt ratios with respect to its assets in the borrowing base. Assets that come off lease and remain off-lease for a period of time are removed from the borrowing base. The Company believes it will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term. The Company's belief is based on certain assumptions regarding renewal of existing leases, a lack of extraordinary interest rate increases, continuing profitability, no lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that the Company's assumptions will prove to be correct. If the assumptions are incorrect (for example, if an asset in the collateral base unexpectedly goes off lease for an extended period of time) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to deal with the situation, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with covenants or face default on its credit facility.

Concentration of Lessees and Aircraft Type. The Company's three largest customers, in Taiwan, Norway and Sweden, currently account for approximately 33%, 15% and 14%, respectively, of the Company's monthly lease revenue. A lease default by or collection problems with one of these customers could have a disproportionate negative impact on the Company's financial results, and therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk will diminish in the future only if the Company is able to lease additional assets to new lessees.

The acquisition of four Fokker 50 aircraft and five DHC-8 aircraft in 2004 and 2005 made these two aircraft types the dominant aircraft types in the portfolio, constituting 10 and 10, respectively, of the 28 aircraft and representing 34% and 53%, respectively, based on book value. As a result, a change in the desirability and availability of either or both of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately large impact on the Company's portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of additional Fokker 50 or DHC-8 aircraft will increase the Company's risks related to its concentration of those aircraft types.

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

Increased Compliance Costs. Due to new Sarbanes-Oxley Act of 2000 requirements applicable to the Company in December 2006 relating to internal controls and auditors' responsibilities to review and opine on those controls, the Company anticipates that the fees and expenses in connection with audit services are likely to significantly increase. The increase will generally arise from increased auditor responsibilities as well as an increased scope of examination of the Company which will broaden to include the Company's internal controls. Audit fees are expected to increase significantly and there may be additional costs arising from mandated testing of internal controls that will begin to take place in 2005 and will be required to be performed on a continual basis thereafter. The exact amount of these costs can only be determined as the Company proceeds further with its analysis of current internal controls. The Company, however, anticipates that it will have sufficient funds to pay for the increased compliance cost.

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

Reliance on JMC. All management of the Company is performed by JMC under a management agreement which is in the eighth year of a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Company's Board of Directors has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. While JMC may not owe any fiduciary duties to the Company by virtue of the management agreement, the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices with the Company. In addition, certain officers of the Company hold significant ownership positions in the Company and JHC, the parent company of JMC.

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

Conclusions. Based upon the Controls Evaluation, the Company's CEO and CFO have concluded that, (i) the Company's Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and then accumulated and communicated to Company management, including the CEO and CFO, as appropriate to make timely decisions regarding required disclosures, and (ii) that the Company's Internal Controls are effective to provide reasonable assurance that the Company's consolidated financial statements are fairly presented in conformity with generally accepted accounting principles.

                                     PART II
                                OTHER INFORMATION


Items 1, 2, 3 and 5 have been omitted as they are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 28, 2005, the Company held its annual stockholders' meeting in San Carlos, California. At that meeting, Toni M. Perazzo and Thomas G. Hiniker were re-elected to the Board of Directors:

The vote tally was as follows:

                                         FOR ELECTION          WITHHELD

Ms. Perazzo                                 1,176,021             8,434
Mr. Hiniker                                 1,181,615             2,840

The stockholders also confirmed the appointment of PricewaterhouseCoopers LLP as auditors of the Company.

The vote was as follows:

In Favor                                    1,178,792
Against                                           609
Abstain                                         5,054

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

                                        AEROCENTURY CORP.


Date:  August 12, 2005                  By:    /s/ Toni M. Perazzo
                                         -------------------------------
                                                Toni M. Perazzo

                                        Title: Senior Vice President-Finance and
                                                Chief Financial Officer