Form 10KSB/A
period 2004-12-31
AEROCENTURY CORP
filed 2005-08-19
CIK 1036848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

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

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                                             ---   ----

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

Transitional Small Business Disclosure Format (check one): Yes       No   x
                                                              -----     ----

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

In accordance with its periodic review of its portfolio of assets for impairment, during the third quarter of 2004, the Company recorded a provision for impairment of approximately $463,000 for one of its aircraft, based on the Company's cash flow analysis and third party appraisals which reflected a decline in market conditions for this type of aircraft during the year. In addition, during the fourth quarter of 2004, the Company recorded an impairment charge of approximately $193,000 for another aircraft, based on the estimated net sales proceeds pursuant to an agreement to sell the aircraft in early 2005.


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

c.       Maintenance Reserves and Accrued Costs

Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying consolidated balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance accruals for each of its aircraft for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease, as well as the condition of the aircraft upon return or inspection. As a result of such review, if it is probable that the Company has incurred costs for maintenance in excess of amounts accrued, the Company records an expense for the additional required maintenance to be performed.

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

During 2003, in connection with a lessee's default, the Company recorded an increase to the allowance for doubtful accounts of $480,000. Based on payment histories, including this particular lessee's, the Company reversed a portion of the allowance twelve months later. However, based on subsequent experience and the Company's revised evaluation of the lessee's intention to make future payments, the Company increased the allowance back to $480,000 at December 31, 2004.

e.       Accounting for Income Taxes

As part of the process of preparing the Company's consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company's current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Management must also assess the likelihood that the Company's deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company must reflect the corresponding increase or decrease within the tax provision in the consolidated statement of operations.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


San Francisco, California
March 7, 2005

                                                 AeroCentury Corp.
                                            Consolidated Balance Sheet


                                                      ASSETS
                                                                                    December 31,
                                                                                        2004
                                                                                -------------------

Assets:
     Cash and cash equivalents                                                    $     2,403,630
     Accounts receivable                                                                6,455,250
     Notes receivable, net of allowance for doubtful accounts of $623,690                 294,590
     Aircraft and aircraft engines held for lease,
        net of accumulated depreciation of $14,702,340                                 72,621,330
     Aircraft and aircraft engines held for sale,
        net of accumulated depreciation of $3,523,640                                   1,746,860
     Prepaid expenses and other                                                           409,870
                                                                                       ----------

Total assets                                                                      $    83,931,530
                                                                                       ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                        $       868,120
     Notes payable and accrued interest                                                48,989,610
     Maintenance reserves and accrued costs                                            10,292,520
     Security deposits                                                                  1,775,290
     Prepaid rent                                                                         404,930
     Unearned income                                                                        2,590
     Deferred taxes                                                                     1,097,580
     Taxes payable                                                                      1,703,710
                                                                                       ----------
Total liabilities                                                                      65,134,350
                                                                                       ----------

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued and outstanding                                            -
     Common stock, $.001 par value, 3,000,000 shares
        authorized, 1,606,557 shares issued and outstanding                                 1,610
     Paid in capital                                                                   13,821,200
     Retained earnings                                                                  5,478,440
                                                                                       ----------
                                                                                       19,301,250
     Treasury stock at cost, 63,300 shares                                              (504,070)
                                                                                       ----------
Total stockholders' equity                                                             18,797,180
                                                                                       ----------
Total liabilities and stockholders' equity                                        $    83,931,530
                                                                                       ==========

The accompanying notes are an integral part of these statements.

                                                 AeroCentury Corp.
                                       Consolidated Statements of Operations


                                                                                     For the Years Ended December 31,

                                                                                       2004                2003
                                                                                ------------------   ----------------
Revenues:

     Operating lease revenue                                                    $     8,995,720    $      8,764,040
     Gain on sale of aircraft and aircraft engines                                    1,748,140                   -
     Other income                                                                       159,980             145,470
                                                                                     ----------           ---------
                                                                                     10,903,840           8,909,510
                                                                                     ----------           ---------
Expenses:

     Depreciation                                                                     3,554,620           3,360,600
     Interest                                                                         2,420,580           1,940,920
     Management fees                                                                  1,988,290           1,909,850
     Maintenance                                                                        846,660           2,091,200
     Provision for impairment in value of aircraft                                      656,650                   -
     Professional fees and general and administrative                                   582,870             572,750
     Insurance                                                                          304,450             269,950
     Bad debt expense                                                                   146,750             899,910
                                                                                     ----------          ----------
                                                                                     10,500,870          11,045,180
                                                                                     ----------          ----------
Income/(loss) before taxes                                                              402,970         (2,135,670)

Tax provision/(benefit)                                                                 136,600           (795,370)
                                                                                     ----------          ----------
Net income/(loss)                                                               $       266,370    $    (1,340,300)
                                                                                     ==========         ===========
Weighted average common shares outstanding                                            1,543,257           1,543,257
                                                                                     ==========         ===========
Basic earnings/(loss) per share                                                 $          0.17    $         (0.87)
                                                                                     ==========         ===========

The accompanying notes are an integral part of these statements.

                                                 AeroCentury Corp.
                                  Consolidated Statements of Stockholders' Equity
                                  For the Years Ended December 31, 2004 and 2003

                              Common            Paid-in           Retained        Treasury
                               Stock            Capital           Earnings          Stock             Total

Balance,
  December 31, 2002        $       1,610    $   13,821,200    $   6,552,370     $   (504,070)      $19,871,110

Net loss                               -                 -      (1,340,300)                 -      (1,340,300)
                           --------------   --------------    -------------     -------------    -------------
Balance,
  December 31, 2003        $       1,610    $   13,821,200    $   5,212,070     $   (504,070)    $  18,530,810

Net income                             -                 -          266,370                 -          266,370
                           -------------   ---------------    -------------     -------------    -------------
Balance,
  December 31, 2004        $       1,610    $   13,821,200    $   5,478,440     $   (504,070)    $  18,797,180
                           =============    ==============    =============     =============    =============

The accompanying notes are an integral part of these statements.

                                                 AeroCentury Corp.
                                       Consolidated Statements of Cash Flows


                                                                                 For the Years Ended December 31,
                                                                                      2004                2003
                                                                                ----------------   ----------------
Operating activities:
   Net income/(loss)                                                            $       266,370    $    (1,340,300)
   Adjustments to reconcile net income/(loss) to
     net cash provided by operating activities:
       Gain on sale of aircraft and aircraft engines                                (1,748,140)                   -
       Depreciation                                                                   3,554,620           3,360,600
       Provision for impairment in value of aircraft                                    656,650                   -
       Deferred taxes                                                               (1,686,870)           (978,390)
       Change in operating assets and liabilities:
         Accounts receivable                                                        (5,095,550)             440,940
         Reversal of allowance on note receivable                                      (10,750)                   -
         Prepaid expenses and other                                                     289,590           (216,930)
         Accounts payable and accrued expenses                                          383,730            (45,260)
         Accrued interest on notes payable                                              131,310            (75,160)
         Maintenance reserves and accrued costs                                       1,556,460           2,964,560
         Security deposits                                                              343,740           (822,900)
         Prepaid rent                                                                   206,170              12,730
         Unearned income                                                                  2,590                   -
         Taxes payable                                                                1,703,710                   -
                                                                                ---------------    ----------------
Net cash provided by operating activities                                               553,630           3,299,890

Investing activities:
   Payments received on note receivable                                                  90,950              17,600
   Issuance of note receivable                                                        (374,790)                   -
   Proceeds from disposal of assets                                                   7,320,660                   -
   Purchase of aircraft and aircraft engines                                       (22,000,540)            (10,010)
                                                                                ---------------    ----------------
Net cash (used)/provided by investing activities                                   (14,963,730)               7,590

Financing activities:
   Issuance of notes payable                                                         14,700,000                   -
   Repayment of notes payable                                                       (7,334,900)         (2,654,850)
                                                                                ---------------    ----------------
Net cash provided/(used) by financing activities                                      7,365,100         (2,654,850)
                                                                                ---------------    ----------------
Net (decrease)/increase in cash and cash equivalents                                (7,045,000)             652,630

Cash and cash equivalents, beginning of period                                        9,448,630           8,796,000
                                                                                ---------------    ----------------
Cash and cash equivalents, end of period                                        $     2,403,630    $      9,448,630
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

                                                 AeroCentury Corp.
                                    Notes to Consolidated Financial Statements
                                                 December 31, 2004

1. Organization and Summary of Significant Accounting Policies (continued)


(f)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. The accompanying consolidated balance sheet reflects liabilities for maintenance reserves and accrued costs, which include refundable and non-refundable maintenance payments received from lessees. At December 31, 2004, the Company's maintenance accruals consisted of the following:

         Refundable maintenance reserves                               $     445,800
         Non-refundable maintenance reserves                               7,550,200
         Accrued costs                                                     2,296,520
                                                                       -------------
                                                                       $  10,292,520
                                                                       =============

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

         When an aircraft is sold, any remaining accrual is reversed and included in the Company's gain or loss on sale calculation. During the year ended December 31, 2004, $475,010 of excess accrual was included in gain on sale of aircraft and aircraft engines.

                                                 AeroCentury Corp.
                                    Notes to Consolidated Financial Statements
                                                 December 31, 2004

1. Organization and Summary of Significant Accounting Policies (continued)

(f) Maintenance Reserves and Accrued Costs (continued)


Additions to and deductions from the Company's accruals during 2004 and 2003 for maintenance work were as follows:

                                                                           For the Years Ended December 31,
                                                                              2004                  2003
                                                                       -------------        --------------
Additions:
     Charged to expense                                                $     886,670         $   1,857,130
     Charged to other:
         Amounts for uncollected maintenance reserves                         52,260               370,520
         Reclassification of reserves collected from lessees
           to the Company's own liability account                            310,030               508,020
                                                                        ------------        --------------
                                                                           1,248,960             2,735,670
                                                                        ------------        --------------


Deductions:
     Paid for previously accrued maintenance                             (2,101,880)           (1,234,020)
     Reversals of over-accrued maintenance                                         -             (156,740)
     Included in gain on sale of aircraft and aircraft engines             (475,010)                     -
                                                                        ------------        --------------

                                                                         (2,576,890)           (1,390,760)
                                                                        ------------        --------------


Net (decrease)/increase in accrued maintenance costs,
  in excess of amounts received under the leases                         (1,327,930)             1,344,910

Balance, beginning of period                                               3,624,450             2,279,540
                                                                        ------------        --------------


Balance, end of period                                                 $   2,296,520         $   3,624,450
                                                                        ============        ==============

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

                                                 AeroCentury Corp.
                                    Notes to Consolidated Financial Statements
                                                 December 31, 2004

1. Organization and Summary of Significant Accounting Policies (continued)


(h)      Income Taxes

As part of the process of preparing the Company's consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company's current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Management must also assess the likelihood that the Company's deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company must reflect the corresponding increase or decrease within the tax provision in the consolidated statement of operations.

(i)      Revenue Recognition and Allowance for Doubtful Accounts

         Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. The Company estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer, the level of past due accounts, and its analysis of the lessee's overall financial condition. If the financial condition of the Company's customers deteriorates it could result in actual losses exceeding the estimated allowances.

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

         The most significant estimates with regard to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, the amount and timing of cash flow associated with each aircraft that are used to evaluate impairment, if any, accrued maintenance costs in excess of amounts received from lessees, the amounts recorded as bad debt allowances, and accounting for income taxes.

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

         The Company also extended the leases for several of its aircraft. In addition, the leases for two of the Company's Fokker 50 aircraft were amended to extend the lease term for two years and to defer $210,000 of rent due during the second half of 2004 to 2005 to accommodate the lessee's cash flow needs. The lease for one of the Company's Shorts SD 3-60 aircraft was amended to defer $67,000 of rent and maintenance reserves payments due during the second half of 2004 to 2005 because of a delay in completing maintenance required to return the aircraft to service. The two lessees owed the Company in total $308,000 and $77,000, respectively, at December 31, 2004. The Company believes that both amounts will be collected.


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


         In accordance with its periodic review of its portfolio of assets for impairment, the Company recorded a provision for impairment of approximately $463,000 for one of its aircraft, based on the Company's cash flow analysis and third party appraisals which reflected a decline in market conditions for this type of aircraft during the year.

                                                 AeroCentury Corp.
                                    Notes to Consolidated Financial Statements
                                                 December 31, 2004

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

         The tables below set forth geographic information about the Company's operating leased aircraft equipment, grouped by domicile of the lessee:

                                                                               Operating Lease Revenue for the
                                                                                   Years Ended December 31,

                                                                                      2004                  2003
                                                                             ----------------    ---------------
              Asia                                                           $      3,703,150    $     3,094,620
              Europe and United Kingdom                                             2,577,450          2,331,360
              Caribbean                                                             1,180,780          1,250,670
              United States and Canada                                              1,043,830          1,082,220
              South America                                                           490,510          1,005,170
                                                                             ----------------    ---------------
                                                                             $      8,995,720    $     8,764,040
                                                                             ================    ===============

                                                                           Net Book Value at
                                                                              December 31,
                                                                                  2004
                                                                             ----------------
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

              Year
             -------
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

9.       Income Taxes

         The items comprising income tax expense/(benefit) are as follows:

                                                                                For the Years Ended December 31,
                                                                                    2004                2003
                                                                                ---------------  ---------------
         Current tax provision:
              Federal                                                           $   1,725,900    $       171,700
              State                                                                    97,570             11,320
                                                                                -------------    ---------------
              Current tax provision                                                 1,823,470            183,020
                                                                                =============    ===============
         Deferred tax benefit:
              Federal                                                             (1,622,060)          (900,770)
              State                                                                  (64,810)           (77,620)
                                                                                -------------    ---------------
              Deferred tax benefit                                                (1,686,870)          (978,390)
                                                                                -------------    ---------------
         Total provision/(benefit) for income taxes                             $    136,600     $     (795,370)
                                                                                =============    ===============


                                                 AeroCentury Corp.
                                    Notes to Consolidated Financial Statements
                                                 December 31, 2004

9.       Income Taxes (continued)

         Total income tax expense/(benefit) differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                               For the Years Ended December 31,
                                                                                    2004                2003
                                                                             -----------------   ---------------
         Income tax provision/(benefit) at statutory federal income tax rate $        137,010    $     (726,130)
         State tax provision/(benefit), net of federal benefit                          4,960            (8,840)
         Tax rate differences                                                         (5,370)           (60,400)
                                                                             -----------------   ---------------
         Total income tax provision/(benefit)                                $        136,600    $     (795,370)
                                                                             =================   ===============

         Tax rate differences result from a decrease in the Company's effective state tax rate due to changes in state apportionment percentages.

         Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2004 are as follows:

         Deferred tax assets:
              Bad debt allowance                                               $      212,150
              Deferred maintenance                                                    932,280
              Maintenance reserves                                                  2,404,600
              Prepaid rent and other                                                  138,340
                                                                              ---------------
                  Deferred tax assets                                               3,687,370
         Deferred tax liabilities:
              Depreciation on aircraft and aircraft engines                       (4,565,880)
              Unearned income                                                        (48,070)
              Other                                                                 (171,000)
                                                                              ---------------
                  Net deferred tax liabilities                                $   (1,097,580)
                                                                              ===============

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


Conclusions. Based upon the Controls Evaluation, the Company's CEO and CFO have concluded that, (i)the Company's Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and then accumulated and communicated to Company management, including the CEO and CFO, as appropriate to make timely decisions regarding required disclosures, and (ii) that the Company's Internal Controls are effective to provide reasonable assurance that the Company's consolidated financial statements are fairly presented in conformity with generally accepted accounting principles.


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

On September 2, 2004, Neal D. Crispin (President & Chairman) purchased 1,000 shares of Common Stock on the open market. Although a Form 4 was timely filed for Mr. Crispin, a corresponding Form 4 showing a single increase in the indirect beneficial ownership of Toni M. Perazzo (Director, Sr. Vice President-Finance and Secretary) was not timely filed due to an inadvertent clerical error, but was subsequently filed.

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

Item 14. Principal Accountant Fees and Services.

Incorporated by reference to the section of the 2005 Proxy Statement entitled "Information Regarding Auditors - Audit Fees."

                                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2005.

  AEROCENTURY CORP.

  By:    /s/ Toni M. Perazzo
         ------------------------
         Toni M. Perazzo

  Title: Senior Vice President-Finance and
         Chief Financial Officer


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neal D. Crispin and Toni M. Perazzo, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-KSB/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 19, 2005.

     Signature                                  Title

 /s/ Neal D. Crispin      Director, President and Chairman of the
 ---------------------    Board of Directors of the Registrant
 Neal D. Crispin          (Principal Executive Officer)


 /s/ Toni M. Perazzo      Director, Senior Vice President-Finance and Secretary
 ----------------------   of the Registrant (Principal Financial and Accounting
 Toni M. Perazzo          Officer)

/s/ Marc J. Anderson      Director, Chief Operating Officer,
-----------------------   Senior Vice President
Marc J. Anderson

 /s/ Thomas G. Hiniker    Director
 ----------------------
 Thomas G. Hiniker

 /s/ Thomas W. Orr        Director
 --------------------
 Thomas W. Orr

 /s/ Evan M. Wallach      Director
 --------------------
 Evan M. Wallach