Form 10QSB
period 2005-09-30
AEROCENTURY CORP
filed 2005-11-14
CIK 1036848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005

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
Yes X   No
   ---    ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No   X
                                    ----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2005 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, outstanding, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes    No
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

Forward-looking statements include: (i) in Item 1 "Financial Statements," statements concerning the Company's belief that full adoption of SFAS 153 will not have an impact on the Company's results; the expectation regarding the delivery of two DHC-8 aircraft in the first quarter of 2006, and the expectation of the sale of a Shorts aircraft in the fourth quarter of 2005 and the expected lack of a gain or loss on sale; (ii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements concerning the Company's belief that it will continue to be in compliance with its credit facility covenants except one regarding interest coverage; the expectation that the interest coverage ratio covenant will be revised pursuant to negotiations with lenders; the Company's belief that it will have adequate cash flow to meet its ongoing operational needs, including credit facility repayments; the Company's belief that its assumptions used to forecast cash flow are reasonable; (iii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements concerning the Company's expectation regarding the long-term decline of lease rentals from its current portfolio; the Company's anticipated refinancing of two DHC-8 aircraft; the Company's belief in the strength of the regional aircraft financing market, and the availability of appropriate acquisitions; the expectation that the Company will continue increasing its portfolio; and (iv) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," statements regarding the Company's belief that it will have sufficient cash funds to make any payments that are required under the credit facility due to collateral pool limitations arising from assets coming off lease; the anticipated increased compliance cost created by the Sarbanes-Oxley Act and the Company's ability to fund such increased costs; the Company's anticipated purchase of used aircraft and concentration on turboprop equipment, the Company's intention to concentrate on future leases to regional air carriers; the Company's belief that overseas markets present opportunities; and the Company's belief that it is competitive because of JMC's experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," including general economic conditions, particularly those that affect the demand for regional aircraft and engines and the financial status of the Company's primary customers, foreign regional passenger airlines; increasing aircraft fuel costs that weaken the financial health of air carriers; rapidly rising interest rates accompanied by a flat or decreasing lease rental market; further disruptions to the air travel industry due to terrorist attacks; the Company's ability to enlarge its credit facility on reasonable business terms; the Company's ability to find additional alternative financing sources; the financial performance of the Company's lessees and their compliance with rental, maintenance and return conditions under their respective leases; unanticipated lease defaults by the Company's lessees; the availability of suitable aircraft acquisition transactions in the regional aircraft market; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

                                    AeroCentury Corp.
                          Condensed Consolidated Balance Sheet
                                        Unaudited

                                         ASSETS
                                                                                              September 30,
                                                                                                       2005

Assets:
   Cash and cash equivalents                                                                    $ 1,405,670
   Accounts receivable                                                                            1,186,020
   Aircraft and aircraft engines held for lease,
      net of accumulated depreciation of $17,422,780                                             83,277,450
   Prepaid expenses and other                                                                       650,020
                                                                                           -----------------

Total assets                                                                                    $86,519,160
                                                                                           =================


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses                                                          $ 621,340
   Notes payable and accrued interest                                                            51,013,800
   Maintenance reserves and accrued costs                                                        12,388,770
   Security deposits                                                                              2,030,600
   Prepaid rent                                                                                     460,930
   Deferred taxes                                                                                   968,330
   Taxes payable                                                                                    100,390
                                                                                           -----------------


Total liabilities                                                                                67,584,160
                                                                                           =================


Stockholders' equity:
   Preferred stock, $.001 par value, 2,000,000 shares
      authorized, no shares issued and outstanding                                                        -
   Common stock, $.001 par value, 3,000,000 shares
      authorized, 1,606,557 shares issued and outstanding                                             1,610
   Paid in capital                                                                               13,821,200
   Retained earnings                                                                              5,616,260
                                                                                           -----------------
                                                                                                 19,439,070
   Treasury stock at cost, 63,300 shares                                                          (504,070)
                                                                                           -----------------

Total stockholders' equity                                                                       18,935,000
                                                                                           -----------------
                                                                                                $86,519,160
                                                                                           =================

The accompanying notes are an integral part of these statements.

                                                 AeroCentury Corp.
                                Condensed Consolidated Statements of Operations
                                                     Unaudited

                                                       For the Nine Months              For the Three Months
                                                       Ended September 30,               Ended September 30,
                                                      2005                 2004             2005            2004
Revenues:

 Operating lease revenue                               $8,216,510       $6,563,800      $2,956,410       $2,246,260
 (Loss)/gain on sale of aircraft and
    aircraft engines                                                                             -
                                                          (59,550)          21,070                           21,070
  Other income                                             94,600          320,270             130          205,970
                                                     -------------      -----------    ------------     -----------


                                                        8,251,560        6,905,140       2,956,540        2,473,300
                                                     -------------      -----------    ------------    ------------
Expenses:
  Depreciation
                                                        2,935,430        2,638,060       1,030,030              893
  Interest                                              2,456,860        1,730,600         877,000          606,510
  Management fees                                       1,705,960        1,459,140         594,470          499,730
 Professional fees and
    general and administrative                            405,420          550,820         129,500          256,690
 Insurance                                                242,140          202,450          75,160           79,230
 Maintenance                                              219,870          490,850         169,440          397,870
 Bad debt expense                                          88,110          146,750               -          146,750
 Provision for impairment
   in value of aircraft                                    12,180          463,300               -          463,300
                                                     -------------      ----------      -----------        --------


                                                        8,065,970        7,681,970       2,875,600        3,343,780
                                                     ------------       ----------      ----------         --------


Income/(loss) before taxes                                185,590        (776,830)          80,940        (870,480)


Tax provision/(benefit)                                    47,770        (299,830)          28,840        (313,240)
                                                    -------------      -----------     -----------     ------------

Net income/(loss)                                        $137,820       $(477,000)        $ 52,100      $ (557,240)
                                                    =============      ===========     ===========     ============

Weighted average common

   shares outstanding                                   1,543,257        1,543,257       1,543,257        1,543,257
                                                    =============      ===========     ===========     ============

Earnings/(loss) per share                                 $  0.09        $  (0.31)         $  0.03       $   (0.36)
                                                   ==============      ===========     ===========     =============

The accompanying notes are an integral part of these statements.

                                             AeroCentury Corp.
                              Condensed Consolidated Statements of Cash Flows
                                                 Unaudited

                                                                               For the Nine Months Ended
                                                                                     September 30,
                                                                                 2005             2004

Net cash provided by operating activities                                        $ 3,240,390     $ 3,405,900
                                                                             ---------------    ------------

Investing activities:
  Payments received on note receivable                                               210,080               -
  Proceeds from disposal of assets                                                 7,900,130       2,040,660
  Purchase of aircraft and aircraft engines                                      (14,488,870)    (10,173,950)
                                                                             ---------------    --------------
Net cash used by investing activities                                             (6,378,660)     (8,133,290)
                                                                             ---------------    -------------

Financing activities:
  Issuance of notes payable                                                       10,941,000       5,200,000
  Repayment of notes payable                                                      (8,800,690)     (6,265,110)
                                                                             ---------------    -------------
Net cash provided/(used) by financing activities                                   2,140,310      (1,065,110)
                                                                             ---------------    -------------

Net decrease in cash and cash equivalents                                           (997,960)     (5,792,500)

Cash and cash equivalents, beginning of period                                     2,403,630       9,448,630
                                                                             ---------------     ------------

Cash and cash equivalents, end of period                                         $ 1,405,670     $ 3,656,130
                                                                             ===============     ============

During the nine months ended September 30, 2005 and 2004, the Company paid interest totaling $2,442,450 and $1,673,940, respectively, and income taxes totaling $1,780,380 and $1,080, respectively.

The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2005

1.       Organization and Summary of Significant Accounting Policies

(a)      Basis of Presentation

         AeroCentury Corp. ("AeroCentury"), a Delaware corporation, uses leveraged financing to acquire leased aircraft assets. The Company purchases used regional aircraft on lease to foreign and domestic regional carriers. Financial information for AeroCentury and its wholly-owned subsidiaries, AeroCentury Investments II LLC ("AeroCentury II LLC") and AeroCentury Investments IV LLC ("AeroCentury IV LLC") (collectively, the "Company"), is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation. During the third quarter of 2005, the title to the aircraft which had been owned by AeroCentury IV LLC was transferred to AeroCentury. AeroCentury IV LLC was dissolved in the fourth quarter.

 (b)     Cash and Cash Equivalents/Deposits

         The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less from the date of acquisition, as cash equivalents.

(c)      Aircraft and Aircraft Engines Held For Lease

         The Company's interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs. The Company purchases only used aircraft. It is the Company's policy to hold aircraft for approximately twelve years unless market conditions necessitate earlier disposition. Depreciation is computed using the straight-line method over the twelve year period to an estimated residual value based on appraisal. Decreases in the market value of aircraft could not only affect the current value, but could also affect the assumed residual value. The Company periodically obtains a residual value appraisal for its assets and, historically, has not written down any estimated residuals.

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

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2005

1. Organization and Summary of Significant Accounting Policies (continued)

(e)      Loan Commitment and Related Fees

         To the extent that the Company is required to pay loan commitment fees and legal fees in order to secure debt, such fees are amortized over the life of the related loan.

(f)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. The accompanying consolidated balance sheet reflects liabilities for maintenance reserves and accrued costs, which include refundable and non-refundable maintenance payments received from lessees. At September 30, 2005, the Company's maintenance accruals consisted of the following:

         Refundable maintenance reserves                               $     504,770
         Non-refundable maintenance reserves                               9,949,990
         Accrued costs                                                     1,934,010
                                                                       -------------
                                                                       $  12,388,770
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

         When an aircraft is sold, any remaining accrual is reversed and included in the Company's gain or loss on sale calculation. During the nine months ended September 30, 2005 and 2004, $282,030 and $475,010, respectively, of excess accrual was included in gain/(loss) on sale of aircraft and aircraft engines.

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2005

1. Organization and Summary of Significant Accounting Policies (continued)

(f) Maintenance Reserves and Accrued Costs (continued)

         Additions to and deductions from the Company's accruals during the nine months ended September 30, 2005 and 2004 for maintenance work were as follows:

                                                                     For the Nine Months Ended September 30,
                                                                              2005                  2004
Additions:
     Charged to expense                                                $     196,800         $     607,590
     Charged to other -
         Reclassification of reserves collected from lessees
           to the Company's own liability account                             40,050               266,980
                                                                        ------------          ------------
                                                                             236,850               874,570
                                                                        ------------          ------------
Deductions:
     Paid for previously accrued maintenance                                 316,570             1,615,400
     Reversals of over-accrued maintenance                                       760                     -
     Included in gain/(loss) on sale of aircraft and aircraft engines        282,030               475,010
                                                                        ------------          ------------
                                                                             599,360             2,090,410
                                                                        ------------          ------------
Net decrease in accrued maintenance costs,
  in excess of amounts received under the leases                           (362,510)           (1,215,840)

Balance, beginning of period                                               2,296,520             3,624,450
                                                                        ------------          ------------

Balance, end of period                                                 $   1,934,010         $   2,408,610
                                                                        ============          ============

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

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2005

1. Organization and Summary of Significant Accounting Policies (continued)

(h) Income Taxes (continued)

or changes the allowance in a period, the Company must reflect the corresponding increase or decrease within the tax provision in the consolidated statement of operations.

(i)      Revenue Recognition and Allowance for Doubtful Accounts

         Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. The Company estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer, the level of past due accounts, and its analysis of the lessees' overall financial condition. If the financial condition of the Company's customers deteriorates, it could result in actual losses exceeding the estimated allowances.

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

(k)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of operations. As a result, comprehensive income equals net income for the three months and nine months ended September 30, 2005 and 2004.

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

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2005

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

2.       Aircraft and Aircraft Engines Held for Lease

         At September 30, 2005, the Company owned eleven deHavilland DHC-8s, three deHavilland DHC-6s, two Shorts SD 3-60s, ten Fokker 50s, two Saab 340As, one Saab 340B and one turboprop engine which are held for lease.

         During the third quarter of 2005:

         Pursuant to lessee extension options, the Company extended the leases for two of its Fokker 50 aircraft for 18 months each.

         The Company purchased a deHavilland DHC-8 aircraft which is subject to a lease with a regional carrier in the Caribbean for a term expiring in August 2008. The lessee also leases another DHC-8 aircraft owned by the Company.

         The leases for two of the Company's DHC-8 aircraft remained in effect from their expiration in June 2005. As discussed in Note 8, one of the aircraft was returned in November 2005 and the other is undergoing maintenance. In addition, two other deHavilland DHC-8 aircraft are undergoing maintenance and are expected to be returned at lease end during the fourth quarter. The Company has signed term sheets for three of the four aircraft.

         At September 30, 2005, the Company's two Saab 340A aircraft, one of the Company's Shorts SD 3-60 aircraft and the Company's spare turboprop engine were off lease. As discussed in Note 8, the Company signed an agreement to sell the Shorts SD 3-60 in the fourth quarter of 2005. The Company is seeking re-lease or sale opportunities for the other off-lease assets.

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2005

3.       Notes Receivable

         In connection with a lease default during the third quarter of 2003, the former lessee paid $20,000 to the Company at the time of the settlement and signed a note in the amount of $480,000. The lessee made all payments due through December 31, 2004 but, as a result of a late payment and subsequent non-payment, and the Company's evaluation of the debtor's intention to make future payments, the Company fully reserved the balance of the note at December 31, 2004. The balance of the fully reserved note is $370,090 at September 30, 2005. During the second quarter of 2005, the Company obtained a default judgment against the lessee in the United States and is evaluating the cost/benefit of enforcing it abroad.

         During 2004, the former lessee of one of the Company's aircraft signed a note in the amount of approximately $625,000, to be paid in 18 monthly installments. The Company received all payments due through June 30, 2005. The note was for rent and maintenance in excess of the security deposit held by the Company. The Company had previously recorded a $250,000 allowance against the amount receivable. Upon receiving notice that the lessee had filed for reorganization, the Company recorded additional bad debt expense of $88,110 during the second quarter of 2005 to fully reserve the balance of the note. The Company continues to monitor the lessee's reorganization proceedings.

4.       Notes Payable and Accrued Interest

(a)      Credit facility

         In 2004, the Company's credit facility was renewed through October 31, 2005. In connection with the renewal, the LIBOR margin was set at 375 basis points through March 2005, after which a margin of 275 to 375 basis points is determined by certain financial ratios. As discussed in Note 8, the credit facility has been renewed through October 31, 2007.

         During the first nine months of 2005, the Company repaid a total of $8,600,000 of the outstanding principal under its credit facility. The Company must maintain compliance with certain covenants under its credit facility agreement. As of September 30, 2005, the Company was in compliance with all covenants, $49,146,000 was outstanding under the credit facility, and interest of $171,180 was accrued.

(b) Special purpose financing

         In September 2000, the Company acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation in the amount of $3,575,000, due April 15, 2006, which bears interest at the rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provides for a six month remarketing period at the expiration or early termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is deferred to the end of the six month period. The balance of the note payable at September 30, 2005 was $1,695,010 and interest of $1,610 was accrued. As of September 30, 2005, the Company was in compliance with all covenants of this note obligation.

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2005

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

6.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                            For the Nine Months Ended September 30,
                                                                                    2005                2004
         Current tax provision:
              Federal                                                        $        175,390    $       107,820
              State                                                                     1,630              2,830
                                                                              ---------------     --------------
              Current tax provision                                                   177,020            110,650
                                                                              ---------------     --------------
         Deferred tax benefit:
              Federal                                                               (103,330)          (372,910)
              State                                                                  (25,920)           (37,570)
                                                                              ---------------     --------------
              Deferred tax benefit                                                  (129,250)          (410,480)
                                                                              ---------------     --------------
         Total provision/(benefit) for income taxes                          $         47,770    $     (299,830)
                                                                              ===============     ==============

         Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                            For the Nine Months Ended September 30,
                                                                                    2005                2004
         Income tax provision at statutory federal income tax rate           $         63,100    $     (264,120)
         State tax provision, net of federal benefit                                    1,090            (2,320)
         Adjustment to asset tax basis                                                 10,100                  -
         Tax rate differences                                                        (26,520)           (33.390)
                                                                             ----------------    ---------------
         Total income tax provision/(benefit)                                $         47,770    $     (299,830)
                                                                             ================    ===============

         Tax rate differences result from a decrease in the Company's effective state tax rate due to changes in state apportionment percentages.

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2005

6.       Income Taxes (continued)

         Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of September 30, 2005 are as follows:

         Deferred tax assets:
              Bad debt allowance                                             $        240,830
              Deferred maintenance                                                    595,300
              Maintenance reserves                                                  3,383,590
              Prepaid rent and other                                                  157,010
                                                                              ---------------
                  Deferred tax assets                                               4,376,730
         Deferred tax liabilities:
              Depreciation on aircraft and aircraft engines                       (5,194,680)
              Unearned income                                                         (5,030)
              Other                                                                 (145,350)
                                                                              ---------------
                  Net deferred tax liabilities                               $      (968,330)
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

7.       Related Party Transactions

         Since the Company has no employees, the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $1,705,960 and $1,459,140 during the nine months ended September 30, 2005 and 2004, respectively. The Company accrued acquisition fees totaling $520,900 and $260,000, payable to JMC, during the first nine months of 2005 and 2004, respectively. The Company recorded remarketing fees totaling $73,250 and $55,500 to JMC in connection with the sale of aircraft in 2005 and 2004, respectively.

                                AeroCentury Corp.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2005

8.       Subsequent Events

          In October 2005, the lease for one of the Company's Fokker 50 aircraft was extended for three years, through November 2, 2008.

         In November 2005, the Company negotiated the terms for the return of two of its deHavilland DHC-8 aircraft, the leases for which had been extended from their original expiration dates in April 2005 to June 2005 and had been in effect on a month-to-month basis since then. The Company accepted the return of one of the aircraft in November 2005 and has a signed term sheet for its re-lease to a Kenyan subsidiary of a Canadian operator for a term of 36 months. The re-lease term is expected to commence in the fourth quarter. The second aircraft is undergoing maintenance and the Canadian operator has expressed interest in re-leasing the aircraft.

         Two other deHavilland DHC-8 aircraft are undergoing maintenance before being returned to the Company at lease end. The Company has a signed term sheet and has received a security deposit for the re-lease of both aircraft. Delivery of the aircraft to the new lessee is expected to occur in the first quarter of 2006.

         In October 2005, the credit facility was extended through November 9, 2005 and subsequently renewed through October 31, 2007. In connection with the renewal, certain financial covenants were modified, including the applicable margin, which was revised to 275 to 325 basis points, determined by certain financial ratios.

         In November 2005, the Company signed an agreement to sell its off-lease Shorts SD 3-60 aircraft, and delivery of the aircraft to the buyer is expected to occur in the fourth quarter. Proceeds from the sale are expected to approximate the net book value of the aircraft and, therefore, the Company does not expect to record a gain or loss in connection with the sale.

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

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements. The Company believes that the most critical accounting policies include the following: Impairment of Long-lived Assets; Depreciation Policy, Maintenance Reserves and Accrued Costs; Revenue Recognition and Allowance for Doubtful Accounts; and Accounting for Income Taxes.

a.       Impairment of Long-lived Assets

The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Such review necessitates estimates of current market values, re-lease rents, residual values and component values. The estimates are based on currently available market data and third-party appraisals and are subject to fluctuation from time to time. The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur. No impairment charges resulted from the appraisals obtained by the Company during the third quarter of 2005.

b.       Depreciation Policy

The Company's interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs. The Company purchases only used aircraft. It is the Company's policy to hold aircraft for approximately twelve years unless market conditions necessitate earlier disposition. Depreciation is computed using the straight-line method over the twelve year period to an estimated residual value based on appraisal. Decreases in the market value of aircraft could not only affect the current value, discussed above, but could also affect the assumed residual value. The Company periodically obtains a residual value appraisal for its assets and, historically, has not written down any estimated residuals.

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

d.       Revenue Recognition and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. The Company estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer, the level of past due accounts, and its analysis of the lessees' overall financial condition. If the financial condition of the Company's customers deteriorates, it could result in actual losses exceeding the estimated allowances.

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

Results of Operations

a.       Revenues

Operating lease revenue was approximately $1,653,000 and $710,000 higher in the nine months and three months ended September 30, 2005 versus the same periods in 2004, respectively, primarily because of increased operating lease revenue from aircraft purchased beginning in April 2004. This increase, totaling approximately $2,946,000 and $1,015,000 for the nine-month and three-month periods, respectively, was partially offset by decreases totaling $1,293,000 and $305,000, respectively, which were due to the sale of a pool of turboprop engines in December 2004 and aircraft that were on lease in 2004 but off lease during 2005. Lower lease rates for several aircraft in 2005 also adversely affected revenues.

Loss on sale of aircraft and aircraft engines was approximately $60,000 for the nine months ended September 30, 2005 as a result of the sale of a deHavilland DHC-7. The aircraft had been written down to its estimated net sale value at December 31, 2004; however, at the time of sale, the Company recognized an additional loss of approximately $60,000 incurred subsequent to December 31, 2004. There were no sales during the three months ended September 30, 2005. During the nine months ended September 30, 2004, the Company recognized a net gain on sale of approximately $21,000, as a result of two asset sales in the third quarter.

Other income was approximately $226,000 lower in the nine months ended September 30, 2005 versus the same period in 2004, primarily because of lower interest income in 2005 and payments received in 2004 on one of the Company's notes receivable and because, in 2004, based on the lessee's payment history to date, the Company reversed a portion of the note receivable allowance. These decreases were partially offset by the reversal in 2005 of previously accrued maintenance expenses. Other income was approximately $206,000 lower in the three months ended September 30, 2005 versus the three month period in 2004, primarily as a result of lower interest income in 2005, payments received in 2004 on one of the Company's notes receivable and the partial reversal of the note receivable allowance in 2004.

b.       Expense items

Depreciation was approximately $297,000 and $136,000 higher in the nine months and three months ended September 30, 2005 versus the same periods in 2004, respectively, primarily because of the purchase of aircraft beginning in April 2004 and during 2005, the effect of which was partially offset by the sale of assets in the fourth quarter of 2004 and first half of 2005. Management fees were approximately $247,000 and $95,000 higher in the nine month and three month periods of 2005 compared to 2004, respectively, for the same reasons.

Interest expense was approximately $726,000 and $270,000 higher in the nine months and three months ended September 30, 2005, respectively, versus the same periods in 2004, primarily as a result of higher market interest rates and a higher average principal balance in 2005 compared to 2004.

Professional fees and general and administrative expenses were approximately $145,000 and $127,000 lower in the nine months and three months ended September 30, 2005, respectively, primarily because of lower legal fees. This decrease was partially offset by higher accounting fees.

The Company's insurance expense for off-lease aircraft and aircraft engines varies depending on the type of aircraft and engines insured during each period and the length of time each asset is insured. As a result of the combination of assets insured during each period, insurance expense was approximately $40,000 higher in the nine-month period in 2005 versus the same period in 2004 and approximately $4,000 lower in the three-month period in 2005 versus the same period in 2004.

Maintenance expense was approximately $271,000 and $228,000 lower in the nine months ended September 30, 2005 versus the same periods in 2004. The Company incurred maintenance expense in 2005, for storage and preparation of several aircraft for re-lease. In 2004, maintenance expense was comprised primarily of estimated costs necessary to ready two aircraft, which were returned early by a lessee, for re-lease.

During the second quarter of 2005, the Company recorded bad debt expense of approximately $88,000, to fully reserve the balance of a note receivable from the former lessee of one of the Company's aircraft, based on a notice received from the lessee that it had filed for reorganization. During the third quarter of 2004, the Company recorded bad debt expense of approximately $147,000 for rent and reserves written off in connection with a lessee's early return of two aircraft.

During the first quarter of 2005, the Company recorded an impairment charge of approximately $12,000, based on the estimated net sales proceeds pursuant to an agreement to sell an aircraft in April 2005. During the third quarter of 2004, in accordance with its periodic review of its portfolio of assets for impairment, the Company recorded a provision for impairment of approximately $463,000 for one of its aircraft, based on the Company's cash flow analysis and third party appraisals.

The Company's effective tax rates for the period ended September 30, 2005 and 2004 were approximately 26% and 39%, respectively. The change in rate was primarily a result of the recognition of tax benefits relating to different state tax rates that had been accrued in prior years. Since the Company incurred a loss for the nine month period ended September 30, 2004, the recognition of tax benefits related to the reduced state tax rates increased the Company's tax benefit from the loss and its effective tax rate. Conversely, the Company had income for the nine month period ended September 30, 2005, and the recognition of tax benefits related to the reduced state tax rates decreased the effective tax rate for the nine month period ended September 30, 2005.

For the three month periods ending September 30, 2005 and 2004 the Company's effective tax rates were 36% for both periods. Since the Company had income for the three month period ended September 30, 2005, the recognition of tax benefits related to the reduced state tax rates decreased the Company's effective tax rate for that period. However, the recognition of tax expense related to adjustments to the tax basis of disposed assets off-set these recognized tax benefits and slightly increased the Company's effective tax rate for the three month period ended September 30, 2005. Conversely, the Company incurred a loss for the three month period ended September 30, 2004, so that the recognition of the tax benefits related to reduced state tax rates increased the Company's tax benefit from the loss and its effective tax rate for that three month period.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings, special purpose financing and excess cash flow.

(a)      Credit facility

In 2004, the Company's credit facility was renewed through October 31, 2005. In connection with the renewal, the LIBOR margin was set at 375 basis points through March 2005, after which a margin of 275 to 375 basis points was determined by certain financial ratios.

In October 2005, the credit facility was extended through November 9, 2005 and subsequently renewed through October 31, 2007. In connection with the renewal, certain financial covenants were modified, including the applicable margin, which was revised to 275 to 325 basis points, determined by certain financial ratios.

During the first nine months of 2005, the Company repaid a total of $8,600,000 of the outstanding principal under its credit facility. As of September 30, 2005, $49,146,000 was outstanding under the credit facility, and interest of $171,180 was accrued. The Company was in compliance with all covenants as of September 30, 2005 and is currently in compliance. Based on its current projections, the Company believes it will continue to be in compliance with all covenants of its credit facility, with the exception of one covenant related to its interest coverage ratio, which the Company is currently in negotiations with its lenders to revise. The Company anticipates that such negotiations will be successful, but there can be no assurance of such success. See "Factors That May Affect Future Results - 'Credit Facility Obligations' and 'Risks of Debt Financing'," below.

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

(b) Special purpose financing

In September 2000, the Company acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation in the amount of $3,575,000, due April 15, 2006, which bears interest at the rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provides for a six month remarketing period at the expiration or early termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is deferred to the end of the six month period. The balance of the note payable at September 30, 2005 was $1,695,010 and interest of $1,610 was accrued. The Company was in compliance with all covenants of this note obligation as of that date and is currently in compliance.

The availability of special purpose financing in the future will depend on several factors including (1) the availability of funds to be used for the equity portion of the financing, (2) the type of asset being financed and (3) the creditworthiness of the underlying lessee. The availability of funds for the equity portion of the financing will be dependent on the Company's cash flow, as discussed in "Cash Flow," below and certain requirements under its credit facility.

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

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its credit facility, based upon its estimates of future revenues and expenditures . The Company's expectations concerning such cash flows are based on existing lease terms and rents, as well as numerous estimates, including (i) rents on assets to be re-leased, (ii) sale proceeds of certain assets currently under lease, (iii) the cost and anticipated timing of maintenance to be performed and (iv) acquisition of additional aircraft and the lease thereof at favorable lease terms. While the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions. Among the more significant external factors outside the Company's control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company's profitability and causes the Company to violate covenants of its credit facility, requiring repayment of some or all of the amounts outstanding under its credit facility, (ii) lessee non-performance or non-compliance with lease obligations (which may affect credit facility collateral limitations as well as revenue and expenses) and (iii) an unexpected deterioration of demand for aircraft equipment.

(i)      Operating activities

The Company's cash flow from operations for the nine months ended September 30, 2005 versus 2004 decreased by approximately $166,000. The change in cash flow is a result of changes in several cash flow items during the period, including principally the following:

         Lease rents and security deposits

Payments received from lessees for rent were approximately $1,276,000 higher in the nine months ended September 30, 2005 versus the same period in 2004, due primarily to the effect of increased lease revenue from aircraft purchased beginning in April 2004 and during 2005, which was partially offset by the effect of lower lease rates for several aircraft in 2005. In addition, the Company received approximately $193,000 more of cash payments for deferred rent during 2005 compared to 2004. Although, as a result of increased demand generally in the turboprop market, lease rates have stabilized and, in some cases, risen, it cannot be predicted that rental rates on aircraft to be re-leased will not decline, so that, absent additional acquisitions by the Company, aggregate lease revenues for the current portfolio can be expected to decline over the long term.

Security deposits received increased by approximately $331,000 in the first nine months of 2005 versus the same period in 2004, primarily because of the cash deposits received in connection with acquisitions of aircraft in 2005.

         Expenditures for maintenance

Expenditures for maintenance were approximately $970,000 lower in the first nine months of 2005 versus the first nine months of 2004 as a result of payments during 2004 for maintenance performed to ready two of the Company's aircraft for remarketing. The amount of expenditures for maintenance in future periods will be dependent on the amount and timing of maintenance paid from lessee maintenance reserves held by the Company and the off-lease status of the Company's aircraft.

         Expenditures for interest

Expenditures for interest expense increased by approximately $816,000 in the nine months ended September 30, 2005 versus the same period in 2004, primarily as a result of higher average interest rates and a higher average principal balance in 2005. Interest expenditures in future periods will be a product of prevailing interest rates and the outstanding principal balance on financings, which may be influenced by future acquisitions and/or required repayments resulting from changes in the collateral base.

         Expenditures for management fees

Expenditures for management fees increased by approximately $257,000 in the nine months ended September 30, 2005 versus the nine months ended September 30, 2004, as a result of aircraft purchases since April2004.

         Expenditures for prepaid expenses

Expenditures for prepaid expenses increased by approximately $297,000 in the first nine months of 2005 versus the first nine months of 2004 primarily as a result of deposits paid for equipment to be installed on several of the Company's aircraft.

         Income taxes

Income tax payments were approximately $1,779,000 higher in the first nine months of 2005 compared to the same period in 2004 as a result of the payment of the 2005 payment of the 2004 tax expense. The 2005 higher tax payment resulted from the gain on sale of a pool of twenty-four turboprop engines at the end of 2004.

(ii)     Investing activities

The decrease in cash flow used by investing activities in the first nine months of 2005 versus the same period in 2004 was primarily due to the Company's sale of two aircraft in 2005 and the receipt of sales proceeds in 2005 from a sale of a pool of turboprop engines in the fourth quarter of 2004, the effect of which was partially offset by the purchase of aircraft with a combined higher total purchase price in 2005 than in 2004.

(iii)    Financing activities

The Company borrowed approximately $5,741,000 more on its credit facility in the first nine months of 2005 versus 2004 and repaid approximately $2,536,000 more of its outstanding debt in 2005.

Outlook

The Company's future growth will depend on the availability of additional financing for acquisitions of leased assets which, due to rising interest rates, will need to be leased at increased rental rates to offset the anticipated decreased lease rates resulting from future re-leases of the Company's current portfolio.

The Company expects two of its deHavilland DHC-8 aircraft to be refinanced using bank financing separate from its credit facility in November 2005. The financing will result in a note obligation of approximately three years in the amount of $6,400,000. The note will be collateralized by the aircraft and will be non-recourse to the Company. Payments due under the note will consist of monthly principal and interest and a balloon principal payment due on the maturity date. The financing will also provide for a six month remarketing period at the expiration or early termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is deferred to the end of the six month period.

The repayment of a portion of the Company's credit line indebtedness in connection with the anticipated refinancing of two aircraft should give the Company increased borrowing power under its credit facility. The Company believes the near term market demand for regional aircraft lease financing will remain fairly strong, and that appropriate acquisitions will be available to enable the Company to take advantage of its available credit facility financing resources. This should enable the Company to continue to increase its aircraft portfolio. The Company is also continuing to pursue additional sources of acquisition financing.

The Company currently has three aircraft and one turboprop engine off lease. In November 2005, the Company signed an agreement to sell one of the off-lease aircraft. The Company is seeking remarketing opportunities for the remaining off-lease assets, and anticipates these aircraft going back on-lease on or about the beginning of the first quarter of 2006. Four additional aircraft have leases expiring in the fourth quarter of 2005. The Company has signed term sheets for three of the four. If, however, any of these proposed transactions does not result in a lease and the Company is not successful in timely locating a new lessee, the Company may be required to make principal repayments under its credit facility due to collateral base covenant restrictions. See "Factors that May Affect Future Results - Credit Facility Obligations" below

The Company continually monitors the financial condition of its lessees to prevent unanticipated creditworthiness issues, and where possible, work with lessees of concern to remind them of, and ensure continued compliance with, both monetary and non-monetary obligations under their respective leases. Currently, the Company is closely monitoring the performance of one lessee with a total of two aircraft under lease. These leases were amended in 2004 to defer a portion of rent and maintenance reserves payments due during the second half of 2004 to 2005. The deferred portion has been fully repaid, but the Company continues to work closely with the lessee to ensure its compliance with its current obligations. Any weakening in the aircraft industry may also affect the performance of lessees that currently appear to the Company to be creditworthy. See "Factors that May Affect Future Results - General Economic Conditions," below.

Factors that May Affect Future Results

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

Concentration of Lessees and Aircraft Type. The Company's four largest customers, in Taiwan, Norway, Sweden and the Caribbean, currently account for approximately 26%, 16%, 14% and 14%, respectively, of the Company's monthly lease revenue. A lease default by or collection problems with one of these customers could have a disproportionate negative impact on the Company's financial results, and therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk will diminish in the future only if the Company is able to lease additional assets to new lessees.

The acquisition of four Fokker 50 aircraft and six DHC-8 aircraft in 2004 and 2005 made these two aircraft types the dominant aircraft types in the portfolio, constituting 10 and 11, respectively, of the 29 aircraft and representing 32% and 55%, respectively, based on book value. As a result, a change in the desirability and availability of either or both of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately large impact on the Company's portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of additional Fokker 50 or DHC-8 aircraft will increase the Company's risks related to its concentration of those aircraft types.

Interest Rate Risk. The Company's current credit facility and special purpose subsidiary indebtedness carry a floating interest rate based upon either the lender's prime rate or a floating LIBOR rate. Lease rates, generally, but not always, move with interest rates, since market demand for the asset also affects lease rates. Because lease rates are fixed at the origination of leases, interest rate increases during the term of a lease have no effect on existing lease payments. Therefore, if interest rates rise significantly, and there is relatively little lease origination by the Company following such rate increases, the Company could experience lower net earnings. Further, even if significant lease origination occurs following such rate increases, if the contemporaneous aircraft market forces result in lower or flat rental rates, the Company could experience lower net earnings as well.

It appears the economy is continuing a period of sustained increasing interest rates, particularly with respect to the rates for short-term borrowings, upon which the Company's financing rates are based. The Company has not hedged its interest rate obligations. Consequently, if an interest rate increase were great enough, the Company might not be able to generate sufficient lease revenue to meet its interest payment and other obligations and comply with the net earnings covenant of its credit facility.

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

Increased Compliance Costs. Due to new Sarbanes-Oxley Act of 2000 requirements applicable to the Company for the year ending December 31, 2007 relating to internal controls and auditors' responsibilities to review and opine on those controls, the Company anticipates that the fees and expenses in connection with audit services are likely to significantly increase. The increase will generally arise from increased auditor responsibilities as well as an increased scope of examination of the Company which will broaden to include the Company's internal controls. Audit fees are expected to increase significantly and there may be additional costs arising from mandated testing of internal controls that will begin to take place in late 2006 and will be required to be performed on a continual basis thereafter. The exact amount of these costs can only be determined as the Company proceeds further with its analysis of current internal controls. The Company, however, anticipates that it will have sufficient funds to pay for the increased compliance cost.

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

Furthermore, during the ownership of an asset, an asset impairment charge against the Company's earnings may result from the occurrence of unexpected adverse changes that impact the Company's estimates of expected cash flows generated from such asset.. The Company periodically reviews long-term assets for impairments, in particular, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds its fair value. The Company may be required to recognize asset impairment charges in the future as a result of a prolonged weak economic environment, challenging market conditions in the airline industry or events related to particular lessees, assets or asset types.

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

General Economic Conditions. The Company's business is dependent upon general economic conditions and the strength of the travel and transportation industry. The industry has experienced a severe cyclical downturn which began in 2001. There are signs that the industry is beginning to recover from the downturn, but it is unclear whether any recovery will be a sustained one. Any recovery could be stalled or reversed by any number of events or circumstances, including the global economy slipping back into recession, or specific events related to the air travel industry, such as further weakening of the air carrier or travel industries as a result of terrorist attacks, or an increase in operational or labor costs. Recent spikes in oil prices, if they persist, may have a negative effect on airline profits and increase the likelihood of weakening results for airlines that have not hedged aircraft fuel costs, and in the most extreme cases, may initiate or accelerate the failure of many already marginal carriers.

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

                           AEROCENTURY CORP.


Date:  November 14, 2005   By:    /s/ Toni M. Perazzo
                                  -------------------------------
                                  Toni M. Perazzo

                           Title: Senior Vice President-Finance and
                                  Chief Financial Officer