Form 10KSB
period 2005-12-31
AEROCENTURY CORP
filed 2006-03-13
CIK 1036848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
 [  X ]  Annual Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 For the fiscal year ended December 31, 2005
                                       OR
 [    ]  Transition Report Under Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         For the transition period from ____________ to ____________

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

                           Issuer's telephone number:
                                 (650) 340-1888

Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class             Name of Each Exchange on Which Registered
 Common Stock, $0.001 par value                 American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [   ]
Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under these sections.

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No  [ X ]

State Issuer's revenues for its most recent fiscal year:  $13,499,320

On March 10, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price as of March 9, 2006) was $4,506,693.

As of March 10, 2006, the Issuer had 1,543,257 shares of Common Stock outstanding.

Documents Incorporated by Reference: Part III of this Report on Form 10-KSB incorporates information by reference from the Registrant's Proxy Statement for its 2006 Annual Meeting to be filed on or about March 22, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

                                        2
                                     PART I
Forward-Looking Statements

This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements in this Annual Report other than statements of historical fact are "forward looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements.
Forward-looking statements include: (i) in Item 1 "Description of Business -- Business of the Company," statements regarding the Company's intent to achieve its business objective by reinvesting cash flow and obtaining short-term and long-term debt and/or equity financing; the Company's belief that it can purchase assets at an appropriate price and maintain an acceptable overall on-lease rate for the Company's assets; the Company's belief that it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies; (ii) in Item 1 "Description of Business -- Working Capital Needs," statements regarding the Company's belief that it has sufficient cash to fund expenses and provide excess cash flow; (iii) in Item 1 "Description of Business -- Competition," statements regarding the Company's belief that competition may increase if competitors who have traditionally neglected the regional air carrier market begin to focus on it; that the Company has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by the regional air carrier market; and that the Company also has a competitive advantage because JMC has developed a reputation as a global participant in the aircraft leasing market; (iv) in Item 5 "Market for Common Equity and Related Stockholder Matters -- Dividends," the Company's intention to refrain from declaring dividends in the foreseeable future; (v) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements regarding the Company's belief that it will continue to be in compliance with all covenants of its credit facility; and that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under the credit facility; (vi) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements regarding the Company's anticipation that two aircraft will go back on lease during the second quarter of 2006 and three additional aircraft coming off lease during the second quarter will have leases renewed; the Company's belief that an aircraft subject to special purpose financing will have its lease renewed by the lessee for an additional term; that replacement financing will be found to repay the current financing on the balloon payment date; and that if the replacement financing is not found, that the aircraft can be sold for a price in excess of the financing amount; (vii) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results," statements regarding the Company's belief that it will have sufficient cash to fund any required repayments under its credit facility caused by borrowing base limitations as a result of assets scheduled to come off lease in the near term; that it will have sufficient funds to pay increased Sarbanes-Oxley compliance costs; and the Company's anticipated acquisition of primarily used aircraft; and (viii) in Item 7 "Financial Statements -- Notes to Consolidated Financial Statements", statements regarding the Company's anticipation regarding delivery of a DHC-8 to a lessee in March 2006, and the completion of a sale transaction for a Shorts SD 3-60 aircraft in March 2006.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," including general economic conditions, particularly those that affect the financial status of the Company's customers, foreign regional passenger airlines; lack of unanticipated increases in interest rates; further disruptions to the air travel industry due to terrorist attacks; increasing jet fuel costs; the Company's ability to find additional debt or equity financing; the compliance of the Company's lessees with obligations under their respective leases; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.           Description of Business.

Business of the Company

AeroCentury Corp. ("AeroCentury"), a Delaware corporation, uses leveraged financing to acquire leased aircraft assets. AeroCentury was formed in 1997. Financial information for AeroCentury and its wholly-owned subsidiaries, AeroCentury Investments II LLC ("AeroCentury II LLC"), AeroCentury Investments IV LLC ("AeroCentury IV LLC") and AeroCentury Investments V LLC ("AeroCentury V LLC") (collectively, the "Company"), is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation. During the third quarter of 2005, the title to the aircraft which had been owned by AeroCentury IV LLC was transferred to AeroCentury and AeroCentury IV LLC was dissolved in the fourth quarter.

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

The Company's management fees are based upon the size of the asset pool. Other than the maintenance expense accrued when two aircraft were returned at lease end in 2005, the majority of the maintenance expense incurred by the Company during 2005 was either paid in cash during the year or will be paid during 2006. As the Company has continued to use acquisition debt financing under its revolving credit facility, which expires on October 31, 2007, interest expense has become an increasingly larger portion of the Company's expenses. However, each advance on the credit facility funds a portion of the acquisition of an asset subject to a lease, and the lease revenue expected to be received with respect to the asset is greater than the incremental increase in required interest payments arising from such advance. Professional fees are paid to third parties for expenses not covered by JMC under the Management Agreement. Insurance expense includes amounts paid for directors and officers insurance, as well as aircraft insurance for periods when an aircraft is off lease. So long as the Company succeeds in keeping the majority of its assets on lease and interest rates do not rise significantly and rapidly, the Company's cash flow should be sufficient to cover maintenance expenses, interest expense, management fees, professional fees and insurance and provide excess cash flow.

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

Dependence on Significant Customers

For the year ended December 31, 2005, the Company had three significant customers, which accounted for 34%, 14% and 12%, respectively, of lease revenue. Concentration of credit risk with respect to lease receivables will diminish in the future only if the Company is able to lease additional assets or re-lease assets currently on lease to significant customers to new customers.

Employees

Under the Company's management contract with JMC, JMC is responsible for all administration and management of the Company. Consequently, the Company does not have any employees.

Item 2.           Description of Property.

As of December 31, 2005, the Company did not own or lease any real property, plant or materially important physical properties. The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010. However, since the Company has no employees and the Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JMC, all office facilities are provided by JMC.

At December 31, 2005, the Company owned eleven deHavilland DHC-8s, three deHavilland DHC-6s, one Shorts SD 3-60, fourteen Fokker 50s, two Saab 340As, three Saab 340B and one turboprop engine.

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

Market Information

The Company's Common Stock has been traded on the AMEX since January 16, 1998. The following table sets forth the high and low sales prices reported on the AMEX for the Company's Common Stock for the periods indicated:

                 Period                       High        Low
------------------------------------------ ----------- ----------

Fiscal year ended December 31, 2005:
     Fourth Quarter ...................    $4.18       $2.90
     Third Quarter.....................     4.50        3.26
     Second Quarter....................     4.40        2.87
     First Quarter.....................     6.78        2.33
Fiscal year ended December 31, 2004:
     Fourth Quarter....................     3.20        2.41
     Third Quarter.....................     2.45        2.05
     Second Quarter....................     3.14        2.32
     First Quarter.....................     3.65        3.00

On March 9, 2006, the closing stock sale price on the AMEX was $3.78 per share.

Number of Security Holders

According to the Company's transfer agent, the Company had approximately 1,750 stockholders of record as of March 10, 2006. Because many shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

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

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements. The Company believes its most critical accounting policies include the following: Impairment of Long-lived Assets; Depreciation Policy, Maintenance Reserves and Accrued Costs; Revenue Recognition and Allowance for Doubtful Accounts; and Accounting for Income Taxes.

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

In 2005, the Company recorded an impairment charge of approximately $12,000 for one of its aircraft, based on the estimated net sales proceeds pursuant to an agreement to sell the aircraft. In accordance with its periodic review of its portfolio of assets for impairment, based on the Company's cash flow analysis and third party appraisals, the Company recorded no other provisions for impairment for its aircraft in 2005.

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

c.       Maintenance Reserves and Accrued Costs

Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying consolidated balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance accruals for each of its aircraft for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease, as well as the condition of the aircraft upon return or inspection. As a result of such review, if it is probable that the Company has incurred costs for maintenance in excess of amounts accrued, the Company records an expense for the additional required maintenance.

Significant management judgment is required in determining aircraft condition and estimating maintenance costs. Absent fixed price maintenance agreements, these costs cannot be determined until such work is completed. Because of the potential magnitude of maintenance costs, even slight changes in work scope may have a material impact on operating results.

With respect to estimated maintenance costs, the Company has found its accruals to be generally accurate. Nevertheless, the Company has incurred significant maintenance expense in connection with two aircraft which were returned before lease end during 2004 in a condition worse than required by the lease. Specifically, the Company incurred maintenance expense of approximately $442,000 and $363,000 in 2004 and 2005, respectively, in connection with these aircraft.

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

During 2003, in connection with a lessee's default, the Company recorded an increase to the allowance for doubtful accounts of $480,000. Based on payment histories, including this particular lessee's, the Company reversed a portion of the allowance twelve months later. However, based on subsequent experience and the Company's revised evaluation of the lessee's intention to make future payments, the Company increased the allowance back to $480,000 at December 31, 2004. During 2005, the Company obtained a default judgment against the lessee in the United States but, as a result of its evaluation of the cost/benefit of enforcing it abroad and determination that collection is unlikely, the Company wrote off the note on December 31, 2005.

During 2004, the former lessee of one of the Company's aircraft signed a note in the amount of approximately $625,000, to be paid in 18 monthly installments. The note was for rent and maintenance in excess of the security deposit held by the Company. The Company received all payments due through June 30, 2005. The Company had previously recorded a $250,000 allowance against the amount receivable. Upon receiving notice that the lessee had filed for reorganization, the Company recorded additional bad debt expense of approximately $88,000 during the second quarter of 2005 to fully reserve the balance of the note. The Company continued to monitor the lessee's reorganization proceedings, but determined that collection of any amounts due under the note is unlikely and, therefore, wrote off the note on December 31, 2005.

During 2005, the Company also recorded $79,000 of bad debt expense to fully reserve the amount of foreign taxes due from a former lessee, which has been recorded as other income, in 2005.

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

Results of Operations

a.       Revenues

Operating lease revenue was approximately $2,391,000 higher in 2005 versus 2004, primarily because of increased operating lease revenue from aircraft purchased beginning in April 2004. This increase, totaling approximately $4,024,000 was partially offset by decreases totaling $1,633,000, which were due primarily to the sale of a pool of turboprop engines in December 2004 as well as longer on-lease periods for certain aircraft in 2004 than 2005 and lower lease rates for several aircraft in 2005.

Loss on sale of aircraft and aircraft engines was approximately $48,000 for the year ended December 31, 2005 as a result of the sale of a deHavilland DHC-7 and a Shorts SD 3-60. The DHC-7 had been written down to its estimated net sale value at December 31, 2004; however, at the time of sale, the Company recognized an additional loss of approximately $60,000 incurred subsequent to December 31, 2004. The sale of the Shorts SD 3-60 resulted in a gain of approximately $12,000. Gain on sale of aircraft and aircraft engines was approximately $1,748,000 for the year ended December 31, 2004 as a result of the sale of a pool of twenty-four turboprop engines and the sale of an additional engine, which resulted in gains of approximately $1,727,000 and $172,000, respectively. These gains were partially offset by a $151,000 loss on sale of a deHavilland DHC-7 aircraft.

Other income was approximately $2,001,000 higher in 2005 than in 2004, primarily as a result of $1,902,000 of non-refundable maintenance reserves retained by the Company which were recorded as income at lease end. The Company also recorded income of approximately $79,000 for foreign taxes due from a former lessee. This receivable was fully reserved at December 31, 2005.

b.       Expense items

Depreciation was approximately $476,000 higher in 2005 versus 2004 and management fees, which are calculated on the net book value of the aircraft owned by the Company, were approximately $351,000 higher in 2005. These increases were primarily because of purchases of aircraft beginning in April 2004 and during 2005, the effect of which was partially offset by sales of assets in the fourth quarter of 2004 and in 2005.

Interest expense was approximately $1,064,000 higher in 2005 versus 2004 primarily as a result of higher market interest rates and a higher average principal balance in 2005 compared to 2004.

Maintenance expense was approximately $1,452,000 higher in 2005 compared to 2004. In 2005, the Company retained non-refundable maintenance reserves when two aircraft were returned to the Company at lease end and recorded such amounts as other income, discussed above. Based on the condition of the aircraft at the time of return, the Company accrued approximately $1,862,000 of maintenance expense for which the Company is responsible. In 2005, the Company also accrued approximately $442,000 of expense primarily to prepare two aircraft for re-lease. In 2004, the Company accrued $390,000 in connection with the early return of two aircraft, approximately $161,000 to prepare an aircraft for re-lease and $296,000 based on its periodic review of the adequacy of its maintenance accruals.

Professional fees and general and administrative expenses were approximately $85,000 lower in 2005 versus 2004, primarily because of lower legal fees related to the Company's leases in 2005.

The Company's insurance expense for off-lease aircraft and aircraft engines varies depending on the type of aircraft and engines insured during each period and the length of time each asset is insured. As a result of the combination of assets insured during each year and the length of time each was insured, insurance expense was approximately $24,000 higher in 2005 versus 2004.

During 2005, the Company recorded bad debt expense of approximately $88,000, to fully reserve the balance of a note receivable from the former lessee of one of the Company's aircraft, based on a notice received from the lessee that it had filed for reorganization, and $79,000 to fully reserve the amount of foreign taxes due from a former lessee which has been recorded as other income in 2005. During 2004, the Company recorded bad debt expense of approximately $147,000 for rent and reserves written off in connection with a lessee's early return of two aircraft.

In 2005, the Company recorded an impairment charge of approximately $12,000 for one of its aircraft, based on the estimated net sales proceeds pursuant to an agreement to sell the aircraft. During 2004, the Company recorded an impairment charge of approximately $463,000 for one of its aircraft, based on the Company's cash flow analysis and third party appraisals, as well as an impairment charge of approximately $193,000 for another aircraft, based on the estimated net sales proceeds pursuant to an agreement to sell the aircraft in early 2005.

The Company's effective tax rates for the years ended December 31, 2005 and 2004 were approximately 43% and 34%, respectively. The change in rate was primarily a result of the recognition of additional tax expense in connection with a lessee's non-payment of foreign taxes in a prior year. The Company's effective tax rate also increased as a result of recognition of tax expense related to adjustments to the tax basis of disposed assets and decreased as a result of recognition of tax benefits related to the reduced state tax rates.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings, special purpose financing and excess cash flow.

(a)      Credit facility

In November 2004, the Company's $50 million credit facility was renewed through October 31, 2005. In connection with the renewal, the LIBOR margin was set at 375 basis points through March 31, 2005, after which a margin of 275 to 375 basis points was determined by certain financial ratios. In November 2005, the Company's credit facility was renewed through October 31, 2007. In connection with the renewal, certain financial covenants were modified, including the applicable margin, which was revised to 275 to 325 basis points, determined by certain financial ratios.

During 2005, the Company repaid a total of $13,600,000 of the outstanding principal under its credit facility. As of December 31, 2005, the Company was in compliance with all covenants under its credit facility agreement, $49,996,000 was outstanding under the credit facility, and interest of $379,560 was accrued. The Company is currently in compliance with all covenants and, based on its current projections, the Company believes it will continue to be in compliance with all covenants of its credit facility, but there can be no assurance of such compliance. See "Factors That May Affect Future Results - 'Credit Facility Obligations' and 'Risks of Debt Financing'," below.

The Company's interest expense in connection with the credit facility generally moves up or down with prevailing interest rates, as the Company has not entered into any interest rate hedge transactions for the credit facility indebtedness. Because aircraft owners seeking financing generally can obtain financing through either leasing transactions or traditional secured debt financings, prevailing interest rates are a significant factor in determining market lease rates, and market lease rates generally move up or down with prevailing interest rates, assuming supply and demand of the desired equipment remain constant. However, because lease rates for the Company's assets typically are fixed under existing leases, the Company normally does not experience any positive or negative impact in revenue from changes in market lease rates due to interest rate changes until existing leases have terminated and new lease rates are set as the aircraft is re-leased.

(b) Special purpose financing

In September 2000, AeroCentury II LLC acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation in the amount of $3,575,000, due April 15, 2006, which bears interest at the rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provides for a six month remarketing period at the expiration or early termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is deferred to the end of that period. The balance of the note payable at December 31, 2005 was $1,630,900 and interest of $1,340 was accrued. The Company was in compliance with all covenants of this note obligation as of that date and is currently in compliance.

In November 2005, the Company refinanced two DHC-8 aircraft that were part of its credit facility collateral base, using bank financing separate from its credit facility. The aircraft were transferred to AeroCentury V LLC, a special purpose LLC, which borrowed $6,400,000, due November 10, 2008, which principal bears fixed interest at the rate 7.87%. The note is collateralized by the aircraft and the Company's interest in AeroCentury V LLC and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 22, 2008, interest only from April 22, 2008 until the maturity date, and a balloon principal payment due on the maturity date. The balance of the note payable at December 31, 2005 was $6,316,780 and interest of $12,430 was accrued. The Company was in compliance with all covenants of this note obligation as of that date and is currently in compliance.

The availability of special purpose financing in the future will depend on several factors including (1) the availability of funds to be used for the equity portion of the financing, (2) the type of asset being financed, (3) the creditworthiness of the underlying lessee and (4) continued compliance with certain of the Company's credit facility covenants. The availability of funds for the equity portion of the financing will be dependent on the Company's cash flow, as discussed in "Cash Flow," below.

(c)      Cash flow

The Company's primary source of revenue is lease rentals of its aircraft assets. It is the Company's policy to monitor each lessee's needs in periods before leases are due to expire. If it appears that a customer will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. The goal of this procedure is to reduce the time that an asset will be off lease. The Company's aircraft are subject to leases with varying expiration dates through November 2010.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its credit facility, based upon its estimates of future revenues and expenditures. The Company's expectations concerning such cash flows are based on existing lease terms and rents, as well as numerous estimates, including (i) rents on assets to be re-leased, (ii) sale proceeds of certain assets currently under lease, (iii) the cost and anticipated timing of maintenance to be performed and (iv) acquisition of additional aircraft and the lease thereof at favorable lease terms. While the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions. Among the more significant external factors outside the Company's control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company's profitability and causes the Company to violate covenants of its credit facility, requiring repayment of some or all of the amounts outstanding under its credit facility, (ii) lessee non-performance or non-compliance with lease obligations (which may affect credit facility collateral limitations as well as revenue and expenses) and (iii) an unexpected deterioration of demand for aircraft equipment.

(i)      Operating activities

The Company's cash flow from operations for the year ended December 31, 2005 versus 2004 increased by approximately $6,400,000. The change in cash flow is a result of changes in several cash flow items during the period, including principally the following:

         Lease rents, maintenance reserves and security deposits

Payments received from lessees for rent were approximately $2,268,000 higher in the year ended December 31, 2005 versus 2004, due primarily to the effect of increased lease revenue from aircraft purchased beginning in April 2004 and during 2005, which was partially offset by the effect of lower lease rates for several aircraft in 2005. In addition, the Company received approximately $210,000 more of cash payments for deferred rent during 2005 compared to 2004. Although increased demand generally in the turboprop market has caused lease rates to stabilize and, in some cases, rise, it cannot be predicted that rental rates on aircraft to be re-leased will not decline, so that, absent additional acquisitions by the Company, aggregate lease revenues for the current portfolio could decline over the long term.

Payments received from lessees for maintenance reserves increased by approximately $793,000 in 2005 versus 2004, reflecting principally an increase in the number of aircraft owned by the Company, an increase in usage by lessees, and reserves received from the sellers of the aircraft purchased by the Company during the year.

Security deposits received increased by approximately $1,013,000 in 2005 versus 2004, primarily because of the cash deposits received in connection with acquisitions of aircraft in 2005, net of deposits refunded to lessees at lease expiration or applied to past due amounts.

         Expenditures for maintenance

Expenditures for maintenance were approximately $1,141,000 lower in 2005 versus 2004 primarily as a result of higher payments during 2004 for maintenance performed to ready two of the Company's aircraft for remarketing. The amount of expenditures for maintenance in future periods will be dependent on the amount and timing of maintenance paid from lessee maintenance reserves held by the Company and the off-lease status of the Company's aircraft.

         Expenditures for interest

Expenditures for interest expense increased by approximately $1,134,000 in the year ended December 31, 2005 versus 2004, primarily as a result of higher average interest rates and a higher average principal balance in 2005. Interest expenditures in future periods will be a product of prevailing interest rates and the outstanding principal balance on financings, which may be influenced by future acquisitions and/or required repayments resulting from changes in the collateral base.

         Expenditures for management fees

Expenditures for management fees increased by approximately $260,000 in 2005 versus 2004, as a result of aircraft purchases since April 2004.

         Expenditures for professional fees and general and administrative expenses

Expenditures for professional fees and general and administrative expenses decreased by approximately $192,000 in 2005 versus 2004, primarily as a result of lower legal expenses.

         Expenditures for prepaid expenses

Expenditures for prepaid expenses increased by approximately $518,000 in 2005 versus 2004 primarily as a result of deposits paid for equipment to be installed on several of the Company's aircraft.

         Income taxes

Income tax payments were approximately $1,864,000 higher in 2005 compared to 2004 as a result of the 2005 payment of the 2004 tax expense. The 2005 higher tax payment resulted from the gain on sale of a pool of twenty-four turboprop engines in late 2004.

(ii)     Investing activities

The increase in cash flow used by investing activities in 2005 versus 2004 was primarily due to the purchase of aircraft with a combined higher total purchase price in 2005 than in 2004, the effect of which was partially offset by the sale of three aircraft in 2005 and the receipt of sales proceeds in early 2005 from a sale of a pool of turboprop engines in the fourth quarter of 2004.

(iii)    Financing activities

The Company borrowed approximately $8,491,000 more in 2005 versus 2004 for aircraft financing and repaid approximately $6,613,000 more of its outstanding debt in 2005. In 2005, the Company's borrowings included $6,400,000 for the refinancing of two aircraft and repayments included $5,000,000 which was repaid from the refinancing proceeds.

Outlook

The Company's future growth will depend on the availability of additional financing for acquisitions of leased assets which, due to rising interest rates, will need to be leased at increased rental rates to offset the anticipated decreased lease rates resulting from future re-leases of the Company's current portfolio. The Company is continuing to pursue additional sources of acquisition financing.

The Company currently has two aircraft and one turboprop engine off lease. The Company is seeking remarketing opportunities for the off-lease assets, and anticipates these aircraft going back on-lease during the second quarter of 2006. Three additional aircraft have lease terms expiring in the second quarter of 2006, all of which the Company expects will be renewed. If, however, any of these leases is not renewed, the Company may be required to make principal repayments under its credit facility due to collateral base covenant restrictions. See "Factors that May Affect Future Results - Credit Facility Obligations" below.]

The Company owns one deHavilland DHC-8 aircraft that is held in a special purpose subsidiary entity and financed by a lender separate from the credit facility. The financing balloon principal payment is due and payable in full in April 2006, but the financing provides for a six month remarketing period at the expiration or early termination of the lease. Payments due on the financing are reduced during this period and the balloon payment is deferred to the end of the six month period. The Company anticipates that the aircraft lease will be renewed for an additional term, and that it will be able to find replacement financing for the aircraft by the balloon payment due date, so that the aircraft can continue to be leased and held a special purpose subsidiary. If the Company is unable to find such replacement financing, the Company anticipates that it will be able to sell the aircraft for a price in excess of the repayment amount of the financing.

The Company continually monitors the financial condition of its lessees to prevent unanticipated creditworthiness issues, and where necessary, works with lessees to remind them of, and ensure continued compliance with, both monetary and non-monetary obligations under their respective leases. Currently, the Company is closely monitoring the performance of two lessees with a total of three aircraft under lease. The Company continues to work closely with these lessees to ensure compliance with their current obligations. During 2005, the Company incurred bad debt expense related to amounts owed by two former lessees. This expense materially affected the Company's financial performance. If any of the Company's current lessees are unable to meet their lease obligations, the Company's future results could be materially impacted. Any weakening in the aircraft industry may also affect the performance of lessees that currently appear to the Company to be creditworthy. See "Factors that May Affect Future Results - General Economic Conditions," below.

Factors that May Affect Future Results

Credit Facility Obligations. The Company is obligated to make repayment of principal under the credit facility in order to maintain certain debt ratios with respect to its assets in the borrowing base. Assets that come off lease and remain off-lease for a period of time are removed from the borrowing base. The Company believes it will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term. The Company's belief is based on certain assumptions regarding renewal of existing leases, a lack of extraordinary interest rate increases, continuing profitability, no lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that the Company's assumptions will prove to be correct. If the assumptions are incorrect (for example, if an asset in the collateral base unexpectedly goes off lease for an extended period of time) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to mitigate the situation, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with covenants or face default on its credit facility.

Concentration of Lessees and Aircraft Type. Currently, the Company's five largest customers are located in Taiwan, the Caribbean (two customers), Norway and Sweden, and currently account for approximately 13%, 12%, 10%, 12% and 11%, respectively, of the Company's monthly lease revenue. A lease default by or collection problems with one of these customers could have a disproportionate negative impact on the Company's financial results, and therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk will diminish in the future only if the Company is able to lease additional assets to new lessees.

The acquisition of eight Fokker 50 aircraft and six DHC-8 aircraft in 2004 and 2005 made these two aircraft types the dominant aircraft types in the portfolio, constituting 14 and 11, respectively, of the 34 aircraft and representing 38% and 49%, respectively, based on book value. As a result, a change in the desirability and availability of either or both of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately large impact on the Company's portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of additional Fokker 50 or DHC-8 aircraft will increase the Company's risks related to its concentration of those aircraft types.

Risks of Debt Financing. The Company's use of acquisition financing under its credit facility and its special purpose financings subject the Company to increased risks of leveraging. If, due to a lessee default, the Company is unable to repay the debt secured by the aircraft acquired, then the Company could lose title to the acquired aircraft in a foreclosure proceeding. With respect to the credit facility, the loans are secured by the Company's existing assets as well as the specific assets acquired with each financing. In addition to payment obligations, the credit facility also requires the Company to comply with certain financial covenants, including a requirement of positive annual earnings, interest coverage and net worth ratios. Any default under the credit facility, if not waived by the lenders, could result in foreclosure upon not only the asset acquired using such financing, but also the existing assets of the Company securing the loan. It is possible that subordinated debt may be issued by the Company to fund acquisitions if the credit facility is not increased. Such financing may have separate, more restrictive covenants, and may magnify the adverse consequences of a lessee default.

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

Need for Additional Financing. As the Company's credit facility is fully drawn, in order to continue increasing its asset base, it will require an increase of the credit facility and/or additional debt financing. The Company is currently actively seeking financing, but there is no assurance that it will be able to obtain such financing on terms that are acceptable to the Company. In the absence of such financing, the Company will likely be able to meet its short-term cash flow needs, but over the long term, its revenues will decrease consistently as assets age and lease rates decrease.

Increased Compliance Costs. Due to new Sarbanes-Oxley Act of 2002 requirements applicable to the Company for the year ending December 31, 2007 relating to internal controls and auditors' responsibilities to review and opine on those controls, the Company anticipates that the fees and expenses in connection with audit services are likely to significantly increase beginning in the second half of 2006. The increase will generally arise from increased auditor responsibilities as well as an increased scope of examination of the Company which will broaden to include the Company's internal controls. Audit fees are expected to increase significantly and there may be additional costs arising from mandated testing of internal controls that will begin to take place in late 2006 and will be required to be performed on a continual basis thereafter. The exact amount of these costs can only be determined as the Company proceeds further with its analysis of current internal controls. The Company, however, anticipates that it will have sufficient funds to pay for the increased compliance cost.

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

Risks Related to Regional Air Carriers. Because the Company has concentrated its existing leases, and intends to concentrate on future leases, to regional air carriers, it is subject to additional risks. Some of the lessees in the regional air carrier market are companies that are start-up, low capital, low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. These types of lessees result in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy. The Company evaluates the credit risk of each lessee carefully, and attempts to obtain a third party guaranty, letters of credit or other credit enhancements, if it deems them necessary. There is no assurance, however, that such enhancements will be available or that if obtained they will fully protect the Company from losses resulting from a lessee default or bankruptcy. Also, a significant area of growth of this market is in areas outside of the United States, where collection and enforcement are often more difficult and complicated than in the United States. During 2005, the Company incurred bad debt expense related to amounts owed by two former lessees. This expense materially affected the Company's financial performance. If any of the Company's current lessees are unable to meet their lease obligations, the Company's future results could be materially impacted.

Reliance on JMC. All management of the Company is performed by JMC under a management agreement which is in the ninth year of a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Company's Board of Directors has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company's relationship with JMC and the performance of JMC's obligations to the Company under the management agreement, as it would have for any third party service provider to the Company. While JMC may not owe any fiduciary duties to the Company by virtue of the management agreement, the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices with the Company. In addition, certain officers of the Company hold significant ownership positions in the Company and JHC, the parent company of JMC.

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

Furthermore, an asset impairment charge against the Company's earnings may result from the occurrence of unexpected adverse changes that impact the Company's estimates of expected cash flows generated from such asset.. The Company periodically reviews long-term assets for impairments, in particular, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds its fair value. The Company may be required to recognize asset impairment charges in the future as a result of a prolonged weak economic environment, challenging market conditions in the airline industry or events related to particular lessees, assets or asset types.

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

Item 7.           Financial Statements.

(a)               Financial Statements and Schedules

         (1) Financial statements for the Company:

                           Report of Independent Registered Accounting Firm,
                              PricewaterhouseCoopers LLP
                           Consolidated Balance Sheet as of December 31, 2005
                           Consolidated Statements of Operations for the Years Ended December 31, 2005
                             and 2004
                           Consolidated Statements of Stockholders' Equity for the Years Ended
                              December 31, 2005 and 2004
                           Consolidated Statements of Cash Flows for the Years Ended
                              December 31, 2005 and 2004
                           Notes to Consolidated Financial Statements

         (2) Schedules:

                  All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

                Report of Independent Registered Accounting Firm




To the Stockholders of AeroCentury Corp.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of AeroCentury Corp. and subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


San Francisco, California
March 7, 2006

                                                  AeroCentury Corp.
                                              Consolidated Balance Sheet


                                                        ASSETS
                                                                                                      December 31,
                                                                                                          2005

 Assets:
    Cash and cash equivalents                                                                         $      618,910
    Accounts receivable, net of allowance for doubtful accounts of $79,420                                 1,128,280
    Aircraft and aircraft engines held for lease,
       net of accumulated depreciation of $17,422,780                                                     93,763,250
    Prepaid expenses and other                                                                             1,036,260
                                                                                                       -------------

 Total assets                                                                                         $   96,546,700
                                                                                                       =============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
    Accounts payable and accrued expenses                                                             $    1,174,790
    Notes payable and accrued interest                                                                    58,337,010
    Maintenance reserves and accrued costs                                                                13,367,730
    Security deposits                                                                                      3,124,910
    Prepaid rent                                                                                             447,060
    Deferred taxes                                                                                         1,057,310
    Taxes payable                                                                                             47,800
                                                                                                       -------------

 Total liabilities                                                                                        77,556,610
                                                                                                       -------------
 Stockholders' equity:
    Preferred stock, $.001 par value, 2,000,000 shares
       authorized, no shares issued and outstanding                                                                -
    Common stock, $.001 par value, 3,000,000 shares
       authorized, 1,606,557 shares issued and outstanding                                                     1,610
    Paid in capital                                                                                       13,821,200
    Retained earnings                                                                                      5,671,350
                                                                                                       -------------
                                                                                                          19,494,160
    Treasury stock at cost, 63,300 shares                                                                  (504,070)
                                                                                                       -------------

 Total stockholders' equity                                                                               18,990,090
                                                                                                       -------------

                                                                                                      $   96,546,700
                                                                                                       =============

 The accompanying notes are an integral part of these statements.

                                             AeroCentury Corp.
                                   Consolidated Statements of Operations

                                                                               For the Years
                                                                             Ended December 31,
                                                                          2005                     2004
                                                                         ------                   ------
Revenues:

   Operating lease revenue                                        $       11,386,950    $        8,995,720
   (Loss)/gain on sale of aircraft and aircraft engines                     (48,130)             1,748,140
   Other income                                                            2,160,500               159,980
                                                                   -----------------     -----------------

                                                                          13,499,320            10,903,840
                                                                   -----------------     -----------------
Expenses:
   Depreciation                                                            4,030,950             3,554,620
   Interest                                                                3,484,970             2,420,580
   Management fees                                                         2,339,750             1,988,290
   Maintenance                                                             2,298,750               846,660
   Professional fees and general and administrative                          497,570               582,870
   Insurance                                                                 328,600               304,450
   Bad debt expense                                                          167,520               146,750
   Provision for impairment in value of aircraft                              12,180               656,650
                                                                   -----------------     -----------------

                                                                          13,160,290            10,500,870
                                                                   -----------------     -----------------

Income before taxes                                                          339,030               402,970

Tax provision                                                                146,120               136,600
                                                                   -----------------     -----------------

Net income                                                        $          192,910    $          266,370
                                                                   =================     =================

Weighted average common shares outstanding                                 1,543,257             1,543,257
                                                                   =================     =================

Earnings per share                                                $             0.13    $             0.17
                                                                   =================     =================

The accompanying notes are an integral part of these statements.


                                               AeroCentury Corp.
                                Consolidated Statements of Stockholders' Equity
                                 For the Years Ended December 31, 2005 and 2004

                              Common            Paid-in           Retained        Treasury
                               Stock            Capital           Earnings          Stock             Total
                           ---------------   -------------     -------------     ---------      ---------------


Balance,
  December 31, 2003        $       1,610    $   13,821,200    $   5,212,070     $   (504,070)    $  18,530,810

Net income                             -                 -          266,370                 -          266,370
                            ------------     -------------     ------------      ------------     ------------

Balance,
  December 31, 2004                1,610        13,821,200        5,478,440         (504,070)       18,797,180

Net income                             -                 -          192,910                 -          192,910
                            ------------     -------------     ------------      ------------     ------------

Balance,
  December 31, 2005        $       1,610    $   13,821,200    $   5,671,350     $   (504,070)    $  18,990,090
                            ============     =============     ============      ============     ============


The accompanying notes are an integral part of these statements.

                                             AeroCentury Corp.
                                   Consolidated Statements of Cash Flows

                                                                                For the Years Ended
                                                                                   December 31,
                                                                                 2005           2004
                                                                                -----           ----

Operating activities:
   Net income                                                              $     192,910     $     266,370
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Loss/(gain) on sale of aircraft and aircraft engines                     48,130       (1,748,140)
       Depreciation                                                            4,030,950         3,554,620
         Provision for impairment in value of aircraft                            12,180           656,650
         Deferred taxes                                                         (40,270)       (1,686,870)
         Change in operating assets and liabilities:
             Accounts receivable                                                (84,920)       (5,095,550)
              Reversal of allowance on note receivable                           (3,610)          (10,750)
              Prepaid expenses and other                                       (626,390)           289,590
              Accounts payable and accrued expenses                              511,980           383,730
              Accrued interest on notes payable                                  104,420           131,310
              Maintenance reserves and accrued costs                           3,075,210         1,556,460
              Security deposits                                                1,349,620           343,740
              Prepaid rent                                                        42,130           206,170
              Unearned income                                                    (2,590)             2,590
              Taxes payable                                                  (1,655,910)         1,703,710
                                                                            ------------       -----------
Net cash provided by operating activities                                      6,953,840           553,630
                                                                            ------------       -----------

Investing activities:
   Payments received on note receivable                                          210,080            90,950
   Issuance of note receivable                                                         -         (374,790)
   Proceeds from disposal of assets                                            9,034,650         7,320,660
   Purchase of aircraft and aircraft engines                                (27,226,270)      (22,000,550)
                                                                            ------------       -----------
Net cash used by investing activities                                       (17,981,540)      (14,963,730)
                                                                            ------------       -----------

Financing activities:
   Issuance of notes payable                                                  23,191,000        14,700,000
   Repayment of notes payable                                               (13,948,020)       (7,334,900)
                                                                            ------------       -----------
Net cash provided by financing activities                                      9,242,980         7,365,100
                                                                            ------------       -----------

Net decrease in cash and cash equivalents                                    (1,784,720)       (7,045,000)

Cash and cash equivalents, beginning of period                                 2,403,630         9,448,630
                                                                            ------------       -----------

Cash and cash equivalents, end of period                                   $    618,910      $   2,403,630
                                                                            ============       ===========

During the years ended December 31, 2005 and 2004, the Company paid interest totaling $3,423,910 and $2,289,530, respectively, and income taxes totaling $1,865,380 and $1,080, respectively.

The accompanying notes are an integral part of these statements.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

1.       Organization and Summary of Significant Accounting Policies

(a)      Basis of Presentation

         AeroCentury Corp. ("AeroCentury"), a Delaware corporation, uses leveraged financing to acquire leased aircraft assets. The Company purchases used regional aircraft on lease to foreign and domestic regional carriers. Financial information for AeroCentury and its wholly-owned subsidiaries, AeroCentury Investments II LLC ("AeroCentury II LLC"), AeroCentury Investments IV LLC ("AeroCentury IV LLC") and AeroCentury Investments V LLC ("AeroCentury V LLC") (collectively, the "Company"), is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation. During the third quarter of 2005, the title to the aircraft which had been owned by AeroCentury IV LLC was transferred to AeroCentury and AeroCentury IV LLC was dissolved in the fourth quarter.

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

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

1. Organization and Summary of Significant Accounting Policies (continued)

(e)      Loan Commitment and Related Fees

         To the extent that the Company is required to pay loan commitment fees and legal fees in order to secure debt, such fees are amortized over the life of the related loan.

(f)      Maintenance Reserves and Accrued Costs

         Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees. The accompanying consolidated balance sheet reflects liabilities for maintenance reserves and accrued costs, which include refundable and non-refundable maintenance payments received from lessees. At December 31, 2005, the Company's maintenance accruals consisted of the following:

         Refundable maintenance reserves                               $     542,610
         Non-refundable maintenance reserves                               9,474,690
         Accrued costs                                                     3,350,430
                                                                        ------------
                                                                       $  13,367,730
                                                                        ============

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

         When an aircraft is sold, any remaining accrual is reversed and included in the Company's gain or loss on sale calculation. During the years ended December 31, 2005 and 2004, $636,540 and $475,010, respectively, of excess accruals were so included.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

1. Organization and Summary of Significant Accounting Policies (continued)

(f) Maintenance Reserves and Accrued Costs (continued)

         Additions to and deductions from the Company's accruals during the years ended December 31, 2005 and 2004 for maintenance work were as follows:

                                                                        For the Years Ended December 31,
                                                                              2005                  2004
                                                                           ---------              --------
Additions:
     Charged to expense                                                $   2,303,800         $     886,670
     Charged to other -
         Amounts for uncollected maintenance reserves                              -                52,260
         Reclassification of reserves collected from lessees
           to the Company's own liability account                            100,880               310,030
                                                                        ------------          ------------
                                                                           2,404,680             1,248,960
                                                                        ------------          ------------

Deductions:
     Paid for previously accrued maintenance                                 680,470             2,101,880
     Reversals of over-accrued maintenance                                    33,760                     -
     Included in (loss)/gain on sale of aircraft and aircraft engines        636,540               475,010
                                                                        ------------          ------------
                                                                           1,350,770             2,576,890
                                                                        ------------          ------------

Net increase/(decrease) in accrued maintenance costs,
  in excess of amounts received under the leases                           1,053,910           (1,327,930)

Balance, beginning of period                                               2,296,520             3,624,450
                                                                        ------------          ------------

Balance, end of period                                                 $   3,350,430         $   2,296,520
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

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

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

(k)      Comprehensive Income

         The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of operations. As a result, comprehensive income equals net income for the years ended December 31, 2005 and 2004.

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

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

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

         SFAS 153, Exchanges of Nonmonetary Assets, addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 had no effect on the Company's consolidated financial condition or results of operations.

         In March 2005, the FASB issued interpretation FIN No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is applicable to fiscal years ending after December 15, 2005. Because FIN 47 retains the fundamental provisions of SFAS 143, the adoption of FIN 47 is not expected to have a material effect on the Company's consolidated financial condition or results of operations.

(m)      Reclassifications

         Certain prior year amounts within the footnotes have been reclassified to conform to the current year presentation.

2.       Aircraft and Aircraft Engines Held for Lease

         At December 31, 2005, the Company owned eleven deHavilland DHC-8s, three deHavilland DHC-6s, one Shorts SD 3-60, fourteen Fokker 50s, two Saab 340As, three Saab 340B and one turboprop engine which are held for lease. During 2005, the Company acquired three DHC-8 aircraft with lease terms of 36 months, a Saab 340B aircraft with a lease term of 45 months, two Saab 340B aircraft with lease terms of 60 months and four Fokker 50 aircraft with lease terms of 48 months. The Company sold a deHavilland DHC-7 aircraft, which resulted in a loss of approximately $60,000, a Fairchild Metro III aircraft, which had been written down to its net sale value during the year and, therefore, resulted in no gain or loss at the time of sale, and a Shorts SD 3-60 aircraft, which resulted in a gain of approximately $12,000. The Company also extended the leases for several of its aircraft. Two deHavilland DHC-8 aircraft were returned at lease end in the fourth quarter of 2005, one of which was re-leased in the same period. As discussed in Note 10, the second deHavilland DHC-8 aircraft was re-leased in January 2006 and a sales agreement was signed for the Company's Shorts SD 3-60 aircraft in March 2006.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

2. Aircraft and Aircraft Engines Held for Lease (continued)

         At December 31, 2005, the Company's two Saab 340A aircraft and one spare turboprop engine were off lease. The aircraft are undergoing maintenance and the Company is seeking re-lease or sale opportunities for the off-lease assets.

         In accordance with its periodic review of its portfolio of assets for impairment, based on the Company's cash flow analysis and third party appraisals, the Company recorded no provisions for impairment for its aircraft in 2005.

3.       Operating Segments

         The Company operates in one business segment, leasing of regional aircraft to regional airlines, primarily foreign, and therefore does not present separate segment information for lines of business.

         Approximately 1% and 10% of the Company's operating lease revenue was derived from lessees domiciled in the United States during 2005 and 2004, respectively. All revenues relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

         The tables below set forth geographic information about the Company's operating leased aircraft equipment, grouped by domicile of the lessee:

                                                                                Operating Lease Revenue for the
                                                                                   Years Ended December 31,
                                                                                    2005                2004
                                                                                   ------              ------


              Asia                                                           $      5,593,300    $     3,703,150
              Europe and United Kingdom                                             3,679,520          2,577,450
              Caribbean                                                             1,503,420          1,180,780
              South America                                                           495,860            490,510
              United States and Canada                                                 71,100          1,043,830
              Africa                                                                   43,750                  -
                                                                              ---------------     --------------
                                                                             $     11,386,950    $     8,995,720
                                                                              ===============     ==============

                                                                          Net Book Value at
                                                                              December 31,
                                                                                  2005
                                                                                  ----

              Europe and United Kingdom                                      $     34,605,200
              Asia                                                                 33,837,460
              Caribbean                                                            10,910,390
              South America                                                         4,306,250
              Off lease                                                             4,101,670
              United States and Canada                                              3,119,510
              Africa                                                                2,882,770
                                                                              ---------------
                                                                             $     93,763,250
                                                                              ===============


                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

4.       Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables. The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

         For the year ended December 31, 2005, the Company had three significant customers, which accounted for 34%, 14% and 12%, respectively, of lease revenue. For the year ended December 31, 2004, the Company had four significant customers, which accounted for 24%, 16%, 11% and 10%, respectively, of lease revenue.

         At December 31, 2005, the Company had significant receivables from four lessees, which accounted for 38%, 17%, 13% and 13%, respectively, of the Company's total receivables.

         During 2005, the Company recorded a receivable of approximately $79,000 for foreign taxes due from a former lessee. This receivable was fully reserved at December 31, 2005.

         As of December 31, 2005, minimum future operating lease revenue payments receivable under noncancelable leases were as follows:



Year
----
2006                       $     12,340,360
2007                             10,810,910
2008                              5,720,260
2009                              2,863,440
2010                                567,000
                            ---------------
                           $     32,301,970
                            ===============

5.       Notes Receivable

         In connection with a lease default during the third quarter of 2003, a former lessee made all payments due on a $480,000 note through December 31, 2004 but, as a result of a late payment and subsequent non-payment, and the Company's evaluation of the debtor's intention to make future payments, the Company fully reserved the note balance of $370,090. During 2005, the Company obtained a default judgment against the lessee in the United States but, as a result of its evaluation of the cost/benefit of enforcing it abroad and determination that collection is unlikely, the Company wrote off the note on December 31, 2005.

         During 2004, the former lessee of one of the Company's aircraft signed a note for rent and maintenance in excess of its security deposit in the amount of approximately $625,000, to be paid in 18 monthly installments. The Company received all payments due through June 30, 2005. The Company had previously recorded a $250,000 allowance against the amount receivable. Upon receiving notice that the lessee had filed for reorganization, the Company recorded additional bad debt expense of $88,110 during the second quarter of 2005 to fully reserve the note balance. The Company continued to monitor the lessee's reorganization proceedings, but determined that collection of any amounts due under the note is unlikely and, therefore, wrote off the note on December 31, 2005.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

6.       Notes Payable and Accrued Interest

(a)      Credit facility

         In 2004, the Company's credit facility was renewed through October 31, 2005. In connection with the renewal, the LIBOR margin was set at 375 basis points through March 2005, after which a margin of 275 to 375 basis points is determined by certain financial ratios.

         In November 2005, the Company's credit facility was renewed through October 31, 2007. In connection with the renewal, certain financial covenants were modified, including the applicable margin, which was revised to a range of 275 to 325 basis points, determined by certain financial ratios.

         During 2005, the Company repaid a total of $13,600,000 of the outstanding principal under its credit facility. As of December 31, 2005, the Company was in compliance with all covenants under its credit facility agreement, $49,996,000 was outstanding under the credit facility, and interest of $379,560 was accrued.

(b) Special purpose financing

         In September 2000, AeroCentury II LLC acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation in the amount of $3,575,000, due April 15, 2006, which bears interest at the rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provides for a six month remarketing period at the expiration or early termination of the lease. Payments due on the financing are reduced during this remarketing period and the balloon principal payment is deferred to the end of that period. The balance of the note payable at December 31, 2005 was $1,630,900 and interest of $1,340 was accrued. As of December 31, 2005, the Company was in compliance with all covenants of this note obligation.

         In November 2005, the Company refinanced two DHC-8 aircraft that had been part of the collateral base for its credit facility. The financing was provided by a separate bank and was provided to a special purpose subsidiary to which the aircraft were transferred. The financing resulted in a note obligation in the amount of $6,400,000, due November 10, 2008, which bears interest at the rate 7.87%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 22, 2008, interest only from April 22, 2008 until the maturity date, and a balloon principal payment due on the maturity date. The balance of the note payable at December 31, 2005 was $6,316,780 and interest of $12,430 was accrued. As of December 31, 2005, the Company was in compliance with all covenants of this note obligation.

7.       Stockholder Rights Plan

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

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

8.       Income Taxes

         The items comprising income tax expense are as follows:

                                                                               For the Years Ended December 31,
                                                                                    2005                2004
                                                                                   ------              ------
         Current tax provision:
              Federal                                                        $        184,030    $     1,725,900
              State                                                                     2,360             97,570
                                                                              ---------------     --------------
              Current tax provision                                                   186,390          1,823,470
                                                                              ---------------     --------------

         Deferred tax benefit:
              Federal                                                                 (9,210)        (1,622,060)
              State                                                                  (31,060)           (64,810)
                                                                              ---------------     --------------
              Deferred tax benefit                                                   (40,270)        (1,686,870)
                                                                              ---------------     --------------
         Total provision for income taxes                                    $        146,120    $       136,600
                                                                              ===============     ==============

         Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                               For the Years Ended December 31,
                                                                                    2005                2004
                                                                                   ------              ------
         Income tax provision at statutory federal income tax rate           $        115,270    $       137,010
         State tax provision, net of federal benefit                                      120              4,960
         Federal tax adjustment                                                        47,600                  -
         Tax rate differences                                                        (29,230)            (5,370)
         Other                                                                         12,360                  -
                                                                              ---------------     --------------
         Total income tax provision                                          $        146,120    $       136,600
                                                                              ===============     ==============

         The tax expense related to the federal tax adjustment resulted from the recognition of additional tax expense in connection with a former lessee's non-payment of foreign taxes. As a result of the recognition of additional tax expense, the Company's effective tax rate increased.

         Tax rate differences resulted from a decrease in the Company's effective state tax rates due to changes in state apportionment percentages.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

8.       Income Taxes (continued)

         Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2005 are as follows:

         Deferred tax assets:
              Deferred maintenance                                           $      1,578,560
              Maintenance reserves                                                  2,774,130
              Prepaid rent and other                                                  154,160
                                                                              ---------------
                  Deferred tax assets                                               4,506,850
         Deferred tax liabilities:
              Depreciation on aircraft and aircraft engines                       (5,427,360)
              Other                                                                 (136,800)
                                                                              ---------------

                  Net deferred tax liabilities                               $    (1,057,310)
                                                                              ===============

         No valuation allowance is deemed necessary, as the Company has concluded that, based on an assessment of all available evidence, it is more likely than not that future taxable income will be sufficient to realize the tax benefits of all the deferred tax assets on the balance sheet.

9.       Related Party Transactions

         The Company has no employees. Its portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company's assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $2,339,750 and $1,988,290 during the years ended December 31, 2005 and 2004, respectively. The Company incurred acquisition fees totaling $954,900 and $800,000, payable to JMC, during 2005 and 2004, respectively. The Company recorded remarketing fees totaling $73,250 and $275,500 to JMC in connection with the sale of aircraft in 2005 and 2004, respectively.

                                AeroCentury Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

10.      Subsequent Events

         In January 2006, pursuant to a lessee extension option, the Company extended the lease for one of its Fokker 50 aircraft for 18 months.

         In January 2006, the Company signed 36-month leases with a regional carrier in the Caribbean for two of its deHavilland DHC-8 aircraft, one of which was returned at lease end in December 2005 and the other of which is expected to be returned at lease end in March 2006. One aircraft was delivered to the lessee in January 2006 and the other is scheduled for delivery in March 2006.

         In February 2006, another of the Company's deHavilland DHC-8 aircraft was returned at lease end. The Company has a signed term sheet to re-lease the aircraft to a current customer and delivery is expected to occur in March 2006.

         In March 2006, the Company agreed to the early termination of the lease for its Shorts SD 3-60 aircraft in exchange for the receipt of all amounts due from the lessee through the termination date. The Company has signed an agreement to sell the aircraft and expects to complete the transaction in March 2006 at a gain of approximately $350,000.

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

Item 8B. Other Information.

None.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

Information relating to our board of directors and executive officers, including the independence of the audit committee and audit committee financial expert, will be incorporated by reference from the Company's definitive proxy statement ("the "2006 Proxy Statement") for its annual stockholders' meeting to be held on April 27, 2006 in the section entitled "Information Regarding the Company's Directors and Officers."

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

Item 10.          Executive Compensation.

Incorporated by reference to the section of the 2006 Proxy Statement entitled "Information Regarding the Company's Directors and Officers -- Employee Compensation."

Item 11. Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters.

Incorporated by reference to the section of the 2006 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

Item 12. Certain Relationships and Related Transactions.

Incorporated by reference to the section of the 2006 Proxy Statement entitled "Related Party Transactions."

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

                  4.1      Reference is made to Exhibit 3.5.

                  *10.1    Employment Agreement between the Company and
                           Neal D. Crispin, dated April 24, 2003, incorporated by reference to Exhibit 10.1 to the Report on Form
                           10-KSB for the fiscal year ended December 31, 2003.

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

                  10.6     Certificate of Designation of the Company dated
                           April 15, 1998,  incorporated by reference to exhibit
                           3.2 toReport on Form 10-KSB for the fiscal year ended
                           December 31, 1998.

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

                  10.10    Third Amendment to Amended and Restated Credit
                           Agreement between National City Bank, as agent, and California Bank & Trust and Bank of the West,
                           Successor in Interest to United California Bank, formerly known as Sanwa Bank California, dated June
                           28, 2003, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2003.

                  10.11    Fourth Amendment to Amended and Restated Credit
                           Agreement between National City Bank, as agent, and California Bank & Trust, dated August 28, 2003, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2003.

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

                  * 10.18  Form of Employment Agreement between the Company and
                           Marc J. Anderson dated December 19, 2005.

                  10.19    Tenth Amendment to Amended and Restated Credit
                           Agreement between the Company, National City Bank, as
                           agent, and National City Bank, California Bank &
                           Trust California Bank & Trust and First Bank dba
                           First Bank & Trust, as lenders, dated October 31,
                           2005

                  10.20    Eleventh Amendment to Amended and Restated Credit
                           Agreement between the Company, National City Bank, as agent, and National City Bank, California Bank &
                           Trust California Bank & Trust and First Bank dba
                           First Bank & Trust, as lenders, dated November 9,
                           2005, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2005.

                  10.21    Twelfth Amendment to Amended and Restated Credit
                           Agreement between the Company, National City Bank, as agent, and National City Bank, California Bank &
                           Trust California Bank & Trust and First Bank dba
                           First Bank & Trust, as lenders, dated December 19,
                           2005, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2005.






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


Item 14. Principal Accountant Fees and Services.

Incorporated by reference to the section of the 2006 Proxy Statement entitled "Information Regarding Auditors - Audit Fees."

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2006.

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2006.

         Signature                                                    Title

     /s/ Neal D. Crispin                      Director, President and Chairman of the
     -------------------------------          Board of Directors of the Registrant
     Neal D. Crispin                          (Principal Executive Officer)


     /s/ Toni M. Perazzo                      Director, Senior Vice President-Finance and Secretary
     -------------------------------          of the Registrant (Principal Financial and Accounting Officer)
     Toni M. Perazzo

     /s/ Marc J. Anderson                     Director, Chief Operating Officer, Senior Vice President
     -------------------------------
     Marc J. Anderson

     /s/ Thomas G. Hiniker                    Director
     --------------------------------
     Thomas G. Hiniker

     /s/ Thomas W. Orr                        Director
     --------------------------------
     Thomas W. Orr

     /s/ Evan M. Wallach                      Director
     --------------------------------
     Evan M. Wallach
