Form 10QSB
period 2006-03-31
AEROCENTURY CORP
filed 2006-05-15
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

__________________________

FORM 10-QSB
______________________________
(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission File Number: 001-13387

 AeroCentury Corp.
(Exact name of small business issuer as specified in its charter)

Delaware	94-3263974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1440 Chapin Avenue, Suite 310
Burlingame, California 94010
(Address of principal executive offices)

(650) 340-1888
(Issuer’s telephone number)

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2006 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, issued, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements in this Report other than statements of historical fact are "forward looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Item 1 "Financial Statements, Note 6," statements regarding the Company's belief that future taxable income will be sufficient to realize the tax beneifits of all the deferred tax assets on the balance sheet; (ii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements regarding the Company's belief that it will continue to be in compliance with all covenants under its credit facility, and that it will have adequate cash flow to meet its ongoing operational needs; (iii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements regarding the Company's belief that the lease for an aircraft that expires in May 2006 will be extended; and (iv) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results,” the Company's belief that it will have sufficient cash to fund any required repayments under its credit facility caused by borrowing base limitations as a result of assets scheduled to come off lease in the near term; that it will have sufficient funds to pay increased Sarbanes-Oxley compliance costs; the Company's anticipated acquisition of primarily used aircraft and expected concentration in a limited number of airframe and aircraft engine types; the Company's belief that it is competitive because of JMC's experience and operational efficiency and will benefit because of JMC's reputation in the marketplace.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," including increasing fuel costs which may have a direct negative impact on the customer's existing and potential customer base and may increase the risk of lessee default; general economic conditions, particularly those that affect the air travel industry; unanticipated sharp increases in interest rates; further disruptions to the air travel industry due to terrorist attacks; the compliance of the Company's lessees with obligations under their respective leases; the Company's ability to find additional debt or equity financing; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

AeroCentury Corp.
Condensed Consolidated Balance Sheet
Unaudited

ASSETS

March 31,
2006

Assets:
Cash and cash equivalents	$ 2,219,920
Accounts receivable	736,190
Aircraft and aircraft engines held for lease,
net of accumulated depreciation of $18,838,090	91,939,980
Aircraft held for sale,
net of accumulated depreciation of $548,680	1,025,930
Prepaid expenses and other	1,088,370

Total assets	$97,010,390

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$ 974,360
Notes payable and accrued interest	58,191,260
Maintenance reserves and accrued costs	13,481,250
Security deposits	3,463,620
Prepaid rent	703,700
Deferred taxes	1,100,130
Taxes payable	990

Total liabilities	77,915,310

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 3,000,000 shares
authorized, 1,606,557 shares issued and outstanding	1,610
Paid in capital	13,821,200
Retained earnings	5,776,340
19,599,150
Treasury stock at cost, 63,300 shares	(504,070)

Total stockholders’ equity	19,095,080

$97,010,390

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
Unaudited

	For the Three Months
	Ended March 31,
	2006	2005
Revenues:

Operating lease revenue	$3,701,000	$2,521,610
(Loss) on sale of aircraft	-	(59,550)
Other income	2,387,380	78,090

	6,088,380	2,540,150
Expenses:
Depreciation	1,230,190	925,130
Interest	1,164,260	762,720
Management fees	698,150	544,350
Professional fees and
general and administrative	166,080	138,460
Insurance	78,040	92,610
Maintenance	2,553,830	16,610
Bad debt expense	48,820	-
Provision for impairment
in value of aircraft	-	12,180

	5,939,370	2,492,060

Income before taxes	149,010	48,090

Tax provision	44,020	8,250

Net income	$ 104,990	$ 39,840

Weighted average common
shares outstanding	1,543,257	1,543,257

Earnings per share	$ 0.07	$ 0.03

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended
	March 31,
	2006	2005

Net cash provided/(used) by operating activities	$2,317,490	$ (682,930)

Investing activities:
Payments received on note receivable	-	108,650
Proceeds from disposal of assets	-	7,187,300
Equipment additions to aircraft	(432,840)	(117,370)
Net cash (used)/provided by investing activities	(432,840)	7,178,580

Financing activity -
Repayment of notes payable	(283,640)	(5,868,640)
Net cash used by financing activity	(283,640)	(5,868,640)

Net increase in cash and cash equivalents	1,601,010	627,010

Cash and cash equivalents, beginning of period	618,910	2,403,630

Cash and cash equivalents, end of period	$2,219,920	$ 3,030,640

During the three months ended March 31, 2006 and 2005, the Company paid interest totaling $976,980 and $723,000, respectively, and income taxes totaling $48,000 and $1,704,000, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006

1. Organization and Summary of Significant Accounting Policies

(a)  Basis of Presentation

AeroCentury Corp. (“AeroCentury”), a Delaware corporation, uses leveraged financing to acquire leased aircraft assets. The Company purchases used regional aircraft on lease to foreign and domestic regional carriers. Financial information for AeroCentury and its wholly-owned subsidiaries, AeroCentury Investments II LLC (“AeroCentury II LLC”), AeroCentury Investments V LLC (“AeroCentury V LLC”) and AeroCentury Investments VI LLC (“AeroCentury VI LLC”) (collectively, the “Company”), is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation. During the second quarter of 2006, the title to the aircraft which had been owned by AeroCentury II LLC was transferred to AeroCentury VI LLC and AeroCentury II LLC was dissolved.

(b) Cash and Cash Equivalents/Deposits

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less from the date of acquisition, as cash equivalents.

(c) Aircraft and Aircraft Engines Held For Lease and Held for Sale

The Company’s interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs. The Company purchases only used aircraft. It is the Company’s policy to hold aircraft for approximately twelve years unless market conditions necessitate earlier disposition. Depreciation is computed using the straight-line method over the twelve year period to an estimated residual value based on appraisal. Decreases in the market value of aircraft could not only affect the current value, but could also affect the assumed residual value. The Company periodically obtains a residual value appraisal for its assets and, historically, has not written down any estimated residuals. The Company’s aircraft which are held for sale are not subject to depreciation.

(d) Impairment of Long-lived Assets

The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets."  Such review necessitates estimates of current market values, re-lease rents, residual values and component values.  The estimates are based on currently available market data and are subject to fluctuation from time to time.  The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.  Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and, should different conditions prevail, material write downs may occur.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

(e) Loan Commitment and Related Fees

To the extent that the Company is required to pay loan commitment fees and legal fees in order to secure debt, such fees are amortized over the life of the related loan.

(f) Maintenance Reserves and Accrued Costs

Maintenance costs under the Company’s triple net leases are generally the responsibility of the lessees. The accompanying consolidated balance sheet reflects liabilities for maintenance reserves and accrued costs, which include refundable and non-refundable maintenance payments received from lessees. At March 31, 2006, the Company’s maintenance reserves and accruals consisted of the following:

Refundable maintenance reserves	$ 820,070
Non-refundable maintenance reserves	7,355,340
Accrued costs	5,305,840
$13,481,250

Maintenance reserves received by the Company are accounted for as a liability, which is reduced when maintenance work is performed during the lease. Maintenance reserves which are refundable to the lessee are refunded after all return conditions specified in the lease and, in some cases, any other payments due under the lease, are satisfied. Any refundable reserves retained by the Company to satisfy return conditions are reclassified to the Company’s own maintenance payable account at lease end. Maintenance reserves which are non-refundable to the lessee are recorded as income at lease end. If an aircraft is returned early, any collected reserves are reclassified to the Company’s own maintenance payable account.

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

When an aircraft is sold, any remaining accrual is reversed and included in the Company’s gain or loss on sale calculation. During the three months ended March 31, 2006 and 2005, $0 and $131,600, respectively, of excess accruals were so included.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

(f) Maintenance Reserves and Accrued Costs (continued)

Additions to and deductions from the Company’s accruals during the three months ended March 31, 2006 and 2005 for maintenance work were as follows:

	For the Three Months Ended March 31
	2006	2005
Additions:
Charged to expense	$2,443,000	$15,100
Charged to other -
Reclassification of reserves collected from lessees to the Company’s own liability account
	355,870
	2,798,870	15,100
Deductions:
Paid for previously accrued maintenance	843,460	199,790
Reversals of over-accrued maintenance	-	760
Included in (loss)/gain on sale of aircraft an aircraft engines	-	131,600
	843,460	332,150

Net increase/(decrease) in accrued maintenance costs, in excess of amounts received under the leases	1,955,410	(317,050)

Balance, beginning of period	3,350,430	2,296,520

Balance, end of period	$5,305,840	$1,979,470

(g) Security deposits

The Company’s leases are typically structured so that if any event of default occurs under a lease, the Company may apply all or a portion of the lessee’s security deposit to cure such default. If such application of the security deposit is made, the lessee typically is required to replenish and maintain the full amount of the deposit during the remaining term of the lease. All of the security deposits received by the Company are refundable to the lessee at the end of the lease, upon satisfaction of all lease terms.

(h) Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

(h) Income Taxes (continued)

or changes the allowance in a period, the Company must reflect the corresponding increase or decrease within the tax provision in the consolidated statement of operations.

(i) Revenue Recognition and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. The Company estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer, the level of past due accounts, and its analysis of the lessees’ overall financial condition. If the financial condition of the Company’s customers deteriorates, it could result in actual losses exceeding the estimated allowances.

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

(k) Comprehensive Income

The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of operations. As a result, comprehensive income equals net income for the three months ended March 31, 2006 and 2005.

(l) Recent Accounting Pronouncements

SFAS 153, Exchanges of Nonmonetary Assets, addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 had no effect on the Company’s consolidated financial condition or results of operations.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

(l) Recent Accounting Pronouncements (continued)

In March 2005, the FASB issued interpretation FIN No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is applicable to fiscal years ending after December 15, 2005. The adoption of FIN 47 had no material effect on the Company’s consolidated financial condition or results of operations.

SFAS 123(R), Share-based Payment,  requires compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS 123(R) is effective for small business issuers as of the beginning of the first interim or annual reporting period that began after December 15, 2005, supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and replaces SFAS No. 123, Accounting for Stock-based Compensation. SFAS No. 123(R) . The pro-forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. The adoption of SFAS 123(R) had no effect on the Company’s consolidated financial condition or results of operations.

2. Aircraft and Aircraft Engines Held for Lease

At March 31, 2006, the Company owned eleven deHavilland DHC-8s, three deHavilland DHC-6s, fourteen Fokker 50s, two Saab 340As, three Saab 340Bs and one turboprop engine which are held for lease.

At March 31, 2006, one of the Company’s deHavilland DHC-8 aircraft, which was returned at lease end in February 2006, its two Saab 340A aircraft and one spare turboprop engine were off lease. One of the Saab 340A aircraft was re-leased to a new customer in April 2006. The Company and the same lessee have agreed to the re-lease of the second aircraft and delivery is expected to occur in May 2006. In addition, the deHavilland DHC-8 aircraft was re-leased to an existing customer in May 2006.

During the first quarter of 2006:

Pursuant to lessee extension options, the Company extended the leases for three of its Fokker 50 aircraft for 18 months each.

The Company signed 36-month leases with a regional carrier in the Caribbean for two of its deHavilland DHC-8 aircraft which were returned at lease end in December 2005 and March 2006. One aircraft was delivered to the lessee in January 2006 and the other was delivered in March 2006.

3. Aircraft Held for Sale

In February 2006, the Company agreed to the early termination of the lease for its Shorts SD 3-60 aircraft in exchange for the receipt of a portion of the amounts due from the lessee through the termination date. The Company recorded $48,820 of bad debt expense for uncollected rent. As discussed in Note 8, the aircraft was sold in April 2006 for a gain of approximately $400,000.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006

4. Notes Payable and Accrued Interest

(a) Credit facility

In November 2005, the Company’s $50 million credit facility was renewed through October 31, 2007. In connection with the renewal, certain financial covenants were modified, including the applicable margin, which was revised from a range of 275 to 375 basis points to a range of 275 to 325 basis points, determined by certain financial ratios. During the first three months of 2006, the Company did not repay any of the outstanding principal under its credit facility. As of March 31, 2006, the Company was in compliance with all covenants under its credit facility agreement, $49,996,000 was outstanding under the credit facility, and interest of $516,190 was accrued.

(b) Special purpose financing

In September 2000, AeroCentury II LLC acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation in the amount of $3,575,000, due April 15, 2006, which bore interest at the rate of one-month LIBOR plus 3%. The note was collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consisted of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provided for a six month remarketing period at the expiration or early termination of the lease. The balance of the note payable at March 31, 2006 was $1,566,290 and interest of $1,700 was accrued. As of March 31, 2006, the Company was in compliance with all covenants of this note obligation. As discussed in Note 8, this note obligation was refinanced in April 2006.

In November 2005, the Company refinanced two DHC-8 aircraft that had been part of the collateral base for its credit facility. The financing, by a separate bank, was provided to a special purpose subsidiary to which the aircraft were transferred. The financing resulted in a note obligation in the amount of $6,400,000, due November 10, 2008, which bears interest at the rate 7.87%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 22, 2008, interest only from April 22, 2008 until the maturity date, and a balloon principal payment due on the maturity date. The balance of the note payable at March 31, 2006 was $6,097,750 and interest of $13,330 was accrued. As of March 31, 2006, the Company was in compliance with all covenants of this note obligation.

5. Stockholder Rights Plan

On April 8, 1998, the Company’s Board of Directors adopted a stockholder rights plan granting a dividend of one stock purchase right for each share of the Company’s common stock outstanding as of April 23, 1998. The rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group. Each right entitles the holder to purchase one one-hundredth of a share of Series A Preferred Stock of the Company at an exercise price of $66.00 per one-one-hundredth of a share. Each right entitles the holder, other than an “acquiring person,” to acquire shares of the Company’s common stock at a 50% discount to the then prevailing market price. The Company’s Board of Directors may redeem outstanding rights at a price of $0.01 per right.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006

6. Income Taxes

The items comprising income tax expense are as follows:
	For the Three Months Ended March 31
	2006		2005
Current tax provision:
Federal	$-	$
State	1,200		1,000
Current tax provision	1,200		259,300

Deferred tax provision/(benefit):
Federal	50,250		(242,290)
State	(7,430)		(8,760)
Deferred tax provision/(benefit)	42,820		(251,050)
Total provision for income taxes	$44,020		$8,250

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Three Months Ended
	2006	2005
Income tax provision at statutory federal income tax rate	$50,660	$16,350
State tax provision, net of federal benefit	1,000	670
Tax rate differences	(7,640)	(8,770)
Total income tax provision	$44,020	$8,250

Tax rate differences resulted from a decrease in the Company's effective state tax rates due to changes in state apportionment percentages.

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of March 31, 2006 are as follows:

Deferred tax assets:
Deferred maintenance	$2,108,130
Maintenance reserves	2,144,400
Net operating loss carryovers	174,460
Prepaid rent and other	257,020
Deferred tax assets	4,684,010
Deferred tax liabilities:
Depreciation on aircraft and aircraft engines	(5,655,890)
Other	(128,250)
Net deferred tax liabilities	$(1,100,130)

No valuation allowance is deemed necessary, as the Company has concluded that, based on an assessment of all available evidence, it is more likely than not that future taxable income will be sufficient to realize the tax benefits of all the deferred tax assets on the consolidated balance sheet.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006

7. Related Party Transactions

The Company has no employees. Its portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company’s assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $698,150 and $544,350 during the three months ended March 31, 2006 and 2005, respectively. Because the Company did not acquire any aircraft during the first three months of 2006 or 2005, no acquisition fees were paid to JMC for these periods. The Company recorded remarketing fees totaling $49,650 to JMC in connection with the sale of aircraft in the first three months of 2005. No remarketing fees were paid to JMC during 2006.

8.  Subsequent Events

In April 2006, the Company refinanced the note obligation for an aircraft previously owned by AeroCentury II LLC, using bank financing from another lender. The aircraft was transferred to AeroCentury VI LLC, a special purpose LLC, which borrowed $1,650,000, due October 15, 2009. The note bears interest at an adjustable rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and the Company’s interest in AeroCentury VI LLC and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 20, 2009, interest only from April 20, 2009 until the maturity date, and a balloon principal payment due on the maturity date. If the aircraft lease agreement is terminated on April 15, 2008 pursuant to a lessee early termination option, the note will be due October 15, 2008, and the interest only period will be from April 20, 2008 through October 15, 2008. AeroCentury II LLC was dissolved in April 2006.

In April 2006, the Company sold its Shorts SD 3-60 aircraft, which resulted in a gain of approximately $400,000. In connection with the sale, the Company paid a remarketing fee of $44,000 to JMC.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

The Company is a lessor of turboprop aircraft and engines which are used by customers pursuant to triple net operating leases. The acquisition of such equipment is generally made using debt financing. The Company’s profitability and cash flow are dependent in large part upon its ability to acquire equipment, obtain and maintain favorable lease rates on such equipment, and re-lease or sell owned equipment that comes off lease. The Company is subject to the credit risk of its lessees, both as to collection of rent and to performance by the lessees of obligations for maintaining the aircraft. Since lease rates for assets in the Company’s portfolio generally decline as the assets age, the Company’s ability to maintain revenue and earnings over the medium and long term is dependent upon the Company’s ability to grow its asset portfolio.

The Company’s principal expenditures are for interest costs on its financing, management fees, and maintenance of its aircraft assets. Maintenance expenditures are generally incurred only when aircraft are off lease, are being prepared for re-lease, or require maintenance in excess of lease return conditions.

The most significant non-cash expenses include accruals of maintenance costs to be borne by the Company and aircraft depreciation, both of which are the result of significant estimates. Maintenance expenses are estimated and accrued based upon utilization of the aircraft. Depreciation is recognized based upon the estimated residual value of the aircraft at the end of their estimated lives. Deviation from these estimates could have a substantial effect on the Company’s cash flow and profitability.

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements. The Company believes that the most critical accounting policies include the following: Impairment of Long-lived Assets; Depreciation Policy, Maintenance Reserves and Accrued Costs; Revenue Recognition and Allowance for Doubtful Accounts; and Accounting for Income Taxes.

a. Impairment of Long-lived Assets

The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets."  Such review necessitates estimates of current market values, re-lease rents, residual values and component values.  The estimates are based on currently available market data and third-party appraisals and are subject to fluctuation from time to time.  The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.  Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur.

b. Depreciation Policy

The Company’s interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs. The Company purchases only used aircraft. It is the Company’s policy to hold aircraft for approximately twelve years unless market conditions necessitate earlier disposition. Depreciation is computed using the straight-line method over the twelve year period to an estimated residual value based on appraisal. Decreases in the market value of aircraft could not only affect the current value, discussed above, but could also affect the assumed residual value. The Company periodically obtains a residual value appraisal for its assets and, historically, has not written down any estimated residuals.

c. Maintenance Reserves and Accrued Costs

Maintenance costs under the Company’s triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying consolidated balance sheet include refundable and non-refundable maintenance payments received from lessees. The Company periodically reviews maintenance reserves for each of its aircraft for adequacy in light of the number of hours flown, airworthiness directives issued by the manufacturer or government authority, and the return conditions specified in the lease, as well as the condition of the aircraft upon return or inspection. As a result of such review, if it is probable that the Company has incurred costs for maintenance in excess of amounts received from lessees, the Company accrues its share of costs for work to be performed.

Significant management judgment is required in determining aircraft condition and estimating maintenance costs. Absent fixed price maintenance agreements, these costs cannot be determined until such work is completed. Because of the potential magnitude of maintenance costs, even slight changes in work scope may have a material impact on operating results.

With respect to estimated maintenance costs, the Company has found its accruals to be generally accurate. Nevertheless, the Company has incurred significant maintenance expense in connection with aircraft which were returned early during the last two years in a condition worse than required by the lease, and for which the Company was unable to recover the costs of non-compliance from the lessees. Specifically, the Company incurred maintenance expense of approximately $442,000 and $1,864,000 in connection with the early return of aircraft in 2004 and 2003, respectively.

d. Revenue Recognition and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. The Company estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer, the level of past due accounts, and its analysis of the lessees’ overall financial condition. If the financial condition of the Company’s customers deteriorates, it could result in actual losses exceeding the estimated allowances.

e. Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company must reflect the corresponding increase or decrease within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.

Results of Operations

a. Revenues

Operating lease revenue was approximately $1,179,000 higher in the first three months of 2006 versus 2005, primarily because of increased operating lease revenue from aircraft purchased beginning in April 2005 and a net increase in rent as a result of aircraft re-leased after March 31, 2005. These increases, totaling approximately $1,324,000 were partially offset by decreases totaling approximately $145,000, due to aircraft which were on lease for all of the first three months of 2005, but off lease for a portion of the first three months of 2006.

Loss on sale of aircraft was approximately $60,000 for the three months ended March 31, 2005 as a result of the sale of a deHavilland DHC-7. There were no sales during the first three months of 2006.

Other income was approximately $2,309,000 higher in the first three months of 2006 versus the same period in 2005, primarily as a result of $2,396,000 of non-refundable maintenance reserves retained by the Company which were recorded as income at lease end in 2006. In 2005, the Company’s other income was primarily comprised of the $62,000 reversal of previously accrued estimated expenses in connection with the sale of one of the Company’s aircraft in 2004.

b. Expense items

Depreciation was approximately $305,000 higher in the three months ended March 31, 2006 versus the same period in 2005 and management fees, which are calculated on the net book value of the aircraft owned by the Company, were approximately $154,000 higher in 2006. These increases were primarily because of purchases of aircraft beginning in April 2005, the effect of which was partially offset by the sale of an aircraft in the fourth quarter of 2005.

Interest expense was approximately $402,000 higher in the first three months of 2006 versus the same period in 2005 primarily as a result of increases in the index rates upon which the Company’s interest rates are based and a higher average principal balance in 2006 compared to 2005, the effect of which was partially offset by a lower margin in 2006 than in 2005.

Maintenance expense was approximately $2,537,000 higher in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. In 2006, the Company retained non-refundable maintenance reserves when two aircraft were returned to the Company at lease end and recorded such amounts as other income, discussed above. Based on the condition of the aircraft at the time of return, the Company accrued approximately $2,392,000 of maintenance expense for which the Company is responsible. In 2006, the Company also accrued approximately $162,000 of expense to prepare several aircraft for re-lease. In 2005, the Company accrued approximately $17,000 for the storage of several aircraft.

Professional fees and general and administrative expenses were approximately $28,000 higher in the first three months of 2006 versus the same period in 2005, primarily because of legal expenses associated with the early return of an aircraft, the effect of which was partially offset by lower accounting fees.

The Company's insurance expense consists primarily of insurance for off-lease aircraft and aircraft engines, which varies depending on the type of aircraft and engines insured during each period and the length of time each asset is insured. As a result of the combination of assets insured during each period and the length of time each was insured, insurance expense was approximately $15,000 lower in the three months ended March 31, 2006 versus the same period in 2005.

During the first three months of 2006, the Company recorded bad debt expense of approximately $49,000 for rent receivable which was written off in connection with a lessee’s early return of an aircraft. The Company did not record any bad debt expense during the first three months of 2005.

The Company did not record any impairment charges in the first three months of 2006. In the first three months of 2005, the Company recorded an impairment charge of approximately $12,000 for one of its aircraft, based on the estimated net sales proceeds pursuant to an agreement to sell the aircraft.

The Company’s effective tax rates for the three months ended March 31, 2006 and 2005 were approximately 30% and 17%, respectively. The change in rate was primarily a result of the recognition of tax benefits related to different state tax rates that had been accrued in prior years.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings, special purpose financing and excess cash flow.

(a) Credit facility

In November 2005, the Company’s $50 million credit facility was renewed through October 31, 2007. In connection with the renewal, certain financial covenants were modified, including the applicable margin, which was revised from a range of 275 to 375 basis points to a range of 275 to 325 basis points, determined by certain financial ratios.

During the first three months of 2006, the Company did not repay any of the outstanding principal under its credit facility. As of March 31, 2006, the Company was in compliance with all covenants under its credit facility agreement, $49,996,000 was outstanding under the credit facility, and interest of $516,190 was accrued.

The Company is currently in compliance with all covenants and, based on its current projections, the Company believes it will continue to be in compliance with all covenants of its credit facility, but there can be no assurance of such compliance. See "Factors That May Affect Future Results - 'Credit Facility Obligations' and 'Risks of Debt Financing'," below.

The Company's interest expense in connection with the credit facility generally moves up or down with prevailing interest rates, as the Company has not entered into any interest rate hedge transactions for the credit facility indebtedness.  Because aircraft owners seeking financing generally can obtain financing through either leasing transactions or traditional secured debt financings, prevailing interest rates are a significant factor in determining market lease rates, and market lease rates generally move up or down with prevailing interest rates, assuming supply and demand of the desired equipment remain constant.  However, because lease rates for the Company’s assets typically are fixed under existing leases, the Company normally does not experience any positive or negative impact in revenue from changes in market lease rates due to interest rate changes until existing leases have terminated and new lease rates are set as the aircraft is re-leased.

(b) Special purpose financing

In September 2000, AeroCentury II LLC acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation in the amount of $3,575,000, due April 15, 2006, which bore interest at the rate of one-month LIBOR plus 3%. The note was collateralized by the aircraft and was non-recourse to the Company. Payments due under the note consisted of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provided for a six month remarketing period at the expiration or early termination of the lease. The balance of the note payable at March 31, 2006 was $1,566,290, and interest of $1,700 was accrued. As of March 31, 2006, the Company was in compliance with all covenants of this note obligation. In April 2006, the Company refinanced this note obligation using bank financing from another lender. The aircraft was transferred to AeroCentury VI LLC, a special purpose LLC, which borrowed $1,650,000, due October 15, 2009. The note bears interest at an adjustable rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and the Company’s interest in AeroCentury VI LLC and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 20, 2009, interest only from April 20, 2009 until the maturity date, and a balloon principal payment due on the maturity date. If the aircraft lease agreement is terminated on April 15, 2008 pursuant to a lessee early termination option, the note will be due October 15, 2008, and the interest only period will be from April 20, 2008 through October 15, 2008. The Company is currently in compliance with all covenants of this note obligation.

In November 2005, the Company refinanced two DHC-8 aircraft that were part of its credit facility collateral base, using bank financing separate from its credit facility. The aircraft were transferred to AeroCentury V LLC, a special purpose LLC, which borrowed $6,400,000, due November 10, 2008, which principal bears fixed interest at the rate 7.87%. The note is collateralized by the aircraft and the Company’s interest in AeroCentury V LLC and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 22, 2008, interest only from April 22, 2008 until the maturity date, and a balloon principal payment due on the maturity date. The balance of the note payable at March 31, 2006 was $6,097,750 and interest of $13,330 was accrued. The Company was in compliance with all covenants of this note obligation as of that date and is currently in compliance.

The availability of special purpose financing in the future will depend on several factors including (1) the availability of funds to be used for the equity portion of the financing, (2) the type of asset being financed, (3) the creditworthiness of the underlying lessee and (4) continued compliance with certain of the Company’s credit facility covenants. The availability of funds for the equity portion of the financing will be dependent on the Company's cash flow, as discussed in "Cash Flow," below.

(c) Cash flow

The Company's primary source of revenue is lease rentals of its aircraft assets. It is the Company’s policy to monitor each lessee’s needs in periods before leases are due to expire. If it appears that a customer will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. The goal of this procedure is to reduce the time that an asset will be off lease. The Company’s aircraft are subject to leases with varying expiration dates through November 2010.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its credit facility, based upon its estimates of future revenues and expenditures. The Company’s expectations concerning such cash flows are based on existing lease terms and rents, as well as numerous estimates, including (i) rents on assets to be re-leased, (ii) sale proceeds of certain assets currently under lease, (iii) the cost and anticipated timing of maintenance to be performed and (iv) acquisition of additional aircraft and the lease thereof at favorable lease terms. While the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions. Among the more significant external factors outside the Company’s control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company’s profitability and causes the Company to violate covenants of its credit facility, requiring repayment of some or all of the amounts outstanding under its credit facility, (ii) lessee non-performance or non-compliance with lease obligations (which may affect credit facility collateral limitations as well as revenue and expenses) and (iii) an unexpected deterioration of demand for aircraft equipment.

(i) Operating activities

The Company’s cash flow from operations for the three months ended March 31, 2006 versus the three months ended March 31, 2005 increased by approximately $3,000,000. The change in cash flow is a result of changes in several cash flow items during the period, including principally the following:

Lease rents, maintenance reserves and security deposits

Payments received from lessees for rent were approximately $1,701,000 higher in the three months ended March 31, 2006 versus 2005, due primarily to the effect of increased lease revenue from aircraft purchased beginning in April 2005, which was partially offset by decreases due to aircraft which were on lease for all of the first three months of 2005, but off lease for a portion of the first three months of 2006. Although increased demand generally in the turboprop market has caused lease rates to stabilize and, in some cases, rise, it cannot be predicted that rental rates on aircraft to be re-leased will not decline, so that, absent additional acquisitions by the Company, aggregate lease revenues for the current portfolio could decline over the long term.

Payments received from lessees for maintenance reserves increased by approximately $349,000 in the first three months of 2006 versus the same period in 2005, reflecting principally an increase in the number of aircraft owned by the Company and an increase in usage by lessees.

Security deposits received increased by approximately $654,000 in the three months ended March 31, 2006 versus the same period in 2005, because of the cash deposits received in connection with the re-lease of aircraft in 2006 and a deposit received for the sale of an aircraft.

Expenditures for maintenance

Expenditures for maintenance were approximately $585,000 higher in the first three months of 2006 versus 2005 primarily as a result of higher payments during 2006 for maintenance performed to ready several of the Company’s aircraft for remarketing. The effect of these expenditures was partially offset by lower payments for maintenance performed by lessees which were funded by maintenance reserves held by the Company. The amount of expenditures for maintenance in future periods will be dependent on the amount and timing of maintenance paid from lessee maintenance reserves held by the Company and the off-lease status of the Company’s aircraft.

Expenditures for interest

Expenditures for interest expense increased by approximately $254,000 in the three months ended March 31, 2006 versus the same period in 2005, primarily as a result of higher average interest rates and a higher average principal balance in 2005. Interest expenditures in future periods will be a product of prevailing interest rates and the outstanding principal balance on financings, which may be influenced by future acquisitions and/or required repayments resulting from changes in the collateral base.

Expenditures for management fees

Expenditures for management fees increased by approximately $120,000 in the three months ended March 31, 2006 versus the same period in 2005, as a result of aircraft purchases since April 2005.

Expenditures for acquisition fees

During the first three months of 2006, the Company paid $314,000 to JMC for the acquisition fee accrued in December 2005 upon the purchase of four aircraft and which was included in the Company’s accounts payable balance at December 31, 2005.

Income taxes

Income tax payments were approximately $1,656,000 lower in the first three months of 2006 compared to the same period in 2005 primarily because the Company made payments of approximately $1,704,000 in 2005 for 2004 tax expense which was the result of the sale of a portfolio of engines in December 2004.

(ii) Investing activities

The $7,611,000 decrease in cash flow provided by investing activities in the first three months of 2006 versus the same period in 2005 was primarily due to the receipt of $5,500,000 of sales proceeds from asset sales in 2005.

(iii) Financing activities

The Company repaid approximately $5,585,000 more of its outstanding debt in the three months ended March 31, 2005 versus none in the same period in 2006.

Outlook

The Company’s future growth will depend on the availability of additional financing for acquisitions of leased assets which, due to rising interest rates, will need to be leased at increased rental rates to offset the anticipated stable or decreased lease rates resulting from future re-leases of the Company’s current portfolio. The Company is continuing to pursue additional sources of acquisition financing.

The Company currently has two aircraft and one turboprop engine off lease, but has agreements to lease all of these assets to current customers and anticipates these assets going back on-lease during the second quarter of 2006. The Company has extended the leases for all of its aircraft with leases expiring in 2006 except for one expiring on May 31, 2006, which the Company anticipates will be extended during the second quarter.

The Company continually monitors the financial condition of its lessees to prevent unanticipated creditworthiness issues, and where necessary, works with lessees to remind them of, and ensure continued compliance with, both monetary and non-monetary obligations under their respective leases. Currently, the Company is closely monitoring the performance of one lessee with two aircraft under lease. The Company continues to work closely with this lessee to ensure compliance with its current obligations. During 2006, the Company incurred $49,000 of bad debt expense related to amounts owed by a former lessee at the time the Company and the lessee agreed to the early termination of the lease. This expense materially affected the Company's financial performance. If any of the Company's current lessees are unable to meet their lease obligations, the Company's future results could be materially impacted. Any weakening in the aircraft industry may also affect the performance of lessees that currently appear to the Company to be creditworthy. See "Factors that May Affect Future Results - General Economic Conditions," below

Factors that May Affect Future Results

Credit Facility Obligations. The Company is obligated to make repayment of principal under the credit facility in order to maintain certain debt ratios with respect to its assets in the borrowing base. Assets that come off lease and remain off-lease for a period of time are removed from the borrowing base. The Company believes it will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term. The Company’s belief is based on certain assumptions regarding renewal of existing leases, a lack of extraordinary interest rate increases, continuing profitability, no lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that the Company’s assumptions will prove to be correct. If the assumptions are incorrect (for example, if an asset in the collateral base unexpectedly goes off lease for an extended period of time) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to mitigate the situation, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with covenants or face default on its credit facility.

Concentration of Lessees and Aircraft Type. Currently, the Company’s five largest customers are located in Belgium, Taiwan, the Caribbean, Norway and Sweden, and currently account for approximately 15%, 13%, 12%, 11% and 10%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problems with one of these customers could have a disproportionate negative impact on the Company’s financial results, and therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk will diminish in the future only if the Company is able to lease additional assets to new lessees.

The acquisition of eight Fokker 50 aircraft and six DHC-8 aircraft in 2004 and 2005 made these two aircraft types the dominant aircraft types in the portfolio, constituting 14 and 11, respectively, of the 33 aircraft currently in the portfolio and representing 38% and 49%, respectively, based on book value. As a result, a change in the desirability and availability of either or both of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately large impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of additional Fokker 50 or DHC-8 aircraft will increase the Company’s risks related to its concentration of those aircraft types.

Risks of Debt Financing. The Company’s use of acquisition financing under its credit facility and its special purpose financings subject the Company to increased risks of leveraging. If, due to a lessee default, the Company is unable to repay the debt secured by the aircraft acquired, then the Company could lose title to the acquired aircraft in a foreclosure proceeding. With respect to the credit facility, the loans are secured by the Company’s existing assets as well as the specific assets acquired with each financing. In addition to payment obligations, the credit facility also requires the Company to comply with certain financial covenants, including a requirement of positive annual earnings, interest coverage and net worth ratios. Any default under the credit facility, if not waived by the lenders, could result in foreclosure upon not only the asset acquired using such financing, but also the existing assets of the Company securing the loan. It is possible that some form of subordinated debt may be issued by the Company to fund acquisitions if the credit facility is not increased. Such financing may have separate, more restrictive covenants, and may magnify the adverse consequences of a lessee default.

Interest Rate Risk. The Company’s current credit facility and the indebtedness of one of its special purpose subsidiaries carry a floating interest rate based upon either the lender’s prime rate or a floating LIBOR rate. Lease rates, generally, but not always, move with interest rates, since market demand for the asset also affects lease rates. Because lease rates are fixed at the origination of leases, interest rate increases during the term of a lease have no effect on existing lease payments. Therefore, if interest rates rise significantly, and there is relatively little lease origination by the Company following such rate increases, the Company could experience lower net earnings. Further, even if significant lease origination occurs following such rate increases, if the contemporaneous aircraft market forces result in lower or flat rental rates, the Company could experience lower net earnings as well.

It appears the economy is continuing a period of sustained increasing interest rates, particularly with respect to the rates for short-term borrowings, upon which the Company’s financing rates are based. The Company has not hedged its interest rate obligations. Consequently, if an interest rate increase were great enough, the Company might not be able to generate sufficient lease revenue to meet its interest payment and other obligations and comply with the net earnings covenant of its credit facility.

Need for Additional Financing. As the Company's credit facility is almost fully drawn, in order to continue increasing its asset base, it will need additional sources of financing. The Company is currently actively seeking additional debt financing, but there is no assurance that it will be able to obtain such financing on terms that are acceptable to the Company. In the absence of such financing, the Company will likely be able to meet its short-term cash flow needs, but over the long term, its revenues will decrease consistently as the Company’s existing asset base ages and lease rates decline as the assets age.

Increased Compliance Costs. Current Sarbanes-Oxley Act requirements applicable to the Company effective for the year ended December 31, 2007, relating to internal controls and auditors' responsibilities to review and opine on those controls, could result in significantly higher fees and expenses in connection with auditor services beginning in the second half of 2006. The increase will generally arise from increased auditor responsibilities, including the broadening of the scope of the auditor's examination to include the Company's internal controls. If the regulations remain unchanged, the Company anticipates that it will have sufficient funds to pay for the increased compliance costs.

On April 23, 2006, however, the Advisory Committee on Smaller Public Companies empaneled to study the effects of the Sarbanes-Oxley Act on small- and micro-cap companies issued its report recommending that certain qualifying small- and micro-cap companies be given exemptive relief from compliance with the internal controls examination and testing requirements of the Sarbanes Oxley Act until further studies are completed enabling the SEC to develop a more appropriate framework for examining such companies’ internal controls. If the Committee's recommendations are adopted as reported, the Company would qualify for such exemptive relief as a micro-cap company with less than $125 million in revenue. The Company would then likely postpone any additional implementation of internal controls examination and testing until the SEC issues final regulations applicable to the Company on the subject. This would in turn postpone the anticipated increase in compliance cost, and if final regulations are less onerous than the current regulations, potentially reduce the magnitude of the increased cost the Company would incur.

Lessee Credit Risk. If a customer defaults upon its lease obligations, the Company may be limited in its ability to enforce remedies. Most of the Company’s lessees are small regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company’s inability to collect rent under a lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company’s revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, Section 1110 of the Bankruptcy Code would automatically prevent the Company from exercising any remedies for a period of 60 days. After the 60-day period has passed, the lessee must agree to perform the obligations and cure any defaults, or the Company will have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant recent litigation, however, and it is possible that the Company’s enforcement rights may be further adversely affected by a declaration of bankruptcy by a defaulting lessee. Most of the Company’s lessees are foreign and not subject to U.S. bankruptcy laws but there may be similar applicable foreign bankruptcy debtor protection schemes available to foreign carriers.

Leasing Risks. The Company’s successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and involves a number of risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is, in turn, sensitive to general economic conditions. The ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The Company anticipates that the bulk of the equipment it acquires will be used aircraft equipment. The market for used aircraft is cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of aircraft coming off-lease. The Company’s expected concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline in value. If “regional jets” were to be used on short routes previously served by turboprops, even though regional jets are more expensive to operate than turboprops, the demand for turboprops could lessen. This could result in lower lease rates and values for the Company’s existing turboprop aircraft.

Risks Related to Regional Air Carriers. Because the Company has concentrated its existing leases, and intends to concentrate on future leases, to regional air carriers, it is subject to additional risks. Some of the lessees in the regional air carrier market are companies that are start-up, low capital, low margin operations. Often, the success of such carriers is dependent upon arrangements with major trunk carriers, which may be subject to termination or cancellation by such major carrier. These types of lessees result in a generally higher lease rate on aircraft, but may entail higher risk of default or lessee bankruptcy. In the event of a business failure of the lessee or its bankruptcy, the Company can generally regain possession of its aircraft, but the aircraft could be in substantially worse condition than would be the case if the aircraft were returned in accordance with the provisions of the lease at lease expiration.

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

Reliance on JMC. All management of the Company is performed by JMC under a management agreement which is in the ninth year of a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Company’s Board of Directors has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company's relationship with JMC and the performance of JMC's obligations to the Company under the management agreement, as it would have for any third party service provider to the Company. While JMC may not owe any fiduciary duties to the Company by virtue of the management agreement, the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and the stockholders by virtue of holding such offices with the Company. In addition, certain officers of the Company hold significant ownership positions in the Company and JHC, the parent company of JMC.

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

JMC has acted as management company for two other aircraft portfolio owners, JetFleet III, which raised approximately $13,000,000 from investors, and AeroCentury IV, Inc. (“AeroCentury IV”), which raised approximately $5,000,000 from investors. In the first quarter of 2002, AeroCentury IV defaulted on certain obligations to noteholders. In June 2002, the indenture trustee for AeroCentury IV’s noteholders repossessed AeroCentury IV’s assets and took over management of AeroCentury IV’s remaining assets. JetFleet III defaulted on its bond obligation of $11,076,350 in May 2004. The indenture trustee for JetFleet III bondholders repossessed JetFleet III’s unsold assets in late May 2004.

Ownership Risks. The Company’s portfolio is leased under operating leases, where the terms of the leases are less than the entire anticipated useful life of an asset. The Company’s ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the Company’s ability to profitably re-lease or sell the asset after the expiration of the initial lease term. Some of the factors that have an impact on the Company’s ability to re-lease or sell include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset’s use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments which cause the asset to become obsolete. In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in serviceable condition as required under the lease. If the Company is unable to remarket its aircraft equipment on favorable terms when the operating leases for such equipment expire, the Company’s business, financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

Furthermore, an asset impairment charge against the Company’s earnings may result from the occurrence of unexpected adverse changes that impact the Company’s estimates of expected cash flows generated from such asset. The Company periodically reviews long-term assets for impairments, in particular, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds its fair value. The Company may be required to recognize asset impairment charges in the future as a result of a prolonged weak economic environment, challenging market conditions in the airline industry or events related to particular lessees, assets or asset types.

International Risks. The Company has focused on leases in overseas markets, which the Company believes present opportunities. Leases with foreign lessees, however, may present somewhat different credit risks than those with domestic lessees.

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights than those which apply in the United States. The Company could experience collection or repossession problems related to the enforcement of its lease agreements under foreign local laws and the remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code do not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a central registration or recording system with which to locally establish the Company’s interest in equipment and related leases. This could make it more difficult for the Company to recover an aircraft in the event of a default by a foreign lessee.

A lease with a foreign lessee is subject to risks related to the economy of the country or region in which such lessee is located, which may be weaker than the U.S. economy. On the other hand, a foreign economy may remain strong even though the U.S. economy does not. A foreign economic downturn may impact a foreign lessee’s ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related to currency conversion fluctuations. Although the Company’s current leases are all payable in U.S. dollars, the Company may agree in the future to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations. Even with U.S. dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee’s local currency that would make it more difficult for a lessee to meet its U.S. dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if its revenue is primarily derived in the local currency.

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

Competition. The aircraft leasing industry is highly competitive. The Company competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources and more experience than the Company. However, the Company believes that it is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers. This market segment, which is characterized by transaction sizes of less than $10 million and lessee credits that may be strong, but are generally unrated, is not well served by the Company’s larger competitors in the aircraft industry. JMC has developed a reputation as a global participant in this segment of the market, and the Company believes that JMC’s reputation will benefit the Company. There is, however, no assurance that the lack of significant competition from the larger aircraft leasing companies will continue or that the reputation of JMC will continue to be strong in this market segment.

Casualties, Insurance Coverage. The Company, as owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets. As a triple net lessor, the Company is generally protected against such claims, since the lessee would be responsible for, insure against and indemnify the Company for, such claims. Further, some protection may be provided by the United States Aviation Act with respect to the Company’s aircraft assets. It is, however, not clear to what extent such statutory protection would be available to the Company, and the United States Aviation Act may not apply to aircraft operated in foreign countries. Also, although the Company’s leases generally require a lessee to insure against likely risks, there may be certain cases where the loss is not entirely covered by the lessee or its insurance. Though this is a remote possibility, an uninsured loss with respect to the equipment, or an insured loss for which insurance proceeds are inadequate, would result in a possible loss of invested capital in and any profits anticipated from, such equipment, as well as a potential claim directly against the Company.

General Economic Conditions. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry. The industry has experienced a severe cyclical downturn which began in 2001. There are signs that the industry is beginning to recover from the downturn, but it is unclear whether any recovery will be a sustained one. Any recovery could be stalled or reversed by any number of events or circumstances, including the global economy slipping back into recession, or specific events related to the air travel industry, such as further weakening of the air carrier or travel industries as a result of terrorist attacks, or an increase in operational or labor costs. Recent spikes in oil prices, if they persist, may have a negative effect on airline profits and increase the likelihood of weakening results for airlines that have not hedged aircraft fuel costs, and in the most extreme cases, may initiate or accelerate the failure of many already marginal carriers.

Since regional carriers are generally not as well-capitalized as major air carriers, any economic setback in the industry may result in the increased possibility of an economic failure of one or more of the Company’s lessees, particularly since many carriers are undertaking expansion of capacity to accommodate the recovering air passenger traffic. If lessees experience financial difficulties, this could, in turn, affect the Company’s financial performance.

During any periods of economic contraction, carriers generally reduce capacity, in response to lower passenger loads, and as a result there is a reduced demand for aircraft and a corresponding decrease in market lease rental rates and aircraft values. This reduced market value for aircraft could affect the Company’s results if the market value of an asset or assets in the Company’s aircraft portfolio falls below carrying value, and the Company determines that a write-down of the value on the Company’s balance sheet is appropriate. Furthermore, as older leases expire and are replaced by lease renewals or re-leases at decreasing lease rates, the lease revenue of the Company from its existing portfolio is likely to decline, with the magnitude of the decline dependent on the length of the downturn and the depth of the decline in market rents.

Economic downturns can affect specific regions of the world exclusively. As the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases aircraft (e.g., Europe or Asia) could have a significant adverse impact on the Company.

Possible Volatility of Stock Price. The market price of the Company’s common stock could be subject to fluctuations in response to the Company’s operating results, changes in general conditions in the economy, the financial markets, the airline industry, changes in accounting principles or tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, some of which may be unrelated to the Company’s performance. Also, because the Company has a relatively small capitalization of approximately 1.5 million shares, there is a correspondingly limited amount of trading of the Company’s shares. Consequently, a single or small number of trades could result in a market fluctuation not related to any business or financial development concerning the Company.

Item 3. Controls and Procedures.

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal controls over financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the Report the Company present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Attached as exhibits to this report are two separate forms of “Certifications” of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the report is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company’s transactions are properly authorized; (2) the Company’s assets are safeguarded against unauthorized or improper use; and (3) the Company’s transactions are properly recorded and reported, all to permit the preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls or its Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO/CFO evaluation of the Company’s Disclosure Controls and the Company’s Internal Controls included a review of the controls objectives and design, the controls implementation by the company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, the CEO and CFO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The Company’s Internal Controls are also evaluated on an ongoing basis by other personnel in the Company’s finance organization and by the Company’s independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company’s Disclosure Controls and the Company’s Internal Controls and to make modifications as necessary; the Company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, the Company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s Internal Controls. This information was important both for the Controls Evaluation generally and because item 5 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to the Audit Committee of the Company’s Board and to the Company’s independent auditors and to report on related matters in this section of the Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, the Company considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

In accordance with SEC requirements, the CEO and CFO note that there has been no significant change in Internal Controls that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our Internal Controls.

Conclusions. Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that, (i) the Company’s Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and then accumulated and communicated to Company management, including the CEO and CFO, as appropriate to make timely decisions regarding required disclosures, and (ii) that the Company’s Internal Controls are effective to provide reasonable assurance that the Company’s consolidated financial statements are fairly presented in conformity with generally accepted accounting principles.

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

AEROCENTURY CORP

Date: May 15, 2006	By:	/s/ Toni M. Perazzo

Title: Senior Vice President-Finance and Chief Financial Officer