Form 10QSB
period 2006-06-30
AEROCENTURY CORP
filed 2006-08-14
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2006 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, issued, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Item 1 "Financial Statements, Note 6," statements regarding the Company's belief that future taxable income will be sufficient to realize the tax beneifits of all the deferred tax assets on the balance sheet; (ii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements regarding the Company's belief that it will have adequate cash flow to meet its ongoing operational needs; (iii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements regarding the Company's belief that the lease for an aircraft that expires in November 2006 will be extended; and the Company’s belief that it will continue to be in compliance with all covenants of its credit facility and (iv) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results,” the Company's belief that it will be able to meet its short term cash flow needs; the Company’s belief that it will have sufficient cash to fund any required repayments under its credit facility caused by borrowing base limitations as a result of assets scheduled to come off lease in the near term; that it will have sufficient funds to pay increased Sarbanes-Oxley compliance costs; the Company's anticipated acquisition of primarily used aircraft and expected concentration in a limited number of airframe and aircraft engine types; the Company's belief that it is competitive because of JMC's experience and operational efficiency and will benefit because of JMC's reputation in the marketplace.

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

AeroCentury Corp.
Condensed Consolidated Balance Sheet
Unaudited

ASSETS
June 30, 2006

Assets:
Cash and cash equivalents	$3,420,480
Accounts receivable	608,510
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $19,520,170	91,294,470
Prepaid expenses and other	758,810

Total assets	$96,082,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$575,470
Notes payable and accrued interest	57,107,720
Maintenance reserves and accrued costs	13,281,760
Security deposits	4,087,360
Prepaid rent	708,250
Deferred taxes	1,140,120
Taxes payable	910

Total liabilities	76,901,590

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 3,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,610
Paid in capital	13,821,200
Retained earnings	5,861,940
19,684,750
Treasury stock at cost, 63,300 shares	(504,070)

Total stockholders’ equity	19,180,680

$96,082,270

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
Unaudited

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Revenues:

Operating lease revenue	$7,534,940	$5,260,090	$3,833,940	$2,738,480
Gain/(loss) on sale of aircraft	408,840	(59,550)	408,840	-
Other income	2,391,190	94,470	3,810	16,390

	10,334,970	5,295,010	4,246,590	2,754,870
Expenses:
Depreciation	2,460,960	1,905,400	1,230,770	980,270
Interest	2,415,630	1,579,860	1,251,370	817,140
Management fees	1,383,250	1,111,490	685,100	567,140
Maintenance	3,333,320	50,430	779,490	33,820
Professional fees and general and administrative	288,770	275,920	122,690	137,470
Insurance	129,250	166,970	51,210	74,360
Bad debt expense	48,820	88,110	-	88,110
Provision for impairment in value of aircraft	-	12,180	-	-

	10,060,000	5,190,360	4,120,630	2,698,310

Income before taxes	274,970	104,650	125,960	56,560

Tax provision	84,380	18,940	40,360	10,690

Net income	$190,590	$85,710	$85,600	$45,870

Weighted average common shares outstanding	1,543,257	1,543,257	1,543,257	1,543,257

Earnings per share	$0.12	$0.06	$0.06	$0.03

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended June 30,
	2006	2005

Net cash provided by operating activities	$3,888,330	$1,186,950

Investing activities:
Payments received on note receivable	-	210,080
Proceeds from disposal of assets	1,434,770	7,900,130
Purchase of aircraft	(1,018,110)	(10,131,370)
Net cash provided/(used) by investing activities	416,660	(2,021,160)

Financing activities:
Issuance of notes payable	1,650,000	7,516,000
Repayment of notes payable	(3,153,420)	(6,435,540)
Net cash (used)/provided by financing activities	(1,503,420)	1,080,460

Net increase in cash and cash equivalents	2,801,570	246,250

Cash and cash equivalents, beginning of period	618,910	2,403,630

Cash and cash equivalents, end of period	$3,420,480	$2,649,880

During the six months ended June 30, 2006 and 2005, the Company paid interest totaling $2,244,990 and $1,663,430, respectively, and income taxes totaling $48,800 and $1,704,760, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006

1. Organization and Summary of Significant Accounting Policies

(a)  Basis of Presentation

AeroCentury Corp. (“AeroCentury”), a Delaware corporation, uses leveraged financing to acquire leased aircraft assets. The Company (as defined below) purchases used regional aircraft on lease to foreign and domestic regional carriers. Financial information for AeroCentury and its wholly-owned subsidiaries, AeroCentury Investments II LLC (“AeroCentury II LLC”), AeroCentury Investments V LLC (“AeroCentury V LLC”) and AeroCentury Investments VI LLC (“AeroCentury VI LLC”) (collectively, the “Company”), is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation. During the second quarter of 2006, the title to the aircraft which had been owned by AeroCentury II LLC was transferred to AeroCentury VI LLC and AeroCentury II LLC was dissolved.

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
June 30, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

(e) Loan Commitment and Related Fees

To the extent that the Company is required to pay loan commitment fees and legal fees in order to secure debt, such fees are amortized over the life of the related loan.

(f) Maintenance Reserves and Accrued Costs

Maintenance costs under the Company’s triple net leases are generally the responsibility of the lessees. The accompanying consolidated balance sheet reflects liabilities for maintenance reserves and accrued costs, which include refundable and non-refundable maintenance payments received from lessees. At June 30, 2006, the Company’s maintenance reserves and accruals consisted of the following:

Refundable maintenance reserves	$1,134,580
Non-refundable maintenance reserves	7,991,980
Accrued costs	4,155,200
$13,281,760

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

When an aircraft is sold, any remaining accrual is reversed and included in the Company’s gain or loss on sale calculation. During the six months ended June 30, 2006 and 2005, $378,770 and $282,030, respectively, of excess accruals were so included.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

(f) Maintenance Reserves and Accrued Costs (continued)

Additions to and deductions from the Company’s accruals during the six months ended June 30, 2006 and 2005 for maintenance work were as follows:

	For the Six Months Ended June 30,
	2006	2005
Additions:
Charged to expense	$3,175,220	$28,300
Charged to other -
Reclassification of reserves collected from lessees to the Company’s own liability account	359,450	40,050
	3,534,670	68,350
Deductions:
Paid for previously accrued maintenance	2,351,130	241,930
Reversals of over-accrued maintenance	-	760
Included in (loss)/gain on sale of aircraft and aircraft engines	378,770	282,030
	2,729,900	524,720

Net increase/(decrease) in accrued maintenance costs, in excess of amounts received under the leases	804,770	(456,370)

Balance, beginning of period	3,350,430	2,296,520

Balance, end of period	$4,155,200	$1,840,150

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
June 30, 2006

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

(k) Comprehensive Income

The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of operations. As a result, comprehensive income equals net income for the three months and six months ended June 30, 2006 and 2005.

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
June 30, 2006

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

SFAS 123(R), Share-based Payment, requires compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS 123(R) is effective for small business issuers as of the beginning of the first interim or annual reporting period that began after December 15, 2005, supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and replaces SFAS No. 123, Accounting for Stock-based Compensation. The pro-forma disclosure previously permitted under SFAS No. 123 is no longer an acceptable alternative to recognition of expenses in the financial statements. The adoption of SFAS 123(R) had no effect on the Company’s consolidated financial condition or results of operations.

2. Aircraft and Aircraft Engines Held for Lease

At June 30, 2006, the Company owned eleven deHavilland DHC-8s, three deHavilland DHC-6s, fourteen Fokker 50s, two Saab 340As, three Saab 340Bs and one turboprop engine which are held for lease. At June 30, 2006, all of the Company’s aircraft were on lease. The Company’s spare turboprop engine was off lease.

During the second quarter of 2006:

The Company sold its Shorts SD 3-60 aircraft, which resulted in a gain of approximately $400,000. In connection with the sale, the Company paid a remarketing fee of $44,000 to JetFleet Management Corp. (“JMC”).

The Company re-leased a deHavilland DHC-8 aircraft to an existing customer for a term of 36 months.

The Company re-leased two Saab 340A aircraft which had been off lease to a regional carrier in the United States for terms of approximately two years.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006

3. Notes Payable and Accrued Interest

(a) Credit facility

In November 2005, the Company’s $50 million credit facility was renewed through October 31, 2007. In connection with the renewal, certain financial covenants were modified, including the applicable margin, which was revised from a range of 275 to 375 basis points to a range of 275 to 325 basis points, determined by certain financial ratios. In May 2006, a participant was added to the Company’s credit facility and the amount of the facility was increased to $55 million. During the first six months of 2006, the Company repaid $1 million of the outstanding principal under its credit facility. As a result of maintenance expense in connection with preparing one of the Company’s aircraft for lease in the second quarter, the Company was out of compliance with a financial ratio covenant on June 30, 2006. As discussed in Note 8, the Company obtained a waiver from its banks regarding that covenant for the quarter then ended. As of June 30, 2006, the Company was in compliance with all other covenants under its credit facility agreement, $48,996,000 was outstanding under the credit facility, and interest of $651,930 was accrued.

(b) Special purpose financing

In September 2000, AeroCentury II LLC acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation in the amount of $3,575,000, due April 15, 2006, which bore interest at the rate of one-month LIBOR plus 3%. The note was collateralized by the aircraft and was non-recourse to the Company. Payments due under the note consisted of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provided for a six month remarketing period at the expiration or early termination of the lease. This note obligation was refinanced in April 2006, using bank financing from another lender, and AeroCentury II LLC was dissolved. The aircraft was transferred to AeroCentury VI LLC, a special purpose limited liability company, which borrowed $1,650,000, due October 15, 2009. The note bears interest at an adjustable rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and the Company’s interest in AeroCentury VI LLC and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 20, 2009, interest only from April 20, 2009 until the maturity date, and a balloon principal payment due on the maturity date. If the aircraft lease agreement is terminated on April 15, 2008 pursuant to a lessee early termination option, the note will be due October 15, 2008, and the interest only period will be from April 20, 2008 through October 15, 2008. The balance of the note payable at June 30, 2006 was $1,567,270 and interest of $3,970 was accrued. As of June 30, 2006, the Company was in compliance with all covenants of this note obligation.

In November 2005, the Company refinanced two DHC-8 aircraft that had been part of the collateral base for its credit facility. The financing, by a bank separate from its credit facility, was provided to a special purpose subsidiary to which the aircraft were transferred. The financing resulted in a note obligation in the amount of $6,400,000, due November 10, 2008, which bears interest at the rate 7.87%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 22, 2008, interest only from April 22, 2008 until the maturity date, and a balloon principal payment due on the maturity date. The balance of the note payable at June 30, 2006 was $5,876,990 and interest of $11,560 was accrued. As of June 30, 2006, the Company was in compliance with all covenants of this note obligation.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006

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

6. Income Taxes

The items comprising income tax expense are as follows:
	For the Six Months Ended June 30,
	2006	2005
Current tax provision:
Federal	$ -	$ 180,200
State	1,570	1,010
Current tax provision	1,570	181,210

Deferred tax provision/(benefit):
Federal	93,010	(144,960)
State	(10,200)	(17,310)
Deferred tax provision/(benefit)	82,810	(162,270)
Total provision for income taxes	$84,380	$18,940

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Six Months Ended June 30,
	2006	2005
Income tax provision at statutory federal income tax rate	$93,680	$35,580
State tax provision, net of federal benefit	2,000	670
Tax refunds	(550)	-
Tax rate differences	(10,750)	(17,310)
Total income tax provision	$84,380	$18,940

Tax rate differences resulted from a decrease in the Company's effective state tax rates due to changes in state apportionment percentages.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006

6. Income Taxes (continued)

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of June 30, 2006 are as follows:

Deferred tax assets:
Deferred maintenance	$1,808,890
Maintenance reserves	2,230,390
Current year tax losses	641,290
Prepaid rent and other	260,960
Deferred tax assets	4,941,530
Deferred tax liabilities:
Depreciation on aircraft and aircraft engines	(5,961,950)
Other	(119,700)
Net deferred tax liabilities	$(1,140,120)

No valuation allowance is deemed necessary, as the Company has concluded that, based on an assessment of all available evidence, it is more likely than not that future taxable income will be sufficient to realize the tax benefits of all the deferred tax assets on the consolidated balance sheet. The current year tax losses, if not utilized in the current year, will be available to offset taxable income in each of the two preceding tax years and in future years through 2026.

7. Related Party Transactions

The Company has no employees. Its portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JMC, which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company’s assets. The management fees, acquisition fees and remarketing fees may not exceed the customary and usual fees that would be paid to an unaffiliated party for such services. The Company recorded management fees of $1,383,250 and $1,111,490 during the six months ended June 30, 2006 and 2005, respectively. Because the Company did not acquire any aircraft during the first six months of 2006, no acquisition fees were paid to JMC for this period. The Company accrued acquisition fees totaling $354,900 payable to JMC during the first six months of 2005. The Company recorded remarketing fees totaling $44,000 and $73,250 to JMC in connection with the sale of aircraft in the first six months of 2006 and 2005, respectively.

8.  Subsequent Events

In July 2006, the Company obtained a one-time waiver from its credit facility banks regarding a financial covenant with which the Company was out of compliance at June 30, 2006.

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

With respect to estimated maintenance costs, the Company has found its accruals to be generally accurate. Nevertheless, the Company accrued significant maintenance expense of $442,000 and $1,864,000 in 2004 and 2003, respectively, in connection with its initial estimate of maintenance expense for aircraft which were returned early and in a condition worse than required by the lease, and for which the Company was unable to recover the costs of non-compliance from the lessees.

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

Results of Operations

a. Revenues

Operating lease revenue was approximately $2,275,000 and $1,095,000 higher in the six months and three months ended June 30, 2006 versus the same periods in 2005, primarily because of increased operating lease revenue from aircraft purchased beginning in April 2005.

Gain on sale of aircraft was approximately $409,000 for the six months ended June 30, 2006 as a result of the sale of an aircraft in April 2006. Loss on sale of aircraft was approximately $60,000 for the six months ended June 30, 2005 as a result of the sale of an aircraft in February 2005.

Other income was approximately $2,297,000 higher in the six months ended June 30, 2006 versus the same period in 2005, primarily as a result of $2,396,000 of non-refundable maintenance reserves retained by the Company which were recorded as income at lease end in 2006. Other income was approximately $91,000 lower in the three months ended June 30, 2006 versus the same period in 2005 because, in 2005, the Company reversed approximately $62,000 of previously accrued estimated expenses in connection with the sale of one of the Company’s aircraft in 2004 and because the Company recorded approximately $22,000 more interest income in 2005.

b. Expense items

Depreciation was approximately $556,000 and $251,000 higher in the six months and three months ended June 30, 2006, respectively, versus the same periods in 2005. These increases were primarily because of purchases of aircraft beginning in April 2005, the effect of which was partially offset by the sale of two aircraft, one in November 2005 and the second in April 2006. Management fees, which are calculated on the net book value of the aircraft owned by the Company, were approximately $272,000 and $118,000 higher in the six month and three month periods of 2006 compared to 2005, respectively, for the same reasons.

Interest expense was approximately $836,000 and $434,000 higher in the six months and three months ended June 30, 2006 versus the same periods in 2005 primarily as a result of increases in the index rates upon which the Company’s interest rates are based and a higher average principal balance in 2006 compared to 2005, the effect of which was partially offset by a lower margin in 2006 than in 2005.

Maintenance expense was approximately $3,283,000 higher in the six months ended June 30, 2006 versus the same period in 2005. In 2006, the Company retained non-refundable maintenance reserves when two aircraft were returned to the Company at lease end and recorded such amounts as other income, discussed above. Based on the condition of the aircraft at the time of return, the Company accrued approximately $2,392,000 of maintenance expense for which the Company is responsible. In 2006, the Company also accrued approximately $941,000 of expense to prepare several aircraft for re-lease. In 2005, the Company accrued approximately $50,000 of maintenance expense, primarily for the storage of several aircraft. Maintenance expense was approximately $746,000 higher in the three months ended June 30, 2006 compared to the same period in 2005, primarily because of expense to prepare several aircraft for re-lease.

The Company's insurance expense consists primarily of insurance for off-lease aircraft and aircraft engines, which varies depending on the type of assets insured during each period and the length of time each asset is insured. As a result of the combination of assets insured during each period and the length of time each was insured, insurance expense was approximately $38,000 and $23,000 lower in the six months and three months ended June 30, 2006, respectively, versus the same periods in 2005.

During the first quarter of 2006, the Company recorded bad debt expense of approximately $49,000 for rent receivable which was written off in connection with a lessee’s early return of an aircraft. During the second quarter of 2005, the Company recorded bad debt expense of approximately $88,000, to fully reserve the balance of a note receivable from a former lessee, based on a notice received from the lessee that it had filed for reorganization.

The Company did not record any impairment charges in the first six months of 2006. In the first six months of 2005, the Company recorded an impairment charge of approximately $12,000 for one of its aircraft, based on the estimated net sales proceeds pursuant to an agreement to sell the aircraft.

The Company’s effective tax rates for the six months ended June 30, 2006 and 2005 were approximately 31% and 18%, respectively. The change in rate was primarily a result of the recognition of tax benefits relating to different state tax rates that had been accrued in prior years. Since the Company earned less income for the period ended June 30, 2005 than it earned for the period ended June 30, 2006, the recognition of tax benefits related to the reduced state tax rates acted to reduce the Company’s effective tax rate more for the period ended June 30, 2005 than it did for the period ended June 30, 2006. In addition, during the period ended June 30, 2006, the Company leased more aircraft within the United States which resulted in additional state tax expense than for that period than for the period ended June 30, 2005.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings, special purpose financing and excess cash flow.

(a) Credit facility

In November 2005, the Company’s $50 million credit facility was renewed through October 31, 2007. In connection with the renewal, certain financial covenants were modified, including the applicable margin, which was revised from a range of 275 to 375 basis points to a range of 275 to 325 basis points, determined by certain financial ratios. In May 2006, a participant was added to the Company’s credit facility and the amount of the facility was increased to $55 million.

During the first six months of 2006, the Company repaid $1 million of the outstanding principal under its credit facility. As a result of maintenance expense in connection with preparing one of the Company’s aircraft for lease in the second quarter, the Company was out of compliance with a financial ratio covenant on June 30, 2006. As discussed in Note 8, the Company obtained a waiver from its banks regarding that covenant for the quarter then ended. As of June 30, 2006, the Company was in compliance with all other covenants under its credit facility agreement, $48,996,000 was outstanding under the credit facility, and interest of $651,930 was accrued.

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

(b) Special purpose financing

In September 2000, AeroCentury II LLC acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation in the amount of $3,575,000, due April 15, 2006, which bore interest at the rate of one-month LIBOR plus 3%. The note was collateralized by the aircraft and was non-recourse to the Company. Payments due under the note consisted of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provided for a six month remarketing period at the expiration or early termination of the lease. This note obligation was refinanced in April 2006, using bank financing from another lender, and AeroCentury II LLC was dissolved. The aircraft was transferred to AeroCentury VI LLC, a special purpose LLC, which borrowed $1,650,000, due October 15, 2009. The note bears interest at an adjustable rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and the Company’s interest in AeroCentury VI LLC and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 20, 2009, interest only from April 20, 2009 until the maturity date, and a balloon principal payment due on the maturity date. If the aircraft lease agreement is terminated on April 15, 2008 pursuant to a lessee early termination option, the note will be due October 15, 2008, and the interest only period will be from April 20, 2008 through October 15, 2008. The balance of the note payable at June 30, 2006 was $1,567,270 and interest of $3,970 was accrued. As of June 30, 2006, the Company was in compliance with all covenants of this note obligation and is currently in compliance.

In November 2005, the Company refinanced two DHC-8 aircraft that had been part of the collateral base for its credit facility. The financing, by a bank separate from its credit facility, was provided to a special purpose subsidiary to which the aircraft were transferred. The financing resulted in a note obligation in the amount of $6,400,000, due November 10, 2008, which bears interest at the rate 7.87%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 22, 2008, interest only from April 22, 2008 until the maturity date, and a balloon principal payment due on the maturity date. The balance of the note payable at June 30, 2006 was $5,876,990 and interest of $11,560 was accrued. As of June 30, 2006, the Company was in compliance with all covenants of this note obligation and is currently in compliance.

The availability of special purpose financing in the future will depend on several factors including (1) the availability of funds to be used for the equity portion of the financing, (2) the type of asset being financed, (3) the creditworthiness of the underlying lessee and (4) continued compliance with the Company’s credit facility covenants. The availability of funds for the equity portion of the financing will be dependent on the Company's cash flow, as discussed in "Cash Flow," below.

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

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its credit facility, based upon its estimates of future revenues and expenditures. The Company’s expectations concerning such cash flows are based on existing lease terms and rents, as well as numerous estimates, including (i) rents on assets to be re-leased, (ii) sale proceeds of certain assets currently under lease, (iii) the cost and anticipated timing of maintenance to be performed and (iv) acquisition of additional aircraft and the lease thereof at favorable lease terms. While the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions. Among the more significant external factors outside the Company’s control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that may negatively affect the Company’s profitability and may cause the Company to violate covenants of its credit facility, requiring repayment of some or all of the amounts outstanding under its credit facility, (ii) lessee non-performance or non-compliance with lease obligations (which may affect credit facility collateral limitations as well as revenue and expenses) and (iii) an unexpected deterioration of demand for aircraft equipment.

(i) Operating activities

The Company’s cash flow from operations for the six months ended June 30, 2006 versus the six months ended June 30, 2005 increased by approximately $2,701,000. The change in cash flow is a result of changes in several cash flow items during the period, including principally the following:

Lease rents, maintenance reserves and security deposits

Payments received from lessees for rent were approximately $2,933,000 higher in the six months ended June 30, 2006 versus 2005, due primarily to the effect of increased lease revenue from aircraft purchased beginning in April 2005. Although increased demand generally in the turboprop market has caused lease rates to stabilize and, in some cases, rise, it cannot be predicted that rental rates on aircraft to be re-leased will not decline, so that, absent additional acquisitions by the Company, aggregate lease revenues for the current portfolio could decline over the long term.

Payments received from lessees for maintenance reserves increased by approximately $658,000 in the first six months of 2006 versus the same period in 2005, reflecting principally an increase in the number of aircraft owned by the Company and an increase in usage by lessees.

Security deposits received increased by approximately $923,000 in the six months ended June 30, 2006 versus the same period in 2005, because of the cash deposits received in connection with the re-lease of aircraft in 2006.

Expenditures for maintenance

Expenditures for maintenance were approximately $2,042,000 higher in the first six months of 2006 versus 2005 primarily as a result of higher payments during 2006 for maintenance performed to ready several of the Company’s aircraft for remarketing. The effect of these expenditures was partially offset by lower payments for maintenance performed by lessees, which were funded by maintenance reserves held by the Company. The amount of expenditures for maintenance in future periods will be dependent on the amount and timing of maintenance paid from lessee maintenance reserves held by the Company and the off-lease status of the Company’s aircraft.

Expenditures for interest

Expenditures for interest expense increased by approximately $540,000 in the six months ended June 30, 2006 versus the same period in 2005, primarily as a result of higher average interest rates and a higher average principal balance in 2006. Interest expenditures in future periods will be a product of prevailing interest rates and the outstanding principal balance on financings, which may be influenced by future acquisitions and/or required repayments resulting from changes in the collateral base.

Expenditures for management fees

Expenditures for management fees increased by approximately $488,000 in the six months ended June 30, 2006 versus the same period in 2005, as a result of aircraft purchases since April 2005.

Expenditures for acquisition fees

During the first six months of 2006, the Company paid $314,000 to JMC for the acquisition fee accrued in December 2005 upon the purchase of four aircraft and which was included in the Company’s accounts payable balance at December 31, 2005.

Expenditures for prepaid expenses

Expenditures for prepaid expenses were approximately $293,000 higher in the first six months of 2006 compared to the same period in 2005 primarily because of fees paid in connection with the renewal of the Company’s credit facility and the addition of a bank to the facility, both of which are amortized over the remaining term of the facility, an annual administrative fee related to the facility, and legal costs related to several aircraft re-leases, which are amortized over the term of the lease.

Income taxes

Income tax payments were approximately $1,656,000 lower in the first six months of 2006 compared to the same period in 2005 primarily because the Company made payments of approximately $1,704,000 in 2005 for 2004 tax expense which was the result of the sale of a portfolio of engines in December 2004. In addition, the Company had lower taxable income in 2006 than in 2005.

(ii) Investing activities

The $2,438,000 increase in cash flow provided by investing activities in the first six months of 2006 versus the same period in 2005 was primarily due to a net decrease in the amount invested in aircraft assets and received from aircraft sales in 2006.

(iii) Financing activities

The Company borrowed approximately $5,866,000 less in the first six months of 2006 versus the same period in 2005 for aircraft financing and repaid approximately $3,282,000 less of its outstanding debt in 2006. In 2006, the Company’s borrowings included $1,650,000 for the refinancing of an aircraft and repayments included approximately $1,566,000 which was repaid from the refinancing proceeds.

Outlook

As discussed, in “Liquidity and Capital Resources - Credit Facility” above, the Company was out of compliance with a financial covenant under its credit facility, but received a waiver of that covenant for the fiscal quarter ended June 30, 2006. The Company anticipates that it will be in compliance with the financial covenant that was waived at the time of next measurement on September 30, 2006, The Company is currently in compliance with all other covenants, and, based on its current projections, the Company believes it will continue to be in compliance with all covenants of its credit facility, but there can be no assurance of such compliance. See "Factors That May Affect Future Results - 'Credit Facility Obligations' and 'Risks of Debt Financing'," below.

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

All of the Company’s aircraft are currently on lease. The next scheduled expiration of one of the Company’s aircraft leases is in November 2006, and the Company expects it will be extended at that time.

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

The acquisition of eight Fokker 50 aircraft and six DHC-8 aircraft in 2004 and 2005 made these two aircraft types the dominant aircraft types in the portfolio, constituting 14 and 11, respectively, of the 33 aircraft currently in the portfolio and representing 38% and 50%, respectively, based on book value. As a result, a change in the desirability and availability of either or both of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately large impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of additional Fokker 50 or DHC-8 aircraft will increase the Company’s risks related to its concentration of those aircraft types.

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

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Acct, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company’s transactions are properly authorized; (2) the Company’s assets are safeguarded against unauthorized or improper use; and (3) the Company’s transactions are properly recorded and reported, all to permit the preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles.

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

PART II
OTHER INFORMATION

Items 1, 2, 3, and 5 have been omitted as they are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 27, 2006, the Company held its annual stockholders' meeting in San Carlos, California. At that meeting, Thomas W. Orr and Marc J. Anderson were re-elected to the Board of Directors.  The vote tally was as follows:
	FOR ELECTION	WITHHELD
Mr. Anderson	1,313,484	17,244
Mr. Orr	1,308,329	22,399

The stockholders also confirmed the appointment of PricewaterhouseCoopers LLP as auditors of the Company.  The vote was as follows:

IN FAVOR	1,239,255
AGAINST	1,217
ABSTAIN	36,554

The terms off office for Neal D. Crispin, Toni M. Perazzo, Thomas G. Hiniker and Evan M. Wallach continued after the annual stockholders’ meeting on April 27, 2006.

Item 6. Exhibits

Exhibit Number	Description
10.1
Form of Joinder Agreement and Thirteenth Amendment to Amended and Restated Credit Agreement, dated May 15, 2006, by and among the Company, National City Bank, as agent, and National City Bank, California Bank & Trust, First Bank d.b.a. First Bank & Trust, and Bridge Bank, N.A., as lenders. (1)

10.2	Form of Credit Agreement, dated April 19, 2006, by and between AeroCentury Investments VI, LLC and Landsbanki Islands HF. (2)
10.3
Form of Waiver to Credit Agreement, dated July 19, 2006, by and among the Company, National City Bank, as agent, and National City Bank, California Bank & Trust, First Bank d.b.a. First Bank & Trust, and Bridge Bank, N.A., as lenders. (3)

31.1	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2006.

(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 24, 2006.

(3)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 24, 2006.

* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.`

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROCENTURY CORP.

Date: August 14, 2006	By:	/s/ Toni M. Perazzo

Title: Sr. Vice President - Finance and Chief Financial Officer