Form 10QSB
period 2006-09-30
AEROCENTURY CORP
filed 2006-11-13
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2006 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, issued, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Item 1 "Financial Statements, Note 1" the statement regarding the Company's belief that its current tax positions are highly certain and that implementation of FASB Interpretation No. 48 will not have any material effect on its tax accounts, balances or provisions; and the Company’s belief that SAB 108 will have a material impact on the Company’s results of operations but will not have a material impact on the Company’s financial position (ii) in Item 1 “Financial Statements, Note 5” the statement that future taxable income will likely be sufficient to realize the tax benefits of all the deferred tax assets on the balance sheet; (iii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements regarding the Company's belief that it continue to be in compliance with all covenants of its credit facility; and that it will have adequate cash flow to meet its ongoing operational needs; (iv) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements regarding the Company's belief that the lease for an aircraft that expires in November 2006 will be extended; and that the Company’s adoption of a new method for accounting of planned major maintenance will lead to a greater fluctuation in quarterly earnings; and (v) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results,” statements regarding the Company's belief that it will be able to meet its short term cash flow needs; that it will have sufficient cash to fund any required repayments under its credit facility caused by borrowing base limitations as a result of assets scheduled to come off lease in the near term; that it will have sufficient funds to pay increased Sarbanes-Oxley compliance costs; that it will acquire primarily used aircraft and expect to concentrate in a limited number of airframe and aircraft engine types; that overseas markets present business opportunities; that the Company is competitive because of JMC's experience and operational efficiency and will benefit because of JMC's reputation in the marketplace.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," including the compliance of the Company's lessees with obligations under their respective leases; risks related to use of debt financing for acquisitions; the Company’s success in finding additional financing and appropriate assets to acquire with such financing; general economic conditions, particularly those that affect the air travel industry; unanticipated sharp increases in interest rates; further disruptions to the air travel industry due to terrorist attacks; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

AeroCentury Corp.
Condensed Consolidated Balance Sheet
Unaudited

ASSETS

September 30, 2006

Assets:
Cash and cash equivalents	$3,245,260
Accounts receivable	947,140
Aircraft and aircraft engine held for lease, net of accumulated depreciation of $20,767,730	90,044,570
Prepaid expenses and other	730,610

Total assets	$94,967,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$896,810
Notes payable and accrued interest	54,813,300
Maintenance reserves and accrued costs	13,995,480
Security deposits	4,092,860
Prepaid rent	515,710
Deferred taxes	1,243,130
Taxes payable	10,490

Total liabilities	75,567,780

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 3,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,610
Paid in capital	13,821,200
Retained earnings	6,081,060
19,903,870
Treasury stock at cost, 63,300 shares	(504,070)

Total stockholders’ equity	19,399,800

$94,967,580

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
Unaudited

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Revenues and other income:

Operating lease revenue	$11,454,940	$8,216,510	$3,920,000	$2,956,410
Gain/(loss) on sale of aircraft	408,840	(59,550)	-	-
Other income	2,400,700	94,600	9,510	130

	14,264,480	8,251,560	3,929,510	2,956,540
Expenses:
Depreciation	3,708,520	2,935,430	1,247,560	1,030,030
Interest	3,687,380	2,456,860	1,271,750	877,000
Management fees	2,061,720	1,705,960	678,460	594,470
Maintenance	3,554,920	219,870	221,600	169,440
Professional fees and general and administrative	413,450	405,420	124,690	129,500
Insurance	183,000	242,140	53,760	75,160
Bad debt expense	48,820	88,110	-	-
Provision for impairment in value of aircraft	-	12,180	-	-

	13,657,810	8,065,970	3,597,820	2,875,600

Income before taxes	606,670	185,590	331,690	80,940

Tax provision	196,970	47,770	112,580	28,840

Net income	$409,700	$137,820	$219,110	$52,100

Weighted average common shares outstanding	1,543,257	1,543,257	1,543,257	1,543,257

Basic and diluted earnings per share	$0.27	$0.09	$0.14	$0.03

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended September 30,
	2006	2005

Net cash provided by operating activities	$ 6,007,910	$ 3,240,390

Investing activities:
Payments received on note receivable	-	210,080
Proceeds from disposal of assets	1,434,770	7,900,130
Purchase of aircraft	(1,015,760)	(14,488,870)
Net cash provided/(used) by investing activities	419,010	(6,378,660)

Financing activities:
Issuance of notes payable	1,650,000	10,941,000
Repayment of notes payable	(5,450,570)	(8,800,690)
Net cash (used)/provided by financing activities	(3,800,570)	2,140,310

Net increase/(decrease) in cash and cash equivalents	2,626,350	(997,960)

Cash and cash equivalents, beginning of period	618,910	2,403,630

Cash and cash equivalents, end of period	$ 3,245,260	$ 1,405,670

During the nine months ended September 30, 2006 and 2005, the Company paid interest totaling $3,454,330 and $2,492,450, respectively, and income taxes totaling $48,800 and $1,780,380, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006

1. Organization and Summary of Significant Accounting Policies

(a)  Basis of Presentation

AeroCentury Corp. (“AeroCentury”), a Delaware corporation, uses leveraged financing to acquire leased aircraft assets. The Company (as defined below) purchases used regional aircraft on lease to foreign and domestic regional carriers. Financial information for AeroCentury and its wholly-owned subsidiaries, AeroCentury Investments V LLC (“AeroCentury V LLC”) and AeroCentury Investments VI LLC (“AeroCentury VI LLC”) (collectively, the “Company”), is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation.

(b) Cash and Cash Equivalents/Deposits

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less from the date of acquisition, as cash equivalents.

(c) Aircraft and Aircraft Engine Held For Lease and Held for Sale

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
September 30, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

(e) Loan Commitment and Related Fees

To the extent that the Company is required to pay loan commitment fees and legal fees in order to secure debt, such fees are amortized over the life of the related loan.

(f) Maintenance Reserves and Accrued Costs

Maintenance costs under the Company’s triple net leases are generally the responsibility of the lessees. The accompanying consolidated balance sheet reflects liabilities for maintenance reserves and accrued costs, which include refundable and non-refundable maintenance payments received from lessees based on usage. At September 30, 2006, the Company’s maintenance reserves and accruals consisted of the following:

Refundable maintenance reserves	$1,634,880
Non-refundable maintenance reserves	8,454,510
Accrued costs	3,906,090
$13,995,480

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

When an aircraft is sold, any remaining accrual is reversed and included in the Company’s gain or loss on sale calculation. During the nine months ended September 30, 2006 and 2005, $378,770 and $282,030, respectively, of excess accruals were so included.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

(f) Maintenance Reserves and Accrued Costs (continued)

Additions to and deductions from the Company’s accruals during the nine months ended September 30, 2006 and 2005 for maintenance work were as follows:

	For the Nine Months Ended September 30,
	2006	2005
Additions:
Charged to expense	$3,175,220	$196,800
Charged to other -
Reclassification of reserves collected from lessees to the Company’s own liability account	359,450	40,050
	3,534,670	236,850
Deductions:
Paid for previously accrued maintenance	2,588,390	316,570
Reversals of over-accrued maintenance	11,850	760
Included in gain/(loss) on sale of aircraft and aircraft engines	378,770	282,030
	2,979,010	599,360

Net increase/(decrease) in accrued maintenance costs, in excess of amounts received under the leases	555,660	(362,510)

Balance, beginning of period	3,350,430	2,296,520

Balance, end of period	$3,906,090	$1,934,010

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

(h) Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

(h) Income Taxes (continued)

or changes the allowance in a period, the Company reflects the corresponding increase or decrease within the tax provision in the consolidated statement of operations.

(i) Revenue Recognition and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. The Company estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer, the level of past due accounts, and its analysis of the lessees’ overall financial condition. If the financial condition of the Company’s customers deteriorates, it could result in actual losses exceeding any estimated allowances.

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

(k) Comprehensive Income

The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of operations. As a result, comprehensive income equals net income for the three months and nine months ended September 30, 2006 and 2005.

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
September 30, 2006

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Interpretation No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. The Company is required to implement Interpretation No. 48 in the year beginning January 1, 2007; however, the Company believes that its current tax positions are highly certain and therefore that such implementation will not have any material affect on its tax accounts, balances or provisions.

FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (“FSP AUG AIR-1”), was posted on September 8, 2006 and prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP AUG AIR-1 must be applied to the first fiscal year beginning after December 15, 2006. The Company is evaluating the impact of adoption of FSP AUG AIR-1 on its consolidated financial statements.

On September 13, 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108 (SAB Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which outlines the approach it believes registrants should use to quantify the misstatement of current year financial statements that results from misstatements of prior year financial statements.  Implementing the approach outlined in SAB 108 may require the Company to make significant adjustments in its 2006 annual financial statements.  The SAB will change practice by requiring registrants to use a combination of two approaches, the “rollover” approach, which quantifies a misstatement based on the amount of the error originating in the current year income statement and the “iron curtain” approach, which quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. The SAB requires registrants to adjust their financial statements if the new approach results in a conclusion that an error is material.  SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is required to adopt SAB 108 in the year ending December 31, 2006.  Management believes the impact of adopting SAB 108 will have a material impact on results of operations but will not have a material impact on the Company’s financial position.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006

2. Aircraft and Aircraft Engine Held for Lease

At September 30, 2006, the Company owned eleven deHavilland DHC-8s, three deHavilland DHC-6s, fourteen Fokker 50s, two Saab 340As, three Saab 340Bs and one turboprop engine which are held for lease. At September 30, 2006, all of the Company’s aircraft were on lease. The Company’s spare turboprop engine was leased in November 2006.

3. Notes Payable and Accrued Interest

(a) Credit facility

In November 2005, the Company’s $50 million credit facility was renewed through October 31, 2007. In connection with the renewal, certain financial covenants were modified, including the applicable margin which is added to the index rate for each of the Company’s outstanding loans under the credit facility. The margin, which is determined by certain financial ratios, was revised from a range of 275 to 375 basis points to a range of 275 to 325 basis points. In May 2006, a participant was added to the Company’s credit facility and the amount of the facility was increased to $55 million. During the first nine months of 2006, the Company repaid $3 million of the outstanding principal under its credit facility. As a result of maintenance expense in connection with preparing one of the Company’s aircraft for lease in the second quarter, on June 30, 2006, the Company was out of compliance with a financial ratio covenant which is based on net income. The Company obtained a waiver from its banks regarding that covenant for the quarter then ended. As of September 30, 2006, the Company was in compliance with all covenants under its credit facility agreement, $46,996,000 was outstanding under the credit facility, and interest of $655,260 was accrued.

(b) Special purpose financing

In September 2000, a special purpose subsidiary acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation in the amount of $3,575,000, due April 15, 2006, which bore interest at the rate of one-month LIBOR plus 3%. The note was collateralized by the aircraft and was non-recourse to the Company. Payments due under the note consisted of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provided for a six month remarketing period at the expiration or early termination of the lease. This note obligation was refinanced in April 2006, using bank financing from another lender, and the subsidiary was dissolved. The aircraft was transferred to AeroCentury VI LLC, a newly formed special purpose limited liability company, which borrowed $1,650,000, due October 15, 2009. The note bears interest at an adjustable rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and the Company’s interest in AeroCentury VI LLC and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 20, 2009, interest only from April 20, 2009 until the maturity date, and a balloon principal payment due on the maturity date. If the aircraft lease agreement is terminated on April 15, 2008 pursuant to a lessee early termination option, the note will be due October 15, 2008, and the interest only period will be from April 20, 2008 through October 15, 2008. During the first nine months of 2006, these two special purpose subsidiaries repaid $1,785,530 of principal. The balance of the note payable at September 30, 2006 was $1,495,360 and interest of $3,810 was accrued. As of September 30, 2006, the Company was in compliance with all covenants of this note obligation.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006

3. Notes Payable and Accrued Interest (continued)

(b) Special purpose financing (continued)

In November 2005, the Company refinanced two DHC-8 aircraft that had been part of the collateral base for its credit facility. The financing, by a bank separate from its credit facility, was provided to a newly formed special purpose subsidiary, AeroCentury V LLC, to which the aircraft were transferred. The financing resulted in a note obligation in the amount of $6,400,000, due November 10, 2008, which bears interest at the rate 7.87%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 22, 2008, interest only from April 22, 2008 until the maturity date, and a balloon principal payment due on the maturity date. During the first nine months of 2006, AeroCentury V LLC repaid $665,040 of principal. The balance of the note payable at September 30, 2006 was $5,651,750 and interest of $11,120 was accrued. As of September 30, 2006, the Company was in compliance with all covenants of this note obligation.

4. Stockholder Rights Plan

On April 8, 1998, the Company’s Board of Directors adopted a stockholder rights plan granting a dividend of one stock purchase right for each share of the Company’s common stock outstanding as of April 23, 1998. The rights become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group. Each right entitles the holder to purchase one one-hundredth of a share of Series A Preferred Stock of the Company at an exercise price of $66.00 per one-one-hundredth of a share. Each right entitles the holder, other than an “acquiring person,” to acquire shares of the Company’s common stock at a 50% discount to the then prevailing market price. The Company’s Board of Directors may redeem outstanding rights at a price of $0.01 per right.

5. Income Taxes

The items comprising income tax expense are as follows:
	For the Nine Months Ended September 30,
	2006	2005
Current tax provision:
Federal	$-	$175,390
State	11,140	1,630
Current tax provision	11,140	177,020

Deferred tax provision/(benefit):
Federal	202,540	(103,330)
State	(16,710)	(25,920)
Deferred tax provision/(benefit)	185,830	(129,250)
Total provision for income taxes	$196,970	$47,770

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006

5. Income Taxes (continued)

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Nine Months Ended September 30,
	2006	2005
Income tax provision at statutory federal income tax rate	$206,450	$63,100
State tax provision, net of federal benefit	9,060	1,090
Adjustment to asset tax basis	-	10,100
Tax rate differences	(23,200)	(26,520)
Other	4,660	-
Total income tax provision	$196,970	$47,770

Tax rate differences resulted from a decrease in the Company's effective state tax rates due to changes in state apportionment percentages.

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of September 30, 2006 are as follows:

Deferred tax assets:
Deferred maintenance	$1,748,050
Maintenance reserves	2,463,590
Current year tax losses	847,550
Prepaid rent and other	195,930
Deferred tax assets	5,255,120
Deferred tax liabilities:
Depreciation on aircraft and aircraft engines	(6,387,100)
Other	(111,150)
Net deferred tax liabilities	$(1,243,130)

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

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006

6. Related Party Transactions

The Company has no employees. Its portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JMC, which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $2,061,720 and $1,705,960 during the nine months ended September 30, 2006 and 2005, respectively. Because the Company did not acquire any aircraft during the first nine months of 2006, no acquisition fees were paid to JMC for this period. The Company accrued acquisition fees totaling $520,900 payable to JMC during the first nine months of 2005. The Company recorded remarketing fees totaling $44,000 and $73,250 to JMC in connection with the sale of aircraft in the first nine months of 2006 and 2005, respectively.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

The Company is a lessor of turboprop aircraft and engines which are used by customers pursuant to triple net operating leases. The acquisition of such equipment is generally made using debt financing. The Company’s profitability and cash flow are dependent in large part upon its ability to acquire equipment, obtain and maintain favorable lease rates on such equipment, and re-lease or sell owned equipment that comes off lease. The Company is subject to the credit risk of its lessees, both as to collection of rent and to performance by the lessees of obligations for maintaining the aircraft. Since lease rates for assets in the Company’s portfolio generally decline as the assets age, the Company’s ability to maintain revenue and earnings is dependent upon the Company’s ability to grow its asset portfolio.

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

With respect to estimated maintenance costs, the Company has found its accruals to be generally accurate. Its accruals, however, are based on the assumption that aircraft will be returned at lease end in accordance with the return conditions of the lease. Consequently, as a result of two past situations, the Company has incurred significant maintenance expense when aircraft were returned early and in a condition worse than required by the lease and for which the Company was unable to recover the costs of non-compliance from the lessees.

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

e. Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.

Results of Operations

a. Revenues and other income

Operating lease revenue was approximately $3,238,000 and $964,000 higher in the nine months and three months ended September 30, 2006 versus the same periods in 2005, primarily because of increased operating lease revenue from aircraft purchased beginning in April 2005 and revenue from two aircraft which had been off lease in 2005.

Gain on sale of aircraft was approximately $409,000 for the nine months ended September 30, 2006 as a result of the sale of an aircraft in April 2006. Loss on sale of aircraft was approximately $60,000 for the nine months ended September 30, 2005 as a result of the sale of an aircraft in February 2005.

Other income was approximately $2,306,000 higher in the nine months ended September 30, 2006 versus the same period in 2005, primarily as a result of $2,396,000 of non-refundable maintenance reserves retained by the Company which were recorded as income at lease end in 2006. Other income was approximately the same in the three month periods of both years.

b. Expense items

Depreciation was approximately $773,000 and $218,000 higher in the nine months and three months ended September 30, 2006, respectively, versus the same periods in 2005. These increases were primarily because of purchases of aircraft beginning in April 2005, the effect of which was partially offset by the sale of two aircraft, one in November 2005 and the second in April 2006. Management fees, which are calculated on the net book value of the aircraft owned by the Company, were approximately $356,000 and $84,000 higher in the nine month and three month periods of 2006 compared to 2005, respectively, for the same reasons.

Interest expense was approximately $1,231,000 and $395,000 higher in the nine months and three months ended September 30, 2006 versus the same periods in 2005 primarily as a result of increases in the index rates upon which the Company’s interest rates are based and a higher average principal balance in 2006 compared to 2005, the effect of which was partially offset by a lower margin in 2006 than in 2005.

Maintenance expense was approximately $3,335,000 higher in the nine months ended September 30, 2006 versus the same period in 2005. In 2006, the Company retained non-refundable maintenance reserves when two aircraft were returned to the Company at lease end and recorded such amounts as other income, discussed above. Based on the condition of the aircraft at the time of return, the Company accrued approximately $2,392,000 of maintenance expense for which the Company is responsible. In 2006, the Company also accrued approximately $1,163,000 of expense to prepare several aircraft for re-lease. In 2005, the Company accrued approximately $220,000 of maintenance expense, for the storage and preparation for re-lease of several aircraft. Maintenance expense was approximately $52,000 higher in the three months ended September 30, 2006 compared to the same period in 2005, primarily because of the expense to prepare an aircraft for re-lease.

The Company's insurance expense consists primarily of insurance for off-lease aircraft and aircraft engines, which varies depending on the type of assets insured during each period and the length of time each asset is insured. As a result of the combination of assets insured during each period and the length of time each was insured, insurance expense was approximately $59,000 and $21,000 lower in the nine months and three months ended September 30, 2006, respectively, versus the same periods in 2005.

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

The Company did not record any impairment charges in the first nine months of 2006. In the first nine months of 2005, the Company recorded an impairment charge of approximately $12,000 for one of its aircraft, based on the estimated net sales proceeds pursuant to an agreement to sell the aircraft.

The Company’s effective tax rates for the nine months ended September 30, 2006 and 2005 were approximately 32% and 26%, respectively. The change in rate was primarily a result of the recognition of tax benefits relating to different state tax rates that had been accrued in prior years. Since the Company earned less income for the period ended September 30, 2005 than it earned for the period ended September 30, 2006, the recognition of tax benefits related to the reduced state tax rates acted to reduce the Company’s effective tax rate more for the period ended September 30, 2005 than it did for the period ended September 30, 2006. In addition, during the period ended September 30, 2006, the Company leased more aircraft within the United States which resulted in additional state tax expense than for that period than for the period ended September 30, 2005.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through credit facility borrowings, special purpose financing and excess cash flow.

(a) Credit facility

In November 2005, the Company’s credit facility was renewed through October 31, 2007. In connection with the renewal, certain financial covenants were modified, including the applicable margin which is added to the index rate for each of the Company’s outstanding loans under the credit facility. The margin, which is determined by certain financial ratios, was revised from a range of 275 to 375 basis points to a range of 275 to 325 basis points. In May 2006, a participant was added to the Company’s credit facility and the amount of the facility was increased from $50 million to $55 million.

During the first nine months of 2006, the Company repaid $3 million of the outstanding principal under its credit facility. The balance of the note payable at September 30, 2006 was $46,996,000 and interest of $655,260 was accrued.

As a result of maintenance expense in connection with preparing one of the Company’s aircraft for lease in the second quarter, on June 30, 2006, the Company was out of compliance with a financial ratio covenant which is based on net income. The Company obtained a waiver from its banks regarding that covenant for the quarter then ended. The Company is currently in compliance with all covenants and, based on its current projections, the Company believes it will continue to be in compliance with all covenants of its credit facility, but there can be no assurance of such compliance in the future. See "Factors That May Affect Future Results - 'Credit Facility Obligations' and 'Risks of Debt Financing'," below.

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

(b) Special purpose financing

In September 2000, a special purpose subsidiary acquired a deHavilland DHC-8 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation in the amount of $3,575,000, due April 15, 2006, which bore interest at the rate of one-month LIBOR plus 3%. The note was collateralized by the aircraft and was non-recourse to the Company. Payments due under the note consisted of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provided for a six month remarketing period at the expiration or early termination of the lease. This note obligation was refinanced in April 2006, using bank financing from another lender, and the subsidiary was dissolved. The aircraft was transferred to AeroCentury VI LLC, a newly formed special purpose limited liability company, which borrowed $1,650,000, due October 15, 2009. The note bears interest at an adjustable rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and the Company’s interest in AeroCentury VI LLC and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 20, 2009, interest only from April 20, 2009 until the maturity date, and a balloon principal payment due on the maturity date. If the aircraft lease agreement is terminated on April 15, 2008 pursuant to a lessee early termination option, the note will be due October 15, 2008, and the interest only period will be from April 20, 2008 through October 15, 2008. During the first nine months of 2006, these two special purpose subsidiaries repaid $1,785,530 of principal. The balance of the note payable at September 30, 2006 was $1,495,360 and interest of $3,810 was accrued. As of September 30, 2006, the Company was in compliance with all covenants of this note obligation and is currently in compliance.

In November 2005, the Company refinanced two DHC-8 aircraft that had been part of the collateral base for its credit facility. The financing, by a bank separate from its credit facility, was provided to a newly formed special purpose subsidiary, AeroCentury V LLC, to which the aircraft were transferred. The financing resulted in a note obligation in the amount of $6,400,000, due November 10, 2008, which bears interest at the rate 7.87%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 22, 2008, interest only from April 22, 2008 until the maturity date, and a balloon principal payment due on the maturity date. During the first nine months of 2006, AeroCentury V LLC repaid $665,040 of principal. The balance of the note payable at September 30, 2006 was $5,651,750 and interest of $11,120 was accrued. As of September 30, 2006, the Company was in compliance with all covenants of this note obligation and is currently in compliance.

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

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its credit facility, based upon its estimates of future revenues and expenditures. The Company’s expectations concerning such cash flows are based on existing lease terms and rents, as well as numerous assumptions, including (i) rents on assets to be re-leased, (ii) sale proceeds of certain assets currently under lease, (iii) the cost and anticipated timing of maintenance to be performed and (iv) acquisition of additional aircraft and the lease thereof at favorable lease terms. While the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions. Among the more significant external factors outside the Company’s control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that may negatively affect the Company’s profitability and may cause the Company to violate covenants of its credit facility, requiring repayment of some or all of the amounts outstanding under its credit facility, (ii) lessee non-performance or non-compliance with lease obligations (which may affect credit facility collateral limitations as well as revenue and expenses) and (iii) an unexpected deterioration of demand for aircraft equipment.

(i) Operating activities

The Company’s cash flow from operations for the nine months ended September 30, 2006 versus the nine months ended September 30, 2005 increased by approximately $2,768,000. The change in cash flow is a result of changes in several cash flow items during the period, including principally the following:

Lease rents and security deposits

Payments received from lessees for rent were approximately $3,560,000 higher in the nine months ended September 30, 2006 versus 2005, due primarily to the effect of increased lease revenue from aircraft purchased beginning in April 2005. Although increased demand generally in the turboprop market has caused lease rates to stabilize and, in some cases, rise, it cannot be predicted that rental rates on aircraft to be re-leased will not decline, so that, absent additional acquisitions by the Company, aggregate lease revenues for the current portfolio could decline over the long term.

Security deposits received increased by approximately $793,000 in the nine months ended September 30, 2006 versus the same period in 2005, because of the cash deposits received in connection with the re-lease of aircraft in 2006.

Expenditures for maintenance

Expenditures for maintenance were approximately $2,286,000 higher in the first nine months of 2006 versus 2005 primarily as a result of payments during 2006 for maintenance performed to ready several of the Company’s aircraft for remarketing. The effect of these expenditures was partially offset by lower payments for maintenance performed by lessees, which were funded by the payout of maintenance reserves held by the Company. The amount of expenditures for maintenance in future periods will be dependent on the amount and timing of maintenance paid from lessee maintenance reserves held by the Company and the off-lease status of the Company’s aircraft.

Expenditures for interest

Expenditures for interest increased by approximately $962,000 in the nine months ended September 30, 2006 versus the same period in 2005, primarily as a result of higher average interest rates and a higher average principal balance in 2006. Interest expenditures in future periods will be a product of prevailing interest rates and the outstanding principal balance on financings, which may be influenced by future acquisitions and/or required repayments resulting from changes in the collateral base.

Expenditures for management fees

Expenditures for management fees increased by approximately $575,000 in the nine months ended September 30, 2006 versus the same period in 2005, as a result of aircraft purchases since April 2005.

Income taxes

Income tax payments were approximately $1,732,000 lower in the first nine months of 2006 compared to the same period in 2005 primarily because the Company made payments of approximately $1,704,000 in 2005 for 2004 tax expense which was the result of the sale of a portfolio of engines in December 2004. In addition, the Company had lower taxable income in 2006 than in 2005.

(ii) Investing activities

The $6,798,000 increase in cash flow provided by investing activities in the first nine months of 2006 versus the same period in 2005 was primarily due to a decrease in the amount invested in aircraft assets which was partially offset by a decrease in the amount received from aircraft sales in 2006.

(iii) Financing activities

The Company borrowed approximately $9,291,000 less in the first nine months of 2006 versus the same period in 2005 for aircraft financing and repaid approximately $3,350,000 less of its outstanding debt in 2006. In 2006, the Company’s borrowings included $1,650,000 for the refinancing of an aircraft and repayments included approximately $1,566,000 which was repaid from the refinancing proceeds.

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

The Company continually monitors the financial condition of its lessees to prevent unanticipated creditworthiness issues, and where necessary, works with lessees to ensure continued compliance with both monetary and non-monetary obligations under their respective leases. Currently, the Company is closely monitoring the performance of two lessees with a total of three aircraft under lease. The Company continues to work closely with these lessees to ensure compliance with their current obligations. During 2006, the Company incurred $49,000 of bad debt expense related to amounts owed by a former lessee at the time the Company and the lessee agreed to the early termination of the lease. If any of the Company's current lessees are unable to meet their lease obligations, the Company's future results could be materially impacted. Any weakening in the aircraft industry may also affect the performance of lessees that currently appear to the Company to be creditworthy. See "Factors that May Affect Future Results - General Economic Conditions," below

Due to the recent adoption of FASB Staff Position AUG AIR-1, as discussed in Footnote 1 to the Financial Statements, the Company must discontinue the accrue-in-advance method of accounting for planned major maintenance for financial reporting periods beginning on January 1, 2007. Under the accrue-in-advance method of accounting, the collection of non-refundable maintenance reserves for planned major maintenance and disbursements from reserves to lessees to pay for maintenance performed was reflected only on the Company's balance sheet. The Company is still evaluating the impact of the adoption of this new staff position and determining which alternative method of accounting it will use going forward. In any event, the new mandated accounting methods will require receipt of non-refundable maintenance reserves for planned major maintenance from the Company's lessees to be reflected as income on the income statements, and release of maintenance reserves to be reflected as an expense when maintenance is actually performed. Therefore, beginning in the first quarter of 2007, the Company believes that the Company's reported net income may be subject to greater fluctuations from quarter to quarter than would have been the case had the Company continued its use of the accrue-in-advance method of accounting for planned major maintenance activities. Furthermore, because this guidance must be applied retroactively, the Company anticipates that, beginning with its March 31, 2007 financial reporting requirements, the balance sheet will reflect a catch-up cumulative adjustment to retained earnings as of January 1, 2006, as a result of the change to the new accounting method.

Factors that May Affect Future Results

Need for Additional Financing. As there is limited availability under the Company's $55 million credit facility, in order to continue increasing its asset base, it will need additional sources of financing. The Company is currently actively seeking additional debt financing through an increase in the amount of the credit facility and through other sources of acquisition financing, but there is no assurance that it will be able to obtain such financing on terms that are acceptable to the Company. In the absence of such financing, the Company will likely be able to meet its short-term cash flow needs, but over the long term, its revenues will decrease consistently as the Company’s existing asset base ages and lease rates decline as the assets age.

Risks of Debt Financing. The Company’s use of debt as the primary form of acquisition financing subjects the Company to increased risks of leveraging. With respect to the credit facility, the loans are secured by the Company’s existing assets as well as the specific assets acquired with each financing. In addition to payment obligations, the credit facility also requires the Company to comply with certain financial covenants, including a requirement of positive annual earnings, interest coverage and net worth ratios. Any default under the credit facility, if not waived by the lenders, could result in foreclosure upon not only the asset acquired using such financing, but also the existing assets of the Company securing the loan. It is possible that some form of subordinated debt may be issued by the Company to fund acquisitions if the credit facility is not increased, or in combination with an increase in the credit facility. Such financing may have separate, more restrictive covenants, and may magnify the adverse consequences of a lessee default.

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

Recent actions by the Federal Reserve Board indicate that its previous moves to increase the prevailing short term borrowing rates have ceased for the time being, but there is no assurance that economic circumstances may not cause the Board to resume moving short term borrowing rates higher. The Company has not hedged its variable rate debt obligations and such obligations are based on short-term interest rate indexes. Consequently, if an interest rate increase were great enough, the Company might not be able to generate sufficient lease revenue to meet its interest payment and other obligations and comply with the net earnings covenant of its credit facility.

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

Increased Compliance Costs. Current Sarbanes-Oxley Act requirements applicable to the Company effective for the year ended December 31, 2007, relating to internal controls and auditors' responsibilities to review and opine on those controls, could result in significantly higher fees and expenses in connection with auditor services beginning in the second half of 2006. The increase will generally arise from increased auditor responsibilities, including broadening of the scope of the auditor's examination to include the Company's internal controls. If the regulations remain unchanged, the Company anticipates that it will have sufficient funds to pay for the increased compliance costs.

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

Leasing Risks. The Company’s successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and involves a number of risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is, in turn, sensitive to general economic conditions. The ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The Company anticipates that the bulk of the equipment it acquires will be used aircraft equipment. The market for used aircraft is cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of aircraft coming off-lease. The Company’s expected concentration in a limited number of airframe and aircraft engine types (generally, turboprop equipment) subjects the Company to economic risks if those airframe or engine types should decline in value. If “regional jets” were to be used on short routes previously served by turboprops, even though regional jets are more expensive to operate than turboprops on those routes, the demand for turboprops could lessen. This could result in lower lease rates and values for the Company’s existing turboprop aircraft.

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

The Company evaluates the credit risk of each lessee carefully, and attempts to obtain a third party guaranty, letters of credit or other credit enhancements, if it deems them necessary. There is no assurance, however, that such enhancements will be available or that if obtained they will fully protect the Company from losses resulting from a lessee default or bankruptcy. Also, a significant area of growth of this market is in areas outside of the United States, where collection and enforcement are often more difficult and complicated than in the United States. During 2006 and 2005, the Company incurred bad debt expense related to amounts owed by a total of three former lessees. This expense materially affected the Company's financial performance. If any of the Company's current lessees are unable to meet their lease obligations, the Company's future results could be materially impacted.

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

JMC has acted as the management company for two other aircraft portfolio owners, JetFleet III, which raised approximately $13,000,000 from investors, and AeroCentury IV, Inc. (“AeroCentury IV”), which raised approximately $5,000,000 from investors. In the first quarter of 2002, AeroCentury IV defaulted on certain obligations to noteholders. In June 2002, the indenture trustee for AeroCentury IV’s noteholders repossessed AeroCentury IV’s assets and took over management of AeroCentury IV’s remaining assets. JetFleet III defaulted on its bond obligation of $11,076,350 in May 2004. The indenture trustee for JetFleet III bondholders repossessed JetFleet III’s unsold assets in late May 2004.

Ownership Risks. The Company’s portfolio is leased under operating leases, where the terms of the leases are less than the entire anticipated useful life of an asset. The Company’s ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the Company’s ability to profitably re-lease or sell the asset after the expiration of the initial lease term. Some of the factors that have an impact on the Company’s ability to re-lease or sell include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset’s use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments which cause the asset to become obsolete. In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in the condition as required under the lease. If the Company is unable to remarket its aircraft equipment on favorable terms when the operating leases for such equipment expire, the Company’s business, financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

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

General Economic Conditions. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry. The industry has experienced a severe cyclical downturn which began in 2001. There are signs that the industry is beginning to recover from the downturn, but it is unclear whether any recovery will be a sustained one. Any recovery could be stalled or reversed by any number of events or circumstances, including the global economy slipping back into recession, or specific events related to the air travel industry, such as terrorist attacks, or an increase in operational or labor costs. Recent spikes in oil prices, if they persist, may have a negative effect on airline profits and increase the likelihood of weakening results for airlines that have not hedged aircraft fuel costs, and in the most extreme cases, may initiate or accelerate the failure of many already marginally profitable carriers.

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

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company’s transactions are properly authorized; (2) the Company’s assets are safeguarded against unauthorized or improper use; and (3) the Company’s transactions are properly recorded and reported, all to permit the preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles.

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

Scope of the Controls Evaluation. The CEO/CFO evaluation of the Company’s Disclosure Controls and the Company’s Internal Controls included a review of the controls objectives and design, the controls implementation by the Company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, the CEO and CFO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The Company’s Internal Controls are also evaluated on an ongoing basis by other personnel in the Company’s finance organization and by the Company’s independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company’s Disclosure Controls and the Company’s Internal Controls and to make modifications as necessary; the Company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

-
10.1
Form of Waiver to Credit Agreement, dated July 19, 2006, by and among the Company, National City Bank, as agent, and National City Bank, California Bank & Trust, First Bank d.b.a. First Bank & Trust, and Bridge Bank, N.A., as lenders (1)

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

AEROCENTURY CORP.

Date: November 13,.2006	By:	/s/ Toni M. Perazzo

Title Senior Vice President-Finance and Chief Financial Officer