Form 10KSB
period 2006-12-31
AEROCENTURY CORP
filed 2007-03-13
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
                OR
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under these sections.

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☐Yes  ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐No ☒

State issuer’s revenues for its most recent fiscal year:  $18,321,990

On March 12, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price as of March 9, 2007) was $25,071,542.

As of March 12, 2007, the Issuer had 1,543,257 shares of Common Stock outstanding.

Documents Incorporated by Reference: Part III of this Report on Form 10-KSB incorporates information by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting to be filed on or about March 23, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No    ☒

PART I
Forward-Looking Statements

This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Item 1 “Description of Business” statements that the Company can purchase assets at an appropriate price and maintain an acceptable overall on-lease rate for the Company’s assets; that the Company is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies; that the Company’s cash flow should be sufficient to cover maintenance expenses, interest expense, management fees, professional fees and insurance and provide excess cash flow; that competition may increase if competitors who have traditionally neglected the regional air carrier market begin to focus on that market; and that the Company has a competitive advantage because JMC has developed a reputation as a global participant in the aircraft leasing market; (ii) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements regarding the Company's belief that it will continue to be in compliance with all covenants of its credit facility; and that it will have adequate cash flow to meet its ongoing operational needs; (iii) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements regarding the Company's belief that the lease for an aircraft that expires in April 2007 will be extended; that the Company's reported net income may be subject to greater fluctuations from quarter to quarter than would have been the case had the Company continued its use of the accrue-in-advance method of accounting for planned major maintenance activities; that beginning with its March 31, 2007 financial reporting requirements, the balance sheet will reflect a catch-up cumulative adjustment to increase retained earnings as of January 1, 2006, as a result of the change to the new accounting method and the comparative 2006 financial results will be presented on a restated basis; (iv) in Item 6 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results,” statements regarding the Company's belief that it will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term; that it will have sufficient funds to pay increased Sarbanes-Oxley compliance costs; that it will acquire primarily used aircraft equipment; that overseas markets present business opportunities; and that the Company is competitive because of JMC's experience and operational efficiency and will benefit because of JMC's reputation in the marketplace; and (v) in Item 7 “Financial Statements” statements regarding the Company’s belief that the adoption of Statement 157 or Statement 159 will not have an impact on its financial condition, results of operations or cash flows.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," including risks related to use of debt financing for acquisitions; the compliance of the Company's lessees with obligations under their respective leases; the Company’s success in finding additional financing and appropriate assets to acquire with such financing; general economic conditions, particularly those that affect the air travel industry; unanticipated sharp increases in interest rates; further disruptions to the air travel industry due to terrorist attacks; and future trends and results which cannot be predicted with certainty, as well as any and all risk factors contained in the periodic reports filed by the Company with the Securities Exchange Commission. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor.

Item 1. Description of Business.

Business of the Company

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

The business of the Company is managed by JetFleet Management Corp. ("JMC"), pursuant to a management agreement between the Company and JMC (“the Management Agreement”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company.

The Company is engaged in the business of investing in used regional aircraft equipment leased to foreign and domestic regional air carriers and has been engaged in such business since its formation. The Company’s principal business objective is to increase stockholder value by acquiring aircraft assets and managing those assets in order to provide a return on investment through lease revenue and, eventually, sale proceeds. The Company strives to achieve its business objective by reinvesting cash flow and obtaining short-term and long-term debt and/or equity financing.

The Company’s success in achieving its objective will depend in large part on its success in three areas: asset selection, lessee selection and obtaining acquisition financing.

The Company acquires additional assets in one of three ways. The Company may purchase an asset already subject to a lease and assume the rights of the seller, as lessor under the existing lease. In addition the Company may purchase an asset, usually from an air carrier, and lease it back to the seller. Finally, the Company may purchase an asset from a seller and then immediately enter into a new lease for the aircraft with a third party lessee. In this last case, the Company typically does not purchase an asset unless a potential lessee has been identified and has committed to lease the aircraft.

The Company generally targets used regional aircraft and engines with purchase prices between $1 million and $10 million, and lease terms less than five years. In determining assets for acquisition, the Company evaluates, among other things, the type of asset, its current price and projected future value, its versatility or specialized uses, the current and projected future availability of and demand for that asset, and the type and number of future potential lessees. Because JMC has extensive experience in purchasing, leasing and selling used regional aircraft, the Company believes it can purchase these assets at an appropriate price and maintain an acceptable overall on-lease rate for the Company’s assets.

In order to improve the remarketability of an aircraft after expiration of the lease, the Company focuses on having lease provisions for its aircraft that contain maintenance and return conditions, such that when the lessee returns the aircraft, the Company receives the aircraft in a condition which allows it to expediently re-lease or sell the aircraft, or receives sufficient payments from the lessee to cover any maintenance or overhaul of the aircraft required to bring the aircraft to such a state.

When considering whether to accept transactions with a lessee, the Company examines the creditworthiness of the lessee, its short- and long-term growth prospects, its financial status and backing, the impact of pending governmental regulation or de-regulation of the lessee’s market, all of which are weighed in determining the lease rate that is offered to the lessee. In addition, where applicable, it is the Company’s policy to monitor the lessee’s business and financial performance closely throughout the term of the lease, and if requested, provide assistance drawn from the experience of the Company’s management in many areas of the air carrier industry. Because of its “hands-on” approach to portfolio management, the Company believes it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies.

Working Capital Needs

The Company’s portfolio of assets has historically generated revenues which have exceeded the Company’s cash expenses, which consist mainly of management fees, maintenance expense, financing interest payments, and professional fees and insurance.

The Company's management fees payable to JMC are based upon the size of the asset pool. Other than the maintenance expense accrued when two aircraft were returned at lease end in 2006, the majority of the maintenance expense incurred by the Company during 2006 was paid in cash during the year. As the Company has continued to use acquisition debt financing under its revolving credit facility, which expires on October 31, 2007, interest expense has become an increasingly large portion of the Company’s expenses. Professional fees are paid to third parties for expenses not covered by JMC under the Management Agreement. Insurance expense includes amounts paid for directors and officers insurance, as well as product liability insurance and aircraft insurance for periods when an aircraft is off lease. So long as the Company succeeds in keeping the majority of its assets on lease and interest rates do not rise significantly and rapidly, the Company’s cash flow should be sufficient to cover maintenance expenses, interest expense, management fees, professional fees and insurance and provide excess cash flow.

Competition

The Company competes with other leasing companies, banks, financial institutions, and aircraft leasing partnerships for customers who generally are regional commercial aircraft operators, who are seeking to lease aircraft under an operating lease. Management believes that competition may increase if competitors who have traditionally neglected the regional air carrier market begin to focus on that market. Because competition is largely based on price and lease terms, the entry of new competitors into the market, particularly those with greater access to capital markets than the Company, could lead to fewer acquisition opportunities for the Company and/or lease terms less favorable to the Company on new acquisitions as well as renewals of existing leases or new leases of existing aircraft, all of which could lead to lower revenues for the Company.

The Company, however, believes that it has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by the regional air carrier market. Management believes that the Company also has a competitive advantage because JMC has developed a reputation as a global participant in the aircraft leasing market.

Dependence on Significant Customers

For the year ended December 31, 2006, the Company had six significant customers, which accounted for 15%, 14%, 12%, 11%, 11% and 10%, respectively, of lease revenue, aggregating 73% of total revenue. Concentration of credit risk with respect to lease receivables will diminish in the future only if the Company is able to lease additional assets or re-lease assets currently on lease to significant customers to new customers.

Employees

Under the Company’s management contract with JMC, JMC is responsible for all administration and management of the Company. Consequently, the Company does not have any employees.

Item 2. Description of Property.

As of December 31, 2006, the Company did not own or lease any real property, plant or materially important physical properties. The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010. However, since the Company has no employees and the Company’s portfolio of leased aircraft assets is managed and administered under the terms of the Management Agreement with JMC, all office facilities are provided by JMC.

At December 31, 2006, the Company owned eight deHavilland DHC-8-300s, three deHavilland DHC-8-100s, three deHavilland DHC-6s, fourteen Fokker 50s, two Saab 340As, six Saab 340Bs and one turboprop engine.

Item 3. Legal Proceedings.

The Company is not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The shares of the Company’s Common Stock are traded on the American Stock Exchange (“AMEX”) under the symbol “ACY.”

Market Information

The Company’s Common Stock has been traded on the AMEX since January 16, 1998. The following table sets forth the high and low sales prices reported on the AMEX for the Company’s Common Stock for the periods indicated:

Period	High	Low
Fiscal year ended December 31, 2007:
First quarter through March 9, 2007	$24.50	$6.58
Fiscal year ended December 31, 2006:
Fourth Quarter	6.79	4.77
Third Quarter	5.48	4.70
Second Quarter	5.54	4.04
First Quarter	4.14	3.15
Fiscal year ended December 31, 2005:
Fourth Quarter	4.18	2.90
Third Quarter	4.50	3.26
Second Quarter	4.40	2.87
First Quarter	6.78	2.33

On March 9, 2007, the closing stock sale price on the AMEX was $21.02 per share.

Number of Security Holders

According to the Company’s transfer agent, the Company had approximately 1,700 stockholders of record as of March 12, 2007.

Dividends

No dividends have been declared or paid to date. The Company has no plans at this time to declare or pay dividends, and intends to re-invest any earnings into acquisition of additional revenue generating aircraft equipment.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Overview

The Company is a lessor of regional aircraft and engines which are used by customers pursuant to triple net operating leases. The acquisition of such equipment is generally made using debt financing. The Company’s profitability and cash flow are dependent in large part upon its ability to acquire equipment, obtain and maintain favorable lease rates on such equipment, and re-lease or sell owned equipment that comes off lease. The Company is subject to the credit risk of its lessees, both as to collection of rent and to performance by lessees of obligations for maintaining the aircraft. Since lease rates for assets in the Company’s portfolio generally decline as the assets age, the Company’s ability to maintain revenue and earnings is dependent upon the Company’s ability to grow its asset portfolio.

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

In accordance with its periodic review of its portfolio of assets for impairment, based on the Company’s cash flow analysis and third party appraisals, the Company recorded no provisions for impairment for its aircraft in 2006.

b. Depreciation Policy

The Company’s interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs. The Company purchases only used aircraft. It is the Company’s policy to hold aircraft for approximately twelve years unless market conditions necessitate earlier disposition. Depreciation is computed using the straight-line method over the twelve year period to an estimated residual value based on appraisal. Decreases in the market value of aircraft could not only affect the current value, discussed above, but could also affect the assumed residual value. The Company periodically obtains a residual value appraisal for its assets and, historically, has not had to write down any assets due to revised estimated residuals.

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

With respect to estimated maintenance costs, the Company has found its accruals to be generally accurate. Its accruals, however, are based on the assumption that aircraft will be returned at lease end in accordance with the return conditions of the lease. Historically, as a result of two situations, the Company incurred significant maintenance expense when aircraft were returned early and in a condition worse than required by the lease and for which the Company was unable to recover the costs of non-compliance from the lessees.

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

e. Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease within the tax provision in the consolidated statements of operations.

Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.

Results of Operations

a. Revenues

Operating lease revenue was approximately $4,122,000 higher in 2006 versus 2005, primarily because of increased operating lease revenue from aircraft purchased beginning in April 2005 and revenue from two aircraft which had been off lease in 2005, the effects of which were partially offset by a decrease in revenue from an aircraft which was sold in 2006.

Gain on sale of aircraft was approximately $409,000 in 2006 as a result of the sale of an aircraft in April 2006. Loss on sale of aircraft was approximately $48,000 in 2005 as a result of the sale of one aircraft at a loss of approximately $60,000 and another aircraft at a gain of approximately $12,000.

Other income was approximately $244,000 higher in 2006 than in 2005, primarily as a result of an increase in the amount of non-refundable maintenance reserves retained by the Company, which were recorded as income at lease end.

b. Expense items

Depreciation was approximately $949,000 higher in 2006 versus 2005, primarily because of purchases of aircraft beginning in April 2005, the effect of which was partially offset by aircraft sales in 2005 and 2006. Management fees, which are calculated on the net book value of the aircraft owned by the Company, were approximately $410,000 higher 2006 compared to 2005 for the same reasons.

Interest expense was approximately $1,469,000 higher in 2006 versus 2005, primarily as a result of increases in the index rates upon which the Company’s interest rates are based and a higher average principal balance in 2006 compared to 2005, the effect of which was partially offset by a lower margin in 2006 than in 2005.

Maintenance expense was approximately $1,205,000 higher in 2006 compared to 2005. In 2006 and 2005, the Company retained approximately $2,396,000 and $1,902,000, respectively, of non-refundable maintenance reserves when aircraft were returned to the Company at lease end and recorded such amounts as other income, discussed above. Based on the condition of the aircraft at the time of return, in 2006 and 2005, the Company accrued approximately $2,392,000 and $1,862,000, respectively, of maintenance expense for which the Company is responsible. The Company also accrued approximately $1,112,000 and $437,000 of expense to prepare several aircraft for re-lease in 2006 and 2005, respectively.

Professional fees and general and administrative expenses were approximately $92,000 higher in 2006 versus 2005, primarily because of higher accounting fees and legal fees related to the Company’s leases in 2006.

The Company's insurance expense consists primarily of directors and officers insurance, as well as product liability insurance and insurance for off-lease aircraft and aircraft engines, which varies depending on the type of assets insured during each period and the length of time each asset is insured. As a result of the combination of assets insured during each period and the length of time each was insured, insurance expense was approximately $122,000 lower in 2006 versus 2005.

During 2006, the Company recorded bad debt expense of approximately $49,000 for rent receivable which was written off in connection with a lessee’s early return of an aircraft. During 2005, the Company recorded bad debt expense of approximately $88,000, to fully reserve the balance of a note receivable from the former lessee of one of the Company’s aircraft, based on a notice received from the lessee that it had filed for reorganization, and $79,000 to fully reserve the amount of foreign taxes due from a former lessee which was recorded as other income in 2005.

The Company did not record any impairment charges in 2006. In 2005, the Company recorded an impairment charge of approximately $12,000 for one of its aircraft, based on estimated net sales proceeds pursuant to an agreement to sell the aircraft.

The Company’s effective tax rates for the years ended December 31, 2006 and 2005 were approximately 37% and 43%, respectively. The change in rate was primarily a result of the recognition of tax expense in 2005 related to a lessee’s non-payment of foreign taxes in a prior year.

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

During 2006, the Company borrowed $3,900,000 and repaid $3,000,000 of the outstanding principal under its credit facility. The balance of the note payable at December 31, 2006 was $50,896,000 and interest of $153,250 was accrued.

As a result of maintenance expense in connection with preparing one of the Company’s aircraft for lease in the second quarter, on June 30, 2006, the Company was out of compliance with a financial ratio covenant which is based on net income. The Company obtained a waiver from its banks regarding that covenant for the quarter then ended. The Company is currently in compliance with all covenants and, based on its current projections, the Company believes it will continue to be in compliance with all covenants of its credit facility, but there can be no assurance of such compliance in the future. See "Factors That May Affect Future Results - 'Risks of Debt Financing’ and 'Credit Facility Obligations,”' below.

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

(b) Special purpose financing

In September 2000, a special purpose subsidiary acquired a deHavilland DHC-8-100 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation in the amount of $3,575,000, due April 15, 2006, which bore interest at the rate of one-month LIBOR plus 3%. The note was collateralized by the aircraft and was non-recourse to the Company. Payments due under the note consisted of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provided for a six month remarketing period at the expiration or early termination of the lease. This note obligation was refinanced in April 2006, using bank financing from another lender, and the subsidiary was dissolved. The aircraft was transferred to AeroCentury VI LLC, a newly formed special purpose limited liability company, which borrowed $1,650,000, due October 15, 2009. The note bears interest at an adjustable rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and the Company’s interest in AeroCentury VI LLC and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 20, 2009, interest only from April 20, 2009 until the maturity date, and a balloon principal payment due on the maturity date. If the aircraft lease agreement is terminated on April 15, 2008 pursuant to a lessee early termination option, the note will be due October 15, 2008, and the interest only period will be from April 20, 2008 through October 15, 2008. During 2006, $1,859,550 of principal was repaid, including $1,566,290 which was repaid to the original lender when the loan was refinanced. The balance of the note payable at December 31, 2006 was $1,421,350 and interest of $3,960 was accrued. As of December 31, 2006, the Company was in compliance with all covenants of this note obligation and is currently in compliance.

In November 2005, the Company refinanced two DHC-8-300 aircraft that had been part of the collateral base for its credit facility. The financing, by a bank separate from its credit facility, was provided to a newly formed special purpose subsidiary, AeroCentury V LLC, to which the aircraft were transferred. The financing resulted in a note obligation in the amount of $6,400,000, due November 10, 2008, which bears interest at the rate 7.87%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 22, 2008, interest only from April 22, 2008 until the maturity date, and a balloon principal payment due on the maturity date. During 2006, AeroCentury V LLC repaid $896,070 of principal. The balance of the note payable at December 31, 2006 was $5,420,710 and interest of $11,850 was accrued. As of December 31, 2006, the Company was in compliance with all covenants of this note obligation and is currently in compliance.

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

(c)  Future maturities of notes payable

As of December 31, 2006, principal payments due under the Company’s credit facility and long-term debt were as follows:

Less than one year	$52,178,150
1-3 years	5,559,910
4-5 years	-
After 5 years	-
$57,738,060

(d) Cash flow

The Company's primary source of revenue is lease rentals of its aircraft assets. It is the Company’s policy to monitor each lessee’s needs in periods before leases are due to expire. If it appears that a customer will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft. The goal of this procedure is to reduce the time that an asset will be off lease. The Company’s aircraft are subject to leases with varying expiration dates through November 2011.

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

(i) Operating activities

The Company’s cash flow from operations for the year ended December 31, 2006 versus 2005 increased by approximately $1,132,000. The change in cash flow is a result of changes in several cash flow items during the period, including principally the following:

Lease rents, maintenance reserves and security deposits

Payments received from lessees for rent were approximately $4,057,000 higher in 2006 versus 2005, due primarily to the effect of increased lease revenue from aircraft purchased beginning in April 2005. Although increased demand generally in the turboprop market has caused lease rates to stabilize and, in some cases, rise, it cannot be predicted that rental rates on aircraft to be re-leased will not decline, so that, absent additional acquisitions by the Company, aggregate lease revenues for the current portfolio could decline over the long term.

Payments received from lessees for maintenance reserves decreased by approximately $127,000 in 2006 versus 2005, primarily because the Company received substantial sums of maintenance reserves for the lessee’s prior use from the sellers of two aircraft when the Company purchased them in 2005.

Security deposits received decreased by approximately $295,000 in 2006 versus 2005, because the rent, on which security deposits are based, for leases initiated by the Company during 2006 was lower than in 2005.

Expenditures for maintenance

Expenditures for maintenance were approximately $2,620,000 higher in 2006 versus 2005 primarily as a result of higher payments during 2006 for maintenance performed to prepare several of the Company’s aircraft for remarketing. The effect of these expenditures was partially offset by lower payments in 2006 by the Company to lessees for maintenance performed by lessees, which were funded by the payout of maintenance reserves held by the Company. The amount of expenditures for maintenance in future periods will be dependent on the amount and timing of maintenance paid from lessee maintenance reserves held by the Company and the off-lease status of the Company’s aircraft.

Expenditures for interest

Expenditures for interest increased by approximately $1,731,000 in 2006 versus 2005, primarily as a result of higher average interest rates and a higher average principal balance in 2006. Interest expenditures in future periods will be a product of prevailing interest rates and the outstanding principal balance on financings, which may be influenced by future acquisitions and/or required repayments resulting from changes in the collateral base.

Expenditures for management fees

Expenditures for management fees increased by approximately $649,000 in 2006 versus 2005, as a result of aircraft purchases since April 2005, the effect of which was partially offset by sales of aircraft in November 2005 and April 2006.

Expenditures for acquisition fees

During 2006, the Company paid $314,000 to JMC for the acquisition fee accrued in December 2005 upon the purchase of four aircraft and which was included in the Company’s accounts payable balance at December 31, 2005 and $198,000 in connection with the acquisition of three aircraft in November 2006.

Expenditures for professional fees and general and administrative expenses

Expenditures for professional fees and general and administrative expenses increased by approximately $274,000 in 2006 versus 2005 primarily as a result of higher accounting and legal expenditures.

Expenditures for prepaid expenses

Expenditures for prepaid expenses were approximately $367,000 lower in 2006 versus 2005, primarily as a result of purchases in 2005 of equipment which was installed on several of the Company’s aircraft in 2006.

Expenditures for aircraft insurance

Expenditures for aircraft insurance were approximately $124,000 lower in 2006 than in 2005 primarily as a result of the combination of assets insured during each year and the length of time each was insured.

Income taxes

Income tax payments were approximately $1,817,000 lower in 2006 compared to 2005 primarily because in early 2005 the Company made a payment of approximately $1,704,000 for 2004 taxes related to the sale of a portfolio of engines in December 2004. In addition, the Company had lower taxable income in 2006 than in 2005.

(ii) Investing activities

The $12,867,000 decrease in cash flow used by investing activities in 2006 versus 2005 was primarily due to a decrease in the amount invested in aircraft assets during 2006, as well as a decrease in the amount received from aircraft sales in 2006.

(iii) Financing activities

The Company borrowed approximately $17,641,000 less in 2006 versus 2005 for aircraft financing and repaid approximately $8,192,000 less of its outstanding debt in 2006, including the debt in the special purpose subsidiaries. In 2006, the Company’s borrowings included $1,650,000 for the refinancing of an aircraft and repayments included approximately $1,566,000 which was repaid from the refinancing proceeds.

Outlook

The Company’s future growth will depend on the availability of additional financing for acquisitions of leased assets which will need to be leased at higher rental rates to offset the anticipated stable or decreased lease rates resulting from future re-leases of the Company’s current portfolio. The Company is continuing to pursue additional sources of acquisition financing and the terms of such financing, especially in an environment of rising interest rates, will affect the Company’s results.

In January 2007, the Company and the lessee of the Company's two Saab 340A aircraft, wihch have leases expiring in May and July 2008, began discussing the early return of the aircraft based on the lessee's anticipated financial difficulties.  The Company is seeking re-lease or sale opportunities for these assets, but there is no assurance when the Company will be successful in its efforts. The next scheduled expiration of one of the Company’s aircraft leases is in April 2007, and the Company expects it will be extended at that time.

The Company continually monitors the financial condition of its lessees to avoid unanticipated creditworthiness issues, and where necessary, works with lessees to ensure continued compliance with both monetary and non-monetary obligations under their respective leases. Currently, the Company is closely monitoring the performance of two lessees with a total of three aircraft under lease. The Company continues to work closely with these lessees to ensure compliance with their current obligations. During 2006, the Company incurred $49,000 of bad debt expense related to amounts owed by a former lessee at the time the Company and the lessee agreed to the early termination of the lease. If any of the Company's current lessees are unable to meet their lease obligations, the Company's future results could be materially impacted. Any weakening in the aircraft industry may also affect the performance of lessees that currently appear to the Company to be creditworthy. See "Factors that May Affect Future Results - General Economic Conditions," below.

Due to the recent adoption of FASB Staff Position AUG AIR-1, as discussed in Note 1 to the Financial Statements, the Company must discontinue the accrue-in-advance method of accounting for planned major maintenance for financial reporting periods beginning on January 1, 2007. Under the accrue-in-advance method of accounting, the collection of non-refundable maintenance reserves for planned major maintenance and disbursements from reserves to lessees to pay for maintenance performed was reflected only on the Company's balance sheet. The Company has evaluated the impact of the adoption of this new staff position and determined that, going forward, it will use the direct expensing method, under which actual costs incurred are expensed directly. The new mandated accounting methods will require the accrual of non-refundable maintenance reserves from the Company’s lessees for planned major maintenance to be reflected as income, and performance of maintenance work in connection with the release of maintenance reserves to be reflected as an expense when maintenance is actually performed. Therefore, beginning in the first quarter of 2007, the Company believes that the Company's reported net income may be subject to greater fluctuations from quarter-to-quarter than would have been the case had the Company continued its use of the accrue-in-advance method of accounting for planned major maintenance activities. Furthermore, because this guidance must be applied retroactively, the Company anticipates that, beginning with its March 31, 2007 financial reporting requirements, the balance sheet will reflect a catch-up cumulative adjustment to increase retained earnings as of January 1, 2006, as a result of the change to the new accounting method and the comparative 2006 financial results will be presented on a restated basis.

Factors that May Affect Future Results

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

Interest Rate Risk. The Company’s current credit facility and the indebtedness of one of its special purpose subsidiaries carry a floating interest rate based upon either the lender’s prime rate or a floating LIBOR rate. Lease rates, generally, but not always, move with interest rates, but market demand for the asset also affects lease rates. Because lease rates are fixed at the origination of leases, interest rate increases during the term of a lease have no effect on existing lease payments. Therefore, if interest rates rise significantly, and there is relatively little lease origination by the Company following such rate increases, the Company could experience lower net earnings. Further, even if significant lease origination occurs following such rate increases, if the contemporaneous aircraft market forces result in lower or flat rental rates, the Company could experience lower net earnings as well.

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

Concentration of Lessees and Aircraft Type. Currently, the Company’s six largest customers are located in Belgium, Taiwan, the Caribbean, Norway, the United States and Sweden, and currently account for approximately 14%, 12%, 12%, 11%, 11% and 10%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problems with one of these customers could have a disproportionate negative impact on the Company’s financial results, and therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk will diminish in the future only if the Company is able to lease additional assets to new lessees.

The Company owns fourteen Fokker 50, eight DHC-8-300, three DHC-8-100 and six Saab 340B aircraft, making these four aircraft types the dominant types in the portfolio and representing 36%, 37%, 10% and 11%, respectively, based on net book value. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately large impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

Increased Compliance Costs. Current Sarbanes-Oxley Act requirements applicable to the Company effective for the year ended December 31, 2007 relating to internal controls could result in significantly higher fees and expenses in connection with auditor services beginning in 2007. The increase will generally arise from increased auditor responsibilities, including broadening of the scope of the auditor's examination to include the Company's internal controls. If the regulations remain unchanged, the Company anticipates that it will have sufficient funds to pay for the increased compliance costs.

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

Leasing Risks. The Company’s successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and involves a number of risks. Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is, in turn, sensitive to general economic conditions. The ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing. The Company anticipates that the bulk of the equipment it acquires will be used aircraft equipment. The market for used aircraft is cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of aircraft coming off-lease. Values may also increase for certain aircraft types that become desirable based on market conditions and changing airline capacity. If the Company were to purchase an aircraft during a period of increasing values, it would need a corresponding higher lease rate.

The Company’s current concentration in a limited number of turboprop airframe and aircraft engine types subjects the Company to economic risks if an airframe or engine type owned by the Company should significantly decline in value relative to the assets’ purchase price. If “regional jets” were to be used on short routes previously served by turboprops, even though regional jets are more expensive to operate than turboprops on those routes, the demand for turboprops could lessen. This could result in lower lease rates and values for the Company’s existing turboprop aircraft.

Risks Related to Regional Air Carriers. Because the Company has concentrated its existing leases, and intends to continue to concentrate future leases, on regional air carriers, it is subject to additional risks. Some of the lessees in the regional air carrier market are companies that are start-up, low capital, low margin operations. Often, the success of such carriers is dependent upon contractual arrangements with major trunk carriers or franchises from governmental agencies that provide subsidies for operating essential air routes, both of which may be subject to termination or cancellation with short notice periods,. Because of this exposure, the Company typically is able to obtain generally higher lease rates from these types of lessees. In the event of a business failure of the lessee or its bankruptcy, the Company can generally regain possession of its aircraft, but the aircraft could be in substantially worse condition than would be the case if the aircraft were returned in accordance with the provisions of the lease at lease expiration.

The Company evaluates the credit risk of each lessee carefully, and attempts to obtain a third party guaranty, letters of credit or other credit enhancements, if it deems them necessary. There is no assurance, however, that such enhancements will be available or that, if obtained, they will fully protect the Company from losses resulting from a lessee default or bankruptcy. Also, a significant area of market growth is outside of the United States, where collection and enforcement are often more difficult and complicated than in the United States. During 2006 and 2005, the Company incurred bad debt expense related to amounts owed by three former lessees. This expense materially affected the Company's financial performance. If any of the Company's current lessees are unable to meet their lease obligations, the Company's future results could be materially impacted.

Reliance on JMC. All management of the Company is performed by JMC under a management agreement which is in the ninth year of a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Company’s Board of Directors has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company's relationship with JMC and the performance of JMC's obligations to the Company under the management agreement, as it would have for any third party service provider to the Company. While JMC may not owe any fiduciary duties to the Company by virtue of the management agreement, the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and its stockholders. In addition, certain officers of the Company hold significant ownership positions in the Company and JHC, the parent company of JMC.

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

International Risks. The Company has focused on leases in overseas markets, which the Company believes present opportunities. Leases with foreign lessees, however, may present somewhat different risks than those with domestic lessees.

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

Competition. The aircraft leasing industry is highly competitive. The Company competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources. However, the Company believes that it is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers. This market segment, which is characterized by transaction sizes of less than $10 million and lessee credits that may be strong, but are generally unrated, is not well served by the Company’s larger competitors. JMC has developed a reputation as a global participant in this segment of the market, and the Company believes that JMC’s reputation benefits the Company. There is, however, no assurance that the lack of significant competition from larger aircraft leasing companies will continue or that the reputation of JMC will continue to be strong in this market segment.

Casualties, Insurance Coverage. The Company, as owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets. As a triple net lessor, the Company is generally protected against such claims, since the lessee would be responsible for, insure against and indemnify the Company for such claims. Further, some protection may be provided by the United States Aviation Act with respect to the Company’s aircraft assets. It is, however, not clear to what extent such statutory protection would be available to the Company, and the United States Aviation Act may not apply to aircraft operated in foreign countries. Also, although the Company’s leases generally require a lessee to insure against likely risks, there may be certain cases where the loss is not entirely covered by the lessee or its insurance. Though this is a remote possibility, an uninsured loss with respect to the equipment, or an insured loss for which insurance proceeds are inadequate, would result in a possible loss of invested capital in and any profits anticipated from, such equipment, as well as a potential claim directly against the Company.

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

During any periods of economic contraction, carriers generally reduce capacity, in response to lower passenger loads, and as a result, there is a reduced demand for aircraft and a corresponding decrease in market lease rental rates and aircraft values. This reduced market value for aircraft could affect the Company’s results if the market value of an asset or assets in the Company’s aircraft portfolio falls below carrying value, and the Company determines that a write-down of the value on the Company’s balance sheet is appropriate. Furthermore, as older leases expire and are replaced by lease renewals or re-leases at decreasing lease rates, the lease revenue of the Company from its existing portfolio is likely to decline, with the magnitude of the decline dependent on the length of the downturn and the depth of the decline in market rents.

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
BDO Seidman, LLP
Report of Independent Registered Accounting Firm,
PricewaterhouseCoopers LLP
Consolidated Balance Sheet as of December 31, 2006
Consolidated Statements of Operation for the Years Ended December 31, 2006 and 2005
                Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005
Notes to Consolidated Financial Statements

(2) Schedules:

All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AeroCentury Corp.
Burlingame, California

We have audited the accompanying consolidated balance sheet of AeroCentury Corp. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury Corp. and subsidiaries at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of January 1, 2006.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
March 12, 2007
San Francisco, California

Report of Independent Registered Accounting Firm

To the Stockholders of AeroCentury Corp.:

In our opinion, the accompanying consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the results of operations and cash flows of AeroCentury Corp. for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

San Francisco, California
March 7, 2006

AeroCentury Corp.
Consolidated Balance Sheet

ASSETS

December 31, 2006

Assets:
Cash and cash equivalents	$3,383,880
Accounts receivable	864,410
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $22,004,790	93,674,970
Prepaid expenses and other	581,820

Total assets	$98,505,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$351,190
Notes payable and accrued interest	57,907,120
Maintenance reserves and accrued costs	14,110,530
Security deposits	4,187,470
Prepaid rent	473,620
Deferred taxes	1,127,180

Total liabilities	78,157,110

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 3,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,610
Paid in capital	13,821,200
Retained earnings	7,029,230
20,852,040
Treasury stock at cost, 63,300 shares	(504,070)

Total stockholders’ equity	20,347,970

$98,505,080

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2006	2005
Revenues and other income:

Operating lease revenue	$15,508,840	$11,386,950
Gain/(loss) on sale of aircraft	408,840	(48,130)
Other income	2,404,310	2,160,500

	18,321,990	13,499,320
Expenses:

Depreciation	4,979,530	4,030,950
Interest	4,954,300	3,484,970
Management fees	2,750,010	2,339,750
Maintenance	3,503,840	2,298,750
Professional fees and general and administrative	589,410	497,570
Insurance	206,400	328,600
Bad debt expense	48,820	167,520
Provision for impairment in value of aircraft	-	12,180

	17,032,310	13,160,290

Income before tax provision	1,289,680	339,030

Tax provision	472,370	146,120

Net income	$817,310	$192,910

Weighted average common shares outstanding	1,543,257	1,543,257

Basic and diluted earnings per share	$0.53	$0.13

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2006 and 2005

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, December 31,2004	$1,610	$13,821,200	$5,478,440	$(504,070)	$18,797,180
Net income	-	-	192,910	-	192,910
Balance, December 31, 2005	1,610	13,821,200	5,671,350	(504,070)	18,990,090
Cumulative effect of adoption of SAB 108, net of taxes	-	-	540,570	-	540,570
Net income	-	-	817,310	-	817,310
Balance, December 31, 2006	$1,610	$13,821,200	$7,029,230	$(504,070)	$20,347,970

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005
Operating activities:
Net income	$817,310	$192,910
Adjustments to reconcile net income to net cash provided by operating activities:

(Gain)/loss on sale of aircraft	(408,840)	48,130
Depreciation	4,979,530	4,030,950
Provision for impairment in value of aircraft	-	12,180
Provision for bad debts	48,820	167,520
Deferred taxes	461,220	(40,270)
Reversal of allowance on note receivable	-	(3,610)
Change in operating assets and liabilities:
Accounts receivable	227,230	(252,440)
Prepaid expenses and other	454,440	(626,390)
Accounts payable and accrued expenses	(823,600)	511,980
Accrued interest on notes payable	(224,270)	104,420
Maintenance reserves and accrued costs	1,512,310	3,075,210
Security deposits	1,062,560	1,349,620
Prepaid rent	26,560	42,130
Unearned income	-	(2,590)
Taxes payable	(47,800)	(1,655,910)
Net cash provided by operating activities	8,085,470	6,953,840

Investing activities:
Payments received on note receivable	-	210,080
Proceeds from sales of aircraft, net of re-sale fees	1,056,000	9,034,650
Purchases of aircraft	(6,170,880)	(27,226,270)
Net cash used by investing activities	(5,114,880)	(17,981,540)

Financing activities:
Issuance of notes payable	5,550,000	23,191,000
Repayment of notes payable	(5,755,620)	(13,948,020)
Net cash (used)/provided by financing activities	(205,620)	9,242,980

Net increase/(decrease) in cash and cash equivalents	2,764,970	(1,784,720)

Cash and cash equivalents, beginning of year	618,910	2,403,630

Cash and cash equivalents, end of year	$3,383,880	$618,910

During the years ended December 31, 2006 and 2005, the Company paid interest totaling $5,170,660 and $3,423,910, respectively, and income taxes totaling $48,800 and $1,865,380, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2006

1. Organization and Summary of Significant Accounting Policies

(a)  Basis of Presentation

AeroCentury Corp., a Delaware corporation, uses leveraged financing to acquire leased aircraft assets. The Company (as defined below) purchases used regional aircraft on lease to foreign and domestic regional carriers. Financial information for AeroCentury Corp. and its wholly-owned subsidiaries, AeroCentury Investments V LLC (“AeroCentury V LLC”) and AeroCentury Investments VI LLC (“AeroCentury VI LLC”) (collectively, the “Company”), is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation.

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

(d) Impairment of Long-lived Assets

The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets."  Such review necessitates estimates of current market values, re-lease rents and residual values.  The estimates are based on currently available market data and are subject to fluctuation from time to time.  The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.  Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and, should different conditions prevail, material write downs may occur.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

(e) Loan Commitment and Related Fees

To the extent that the Company is required to pay loan commitment fees and legal fees in order to secure debt, such fees are amortized over the life of the related loan.

(f) Maintenance Reserves and Accrued Costs

Maintenance costs under the Company’s triple net leases are generally the responsibility of the lessees. The accompanying consolidated balance sheet reflects liabilities for maintenance reserves and accrued costs, which include refundable and non-refundable maintenance payments received from lessees based on usage. At December 31, 2006, the Company’s maintenance reserves and accruals consisted of the following:

Refundable maintenance reserves	$2,820,760
Non-refundable maintenance reserves	7,443,080
Accrued costs	3,846,690
$14,110,530

Maintenance reserves received by the Company are accounted for as a liability, which is reduced when maintenance work is performed during the lease. Maintenance reserves which are refundable to the lessee are refunded after all return conditions specified in the lease and, in some cases, any other payments due under the lease, are satisfied. Any refundable reserves retained by the Company to satisfy return conditions are reclassified to the Company’s own maintenance payable account at lease end. Maintenance reserves which are non-refundable to the lessee are recorded as income at lease end, which is reported in other income. If an aircraft is returned early, any collected reserves are reclassified to the Company’s own maintenance payable account.

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

When an aircraft is sold, any remaining accrual is reversed and included in the Company’s gain or loss on sale calculation. During the years ended December 31, 2006 and 2005, $378,770 and $636,540, respectively, of excess accruals were so included.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

(f) Maintenance Reserves and Accrued Costs (continued)

Additions to and deductions from the Company’s accruals during the year ended December 31, 2006 and 2005 for maintenance work were as follows:

	For the Years Ended December 31,
	2006	2005
Additions:
Charged to expense	$3,175,330	$2,303,800
Charged to other -
Reclassification of reserves collected from lessees to the Company’s own liability account	359,450	100,880
	3,534,780	2,404,680
Deductions:
Paid for previously accrued maintenance	2,606,640	680,470
Reversals of over-accrued maintenance	53,110	33,760
Included in gain/(loss) on sale of aircraft and aircraft engines	378,770	636,540
	3,038,520	1,350,770

Net increase in accrued maintenance costs in excess of amounts received under the leases	496,260	1,053,910

Balance, beginning of year	3,350,430	2,296,520

Balance, end of year	$3,846,690	$3,350,430

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
December 31, 2006

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

(k) Comprehensive Income

The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of operations. As a result, comprehensive income equals net income for the years ended December 31, 2006 and 2005.

(l) Reclassifications

Certain of the prior period financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or cash flows.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

(m) Recent Accounting Pronouncements

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

In March 2005, the FASB issued interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is applicable to fiscal years ending after December 15, 2005. The adoption of FIN 47 had no material effect on the Company’s consolidated financial condition or results of operations.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. The Company is required to implement FIN 48 in the year beginning January 1, 2007. The Company will adopt Interpretation No. 48 on January 1, 2007 and is currently assessing the potential impact on its financial statements.

FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (“FSP AUG AIR-1”), was posted in September 2006 and prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP AUG AIR-1 must be applied to the first fiscal year beginning after December 15, 2006. FSP AUG AIR-1 allows major maintenance activities to be accounted for in one of three ways: (i) the built-in overhaul method, (ii) the deferral method or (iii) the direct expensing method. The Company has evaluated the impact of the adoption of this new staff position and determined that, going forward, it will use the direct expensing method, under which actual costs incurred are expensed directly. The new mandated accounting methods will require the accrual of non-refundable maintenance reserves from the Company’s lessees for planned major maintenance to be reflected as income on the income statements, and performance of maintenance work in connection with the release of maintenance reserves to be reflected as an expense when maintenance is actually performed. Because the total amount of maintenance reserves accrued in any given period usually exceeds the amount of maintenance expense, it is likely that the Company’s net income under the new accounting method will be higher than it would have been under the previous method. In addition, because the net effect of income from maintenance reserves and maintenance expense in any given period will vary, it is likely that the new accounting method will result in uneven effects on the Company’s results of operations. The following financial statement line items as of December 31, 2006 would have been affected by the change in accounting method if it had been applied to the year ended December 31, 2006.

	As reported herein	As reported under FSP AUG AIR-1	Increase/ (decrease) effect of change
Total assets	$98,505,080	$96,739,380	$(1,765,700)
Total liabilities	$78,157,110	$70,248,800	$(7,908,310)
Retained earnings	$7,029,230	$13,171,840	$6,142,610

    In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which outlines the approach it believes registrants should use to quantify the misstatement of current year financial statements that results from misstatements of prior year financial statements.   The SAB will change practice by requiring registrants to use a combination of two approaches, the “rollover” approach, which quantifies a misstatement based on the amount of the error originating in the current year income statement and the “iron curtain” approach, which quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. The SAB requires registrants to adjust their financial statements if the new approach results in a conclusion that an error is material.  SAB 108 is effective for fiscal years ending after November 15, 2006. In the course of evaluating balance sheet amounts under the provisions of SAB 108, the Company identified the following adjustments as of January 1, 2006: (i) as a result of non-refundable maintenance reserves received at the time four aircraft were purchased in 1999 which should have been treated as a tax basis reduction rather than a liability for maintenance reserves, a net decrease to the Company’s deferred tax liability in the amount of $269,340; (ii) as a result of funds received from the seller when the Company purchased an aircraft in 2004, which should have been treated as a reduction in the purchase price rather than as a liability for maintenance reserves, and the incorrect tax treatment of a portion of maintenance reserves as non-refundable instead of refundable, a decrease of $287,650 to both the cost basis of the Company’s aircraft and maintenance reserves and accrued costs, a decrease of $33,960 in accumulated depreciation, an increase of $12,180 in accounts receivable, and an increase of $14,790 in deferred tax liabilities; (iii) as a result of a reversal of tax liabilities due to a lower anticipated state tax rate than was provided for at the time of the Company’s incorporation, a decrease of $136,800 to deferred tax liabilities and (iv) as a result of the incorrect treatment of interest related to maintenance reserves for one aircraft as additional reserves rather than income, a decrease of $103,080 to refundable maintenance reserves. These amounts were recorded in immaterial amounts prior to 2006. However, using the dual evaluation approach prescribed by SAB 108, correction of the above amounts would be material to current year earnings. These adjustments resulted in a net addition to retained earnings in the amount of $540,570.

In September 2006, the FASB issued Statement 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes the adoption of Statement 157 will not have an impact on its financial condition, results of operations or cash flows.

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP.  Statement 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted if the decision to adopt the standard is made after the issuance of the Statement but within 120 days after the first day of the fiscal year of adoption, provided no financial statements have yet been issued for any interim period and provided the requirements of Statement 157, Fair Value Measurements, are adopted concurrently with Statement 159.  The Company believes the adoption of Statement 159 will not have an impact on its financial condition, results of operations or cash flows.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2006
2. Aircraft and Aircraft Engine Held for Lease

At December 31, 2006, the Company owned eight deHavilland DHC-8-300s, three deHavilland DHC-8-100s, three deHavilland DHC-6s, fourteen Fokker 50s, two Saab 340As, six Saab 340Bs and one turboprop engine which are held for lease. At December 31, 2006, all of the Company’s aircraft were on lease. See Note 9 regarding the status of the Company’s two Saab 340A aircraft subsequent to year end.

During 2006, the Company acquired three Saab 340B aircraft with lease terms of 60 months. The Company sold a Shorts SD 3-60 aircraft, which resulted in a gain of approximately $409,000. The Company also extended the leases for several of its aircraft.

In accordance with its periodic review of its portfolio of assets for impairment, based on the Company’s cash flow analysis and thirty party appraisals, the Company recorded no provisions for impairment for its aircraft in 2006.

3. Operating Segments

The Company operates in one business segment, leasing of regional aircraft to regional airlines, primarily foreign, and therefore does not present separate segment information for lines of business.

Approximately 7% and 1% of the Company’s operating lease revenue was derived from lessees domiciled in the United States during 2006 and 2005, respectively. All revenues relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

The tables below set forth geographic information about the Company’s operating leased aircraft equipment, grouped by domicile of the lessee:

	Operating Lease Revenue for the Years Ended December 31,
	2006	2005

Europe and United Kingdom	$6,016,490	$3,679,520
Asia	3,947,550	5,593,300
Caribbean	3,234,160	1,503,420
United States and Canada	1,080,650	71,100
Africa	689,990	43,750
South America	540,000	495,860
	$15,508,840	$11,386,950

	Net book value aircraft and aircraft engines held for lease at December 31, 2006

Europe and United Kingdom	$32,680,670
Asia	22,312,540
Caribbean	16,817,090
United States	12,299,060
Africa	5,485,890
South America	4,079,720
	$93,674,970

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2006

4. Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables. The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

For the year ended December 31, 2006, the Company had six customers, which accounted for 15%, 14%, 12%, 11%, 11% and 10%, respectively, of lease revenue. For the year ended December 31, 2005, the Company had three significant customers, which accounted for 34%, 14% and 12%, respectively, of lease revenue.

At December 31, 2006, the Company had significant receivables from four lessees, which accounted for 22%, 22%, 16% and 12%, respectively, of the Company’s total receivables.

As of December 31, 2006, minimum future operating lease revenue payments receivable under noncancelable leases were as follows:

Year
2007	$12,970,350
2008	7,091,050
2009	3,932,640
2010	1,636,200
2011	935,550
$26,565,790

5. Notes Payable and Accrued Interest

(a) Credit facility

In November 2005, the Company’s $50 million credit facility was renewed through October 31, 2007. In connection with the renewal, certain financial covenants were modified, including the applicable margin which is added to the index rate for each of the Company’s outstanding loans under the credit facility. The margin, which is determined by certain financial ratios, was revised from a range of 275 to 375 basis points to a range of 275 to 325 basis points. In May 2006, a participant was added to the Company’s credit facility and the amount of the facility was increased to $55 million. During 2006, the Company borrowed $3,900,000 and repaid $3,000,000 of the outstanding principal under its credit facility. As a result of maintenance expense in connection with preparing one of the Company’s aircraft for lease in the second quarter, on June 30, 2006, the Company was out of compliance with a financial ratio covenant which is based on net income. The Company obtained a waiver from its banks regarding that covenant for the quarter then ended. As of December 31, 2006, the Company was in compliance with all covenants under its credit facility agreement, $50,896,000 was outstanding under the credit facility, and interest of $153,250 was accrued.

(b) Special purpose financing

In September 2000, a special purpose subsidiary acquired a deHavilland DHC-8-100 aircraft using cash and bank financing separate from its credit facility. The financing resulted in a note obligation in the amount of $3,575,000, due April 15, 2006, which bore interest at the rate of one-month LIBOR plus 3%. The note was collateralized by the aircraft, which was leased to a third-party lessee, and was non-recourse to the Company. Payments due under the note consisted of monthly principal and interest and a balloon principal payment due on the maturity date. The financing also provided for a six month remarketing period at the expiration or early termination of the lease. This note obligation was refinanced in April 2006, using bank financing from another lender, and the subsidiary was dissolved. The aircraft was transferred to AeroCentury VI LLC, a newly formed special purpose limited liability company, which borrowed $1,650,000, due October 15, 2009. The note bears interest at an adjustable rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and the Company’s interest in AeroCentury VI LLC and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 20, 2009, interest only from April 20, 2009 until the maturity date, and a balloon principal payment due on the maturity date. If the aircraft lease agreement is terminated on April 15, 2008 pursuant to a lessee early termination option, the note will be due October 15, 2008, and the interest only period will be from April 20, 2008 through October 15, 2008. During 2006, $1,859,550 of principal was repaid on these notes, including $1,566,290 used to pay off the note obligation which matured in April 2006. The balance of the note payable at December 31, 2006 was $1,421,350 and interest of $3,960 was accrued. As of December 31, 2006, the Company was in compliance with all covenants of this note obligation.

In November 2005, the Company refinanced two DHC-8-300 aircraft that had been part of the collateral base for its credit facility. The financing, by a bank separate from its credit facility, was provided to a newly formed special purpose subsidiary, AeroCentury V LLC, to which the aircraft were transferred. The financing resulted in a note obligation in the amount of $6,400,000, due November 10, 2008, which bears interest at the rate 7.87%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 22, 2008, interest only from April 22, 2008 until the maturity date, and a balloon principal payment due on the maturity date. During the first nine months of 2006, AeroCentury V LLC repaid $665,040 of principal. The balance of the note payable at December 31, 2006 was $5,420,710 and interest of $11,850 was accrued. As of December 31, 2006, the Company was in compliance with all covenants of this note obligation.

(c)  Future maturities of notes payable

As of December 31, 2006, principal payments due under the Company’s credit facility and long-term debt were as follows:

Year
2007	$52,178,150
2008	4,789,280
2009	770,630
2010	-
2011	-
$57,738,060

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2006

6. Stockholder Rights Plan

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

7. Income Taxes

The items comprising income tax expense are as follows:
	For the Years Ended December 31,
	2006	2005
Current tax provision:
Federal	$-	$184,030
State	11,140	2,360
Current tax provision	11,140	186,390

Deferred tax provision/(benefit):
Federal	434,770	(9,210)
State	26,460	(31,060)
Deferred tax provision/(benefit)	461,230	(40,270)
Total provision for income taxes	$472,370	$146,120

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Years Ended December 31,
	2006	2005

Income tax provision at statutory federal income tax rate	$438,680	$115,270
State tax provision, net of federal benefit	11,200	120
Federal tax adjustment	-	47,600
Tax rate differences	17,210	(29,230)
Other	5,280	12,360
Total income tax provision	$472,370	$146,120

Tax rate differences reflect (i) the change in effective state tax rates that resulted from changes in state income tax apportionments related to changed nexus of aircraft leasing activities among various states.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2006

7. Income Taxes (continued)

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2006 are as follows:

Deferred tax assets:
Deferred maintenance	$1,737,300
Maintenance reserves	2,152,740
Current year tax losses	1,040,730
Basis adjustments	223,810
Prepaid rent and other	183,700
Deferred tax assets	5,338,280
Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	(6,465,460)
Net deferred tax liabilities	$(1,127,180)

Basis adjustments represent amounts available through amended tax returns resulting from the adjustments recorded pursuant to SAB 108 as discussed in Note 1(m).

No valuation allowance is deemed necessary, as the Company has concluded that, based on an assessment of all available evidence, it is more likely than not that future taxable income will be sufficient to realize the tax benefits of all the deferred tax assets on the consolidated balance sheet. The current year tax losses not utilized in the current year will be available to offset taxable income in each of the two preceding tax years and in future years through 2026.

8. Related Party Transactions

The Company has no employees. Its portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JMC, which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC may also receive an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $2,750,010 and $2,339,750 during the years ended December 31, 2006 and 2005, respectively. The Company incurred acquisition fees totaling $198,000 and $954,900, payable to JMC, during 2006 and 2005, respectively, which are included in the cost basis of the aircraft purchased. The Company recorded remarketing fees totaling $44,000 and $73,250 to JMC in connection with the sale of aircraft in 2006 and 2005, respectively, which are included in the computation of the gain/(loss) on sale of aircraft..

9. Subsequent Events

In January 2007, the lease for one of the Company’s DHC-6 aircraft was extended through April 30, 2009.

In January 2007, the Company and the lessee of the Company's two Saab 340A aircraft, wihch have leases expiring in May and July 2008, began discussing the early return of the aircraft based on the lessee's anticipated financial difficulties.

Item 8. Changes in and Disagreements With Accountants
on Accounting and Financial Disclosure.

Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2006 disclosing the dismissal of PricewaterhouseCoopers LLP, and the engagement of BDO Seidman, LLP as the Company's auditors.

Item 8A. Controls and Procedures.

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal controls over financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the Report, the Company present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Scope of the Controls Evaluation. The CEO/CFO evaluation of the Company’s Disclosure Controls and the Company’s Internal Controls included a review of the controls objectives and design, the controls implementation by the Company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, the CEO and CFO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The Company’s Internal Controls are also evaluated on an ongoing basis by other personnel in the Company’s finance organization and by the Company’s independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company’s Disclosure Controls and the Company’s Internal Controls and to make modifications as necessary; the Company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (reflecting improvements and corrections) as conditions warrant.

Among other matters, the Company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s Internal Controls. This information was important both for the Controls Evaluation generally and because item 5 in the Section 302 Certifications of the CEO and CFO requires that the CEO and CFO disclose that information to the Audit Committee of the Company’s Board and to the Company’s independent auditors and report on related matters in this section of the Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, the Company considered what revision, improvement and/or correction to make in accordance with the on-going procedures.

In accordance with SEC requirements, the CEO and CFO note that there has been no significant change in Internal Controls that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s Internal Controls.

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and
Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Information relating to the Company’s board of directors and executive officers, including the independence of the audit committee and audit committee financial expert, will be incorporated by reference from the Company’s definitive proxy statement (“the “2007 Proxy Statement”) for its annual stockholders’ meeting to be held on May 2, 2007 in the section entitled “Information Regarding the Company’s Directors and Officers.”

The Company has adopted a code of business conduct and ethics, or code of conduct. The code of conduct qualifies as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. A copy of the code of conduct is available on the Company’s website at www.aerocentury.com or upon written request to the Investor Relations Department, 1440 Chapin Avenue, Suite 310, Burlingame, California 94010. To the extent required by law, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly. To the extent permitted by such requirements, the Company intends to make such public disclosure on its website in accordance with SEC rules.

Item 10.  Executive Compensation.

Incorporated by reference to the section of the 2007 Proxy Statement entitled “Information Regarding the Company’s Directors and Officers — Employee Compensation.”

Item 11. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

Incorporated by reference to the section of the 2007 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the section of the 2007 Proxy Statement entitled “Related Party Transactions.”

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

* 10.18  Employment Agreement between the Company and Marc J. Anderson dated December 19, 2005.

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

10.22 Purchase Agreement with Denim Air Lease & Finance B.V. and Purchase Agreement with VLM Airlines, N.V. incorporated by reference to Exhibit 10.1 and 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2005.

10.23  Credit Agreement between the Company, AeroCentury Investments VI LLC & Landsbanki Islands HF, dated April 19, 2006, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006.

10.24 Agreement of Joinder and Thirteenth Amendment to Amended and Restated Credit Agreement between the Company, National City Bank, as agent, and National City Bank, California Bank & Trust, First Bank dba First Bank & Trust and Bridge Bank, National Association, as lenders, dated May 15, 2006, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2006.

10.25  Waiver to Amended and Restated Credit Agreement between the Company, National City Bank, as agent, and National City Bank, California Bank & Trust California Bank & Trust and First Bank dba First Bank & Trust, as lenders, dated July 19, 2006, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2006.

16  Letter from PricewaterhouseCoopers LLP, dated October 13, 2006, incorporated by reference to Exhibit 16 to the Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2006.

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
____________________
*  Indicates management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services.

Incorporated by reference to the section of the 2007 Proxy Statement entitled “Information Regarding Auditors - Audit Fees.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2007.

AEROCENTURY CORP.

Date: March 12, 2007	By:	/s/ Toni M. Perazzo

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2007.

/s/ Neal D. Crispin	/s/ Toni M. Perazzo

Name: Neal D. Crispin (Principal Executive Officer) Title: Director, President and Chairman of the Board of Directors of Registrant	Name: Toni M. Perazzo (Principal Financial and Accounting Officer) Title: Senior Vice President-Finance and Secretary of Registrant

/s/ Marc J. Anderson	/s/ Thomas G. Hiniker

Name: Marc J. Anderson Title: Director, Chief Operating Officer, Senior Vice President of Registrant	Name: Thomas G. Hiniker Title: Director of Registrant

/s/ Evan M. Wallach	/s/ Thomas W. Orr

Name: Evan M. Wallach Title: Director of Registrant	Name: Thomas W. Orr Title: Director of Registrant