Form 10KSB/A
AEROCENTURY CORP
filed 2007-03-13
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1
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

Documents Incorporated by Reference: Part III of this Report on Form 10-KSB incorporates information by reference from the Registrant’s Proxy Statement for its 2007 Annual Meeting to be filed on or about March 22, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No    ☒

EXPLANATORY NOTE: This Amendment No. 1 to the Annual Report on Form 10-KSB is being filed solely to amend typographical errors in two dates on the cover page of the report relating to incorporation by reference of the Registrant's Proxy Statement. The original filing referred to the Registrant's Proxy Statement for its 2006 Annual Meeting to be filed on or about March 23, 2007.  This has been corrected to refer to the the Proxy Statement for the 2007 Annual Meeting and correct the anticipated filing date to March 22, 2007.  Unaffected items have not been repeated in the Amendment No. 1. Except as described above, no other changes have been made to the original Form 10-KSB, and this form 10-KSB/A does not amend, update or change the financial statements or any other items or disclosures in the original Form 10-KSB. This Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB or modify or update those disclosures, including any exhibits to the Form 10-KSB affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-KSB on March 12, 2007. Accordingly, this Form 10-KSB/A should be read in conjunction with the Registrant's filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB, including any amendments to those filings.

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

Item 14. Principal Accountant Fees and Services.

Incorporated by reference to the section of the 2007 Proxy Statement entitled “Information Regarding Auditors - Audit Fees.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2007.

AEROCENTURY CORP.

Date: March 13, 2007	By:	/s/ Toni M. Perazzo

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2007.

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