Form 10QSB
period 2007-05-14
AEROCENTURY CORP
filed 2007-05-15
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2007 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, issued, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Item 1 "Financial Statements, Note 1" the statement regarding the Company's belief that the adoption of the direct expensing method pursuant to FSP AUG -AIR-1 will result in uneven effects on the Company’s results of operations.; and that the adoption of SFAS 157 and SFAS 159 will not have an impact on the financial condition, results of operations or cash flows of the Company; (ii) in Item 1 “Financial Statements, Note 6” the statement that future taxable income will likely be sufficient to realize the tax benefits of all the deferred tax assets on the balance sheet; (iii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements regarding the Company's belief that it will continue to be in compliance with all covenants of its credit facility, and that it will have adequate cash flow to meet its ongoing operational needs; (iv) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements regarding the Company's belief that the proceeds from the increased credit facility and the Subordinated Note financing will be sufficient to fund the Company’s short- and medium-term acquisitions; that even if certain aircraft returned to the Company in March 2007 remain off-lease for an extended period of time, the Company will still maintain compliance with its debt covenants; the Company’s belief regarding the renewal of aircraft with terms ending in 2007 and the re-lease of an aircraft expected to be returned and not renewed and the effect on compliance with debt covenants; and the Company’s belief that its reported net income may be subject to greater fluctuations from quarter-to-quarter than would have been the case had the Company continued its use of the previous method of accounting for planned major maintenance activities; and (v) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results,” statements regarding the Company's belief that it will be successful in timely acquiring appropriate assets for acquisition to take full financial advantage of the additional resources provided under the increased credit facility and Subordinated Note financing; that it will have sufficient cash to fund any required repayments under its credit facility caused by borrowing base limitations as a result of assets scheduled to come off lease in the near term; that JMC’s industry experience and technical resources will allow it to effectively manage new aircraft types; that acquisition of new aircraft types may lead to diversification of the portfolio; that it will have sufficient funds to pay increased Sarbanes-Oxley compliance costs; and that it will acquire primarily used aircraft; that overseas markets present business opportunities; that the Company is competitive because of JMC's experience and operational efficiency and will benefit because of JMC's reputation in the marketplace.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," including the compliance of the Company's lessees with obligations under their respective leases; risks related to use of debt financing for acquisitions; the Company’s success in finding additional financing and appropriate assets to acquire with such financing; general economic conditions, particularly those that affect the air travel industry; unanticipated sharp increases in interest rates; further disruptions to the air travel industry due to terrorist attacks; assumptions that major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

AeroCentury Corp.
Condensed Consolidated Balance Sheet
Unaudited

ASSETS

March 31, 2007

Assets:
Cash and cash equivalents	$3,131,280
Accounts receivable, net of allowance for doubtful accounts of $15,700	757,550
Aircraft and aircraft engine held for lease, net of accumulated depreciation of $21,783,450	90,788,330
Prepaid expenses and other	886,490

Total assets	$95,563,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$451,850
Notes payable and accrued interest	54,552,610
Maintenance reserves and accrued costs	3,836,610
Security deposits	4,078,880
Prepaid rent	541,940
Deferred taxes	4,585,210
Taxes payable	142,310

Total liabilities	68, 189,410

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 3,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,610
Paid in capital	13,821,200
Retained earnings	14,055,500
27,878,310
Treasury stock at cost, 63,300 shares	(504,070)

Total stockholders’ equity	27,374,240

$95,563,650

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
Unaudited

	For the Three Months Ended March 31,
	2007	2006 (as restated)

Revenues and other income:

Operating lease revenue	$4,206,840	$3,701,000
Maintenance reserves income	827,380	791,750
Other income	7,370	(9,130)

	5,041,590	4,483,620
Expenses:

Depreciation	1,234,810	1,155,010
Interest	1,221,710	1,164,260
Management fees	683,400	696,350
Maintenance	225,340	1,092,480
Professional fees and general and administrative	168,520	166,080
Insurance	26,720	78,040
Bad debt expense	15,690	48,820

	3,576,190	4,401,040

Income before taxes	1,465,400	82,580

Tax provision	491,640	31,080

Net income	$973,760	$51,500

Weighted average common shares outstanding	1,543,257	1,543,257

Basic and diluted earnings per share	$0.63	$0.03

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended March 31,
	2007	2006 (as restated)

Net cash provided by operating activities	$3,060,120	$2,317,490

Investing activity -
Equipment additions to aircraft	-	(432,840)
Net cash used by investing activity	-	(432,840)

Financing activity -
Repayment of notes payable	(3,312,720)	(283,640)
Net cash used by financing activity	(3,312,720)	(283,640)

Net (decrease)/increase in cash and cash equivalents	(252,600)	1,601,010

Cash and cash equivalents, beginning of period	3,383,880	618,910

Cash and cash equivalents, end of period	$3,131,280	$2,219,920

During the three months ended March 31, 2007 and 2006, the Company paid interest totaling $1,211,940 and $976,980, respectively, and income taxes totaling $400 and $48,000, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007

1. Organization and Summary of Significant Accounting Policies

(a)  Basis of Presentation

AeroCentury Corp., a Delaware corporation, uses leveraged financing to acquire leased aircraft assets. The Company (as defined below) purchases used regional aircraft on lease to foreign and domestic regional carriers. Financial information for AeroCentury Corp. and its wholly-owned subsidiaries, AeroCentury Investments V LLC (“AeroCentury V LLC”) and AeroCentury Investments VI LLC (“AeroCentury VI LLC”) (collectively, the “Company”), is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation. As discussed in Note 1(l), the Company has restated its results for the three months ended March 31, 2006 in connection with its adoption of Financial Accounting Standards Board (“FASB”) Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (“FSP AUG AIR-1”).

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
March 31, 2007

1. Organization and Summary of Significant Accounting Policies (continued)

(f) Maintenance Reserves and Accrued Costs

Maintenance costs under the Company’s triple net leases are generally the responsibility of the lessees. The accompanying consolidated balance sheet reflects liabilities for maintenance reserves and accrued costs, which include refundable maintenance payments received from lessees based on usage. At March 31, 2007, the Company’s maintenance reserves and accruals consisted of the following:

Refundable maintenance reserves	$3,310,560
Accrued costs	526,050
$3,836,610

Refundable maintenance reserves received by the Company are accounted for as a liability, which is reduced when maintenance work is performed during the lease. Maintenance reserves which are refundable to the lessee are refunded after all return conditions specified in the lease and, in some cases, any other payments due under the lease, are satisfied. Any refundable reserves retained by the Company to satisfy return conditions or in connection with an early return of an aircraft are recorded as income.

Maintenance reserves which are non-refundable to the lessee are recorded as income as accrued and as expense when maintenance work is performed.

Additions to and deductions from the Company’s accrued costs during the three months ended March 31, 2007 and 2006 for maintenance work were as follows:

	For the Three Months Ended March 31,
	2007	2006 (as restated)

Balance, beginning of period	$3,846,690	$3,350,430
Adjustment pursuant to FSP AUG AIR-1	(3,499,260)	(2,689,630)
Balance, beginning of period, adjusted for adoption of FSP AUG AIR-1	347,430	660,800
Additions:
Charged to expense	191,160	978,150
Charged to other -
Other		12,410
	191,160	990,560
Deductions:
Paid for previously accrued maintenance	-	1,206,720
Reversals of over-accrued maintenance	12,540	-
	12,540	1,206,720

Net increase/(decrease) in accrued maintenance costs	166,620	(216,160)

Balance, end of period	$526,050	$444,640

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007

1. Organization and Summary of Significant Accounting Policies (continued)

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

The most significant estimates with regard to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, the amount and timing of cash flow associated with each aircraft that are used to evaluate impairment, if any, accrued maintenance costs, the amounts recorded as bad debt allowances and accounting for income taxes.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007

1. Organization and Summary of Significant Accounting Policies (continued)

(k) Comprehensive Income

The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of operations. As a result, comprehensive income equals net income for the quarters ended March 31, 2007 and 2006.

(l) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), Share-based Payment (“SFAS 123(R))”, which requires compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS 123(R) is effective for small business issuers as of the beginning of the first interim or annual reporting period that began after December 15, 2005, supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and replaces SFAS No. 123, Accounting for Stock-based Compensation (“SFAS 123”). The pro-forma disclosure previously permitted under SFAS No. 123 is no longer an acceptable alternative to recognition of expenses in the financial statements. The adoption of SFAS 123(R) had no effect on the Company’s consolidated financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. The Company adopted FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits relating to uncertain tax positions.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which outlines the approach it believes registrants should use to quantify the misstatement of current year financial statements that results from misstatements of prior year financial statements.   SAB 108 changes practice by requiring registrants to use a combination of two approaches, the “rollover” approach, which quantifies a misstatement based on the amount of the error originating in the current year income statement and the “iron curtain” approach, which quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. SAB 108 requires registrants to adjust their financial statements if the new approach results in a conclusion that an error is material.  SAB 108 was effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 for the year ended December 31, 2006. The effects of adjustments made pursuant to SAB 108 on the Company’s financial condition and results of operations are shown in Note 2.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007

1. Organization and Summary of Significant Accounting Policies (continued)

(l) Recent Accounting Pronouncements (continued)

FSP AUG AIR-1 was posted in September 2006 and prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP AUG AIR-1 must be applied to the first fiscal year beginning after December 15, 2006 and was adopted by the Company on January 1, 2007. It allows major maintenance activities to be accounted for in one of three ways: (i) the built-in overhaul method, (ii) the deferral method or (iii) the direct expensing method. The Company has evaluated the impact of the adoption of this new staff position and determined that it will use the direct expensing method, under which actual costs incurred are expensed directly. The new mandated accounting methods requires the accrual of non-refundable maintenance reserves from the Company’s lessees for planned major maintenance to be reflected as income on the income statements, and performance of maintenance work in connection with the release of maintenance reserves to be reflected as an expense when maintenance is actually performed. Because the net effect of recognizing income when maintenance reserves are accrued and accruing maintenance expense as incurred within any given period will vary, it is likely that the new accounting method will result in uneven effects on the Company’s results of operations. Comparative financial statements have been adjusted to apply the new method retrospectively. The effects of adoption of FSP AUG AIR-1 on the Company’s financial condition and results of operations are shown in Note 2.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements” (“SFAS 157”) This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes the adoption of SFAS 157 will not have an impact on its financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted if the decision to adopt the standard is made after the issuance of SFAS 159 but within 120 days after the first day of the fiscal year of adoption, provided no financial statements have yet been issued for any interim period and provided the requirements of SFAS 157 are adopted concurrently with SFAS 159.  The Company believes the adoption of SFAS 159 will not have an impact on its financial condition, results of operations or cash flows.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007

2. Adoption of SAB 108 and FSP AUG AIR-1

As discussed in Note 1, the Company adopted SAB 108 for the year ended December 31, 2006. In the course of evaluating balance sheet amounts under the provisions of SAB 108, the Company identified the following adjustments as of January 1, 2006: (i) as a result of non-refundable maintenance reserves received at the time four aircraft were purchased in 1999 which should have been treated as a tax basis reduction rather than a liability for maintenance reserves, a net decrease to the Company’s deferred tax liability in the amount of $269,340; (ii) as a result of funds received from the seller when the Company purchased an aircraft in 2004, which should have been treated as a reduction in the purchase price rather than a liability for maintenance reserves, and the incorrect tax treatment of a portion of maintenance reserves as non-refundable instead of refundable, a decrease of $287,650 to both the cost basis of the Company’s aircraft and maintenance reserves and accrued costs, a decrease of $33,960 in accumulated depreciation, an increase of $12,180 in accounts receivable, and an increase of $14,790 in deferred tax liabilities; (iii) as a result of a reversal of tax liabilities due to a lower anticipated state tax rate than was provided for at the time of the Company’s incorporation, a decrease of $136,800 to deferred tax liabilities and (iv) as a result of the incorrect treatment of interest related to maintenance reserves for one aircraft as additional reserves rather than income, a decrease of $103,080 to refundable maintenance reserves. These amounts were recorded in immaterial amounts prior to 2006.   However, using the dual evaluation approach prescribed by SAB 108, correction of the above amounts would have been material to earnings for 2006. In accordance with SAB 108, these adjustments have been reflected as an opening adjustment of $540,570 to retained earnings at January 1, 2006. In addition, comparative information for the quarter ended March 31, 2006 has been adjusted to reflect the adoption of SAB 108, as summarized below:

	As reported previously	As adjusted under SAB 108	Increase/decresase effect of change

Operating lease revenue	$3,701,000	$3,701,000	$-
Maintenance reserves income	-	-	-
Other income	2,387,380	2,387,380	-
	6,088,380	6,088,380	-

Depreciation	1,230,190	1,224,200	(5,990)
Interest	1,164,260	1,164,260	-
Management fees	698,150	696,350	(1,800)
Maintenance	2,553,830	2,553,830	-
Professional fees and other	292,940	292,940	-
	5,939,370	5,931,580	(7,790)

Income before taxes	149,010	156,800	7,790
Tax provision	44,020	55,220	11,200
Net income	$104,990	$101,580	$(3,410)
Earnings per share	$0.07	$0.07	$-

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007

2. Adoption of SAB 108 and FSP AUG AIR-1 (continued)

As discussed in Note 1, the Company adopted FSP AUG AIR-1 on January 1, 2007. The effects on the Company’s statement of operations as a result of the retroactive restatement of the Company’s results of operations for the three months ended March 31, 2006 were as follows.

	As adjusted under SAB 108	As reported under FSP AUG AIR-1	Increase/(decrease) effect of change

Operating lease revenue	$3,701,000	$3,701,000	$-
Maintenance reserves income	-	791,750	791,750
Other income	2,387,380	(9,130)	(2,396,510)
	6,088,380	4,483,620	(1,604,760)

Depreciation	1,224,200	1,155,010	(69,190)
Interest	1,164,260	1,164,260	-
Management fees	696,350	696,350	-
Maintenance	2,553,830	1,092,480	(1,461,350)
Professional fees and other	292,940	292,940	-
	5,931,580	4,401,040	(1,530,540)

Income before taxes	156,800	82,580	(74,220)
Tax provision	55,220	31,080	(24,140)
Net income	$101,580	$51,500	$(50,080)
Earnings per share	$0.07	$0.03	$(0.04)

3. Aircraft and Aircraft Engine Held for Lease

At March 31, 2007, the Company owned eight deHavilland DHC-8-300s, three deHavilland DHC-8-100s, three deHavilland DHC-6s, fourteen Fokker 50s, two Saab 340As, six Saab 340Bs and one turboprop engine which are held for lease. During the first quarter, the Company extended the leases for one of its DHC-6 aircraft and one of its Fokker 50 aircraft.

In March 2007, based on the lessee’s financial difficulties, the Company agreed to the early return of two of its aircraft, which had leases expiring in May and July 2008. At March 31, 2007, the Company recorded $15,700 of bad debt expense for uncollected reserves. The Company is negotiating a termination settlement with the lessee and is seeking re-lease or sale opportunities for these aircraft.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007

4. Notes Payable and Accrued Interest

(a) Credit facility

In November 2005, the Company’s $50 million credit facility was renewed through October 31, 2007. In connection with the renewal, certain financial covenants were modified, including the applicable margin which is added to the index rate for each of the Company’s outstanding loans under the credit facility. The margin, which is determined by certain financial ratios, was revised from a range of 275 to 375 basis points to a range of 275 to 325 basis points. In May 2006, a participant was added to the Company’s credit facility and the amount of the facility was increased to $55 million. During the three months ended March 31, 2007, the Company repaid $3,000,000 of the outstanding principal. As of March 31, 2007, the Company was in compliance with all covenants under its credit facility agreement, $47,896,000 was outstanding, and interest of $112,210 was accrued. As discussed in Note 8, in April 2007, the amount of the Company’s credit facility was increased and its term was extended.

(b) Special purpose financing

In September 2000, a special purpose subsidiary acquired a deHavilland DHC-8-100 aircraft using cash and bank financing separate from its credit facility. The related note obligation, which was due April 15, 2006, was refinanced in April 2006, using bank financing from another lender, and the subsidiary was dissolved. The aircraft was transferred to AeroCentury VI LLC, a newly formed special purpose limited liability company, which borrowed $1,650,000, due October 15, 2009. The note bears interest at an adjustable rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and the Company’s interest in AeroCentury VI LLC and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 20, 2009, interest only from April 20, 2009 until the maturity date, and a balloon principal payment due on the maturity date. If the aircraft lease agreement is terminated on April 15, 2008 pursuant to a lessee early termination option, the note will be due October 15, 2008, and the interest only period will be from April 20, 2008 through October 15, 2008. During the three months ended March 31, 2007, $75,840 of principal was repaid on the note. The balance of the note payable at Mach 31, 2007 was $1,345,500 and interest of $3,730 was accrued. As of March 31, 2007, the Company was in compliance with all covenants of this note obligation.

In November 2005, the Company refinanced two DHC-8-300 aircraft that had been part of the collateral base for its credit facility. The financing, by a bank separate from its credit facility, was provided to a newly formed special purpose subsidiary, AeroCentury V LLC, to which the aircraft were transferred. The financing resulted in a note obligation in the amount of $6,400,000, due November 10, 2008, which bears interest at the rate 7.87%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 22, 2008, interest only from April 22, 2008 until the maturity date, and a balloon principal payment due on the maturity date. During the three months ended March 31, 2007, AeroCentury V LLC repaid $236,880 of principal. The balance of the note payable at March 31, 2007 was $5,183,830 and interest of $11,330 was accrued. As of March 31, 2007, the Company was in compliance with all covenants of this note obligation.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007

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

6. Income Taxes

The items comprising income tax expense are as follows:
	For the Three Months Ended March 31,
	2007	2006 (as restated)

Current tax provision:
Federal	$2,760	$-
State	2,260	1,200
Foreign	39,130	-
Current tax provision	44,150	1,200

Deferred tax provision:
Federal	455,610	27,670
State	(8,120)	2,210
Deferred tax provision	447,490	29,880
Total provision for income taxes	$491,640	$31,080

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Three Months Ended March 31,
	2007	2006 (as restated)

Income tax provision at statutory federal income tax rate	$498,240	$28,080
State tax provision, net of federal benefit	7,030	900
Tax rate differences	(13,630)	2,100
Total income tax provision	$491,640	$31,080

Tax rate differences reflect the change in effective state tax rates that resulted from changes in state income tax apportionments related to changed nexus of aircraft leasing activities among various states.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007

6. Income Taxes (continued)

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of March 31, 2007 are as follows:

Deferred tax assets:
Prior year tax losses	$1,036,020
Prepaid rent	228,860
Cumulative effects of prior year adjustments	238,910
Maintenance	122,480
Foreign tax credit carryover	145,820
Bad debt allowance and other	5,660
Deferred tax assets	1,777,750
Deferred tax liabilities -
Accumulated depreciation on aircraft and aircraft engines	(6,362,960)
Net deferred tax liabilities	$(4,585,210)

No valuation allowance is deemed necessary, as the Company has concluded that, based on an assessment of all available evidence, it is more likely than not that future taxable income will be sufficient to realize the tax benefits of all the deferred tax assets on the consolidated balance sheet. The prior year tax losses will be available to offset taxable income in each of the two preceding tax years and in future years through 2026. The foreign tax credit carryover will be available to offset federal tax expense in the first preceding tax year and in future years through 2017.

As described in Note 1, the Company adopted FIN 48 on January 1, 2007, which proscribes treatment of "unrecognized tax positions," and requires measurement and disclosure of such amounts. At both January 1, 2007 and March 31, 2007, the Company had no material unrecognized tax benefits.

The Company accounts for interest related to uncertain tax positions as interest expense, and for penalties as tax expense.

All of the Company's tax years remain open to examination other than as barred in the various jurisdictions by statutes of limitations.

7. Related Party Transactions

The Company has no employees. Its portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC"). Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $683,400 and $696,350 during the three months ended March 31, 2007 and 2006, respectively. Because the Company did not acquire any aircraft during the first three months of 2007 or 2006, no acquisition fees were paid to JMC for these periods.  No remarketing fees were paid to JMC during the three months ended March 31, 2007 or 2006.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007

8. Subsequent Events

On April 17, 2007, the Company and the lenders under its revolving credit facility entered into an amended and restated credit agreement, which provides for (i) a three-year term, (ii) a $25 million increase in the current amount available under the credit facility to $80 million and (iii) the ability to increase the maximum amount available under the credit facility to $110 million. Certain financial covenants were also modified.

On April 17, 2007, the Company entered into a Securities Purchase Agreement, whereby the Company may issue 16% senior unsecured subordinated notes ("Subordinated Notes"), with an aggregate principal amount of up to $28 million. The Subordinated Notes are due December 30, 2011 and fully amortize. Under the Securities Purchase Agreement, the Note Purchasers also were issued Warrants to purchase up to 171,473 shares of the Company's Common Stock at an exercise price of $8.75, which are subject to registration rights pursuant to an Investor's Registration Rights Agreement. At the April 17 closing, $10 million of the Subordinated Notes were sold at 99% of the face amount less $500,000. Any notes issued for the remaining $18 million of Subordinated Debt will be sold at 99% of the face amount, at subsequent closings expected to occur on or before June 30, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

The Company is a lessor of regional aircraft and engines which are used by customers pursuant to triple net operating leases. The acquisition of such equipment is generally made using debt financing. The Company’s profitability and cash flow are dependent in large part upon its ability to acquire equipment, obtain and maintain favorable lease rates on such equipment, and re-lease or sell owned equipment that comes off lease. The Company is subject to the credit risk of its lessees, both as to collection of rent and to performance by lessees of obligations for maintaining the aircraft. Since lease rates for assets in the Company’s portfolio generally decline as the assets age, the Company’s ability to maintain revenue and earnings is primarily dependent upon the Company’s ability to grow its asset portfolio.

The Company’s principal expenditures are for interest costs on its financing, management fees, and maintenance of its aircraft assets. Maintenance expenditures are incurred when aircraft are off lease, are being prepared for re-lease, or require maintenance in excess of lease return conditions, as well as when maintenance work is performed in connection with the release of non-refundable maintenance reserves previously received by the Company from lessees. See “c. Maintenance Reserves and Accrued Costs,” below, regarding the Company’s accounting treatment of maintenance expenses.

The most significant non-cash expenses include aircraft depreciation, which is the result of significant estimates, and, beginning in the second quarter of 2007, amortization of costs associated with the Company’s Subordinated Notes.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements. The Company believes that the most critical accounting policies include the following: Impairment of Long-lived Assets; Depreciation Policy; Maintenance Reserves and Accrued Costs; Revenue Recognition and Allowance for Doubtful Accounts; and Accounting for Income Taxes.

a. Impairment of Long-lived Assets

The Company periodically reviews its portfolio of assets for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets."  Such review necessitates estimates of current market values, re-lease rents, residual values and component values.  The estimates are based on currently available market data and third-party appraisals and are subject to fluctuation from time to time.  The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.  Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur.

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

c. Maintenance Reserves and Accrued Costs

Maintenance costs under the Company’s triple net leases are generally the responsibility of the lessees. Maintenance reserves and accrued costs in the accompanying consolidated balance sheet include refundable maintenance payments received from lessees, which will be paid out as related maintenance is performed.

Due to the recent adoption of FSP AUG AIR-1, as discussed in Note 1 to the Financial Statements, the Company was required to discontinue the accrue-in-advance method of accounting for planned major maintenance for financial reporting periods beginning on January 1, 2007. The Company has evaluated the impact of the adoption of this new staff position and determined that it will use the direct expensing method, under which actual costs incurred are expensed directly. The new mandated accounting method also requires the accrual of non-refundable maintenance reserves from the Company’s lessees for planned major maintenance to be reflected as income, and performance of maintenance work in connection with the release of maintenance reserves to be reflected as an expense when maintenance is actually performed. If an invoice for work performed is not received at the end of a reporting period, the Company estimates the amount of such expenses, based on the amount of reserves previously received from the lessee and information provided by the lessee regarding maintenance status.

Accrued costs also reflect amounts accrued by the Company for maintenance work performed under certain circumstances and which is not related to the release of reserves received from lessees.

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

e. Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease within the tax provision in the consolidated statements of operations. As discussed in Note 1 to the financial statements, the Company adopted FIN 48 on January 1, 2007, which proscribes treatment of “unrecognized tax positions” and requires measurement and disclosure of such amounts.

Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.

Results of Operations

a. Revenues

Operating lease revenue was approximately $506,000 higher in the three months ended March 31, 2007 versus the same period in 2006, primarily because of increased operating lease revenue from aircraft purchased in the fourth quarter of 2006 and revenue from several aircraft which had been off lease for all or part of the first three months of 2006, the effects of which were partially offset by a decrease in revenue from an aircraft which was sold in the second quarter of 2006.

Maintenance reserves income was approximately $36,000 higher in the three months ended March 31, 2007 versus the same period in 2006, as a result of increased aircraft usage by the Company’s lessees, on which the amount of reserves income is based.

Other income was approximately $16,000 higher in the three months ended March 31, 2007 versus the same period in 2006, primarily as a result of an increase in the amount of interest income earned on the Company’s cash balances, which were higher in 2007, net of accrued interest on certain of the Company’s securities deposits and maintenance reserves payable to several lessees.

b. Expense items

Depreciation was approximately $80,000 higher in the three months ended March 31, 2007 versus 2006, primarily because of purchases of aircraft in the fourth quarter of 2006, the effect of which was partially offset by an aircraft sale in the second quarter of 2006. Management fees, which are calculated on the net book value of the aircraft owned by the Company, were approximately $13,000 lower in the three months ended March 31, 2007 compared to 2006 because of lower net book values as a result of depreciation and adjustments made in December 2006 and January 2007 as a result of the Company’s adoption of SAB 108 and FSP AUG AIR-1, respectively. The effects of these changes were partially offset by the purchase of three aircraft in the fourth quarter of 2006.

Interest expense was approximately $57,000 higher in the three months ended March 31, 2007 versus 2006, primarily as a result of increases in the index rates upon which the Company’s interest rates are based, the effect of which was partially offset by a lower average principal balance and margin in 2007 compared to 2006.

The Company’s maintenance expense is dependent on the aggregate maintenance claims submitted by lessees and expenses incurred in connection with off-lease aircraft. As a result of lower total lessee claims and fewer off-lease aircraft in 2007, the Company incurred approximately $867,000 less in maintenance expense in the three months ended March 31, 2007 versus the same period in 2006.
Maintenance expense was approximately $867,000 lower in the three months ended March 31, 2007 compared to 2006, primarily as a result of lower expense for maintenance claims submitted by lessees and lower expense to prepare aircraft for re-lease in 2007 than in 2006.

Total professional fees and general and administrative expenses were approximately the same in the three month periods ended March 31, 2007 and 2006. Legal expense, however, was approximately $45,000 lower in 2007, primarily because of costs associated with the early return of an aircraft in 2006. Accounting fees were approximately $40,000 higher in 2007 as a result of additional costs incurred in connection with the audit of the Company’s 2006 financial statements. Directors fees were also higher by approximately $5,000 in 2007 as a result of higher fees authorized by the board of directors, effective January 1, 2007.

The Company's insurance expense consists primarily of directors and officers insurance, as well as product liability insurance and insurance for off-lease aircraft and aircraft engines, which varies depending on the type of assets insured during each period and the length of time each asset is insured. As a result of the combination of assets insured during each period and the length of time each was insured, insurance expense was approximately $48,000 lower in the first three months of 2007 versus the same period of 2006. Directors and officers insurance expense was approximately $3,000 less in 2007 as a result of a lower annual premium.

During the first three months of 2007, the Company recorded bad debt expense of approximately $16,000 for reserves receivable which was written off in connection with a lessee’s early return of two aircraft. During the first three months of 2006, the Company recorded bad debt expense of approximately $49,000 for rent receivable which was written off in connection with a lessee’s early return of an aircraft.

The Company did not record any impairment charges in the first three months of 2007 or 2006.

The Company’s effective tax rates for the period ended March 31, 2007 and 2006 were approximately 34% and 38%, respectively. The change in rate was primarily a result of the change in effective state tax rates resulting from the decrease in the number of aircraft leased to domestic carriers.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt borrowings, special purpose financing and excess cash flow.

(a) Credit facility

In November 2005, the Company’s credit facility was renewed through October 31, 2007. In connection with the renewal, certain financial covenants were modified, including the applicable margin, which is added to the index rate for each of the Company’s outstanding loans under the credit facility. The margin, which is determined by certain financial ratios, was revised from a range of 275 to 375 basis points to a range of 275 to 325 basis points. In May 2006, a participant was added to the Company’s credit facility and the amount of the facility was increased from $50 million to $55 million.

On April 17, 2007, the Company and the lenders entered into an amended and restated credit agreement, which provides for (i) a three-year term, (ii) a $25 million increase in the current amount available under the credit facility to $80 million and (iii) the ability to increase the maximum amount available under the credit facility to $110 million. Certain financial covenants were also modified.

During the first three months of 2007, the Company repaid $3,000,000 of the outstanding principal under its credit facility. The balance of the note payable at March 31, 2007 was $47,896,000 and interest of $112,210 was accrued.

On June 30, 2006, the Company was out of compliance with a financial ratio covenant which is based on net income. The Company obtained a waiver from its banks regarding that covenant for the quarter then ended. The Company is currently in compliance with all covenants and, based on its current projections, the Company believes it will continue to be in compliance with all covenants of its credit facility, but there can be no assurance of such compliance in the future. See "Factors That May Affect Future Results - 'Risks of Debt Financing’ and 'Credit Facility Obligations,’” below.

The Company's interest expense in connection with the credit facility generally moves up and down with prevailing interest rates, as the Company has not entered into any interest rate hedge transactions for the credit facility indebtedness.  Because aircraft owners seeking financing generally can obtain financing through either leasing transactions or traditional secured debt financings, prevailing interest rates are a significant factor in determining market lease rates, and market lease rates generally move up or down with prevailing interest rates, assuming supply and demand of the desired equipment remain constant.  However, because lease rates for the Company’s assets typically are fixed under existing leases, the Company normally does not experience any positive or negative impact in revenue from changes in market lease rates due to interest rate changes until existing leases have terminated and new lease rates are set as the aircraft is re-leased.

(b) Unsecured subordinated debt

On April 17, 2007, the Company entered into a Securities Purchase Agreement, whereby the Company may issue 16% senior unsecured subordinated notes ("Subordinated Notes"), with an aggregate principal amount of up to $28 million. The Subordinated Notes are due December 30, 2011 and fully amortize. Under the Securities Purchase Agreement, the Note Purchasers also were issued Warrants to purchase up to 171,473 shares of the Company's Common Stock, which are subject to registration rights pursuant to an Investor's Registration Rights Agreement. At the April 17 closing, $10 million of the Subordinated Notes were sold at 99% of the face amount less $500,000. Notes issued for the remaining $18 million of Subordinated Debt will be sold at 99% of the face amount. The Company intends to use the proceeds of the debt offering for acquisition of additional aircraft assets.

(c) Special purpose financing

In September 2000, a special purpose subsidiary acquired a deHavilland DHC-8-100 aircraft using cash and bank financing separate from its credit facility. The related note obligation, which was due April 15, 2006, was refinanced in April 2006, using bank financing from another lender, and the subsidiary was dissolved. The aircraft was transferred to AeroCentury VI LLC, a newly formed special purpose limited liability company, which borrowed $1,650,000, due October 15, 2009. The note bears interest at an adjustable rate of one-month LIBOR plus 3%. The note is collateralized by the aircraft and the Company’s interest in AeroCentury VI LLC and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 20, 2009, interest only from April 20, 2009 until the maturity date, and a balloon principal payment due on the maturity date. If the aircraft lease agreement is terminated on April 15, 2008 pursuant to a lessee early termination option, the note will be due October 15, 2008, and the interest only period will be from April 20, 2008 through October 15, 2008. During the three months ended March 31, 2007, $75,840 of principal was repaid on the note. The balance of the note payable at Mach 31, 2007 was $1,345,500 and interest of $3,730 was accrued. As of March 31, 2007, the Company was in compliance with all covenants of this note obligation and is currently in compliance.

In November 2005, the Company refinanced two DHC-8-300 aircraft that had been part of the collateral base for its credit facility. The financing, by a bank separate from its credit facility, was provided to a newly formed special purpose subsidiary, AeroCentury V LLC, to which the aircraft were transferred. The financing resulted in a note obligation in the amount of $6,400,000, due November 10, 2008, which bears interest at the rate 7.87%. The note is collateralized by the aircraft and is non-recourse to the Company. Payments due under the note consist of monthly principal and interest through April 22, 2008, interest only from April 22, 2008 until the maturity date, and a balloon principal payment due on the maturity date. During the three months ended March 31, 2007, AeroCentury V LLC repaid $236,880 of principal. The balance of the note payable at March 31, 2007 was $5,183,830 and interest of $11,330 was accrued. As of March 31, 2007, the Company was in compliance with all covenants of this note obligation and is currently in compliance.

The availability of special purpose financing in the future will depend on receiving specific dispensation from the senior lenders and the Subordinated Note holders.

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

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its credit facility, based upon its estimates of future revenues and expenditures. The Company’s expectations concerning such cash flows are based on existing lease terms and rents, as well as numerous estimates, including (i) rents on assets to be re-leased, (ii) sale proceeds of certain assets currently under lease, (iii) the cost and anticipated timing of maintenance to be performed and (iv) acquisition of additional aircraft and the lease thereof at favorable lease terms. While the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions. Among the more significant external factors outside the Company’s control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company’s profitability and causes the Company to violate covenants of its credit facility and its Subordinated Note agreement, and may require repayment of some or all of the amounts outstanding under its credit facility, (ii) lessee non-performance or non-compliance with lease obligations (which may affect credit facility collateral limitations and Subordinated Note covenants, as well as revenue and expenses) and (iii) an unexpected deterioration of demand for aircraft equipment.

(i) Operating activities

The Company’s cash flow from operations for the three months ended March 31, 2007 versus 2006 increased by approximately $743,000. The change in cash flow is a result of changes in several cash flow items during the period, including principally the following:

Lease rents, maintenance reserves and security deposits

Payments received from lessees for rent were approximately $125,000 higher in the first three months of 2007 versus the same period in 2006, due primarily to the effect of increased payments for aircraft purchased in November 2006 and rent for several aircraft which had been off lease for all or part of the first three months of 2006, the effects of which were partially offset by a decrease in rental payments for an aircraft which was sold in 2006.. Although increased demand generally in the turboprop market has caused lease rates to stabilize and, in some cases, rise, it cannot be predicted that rental rates on aircraft to be re-leased will not decline, so that, absent additional acquisitions by the Company, aggregate lease revenues for the current portfolio could decline over the long term.

Security deposits received decreased by approximately $654,000 in the first three months of 2007 versus 2006 because the Company did not acquire aircraft or re-lease any aircraft to new lessees during the 2007 period and, therefore, received no security deposits.

Expenditures for maintenance

Expenditures for maintenance were approximately $1,375,000 lower in the three months ended March 31, 2007 versus the same period in 2006 primarily as a result of higher payments during 2006 for maintenance performed to prepare several of the Company’s aircraft for remarketing and for maintenance reserves claims submitted by lessees. The amount of expenditures for maintenance in future periods will be dependent on the amount and timing of maintenance paid from lessee maintenance reserves held by the Company and the off-lease status of the Company’s aircraft.

Expenditures for interest

Expenditures for interest increased by approximately $236,000 in the first three months of 2007 compared to 2006, primarily as a result of higher average interest rates, the effect of which was partially offset by a lower average credit facility principal balance and margin in 2007 compared to 2006. Interest expenditures in future periods will be a product of prevailing interest rates and the outstanding credit facility principal balance, which may be influenced by future acquisitions and/or required repayments resulting from changes in the collateral base, as well as the outstanding principal of the Subordinated Notes and principal payments required by the Subordinated Note covenants. As a result of the Company’s expected Subordinated Note financings, it is likely that expenditures for interest will increase significantly.

Expenditures for acquisition fees

Because the Company did not acquire any aircraft during the first three months of 2007, it paid no acquisition fees during the period. During the first three months of 2006, the Company paid $314,000 to JMC for the acquisition fee accrued in December 2005 upon the purchase of four aircraft and which was included in the Company’s accounts payable balance at December 31, 2005.

Expenditures for professional fees and general and administrative expenses

Expenditures for professional fees and general and administrative expenses decreased by approximately $81,000 in the three months ended March 31, 2007 versus the same period in 2006, primarily as a result of lower legal expenditures.

Expenditures for prepaid expenses

Expenditures for prepaid expenses were approximately $304,000 higher in the first three months of 2007 versus the same period in 2006, primarily as a result of a deposit paid to the seller of two aircraft which the Company anticipates acquiring in the second quarter of 2007.

(ii) Investing activities

During the three months ended March 31, 2006, the Company used $433,000 for capital equipment installed on aircraft. The Company made no such investments in the three months ended March 31, 2007.

(iii) Financing activities

The $3,029,000 increase in cash flow used by financing activities was a result of the Company’s repayments of $3,000,000 of principal under its credit facility in 2007.

Outlook

In April 2007, the Company signed an agreement for a $25 million increase in its revolving credit facility, with the ability to increase the maximum amount available under the facility to $110 million. At the same time it entered into an agreement to issue up to $28 million of Subordinated Notes. At the same time, the Company issued $10 million of the Subordinated Notes, and is required to draw the remaining $18 million on or before June 30, 2008. As the Subordinated Notes bear fixed interest of 16% per annum immediately upon issuance, as well as an unused commitment fee on the unissued balance, an important factor in the Company’s near term results will be the Company’s ability to expediently locate and acquire assets using the Subordinated Note proceeds, in order to generate revenue to offset the increased interest expense. The Company anticipates that the combined credit facility increase and potential for a further increase in the credit facility by an additional $30 million, along with the Subordinated Debt financing, should provide sufficient capital for its projected short- and medium-term future acquisitions.

In March 2007, the Company and the lessee of two aircraft, which have leases expiring in May and July 2008, agreed to the early return of the aircraft based on the lessee’s financial difficulties. The Company is negotiating a termination settlement with the lessee and is seeking re-lease or sale opportunities for these aircraft. There is no assurance as to when the Company will be successful in its efforts to re-lease or sell the aircraft, but the Company believes that, even if the aircraft are off lease for an extended period of time, it will be able to remain in compliance with the terms of its credit facility and Subordinated Notes.

Several of the Company’s aircraft leases are scheduled to expire in 2007. The Company expects that all but one of them will be renewed. The Company believes that it will be able to re-lease the one aircraft it expects to be returned at lease end and that, even if the aircraft is off lease for an extended period of time, it will be able to remain in compliance with the terms of its credit facility and Subordinated Notes.

The Company continually monitors the financial condition of its lessees to avoid unanticipated creditworthiness issues, and where necessary, works with lessees to ensure continued compliance with both monetary and non-monetary obligations under their respective leases. Currently, the Company is closely monitoring the performance of two lessees with a total of three aircraft under lease. The Company continues to work closely with these lessees to ensure compliance with their current obligations. During the first three months of 2007, the Company incurred $16,000 of bad debt expense related to amounts owed by the lessee of two of the Company’s aircraft, discussed above. If any of the Company's current lessees are unable to meet their lease obligations, the Company's future results could be materially impacted. Any weakening in the aircraft industry may also affect the performance of lessees that currently appear to the Company to be creditworthy. See "Factors that May Affect Future Results - General Economic Conditions," below.

Due to the recent adoption of FSP AUG AIR-1, as discussed in Note 1 to the Financial Statements and under “Critical Accounting Policies, Judgments and Estimates, c. Maintenance Reserves and Accrued Costs”, above, the treatment of non-refundable maintenance reserves will impact the Company’s income and expenses and, as a result, beginning in the first quarter of 2007, the Company believes that its reported net income may be subject to greater fluctuations from quarter-to-quarter than would have been the case had the Company continued its use of the previous method of accounting for planned major maintenance activities.

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

The addition of the Subordinated Note debt, while providing additional resources for acquisition by the Company of revenue generating assets, also has the effect of increasing the Company’s overall cost of capital, as the Subordinated Notes bear an effective overall interest rate that is higher than the rate charged on the credit facility. Since the Subordinated Notes bear interest immediately upon issuance, the Company’s success in utilizing the proceeds to purchase income generating assets will be critical to the financial results of the Company. The Company has not yet identified specific asset acquisitions for which the entire Subordinated Note proceeds will be applied, but believes that it will be successful in timely acquiring appropriate assets for acquisition to take full financial advantage of the additional resources provided under the increased credit facility and Subordinated Note financing.

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

Warrant Issuance. As part of the Subordinated Note financing, the Company has issued warrants to purchase up to 171,473 shares of the Company’s common stock, which is equal to 10% of the post-exercise fully diluted capitalization of the Company. The exercise price under the Warrants is $8.75 per share. If the shares are exercised, this could lead to dilution to the existing holders of Common Stock. This dilution of the Company’s common stock could depress its trading price.

Concentration of Lessees and Aircraft Type. Currently, the Company’s seven largest customers are located in Belgium, Taiwan, the Caribbean, Norway, the United States and Sweden, and currently account for approximately 14%, 13%, 12%, 11%, 10%, 10% and 10%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problems with one of these customers could have a disproportionate negative impact on the Company’s financial results, and therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk will diminish in the future only if the Company is able to lease additional assets to new lessees.

The Company owns fourteen Fokker 50, eight DHC-8-300 and six Saab 340B aircraft, making these three aircraft types the dominant types in the portfolio and representing 36%, 37% and 11%, respectively, based on net book value. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately large impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

Investment in New Aircraft Types. The Company has traditionally invested in a limited number of types of turboprop aircraft and engines. While the Company intends to continue to focus solely on regional aircraft and engines, the Company may pursue acquisitions of other types of regional aircraft and engines used in the Company's targeted customer base of regional air carriers, including other types of turboprop aircraft, as well as regional jet aircraft and engines. Acquisition of other aircraft types and engines not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience with those types. The Company believes, however, that JMC personnel's overall industry experience and its technical resources should permit the Company to effectively manage such new aircraft. Further, the broadening of the asset types in the aircraft portfolio may have a countervailing benefit of diversifying the Company's portfolio (See "Factors That May Affect Future Results - Concentration of Lessees and Aircraft Type,” above).

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

Possible Volatility of Stock Price. The market price of the Company’s common stock has been subject to fluctuations in response to the Company’s operating results, changes in general conditions in the economy, the financial markets, the airline industry, changes in accounting principles or tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, some of which may be unrelated to the Company’s performance. Also, because the Company has a relatively small capitalization of approximately 1.5 million shares, there is a correspondingly limited amount of trading of the Company’s shares. Consequently, a single or small number of trades could result in a market fluctuation not related to any business or financial development concerning the Company.

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

AEROCENTURY CORP.

Date: May 15, 2007	By:	/s/ Toni M. Perazzo

Title: Sr. Vice President, Finance