Form 10QSB
period 2007-06-30
AEROCENTURY CORP
filed 2007-08-13
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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
Yes ☒No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 13, 2007 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, issued, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one):
Yes  ☐No ☒

PART I
FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Item 1 “Financial Statements, Note 1” the statement that the adoption of SFAS 157 and 159 will not have an impact on the Company’s financial condition, results of operation, or cash flow  (ii) in Item 1 “Financial Statements, Note 6” the statement that future taxable income will likely be sufficient to realize the tax benefits of all the deferred tax assets on the balance sheet; (iii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements regarding the Company's belief that it will continue to be in compliance with all covenants of its credit facility,  (iv) in Item 2 "Management's Discussion and Analysis or Plan of Operation – Cash Flow," statements that it will have adequate cash flow to meet its ongoing operational needs; (v) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements regarding the Company's belief that the proceeds from the increased credit facility and the Subordinated Note financing will be sufficient to fund the Company’s short- and medium-term acquisitions; that even if certain aircraft returned to the Company in March 2007 remain off-lease for an extended period of time, the Company will still maintain compliance with its debt covenants; the Company’s belief regarding the renewal of aircraft with terms ending in 2007 and the re-lease of an aircraft expected to be returned and not renewed and the effect on compliance with debt covenants; and the Company’s belief that its reported net income may be subject to greater fluctuations from quarter-to-quarter than would have been the case had the Company continued its use of the previous method of accounting for planned major maintenance activities; and (vi) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results,” statements regarding the Company's belief that it will be successful in timely acquiring appropriate assets for acquisition to take full financial advantage of the additional resources provided under the increased credit facility and Subordinated Note financing; that it will have sufficient cash to fund any required repayments under its credit facility caused by borrowing base limitations as a result of assets scheduled to come off lease in the near term; that the Company intends to focus solely on regional aircraft and engines; that JMC’s industry experience and technical resources will allow it to effectively manage new aircraft types; that acquisition of new aircraft types may lead to diversification of the portfolio; that it will have sufficient funds to pay increased Sarbanes-Oxley compliance costs; and that it will acquire primarily used aircraft; that overseas markets present business opportunities; that the Company is competitive because of JMC's experience and operational efficiency and will benefit because of JMC's reputation in the marketplace.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," including the compliance of the Company's lessees with obligations under their respective leases; the Company’s success in finding additional financing and appropriate assets to acquire with such financing; risks related to use of debt financing for acquisitions; general economic conditions, particularly those that affect the air travel industry; unanticipated sharp increases in interest rates; a sudden weakening in demand for regional aircraft; further disruptions to the air travel industry due to terrorist attacks; assumptions that major maintenance expenses will  relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.Financial Statements.

AeroCentury Corp.
Condensed Consolidated Balance Sheet
Unaudited

ASSETS

June 30, 2007

Assets:
Cash and cash equivalents	$2,558,200
Accounts receivable, net of allowances	937,130
Aircraft and aircraft engine held for lease, net of accumulated depreciation of $23,041,720	103,357,870
Prepaid expenses and other	1,460,890

Total assets	$108,314,090

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$855,350
Notes payable and accrued interest	62,944,200
Maintenance reserves and accrued costs	4,692,120
Security deposits	4,784,350
Prepaid rent	699,640
Deferred income taxes	4,788,370
Income taxes payable	156,250

Total liabilities	78,920,280

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 3,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,610
Paid in capital	15,377,540
Retained earnings	14,518,730
29,897,880
Treasury stock at cost, 63,300 shares	(504,070)

Total stockholders’ equity	29,393,810

Total liabilities and stockholders’ equity	$108,314,090

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
Unaudited

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
		(as restated)		(as restated)
Revenues and other income:

Operating lease revenue	$8,358,610	$7,534,940	$4,151,770	$3,833,940
Maintenance reserves income	1,674,310	1,548,230	846,940	756,480
Gain on sale of aircraft	-	33,690	-	33,690
Other	8,480	(5,320)	1,110	3,810

	10,041,400	9,111,540	4,999,820	4,627,920
Expenses:

Depreciation	2,493,070	2,315,180	1,258,260	1,160,170
Interest	2,645,780	2,415,630	1,424,080	1,251,370
Management fees	1,367,170	1,379,640	683,770	683,300
Maintenance costs	925,890	2,736,540	700,550	1,644,060
Professional fees and general and administrative	352,520	288,770	184,000	122,690
Insurance	75,440	129,250	48,720	51,210
Bad debt expense	15,690	48,820	-	-

	7,875,560	9,313,830	4,299,380	4,912,800

Income/(loss) before income taxes	2,165,840	(202,290)	700,440	(284,880)

Income tax provision/(benefit)	728,820	(46,940)	237,180	(78,030)

Net income/(loss)	$1,437,020	$(155,350)	463,260	$(206,850)

Weighted average common shares outstanding	1,543,257	1,543,257	1,543,257	1,543,257
Basic earnings/(loss) per share	$0.93	$(0.10)	$0.30	$0.13

Weighted average diluted common shares outstanding	1,572,502	1,543,257	1,601,423	1,543,257
Diluted earnings/(loss) per share	$0.91	$(0.10)	$0.29	$0.13

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended June 30,
		2006
	2007	(as restated)

Net cash provided by operating activities	$6,902,000	$4,267,100

Investing activities:
Proceeds from sale of aircraft, net of re-sale fees	-	1,056,000
Purchases of aircraft	(13,600,940)	(1,018,110)
Net cash (used)/provided by investing activities	(13,600,940)	37,890

Financing activities:
Borrowings under Credit Facility	11,000,000	1,650,000
Net proceeds received from issuance of subordinated notes payable	9,237,400	-
Debt issuance costs	(735,250)	-
Repayment of notes payable	(13,628,890)	(3,153,420)
Net cash provided/(used) by financing activities	5,873,260	(1,503,420)

Net (decrease)/increase in cash and cash equivalents	(825,680)	2,801,570

Cash and cash equivalents, beginning of period	3,383,880	618,910

Cash and cash equivalents, end of period	$2,558,200	$3,420,480

During the six months ended June 30, 2007 and 2006, the Company paid interest totaling $2,860,300 and $2,244,490, respectively, and income taxes totaling $1,200 and $48,800, respectively.

At June 30, 2007, capital purchases included in accounts payable and accrued expenses were $347,940.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007

1.Organization and Summary of Significant Accounting Policies

(a) Basis of Presentation

AeroCentury Corp., a Delaware corporation, uses leveraged financing to acquire leased aircraft assets.  The Company (as defined below) purchases used regional aircraft on lease to foreign and domestic regional carriers.  Financial information for AeroCentury Corp. and its wholly-owned subsidiaries, AeroCentury Investments V LLC (“AeroCentury V LLC”) and AeroCentury Investments VI LLC (“AeroCentury VI LLC”) (collectively, the “Company”), is presented on a consolidated basis.  All intercompany balances and transactions have been eliminated in consolidation.  As discussed in Notes 1(g) and 2, the Company has restated its results for the three months and six months ended June 30, 2006 in connection with its adoption of Financial Accounting Standards Board (“FASB”) Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”).

(b) Use of Estimates

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

The most significant estimates with regard to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, the amount and timing of cash flow associated with each aircraft that are used to evaluate impairment, if any, accrued maintenance costs, the amounts recorded as accounts receivable and income allowances, the estimated fair value of equity instruments, and accounting for income taxes.

 (c) Cash and Cash Equivalents/Deposits

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less from the date of acquisition, as cash equivalents.

(d) Aircraft and Aircraft Engine Held For Lease and Held for Sale and Depreciation

The Company’s interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs.  The Company purchases only used aircraft.  It is the Company’s policy to hold aircraft for approximately twelve years unless market conditions dictate otherwise.  Depreciation is computed using the straight-line method over the twelve year period to an estimated residual value based on appraisal. Decreases in the market value of aircraft could not only affect the current value, but could also affect the assumed residual value.  The Company periodically obtains a residual value appraisal for its assets and, historically, has not written down any estimated residuals.  Any aircraft which are held for sale are not subject to depreciation.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007

1. Organization and Summary of Significant Accounting Policies (continued)

(e) Impairment of Long-lived Assets

The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-lived Assets."  Such review necessitates estimates of current market values, re-lease rents, residual values and component values.  The estimates are based on currently available market data and third party appraisals and are subject to fluctuation from time to time.  The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.  Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and, should different conditions prevail, material write downs may occur.

(f) Deferred Financing Costs and Unused Commitment Fees

Costs incurred in connection with term debt financing are deferred and amortized over the term of the debt using the effective interest method or, in certain instances where the differences are not material, using the straight line method.  Costs incurred in connection with the revolving debt are deferred and amortized using the straight method.  Unused commitment fees are expensed as incurred.

 (g) Maintenance Reserves and Accrued Costs

Maintenance costs under the Company’s triple net leases are generally the responsibility of the lessees. Refundable maintenance reserves received by the Company are accounted for as a liability, which is reduced when maintenance work is performed during the lease. Generally, under the terms of the Company’s leases, the lessees pay amounts to the Company based on usage, which are estimated to cover the expected maintenance cost.  Maintenance reserves which are refundable to the lessee are refunded after all return conditions specified in the lease and, in some cases, any other payments due under the lease, are satisfied.  Any refundable reserves retained by the Company to satisfy return conditions or in connection with an early return of an aircraft are recorded as income.  The accompanying consolidated balance sheet reflects liabilities for maintenance reserves and accrued costs, which include refundable maintenance payments received from lessees based on usage.  At June 30, 2007, the Company’s maintenance reserves and accruals consisted of the following:

Refundable maintenance reserves	$3,616,510
Accrued costs	1,075,610
$4,692,120

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007

1. Organization and Summary of Significant Accounting Policies (continued)

(g) Maintenance Reserves and Accrued Costs (continued)

As more fully discussed at Note 2, the Company adopted the provisions of FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”) effective January 1, 2007.  The Company has elected to use the direct expensing method to account for maintenance costs.  Maintenance costs associated with non-refundable reserves are expensed as such in the condensed consolidated statement of operations in the period a reimbursement claim for incurred maintenance or sufficient information is received from the lessee.  Non-refundable maintenance reserves collected from lessees are recorded as maintenance reserves income in the period invoiced, assuming collections are reasonably assured or cash is received.  Due to the timing difference of recording maintenance reserves income and recording maintenance costs, the effect to current period income could be material. Comparative financial statements have been adjusted to apply the new method retrospectively. The effects of adoption of FSP AUG AIR-1 on the Company’s financial condition and results of operations are shown in Note 2.

Additions to and deductions from the Company’s accrued costs during the six months ended June 30, 2007 and 2006 for maintenance work were as follows:

	For the Six Months Ended June 30,
	2007	2006
		(as restated)

Balance, beginning of period	$3,846,690	$3,350,430
Adjustment pursuant to FSP AUG AIR-1	(3,499,260)	(2,689,630)
Balance, beginning of period, adjusted for adoption of FSP AUG AIR-1	347,430	660.800
Additions:
Charged to expense	877,740	2,357,640
Charged to other	-	2,410
	877,740	2,360,050
Deductions:
Paid for previously accrued maintenance	137,020	2,700,810
Reversals of over-accrued maintenance	12,540	-
	149,560	2,700,810

Net increase/(decrease) in accrued maintenance costs	728,180	(340,760)

Balance, end of period	$1,075,610	$320,040

(h) Security deposits

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

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007

1.Organization and Summary of Significant Accounting Policies (continued)

(i) Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in the condensed consolidated balance sheet.  Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance.  To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease within the tax provision in the consolidated statement of operations.

The Company adopted the provisions of FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”) effective on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits relating to uncertain tax positions.

(j) Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Non-refundable maintenance reserves collected from lessees are accrued as maintenance reserves income based on aircraft usage.  In instances for which collectibility is not reasonably assured, the Company recognizes revenue as cash payments are received.  The Company estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer, the level of past due accounts, and its analysis of the lessees’ overall financial condition.  If the financial condition of the Company’s customers deteriorates, it could result in actual losses exceeding any estimated allowances.

(k) Comprehensive Income/(Loss)

The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of operations.  As a result, comprehensive income/(loss) equals net income for the three months and six months ended June 30, 2007 and 2006.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007

1. Organization and Summary of Significant Accounting Policies (continued)

(l) Recent Accounting Pronouncements

    In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which outlines the approach it believes registrants should use to quantify the misstatement of current year financial statements that results from misstatements of prior year financial statements.   SAB 108 changes practice by requiring registrants to use a combination of two approaches, the “rollover” approach, which quantifies a misstatement based on the amount of the error originating in the current year income statement and the “iron curtain” approach, which quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. SAB 108 requires registrants to adjust their financial statements if the new approach results in a conclusion that an error is material.  SAB 108 was effective for fiscal years ending after November 15, 2006.   The Company adopted SAB 108 for the year ended December 31, 2006.  The effects of adjustments made pursuant to SAB 108 on the Company’s results of operations are shown in Note 2.

    In September 2006, the FASB issued SFAS 157, Fair Value Measurements” (“SFAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes the adoption of SFAS 157 will not have an impact on its financial condition, results of operations or cash flows.

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

 2. Adoption of SAB 108 and FSP AUG-AIR-1

As discussed in Note 1, the Company adopted SAB 108 for the year ended December 31, 2006.  In the course of evaluating balance sheet amounts under the provisions of SAB 108, the Company identified the following adjustments as of January 1, 2006:  (i) as a result of non-refundable maintenance reserves received at the time four aircraft were purchased in 1999 which should have been treated as a tax basis reduction rather than a liability for maintenance reserves, a net decrease to the Company’s deferred tax liability in the amount of $269,340; (ii) as a result of funds received from the seller when the Company purchased an aircraft in 2004, which should have been treated as a reduction in the purchase price rather than a liability for maintenance reserves, and the incorrect tax treatment of a portion of maintenance reserves as non-refundable instead of refundable, a decrease of $287,650 to both the cost basis of the Company’s aircraft and maintenance reserves and accrued costs, a decrease of $33,960 in accumulated depreciation, an increase of $12,180 in accounts receivable, and an increase of $14,790 in deferred tax liabilities; (iii) as a result of a reversal of tax liabilities due to a lower anticipated state tax rate than was provided for at the time of the Company’s incorporation, a decrease of $136,800 to deferred tax liabilities and (iv) as a result of the incorrect treatment of interest related to maintenance reserves for one aircraft as additional reserves rather than income, a decrease of $103,080 to refundable maintenance reserves.  These amounts were recorded in immaterial amounts prior to 2006. However, using the dual evaluation approach prescribed by SAB 108, correction of the above amounts would have been material to earnings for 2006.  In accordance with SAB 108, these adjustments have been reflected  as an opening adjustment of $540,570 to retained earnings at January 1, 2006.  In addition, comparative information for the six months and three months ended June 30, 2006 has been adjusted to reflect the adoption of SAB 108, as summarized below:

	For the Six Months Ended June 30, 2006			For the Three Months Ended June 30, 2006
	As reported previously	As adjusted under SAB 108	Increase/ (decrease) effect of change	As reported previously	As adjusted under SAB 108	Increase/ (decrease) effect of change

Operating lease revenue	$7,534,940	$7,534,940	$-	$3,833,940	$3,833,940	$-
Maintenance reserves income	-	-	-	-	-	-
Gain on sale of aircraft	408,840	408,840		408,840	408,840	-
Other	2,391,190	2,391,190	-	3,810	3,810	-
	10,334,970	10,334,970	-	4,246,590	4,246,590	-

Depreciation	2,460,960	2,448,970	(11,990)	1,230,770	1,224,770	(6,000)
Interest	2,415,630	2,415,630	-	1,251,370	1,251,370	-
Management fees	1,383,250	1,379,640	(3,610)	685,100	683,300	(1,800)
Maintenance	3,333,320	3,333,320	-	779,490	779,490	-
Professional fees and other	466,840	466,840	-	173,900	173,900	-
	10,060,400	10,044,400	(15,600)	4,120,630	4,112,830	(7,800)

Income before taxes	274,970	290,570	15,600	125,960	133,760	7,800
Tax provision	84,380	106,790	22,410	40,360	51,560	11,200
Net income	$190,590	$183,780	$(6,810)	$85,600	$82,200	$(3,400)
Earnings per share:
Basic	$0.12	$0.12	$-	$0.06	$0.05	$(0.01)
Diluted	$0.12	$0.12	$-	$0.06	$0.05	$(0.01)

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007

2. Adoption of SAB 108 and FSP AUG AIR-1 (continued)

As discussed in Note 1, the Company adopted FSP AUG AIR-1 on January 1, 2007.  The effects on the Company’s statement of operations as a result of the retroactive restatement of the Company’s results of operations for the six months and three months ended June 30, 2006 were as follows.

	For the Six Months Ended June 30, 2006			For the Three Months Ended June 30, 2006
	As adjusted under SAB 108	As reported under FSP AUG AIR-1	Increase/ (decrease) effect of change	As adjusted under SAB 108	As reported under FSP AUG AIR-1	Increase/ (decrease) effect of change

Operating lease revenue	$7,534,940	$7,534,940	$-	$3,833,940	$3,833,940	$-
Maintenance reserves income	-	1,548,230	1,548,230	-	756,480	756,480
Gain on sale of aircraft	408,840	33,690	(375,150)	408,840	33,690	(375,150)
Other income	2,391,190	(5,320)	(2,396,510)	3,810	3,810	-
	10,334,970	9,111,540	(1,223,430)	4,246,590	4,627,920	381,330

Depreciation	2,448,970	2,315,180	(133,790)	1,224,770	1,160,170	(64,600)
Interest	2,415,630	2,415,630	-	1,251,370	1,251,370	-
Management fees	1,379,640	1,379,640	-	683,300	683,300	-
Maintenance	3,333,320	2,736,540	(596,780)	779,490	1,644,060	864,570
Professional fees and other	466,840	466,840	-	173,900	173,900	-
	10,044,000	9,313,830	(730,570)	4,112,830	4,912,800	799,970

Income/(loss) before taxes	290,570	(202,290)	(492,860)	133,760	(284,880)	(418,640)
Tax provision/(benefit)	106,790	(46,940)	(153,730)	51,560	(78,030)	(129,590)
Net income/(loss)	$183,780	$(155,350)	$(339,130)	$82,200	$(206,850)	$(289,050)
Earnings/(loss) per share:
Basic	$0.12	$(0.10)	$(0.22)	$0.05	$(0.13)	$(0.18)
Diluted	$0.12	$(0.10)	$(0.22)	$0.05	$(0.13)	$(0.18)

3. Aircraft and Aircraft Engine Held for Lease

At June 30, 2007, the Company owned eight deHavilland DHC-8-300s, three deHavilland DHC-8-100s, three deHavilland DHC-6s, fourteen Fokker 50s, two Saab 340As, six Saab 340Bs, two Fokker 100s and one turboprop engine which are held for lease.  During the second quarter, the Company purchased two Fokker 100 aircraft which are subject to leases with a regional carrier in the Netherlands Antilles for terms expiring in January 2012.  During the second quarter, the Company also extended the leases for six of its Fokker 50 aircraft for three years.  At June 30, 2007, the Company’s two Saab 340A aircraft and one turboprop engine were off lease.

In March 2007, based on the lessee’s financial difficulties, the Company agreed to the early return of two of its aircraft, which had leases expiring in May and July 2008.  In March 2007, the Company recorded $15,700 of bad debt expense for uncollected reserves.  The Company has filed a complaint against the lessee.  The Company is seeking re-lease or sale opportunities for these aircraft.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007

4. Notes Payable and Accrued Interest

(a) Credit facility

On April 17, 2007, the Company and the lenders under its revolving credit facility (the “Credit Facility”) entered into an amended and restated credit agreement, which provides for (i) a three-year term, (ii) a $25 million increase in the current amount available under the credit facility from $55 million to $80 million and (iii) the ability to increase the maximum amount available under the credit facility to $110 million.  Certain financial covenants were also modified. During the first six months of 2007, the Company repaid $13,000,000 of the outstanding principal under its Credit Facility.  As of June 30, 2007, the Company was in compliance with all covenants under the Credit Facility agreement, $48,896,000 was outstanding, and interest of $66,580 was accrued.  Under the terms of the Credit Facility, the Company pays a commitment fee based upon the applicable commitment fee rate on the unused portion of the Credit Facility.   Unused commitment fees are expensed as incurred and paid quarterly in arrears.

(b) Senior unsecured subordinated debt

On April 17, 2007, the Company entered into a Securities Purchase Agreement, whereby the Company will issue 16% senior unsecured subordinated notes ("Subordinated Notes"), with an aggregate principal amount of up to $28 million to certain note purchasers (“Note Purchasers”). The Subordinated Notes will be issued at 99% of the face amount and are due December 30, 2011. Under the Securities Purchase Agreement, the Note Purchasers also were issued warrants to purchase up to 171,473 shares of the Company's common stock at an exercise price of $8.75 per share.  The warrants are exercisable for a four-year period after the earliest of (i) a change of control, or (ii) the final maturity of the related Subordinated Notes, which is December 30, 2011.  Pursuant to an investor’s registration rights agreement, the warrants are subject to registration rights that require the Company to use commercially reasonable efforts to register the shares issued in conjunction with an exercise of the warrants.   Under the terms of the Subordinated Notes, on the last day of each month, commencing on May 31, 2007 and ending on the earlier of June 30, 2008 or the final closing, the Company pays a commitment fee on any unissued amount, of the Subordinated Notes.

In connection with the issuance of the Subordinated Notes, the Company incurred approximately $1,498,000 of costs, of which approximately $763,000 was recorded as debt discount and approximately $689,000 and $46,000 were recorded as deferred financing costs and as a reduction to additional paid-in capital, respectively.  The Company allocated approximately $25.5 million of the expected proceeds of the Subordinated Notes to debt and approximately $1.6 million to the warrants on the basis of their estimated relative fair values. The allocation of proceeds representing the fair value of the warrants was recorded as additional debt discount on the Subordinated Notes and additional paid-in capital.

The Company is amortizing the total debt discount and deferred financing costs using the interest method over the term of the Subordinated Notes. Unused commitment fees are expensed as incurred.

At the initial April 17, 2007 closing, Subordinated Notes with a face amount of $10 million were issued.  The remaining $18 million of Subordinated Notes are required to be issued on or before June 30, 2008. The Company intends to use the proceeds of the Subordinated Notes offering for acquisition of additional aircraft assets.  As of June 30, 2007, the Company was in compliance with all covenants under the Securities Purchase Agreement, the carrying amount of the Subordinated Notes was approximately $7,622,170 (outstanding principal amount of $10,000,000 less unamortized debt discount of approximately $2,377,830) and accrued interest payable was $133,330.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007

4. Notes Payable and Accrued Interest (continued)

(c) Special purpose financing

In September 2000, a special purpose subsidiary acquired a deHavilland DHC-8-100 aircraft using cash and bank financing separate from its Credit Facility.   The related note obligation, which was due April 15, 2006, was refinanced in April 2006, using bank financing from another lender, and the subsidiary was dissolved. The aircraft was transferred to AeroCentury VI LLC, a newly formed special purpose limited liability company, which borrowed $1,650,000, due October 15, 2009.  The note bears interest at an adjustable rate of one-month LIBOR plus 3%.  The note is collateralized by the aircraft and the Company’s interest in AeroCentury VI LLC and is non-recourse to AeroCentury Corp.  Payments due under the note consist of monthly principal and interest through April 20, 2009, interest only from April 20, 2009 until the maturity date, and a balloon principal payment due on the maturity date.  If the aircraft lease agreement is terminated on April 15, 2008 pursuant to a lessee early termination option, the note will be due October 15, 2008, and the interest only period will be from April 20, 2008 through October 15, 2008. During the six months ended June 30, 2007, $152,730 of principal was repaid on the note.  The balance of the note payable at June 30, 2007 was $1,268,610 and interest of $3,220 was accrued.  As of June 30, 2007, the Company was in compliance with all covenants of this note obligation.

In November 2005, the Company refinanced two DHC-8-300 aircraft that had been part of the collateral base for its Credit Facility.  The financing, by a bank separate from its Credit Facility, was provided to a newly formed special purpose subsidiary, AeroCentury V LLC, to which the aircraft were transferred.  The financing resulted in a note obligation in the amount of $6,400,000, due November 10, 2008, which bears interest at the rate 7.87%.  The note is collateralized by the aircraft and is non-recourse to AeroCentury Corp.  Payments due under the note consist of monthly principal and interest through April 22, 2008, interest only from April 22, 2008 until the maturity date, and a balloon principal payment due on the maturity date. During the six months ended June 30, 2007, AeroCentury V LLC repaid $476,160 of principal.  The balance of the note payable at June 30, 2007 was $4,944,560 and interest of $9,730 was accrued.  As of June 30, 2007, the Company was in compliance with all covenants of this note obligation.

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

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007

6. Income Taxes

The items comprising income tax expense are as follows:
	For the Six Months Ended June 30,
		2006
	2007	(as restated)
Current tax provision:
Federal	$-	$-
State	2,070	11,140
Foreign	76,100	-
Current tax provision	78,170	11,140

Deferred tax provision/(benefit):
Federal	660,430	(72,380)
State	(9,780)	14,300
Deferred tax provision/(benefit)	650,650	(58,080)
Total provision/(benefit) for income taxes	$728,820	$(46,940)

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Six Months Ended June 30,
	2007	2006
		(as restated)

Income tax provision/(benefit) at statutory federal income tax rate	$736,390	$(68,780)
State tax provision, net of federal benefit	8,960	6,720
Tax rate differences and other	(16,530)	15,120
Total income tax provision/(benefit)	$728,820	$(46,940)

Tax rate differences reflect the change in effective state tax rates that resulted from changes in state income tax apportionments related to changed nexus of aircraft leasing activities among various states.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007

6. Income Taxes (continued)

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of June 30, 2007 are as follows:

Deferred tax assets:
Current and prior year tax losses	$1,200,370
Prepaid rent	274,320
Cumulative effects of prior year adjustments	238,910
Maintenance	229,080
Foreign tax credit carryover	193,950
Bad debt allowance and other	70,930
Deferred tax assets	2,207,560
Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	(6,972,590)
Subordinated Notes loan fees and discount	(23,340)
Net deferred tax liabilities	$(4,788,370)

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

As described in Note 1, the Company adopted FIN 48 on January 1, 2007, which prescribes treatment of "unrecognized tax positions," and requires measurement and disclosure of such amounts.  At both January 1, 2007 and June 30, 2007, the Company had no material unrecognized tax benefits.

The Company accounts for interest related to uncertain tax positions as interest expense, and for penalties as tax expense.

All of the Company's tax years remain open to examination other than as barred in the various jurisdictions by statutes of limitations.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007

7. Computation of Net Income/(Loss) Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
		2006		2006
	2007	(as restated)	2007	(as restated)
Net income/(loss)	$1,437,020	$(155,350)	$463,260	$(206,850)

Weighted average shares outstanding for the period	1,543,257	1,543,257	1,543,257	1,543,257
Dilutive effect of warrants	29,245	-	58,166	-
Weighted average diluted shares outstanding	1,572,502	1,543,257	1,601,423	1,543,257

Basic earnings/(loss) per share	$0.93	$(0.10)	$0.30	$(0.13)
Diluted earnings/(loss) per share	$0.91	$(0.10)	$0.29	$(0.13)

Basic income/(loss) per common share is computed using net income and the weighted average number of common shares outstanding during the period.  Diluted income/(loss) per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.

 8. Related Party Transactions

The Company has no employees.  Its portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").   Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company.  Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $1,367,170 and $1,379,640 during the six months ended June 30, 2007 and 2006, respectively. The Company paid acquisition fees totaling $445,400 to JMC during the six months ended June 30, 2007, which are included in the cost basis of the aircraft purchased.  Because the Company did not acquire any aircraft during the first six months of 2006, no acquisition fees were paid to JMC for this period.  The Company paid remarketing fees totaling $44,000 to JMC in connection with the sale of an aircraft during the first six months of 2006, which is included in the computation of the gain on sale of aircraft.  No remarketing fees were paid to JMC during the six months ended June 30, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

The Company owns regional aircraft and engines which are leased to customers under triple net operating leases. The acquisition of such equipment is generally made using debt financing. The Company’s profitability and cash flow are dependent in large part upon its ability to acquire equipment, obtain and maintain favorable lease rates on such equipment, and re-lease or sell owned equipment that comes off lease.  The Company is subject to the credit risk of its lessees, both as to collection of rent and to performance by lessees of their obligations to maintain the aircraft.  Since lease rates for assets in the Company’s portfolio generally decline as the assets age, the Company’s ability to maintain revenue and earnings is primarily dependent upon the Company’s ability to grow its asset portfolio.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements.  The Company believes that the most critical accounting policies include the following:  Impairment of Long-lived Assets; Depreciation Policy; Maintenance Reserves and Accrued Costs; Revenue Recognition and Accounts Receivable and Income Allowances; and Accounting for Income Taxes.

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

b. Aircraft and Aircraft Engine Held For Lease and Held for Sale and Depreciation

The Company’s interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs.  The Company purchases only used aircraft.  It is the Company’s policy to hold aircraft for approximately twelve years unless market conditions dictate otherwise.  Depreciation is computed using the straight-line method over the twelve year period to an estimated residual value based on appraisal.  Decreases in the market value of aircraft could not only affect the current value, discussed above, but could also affect the assumed residual value.  The Company periodically obtains a residual value appraisal for its assets and, historically, has not had to write down any assets due to revised estimated residuals.

c. Maintenance Reserves and Accrued Costs

Maintenance costs under the Company’s triple net leases are generally the responsibility of the lessees.  Maintenance reserves and accrued costs in the accompanying condensed consolidated balance sheet include refundable maintenance payments received from lessees, which will be paid out as related maintenance is performed.

Upon adoption of FSP AUG AIR-1 on January 1, 2007, as discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company was required to discontinue the accrue-in-advance method of accounting for planned major maintenance for financial reporting periods beginning on January 1, 2007.  The Company has evaluated the impact of the adoption of this new staff position and elected to use the direct expensing method, under which maintenance costs are expensed as incurred.  In addition, non-refundable maintenance reserves from the Company’s lessees for planned major maintenance will be reflected as income.  The Company accrues estimated maintenance costs at the time a reimbursement claim for incurred maintenance or sufficient information is received from its lessees.

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

d. Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Non-refundable maintenance reserves collected from lessees are accrued as maintenance reserves income based on aircraft usage.  In instances for which collectibility is not reasonably assured, the Company recognizes revenue as cash payments are received. The Company estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer, the level of past due accounts, and its analysis of the lessees’ overall financial condition.  If the financial condition of the Company’s customers deteriorates, it could result in actual losses exceeding the estimated allowances.

e. Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet.  Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance.  To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease within the tax provision in the consolidated statements of operations.  As discussed in Note 1 to the condensed financial statements, the Company adopted FIN 48 on January 1, 2007, which proscribes treatment of “unrecognized tax positions” and requires measurement and disclosure of such amounts.

Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.

Results of Operations

a. Revenues

Operating lease revenue was approximately $824,000 and $318,000 higher in the six months and three months ended June 30, 2007, respectively, versus the same periods in 2006, primarily because of increased operating lease revenue from aircraft purchased in the fourth quarter of 2006, rent increases for several of the Company’s aircraft and revenue from several aircraft which had been off lease for part of the 2006 periods, the effects of which were partially offset by a decrease in revenue related to aircraft which were off lease for part of the 2007 periods.

Maintenance reserves income was approximately $126,000 and $90,000 higher in the six months and three months ended June 30, 2007, respectively, versus the same periods in 2006, as a result of increased aircraft usage by the Company’s lessees, on which the amount of reserves income is based, and the acquisition of two aircraft in June 2007.

There were no sales of aircraft in the first six months of 2007.  Gain on sale of aircraft was approximately $34,000 in the first six months of 2006 as a result of the sale of an aircraft in April 2006.

Other income was approximately $14,000 higher in the six months ended June 30, 2007 versus the same period in 2006, primarily as a result of an increase in the amount of interest income earned on the Company’s cash balances, which were higher in 2007, net of accrued interest payable to lessees for certain of the Company’s security deposits and maintenance reserves payable.  Other income was approximately $3,000 lower in the three months ended June 30, 2007 versus the same period in 2006, primarily as a result of an increase in the amount of accrued interest payable to lessees for certain of the Company’s securities deposits and maintenance reserves.

b. Expense items

Depreciation was approximately $178,000 and $98,000 higher in the six months and three months ended June 30, 2007 versus 2006, respectively, primarily because of purchases of aircraft in the fourth quarter of 2006 and second quarter of 2007, the effect of which was partially offset by an aircraft sale in the second quarter of 2006.  Management fees, which are calculated on the net book value of the aircraft owned by the Company, were approximately $12,000 lower in the six months ended June 30, 2007 compared to 2006 because of lower net book values as a result of depreciation.  The effects of these changes were partially offset by the purchase of three aircraft in the fourth quarter of 2006.  Management fees were approximately the same in the three months ended June 30, 2007 and 2006.

Interest expense was approximately $230,000 and $173,000 higher in the six months and three months ended June 30, 2007, respectively, versus 2006, as a result of an increase in the Company’s Subordinated Notes balance in 2007, which was used to repay a portion of the Company’s senior debt, but which bears interest at a higher rate, and increases in the index rates upon which the Company’s senior debt interest rates are based, the effects of which were partially offset by a lower average senior debt principal balance and margin in 2007 compared to 2006.

The Company’s maintenance expense is dependent on the aggregate maintenance claims submitted by lessees and expenses incurred in connection with off-lease aircraft.  As a result of lower total lessee claims and less expense incurred for off-lease aircraft in 2007, the Company incurred approximately $1,811,000 and $944,000 less in maintenance expense in the six months and three months ended June 30, 2007, respectively, as compared to the same periods in 2006.

Total professional fees and general and administrative expenses were approximately $64,000 higher in the six months ended June 30, 2007 versus the same period in 2006, primarily because of higher accounting fees and an increase in directors fees which was authorized by the board of directors, effective January 1, 2007.  The effect of these increases was partially offset by a decrease in legal fees.  Total professional fees and general and administrative expenses were approximately $61,000 higher in the three months ended June 30, 2007 versus the same period in 2006, primarily because of higher accounting fees, legal expense incurred in connection with the early termination of two of the Company’s aircraft leases, and the increase in directors fees noted above.

The Company's insurance expense consists primarily of directors and officers insurance, as well as product liability insurance and insurance for off-lease aircraft and aircraft engines, which varies depending on the type of assets insured during each period and the length of time each asset is insured.  As a result of the combination of assets insured during each period and the length of time each was insured, aircraft insurance expense was approximately $47,000  lower in the six months ended June 30, 2007, versus the same period of 2006, and approximately the same in the three months ended June 30, 2007 and 2006.

During the six months ended June 30, 2007, the Company recorded bad debt expense of approximately $16,000 for maintenance reserves that were written off in connection with a lessee’s early return of two aircraft.   During the six months ended June 30, 2006, the Company recorded bad debt expense of approximately $49,000 for a rent receivable that was written off in connection with a lessee’s early return of an aircraft.  The Company recorded no bad debt expense in the three months ended June 30, 2007 or 2006.

The Company did not record any impairment charges in the first six months of 2007 or 2006.

The Company’s effective tax rates for the six months ended June 30, 2007 and 2006 were approximately 34% and 23%, respectively.  The change in rate was primarily a result of the change in effective state tax rates resulting from the decrease in the number of aircraft leased to domestic carriers.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt borrowings, special purpose financing and excess cash flow.

(a) Credit Facility

In November 2005, the Company’s Credit Facility was renewed through October 31, 2007. In connection with the renewal, certain financial covenants were modified, including the applicable margin, which is added to the index rate for each of the Company’s outstanding loans under the facility. The margin, which is determined by certain financial ratios, was revised from a range of 275 to 375 basis points to a range of 275 to 325 basis points. In May 2006, a participant was added to the Company’s Credit Facility and the amount of the facility was increased from $50 million to $55 million.

On April 17, 2007, the Company and the Credit Facility lenders entered into an amended and restated credit agreement, which provides for (i) a three-year term, (ii) a $25 million increase in the current amount available under the Credit Facility to $80 million and (iii) the ability to increase the maximum amount available under the Credit Facility to $110 million.  Certain financial covenants were also modified.

During the first six months of 2007, the Company repaid $13,000,000 of the outstanding principal under its Credit Facility.  The balance of the note payable at June 30, 2007 was $48,896,000 and interest of $66,580 was accrued.

On June 30, 2006, the Company was out of compliance with a financial ratio covenant relating to net income.  The Company obtained a waiver from its banks regarding that covenant for the quarter ending on that date.  The Company is currently in compliance with all covenants and, based on its current projections, the Company believes it will continue to be in compliance with all covenants of its Credit Facility, but there can be no assurance of such compliance in the future.  See "Factors That May Affect Future Results –  'Risks of Debt Financing’ and 'Credit Facility Obligations,’” below.

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

(b) Senior unsecured subordinated debt

On April 17, 2007, the Company entered into a Securities Purchase Agreement, whereby the Company will issue 16% senior unsecured subordinated notes ("Subordinated Notes"), with an aggregate principal amount of up to $28 million to certain note purchasers (“Note Purchasers”). The Subordinated Notes will be issued at 99% of the face amount and are due December 30, 2011. Under the Securities Purchase Agreement, the Note Purchasers also were issued warrants to purchase up to 171,473 shares of the Company's common stock at an exercise price of $8.75 per share. The warrants are exercisable for a four-year period after the earliest of (i) a change of control, or (ii) the final maturity of the related Subordinated Notes, which is December 30, 2011.  Pursuant to an investor’s registration rights agreement, the warrants are subject to registration rights that require the Company to use commercially reasonable efforts to register the shares issued in conjunction with an exercise of the warrants.   Under the terms of the Subordinated Notes, on the last day of each month, commencing on May 31, 2007 and ending on the earlier of June 30, 2008 or the final closing, the Company pays a commitment fee on any unissued amount, of the Subordinated Notes.

In connection with the issuance of the Subordinated Notes, the Company incurred approximately $1,498,000 of costs, of which approximately $763,000 was recorded as debt discount and approximately $689,000 and $46,000 were recorded as deferred financing costs and as a reduction to additional paid-in capital, respectively.  The Company allocated approximately $25.5 million of the expected proceeds of the Subordinated Notes to debt and approximately $1.6 million to the warrants on the basis of their estimated relative fair values. The allocation of proceeds representing the fair value of the warrants was recorded as additional debt discount on the Subordinated Notes and additional paid-in capital.

The Company is amortizing the total debt discount and deferred financing costs using the interest method over the term of the Subordinated Notes. Unused commitment fees are expensed as incurred.

At the initial April 17, 2007 closing, Subordinated Notes with a face amount of $10 million were issued.  The remaining $18 million of Subordinated Notes are required to be issued on or before June 30, 2008. The Company intends to use the proceeds of the Subordinated Notes offering for acquisition of additional aircraft assets.  As of June 30, 2007, the Company was in compliance with all covenants under the Securities Purchase Agreement, the carrying amount of the Subordinated Notes was approximately $7,622,170 (outstanding principal amount of $10,000,000 less unamortized debt discount of approximately $2,377,830).

 (c) Special purpose financing

In September 2000, a special purpose subsidiary acquired a deHavilland DHC-8-100 aircraft using cash and bank financing separate from its Credit Facility. The related note obligation, which was due April 15, 2006, was refinanced in April 2006, using bank financing from another lender, and the subsidiary was dissolved. The aircraft was transferred to AeroCentury VI LLC, a newly formed special purpose limited liability company, which borrowed $1,650,000, due October 15, 2009.  The note bears interest at an adjustable rate of one-month LIBOR plus 3%.  The note is collateralized by the aircraft and the Company’s interest in AeroCentury VI LLC and is non-recourse to AeroCentury Corp.  Payments due under the note consist of monthly principal and interest through April 20, 2009, interest only from April 20, 2009 until the maturity date, and a balloon principal payment due on the maturity date.  If the aircraft lease agreement is terminated on April 15, 2008 pursuant to a lessee early termination option, the note will be due October 15, 2008, and the interest only period will be from April 20, 2008 through October 15, 2008. During the six months ended June 30, 2007, $152,730 of principal was repaid on the note.  The balance of the note payable at June 30, 2007 was $1,268,610 and interest of $3,220 was accrued.  As of June 30, 2007, the Company was in compliance with all covenants of this note obligation and is currently in compliance.

In November 2005, the Company refinanced two DHC-8-300 aircraft that had been part of the collateral base for its Credit Facility.  The financing, by a bank separate from its Credit Facility, was provided to a newly formed special purpose subsidiary, AeroCentury V LLC, to which the aircraft were transferred.  The financing resulted in a note obligation in the amount of $6,400,000, due November 10, 2008, which bears interest at the rate 7.87%.  The note is collateralized by the aircraft and is non-recourse to AeroCentury Corp.  Payments due under the note consist of monthly principal and interest through April 22, 2008, interest only from April 22, 2008 until the maturity date, and a balloon principal payment due on the maturity date. During the six months ended June 30, 2007, AeroCentury V LLC repaid $476,160 of principal.  The balance of the note payable at June 30, 2007 was $4,944,560 and interest of $9,730 was accrued.  As of June 30, 2007, the Company was in compliance with all covenants of this note obligation and is currently in compliance.

The availability of special purpose financing in the future will depend on receiving specific dispensation from the senior lenders and the Subordinated Note holders.

(d) Cash flow

The Company's primary source of revenue is lease rentals of its aircraft assets.  It is the Company’s policy to monitor each lessee’s needs in periods before leases are due to expire.  If it appears that a customer will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft, in an attempt to reduce the time that an asset will be off lease.  The Company’s aircraft are subject to leases with varying expiration dates through January 2012. At June 30, 2007, the Company’s two Saab 340A aircraft and one turboprop engine were off lease.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its Credit Facility, based upon its estimates of future revenues and expenditures. The Company’s expectations concerning such cash flows are based on existing lease terms and rents, as well as numerous estimates, including (i) rents on assets to be re-leased, (ii) sale proceeds of certain assets currently under lease, (iii) the cost and anticipated timing of maintenance to be performed and (iv) timely acquisition of additional aircraft and the lease thereof at favorable lease terms.  While the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  Among the more significant external factors outside the Company’s control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company’s profitability and causes the Company to violate covenants of its Credit Facility and its Subordinated Note agreement, and may require repayment of some or all of the amounts outstanding under its Credit Facility, (ii) lessee non-performance or non-compliance with lease obligations (which may affect Credit Facility collateral limitations and Subordinated Note covenants, as well as revenue and expenses) and (iii) an unexpected deterioration of demand for aircraft equipment.

(i) Operating activities

The Company’s cash flow from operations for the six months ended June 30, 2007 versus 2006 increased by approximately $2,635,000.  The change in cash flow is a result of changes in several cash flow items during the period, including principally the following:

Lease rents, maintenance reserves and security deposits

Payments received from lessees for rent were approximately $603,000 higher in the first six months of 2007 versus the same period in 2006, due primarily to the effect of increased payments for aircraft purchased in November 2006 and June 2007, rent increases for several of the Company’s aircraft and revenue from several aircraft which had been off lease for part of the first six months of 2006, the effects of which were partially offset by a decrease in revenue from aircraft which were off lease for part of the 2007 periods.  Although increased demand generally in the turboprop market has caused lease rates to stabilize and, in some cases, rise, it cannot be predicted that rental rates on aircraft to be re-leased will not decline, so that, absent additional acquisitions by the Company beyond those made in June 2007, aggregate lease revenues for the current portfolio could decline over the long term.

Payments received from lessees for maintenance reserves decreased by approximately $330,000 in the first six months of 2007 versus the same period in 2006, primarily because a portion of the reserves due from two lessees, totaling approximately $229,000, was not paid timely in 2007.  In addition, the Company received approximately $128,000 of one-time reserves payments from lessees in 2006 when aircraft were returned at lease end.

Security deposits received decreased by approximately $333,000 in the first six months of 2007 versus 2006 because of a decrease in the amount of security deposits required under leases initiated by the Company in each of the periods and because of the amount of security deposits returned to lessees at lease end.

Expenditures for maintenance

Expenditures for maintenance were approximately $2,888,000 lower in the six months ended June 30, 2007 versus the same period in 2006 primarily as a result of higher payments during 2006 for maintenance performed to prepare several of the Company’s aircraft for remarketing and for maintenance reserves claims submitted by lessees.  The amount of expenditures for maintenance in future periods will be dependent on the amount and timing of maintenance paid from lessee maintenance reserves held by the Company and maintenance paid for off-lease aircraft.

Expenditures for interest

Expenditures for interest increased by approximately $614,000 in the first six months of 2007 compared to 2006, as a result of an increase in the Company’s Subordinated Notes balance in 2007, which was used to repay a portion of the Company’s senior debt, but which bears interest at a higher rate, and increases in the index rates upon which the Company’s senior debt interest rates are based, the effects of which were partially offset by a lower average senior debt principal balance and margin in 2007 compared to 2006.  The amount of interest expenditures in future periods will be determined by prevailing interest rates and the aggregate principal balance of both its Credit Facility debt and the Subordinated Note debt, which may be influenced by future acquisitions and/or required repayments of principal resulting from changes in the collateral base pursuant to the Company’s debt agreements with its lenders.  As a result of the Company’s increased Credit Facility debt, and Subordinated Note financings, it is likely that expenditures for interest will increase significantly beginning in the last half of 2007 even if interest rates remain constant.

Expenditures for acquisition fees

During the first six months of 2007 and 2006, the Company paid approximately $445,000 and $314,000, respectively, to JMC in connection with the acquisition of aircraft.  The amount paid in 2006 was for the acquisition fee accrued in December 2005 upon the purchase of four aircraft and which was included in the Company’s accounts payable balance at December 31, 2005.

Expenditures for prepaid expenses

Expenditures for prepaid expenses were approximately $767,000 higher in the first six months of 2007 versus the same period in 2006, primarily as a result of costs paid in connection with the Company’s Subordinated Notes in April 2007.  The costs will be amortized over the term of the debt.

 (ii) Investing activities

During the six months ended June 30, 2007 and 2006, the Company used approximately $13,601,000 and $1,018,000, respectively, for aircraft acquisitions and capital equipment installed on aircraft.

(iii) Financing activities

The Company borrowed approximately $18,750,000 more in the first six months of 2007 versus the same period in 2006 for aircraft financing and repaid approximately $10,475,000 more of its outstanding debt in 2007.  In 2007, the Company’s borrowings included $10,000,000 of Subordinated Notes, which was used to repay a portion of the Company’s Credit Facility debt.  In 2006, the Company’s borrowings included $1,650,000 for the refinancing of an aircraft and repayments included approximately $1,566,000 which was repaid from the refinancing proceeds.

Outlook

In April 2007, the Company signed an agreement for a $25 million increase in its revolving Credit Facility, with the ability to increase the maximum amount available under the facility to $110 million. At the same time, the Company issued $10 million of the Subordinated Notes, and is required to draw the remaining $18 million (for a total of $28 million) on or before June 30, 2008.  As the Subordinated Notes bear fixed interest of 16% per annum immediately upon issuance, as well as an unused commitment fee on the unissued balance, an important factor in the Company’s near term results will be the Company’s ability to expediently locate and acquire assets using the Subordinated Note proceeds, in order to generate revenue to offset the increased interest expense. The Company anticipates that the combined Credit Facility increase and potential for a further increase in the Credit Facility by an additional $30 million, along with the Subordinated Debt financing, should provide sufficient capital for its projected short- and medium-term future acquisitions.

In March 2007, the Company and the lessee of two aircraft, which have leases expiring in May and July 2008, agreed to an early return of the aircraft based on the lessee’s financial difficulties. The Company is seeking re-lease or sale opportunities for these aircraft.  There is no assurance as to when the Company will be successful in its efforts to re-lease or sell the aircraft, but the Company believes that, even if the aircraft are off lease for an extended period of time, it will be able to remain in compliance with the terms of its Credit Facility and Subordinated Notes.  Since the lessee of the aircraft has essentially ceased operations, the Company may incur significant unreimbursed expense in order to prepare the aircraft for re-lease or resale, the magnitude of which is unknown at this time.

Three of the Company’s aircraft leases are scheduled to expire during the fourth quarter of 2007.  The Company expects that all but one of them will be renewed.  The Company believes that it will be able to re-lease the one aircraft it expects to be returned at lease end and that, even if the aircraft is off lease for an extended period of time, it will be able to remain in compliance with the terms of its Credit Facility and Subordinated Notes.

The Company continually monitors the financial condition of its lessees to avoid unanticipated creditworthiness issues, and where necessary, works with lessees to ensure continued compliance with both monetary and non-monetary obligations under their respective leases.  Currently, the Company is closely monitoring the performance of two lessees with a total of three aircraft under lease. For one of these lessees, the Company records operating lease revenue and maintenance reserves income as cash is received. The Company continues to work closely with these lessees to ensure compliance with their current obligations. During the first six months of 2007, the Company incurred $16,000 of bad debt expense related to amounts owed by the lessee of two of the Company’s aircraft, discussed above. If any of the Company's current lessees are unable to meet their lease obligations, the Company's future results could be materially impacted.  Any weakening in the aircraft industry may also affect the performance of lessees that currently appear to the Company to be creditworthy.  See "Factors that May Affect Future Results – General Economic Conditions," below.

Commencing in 2007, due to the recent adoption of FSP AUG AIR-1, as discussed in Note 1 to the Condensed Consolidated Financial Statements and under “Critical Accounting Policies, Judgments and Estimates, c. Maintenance Reserves and Accrued Costs”, the Company accrues non-refundable maintenance reserves received from lessees as income based on aircraft usage and records maintenance expenses as incurred.  The Company accrues estimated maintenance costs based on information provided by its third party lessees and, accordingly, estimates of such expenses depend on timely and accurate reporting by such parties.  As a result, the Company believes that its reported net income may be subject to greater fluctuations from quarter-to-quarter than would have been the case had the Company continued its use of the previous method of accounting for planned major maintenance activities.

Factors that May Affect Future Results

Risks of Debt Financing.  The Company’s use of debt as the primary form of acquisition financing subjects the Company to increased risks of leveraging.  With respect to the credit facility, the loans are secured by the Company’s existing assets as well as the specific assets acquired with each financing.  In addition to payment obligations, the credit facility also requires the Company to comply with certain financial covenants, including a requirement of positive earnings, interest coverage and net worth ratios.  Any default under the credit facility, if not waived by the lenders, could result in foreclosure upon not only the asset acquired using such financing, but also the existing assets of the Company securing the loan.

The addition of the Subordinated Note debt, while providing additional resources for acquisition by the Company of revenue generating assets, also has the effect of increasing the Company’s overall cost of capital, as the Subordinated Notes bear an effective overall interest rate that is higher than the rate charged on the credit facility.  Since the Subordinated Notes bear interest immediately upon issuance, the Company’s success in utilizing the proceeds to purchase income generating assets will be critical to the financial results of the Company.  The Company has not yet identified specific asset acquisitions for which the entire amount of the Subordinated Note proceeds will be applied, but believes that it will be successful in timely acquiring appropriate assets for acquisition to take full financial advantage of the additional resources provided under the increased credit facility and Subordinated Note financing.

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

Warrant Issuance.  As part of the Subordinated Note financing, the Company has issued warrants to purchase up to 171,473 shares of the Company’s common stock, which is equal to 10% of the post-exercise fully diluted capitalization of the Company.  The exercise price under the Warrants is $8.75 per share.  If the warrants to purchase shares are exercised, this could lead to dilution to the existing holders of Common Stock.  This dilution of the Company’s common stock could depress its trading price.

Concentration of Lessees and Aircraft Type. Currently, the Company’s four largest customers are located in the Netherlands Antilles, Sweden, Belgium and Taiwan and currently account for approximately 13%, 12%, 12% and 10%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problems with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results, and therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk will diminish in the future only if the Company is able to lease additional assets to new lessees.

The Company owns fourteen Fokker 50, eight DHC-8-300 and two Fokker 100 aircraft, making these three aircraft types the dominant types in the portfolio and representing 31%, 32% and 13%, respectively, based on net book value. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately large impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

Investment in New Aircraft Types.  The Company has traditionally invested in a limited number of types of turboprop aircraft and engines. While the Company intends to continue to focus solely on regional aircraft and engines, the Company has recently closed acquisitions of Fokker 100 regional jet aircraft, and may continue to seek acquisition opportunities for types and models of regional jet and turboprop aircraft and engines used in the Company's targeted customer base of regional air carriers that are new to its portfolio.  Acquisition of other aircraft types and engines not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience with those types. The Company believes, however, that JMC personnel's overall industry experience and its technical resources should permit the Company to effectively manage such new aircraft.  Further, the broadening of the asset types in the aircraft portfolio may have a countervailing benefit of diversifying the Company's portfolio (See "Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” above).

Increased Compliance Costs. The Company has commenced documenting its internal control systems and procedures and will need to consider improvements that may be necessary in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the current requirement is for management's assessment by year end 2007 and for the independent registered public accounting firm audit of management's assessment to be completed by year end 2008).  Such improvements and assessments could result in significantly higher fees and expenses  Increases will generally arise from increased auditor responsibilities, including broadening of the scope of the auditor's examination to include the Company's internal controls.  If the regulations remain unchanged, the Company anticipates that it will have sufficient funds to pay for the increased compliance costs.

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

The Company’s current concentration in a limited number of turboprop airframe and aircraft engine types subjects the Company to economic risks if an airframe or engine type owned by the Company should significantly decline in value relative to the assets’ purchase price.   To date, turboprop aircraft have been the primary equipment type used by regional air carriers on the shorter segments served by such carriers.  Even though regional jets are more expensive to operate than turboprops on those routes, a move motivated by non-economic factors by regional carriers to serve those routes with regional jets could lessen the demand for turboprop equipment.  This could result in lower lease rates and values for turboprop aircraft, of which the Company’s portfolio primarily consists.

Risks Related to Regional Air Carriers.  Because the Company has concentrated its existing leases, and intends to continue to concentrate future leases, on regional air carriers, it is subject to additional risks.  Some of the lessees in the regional air carrier market are companies that are start-up, low capital, low margin operations.  Often, the success of such carriers is dependent upon contractual arrangements with major trunk carriers or franchises from governmental agencies that provide subsidies for operating essential air routes, both of which may be subject to termination or cancellation with short notice periods.  Because of this exposure, the Company typically is able to obtain generally higher lease rates from these types of lessees.  In the event of a business failure of the lessee or its bankruptcy, the Company can generally regain possession of its aircraft, but the aircraft could be in substantially worse condition than would be the case if the aircraft were returned in accordance with the provisions of the lease at lease expiration.

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

General Economic Conditions. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry has experienced a severe cyclical downturn which began in 2001.  While the industry is once again beginning to recover and expand, it is unclear whether any recovery will be a sustained one.   Any recovery could be stalled or reversed by any number of events or circumstances, including the global economy slipping back into recession, or specific events related to the air travel industry, such as terrorist attacks, or an increase in operational or labor costs.  Recent spikes in oil prices, if they persist, may have a negative effect on airline profits and increase the likelihood of weakening results for airlines that have not hedged aircraft fuel costs, and in the most extreme cases, may initiate or accelerate the failure of many already marginally profitable carriers.

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

Item 3A(T). Controls and Procedures

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission.

PART II
OTHER INFORMATION

Items 1, 2, 3 and 5 have been omitted as they are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 2, 2007, the Company held its annual stockholders' meeting in San Carlos, California. At that meeting, Evan M. Wallach and Neal D. Crispin were re-elected to the Board of Directors for three-year terms expiring in 2010:

The vote tally was as follows:

	FOR ELECTION	WITHHELD
Mr. Wallach	1,189,952	40,102
Mr. Crispin	1,180,142	49,912

The stockholders also confirmed the appointment of BDO Seidman, LLP as auditors of the Company.

The vote was as follows:

In Favor       1,220,362
Withheld             2,472
Abstain        7,259

The terms of office for Marc J. Anderson, Thomas G. Hiniker, Thomas W. Orr, and Toni M. Perazzo continued after the annual stockholders’ meeting on May 2, 2007.

Item 6. Exhibits

Exhibits

Exhibit Number	Description
31.1	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.

* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AeroCentury Corp.

Date: August 13, 2007	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Sr. Vice President - Finance & Chief Financial Officer