Form 10QSB
period 2007-09-30
AEROCENTURY CORP
filed 2007-11-14
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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
Yes  ☐No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 14, 2007 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, issued, of which 63,300 are held as Treasury Stock.

Transitional Small Business Disclosure Format (check one):
Yes  ☐No ☒

PART I
FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Item 1 “Financial Statements, Note 1” the statement that the adoption of SFAS 157 and 159 will not have an impact on the Company’s financial condition, results of operations, or cash flows  (ii) in Item 1 “Financial Statements, Note 6” the statement that future taxable income will likely be sufficient to realize the tax benefits of all the deferred tax assets on the balance sheet; (iii) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources," statements regarding the Company's belief that it will continue to be in compliance with all covenants of its credit facility,  (iv) in Item 2 "Management's Discussion and Analysis or Plan of Operation – Cash Flow," statements that it will have adequate cash flow to meet its ongoing operational needs; (v) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Outlook," statements regarding the Company's belief that it will be successful in timely acquiring appropriate assets for acquisition to take financial advantage of the additional resources provided under the increased credit facility and Subordinated Note financing; that if certain aircraft returned to the Company in March 2007 and to be returned in the fourth quarter of 2007 remain off-lease for an extended period of time, the Company will still maintain compliance with its debt covenants; and the Company’s belief that its reported net income may be subject to greater fluctuations from quarter-to-quarter than would have been the case had the Company continued its use of the previous method of accounting for planned major maintenance activities; and (vi) in Item 2 "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results,” statements regarding the Company's belief that it will have sufficient cash to fund any required repayments under its credit facility caused by borrowing base limitations as a result of assets scheduled to come off lease in the near term; that the Company intends to focus solely on regional aircraft and engines; that JMC’s industry experience and technical resources will allow it to effectively manage new aircraft types; that acquisition of new aircraft types may lead to diversification of the portfolio; and that it will acquire primarily used aircraft; that overseas markets present business opportunities; that the Company is competitive because of JMC's experience and operational efficiency and will benefit because of JMC's reputation in the marketplace.

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

Item 1. Financial Statements.

AeroCentury Corp.
Condensed Consolidated Balance Sheet
Unaudited

ASSETS

September 30, 2007

Assets:
Cash and cash equivalents	$2,868,880
Accounts receivable, net of allowances	1,009,720
Aircraft and aircraft engine held for lease, net of accumulated depreciation of $24,534,670	114,121,980
Prepaid expenses and other	1,682,360

Total assets	$119,682,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$1,114,400
Notes payable and accrued interest	70,885,680
Maintenance reserves and accrued costs	4,996,940
Security deposits	5,794,900
Prepaid rent	788,130
Deferred income taxes	5,242,720
Taxes payable	402,050

Total liabilities	89,224,820

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 3,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,610
Paid in capital	15,377,540
Retained earnings	15,583,040
30,962,190
Treasury stock at cost, 63,300 shares	(504,070)

Total stockholders’ equity	30,458,120

Total liabilities and stockholders’ equity	$119,682,940

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
Unaudited

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
		(as restated)		(as restated)
Revenues and other income:

Operating lease revenue	$13,582,920	$11,454,940	$5,224,310	$3,920,000
Maintenance reserves income	2,826,780	2,258,180	1,152,460	709,950
Gain on sale of aircraft	-	33,690	-	-
Other	20,020	4,200	11,540	9,510

	16,429,720	13,751,010	6,388,310	4,639,460
Expenses:

Interest	4,369,860	3,687,380	1,724,080	1,271,750
Depreciation	3,986,030	3,487,970	1,492,960	1,172,770
Management fees	2,161,620	2,056,300	794,440	676,660
Maintenance costs	1,301,200	3,605,860	375,310	869,320
Professional fees and general and administrative	490,390	389,960	159,670	116,860
Other taxes	313,570	23,490	291,770	7,830
Insurance	133,050	183,000	57,610	53,760
Bad debt expense	15,690	48,820	-	-

	12,771,410	13,482,780	4,895,840	4,168,950

Income before income taxes	3,658,310	268,230	1,492,470	470,510

Income tax provision	1,156,980	115,740	428,160	162,680

Net income	$2,501,330	$152,490	$1,064,310	$307,830

Weighted average common shares outstanding	1,543,257	1,543,257	1,543,257	1,543,257
Basic earnings per share	$1.62	$0.10	$0.69	$0.20

Weighted average diluted common shares outstanding	1,588,082	1,543,257	1,618,674	1,543,257
Diluted earnings per share	$1.58	$0.10	$0.66	$0.20

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended September 30,
	2007	2006
		(as restated)

Net cash provided by operating activities	$11,605,300	$6,386,690

Investing activities:
Proceeds from sale of aircraft, net of re-sale fees	-	1,056,000
Purchases of aircraft	(25,873,190)	(1,015,770)
Net cash (used)/provided by investing activities	(25,873,190)	40,230

Financing activities:
Borrowings under credit facility	21,500,000	1,650,000
Net proceeds received from issuance of Subordinated Notes payable	9,237,400	-
Debt issuance costs	(735,250)	-
Repayment of notes payable	(16,249,260)	(5,450,570)
Net cash provided/(used) by financing activities	13,752,890	(3,800,570)

Net (decrease)/increase in cash and cash equivalents	(515,000)	2,626,350

Cash and cash equivalents, beginning of period	3,383,880	618,910

Cash and cash equivalents, end of period	$2,868,880	$3,245,260

During the nine months ended September 30, 2007 and 2006, the Company paid interest totaling $4,555,690 and $3,454,330, respectively.

During the nine months ended September 30, 2007, the Company paid income taxes totaling $1,200 and received a $64,550 federal tax refund.  During the nine months ended September 30, 2006, the Company paid income taxes totaling $48,800.

At September 30, 2007, capital purchases included in accounts payable and accrued expenses were $303,000.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007

1. Organization and Summary of Significant Accounting Policies

(a) Basis of Presentation

AeroCentury Corp., a Delaware corporation (the Company, as defined below) acquires used regional aircraft for lease to foreign and domestic regional carriers.  Financial information for AeroCentury Corp. and its wholly-owned subsidiaries, AeroCentury Investments V LLC (“AeroCentury V LLC”) and AeroCentury Investments VI LLC (“AeroCentury VI LLC”) (collectively, the “Company”), is presented on a consolidated basis.  All intercompany balances and transactions have been eliminated in consolidation.  As discussed in Notes 1(g) and 2, the Company has restated its results for the three months and nine months ended September 30, 2006 in connection with its adoption of Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) and Financial Accounting Standards Board (“FASB”) Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”).

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
September 30, 2007

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

(f) Deferred Financing Costs and Commitment Fees

Costs incurred in connection with term debt financing are deferred and amortized over the term of the debt using the effective interest method or, in certain instances where the differences are not material, using the straight line method.  Costs incurred in connection with the revolving debt are deferred and amortized using the straight line method.  Commitment fees for unused funds are expensed as incurred.

 (g) Maintenance Reserves and Accrued Costs

Maintenance costs under the Company’s triple net operating leases are generally the responsibility of the lessees. Refundable maintenance reserves received by the Company are accounted for as a liability, which is reduced when maintenance work is performed during the lease. Generally, under the terms of the Company’s leases, the lessees pay amounts to the Company based on usage, which are estimated to cover the expected maintenance cost.  Maintenance reserves which are refundable to the lessee are refunded after all return conditions specified in the lease and, in some cases, any other payments due under the lease, are satisfied.  Any refundable reserves retained by the Company to satisfy return conditions or in connection with an early return of an aircraft are recorded as income.  The accompanying condensed consolidated balance sheet reflects liabilities for maintenance reserves and accrued costs, which include refundable maintenance payments received from lessees based on usage.  At September 30, 2007, the Company’s maintenance reserves and accruals consisted of the following:

Refundable maintenance reserves	$3,947,400
Accrued costs	1,049,540
$4,996,940

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007

1. Organization and Summary of Significant Accounting Policies (continued)

(g) Maintenance Reserves and Accrued Costs (continued)

As more fully discussed at Note 2, the Company adopted the provisions of FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”) effective January 1, 2007.  The Company has elected to use the direct expensing method to account for maintenance costs.  Maintenance costs associated with non-refundable reserves are expensed as such in the condensed consolidated statement of operations in the period a reimbursement claim for incurred maintenance or sufficient information is received from the lessee.  Non-refundable maintenance reserves collected from lessees are recorded as maintenance reserves income based on usage, assuming collections are reasonably assured or cash is received.  Due to the timing difference of recording maintenance reserves income and recording maintenance costs, the effect on current period income could be material. Comparative financial statements have been adjusted to apply the new method retrospectively. The effects of adoption of FSP AUG AIR-1 on the Company’s financial condition and results of operations are shown in Note 2.

Additions to and deductions from the Company’s accrued costs during the nine months ended September 30, 2007 and 2006 for aircraft maintenance were as follows:

	For the Nine Months Ended September 30,
	2007	2006
		(as restated)

Balance, beginning of period	$3,846,690	$3,350,430
Adjustment pursuant to FSP AUG AIR-1	(3,499,260)	(2,689,630)
Balance, beginning of period, adjusted for adoption of FSP AUG AIR-1	347,430	660,800
Additions:
Charged to expense	1,340,700	2,898,410
Charged to other	-	2,410
	1,340,700	2,900,820
Deductions:
Paid for previously accrued maintenance	466,050	2,949,930
Reversals of over-accrued maintenance	172,540	-
	638,590	2,949,930

Net increase/(decrease) in accrued maintenance costs	702,110	(49,110)

Balance, end of period	$1,049,540	$611,690

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

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007

1. Organization and Summary of Significant Accounting Policies (continued)

(i) Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in the condensed consolidated balance sheet.  Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance.  To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease within the tax provision in the condensed consolidated statement of operations.

The Company adopted the provisions of FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”) effective on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits relating to uncertain tax positions.

The Company records non-income based sales, use, value added and franchise taxes as other tax expense.

(j) Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Non-refundable maintenance reserves billed to lessees are accrued as maintenance reserves income based on aircraft usage.  In instances for which collectibility is not reasonably assured, the Company recognizes revenue as cash payments are received.  The Company estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer, the level of past due accounts, and its analysis of the lessees’ overall financial condition.  If the financial condition of any of the Company’s customers deteriorates, it could result in actual losses exceeding any estimated allowances.

(k) Comprehensive Income/(Loss)

The Company does not have any comprehensive income other than the revenue and expense items included in the condensed consolidated statements of operations.  As a result, comprehensive income equals net income for the three months and nine months ended September 30, 2007 and 2006.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007

1. Organization and Summary of Significant Accounting Policies (continued)

(l) Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which outlines the approach it believes registrants should use to quantify the misstatement of current year financial statements that results from misstatements of prior year financial statements.   SAB 108 changes practice by requiring registrants to use a combination of two approaches, the “rollover” approach, which quantifies a misstatement based on the amount of the error originating in the current year income statement and the “iron curtain” approach, which quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. SAB 108 requires registrants to adjust their financial statements if the new approach results in a conclusion that an error is material.  SAB 108 was effective for fiscal years ending after November 15, 2006.   The Company adopted SAB 108 for the year ended December 31, 2006.  The effects of adjustments made pursuant to SAB 108 on the Company’s results of operations are shown in Note 2.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted if the decision to adopt the standard is made after the issuance of SFAS 159 but within 120 days after the first day of the fiscal year of adoption, provided no financial statements have yet been issued for any interim period and provided the requirements of SFAS 157 are adopted concurrently with SFAS 159.  The Company believes that upon the adoption of SFAS 159, it will not have an impact on its financial condition, results of operations or cash flows.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007

2. Adoption of SAB 108 and FSP AUG AIR-1

As discussed in Note 1, the Company adopted SAB 108 for the year ended December 31, 2006.  In the course of evaluating balance sheet amounts under the provisions of SAB 108, the Company identified the following adjustments as of January 1, 2006:  (i) as a result of non-refundable maintenance reserves received at the time four aircraft were purchased in 1999 which should have been treated as a tax basis reduction rather than a liability for maintenance reserves, a net decrease to the Company’s deferred tax liability in the amount of $269,340; (ii) as a result of funds received from the seller when the Company purchased an aircraft in 2004, which should have been treated as a reduction in the purchase price rather than a liability for maintenance reserves, and the incorrect tax treatment of a portion of maintenance reserves as non-refundable instead of refundable, a decrease of $287,650 to both the cost basis of the Company’s aircraft and maintenance reserves and accrued costs, a decrease of $33,960 in accumulated depreciation, an increase of $12,180 in accounts receivable, and an increase of $14,790 in deferred tax liabilities; (iii) as a result of a reversal of tax liabilities due to a lower anticipated state tax rate than was provided for at the time of the Company’s incorporation, a decrease of $136,800 to deferred tax liabilities and (iv) as a result of the incorrect treatment of interest related to maintenance reserves for one aircraft as additional reserves rather than income, a decrease of $103,080 to refundable maintenance reserves.  These amounts were recorded in immaterial amounts prior to 2006. However, using the dual evaluation approach prescribed by SAB 108, correction of the above amounts would have been material to earnings for 2006.  In accordance with SAB 108, these adjustments have been reflected  as an opening adjustment of $540,570 to retained earnings at January 1, 2006.  In addition, comparative information for the nine months and three months ended September 30, 2006 has been adjusted to reflect the adoption of SAB 108, as summarized below:

	For the Nine Months Ended September 30, 2006			For the Three Months Ended September 30, 2006
	As reported previously	As adjusted under SAB 108	Increase/ (decrease) effect of change	As reported previously	As adjusted under SAB 108	Increase/ (decrease) effect of change

Operating lease revenue	$11,454,940	$11,454,940	$-	$3,920,000	$3,920,000	$-
Maintenance reserves income	-	-	-	-	-	-
Gain on sale of aircraft	408,840	408,840	-	-	-	-
Other	2,400,700	2,400,700	-	9,510	9,510	-
	14,264,480	14,264,480	-	3,929,510	3,929,510	-

Interest	3,687,380	3,687,380	-	1,271,750	1,271,750	-
Depreciation	3,708,520	3,690,550	(17,970)	1,247,560	1,241,560	(6,000)
Management fees	2,061,720	2,056,300	(5,420)	678,460	676,660	(1,800)
Maintenance	3,554,920	3,554,920	-	221,600	221,600	-
Professional fees and other	645,270	645,270	-	178,450	178,450	-
	13,657,810	13,634,420	(23,390)	3,597,820	3,590,020	(7,800)

Income before taxes	606,670	630,060	23,390	331,690	339,490	7,800
Tax provision	196,970	230,570	33,600	112,580	123,780	11,200
Net income	$409,700	$399,490	$(10,210)	$219,110	$215,710	$(3,400)
Earnings per share:
Basic	$0.27	$0.26	$(0.01)	$0.14	$0.14	$-
Diluted	$0.27	$0.26	$(0.01)	$0.14	$0.14	$-

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007

2. Adoption of SAB 108 and FSP AUG AIR-1 (continued)

As discussed in Note 1, the Company adopted FSP AUG AIR-1 on January 1, 2007.  The effects on the Company’s condensed consolidated statement of operations as a result of the retroactive restatement of the Company’s results of operations for the nine months and three months ended September 30, 2006 were as follows.

	For the Nine Months Ended September 30, 2006			For the Three Months Ended September 30, 2006
	As adjusted under SAB 108	As reported under FSP AUG AIR-1	Increase/ (decrease) effect of change	As adjusted under SAB 108	As reported under FSP AUG AIR-1	Increase/ (decrease) effect of change

Operating lease revenue	$11,454,940	$11,454,940	$-	$3,920,000	$3,920,000	$-
Maintenance reserves income	-	2,258,180	2,258,180	-	709,950	709,950
Gain on sale of aircraft	408,840	33,690	(375,150)	-	-	-
Other income	2,400,700	4,200	(2,396,500)	9,510	9,510	-
	14,264,480	13,751,010	(513,470)	3,929,510	4,639,460	709,950

Interest	3,687,380	3,687,380	-	1,271,750	1,271,750	-
Depreciation	3,690,550	3,487,970	(202,580)	1,241,560	1,172,770	(68,790)
Management fees	2,056,300	2,056,300	-	676,660	676,660	-
Maintenance	3,554,920	3,605,860	50,940	221,600	869,320	647,720
Professional fees and other	645,270	645,270	-	178,450	178,450	-
	13,634,420	13,482,780	(151,640)	3,590,020	4,168,950	578,930

Income before taxes	630,060	268,230	(361,830)	339,490	470,510	131,020
Tax provision	230,570	115,740	(114,830)	123,780	162,680	38,900
Net income	$399,490	$152,490	$(247,000)	$215,710	$307,830	$92,120
Earnings per share:
Basic	$0.26	$0.10	$(0.16)	$0.14	$0.20	$0.06
Diluted	$0.26	$0.10	$(0.16)	$0.14	$0.20	$0.06

3. Aircraft and Aircraft Engine Held for Lease

At September 30, 2007, the Company owned eight deHavilland DHC-8-300s, three deHavilland DHC-8-100s, three deHavilland DHC-6s, fourteen Fokker 50s, two Saab 340As, six Saab 340Bs, four Fokker 100s and one turboprop engine which are held for lease.  During the third quarter, the Company purchased two Fokker 100 aircraft which are subject to leases with a regional carrier in Mexico for terms expiring in June and December 2010.  During the third quarter, the Company also extended the leases for two of its DHC-8-300 aircraft for three years.  At September 30, 2007, the Company’s two Saab 340A aircraft and one turboprop engine were off lease.

In March 2007, based on the financial difficulties of the lessee, the Company agreed to the early return of two of its aircraft, which had leases expiring in May and July 2008.  In March 2007, the Company recorded $15,700 of bad debt expense for uncollected maintenance reserves.  The Company has initiated legal action against the lessee to recover unpaid amounts. The Company is seeking re-lease or sale opportunities for these aircraft.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007

4. Notes Payable and Accrued Interest

(a) Credit Facility

On April 17, 2007, the Company and the lenders under its revolving credit facility (the “Credit Facility”) entered into an amended and restated credit agreement, which provides for (i) a three-year term, (ii) a $25 million increase in the current amount available from $55 million to $80 million and (iii) the ability to increase the maximum amount available under the Credit Facility to $110 million.  Certain financial covenants were also modified. During the first nine months of 2007, the Company repaid $15,300,000 of the outstanding principal under its Credit Facility.  As of September 30, 2007, the Company was in compliance with all covenants under the Credit Facility agreement, $57,096,000 was outstanding, and interest of $291,980 was accrued.  Under the terms of the Credit Facility, the Company pays a commitment fee based upon the applicable commitment fee rate on the unused portion of the Credit Facility.   Commitment fees are expensed as incurred and paid quarterly in arrears.

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

At the initial April 17, 2007 closing, Subordinated Notes with a face amount of $10 million were issued.  The remaining $18 million of Subordinated Notes are required to be issued on or before June 30, 2008. The Company intends to use the proceeds of the Subordinated Notes offering for acquisition of additional aircraft assets.  As of September 30, 2007, the Company was in compliance with all covenants under the Securities Purchase Agreement, the carrying amount of the Subordinated Notes was approximately $7,594,610 (outstanding principal amount of $10,000,000 less unamortized debt discount of approximately $2,405,390) and accrued interest payable was $133,330.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007

4. Notes Payable and Accrued Interest (continued)

(c) Special purpose financing

In September 2000, a special purpose subsidiary acquired a deHavilland DHC-8-100 aircraft using cash and bank financing separate from its Credit Facility.   The related note obligation, which was due April 15, 2006, was refinanced in April 2006, using bank financing from another lender, and the subsidiary was dissolved. The aircraft was transferred to AeroCentury VI LLC, a newly formed special purpose limited liability company, which borrowed $1,650,000, due October 15, 2009.  The note bears interest at an adjustable rate of one-month LIBOR plus 3%.  The note is collateralized by the aircraft and the Company’s interest in AeroCentury VI LLC and is non-recourse to AeroCentury Corp.  Payments due under the note consist of monthly principal and interest through April 20, 2009, interest only from April 20, 2009 until the maturity date, and a balloon principal payment due on the maturity date.  If the aircraft lease agreement is terminated on April 15, 2008 pursuant to a lessee early termination option, the note will be due October 15, 2008, and the interest only period will be from April 20, 2008 through October 15, 2008. During the nine months ended September 30, 2007, $231,050 of principal was repaid on the note.  The balance of the note payable at September 30, 2007 was $1,190,290 and interest of $3,090 was accrued.  As of September 30, 2007, the Company was in compliance with all covenants of this note obligation.

In November 2005, the Company refinanced two DHC-8-300 aircraft that had been part of the collateral base for its Credit Facility.  The financing, by a bank separate from its Credit Facility, was provided to a newly formed special purpose subsidiary, AeroCentury V LLC, to which the aircraft were transferred.  The financing resulted in a note obligation in the amount of $6,400,000, due November 10, 2008, which bears interest at the rate of 7.87%.  The note is collateralized by the aircraft and is non-recourse to AeroCentury Corp.  Payments due under the note consist of monthly principal and interest through April 22, 2008, interest only from April 22, 2008 until the maturity date, and a balloon principal payment due on the maturity date. During the nine months ended September 30, 2007, AeroCentury V LLC repaid $718,210 of principal.  The balance of the note payable at September 30, 2007 was $4,702,500 and interest of $7,200 was accrued.  As of September 30, 2007, the Company was in compliance with all covenants of this note obligation.

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

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007

6.  Income Taxes

The items comprising income tax expense are as follows:
	For the Nine Months Ended September 30,
	2007	2006
		(as restated)
Current tax provision:
Federal	$(46,680)	$-
State	2,180	11,140
Foreign	114,360	-
Current tax provision	69,860	11,140

Deferred tax provision:
Federal	1,071,850	87,410
State	15,270	17,190
Deferred tax provision	1,087,120	104,600
Total provision for income taxes	$1,156,980	$115,740

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Nine Months Ended September 30,
	2007	2006
		(as restated)

Income tax provision at statutory federal income tax rate	$1,243,830	$91,200
State tax provision, net of federal benefit	14,480	8,310
Estimated effects of amending prior year tax returns	(51,360)	-
Tax refunds	(46,680)	(550)
Tax rate differences and other	(3,290)	16,780
Total income tax provision	$1,156,980	$115,740

Tax rate differences reflect the change in effective state tax rates that resulted from changes in state income tax apportionments related to changed nexus of aircraft leasing activities among various states.

The Company recognized a tax benefit in 2007 as the result of an election to amend its prior year tax returns to claim foreign tax credits rather than claim deductions.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007

6. Income Taxes (continued)

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of September 30, 2007 are as follows:

Deferred tax assets:
Current and prior year tax losses	$3,044,950
Prepaid rent	263,460
Maintenance	151,500
Foreign tax credit carryover	391,510
Prior year minimum tax credit	100,820
Bad debt allowance and other	5,660
Deferred tax assets	3,957,900
Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	(9,143,410)
Subordinated Notes loan fees and discount	(57,210)
Net deferred tax liabilities	$(5,242,720)

Current and prior year tax losses include losses resulting from a change in the accounting method related to maintenance costs approved by the Internal Revenue Service in August 2007.  The change was effective for tax years beginning January 1, 2005 and related to the Company’s method of accounting for major maintenance costs.  In addition, current and prior year tax losses include other adjustments involving the corrected treatment of reserves received when certain aircraft were acquired. The prior year tax losses will be available to offset taxable income in each of the two preceding tax years from when the loss was incurred and in future years through 2026.

The foreign tax credit carryover will be available to offset federal tax expense in the first preceding tax year and in future years.  The foreign tax credit carryovers expire beginning in 2013 and extend through 2017.  The minimum tax credit will be available to offset federal tax expense in excess of the alternative minimum tax in future years and does not expire.

No valuation allowance is deemed necessary, as the Company has concluded that, based on an assessment of all available evidence, it is more likely than not that future taxable income will be sufficient to realize the tax benefits of all the deferred tax assets on the condensed consolidated balance sheet.

As described in Note 1, the Company adopted FIN 48 on January 1, 2007, which prescribes treatment of "unrecognized tax positions," and requires measurement and disclosure of such amounts.  At both January 1, 2007 and September 30, 2007, the Company had no material unrecognized tax benefits.

The Company accounts for interest related to uncertain tax positions as interest expense, and for income tax penalties as tax expense.

All of the Company's tax years remain open to examination other than as barred in the various jurisdictions by statutes of limitations.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007

7. Computation of Net Income/(Loss) Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(as restated)		(as restated)

Net income	$2,501,330	$152,490	$1,064,310	$307,830

Weighted average shares outstanding for the period	1,543,257	1,543,257	1,543,257	1,543,257
Dilutive effect of warrants	44,825	-	75,417	-
Weighted average diluted shares outstanding	1,588,082	1,543,257	1,618,674	1,543,257

Basic earnings per share	$1.62	$0.10	$0.69	$0.20
Diluted earnings per share	$1.58	$0.10	$0.66	$0.20

Basic income per common share is computed using net income and the weighted average number of common shares outstanding during the period.  Diluted income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.

 8. Related Party Transactions

The Company has no employees.  Its portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").   Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company.  Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $2,161,620 and $2,056,300 during the nine months ended September 30, 2007 and 2006, respectively. The Company paid acquisition fees totaling $855,780 to JMC during the nine months ended September 30, 2007, which are included in the cost basis of the aircraft purchased.  Because the Company did not acquire any aircraft during the first nine months of 2006, no acquisition fees were paid to JMC for this period.  The Company paid remarketing fees totaling $44,000 to JMC in connection with the sale of an aircraft during the first nine months of 2006, which is included in the computation of the gain on sale of aircraft.  No remarketing fees were paid to JMC during the nine months ended September 30, 2007.

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

The Company’s principal expenditures are for interest costs on its financing, management fees, and maintenance of its aircraft assets.  Maintenance expenditures are incurred when aircraft are off lease, are being prepared for re-lease, or require maintenance in excess of lease return conditions, as well as when maintenance work is performed in connection with the release of maintenance reserves previously received by the Company from lessees. See “c. Maintenance Reserves and Accrued Costs,” below, regarding the Company’s accounting treatment of maintenance expenses.

The most significant non-cash expenses include aircraft depreciation, which is the result of significant estimates, and, beginning in the second quarter of 2007, amortization of costs associated with the Company’s Subordinated Notes, which is included in interest expense.

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

The Company’s significant accounting policies are described in Note 1 to the condensed consolidated financial statements.  The Company believes that the most critical accounting policies include the following:  Impairment of Long-lived Assets; Aircraft Capitalization and Depreciation; Maintenance Reserves and Accrued Costs; Revenue Recognition and Accounts Receivable and Income Allowances; and Accounting for Income Taxes.

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

b. Aircraft Capitalization and Depreciation

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

c. Maintenance Reserves and Accrued Costs

Maintenance costs under the Company’s triple net operating leases are generally the responsibility of the lessees.  Maintenance reserves and accrued costs in the accompanying condensed consolidated balance sheet include refundable maintenance payments received from lessees, which are paid out as related maintenance is performed.

Upon adoption of FSP AUG AIR-1 on January 1, 2007, as discussed in Notes 1 and 2 to the condensed consolidated financial statements, the Company was required to discontinue the accrue-in-advance method of accounting for planned major maintenance for financial reporting periods beginning on January 1, 2007.  The Company has evaluated the impact of the adoption of this new staff position and elected to use the direct expensing method, under which maintenance costs are expensed as incurred.  Under this method, non-refundable maintenance reserves for planned major maintenance are reflected as income based on reported usage.  The Company accrues estimated maintenance costs at the time a reimbursement claim for incurred maintenance or sufficient information is received from its lessees.

Accrued costs also reflect amounts accrued by the Company for maintenance work performed under certain circumstances and which is not related to the release of reserves received from lessees.

In the past, as a result of two situations, the Company incurred significant maintenance expense when aircraft were returned early and in a condition worse than required by the lease and for which the Company was unable to recover the costs of non-compliance from the lessees.

d. Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Non-refundable maintenance reserves billed to lessees are accrued as maintenance reserves income based on aircraft usage.  In instances for which collectibility is not reasonably assured, the Company recognizes revenue as cash payments are received. The Company estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer, the level of past due accounts, and its analysis of the lessees’ overall financial condition.  If the financial condition of the Company’s customers deteriorates, it could result in actual losses exceeding the estimated allowances.

e. Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet.  Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance.  To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease in the tax provision in the condensed consolidated statements of operations.  As discussed in Note 1 to the condensed consolidated financial statements, the Company adopted FIN 48 on January 1, 2007, which proscribes treatment of “unrecognized tax positions” and requires measurement and disclosure of such amounts.

Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.

Results of Operations

a. Revenues

Operating lease revenue was approximately $2,128,000 and $1,304,000 higher in the nine months and three months ended September 30, 2007, respectively, versus the same periods in 2006, primarily because of increased operating lease revenue from aircraft purchased in the fourth quarter of 2006 and first nine months of 2007 and lease modifications which involved rent increases for several of the Company’s aircraft.  In addition, in the three months ended September 30, 2007, the Company recorded revenue from several aircraft which had been off lease for part of the same period in 2006.  The aggregate effects of these increases were partially offset by a decrease in revenue related to aircraft which were off lease for part of the 2007 periods.

Maintenance reserves income was approximately $569,000 and $443,000 higher in the nine months and three months ended September 30, 2007, respectively, versus the same periods in 2006, as a result of increased aircraft usage by the Company’s lessees, on which the amount of reserves income is based, and the acquisition of aircraft in the second and third quarters of 2007.

There were no sales of aircraft in the first nine months of 2007.  Gain on sale of aircraft was approximately $34,000 in the first nine months of 2006 as a result of the sale of an aircraft in April 2006.

Other income was approximately $16,000 and $2,000 higher in the nine months and three months ended September 30, 2007, respectively, versus the same period in 2006, primarily as a result of an increase in the amount of interest income earned on the Company’s cash balances, which were higher in 2007, net of accrued interest payable to lessees for certain of the Company’s security deposits and maintenance reserves payable.

b. Expense items

Interest expense was approximately $682,000 higher in the nine months ended September 30, 2007 versus the same period in 2006, as a result of an increase in the Company’s Subordinated Notes balance in 2007, which was used to repay a portion of the Company’s senior debt, but which bears interest at a higher rate, increases in the index rates upon which the Company’s senior debt interest rates are based and an increase in the fees paid by the Company on its unused senior debt because of a higher unused balance of senior debt in 2007.   The effects of these increases were partially offset by a lower average senior debt balance and lower margin in 2007 compared to 2006.

Interest expense was approximately $452,000 higher in the three months ended September 30, 2007, as a result of an increase in the Company’s Subordinated Notes balance in 2007, which was used to repay a portion of the Company’s senior debt, but which bears interest at a higher fixed rate, an increase in the Company’s senior debt balance as a result of borrowing for aircraft acquisitions, increases in the index rates upon which the Company’s senior debt interest rates are based and an increase in the fees paid by the Company on its unused senior debt, because of a higher unused balance of senior debt in 2007.  The effects of these increases were partially offset by a lower margin in 2007 compared to 2006.

Depreciation was approximately $498,000 and $320,000 higher in the nine months and three months ended September 30, 2007 versus 2006, respectively, primarily because of purchases of aircraft in the fourth quarter of 2006 and first nine months of 2007, the effect of which was partially offset by an aircraft sale in the second quarter of 2006.  Management fees, which are calculated on the net book value of the aircraft owned by the Company, were approximately $105,000 and 118,000 higher in the nine months and three months ended September 30, 2007 compared to 2006 because of higher net book values as a result of aircraft acquisitions.  The effects of these changes were partially offset by the effect of depreciation on the net book value of the Company’s aircraft.

The Company’s maintenance expense is dependent on the aggregate maintenance claims submitted by lessees and expenses incurred in connection with off-lease aircraft.  As a result of lower total lessee claims and less expense incurred for off-lease aircraft in 2007, the Company incurred approximately $2,305,000 and $494,000 less in maintenance expense in the nine months and three months ended September 30, 2007, respectively, as compared to the same periods in 2006.

Total professional fees and general and administrative expenses were approximately $100,000 and $43,000 higher in the nine months and three months ended September 30, 2007, respectively, versus the same periods in 2006, primarily because of higher accounting fees and an increase in directors fees which was authorized by the board of directors, effective January 1, 2007.  The effect of these increases in the nine month periods was partially offset by a decrease in legal fees in 2007 as a result of legal expense incurred in connection with the early termination of two of the Company’s aircraft leases in 2006.

The Company records non-income based sales, use, value added and franchise taxes as other tax expense.  Such expenses were approximately $290,000 and $284,000 higher in the nine months and three months ended September 30, 2007, respectively, versus the same periods in 2006 because, in 2007, the Company accrued value added  taxes, penalties and interest in connection with an aircraft leased in Australia.

The Company's insurance expense consists primarily of directors and officers insurance, as well as product liability insurance and insurance for off-lease aircraft and aircraft engines, which varies depending on the type of assets insured during each period and the length of time each asset is insured.  As a result of the combination of assets insured during each period and the length of time each was insured, aircraft insurance expense was approximately $50,000 lower in the nine months ended September 30, 2007, versus the same period of 2006, and approximately $4,000 higher in the three months ended September 30, 2007 versus the same period in 2006.

During the nine months ended September 30, 2007, the Company recorded bad debt expense of approximately $16,000 for maintenance reserves that were written off in connection with a lessee’s early return of two aircraft.   During the nine months ended September 30, 2006, the Company recorded bad debt expense of approximately $49,000 for a rent receivable that was written off in connection with a lessee’s early return of an aircraft.  The Company recorded no bad debt expense in the three months ended September 30, 2007 or 2006.

The Company did not record any impairment charges in the first nine months of 2007 or 2006.

The Company’s effective tax rates for the nine months ended September 30, 2007 and 2006 were approximately 32% and 43%, respectively.  The change in rate was primarily a result of the Company’s election to amend its prior year tax returns to claim credits for foreign taxes withheld by a lessee rather than claim a deduction for the foreign taxes withheld, which had not been recognized in previous years.

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

During the first nine months of 2007, the Company repaid $15,300,000 of the outstanding principal under its Credit Facility.  The balance of the note payable at September 30, 2007 was $57,096,000, and interest of $291,980 was accrued.

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

(b)Senior unsecured subordinated debt

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

At the initial April 17, 2007 closing, Subordinated Notes with a face amount of $10 million were issued.  The remaining $18 million of Subordinated Notes are required to be issued on or before June 30, 2008.  The Company intends to use the proceeds of the Subordinated Notes offering for acquisition of additional aircraft assets.  As of September 30, 2007, the Company was in compliance with all covenants under the Securities Purchase Agreement, the carrying amount of the Subordinated Notes was approximately $7,594,610 (outstanding principal amount of $10,000,000 less unamortized debt discount of approximately $2,405,390) and accrued interest payable was $133,330.

 (c) Special purpose financing

In September 2000, a special purpose subsidiary acquired a deHavilland DHC-8-100 aircraft using cash and bank financing separate from its Credit Facility. The related note obligation, which was due April 15, 2006, was refinanced in April 2006, using bank financing from another lender, and the subsidiary was dissolved. The aircraft was transferred to AeroCentury VI LLC, a newly formed special purpose limited liability company, which borrowed $1,650,000, due October 15, 2009.  The note bears interest at an adjustable rate of one-month LIBOR plus 3%.  The note is collateralized by the aircraft and the Company’s interest in AeroCentury VI LLC and is non-recourse to AeroCentury Corp.  Payments due under the note consist of monthly principal and interest through April 20, 2009, interest only from April 20, 2009 until the maturity date, and a balloon principal payment due on the maturity date.  If the aircraft lease agreement is terminated on April 15, 2008 pursuant to a lessee early termination option, the note will be due October 15, 2008, and the interest only period will be from April 20, 2008 through October 15, 2008. During the nine months ended September 30, 2007, $231,050 of principal was repaid on the note.  The balance of the note payable at September 30, 2007 was $1,190,290 and interest of $3,090 was accrued.  As of September 30, 2007, the Company was in compliance with all covenants of this note obligation and is currently in compliance.

In November 2005, the Company refinanced two DHC-8-300 aircraft that had been part of the collateral base for its Credit Facility.  The financing, by a bank separate from its Credit Facility, was provided to a newly formed special purpose subsidiary, AeroCentury V LLC, to which the aircraft were transferred.  The financing resulted in a note obligation in the amount of $6,400,000, due November 10, 2008, which bears interest at the rate of 7.87%.  The note is collateralized by the aircraft and is non-recourse to AeroCentury Corp.  Payments due under the note consist of monthly principal and interest through April 22, 2008, interest only from April 22, 2008 until the maturity date, and a balloon principal payment due on the maturity date. During the nine months ended September 30, 2007, AeroCentury V LLC repaid $718,210 of principal.  The balance of the note payable at September 30, 2007 was $4,702,500 and interest of $7,200 was accrued.  As of September 30, 2007, the Company was in compliance with all covenants of this note obligation and is currently in compliance.

The availability of special purpose financing in the future will depend on receiving specific dispensation from the Credit Facility lenders and the Subordinated Notes holders.

(d) Cash flow

The Company's primary source of revenue is lease rentals of its aircraft assets.  It is the Company’s policy to monitor each lessee’s needs in periods before leases are due to expire.  If it appears that a customer will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft, in an attempt to reduce the time that an asset will be off lease.  The Company’s aircraft are subject to leases with varying expiration dates through January 2012. At September 30, 2007, the Company’s two Saab 340A aircraft and one turboprop engine were off lease.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its Credit Facility, based upon its estimates of future revenues and expenditures. The Company’s expectations concerning such cash flows are based on existing lease terms and rents, as well as numerous estimates, including (i) rents on assets to be re-leased, (ii) timely use of proceeds of unused debt capacity toward additional acquisitions of income producing assets, and (iii) the cost and anticipated timing of maintenance to be performed.  While the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  Among the more significant external factors outside the Company’s control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company’s profitability and causes the Company to violate covenants of its Credit Facility and its Subordinated Notes agreement, and may require repayment of some or all of the amounts outstanding under its Credit Facility, (ii) lessee non-performance or non-compliance with lease obligations (which may affect Credit Facility collateral limitations and Subordinated Notes covenants, as well as revenue and expenses) and (iii) inability to locate and acquire a sufficient volume of additional aircraft assets at prices that will produce acceptable net returns.

(i) Operating activities

The Company’s cash flow from operations for the nine months ended September 30, 2007 versus 2006 increased by approximately $5,219,000.  The change in cash flow is a result of changes in several cash flow items during the period, including principally the following:

Lease rents and security deposits

Payments received from lessees for rent were approximately $2,274,000 higher in the first nine months of 2007 versus the same period in 2006, due primarily to the effect of increased payments for aircraft purchased in November 2006 and June, August and September 2007, rent increases for several of the Company’s aircraft and revenue from several aircraft which had been off lease for part of the first nine months of 2006, the effects of which were partially offset by a decrease in revenue from aircraft which were off lease for part of the 2007 period.  Although increased demand generally in the turboprop market has caused lease rates to stabilize and, in some cases, rise, it cannot be predicted that rental rates on aircraft to be re-leased will not decline, so that, absent additional acquisitions by the Company beyond those made in the first nine months of 2007, aggregate lease revenues for the current portfolio could decline over the long term.

Security deposits received increased by approximately $672,000 in the first nine months of 2007 versus 2006 because of an increase in the amount of security deposits required under leases initiated by the Company in each of the periods, net of amounts returned to lessees at lease end.

Expenditures for maintenance

Expenditures for maintenance were approximately $2,637,000 lower in the nine months ended September 30, 2007 versus the same period in 2006 primarily as a result of higher payments during 2006 for maintenance performed to prepare several of the Company’s aircraft for remarketing and for maintenance reserves claims submitted by lessees.  The amount of expenditures for maintenance in future periods will be dependent on the amount and timing of maintenance paid from lessee maintenance reserves held by the Company and maintenance paid for off-lease aircraft.

Expenditures for interest

Expenditures for interest increased by approximately $1,102,000 in the first nine months of 2007 compared to 2006, as a result of an increase in the Company’s Subordinated Notes balance in 2007, which was used to repay a portion of the Company’s senior debt, but which bears interest at a higher fixed rate, increases in the index rates upon which the Company’s senior debt interest rates are based and an increase in the fees paid by the Company on its unused senior debt because of a higher unused balance of senior debt in 2007.   The effects of these increases were partially offset by a lower average senior debt balance and lower margin in 2007 compared to 2006.  Interest expenditures in future periods will be determined by prevailing interest rates and the aggregate principal balance of both its Credit Facility debt and the Subordinated Notes debt, which may be influenced by future acquisitions and/or required repayments of principal resulting from changes in the collateral base pursuant to the Company’s debt agreements with its lenders.  As a result of future borrowings of the Company’s available credit facility and Subordinated Notes debt, it is likely that expenditures for interest will increase significantly when such borrowings are made.

 (ii) Investing activities

During the nine months ended September 30, 2007 and 2006, the Company used cash of approximately $25,873,000 and $1,016,000, respectively, for aircraft acquisitions and capital equipment installed on aircraft.

(iii) Financing activities

The Company borrowed approximately $19,850,000 more in the first nine months of 2007 versus the same period in 2006 for aircraft financing and repaid approximately $10,799,000 more of its outstanding debt in 2007 compared to 2006.  In 2007, the Company also borrowed $10,000,000 of Subordinated Notes, which was used to repay a portion of the Company’s Credit Facility debt.  In 2006, the Company’s borrowings included $1,650,000 for the refinancing of an aircraft and repayments included approximately $1,566,000 which was repaid from the refinancing proceeds.

Outlook

In April 2007, the Company signed an agreement for a $25 million increase in its revolving Credit Facility to a total of $80 million, with the ability to increase the maximum amount available under the facility to $110 million. At the same time, the Company issued $10 million of the Subordinated Notes, and is required to draw the remaining $18 million (for a total of $28 million) on or before June 30, 2008.

As the Subordinated Notes bear fixed interest of 16% per annum immediately upon issuance, as well as a commitment fee on the unissued balance, an important factor in the Company’s near term results will be the Company’s ability to expediently locate and acquire additional assets utilizing these funds.  To optimize its debt financing expense, the Company will need to acquire sufficient assets on or before June 30, 2008 to enable the Company to utilize a significant portion of its unused Credit Facility availability of approximately $23 million as well as draw the Subordinated Notes proceeds no later than the deadline discussed above.  If the Company fails to meet this deadline, it will likely use the Subordinated Notes proceeds from the required drawdown to repay a portion of its outstanding Credit Facility debt.  Since the Credit Facility interest rate is likely to continue to be lower than the Subordinated Notes fixed rate, this would likely result in a higher effective interest rate, without a corresponding increase in operating revenue. The Company has not yet identified specific asset acquisitions for which the entire amount of the Subordinated Notes proceeds will be applied, but believes that it will be successful in timely acquiring appropriate assets for acquisition to take financial advantage of the additional resources provided under the increased Credit Facility and Subordinated Notes financing.

In March 2007, the Company and the lessee of two aircraft, which had leases expiring in May and July 2008, agreed to an early return of the aircraft based on the lessee’s financial difficulties. The Company is seeking re-lease or sale opportunities for these aircraft.  There is no assurance as to when the Company will be successful in its efforts to re-lease or sell the aircraft, but the Company believes that, even if the aircraft are off lease for an extended period of time, it will be able to remain in compliance with the terms of its Credit Facility and Subordinated Notes.  Since the lessee of the aircraft has essentially ceased operations, the Company may incur significant unreimbursed expense in order to prepare the aircraft for re-lease or resale, the magnitude of which is unknown at this time.

Two of the Company’s aircraft leases are scheduled to expire during the fourth quarter of 2007.  The Company believes that it will be able to re-lease both aircraft within an acceptable period after return at lease end and that, even if the aircraft are off lease for an extended period of time, it will be able to remain in compliance with the terms of its Credit Facility and Subordinated Notes.

The Company continually monitors the financial condition of its lessees to avoid unanticipated creditworthiness issues, and where necessary, works with lessees to ensure continued compliance with obligations under their respective leases.  Currently, the Company is closely monitoring the performance of three lessees with a total of five aircraft under lease. For one of these lessees, the Company recorded a bad debt allowance of $190,000 in the second quarter of 2007 which, based on subsequent payments, was reversed in the third quarter. The Company continues to work closely with these lessees to ensure compliance with their current obligations. During the first nine months of 2007, the Company incurred $16,000 of bad debt expense related to amounts owed by the lessee of two aircraft which were returned early, discussed above. If any of the Company's current lessees are unable to meet their lease obligations, the Company's future results could be materially impacted.  Any weakening in the aircraft industry may also affect the performance of lessees that currently appear to the Company to be creditworthy.  See "Factors that May Affect Future Results – General Economic Conditions," below.

Beginning on January 1, 2007, due to the recent adoption of FSP AUG AIR-1, as discussed in Note 1 to the condensed consolidated financial statements and under “Critical Accounting Policies, Judgments and Estimates, c. Maintenance Reserves and Accrued Costs”, the Company began to accrue non-refundable maintenance reserves received from lessees as income based on aircraft usage and record maintenance expenses as incurred.  The Company accrues estimated maintenance costs based on information provided by its third party lessees and, accordingly, estimates of such expenses depend on timely and accurate reporting by such parties.  As a result, the Company believes that its reported net income may be subject to greater fluctuations from quarter-to-quarter than would have been the case had the Company continued its use of the previous method of accounting for planned major maintenance activities.

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

The addition of the Subordinated Notes debt, while providing additional resources for acquisition by the Company of revenue generating assets, also has the effect of increasing the Company’s overall cost of capital, as the Subordinated Notes bear an effective overall interest rate that is currently higher than the rate charged on the Credit Facility.  Since the Subordinated Notes bear interest immediately upon issuance, the Company’s success in utilizing the proceeds to purchase income generating assets will be critical to the financial results of the Company.

Interest Rate Risk.  The Company’s current Credit Facility and the indebtedness of one of its special purpose subsidiaries carry a floating interest rate based upon short-term interest rate indices. Lease rates, generally, but not always, move with interest rates, but market demand for the asset also affects lease rates. Because lease rates are fixed at the origination of leases, interest rate changes during the term of a lease have no effect on existing lease payments.  Therefore, if interest rates rise significantly, and there is relatively little lease origination by the Company following such rate increases, the Company could experience lower net earnings.   Further, even if significant lease origination occurs following such rate increases, if the contemporaneous aircraft market forces result in lower or flat rental rates, the Company could experience lower net earnings as well.

The Company has not hedged its variable rate debt obligations and such obligations are based on short-term interest rate indices.  Consequently, if an interest rate increase were great enough, the Company might not be able to generate sufficient lease revenue to meet its interest payment and other obligations and comply with the other covenants of its Credit Facility.

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

Warrant Issuance.  As part of the Subordinated Notes financing, the Company issued warrants to purchase up to 171,473 shares of the Company’s common stock, which is equal to 10% of the post-exercise fully diluted capitalization of the Company.  The exercise price under the Warrants is $8.75 per share.  If the warrants to purchase shares are exercised, there could be dilution to the existing holders of Common Stock.  This dilution of the Company’s common stock could depress its trading price.

Concentration of Lessees and Aircraft Type. Currently, the Company’s five largest customers are located in Antigua, Netherlands Antilles, Mexico, Sweden and Belgium and currently account for approximately 16%, 12%, 12%, 11% and 10%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problems with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results, and therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk will diminish in the future only if the Company is able to lease additional assets to new lessees.

Currently, the Company owns fourteen Fokker 50, eight DHC-8-300 and four Fokker 100 aircraft, making these three aircraft types the dominant types in the portfolio and representing 28%, 29% and 22%, respectively, based on net book value. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately large impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

Investment in New Aircraft Types.  The Company has traditionally invested in a limited number of types of turboprop aircraft and engines. While the Company intends to continue to focus solely on regional aircraft and engines, the Company has recently closed acquisitions of Fokker 100 regional jet aircraft, and may continue to seek acquisition opportunities for new types and models of regional jet and turboprop aircraft and engines used in the Company's targeted customer base of regional air carriers.  Acquisition of other aircraft types and engines not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience managing this aircraft type. The Company believes, however, that JMC personnel's overall industry experience and its technical resources should permit the Company to effectively manage such new aircraft.  Further, the broadening of the asset types in the aircraft portfolio may have a countervailing benefit of diversifying the Company's portfolio (See "Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” above).

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

In addition, if the Company undertakes certain obligations under a lease to contribute to a repair or improvement and if the work is performed in a foreign jurisdiction and paid for in foreign currency, currency fluctuations causing a weaker dollar between the time such agreement is made and the time payment for the work is made may result in an unanticipated increase in dollar cost for the Company.

Even with U.S. dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee’s local currency that would make it more difficult for a lessee to meet its U.S. dollar-denominated lease payments, increasing the risk of default of that lessee, particularly if its revenue is primarily derived in the local currency.

Finally, ownership of a leased asset operating in a foreign country and/or by a foreign carrier may subject the Company to additional tax liabilities that are not present with domestically operated aircraft.  Depending on the jurisdiction, laws governing such tax liabilities may be complex or not well formed or not uniformly enforced. In such jurisdictions, the Company may decide to take an uncertain tax position based on the best advice of the local tax experts it engages, which position may be challenged by the taxing authority.  If the taxing authority later assesses a liability, the Company may be required to pay penalties and interest on the assessed amount, which penalties and interest would not give rise to a corresponding foreign tax credit on the Company’s U. S. tax return.

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

General Economic Conditions. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is continuing to recover and expand after a prolonged downturn which began in 2001.   It is unclear whether and how long this recovery will last.   Any recovery could be stalled or reversed by any number of events or circumstances, including the global economy slipping back into recession, or specific events related to the air travel industry, such as terrorist attacks, or an increase in operational or labor costs.  Recent spikes in oil prices, if they persist, may have a negative effect on airline profits and increase the likelihood of weakening results for airlines that have not hedged aircraft fuel costs, and in the most extreme cases, may initiate or accelerate the failure of many already marginally profitable carriers.

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

Item 3.Controls and Procedures.

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

AEROCENTURY CORP.

Date: Novermber 14, 2007	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior VP Finance and Chief Financial Officer