Form 10KSB
period 2007-12-31
AEROCENTURY CORP
filed 2008-03-14
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
 (Mark One)
 [ X ]Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
OR
 [    ]Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).x
State issuer’s revenues for its most recent fiscal year:  $23,849,750

On March 14, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price as of March 13, 2008) was $19,833,554.

As of March 14, 2008, the Issuer had 1,543,257 shares of Common Stock outstanding.

Documents Incorporated by Reference:  Part III of this Report on Form 10-KSB incorporates information by reference from the Registrant’s Proxy Statement for its 2007 Annual Meeting to be filed on or about March 25, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I
Forward-Looking Statements

This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Item 1 “Description of Business” the Company’s statements that it is able to purchase assets at an appropriate price and maintain an acceptable overall on-lease rate; that it is able to enter into transactions with a wider range of lessees than other competitors; that competition may increase if competitors who have traditionally neglected the regional air carrier market begin to focus on it; and that the Company has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by the regional air carrier market and because JMC has developed a reputation as a global participant in the regional aircraft leasing market; (ii) in Item 6 “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources” the Company’s statements regarding its belief that it will remain in compliance with the covenants of its Credit Facility; that the proceeds of the June 30, 2008 $18 million Subordinated Notes closing will be used for acquisition of additional aircraft assets or to repay Credit Facility indebtedness; that it will be able to extend special purpose financing for its assets owned by AeroCentury V LLC; and that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its Credit Facility, Subordinated Notes financing and special purpose financings;  (iii) in Item 6 “Management’s Discussion and Analysis or Plan of Operation – Outlook” the Company’s statements regarding its belief that the proceeds of the June 30, 2008 $18 million Subordinated Notes closing will be used for acquisition of additional aircraft assets or to repay Credit Facility indebtedness; that the Credit Facility interest rate is likely to continue to be lower than the Subordinated Notes fixed rate;  that even if two returned aircraft are off lease for an extended period of time, the Company will be able to remain in compliance with the terms of its Credit Facility and Subordinated Notes; that the Company may incur significant unreimbursed expense in order to prepare the two returned aircraft for re-lease or re-sale; that the Company will be successful in extending leases or find new lessees for aircraft with leases expiring during the remainder of 2008 and that, even if the aircraft are off lease for an extended period of time, it will be able to remain in compliance with the terms of its Credit Facility and Subordinated Notes; that the Company’s reported net income may be subject to greater fluctuations from quarter-to-quarter than would have been the case had the Company continued its use of the previous method of accounting for planned major maintenance activities; and that the Company has adequate cash for the total maintenance expense it expects to incur as a result of major engine refurbishments on two engines on an aircraft on lease and that the unusually large amount of total maintenance expense in the first quarter will significantly affect the Company’s results of operations; (iv) in Item 6 “Management’s Discussion and Analysis or Plan of Operation – Factors that May Affect Future Results,” the Company’s statements regarding its belief that it will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term; that JMC personnel's overall industry experience and its technical resources should permit the Company to effectively manage such new aircraft types and engines; that the bulk of the equipment the Company acquires will be used aircraft equipment; that the Company typically is able to obtain generally higher lease rates from regional carriers than mainline carriers; and that the Company is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers and that it benefits from JMC’s reputation; and  (v) in Item 7 “Financial Statements” the statements regarding the Company’s belief that the adoption of SFAS 157, FSP FAS 157-1 and SFAS 159 will not have a material impact on the Company’s financial condition, consolidated results of operations or cash flows; that the proceeds of the June 30, 2008 $18 million Subordinated Notes closing will be used for acquisition of additional aircraft assets or to repay Credit Facility indebtedness; and that future taxable income will likely be sufficient to realize the tax benefits of all the deferred tax assets on the balance sheet.  These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis or Plan of Operation -- Factors That May Affect Future Results," including the compliance of the Company's lessees with obligations under their respective leases, including return conditions; the Company’s success in finding additional financing and appropriate assets to acquire with such financing; a sudden weakening in demand for regional aircraft; risks related to use of debt financing for acquisitions; general economic conditions, particularly those that affect the air travel industry; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio unanticipated sharp increases in interest rates; further disruptions to the air travel industry due to terrorist attacks; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

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

The Company’s success in achieving its objective depends in large part on its success in three areas: asset selection, lessee selection and obtaining acquisition financing.

The Company acquires additional assets in one of three ways.   The Company may purchase an asset already subject to a lease and assume the rights and obligations of the seller, as lessor under the existing lease.  In addition the Company may purchase an asset, usually from an air carrier, and lease it back to the seller.  Finally, the Company may purchase an asset from a seller and then immediately enter into a new lease for the aircraft with a third party lessee.  In this last case, the Company typically does not purchase an asset unless a potential lessee has been identified and has committed to lease the aircraft.

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

In order to improve the remarketability of an aircraft after expiration of the lease, the Company focuses on having lease provisions for its aircraft that contain maintenance payments and return conditions such that when the lessee returns the aircraft, the Company receives the aircraft in a condition which allows it to expediently re-lease or sell the aircraft, or receives sufficient payments from the lessee over the lease term to cover any maintenance or overhaul of the aircraft required to bring the aircraft to such a state.

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

The Company's management fees payable to JMC are based upon the size of the asset pool. Pursuant to FSP AUG AIR-1, maintenance costs are recognized as an expense as incurred.  As the Company has continued to use acquisition debt financing under its revolving credit facility and issued Subordinated Notes in 2007 to raise additional capital, interest expense has become an increasingly large portion of the Company’s expenses. Professional fees are paid to third parties for expenses not covered by JMC under the Management Agreement.  Insurance expense includes amounts paid for directors and officers insurance, as well as product liability insurance and aircraft insurance for periods when an aircraft is off lease.  So long as the Company succeeds in keeping the majority of its assets on lease and interest rates do not rise significantly and rapidly, the Company’s cash flow should be sufficient to cover maintenance expenses, interest expense, management fees, professional fees and insurance, and provide excess cash flow.

Competition

The Company competes with other leasing companies, banks, financial institutions, and aircraft leasing partnerships for customers who generally are regional commercial aircraft operators seeking to lease aircraft under an operating lease.  Management believes that competition may increase if competitors who have traditionally neglected the regional air carrier market begin to focus on that market.  Because competition is largely based on price and lease terms, the entry of new competitors into the market, particularly those with greater access to capital markets than the Company, could lead to fewer acquisition opportunities for the Company and/or lease terms less favorable to the Company on new acquisitions, as well as renewals of existing leases or new leases of existing aircraft, all of which could lead to lower revenues for the Company.

The Company, however, believes that it has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by the regional air carrier market.   Management believes that the Company also has a competitive advantage because JMC has developed a reputation as a global participant in the regional aircraft leasing market.

Dependence on Significant Customers

For the year ended December 31, 2007, the Company had four significant customers, which accounted for 12%, 12%, 11% and 11%, respectively, of lease revenue, aggregating 46% of total revenue.  Concentration of credit risk with respect to lease receivables will diminish in the future only if the Company is able to lease additional assets or re-lease assets currently on lease to significant customers to new customers.

Employees

Under the Company’s management contract with JMC, JMC is responsible for all administration and management of the Company.  Consequently, the Company does not have any employees.

Item 2.  Description of Property.

As of December 31, 2007, the Company did not own or lease any real property, plant or materially important physical properties.  The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010.  However, since the Company has no employees and the Company’s portfolio of leased aircraft assets is managed and administered under the terms of the Management Agreement with JMC, all office facilities are provided by JMC.

At December 31, 2007, the Company owned eight deHavilland DHC-8-300s, three deHavilland DHC-8-100s, three deHavilland DHC-6s, fourteen Fokker 50s, two Saab 340As, six Saab 340Bs, five Fokker 100s and one turboprop engine which are held for lease.

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

Market Information

The Company’s Common Stock has been traded on the AMEX since January 16, 1998.  The following table sets forth the high and low sales prices reported on the AMEX for the Company’s Common Stock for the periods indicated:

Period	High	Low
Fiscal year ended December 31, 2008:
First quarter through March 13, 2008	$26.67	$13.32
Fiscal year ended December 31, 2007:
Fourth Quarter	24.37	13.20
Third Quarter	21.90	12.70
Second Quarter	20.59	10.95
First Quarter	24.50	6.58
Fiscal year ended December 31, 2006:
Fourth Quarter	6.79	4.77
Third Quarter	5.48	4.70
Second Quarter	5.54	4.04
First Quarter	4.14	3.15

On March 13, 2008, the closing stock sale price on the AMEX was $16.53 per share.

Number of Security Holders

According to the Company’s transfer agent, the Company had approximately 1,700  stockholders of record as of March 14, 2008.  Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial stockholders represented by those record holders.

Dividends

No dividends have been declared or paid to date.  The Company has no plans at this time to declare or pay dividends, and intends to re-invest any earnings into acquisition of additional revenue generating aircraft equipment.

The terms of the Credit Agreement prohibit the Company from declaring or paying dividends on its Common Stock, except for cash dividends in an aggregate annual amount not to exceed 50% of the Company's net income in the immediately preceding fiscal year so long as immediately prior to and immediately following such dividend the Company is not in default under the Credit Agreement.

The terms of the Securities Purchase Agreement pursuant to which the Subordinated Notes were issued prohibit the Company from declaring or paying dividends on its Common Stock, except for dividends in an aggregate annual amount not to exceed 50% of the Company's net income in the immediately preceding fiscal year so long as immediately prior to and immediately following such dividend the Company is not in default under the Securities Purchase Agreement or the Subordinated Notes.

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

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Overview

The Company owns regional aircraft and engines which are leased to customers under triple net operating leases. The acquisition of such equipment is generally made using debt financing. The Company’s profitability and cash flow are dependent in large part upon its ability to acquire equipment, obtain and maintain favorable lease rates on such equipment, and re-lease or sell owned equipment that comes off lease.  The Company is subject to the credit risk of its lessees, both as to collection of rental payment under its operating leases and as to performance by lessees of their obligations to maintain the equipment.  Since lease rates for assets in the Company’s portfolio generally decline as the assets age, the Company’s ability to maintain revenue and earnings is primarily dependent upon the Company’s ability to grow its asset portfolio.

The Company’s principal cash expenditures are for interest costs on its financing, management fees, and maintenance of its aircraft assets.  Maintenance expenditures are incurred when aircraft or equipment are off lease, are being prepared for re-lease, or require maintenance in excess of lease return conditions, as well as when maintenance work is performed in connection with the release of maintenance reserves previously received by the Company from lessees. See “c. Maintenance Reserves and Accrued Costs,” below, regarding the Company’s accounting treatment of maintenance expenses.

The most significant non-cash expenses include aircraft and equipment depreciation, which is affected by significant estimates, and, beginning in the second quarter of 2007, amortization of costs associated with the Company’s Subordinated Notes, which is included in interest expense.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements.  The Company believes that the most critical accounting policies include the following: Aircraft Capitalization and Depreciation; Impairment of Long-lived Assets; Maintenance Reserves and Accrued Costs; Accounting for Income Taxes; and Revenue Recognition and Accounts Receivable and Allowance for Doubtful Accounts.

    a.  Aircraft Capitalization and Depreciation

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

    b.  Impairment of Long-lived Assets

The Company periodically reviews its portfolio of assets for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets."  Such review necessitates estimates of current market values, re-lease rents, residual values and component values.  The estimates are based on currently available market data and third-party appraisals and are subject to fluctuation from time to time.  The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.  Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and should different conditions prevail, material write downs may occur.  During the year ended December 31, 2007, the Company recorded no impairment.

    c.  Maintenance Reserves and Accrued Costs

Maintenance costs under the Company’s triple net operating leases are typically the responsibility of the lessees.  Maintenance reserves and accrued costs in the accompanying consolidated balance sheet include refundable maintenance payments received from lessees, which are paid out as related maintenance is performed.

Upon adoption of FSP AUG AIR-1 on January 1, 2007, as discussed in Notes 1 and 2 to the consolidated financial statements, the Company was required to discontinue the accrue-in-advance method of accounting for planned major maintenance for financial reporting periods beginning on January 1, 2007.  The Company has evaluated the impact of the adoption of this new staff position and elected to use the direct expensing method, under which maintenance costs are expensed as incurred.  Under this method, non-refundable maintenance reserves for planned major maintenance are reflected as income based on reported usage.  The Company accrues estimated maintenance costs at the time a reimbursement claim for incurred maintenance or sufficient information is received from its lessees.

Accrued costs also reflect accruals by the Company for maintenance work performed for off-lease aircraft and which is not related to the release of reserves received from lessees.

In the past, as a result of two situations, the Company incurred significant maintenance expense when aircraft were returned early and in a condition worse than required by the lease and for which the Company was unable to recover the costs of non-compliance from the lessees.

    d.  Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet.  Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance.  To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease in the tax provision in the consolidated statements of operations.  As discussed in Note 1 to the consolidated financial statements, the Company adopted FIN 48 on January 1, 2007, which proscribes treatment of “unrecognized tax positions” and requires measurement and disclosure of such amounts.

Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.

    e.  Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements.  Deferred rent is recorded when the cash rent received is lower than the straight-line revenue recognized. Such receivables decrease over the term of the applicable leases.  Non-refundable maintenance reserves billed to lessees are accrued as maintenance reserves income based on aircraft usage.  In instances for which collectibility is not reasonably assured, the Company recognizes revenue as cash payments are received. The Company estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer, the level of past due accounts, and its analysis of the lessees’ overall financial condition.  If the financial condition of the Company’s customers deteriorates, it could result in actual losses exceeding the estimated allowances.

Results of Operations

    a.  Revenues

As discussed in Notes 1 and 2 to the financial statements, in connection with the year-end audit of the 2007 consolidated financial results of the Company, the Audit Committee and the Company determined that two $450,000 non-contingent termination payments due from a lessee under two leases terminating in October 2007 and February 2008, respectively, should have been recognized as operating lease revenue ratably over the three year term of the leases. As a result of this timing difference, operating lease revenue has been understated during the previously reported periods covered by the leases.  Operating lease revenue was approximately $3,601,000 higher in 2007 versus 2006, primarily because of increased operating lease revenue from aircraft purchased in the fourth quarter of 2006 and during 2007 and re-leases during 2007 at increased rental rates for several of the Company’s aircraft.  In addition, in 2007, the Company recorded revenue from several aircraft that had been off lease for part of 2006.  The aggregate effect of these increases was partially offset by a decrease in revenue related to aircraft that were off lease for part of 2007.

As a result of the adoption of FSP AUG AIR-1 on January 1, 2007, non-refundable maintenance reserves collected from lessees are recorded as maintenance reserves income based on usage, assuming collections are reasonably assured or cash is received. Maintenance reserves income was approximately $1,319,000 higher in 2007 than in 2006 as a result of a net increase in average aircraft usage by the Company’s lessees, on which the amount of reserves income is based, and the acquisition of aircraft in 2007.

Gain on sale of aircraft and aircraft engines was approximately $98,000 in 2007, which resulted from the sale of a damaged engine which the Company replaced on one of its leased aircraft.  Gain on sale of aircraft was approximately $34,000 in 2006 as a result of the sale of an aircraft in April 2006.

Other income was approximately $23,000 higher in 2007 versus 2006, primarily as a result of an increase in the amount of interest income earned on the Company’s cash balances, which were higher in 2007, net of accrued interest payable to lessees for certain of the Company’s security deposits and maintenance reserves payable.

    b.  Expense items

Interest expense was approximately $1,306,000 higher in 2007 versus 2006.  This is primarily the result of a draw on the Company’s Subordinated Notes financing in 2007, which was used to repay a portion of the Company’s senior debt, but which bears interest at a higher rate than the Credit Facility.  Also contributing to the increase were increases in the average index rates upon which the Company’s senior debt interest rates were based in 2007; an increase in the fees paid by the Company on its unused senior debt because of a higher unused balance of senior debt in 2007; and the expense attributed to the Company’s interest swap entered into in December 2007.   The effects of these increases were partially offset by a lower average senior debt balance and lower margin in 2007 compared to 2006.

Depreciation was approximately $922,000 higher in 2007 versus 2006, primarily because of purchases of aircraft in the fourth quarter of 2006 and during 2007, the effect of which was partially offset by an aircraft sale in the second quarter of 2006.  Management fees, which are calculated on the net book value of the aircraft owned by the Company, were approximately $275,000 higher in 2007 compared to 2006 because of higher net book values as a result of aircraft acquisitions.  The effects of these changes were partially offset by the effect of depreciation on the net book value of the Company’s aircraft.

The Company’s maintenance expense is dependent on the aggregate amount of the maintenance claims submitted by lessees for reimbursement and expenses incurred in connection with off-lease aircraft.  As a result of lower total lessee claims and less expense incurred for off-lease aircraft in 2007, the Company incurred approximately $1,584,000 less in maintenance expense in 2007.

Total professional fees and general and administrative expenses were approximately $92,000 higher in 2007, versus 2006, primarily because of higher fees related to audit, tax and accounting consultations in 2007, an increase in directors fees which was authorized by the Board of Directors, effective January 1, 2007, and the addition of a board member during the fourth quarter of 2007.  The effect of these increases was partially offset by a decrease in legal fees in 2007 as a result of legal expense incurred in connection with the early termination of two of the Company’s aircraft leases in 2006 and a decrease in travel expense.

The Company records non-income based sales, use, value-added and franchise taxes as other tax expense.  Such expenses were approximately $295,000 higher in 2007, versus 2006 because, in 2007, the Company accrued value-added  taxes, penalties and interest in connection with an aircraft leased in Australia.

The Company's insurance expense consists primarily of directors and officers insurance, as well as product liability insurance and insurance for off-lease aircraft and aircraft engines, which varies depending on the type and length of time each off-lease asset is insured.  Aircraft insurance expense was approximately $22,000 higher in 2007 versus 2006 as a result of off-lease assets.  Directors and officers insurance was approximately $13,000 lower in 2007 as a result of a lower premium compared to 2006.

During 2007, the Company recorded bad debt expense of approximately $16,000 for maintenance reserves that were written off in connection with a lessee’s early return of two aircraft.   During 2006, the Company recorded bad debt expense of approximately $49,000 for a rent receivable that was written off in connection with a lessee’s early return of an aircraft.

The Company did not record any impairment charges in 2007 or 2006.

The Company’s effective tax rates for the years ended December 31, 2007 and 2006 were approximately 29% and 38%, respectively.  The change in rate was primarily a result of the Company’s election to amend its prior year tax returns to claim credits for foreign taxes withheld by a lessee rather than claim a deduction for the foreign taxes withheld which had not been recognized in prior years.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt borrowings, special purpose financing and excess cash flows.

    (a)  Credit Facility

On April 17, 2007, the Company and the lenders under its revolving credit facility (the “Credit Facility”) entered into an amended and restated credit agreement, collateralized by all of the assets of AeroCentury Corp, which provides for (i) a three-year term, (ii) a $25 million increase in the current amount available under the Credit Facility to $80 million and (iii) the ability to increase the maximum amount available under the Credit Facility to $110 million.  Certain financial covenants were also modified.

During 2007, the Company borrowed $25,500,000 and repaid $16,800,000 of the outstanding principal under its Credit Facility.  The balance of the principal amount owed under the Credit Facility at December 31, 2007 was $59,596,000, and interest of $144,430 was accrued.

The Company is currently in compliance with all covenants and, based on its current projections, the Company believes it will continue to be in compliance with all covenants of its Credit Facility, but there can be no assurance of such compliance in the future.  See "Factors That May Affect Future Results –  'Risks of Debt Financing’ and 'Credit Facility Obligations,’” below.

The Company's interest expense in connection with the Credit Facility generally moves up and down with prevailing interest rates.  Because aircraft owners seeking financing generally can obtain financing through either leasing transactions or traditional secured debt financings, prevailing interest rates are a significant factor in determining market lease rates, and market lease rates generally move up or down with prevailing interest rates, assuming supply and demand of the desired equipment remain constant.  However, because lease rates for the Company’s assets typically are fixed under existing leases, the Company normally does not experience any positive or negative impact in revenue from changes in market lease rates due to interest rate changes until existing leases have terminated and new lease rates are set as the aircraft is re-leased.  As discussed in (b) below, the Company entered into an interest rate swap in December 2007.

    (b)  Derivative instrument

In December 2007, the Company entered into an interest rate swap (the “Swap”) with a notional amount of $20 million, under which it committed to make or receive a net settlement for the difference in interest receivable computed monthly on the basis of 30-day LIBOR and interest payable monthly on the basis of a fixed rate of 4.04% per annum.   The Swap is designed to economically hedge $20 million of the Company’s interest rate exposure over its term by fixing the net interest payable over the two-year term of the Swap.

Under SFAS 133, as amended, the Company is required to recognize the fair value of the Swap as an asset or liability at its fair value, which is based upon the amount the Company would receive or pay to terminate its agreements at the reporting date, taking into account market conditions and the creditworthiness of the derivative counterparties.  As such, at December 31, 2007, the Company recognized a $150,040 liability for the Swap on its balance sheet in Notes Payable and Accrued Interest.  The Company also recognized both a net settlement amount of $0 and a loss of $150,040 for 2007 as a component of interest expense.  If short-term interest rates continue to decline, the Company will incur additional interest expense as a result of the Swap.

    (c)  Senior unsecured subordinated debt

On April 17, 2007, the Company entered into a Securities Purchase Agreement, whereby the Company agreed to issue 16% senior unsecured subordinated notes ("Subordinated Notes"), with an aggregate principal amount of up to $28 million to certain note purchasers (“Note Purchasers”). The Subordinated Notes were issued at 99% of the face amount and are due December 30, 2011.  Principal payments which fully amortize the balance of the Subordinated Notes are due prior to December 30, 2011 in amounts necessary to cause (i) the balance of the Subordinated Notes and (ii) the ratio of total outstanding debt under the Credit Facility and Subordinated Notes compared to the discounted portfolio value to not exceed amounts specified in the Securities Purchase Agreement.

Under the Securities Purchase Agreement, the Note Purchasers also were issued warrants to purchase up to 171,473 shares of the Company's common stock at an exercise price of $8.75 per share. The warrants are exercisable for a four-year period after the earliest of (i) a change of control, or (ii) the final maturity of the related Subordinated Notes, which is December 30, 2011.  Pursuant to an investors rights agreement, the warrants are subject to registration rights that require the Company to use commercially reasonable efforts to register the shares issued upon exercise of the warrants with the Securities and Exchange Commission (“SEC”).   Under the terms of the Subordinated Notes, on the last day of each month, commencing on May 31, 2007 and ending on the earlier of June 30, 2008 or the final closing under the Securities Purchase Agreement, the Company pays a commitment fee on any unissued amount, of the Subordinated Notes.

In connection with the issuance of the Subordinated Notes, the Company incurred approximately $1,498,000 of costs, of which approximately $763,000 was recorded as debt discount and approximately $689,000 and $46,000 were recorded as deferred financing costs and as a reduction to additional paid-in capital, respectively.  The Company allocated approximately $25.5 million of the $28 million of expected proceeds of the Subordinated Notes to debt and approximately $1.6 million to the warrants on the basis of their estimated relative fair values. The allocation of proceeds representing the fair value of the warrants was recorded as additional debt discount on the Subordinated Notes and additional paid-in capital.

The Company is amortizing the total debt discount and deferred financing costs using the interest method over the term of the Subordinated Notes. Unused commitment fees are expensed as incurred.

At the initial April 17, 2007 closing under the Securities Purchase Agreement, Subordinated Notes with a face amount of $10 million were issued.  The remaining $18 million of Subordinated Notes are required to be issued on or before June 30, 2008.  The Company intends to use the proceeds of the Subordinated Notes offering for acquisition of additional aircraft assets or to repay a portion of the indebtedness outstanding under the Credit Facility.  As of December 31, 2007, the Company was in compliance with all covenants under the Securities Purchase Agreement, and is currently in compliance.  At December 31, 2007, the carrying amount of the Subordinated Notes was approximately $7,612,060 (outstanding principal amount of $10,000,000 less unamortized debt discount of approximately $2,387,940) and accrued interest payable was $0.

     (d)  Special purpose financing

In September 2000, a special purpose subsidiary acquired a deHavilland DHC-8-100 aircraft using cash and bank financing separate from the Credit Facility. The related note obligation, which was due April 15, 2006, was refinanced in April 2006, using bank financing from another lender, and the subsidiary was dissolved. The aircraft was transferred to AeroCentury VI LLC, a newly formed special purpose limited liability company, which borrowed $1,650,000, due October 15, 2009.  The note bears interest at an adjustable rate of one-month LIBOR plus 3%.  The note is collateralized by the aircraft and the Company’s interest in AeroCentury VI LLC and is non-recourse to AeroCentury Corp.  Payments due under the note consist of monthly principal and interest through April 20, 2009, interest only from April 20, 2009 until the maturity date, and a balloon principal payment due on the maturity date. During 2007, $312,200 of principal was repaid on the note.  The principal amount owed under the note at December 31, 2007 was $1,109,140 and interest of $2,690 was accrued.  As of December 31, 2007, the Company was in compliance with all covenants of this note obligation and is currently in compliance.

In November 2005, the Company refinanced two DHC-8-300 aircraft that had been part of the collateral base for its Credit Facility.  The financing, which was provided by a bank by means separate from the Credit Facility, was provided to a newly formed special purpose subsidiary, AeroCentury V LLC, to which the aircraft were transferred.  The financing resulted in a note obligation in the amount of $6,400,000, due November 10, 2008, which bears interest at the rate of 7.87%.  The note is collateralized by the aircraft and the Company’s interest in AeroCentury V LLC and is non-recourse to AeroCentury Corp.  Payments due under the note consist of monthly principal and interest through April 22, 2008, interest only from April 22, 2008 until the maturity date, and a balloon principal payment due on the maturity date. During 2007, AeroCentury V LLC repaid $965,410 of principal.  The lessee has indicated that it will re-lease the aircraft for two years.  The Company believes it will be able to extend the financing on similar terms with the same bank lender and if it is unable to do so, it will refinance the financing under the Credit Facility. The principal amount owed under the note at December 31, 2007 was $4,455,300 and interest of $4,870 was accrued.  As of December 31, 2007, the Company was in compliance with all covenants of this note obligation and is currently in compliance.

The availability of special purpose financing in the future will depend on receiving specific prior approvals and accommodations from the Credit Facility lenders and the Subordinated Notes holders.

    (e)  Future maturities of notes payable

As of December 31, 2007, principal payments due under the Company’s Credit Facility, Subordinated Notes and special purpose financing were as follows:

Less than one year	$4,813,750
1-3 years	70,346,690
4-5 years	-
After 5 years	-
$75,160,440

     (f)  Cash flow

The Company's primary source of revenue is lease rentals of its aircraft assets.  It is the Company’s policy to monitor each lessee’s needs in periods before leases are due to expire.  If it appears that a customer will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft assets, in an attempt to reduce the time that an asset will be off lease.  The Company’s aircraft assets are subject to leases with varying expiration dates through January 2012. At December 31, 2007, the Company’s two Saab 340A aircraft, one of its deHavilland DHC-8-300 aircraft and one turboprop engine were off lease.  The DHC-8-300 aircraft was re-leased to an existing customer in January 2008.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its Credit Facility, Subordinated Notes financing and special purpose financings, based upon its estimates of future revenues and expenditures. The Company’s expectations concerning such cash flows are based on existing lease terms and rents, as well as numerous estimates, including (i) rents on assets to be re-leased, (ii) timely use of proceeds of unused debt capacity toward additional acquisitions of income producing assets, and (iii) the cost and anticipated timing of maintenance to be performed.  While the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  Among the more significant external factors outside the Company’s control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company’s profitability and causes the Company to violate covenants of its Credit Facility or its Subordinated Notes, which may in turn require repayment of some or all of the amounts outstanding under the Credit Facility or the Subordinated Notes, (ii) lessee non-performance or non-compliance with lease obligations (which may affect Credit Facility collateral limitations and Subordinated Notes covenants, as well as revenue and expenses) and (iii) inability to locate and acquire a sufficient volume of additional aircraft assets at prices that will produce acceptable net returns.

    (i)  Operating activities

The Company’s cash flow from operations for the year ended December 31, 2007 versus 2006 increased by approximately $7,685,000.  The change in cash flow is a result of changes in several cash flow items during the year, including principally the following:

    Lease rents and maintenance reserves

Payments received from lessees for rent were approximately $4,019,000 higher in 2007 versus 2006, due primarily to the effect of increased payments for aircraft purchased in November 2006 and during 2007, rent increases in 2007 for several of the Company’s aircraft and revenue from several aircraft which had been off lease for part of 2006, the effects of which were partially offset by a decrease in revenue from aircraft which were off lease for part of 2007.  Although increased demand generally in the turboprop market has caused lease rates to stabilize and, in some cases, rise, there can be no assurance that rental rates on aircraft to be re-leased will not decline, so that, absent additional acquisitions by the Company beyond those made in 2007, aggregate lease revenues for the current portfolio could decline in the future.

Payments received for refundable and non-refundable maintenance reserves were approximately $988,000 higher in 2007 than in 2006 as a result of a net increase in average aircraft usage by the Company’s lessees, on which the amount of reserves is based, and additional usage in connection with aircraft acquired in 2007.

Expenditures for maintenance

Expenditures for maintenance were approximately $3,013,000 lower in 2007 versus 2006 primarily as a result of higher payments during 2006 for maintenance performed to prepare several of the Company’s aircraft for remarketing and for payments in connection with maintenance reserves claims submitted by lessees.  The amount of expenditures for maintenance in future periods will be dependent on the amount and timing of maintenance paid from lessee maintenance reserves held by the Company and maintenance paid for off-lease aircraft.

Expenditures for interest

Expenditures for interest increased by approximately $1,253,000 in 2007 compared to 2006, as a result of an increase in the Company’s outstanding indebtedness under the Subordinated Notes in 2007, which was used to repay a portion of the Company’s senior debt under the Credit Facility, Indebtedness under the Subordinated Notes bears interest at a higher fixed rate than indebtedness under the Credit Facility.  Also contributing to the increase were increases in the average index rates upon which the Company’s senior debt interest rates are based and an increase in the fees paid by the Company on its unused senior debt because of a higher unused balance in 2007.   The effects of these increases were partially offset by a lower average senior debt balance and lower interest rate margin in 2007 compared to 2006.  Interest expenditures in future periods will be determined by prevailing interest rates and the aggregate principal balance owed under the Credit Facility and the Subordinated Notes, which may be influenced by future acquisitions and/or required repayments of principal resulting from changes in the collateral base pursuant to the Company’s debt agreements with its lenders. Interest expense will increase significantly when further borrowings are made under the Credit Facility and the Subordinated Notes.

 (ii)  Investing activities

During 2007 and 2006, the Company used cash of approximately $32,333,000 and $6,171,000, respectively, for aircraft acquisitions and capital equipment installed on aircraft.  The Company received approximately $98,000 and $1,056,000 of proceeds from the sale of aircraft and aircraft engines in 2007 and 2006, respectively.

(iii)  Financing activities

The Company borrowed approximately $19,950,000 more in 2007 versus 2006 for aircraft financing and repaid approximately $12,322,000 more of its outstanding debt in 2007 compared to 2006.  In 2007, the Company also issued $10,000,000 of principal amount of Subordinated Notes, the net proceeds of which were used to repay a portion of the Company’s Credit Facility debt.  In 2006, the Company’s borrowings included $1,650,000 for the refinancing of an aircraft and repayments included approximately $1,566,000, which was repaid from the refinancing proceeds.

Outlook

In April 2007, the Company signed an agreement for a $25 million increase in its revolving Credit Facility to a total of $80 million, with the ability to increase the maximum amount available under the facility to $110 million. At the same time, the Company issued $10 million of principal amount of Subordinated Notes, and is required to issue the remaining $18 million (for a total of $28 million) of principal amount of Subordinated Notes on or before June 30, 2008.

As the Subordinated Notes bear fixed interest of 16% per annum immediately upon issuance, as well as a commitment fee on the unissued balance, an important factor in the Company’s near term results will be the Company’s ability to expediently locate and acquire additional assets utilizing these funds.  To optimize its debt financing expense, the Company will need to acquire sufficient assets on or before June 30, 2008 to enable the Company to utilize the remaining $18 million of Subordinated Notes proceeds no later than such date.  It is likely that these remaining Subordinated Notes proceeds will be used for acquisition of additional aircraft assets or to repay a portion of the indebtedness outstanding under the Credit Facility.  Since the Credit Facility interest rate is likely to continue to be lower than the Subordinated Notes fixed rate, this would likely result in a higher effective interest rate, without a corresponding increase in operating revenue.  Acquisitions occurring after the June 30, 2008 Subordinated Notes issuance would then be financed from funds available under the Credit Facility.

In March 2007, the Company and the lessee of two aircraft, which had leases expiring in May and July 2008, agreed to an early return of the aircraft based on the lessee’s financial difficulties. The Company is seeking re-lease or sale opportunities for these aircraft.  There is no assurance as to when the Company will be successful in its efforts to re-lease or sell the aircraft, but the Company believes that, even if the aircraft are off lease for an extended period of time, it will be able to remain in compliance with the terms of its Credit Facility and Subordinated Notes.  Since the lessee of the aircraft has essentially ceased operations, the Company may incur significant unreimbursed expense in order to prepare the aircraft for re-lease or resale, which is expected to total approximately $600,000 based on current estimates.

One of the Company’s aircraft leases expired during the first quarter of 2008 and the Company is seeking re-lease opportunities for it. Six of the Company’s other leases expire in 2008.  The Company has received notice from the lessees of three of the aircraft that they will extend the leases.  The Company believes that it will be successful in extending the leases for the other two aircraft or be able to re-lease both aircraft within an acceptable period after return at lease end and that, even if the aircraft are off lease for an extended period of time, it will be able to remain in compliance with the terms of its Credit Facility and Subordinated Notes.

The Company continually monitors the financial condition of its lessees to avoid unanticipated creditworthiness issues, and where necessary, works with lessees to ensure continued compliance with obligations under their respective leases.  Currently, the Company is closely monitoring the performance of four lessees with a total of six aircraft under lease.  The Company continues to work closely with these lessees to ensure compliance with their current obligations. During 2007, the Company incurred $16,000 of bad debt expense related to amounts owed by the lessee of two aircraft which were returned early, discussed above. If any of the Company's current lessees are unable to meet their lease payment obligations, the Company's future results could be materially impacted.  Any weakening in the aircraft industry may also affect the performance of lessees that currently appear to the Company to be creditworthy.  See "Factors that May Affect Future Results – General Economic Conditions," below.

Beginning on January 1, 2007, due to the adoption of FSP AUG AIR-1, as discussed in Note 1 to the consolidated financial statements and under “Critical Accounting Policies, Judgments and Estimates, c. Maintenance Reserves and Accrued Costs”, the Company began to accrue non-refundable maintenance reserves received from lessees as income based on aircraft usage and record maintenance expenses as incurred.  The Company accrues estimated maintenance costs based on information provided by its third party lessees and, accordingly, estimates of such expenses depend on timely and accurate reporting by such parties.  As a result, the Company believes that its reported net income may be subject to greater fluctuations from quarter-to-quarter than would have been the case had the Company continued its use of the previous method of accounting for planned major maintenance activities.

It is likely that the Company will incur approximately  $2,300,000 of maintenance expense in the first quarter of 2008.  Approximately $1,400,000 of this expense is in connection with major engine refurbishments on two engines on an aircraft that is leased to one of the Company’s lessees.  The Company has adequate cash for the total maintenance expense it expects to incur, but the unusually large amount of total maintenance expense in the first quarter will significantly affect the Company’s results of operations.

Factors that May Affect Future Results

Risks of Debt Financing.  The Company’s use of debt as the primary form of acquisition financing subjects the Company to increased risks of leveraging.  Indebtedness owed under the Credit Facility is secured by the Company’s existing assets as well as the specific assets acquired with each financing.  In addition to payment obligations, the Credit Facility also requires the Company to comply with certain financial covenants, including a requirement of positive earnings, interest coverage and net worth ratios.  Any default under the Credit Facility, if not waived by the lenders, could result in foreclosure upon not only the asset acquired using such financing, but also the existing assets of the Company securing the loan.  Any such default could also result in a cross default under the Subordinated Notes.

The addition of the Subordinated Notes debt, while providing additional resources for acquisition by the Company of revenue generating assets, also has the effect of increasing the Company’s overall cost of capital, as the Subordinated Notes bear an effective overall interest rate that is currently higher than the rate charged on the Credit Facility.  Since the Subordinated Notes bear interest immediately upon issuance, the Company’s success in utilizing the proceeds to purchase income generating assets will be critical to the financial results of the Company.  The agreement under which the Subordinated Notes were issued also contains financial and other covenants which, if violated, could cause a default under the Subordinated Notes.

Credit Facility Obligations. The Company is obligated to make repayments of principal under the Credit Facility in order to maintain certain debt ratios with respect to its assets in the borrowing base.  Assets that come off lease and remain off-lease for a period of time are removed from the borrowing base.  The Company believes it will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term.   The Company’s belief is based on certain assumptions regarding renewal of existing leases, a lack of extraordinary interest rate increases, continuing profitability, no lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that the Company’s assumptions will prove to be correct.  If the assumptions are incorrect  (for example, if an asset in the collateral base unexpectedly goes off lease for an extended period of time) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to mitigate the situation, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with covenants or face default on its Credit Facility.

Investment in New Aircraft Types.  The Company has traditionally invested in a limited number of types of turboprop aircraft and engines. While the Company intends to continue to focus solely on regional aircraft and engines, the Company has recently acquired Fokker 100 regional jet aircraft, and may continue to seek acquisition opportunities for new types and models of regional jet and turboprop aircraft and engines used in the Company's targeted customer base of regional air carriers.  Acquisition of other aircraft types and engines not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience managing those aircraft and engine types. The Company believes, however, that JMC personnel's overall industry experience and its technical resources should permit the Company to effectively manage such new aircraft types and engines.  Further, the broadening of the asset types in the aircraft portfolio may have a benefit of diversifying the Company's portfolio (See "Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” above).

Warrant Issuance.  As part of the Subordinated Notes financing, the Company issued warrants to purchase up to 171,473 shares of the Company’s common stock, which represents 10% of the post-exercise fully diluted capitalization of the Company as of the initial closing of the Subordinated Notes financing.  The exercise price under the Warrants is $8.75 per share.  If the warrants to purchase shares are exercised, there could be dilution to the existing holders of Common Stock.  This dilution of the Company’s common stock could depress its trading price.

Concentration of Lessees and Aircraft Type. Currently, the Company’s five largest customers are located in Mexico,  Antigua, Netherlands Antilles, Sweden and Belgium and currently account for approximately 18%, 16%, 11%, 11% and 10%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problems with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results, and therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk will diminish in the future only if the Company is able to lease additional assets to new lessees.

Currently, the Company owns eight DHC-8-300, fourteen Fokker 50 and five Fokker 100 aircraft, making these three aircraft types the dominant types in the portfolio and representing 28%, 26% and 26%, respectively, based on net book value. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately large impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

Lessee Credit Risk.    If a customer defaults upon its lease obligations, the Company may be limited in its ability to enforce remedies.  Most of the Company’s lessees are small regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines.  As a result, the Company’s inability to collect rent under a lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company’s revenue.  If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, Section 1110 of the Bankruptcy Code would automatically prevent the Company from exercising any remedies for a period of 60 days.  After the 60-day period has passed, the lessee must agree to perform the obligations and cure any defaults, or the Company will have the right to repossess the equipment.  This procedure under the Bankruptcy Code has been subject to significant litigation, however, and it is possible that the Company’s enforcement rights may be further adversely affected by a declaration of bankruptcy by a defaulting lessee.  Most of the Company’s lessees are foreign and not subject to U.S. bankruptcy laws but there may be similar applicable foreign bankruptcy debtor protection schemes available to foreign lessees.

Leasing Risks.  The Company’s successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and involves a number of risks.  Demand for lease or purchase of the assets depends on the economic condition of the airline industry which is, in turn, sensitive to general economic conditions.  The ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing.  The Company anticipates that the bulk of the equipment it acquires will be used aircraft equipment.  The market for used aircraft equipment is cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry.  The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of aircraft coming off-lease.  Values may also increase for certain aircraft types that become desirable based on market conditions and changing airline capacity.  If the Company were to purchase an aircraft during a period of increasing values, it would in turn need to lease such aircraft at a corresponding higher lease rate.

Risks Related to Regional Air Carriers.  Because the Company has concentrated its existing leases, and intends to continue to concentrate future leases, on regional air carriers, it is subject to additional risks.  Some of the lessees in the regional air carrier market are companies that are start-up, low capital, low margin operations.  Often, the success of such carriers is dependent upon contractual arrangements with major trunk carriers or franchises from governmental agencies that provide subsidies for operating essential air routes, both of which may be subject to termination or cancellation with short notice periods.  Because of this exposure, the Company typically is able to obtain generally higher lease rates from these types of lessees.  In the event of a business failure or bankruptcy of the lessee, the Company can generally regain possession of its aircraft, but the aircraft could be in substantially worse condition than would be the case if the aircraft were returned in accordance with the provisions of the lease at lease expiration.

The Company evaluates the credit risk of each lessee carefully, and attempts to obtain a third party guaranty, letters of credit or other credit enhancements, if it deems them necessary in addition to customary security deposits.  There is no assurance, however, that such enhancements will be available or that, if obtained, they will fully protect the Company from losses resulting from a lessee default or bankruptcy.  Also, a significant area of market growth is outside of the United States, where collection and enforcement are often more difficult and complicated than in the United States. If any of the Company's current or future lessees are unable to meet their lease obligations, the Company's future results could be materially impacted.

Interest Rate Risk.  The Company’s current Credit Facility and the indebtedness of one of its special purpose subsidiaries carry a floating interest rate based upon short-term interest rate indices. Lease rates typically, but not always, move with interest rates, but market demand for the asset also affects lease rates. Because lease rates are fixed at the origination of leases, interest rate changes during the term of a lease have no effect on existing lease payments.  Therefore, if interest rates rise significantly, and there is relatively little lease origination by the Company following such rate increases, the Company could experience lower net income.   Further, even if significant lease origination occurs following such rate increases, if the contemporaneous aircraft market forces result in lower or flat rental rates, the Company could experience lower net income as well.

The Company has chosen to hedge some, but not all, of its variable interest rate exposure.  Consequently, if an interest rate increase were great enough, the Company might not be able to generate sufficient lease revenue to meet its unhedged interest payment and other obligations and comply with the other covenants of its Credit Facility or indebtedness of one of its special purpose subsidiaries.  Furthermore, if the one-month LIBOR rate drops below the fixed swap rate, the Company will be obligated to pay the swap counterparty the difference between the fixed swap rate of 4.04% and the one-month LIBOR rate that is payable under the Company’s hedged credit facility obligations.  As of March 13, 2008, the one-month LIBOR rate was 2.875%.

International Risks.  The Company has focused on leases in overseas markets.  Leases with foreign lessees, however, may present different risks than those with domestic lessees.

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights than those which apply in the United States.  The Company could experience collection or repossession problems related to the enforcement of its lease agreements under foreign local laws and remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code do not apply to non-U.S. carriers, and applicable local law may not offer similar protections.  Certain countries do not have a central registration or recording system with which to locally establish the Company’s interest in equipment and related leases.  This could make it more difficult for the Company to recover an aircraft in the event of a default by a foreign lessee.

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

Reliance on JMC.  All management of the Company is performed by JMC under the Management Agreement, which is in the eleventh year of a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Company’s Board of Directors has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company's relationship with JMC and the performance of JMC's obligations to the Company under the Management Agreement, as it would have for any third party service provider to the Company.  While JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, all of the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and its stockholders.  In addition, certain officers of the Company hold significant ownership positions in the Company and JHC, the parent company of JMC.

The Management Agreement may be terminated if JMC defaults on its obligations to the Company.  However, the agreement provides for liquidated damages in the event of its wrongful termination by the Company.  All of the officers of JMC are also officers of the Company, and certain directors of the Company are also directors of JMC.  Consequently, the directors and officers of JMC may have a conflict of interest in the event of a dispute between the Company and JMC.  Although the Company has taken steps to prevent conflicts of interest arising from such dual roles, such conflicts may still occur.

JMC has acted as the management company for two other aircraft portfolio owners, JetFleet III, which raised approximately $13,000,000 in bond issuance proceeds, and AeroCentury IV, Inc. (“AeroCentury IV”), which raised approximately $5,000,000 in bond issuance proceeds.  In the first quarter of 2002, AeroCentury IV defaulted on certain bond obligations.  In June 2002, the indenture trustee for AeroCentury IV’s bondholders repossessed AeroCentury IV’s assets and took over management of AeroCentury IV’s remaining assets.  JetFleet III defaulted on its bond obligation of $11,076,350 in May 2004.  The indenture trustee for JetFleet III bondholders repossessed JetFleet III’s unsold assets in late May 2004.

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

Furthermore, an asset impairment charge against the Company’s earnings may result from the occurrence of unexpected adverse changes that impact the Company’s estimates of expected cash flows generated from such asset. The Company periodically reviews long-term assets for impairment, in particular, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds its fair value. The Company may be required to recognize asset impairment charges in the future as a result of a prolonged weak economic environment, challenging market conditions in the airline industry or events related to particular lessees, assets or asset types.

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

Competition.  The aircraft leasing industry is highly competitive.  The Company competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources.  However, the Company believes that it is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.  This market segment, which is characterized by transaction sizes of less than $10 million and lessee creditworthiness that may be strong, but generally unrated, is not well served by the Company’s larger competitors.  JMC has developed a reputation as a global participant in this segment of the market, and the Company believes that JMC’s reputation benefits the Company.  There is, however, no assurance that the lack of significant competition from larger aircraft leasing companies will continue or that JMC’s reputation will continue to be strong in this market segment.

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

Economic downturns can affect specific regions of the world exclusively.  As the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases aircraft (e.g., Latin America or Europe) could have a significant adverse impact on the Company.

Possible Volatility of Stock Price.  The market price of the Company’s common stock has been subject to fluctuations in response to the Company’s operating results, changes in general conditions in the economy, the financial markets, the airline industry, changes in accounting principles or tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, some of which may be unrelated to the Company’s performance.  Also, because the Company has a relatively small capitalization of approximately 1.5 million shares outstanding, there is a correspondingly limited amount of trading of the Company’s shares.  Consequently, a single or small number of trades could result in a market fluctuation not related to any business or financial development concerning the Company.

Item 7. Financial Statements.

(a) Financial Statements and Schedules

(1) Financial statements for the Company:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2007
Consolidated Statements of Operations for the Years Ended December 31, 2007
and 2006 (as restated)
Consolidated Statements of Stockholders’ Equity for the Years Ended
   December 31, 2007 and 2006 (as restated)
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2007 and 2006 (as restated)
Notes to Consolidated Financial Statements

(2) Schedules:

All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AeroCentury Corp.
Burlingame, California

We have audited the accompanying consolidated balance sheet of AeroCentury Corp. as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury Corp. at December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006 have been restated to conform to accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” as of January 1, 2006.  Also, as discussed in Notes 1 and 2 to the consolidated financial statements, the Company adopted the provisions of FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” effective January 1, 2007.

/s/   BDO Seidman, LLP

March 14, 2008
San Francisco, California

AeroCentury Corp.
Consolidated Balance Sheet

ASSETS

December 31, 2007

Assets:
Cash and cash equivalents	$2,843,210
Accounts receivable, including deferred rent of $675,550	1,647,690
Aircraft and aircraft engine held for lease, net of accumulated depreciation of $26,163,170	118,923,900
Taxes receivable	1,835,680
Prepaid expenses and other	1,402,320

Total assets	$126,652,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$811,020
Notes payable and accrued interest	73,074,530
Maintenance reserves and accrued costs	6,025,450
Security deposits	5,696,530
Prepaid rent	1,027,950
Deferred income taxes	7,649,020
Taxes payable	228,640

Total liabilities	94,513,140

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 3,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,610
Paid in capital	15,377,550
Retained earnings	17,264,570
32,643,730
Treasury stock at cost, 63,300 shares	(504,070)

Total stockholders’ equity	32,139,660

Total liabilities and stockholders’ equity	$126,652,800

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2007	2006
		(as restated)
Revenues and other income:

Operating lease revenue	$19,411,860	$15,810,820
Maintenance reserves income	4,309,700	2,990,210
Gain on sale of aircraft and aircraft engines	97,500	33,690
Other	30,690	8,050

	23,849,750	18,842,770
Expenses:

Interest	6,260,160	4,954,300
Depreciation	5,614,520	4,692,200
Management fees	3,017,450	2,742,790
Maintenance costs	2,395,570	3,979,290
Professional fees and general and administrative	649,750	558,090
Other taxes	326,570	31,320
Insurance	215,590	206,400
Bad debt expense	15,690	48,820

	18,495,300	17,213,210

Income before income taxes	5,354,450	1,629,560

Income tax provision	1,579,090	620,520

Net income	$3,775,360	$1,009,040

Earnings per share:
Basic	$2.45	$0.65
Diluted	$2.36	$0.65
Shares used in per share computations:
Basic	1,543,257	1,543,257
Diluted	1,598,516	1,543,257

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007 and 2006 (as restated)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2005	$1,610	$13,821,200	$5,671,350	$(504,070)	$18,990,090
Cumulative effect of adoption of SAB 108, net of taxes	-	-	540,570	-	540,570

Cumulative effect of adoption of FSP AUG AIR-1, net of taxes	-	-	6,054,820	-	6,054,820

Cumulative effect adjustment due to correction of an error, net of taxes	-	-	213,430	-	213,430
Net income	-	-	1,009,040	-	1,009,040
Balance, December 31, 2006 (as restated)	1,610	13,821,200	13,489,210	(504,070)	26,807,950

Warrants issued in connection with Subordinated Notes, net	-	1,556,350	-	-	1,556,350
Net income	-	-	3,775,360	-	3,775,360
Balance, December 31, 2007	$1,610	$15,377,550	$17,264,570	$(504,070)	$32,139,660

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006
		(as restated)
Operating activities:
Net income	$3,775,360	$1,009,040
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of aircraft and aircraft engine	(97,500)	(33,690)
Depreciation	5,614,520	4,692,200
Non-cash interest	(68,990)	-
Provision for bad debts	15,690	48,820
Deferred taxes	3,178,210	609,360
Change in operating assets and liabilities:
Accounts receivable	(164,770)	(81,970)
Taxes receivable	(1,812,110)	-
Prepaid expenses and other	(108,830)	454,440
Accounts payable and accrued expenses	156,830	(823,600)
Accrued interest on notes payable	132,960	(224,270)
Maintenance reserves and accrued costs	2,857,250	1,393,820
Security deposits	1,509,060	1,062,560
Prepaid rent	554,330	26,560
Taxes payable	228,640	(47,800)
Net cash provided by operating activities	15,770,650	8,085,470

Investing activities:
Proceeds from sale of aircraft and aircraft engines, net of re-sale fees	97,500	1,056,000
Purchases of aircraft	(32,333,360)	(6,170,880)
Net cash used by investing activities	(32,235,860)	(5,114,880)

Financing activities:
Borrowings under Credit Facility	25,500,000	5,550,000
Net proceeds received from issuance of Subordinated Notes payable	9,237,400	-
Debt issuance costs	(735,250)	-
Repayments of the Credit Facility and notes payable	(18,077,610)	(5,755,620)
Net cash provided/(used) by financing activities	15,924,540	(205,620)

Net (decrease)/increase in cash and cash equivalents	(540,670)	2,764,970

Cash and cash equivalents, beginning of period	3,383,880	618,910

Cash and cash equivalents, end of period	$2,843,210	$3,383,880

During the years ended December 31, 2007 and 2006, the Company paid interest totaling $6,422,750 and $5,170,660, respectively.  During the year ended December 31, 2007, the Company paid income taxes totaling $1,200 and received federal tax refunds totaling $88,130.  During the year ended December 31, 2006, the Company paid income taxes totaling $48,800.  At December 31, 2007, capital purchases included in accounts payable and accrued expenses were $303,000.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

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

As discussed in Notes 2(a), the Company restated its results for 2006 for a correction of an error.  As discussed in Note 1(b), effective January 1, 2006, the Company adopted Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”),  As more fully described in Notes 1(i) and 2(b), the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”) as of January 1, 2007 and has retroactively applied the provisions to the fiscal year ended December 31, 2006. The effects of the restatement and adoption of new accounting pronouncements are shown in the Company’s current report on Form 8-K filed with the Securities Exchange Commission on February 27, 2008.

    (b)  Adoption of SAB 108

As discussed above, the Company adopted SAB 108 effective January 1, 2006 for the year ended December 31, 2006.  SAB 108 changed practice by requiring registrants to use a combination of two approaches, the “rollover” approach, which quantifies a misstatement based on the amount of the error originating in the current year income statement and the “iron curtain” approach, which quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. SAB 108 requires registrants to adjust their financial statements if the new approach results in a conclusion that an error is material.  In the course of evaluating balance sheet amounts under the provisions of SAB 108, the Company identified the following adjustments as of January 1, 2006:  (i) as a result of non-refundable maintenance reserves received at the time four aircraft were purchased in 1999 which should have been treated as a tax basis reduction rather than a liability for maintenance reserves, a net decrease to the Company’s deferred tax liability in the amount of $269,340; (ii) as a result of funds received from the seller when the Company purchased an aircraft in 2004, which should have been treated as a reduction in the purchase price rather than as a liability for maintenance reserves, and the incorrect tax treatment of a portion of maintenance reserves as non-refundable instead of refundable, a decrease of $287,650 to both the cost basis of the Company’s aircraft and maintenance reserves and accrued costs, a decrease of $33,960 in accumulated depreciation, an increase of $12,180 in accounts receivable, and an increase of $14,790 in deferred tax liabilities; (iii) as a result of a reversal of tax liabilities due to a lower anticipated state tax rate than was provided for at the time of the Company’s incorporation, a decrease of $136,800 to deferred tax liabilities and (iv) as a result of the incorrect treatment of interest related to maintenance reserves for one aircraft as additional reserves rather than income, a decrease of $103,080 to refundable maintenance reserves.  These amounts were recorded in immaterial amounts prior to 2006. However, using the dual evaluation approach prescribed by SAB 108, correction of the above amounts would be material to earnings for 2006. These adjustments resulted in a net increase to retained earnings in the amount of $540,570.

 AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

1.  Organization and Summary of Significant Accounting Policies (continued)

    (c)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments that are not readily apparent from other sources.

The most significant estimates with regard to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, the estimated fair value of financial instruments, the amount and timing of cash flow associated with each aircraft that are used to evaluate impairment, if any, accrued maintenance costs, accounting for income taxes, and the amounts recorded as accounts receivable and income allowances.

     (d)  Cash and Cash Equivalents/Deposits

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less from the date of acquisition, as cash equivalents.

    (e)  Aircraft Capitalization and Depreciation

The Company’s interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs.  The Company purchases only used aircraft.  It is the Company’s policy to hold aircraft for approximately twelve years unless market conditions dictate otherwise.  Depreciation is computed using the straight-line method over the twelve year period to an estimated residual value based on appraisal. Decreases in the market value of aircraft could not only affect the current value, but could also affect the assumed residual value.  The Company periodically obtains a residual value appraisal for its assets and, historically, has not written down any estimated residuals.  Any aircraft which are held for sale are not subject to depreciation and are separately classified on the consolidated balance sheet.

    (f)  Fair Value of Financial Instruments and Accounting for Derivative Instrument

The Company’s financial instruments, other than cash, consist principally of cash equivalents, accounts receivable, accounts payable, amounts borrowed under a credit facility, borrowings under notes payable and a derivative instrument.  The fair value of cash, cash equivalents, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short-term nature.

Borrowings under the Company’s Credit Facility and certain notes payable bear floating rates of interest which reset periodically to a market benchmark rate plus a credit margin.  The Company believes for similar credit facilities and debt agreements with comparable credit risks the effective rate of the Credit Facility and debt agreements approximates market rates at the balance sheet date.  The Company believes the carrying amount of its fixed rate debt approximates fair value at the balance sheet date.  The fair value of the Company’s derivative instrument is determined by reference to banker quotations.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

1. Organization and Summary of Significant Accounting Policies (continued)

    (f)  Fair Value of Financial Instruments and Accounting for Derivative Instrument

SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires the Company to recognize all derivative financial instruments as an asset or liability on its consolidated balance sheet, and to value those instruments at their fair value.  Under SFAS 133, derivatives may be accounted for as a “hedge” if certain criteria are met, in which case the change in value of such instrument in a financial reporting period is reported as a component of other comprehensive income.  The initial measurement and changes in value of derivatives not accounted for as hedges are included in net income.

    (g)  Impairment of Long-lived Assets

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

    (h)  Deferred Financing Costs, Commitment Fees and Interest Swap Valuation

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

In December 2007, the Company entered into an interest rate swap (the “Swap”), expiring December 31, 2009, of 30-day LIBOR for a fixed rate payment on a nominal principal amount of $20 million.  As the Swap does not qualify as a hedge, the value of the Swap is marked to market at the end of each reporting period and changes in fair value of the Swap are reported in the consolidated statement of operations as interest expense.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

1. Organization and Summary of Significant Accounting Policies (continued)

    (i)  Maintenance Reserves and Accrued Costs

As more fully discussed at Note 2, the Company adopted the provisions of FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”) effective January 1, 2007.  The Company has elected to use the direct expensing method to account for maintenance costs.  Maintenance costs associated with non-refundable reserves are expensed as such in the consolidated statement of operations in the period a reimbursement claim for incurred maintenance or sufficient information is received from the lessee.  Non-refundable maintenance reserves collected from lessees are recorded monthly as maintenance reserves income, based on the lessee’s reported asset usage during the applicable month, assuming collections are reasonably assured or cash is received.  Due to the timing difference of recording maintenance reserves income and recording maintenance costs, the effect on current period income could be material. Comparative financial statements have been adjusted to apply the new method retrospectively.

Maintenance costs under the Company’s triple net operating leases are generally the responsibility of the lessees. Refundable maintenance reserves received by the Company are accounted for as a liability, which is reduced when maintenance work is performed during the lease. Generally, under the terms of the Company’s leases, the lessees pay amounts to the Company based on usage, which are estimated to cover the expected maintenance cost.  Maintenance reserves which are refundable to the lessee are refunded after all return conditions specified in the lease and, in some cases, any other payments due under the lease, are satisfied.  Any refundable reserves retained by the Company to satisfy return conditions or in connection with an early return of an aircraft are recorded as income.  The accompanying consolidated balance sheet reflects liabilities for maintenance reserves and accrued costs, which include refundable maintenance payments received from lessees based on usage.  At December 31, 2007, the Company’s maintenance reserves and accruals consisted of the following:

Refundable maintenance reserves	$4,434,140
Accrued costs	1,591,310
$6,025,450

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

1. Organization and Summary of Significant Accounting Policies (continued)

    (i)  Maintenance Reserves and Accrued Costs (continued)

Additions to and deductions from the Company’s accrued costs during the years ended December 31, 2007 and 2006 for aircraft maintenance were as follows:

	For the Years Ended December 31,
	2007	2006
		(as restated)
Balance, beginning of period	$3,846,690	$3,350,430
Adjustment pursuant to FSP AUG AIR-1	(3,499,260)	(2,689,630)
Balance, beginning of period, adjusted for adoption of FSP AUG AIR-1	347,430	660,800
Additions:
Charged to expense	1,988,790	2,652,280
Charged to other	-	2,410
	1,988,790	2,654,690
Deductions:
Paid for previously accrued maintenance	526,250	2,968,060
Reversals of over-accrued maintenance	218,660	-
	744,910	2,968,060

Net increase/(decrease) in accrued maintenance costs	1,243,880	(313,370)

Balance, end of period	$1,591,310	$347,430

(j) Security deposits

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

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

1.  Organization and Summary of Significant Accounting Policies (continued)

    (k)  Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and GAAP purposes.  These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet.  Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance.  To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes.

The Company adopted the provisions of FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”) effective January 1, 2007.  As a result of the implementation of FIN 48, no adjustment in the liability for unrecognized income tax benefits relating to uncertain tax positions was necessary.

 The Company records non-income based sales, use, value added and franchise taxes as other tax expense in the consolidated statement of operations.

    (l)  Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Deferred payments are recorded as accrued rent when the cash rent received is lower than the straight-line revenue recognized. Such receivables decrease over the term of the applicable leases. Non-refundable maintenance reserves billed to lessees are accrued as maintenance reserves income based on aircraft usage.  In instances for which collectibility is not reasonably assured, the Company recognizes revenue as cash payments are received.  The Company estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer, the level of past due accounts, and its analysis of the lessees’ overall financial condition.  If the financial condition of any of the Company’s customers deteriorates, it could result in actual losses exceeding any estimated allowances.  The Company’s allowance for doubtful accounts at December 31, 2007 was $0.

    (m)  Comprehensive Income/(Loss)

The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of operations.  As a result, comprehensive income equals net income for the years ended December 31, 2007 and 2006.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

1. Organization and Summary of Significant Accounting Policies (continued)

     (n)  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”), which amends FAS 157, "Fair Value Measurements," to exclude FAS 13, “Accounting for Leases,” and other accounting pronouncements. The Company believes the adoption of SFAS 157 and FSP FAS 157-1 will not have an impact on its financial condition, consolidated results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted if the decision to adopt the standard is made after the issuance of SFAS 159 but within 120 days after the first day of the fiscal year of adoption, provided no financial statements have yet been issued for any interim period and provided the requirements of SFAS 157 are adopted concurrently with SFAS 159.  The Company believes that upon the adoption of SFAS 159, it will not have an impact on its financial condition, consolidated results of operations or cash flows.

2. Restatement of Previously Issued Financial Statements and Adoption of FSP AUG AIR-1

     (a)  Restatement of Previously Issued Financial Statements – Correction of an Error

In connection with the year-end audit of the Company’s 2007 consolidated financial statements, the Company identified certain errors in the unaudited interim financial statements for fiscal years 2007 and 2006 and the annual financial statements for the year ended December 31, 2006. The errors principally related to incorrect treatment of two $450,000 non-contingent termination payments due from a lessee under two leases terminating in October 2007 and February 2008, respectively, that should have been recognized as operating lease revenue ratably over the three year terms of the leases.  The Company evaluated the errors in accordance with the quantitative and qualitative guidance set forth in SEC Staff Accounting Bulletin No. 99, “Materiality,” and determined with the concurrence of its Audit Committee, that the Company’s previous financial statements as issued were unreliable.  The restatement adjustments resulted in an increase in previously reported net income for the year ended December 31, 2006, and a cumulative net increase to stockholders’ equity as of December 31, 2006 of approximately $412,000, of which approximately $213,000 primarily relates to 2005 and prior and has been recorded as a cumulative effect adjustment due to correction of an error.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

2. Restatement of Previously Issued Financial Statements and Adoption of FSP AUG AIR-1 (continued)

    (a)  Restatement of Previously Issued Financial Statements – Correction of an Error (continued)

The Company’s Audit Committee further agreed with management’s decision to correct the aggregate errors by restating the Company’s unaudited interim financial statements for the fiscal years 2007 and 2006.  The Company previously reported the effects of such restatements in its Form 8-K filing dated February 27, 2008.

Consolidated Statements of Operations
	For the Year Ended December 31, 2006
	As previously reported	As restated due to correction of an error	Increase

Operating lease revenue	$15,508,840	$15,810,820	$301,980
Maintenance reserves income	-	-	-
Gain on sale of aircraft	408,840	408,840	-
Other	2,404,310	2,404,310	-
	18,321,990	18,623,970	301,980

Depreciation	4,979,530	4,979,530	-
Interest	4,954,300	4,954,300	-
Maintenance	3,503,840	3,503,840	-
Management fees	2,750,010	2,750,010	-
Professional fees and other	844,630	844,630	-
	17,032,310	17,032,310	-

Income before taxes	1,289,680	1,591,660	301,980
Income tax provision	472,370	576,040	103,670
Net income	$817,310	$1,015,620	$198,310
Earnings per share:
Basic	$0.53	$0.66	$0.13
Diluted	$0.53	$0.66	$0.13
Shares used in per share computations:
Basic	1,543,257	1,543,257	1,543,257
Diluted	1,543,257	1,543,257	1,543,257

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

2. Restatement of Previously Issued Financial Statements and Adoption of FSP AUG AIR-1 (continued)

    (a)  Restatement of Previously Issued Financial Statements – Correction of an Error (continued)

Consolidated Statements of Cash Flows
	For the Year Ended December 31, 2006
	As previously reported	As restated due to correction of an error	Increase/ (decrease)
Operating activities:
Net income	$817,310	$1,015,620	$198,310
Adjustments to reconcile net income to net
cash provided by operating activities:
Gain on sale of aircraft and aircraft engine	(408,840)	(408,840)	-
Depreciation	4,979,530	4,979,530	-
Provision for bad debts	48,820	48,820	-
Deferred taxes	461,220	564,890	103,670
Change in operating assets and liabilities:
Accounts receivable	227,230	(74,750)	(301,980)
Prepaid expenses and other	454,440	454,440	-
Accounts payable and accrued expenses	(823,600)	(823,600)	-
Accrued interest on notes payable	(224,270)	(224,270)	-
Maintenance reserves and accrued costs	1,512,310	1,512,310	-
Security deposits	1,062,560	1,062,560	-
Prepaid rent	26,560	26,560	-
Taxes payable	(47,800)	(47,800)	-
Net cash provided by operating activities	8,085,470	8,085,470	-

Investing activities:
Proceeds from sale of aircraft and
aircraft engines, net of re-sale fees	1,056,000	1,056,000	-
Purchases of aircraft	(6,170,880)	(6,170,880)	-
Net cash used by investing activities	(5,114,880)	(5,114,880)	-

Financing activities:
Borrowings under credit facility	5,550,000	5,550,000	-
Repayment of notes payable	(5,755,620)	(5,755,620)	-
Net cash used by financing activities	(205,620)	(205,620)	-

Net increase in cash and cash equivalents	2,764,970	2,764,970	-

Cash and cash equivalents, beginning of period	618,910	618,910	-

Cash and cash equivalents, end of period	$3,383,880	$3,383,880	$-

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

2.  Restatement of Previously Issued Financial Statements and Adoption of FSP AUG AIR-1 (continued)

    (b)  Adoption of FSP AUG AIR-1

As discussed in Note 1, the Company adopted FSP AUG AIR-1 on January 1, 2007.  The table below illustrates the effects of the adoption and retroactive application of FSP AUG AIR-1 on the restated consolidated statement of operations (effected for the correction of an error as discussed) for the year ended December 31, 2006.

Consolidated Statements of Operations
	For the Year Ended December 31, 2006
	As restated due to correction of an error	As reported under FSP AUG AIR-1	Increase/ (decrease)

Operating lease revenue	$15,810,820	$15,810,820	$-
Maintenance reserves income	-	2,990,460	2,990,460
Gain on sale of aircraft	408,840	33,690	(375,150)
Other income	2,404,310	7,800	(2,396,510)
	18,623,970	18,842,770	218,800

Depreciation	4,979,530	4,692,200	(287,330)
Interest	4,954,300	4,954,300	-
Maintenance	3,503,840	3,979,290	475,450
Management fees	2,750,010	2,742,790	(7,220)
Professional fees and other	844,630	844,630	-
	17,032,310	17,213,210	180,900

Income before taxes	1,591,660	1,629,560	37,900
Income tax provision	576,040	620,520	44,480
Net income	$1,015,620	$1,009,040	$(6,580)
Earnings per share:
Basic	$0.66	$0.65	$(0.01)
Diluted	$0.66	$0.65	$(0.01)
Shares used in per share computations:
Basic	1,543,257	1,543,257	1,543,257
Diluted	1,543,257	1,543,257	1,543,257

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

2.  Restatement of Previously Issued Financial Statements and Adoption of FSP AUG AIR-1 (continued)

    (b)  Adoption of FSP AUG AIR-1 (continued)

Consolidated Statements of Cash Flows
	For the Year Ended December 31, 2006
	As restated due to correction of an error	As restated	Increase/ (decrease)
Operating activities:
Net income	$1,015,620	$1,009,040	$(6,580)
Adjustments to reconcile net income to net
cash provided by operating activities:
Gain on sale of aircraft and aircraft engine	(408,840)	(33,690)	375,150
Depreciation	4,979,530	4,692,200	(287,330)
Provision for bad debts	48,820	48,820	-
Deferred taxes	564,890	609,360	44,470
Change in operating assets and liabilities:
Accounts receivable	(74,750)	(81,970)	(7,220)
Prepaid expenses and other	454,440	454,440	-
Accounts payable and accrued expenses	(823,600)	(823,600)	-
Accrued interest on notes payable	(224,270)	(224,270)	-
Maintenance reserves and accrued costs	1,512,310	1,393,820	(118,490)
Security deposits	1,062,560	1,062,560	-
Prepaid rent	26,560	26,560	-
Taxes payable	(47,800)	(47,800)	-
Net cash provided by operating activities	8,085,470	8,085,470	-

Investing activities:
Proceeds from sale of aircraft and
aircraft engines, net of re-sale fees	1,056,000	1,056,000	-
Purchases of aircraft	(6,170,880)	(6,170,880)	-
Net cash used by investing activities	(5,114,880)	(5,114,880)	-

Financing activities:
Borrowings under credit facility	5,550,000	5,550,000	-
Repayment of notes payable	(5,755,620)	(5,755,620)	-
Net cash used by financing activities	(205,620)	(205,620)	-

Net increase in cash and cash equivalents	2,764,970	2,764,970	-

Cash and cash equivalents, beginning of period	618,910	618,910	-

Cash and cash equivalents, end of period	$3,383,880	$3,383,880	$-

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

3.  Aircraft and Aircraft Engine Held for Lease

At December 31, 2007, the Company owned eight deHavilland DHC-8-300s, three deHavilland DHC-8-100s, three deHavilland DHC-6s, fourteen Fokker 50s, two Saab 340As, six Saab 340Bs, five Fokker 100s and one turboprop engine which are held for lease.  During 2007, the Company purchased five Fokker 100 aircraft, two of which are subject to leases with a regional carrier in the Netherlands Antilles for terms expiring in January 2012 and three of which are subject to leases with a regional carrier in Mexico for terms expiring in June and December 2010.  During 2007, the Company also extended the leases for several of its aircraft.  At December 31, 2007, the Company’s two Saab 340A aircraft, one of its deHavilland DHC-8-300 aircraft and one turboprop engine were off lease.  In January 2008, the DHC-8-300 aircraft was re-leased to an existing customer for a 36-month term.

In March 2007, based on the financial difficulties of the lessee, the Company agreed to the early return of two of its aircraft, which had leases expiring in May and July 2008.  In March 2007, the Company recorded $15,700 of bad debt expense for uncollected maintenance reserves.  The Company has initiated legal action against the lessee to recover unpaid amounts but is unlikely to make any recovery as the lessee is now defunct.  The Company is seeking re-lease opportunities for these aircraft.

4.  Operating Segments

The Company operates in one business segment, the leasing of regional aircraft to primarily foreign, regional airlines, and therefore does not present separate segment information for lines of business.

Approximately 10% and 7% of the Company’s operating lease revenue was derived from lessees domiciled in the United States during 2007 and 2006, respectively.  All revenues relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

The tables below set forth geographic information about the Company’s operating leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Years Ended December 31,
Operating Lease Revenue	2007	2006
		(as restated)

Europe and United Kingdom	$6,526,960	$6,016,490
Caribbean	4,857,840	3,234,160
Asia	3,853,640	4,249,530
United States	1,834,530	1,080,650
Central America	958,440	-
Africa	842,700	689,990
South America	537,750	540,000
	$19,411,860	$15,810,820

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

4.  Operating Segments (continued)

Net Book Value of Aircraft and Aircraft Engines Held for Lease	December 31, 2007

Europe and United Kingdom	$30,981,910
Caribbean	28,486,790
Central America	18,170,240
Asia	15,692,300
Off lease	9,293,980
United States	7,734,640
Africa	4,913,150
South America	3,650,890
$118,923,900

5.  Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables.  The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

For the year ended December 31, 2007 the Company had four significant customers, which accounted for 12%, 12%, 11% and 11%, respectively, of lease revenue.  For the year ended December 31, 2006, the Company had six customers, which accounted for 16%, 15%, 11%, 10%, 10% and 10%, respectively, of lease revenue.

At December 31, 2007, the Company had significant receivables from four lessees, which accounted for 27%, 15%, 14% and 10%, respectively, of the Company’s total receivables.

As of December 31, 2007, minimum future operating lease revenue payments receivable under noncancelable leases  were as follows:

Year
2008	$20,812,450
2009	15,674,920
2010	10,673,840
2011	3,711,380
2012	168,670
$51,041,260

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

6.  Notes Payable and Accrued Interest

At December 31, 2007, the Company’s notes payable and accrued interest consisted of the following:

Credit Facility principal	$59,596,000
Credit Facility accrued interest	144,430
Interest Swap valuation	150,040
Subordinated Notes principal	10,000,000
Subordinated Notes discount	(2,387,940)
Special purpose financing principal	5,564,440
Special purpose financing accrued interest	7,560
$73,074,530

    (a)  Credit Facility

On April 17, 2007, the Company and the lenders under its revolving credit facility (the “Credit Facility”) entered into an amended and restated credit agreement, collateralized by all of the assets of AeroCentury Corp., which provides for (i) a three-year term, (ii) a $25 million increase in the current amount available from $55 million to $80 million and (iii) the ability to increase the maximum amount available under the Credit Facility to $110 million.  Certain financial covenants were also modified.  During 2007, the Company borrowed $25,500,000 and repaid $16,800,000 of the outstanding principal under its Credit Facility.  As of December 31, 2007, the Company was in compliance with all covenants under the Credit Facility agreement, $59,596,000 in principal amount was outstanding, and interest of $144,430 was accrued.  Under the terms of the Credit Facility, the Company pays a commitment fee based upon the applicable commitment fee rate on the unused portion of the Credit Facility.   Commitment fees are expensed as incurred and paid quarterly in arrears.

The weighted average interest rate on the Credit Facility at December 31, 2007 and 2006 was 7.77% and 8.38%, respectively.

    (b)  Derivative instrument

In December 2007, the Company entered into an interest rate swap (the “Swap”) with a notional amount of $20 million, under which it committed to make or receive a net settlement for the difference in interest receivable computed monthly on the basis of 30-day LIBOR and interest payable monthly on the basis of a fixed rate of 4.04% per annum.   The Swap is designed to economically hedge $20 million of the Company’s interest rate exposure over its term by fixing the net interest payable over the term of the Swap.

Under SFAS 133, as amended, the Company is required to recognize the fair value of the Swap as an asset or liability at its fair value, which is based upon the amount the Company would receive or pay to terminate its agreements at the reporting date, taking into account market conditions and the creditworthiness of the derivative counterparties. As the Swap does not qualify as a hedge, the value of the Swap is marked to market at the end of each reporting period and changes in fair value of the Swap are reported in the consolidated statement of operations as interest expense.  As such, at December 31, 2007, the Company recognized a $150,040 liability for the Swap on its consolidated balance sheet in notes payable and accrued interest.  The Company also recognized both a net settlement amount of $0 and a loss of $150,040 for 2007 as a component of interest expense.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

6. Notes Payable and Accrued Interest (continued)

    (c)  Senior unsecured subordinated debt

       On April 17, 2007, the Company entered into a Securities Purchase Agreement, whereby the Company will issue 16% senior unsecured subordinated notes ("Subordinated Notes"), with an aggregate principal amount of $28 million to certain note purchasers (“Note Purchasers”).  The Subordinated Notes will be issued at 99% of the face amount and are due December 30, 2011.  Principal payments which fully amortize the balance of the Subordinated Notes are due prior to December 30, 2011 in amounts necessary to cause (i) the balance of the Subordinated Notes and (ii) the ratio of total outstanding debt under the Credit Facility and Subordinated Notes compared to the discounted portfolio value to not exceed amounts specified in the Securities Purchase Agreement.

Under the Securities Purchase Agreement, the Note Purchasers also were issued warrants to purchase up to 171,473 shares of the Company's common stock at an exercise price of $8.75 per share.  The warrants are exercisable for a four-year period after the earliest of (i) a change of control, or (ii) the final maturity of the related Subordinated Notes, which is December 30, 2011.  Pursuant to an investors rights agreement, the warrants are subject to registration rights that require the Company to use commercially reasonable efforts to register the shares issued upon exercise of the warrants with the SEC.   Under the terms of the Subordinated Notes, on the last day of each month, commencing on May 31, 2007 and ending on the earlier of June 30, 2008 or the final closing under the Securities Purchase Agreement, the Company pays a commitment fee on any unissued amount, of the Subordinated Notes.

In connection with the issuance of the Subordinated Notes, the Company incurred approximately $1,498,000 of costs, of which approximately $763,000 was recorded as debt discount and approximately $689,000 and $46,000 were recorded as deferred financing costs and as a reduction to additional paid-in capital, respectively.  The Company allocated approximately $25.5 million of the $28 million of expected proceeds of the Subordinated Notes to debt and approximately $1.6 million to the warrants on the basis of their estimated relative fair values. The allocation of proceeds representing the fair value of the warrants was recorded as additional debt discount on the Subordinated Notes and additional paid-in capital.

The Company is amortizing the total debt discount and deferred financing costs using the interest method over the term of the Subordinated Notes. Commitment fees are expensed as incurred.

At the initial April 17, 2007 closing under the Securities Purchase Agreement, Subordinated Notes in an aggregate principal amount of $10 million were issued.  The remaining $18 million of principal amount of Subordinated Notes are required to be issued on or before June 30, 2008. The Company intends to use the proceeds of the Subordinated Notes offering for acquisition of additional aircraft assets or to repay a portion of the indebtedness outstanding under the Credit Facility.  As of December 31, 2007, the Company was in compliance with all covenants under the Securities Purchase Agreement, the carrying amount of the Subordinated Notes was approximately $7,612,060 (outstanding principal amount of $10,000,000 less unamortized debt discount of approximately $2,387,940) and accrued interest payable was $0.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

6.  Notes Payable and Accrued Interest (continued)

    (d)  Special purpose financing

In September 2000, a special purpose subsidiary acquired a deHavilland DHC-8-100 aircraft using cash and bank financing separate from the Credit Facility.   The related note obligation, which was due April 15, 2006, was refinanced in April 2006, using bank financing from another lender, and the subsidiary was dissolved. The aircraft was transferred to AeroCentury VI LLC, a newly formed special purpose limited liability company, which borrowed $1,650,000, due October 15, 2009.  The note bears interest at an adjustable rate of one-month LIBOR plus 3%.  The note is collateralized by the aircraft and the Company’s interest in AeroCentury VI LLC and is non-recourse to AeroCentury Corp.  Payments due under the note consist of monthly principal and interest through April 20, 2009, interest only from April 20, 2009 until the maturity date, and a balloon principal payment due on the maturity date.  During 2007, $312,200 of principal was repaid on the note.  The principal amount owed under  the note at December 31, 2007 was $1,109,140 and interest of $2,690 was accrued.  As of December 31, 2007, the Company was in compliance with all covenants of this note obligation.

In November 2005, the Company refinanced two DHC-8-300 aircraft that had been part of the collateral base for its Credit Facility.  The financing, which was provided by a bank by means separate from the Credit Facility, was provided to a newly formed special purpose subsidiary, AeroCentury V LLC, to which the aircraft were transferred.  The financing resulted in a note obligation in the amount of $6,400,000, due November 10, 2008, which bears interest at the rate of 7.87%.  The note is collateralized by the aircraft and the Company’s interest in AeroCentury V LLC and is non-recourse to AeroCentury Corp.  Payments due under the note consist of monthly principal and interest through April 22, 2008, interest only from April 22, 2008 until the maturity date, and a balloon principal payment due on the maturity date. During 2007, AeroCentury V LLC repaid $965,410 of principal.  The principal amount owed under the note at December 31, 2007 was $4,455,300 and interest of $4,870 was accrued.  As of December 31, 2007, the Company was in compliance with all covenants of this note obligation.

    (e)  Future maturities of notes payable

As of December 31, 2007, principal payments due under the Company’s Credit Facility, Subordinated Notes and special purpose financing were as follows:

Year
2008	$4,813,750
2009	750,690
2010	59,596,000
2011	10,000,000
2012	-
$75,160,440

7.  Stockholder Rights Plan

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

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

8.  Income Taxes

The items comprising income tax expense are as follows:
	For the Years Ended December 31,
	2007	2006
		(as restated)
Current tax (benefit)/provision:
Federal	$(1,900,240)	$-
State	2,020	11,140
Foreign	181,250	77,130
Current tax (benefit)/provision	(1,716,970)	88,270

Deferred tax provision:
Federal	3,281,400	473,140
State	14,660	59,110
Deferred tax provision	3,296,060	532,250
Total provision for income taxes	$1,579,090	$620,520

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Years Ended December 31,
	2007	2006
		(as restated)

Income tax provision at statutory federal income tax rate	$1,820,520	$554,050
State tax provision, net of federal benefit	19,000	12,260
Penalties	12,280	-
Estimated effects of amending prior year tax returns	(252,400)	-
Tax refunds	-	(550)
Tax rate differences and other	(20,310)	54,760
Total income tax provision	$1,579,090	$620,520

Tax rate differences reflect the change in effective state tax rates that resulted from changes in state income tax apportionment related to changed nexus of aircraft leasing activities among various states.

In 2007, the Company filed amended returns to claim foreign tax credits that had not been recognized at the time the original returns were filed.  As a result, income tax expense for financial reporting purposes during prior periods was overstated.  The cumulative overstatement of income tax expense for periods prior to the year ended December 31, 2007 was approximately $250,000.  The effect of this overstatement was not material to any relevant prior period and accordingly, the Company corrected the cumulative amount in 2007.  As a result, the Company recognized an out of period tax benefit of approximately $250,000 in fiscal year 2007.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

8.  Income Taxes (continued)

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2007 are as follows:

Deferred tax assets:
Current and prior year tax losses	$974,000
Prepaid rent	159,490
Maintenance	117,010
Derivative	51,510
Foreign tax credit carryover	691,580
Prior year minimum tax credit	100,820
Bad debt allowance and other	5,660
Deferred tax assets	2,100,070
Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	(9,658,460)
Subordinated Notes loan fees and discount	(90,630)
Net deferred tax liabilities	$(7,649,020)

Current and prior year tax losses include losses resulting from a change in the accounting method related to maintenance costs approved by the Internal Revenue Service in August 2007.  The change was effective for tax years beginning January 1, 2005 and related to the Company’s method of accounting for major maintenance costs.  In addition, current and prior year tax losses include other adjustments involving the corrected treatment of reserves received when certain aircraft were acquired. The prior year tax losses will be available to offset taxable income in each of the two preceding tax years from when the loss was incurred and in future years through 2026.  The Company filed amended tax returns for 2003 through 2006 to claim approximately $1,900,240 in tax refunds from prior year losses.

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

As described in Note 1, the Company adopted FIN 48 on January 1, 2007, which prescribes treatment of "unrecognized tax positions," and requires measurement and disclosure of such amounts.  At both January 1, 2007 and December 31, 2007, the Company had no material unrecognized tax benefits.

The Company accounts for interest related to uncertain tax positions as interest expense, and for income tax penalties as tax expense.

All of the Company's tax years remain open to examination other than as barred in the various jurisdictions by statutes of limitations.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2007

9.  Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
	2007	2006
		(as restated)

Net income	$3,775,360	$1,009,040

Weighted average shares outstanding for the period	1,543,257	1,543,257
Dilutive effect of warrants	55,259	-
Weighted average diluted shares outstanding	1,598,516	1,543,257

Basic earnings per share	$2.45	$0.65
Diluted earnings per share	$2.36	$0.65

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.

 10.  Related Party Transactions

The Company has no employees.  Its portfolio of leased aircraft assets is managed and administered under the terms of a management agreement (the “Management Agreement”) with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").   Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company.  Under the Management Agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $3,017,450 and $2,742,790 during 2007 and 2006, respectively. The Company paid acquisition fees totaling $1,067,500 and $198,000 to JMC during 2007 and 2006, respectively, which are included in the cost basis of the aircraft purchased.  The Company paid remarketing fees totaling $44,000 to JMC in connection with the sale of an aircraft during 2006, which is included in the computation of the gain on sale of aircraft.  No remarketing fees were paid to JMC during 2007.

11.  Subsequent Events

In March 2008, one of the Company’s deHavilland DHC-8-300 aircraft was returned at lease end and the Company is seeking re-lease opportunities for it.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Evaluation of the Company’s Disclosure Controls and Internal Controls. As of the end of the period covered by this annual report (the “Report”), the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal control over financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the Report, the Company present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company’s transactions are properly authorized; (2) the Company’s assets are safeguarded against unauthorized or improper use; and (3) the Company’s transactions are properly recorded and reported, all to permit the preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States.  The Company’s management is responsible for establishing and maintaining adequate Internal Controls.

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

Scope of the Controls Evaluation. The CEO/CFO evaluation of the Company’s Disclosure Controls and the Company’s Internal Controls included a review of the controls objectives and design, the controls implementation by the Company and the effect of the controls on the information generated for use in this Report.  Management’s assessment of the Company’s Internal Controls was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  In the course of the Controls Evaluation, the CEO and CFO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The Company’s Internal Controls are also evaluated on an ongoing basis by other personnel in the Company’s finance organization and by the Company’s independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company’s Disclosure Controls and the Company’s Internal Controls and to make modifications as necessary; the Company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (reflecting improvements and corrections) as conditions warrant.

Among other matters, the Company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s Internal Controls. This information was important both for the Controls Evaluation generally and because item 5 in the Section 302 Certifications of the CEO and CFO requires that the CEO and CFO disclose that information to the Audit Committee of the Company’s Board of Directors and to the Company’s independent auditors and report on related matters in this section of the Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, the Company considered what revision, improvement and/or correction to make in accordance with the on-going procedures.

In accordance with SEC requirements, the CEO and CFO note that, notwithstanding the changes described below to prevent recurrence of a specific type of operating lease revenue recognition error, there has been no significant change in Internal Controls that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s Internal Controls.

In the course of the audit of the 2007 consolidated financial results of the Company, our independent auditors identified and reported a material weakness in our internal control over financial reporting at December 31, 2007 related to the Company’s incorrect accounting for end of lease lump-sum payments for two leases (originally entered into during December 2004). The errors principally arose due to the incorrect treatment of two $450,000 non-contingent termination payments due from a lessee under two leases terminating in October 2007 and February 2008.  The termination payments should have been recognized as operating lease revenue ratably over the three-year terms of the leases. As a result of this timing difference, operating lease revenue was understated during the previously reported periods covered by the leases.  Management was aware of the lump-sum payment; however, upon further investigation found that their understanding of the nature of the payment was different than that of the lease provisions.   The Company evaluated the errors in accordance with the quantitative and qualitative guidance set forth in SEC Staff Accounting Bulletin No. 99, “Materiality,” and determined with the concurrence of its Audit Committee, that the Company’s previous financial statements as issued were unreliable and, as a result, the 2006 annual and 2007 and 2006 interim financial statements were restated.

Management has determined that this deficiency constitutes a material weakness as of December 31, 2007.  The Company determined that the error was inadvertent and unintentional. Upon becoming aware of this issue, the Company initiated a review of its Internal Controls and processes with respect to lease revenue recognition.   As a result of such review, the Company concluded that its multi-level lease review process which focuses on and summarizes tax and GAAP issues for new and amended leases and which the Company had instituted during the fourth quarter of 2007, prior to the discovery of the error noted above, was satisfactory to prevent recurrence of this type of error.  Upon identification of this error, management analyzed all leases that existed at December 31, 2007 and determined that lease revenue was being properly recognized.  Accordingly, management believes that it has corrected the material weakness relating to the evaluation and review of existing lease agreements for proper revenue recognition as of the date of this filing.

Conclusions. Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that, (i) the Company’s Disclosure Controls were effective as of December 31, 2007 to ensure that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and then accumulated and communicated to Company management, including the CEO and CFO, as appropriate to make timely decisions regarding required disclosures, and (ii) that because of the material weakness discussed above, the Company’s Internal Controls were not effective as of December 31, 2007.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.

Item 8B.  Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Information relating to the Company’s board of directors and executive officers, including the independence of the audit committee and audit committee financial expert, will be incorporated by reference from the Company’s definitive proxy statement (“the “2008 Proxy Statement”) for its annual stockholders’ meeting to be held on May 1, 2008 in the section entitled “Information Regarding the Company’s Directors and Officers.”

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

Item 10.  Executive Compensation.

Incorporated by reference to the section of the 2008 Proxy Statement entitled “Information Regarding the Company’s Directors and Officers — Employee Compensation.”

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the section of the 2008 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the section of the 2008 Proxy Statement entitled “Related Party Transactions.”

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

* 10.18  Employment Agreement between the Company and Marc J. Anderson dated December 19, 2005 incorporated by reference to exhibit 10.18 to Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

10.26  Securities Purchase Agreement between Satellite Fund II, LP, Satellite Fund IV, LP, The Apogee Group LLC, and Satellite Fund V, LLC (collectively the "Subordinated Lenders") and the Company, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2007

10.27 Form of Warrant issued to the Subordinated Lenders incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2007

10.28  Investors Rights Agreement between the Company and the Subordinated Lenders incorporated by reference to Exhibit 10.3 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2007

10.29  Second Amended and Restated Credit Agreement between the Company, National City Bank, as agent, and National City Bank, California Bank & Trust, Bridge Bank, National Association, and First Bank dba First Bank & Trust, as lenders, dated April 17, 2007, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2007

10.30  Aircraft Sale Agreement (S/N 11331) between the Company and  Pembroke Capital Aircraft (Shannon) Limited, dated June 27, 2007, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2007

10.31  Aircraft Sale Agreement (S/N 11310) between the Company and  Pembroke Capital Aircraft (Shannon) Limited, dated June 27, 2007, incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2007

16  Letter from PricewaterhouseCoopers LLP, dated October 13, 2006, incorporated by reference to Exhibit 16 to the Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2006.

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
____________________
*Indicates management contract or compensatory plan or arrangement.

Item 14.  Principal Accountant Fees and Services.

Incorporated by reference to the section of the 2008 Proxy Statement entitled “Information Regarding Auditors – Audit Fees.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2008.

AeroCentury Corp.

By:	/s/ Toni M. Perazzo
Name : Toni M. Perazzo
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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2008.

/s/ Neal D. Crispin	/s/ Toni M. Perazzo

Name: Neal D. Crispin (Principal Executive Officer) Title: Director, President and Chairman of the Board of Directors of Registrant	Name: Toni M. Perazzo (Principal Financial and Accounting Officer) Title: Senior Vice President-Finance and Secretary of Registrant

/s/ Marc J. Anderson	/s/ Roy E. Hahn

Name: Marc J. Anderson Title: Director, Chief Operating Officer, Senior Vice President of Registrant	Name: Roy E. Hahn Title: Director of Registrant

/s/ Evan M. Wallach	/s/ Thomas W. Orr

Name: Evan M. Wallach Title: Director of Registrant	Name: Thomas W. Orr Title: Director of Registrant