Form 10-Q
period 2008-03-31
AEROCENTURY CORP
filed 2008-05-15
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:  001-13387

AeroCentury Corp.
(Exact name of small business issuer as specified in its charter)

Delaware	94-3263974
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1440 Chapin Avenue, Suite 310
Burlingame, California 94010
(Address of principal executive offices)

(650) 340-1888
(Issuer’s telephone number)

None
(Former Name, Former address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 15, 2008 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, issued, of which 63,300 are held as Treasury Stock.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐       Accelerated filer  ☐
Non-accelerated filer    ☐   Smaller reporting company  ☒

PART I
FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” the Company’s statements regarding its belief that it will remain in compliance with the covenants of its Credit Facility; and that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its Credit Facility, Subordinated Notes financing and special purpose financings; (ii) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook” the Company’s statements regarding its belief that the proceeds of the June 30, 2008 $18 million Subordinated Notes closing will be used to repay Credit Facility indebtedness; that the Credit Facility interest rate is likely to continue to be lower than the Subordinated Notes fixed rate and this is likely to result in the Company paying a higher effective interest rate on its debt once Subordinated Note proceeds are used to repay Credit Facility indebtedness; that the debt financing available to the Company is sufficient to fund planned 2008 acquisitions; that even if two returned aircraft are off lease for an extended period of time, the Company will be able to remain in compliance with the terms of its Credit Facility and Subordinated Notes; that the Company may incur significant unreimbursed expense in order to prepare the two returned aircraft for re-lease or re-sale; that the Company will be successful in extending leases or find new lessees for aircraft with leases expiring during the remainder of 2008 and that, even if the aircraft are off lease for an extended period of time, it will be able to remain in compliance with the terms of its Credit Facility and Subordinated Notes; and that the Company’s reported net income may be subject to significant fluctuations from quarter-to-quarter as a result of the adoption of FSP AUG AIR-1 and with the recent acquisitions of Fokker 100s to the portfolio the fluctuations may have greater magnitude;  (iii) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” the Company’s statements regarding its belief that it will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term; that JMC personnel's overall industry experience and its technical resources should permit the Company to effectively manage new aircraft types and engines; that the bulk of the equipment the Company acquires will be used aircraft equipment; that the Company intends to focus on regional air carriers and typically is able to obtain generally higher lease rates from regional carriers than mainline carriers; and that the Company is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers and that it benefits from JMC’s reputation.  These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results," including the compliance of the Company's lessees with obligations under their respective leases, risks related to use of debt financing for acquisitions; general economic conditions, particularly those that affect the air travel industry; the Company’s success in finding additional financing and appropriate assets to acquire with such financing; a sudden weakening in demand for regional aircraft or severe reduction in regional airline capacity; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.Financial Statements.

AeroCentury Corp.
Condensed Consolidated Balance Sheet
Unaudited

ASSETS
	March 31, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$5,539,200	$2,843,200
Accounts receivable, including deferred rent of $298,600 and $675,550 at March 31, 2008 and December 31, 2007, respectively	1,747,700	1,647,700
Aircraft and aircraft engine held for lease, net of accumulated depreciation of $28,870,000 and $26,163,170 at March 31, 2008 and December 31, 2007, respectively	117,242,300	118,924,000
Taxes receivable	1,625,100	1,835,600
Prepaid expenses and other	1,490,700	1,402,300

Total assets	$127,645,000	$126,652,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$1,387,500	$811,000
Notes payable and accrued interest	71,731,400	73,074,500
Maintenance reserves and accrued costs	7,776,400	6,025,500
Security deposits	5,391,000	5,696,500
Prepaid rent	1,037,400	1,028,000
Deferred income taxes	7,711,300	7,649,000
Taxes payable	174,700	228,600

Total liabilities	95,209,700	94,513,100

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 3,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid in capital	15,377,600	15,377,600
Retained earnings	17,560,200	17,264,600
	32,939,400	32,643,800
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	32,435,300	32,139,700

Total liabilities and stockholders’ equity	$127,645,000	$126,652,800

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
Unaudited

	For the Three Months Ended March 31,
	2008	2007
		(as restated)
Revenues and other income:

Operating lease revenue	$5,893,900	$4,283,000
Maintenance reserves income	1,749,500	827,400
Other	179,500	7,400

	7,822,900	5,117,800
Expenses:

Interest	2,129,200	1,221,700
Depreciation	1,706,900	1,234,800
Management fees	883,400	683,400
Maintenance costs	2,381,400	225,400
Professional fees and general and administrative	278,400	156,300
Other taxes	(79,800)	12,200
Insurance	78,100	26,700
Bad debt expense	-	15,700

	7,377,600	3,576,200

Income before income taxes	445,300	1,541,600

Income tax provision	149,700	517,800

Net income	$295,600	$1,023,800

Earnings per share:
Basic	$0.19	$0.66
Diluted	$0.18	$0.66
Shares used in per share computations:
Basic	1,543,257	1,543,257
Diluted	1,624,017	1,543,257

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended March 31,
	2008	2007
		(as restated)

Net cash provided by operating activities	$4,563,200	$3,060,100

Investing activity -
Equipment additions to aircraft	(25,300)	-
Net cash used by investing activity	(25,300)	-

Financing activity -
Repayment of notes payable	(1,841,900)	(3,312,700)
Net cash used by financing activity	(1,841,900)	(3,312,700)

Net increase/(decrease) in cash and cash equivalents	2,696,000	(252,600)

Cash and cash equivalents, beginning of period	2,843,200	3,383,900

Cash and cash equivalents, end of period	$5,539,200	$3,131,300

During the three months ended March 31, 2008 and 2007, the Company paid interest totaling $1,570,400 and $1,211,900 respectively.

During the three months ended March 31, 2008, the Company paid income taxes totaling $400 and received $210,500 of Federal tax refunds.  During the three months ended March 31, 2007, the Company paid income taxes totaling $400.

At March 31, 2008, capital purchases included in accounts payable and accrued expenses were $303,000.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

   (b)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments that are not readily apparent from other sources.

  (c)  Fair Value of Financial Instruments and Accounting for Derivative Instrument

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

Borrowings under the Company’s Credit Facility and certain notes payable bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective rate of the Credit Facility and debt agreements approximates current market rates for such agreements at the balance sheet date.  The Company believes the carrying amount of its fixed rate debt approximates fair value at the balance sheet date.  As discussed in Note 5, the fair value of the Company’s interest rate swap derivative instrument is determined by reference to banker quotations.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008

1.  Organization and Summary of Significant Accounting Policies (continued)

   (d)  Recent Accounting Pronouncements

On March 19, 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008 and which requires enhanced disclosure about derivatives and hedging transactions.  Early adoption is encouraged.  SFAS 161 amends SFAS 133, and requires that objectives for using derivative instruments be disclosed in terms of the underlying risk and accounting designation, better conveying the purpose underlying the derivatives use in terms of the risk the reporting entity is intending to manage.  It further requires disclosure of the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk-related contingent features providing information on the potential effect on the reporting entity’s liquidity from using derivatives, and cross-referencing within footnotes.  The Company has not yet adopted the provisions of SFAS 161.  Adoption of SFAS 161 will require additional footnote disclosure but will not impact the amount of gain or loss recognized, or the financial position, of the Company.

The Company adopted SFAS 157, “Fair Value Measurements,” on
January 1, 2008.  Information regarding the Company’s fair value measurements is presented in Note 5.  During February 2008, two FASB Staff Positions (“FSP”) related to implementation of SFAS 157 were issued.  SFAS 157 provides guidance on the use of fair value measurements in generally accepted accounting standards.  FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, amends SFAS 157 to exclude SFAS 13 and other pronouncements that address fair value measurements for purposes of lease classification or amendment from the provisions of SFAS 157, except in the case of a business combination where such measures are governed by SFAS 141.  FSP 157-1 is effective upon adoption of SFAS 157.  FSP 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value, to fiscal years beginning after November 15, 2008 and interim periods within such years.  The Company does not believe that adoption of either of these FSPs will have a material effect upon its financial statements.

2.  Restatement of Previously Issued Financial Statements – Correction of an Error

In connection with the year-end audit of the Company’s 2007 consolidated financial statements, the Company identified certain errors in the unaudited interim financial statements for  each of the fiscal quarters during years 2007 and 2006 and the annual financial statements for the year ended December 31, 2006. The errors principally related to incorrect treatment of two $450,000 non-contingent termination payments due from a lessee under two leases terminating in October 2007 and February 2008, respectively, that should have been recognized as operating lease revenue ratably over the three year terms of the leases.

The Company restated its 2006 and 2007 quarterly and its 2006 annual results to correct the errors and reported the effects of such restatements in its Form 8-K filing dated February 27, 2008.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008

2.  Restatement of Previously Issued Financial Statements – Correction of an Error (continued)

The following tables show the effect of that restatement at March 31, 2007 and for the quarter then ended.

Condensed Consolidated Statement of Operations
	For the Quarter Ended March 31, 2007
	As previously reported	As restated due to correction of an error	Increase/ (decrease)

Operating lease revenue	$4,206,800	$4,283,000	$76,200
Maintenance reserves income	827,400	827,400	-
Other	7,400	7,400	-
	5,041,600	5,117,800	76,200

Interest	1,221,700	1,221,700	-
Depreciation	1,234,800	1,234,800	-
Maintenance	225,400	225,400	-
Management fees	683,400	683,400	-
Professional fees and other	210,900	210,900	-
	3,576,200	3,576,200	-

Income before taxes	1,465,400	1,541,600	76,200
Income tax provision	491,600	517,800	26,200
Net income	$973,800	$1,023,800	$50,000
Earnings per share:
Basic	$0.63	$0.66	$0.03
Diluted	$0.63	$0.66	$0.03
Shares used in per share computations:
Basic	1,543,257	1,543,257	1,543,257
Diluted	1,543,257	1,543,257	1,543,257

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008

2.  Restatement of Previously Issued Financial Statements – Correction of an Error

Condensed Consolidated Statements of Cash Flows
	For the Three Months Ended March 31, 2007
	As previously reported	As restated due to correction of an error	Increase/ (decrease)
Net cash provided by operating activities	$3,060,100	$3,060,100	$-

Financing activity -
Repayment of notes payable	(3,312,700)	(3,312,700)	-
Net cash used by financing activity	(3,312,700)	(3,312,700)	-

Net increase in cash and cash equivalents	(252,600)	(252,600)	-

Cash and cash equivalents, beginning of period	3,383,900	3,383,900	-

Cash and cash equivalents, end of period	$3,131,300	$3,131,300	$-

3.  Aircraft and Aircraft Engine Held for Lease

During the three months ended March 31, 2008, the Company did not purchase or sell any aircraft.  In January 2008, one of the Company’s DHC-8-300 aircraft, which was off lease at December 31, 2007, was re-leased to an existing customer for a 36-month term. The Company also extended the leases for three of its aircraft.  In March 2008, another of the Company’s deHavilland DHC-8-300 aircraft was returned at lease end and the Company is seeking re-lease opportunities for it.  At March 31, 2008, the Company’s two Saab 340A aircraft and one turboprop engine were also off lease.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008

4.  Maintenance Reserves and Accrued Costs

The accompanying condensed consolidated balance sheet reflects liabilities for maintenance reserves and accrued costs, which include refundable maintenance payments received from lessees based on usage.  At March 31, 2008, the Company’s maintenance reserves and accruals consisted of the following:

Refundable maintenance reserves	$4,565,900
Accrued costs	3,210,500
$7,776,400

Additions to and deductions from the Company’s accrued costs during the quarters ended March 31, 2008 and 2007 for aircraft maintenance were as follows:

	For the Three Months Ended March 31,
	2008	2007
		(as restated)

Balance, beginning of period	$1,591,300	$3,846,700
Adjustment pursuant to FSP AUG AIR-1	-	(3,499,300)
Balance, beginning of period, adjusted for adoption of FSP AUG AIR-1	1,591,300	347,400

Additions:
Charged to expense	2,424,000	191,200

Deductions:
Paid for previously accrued maintenance	804,800	-
Reversals of over-accrued maintenance	-	12,500
	804,800	12,500

Net increase in accrued maintenance costs	1,619,200	178,700

Balance, end of period	$3,210,500	$526,100

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008

5.  Notes Payable and Accrued Interest

At March 31, 2008, the Company’s notes payable and accrued interest consisted of the following:

Credit Facility principal	$58,096,000
Credit Facility accrued interest	90,000
Subordinated Notes principal	10,000,000
Subordinated Notes discount	(2,321,200)
Special purpose financing principal	5,222,600
Special purpose financing accrued interest	7,500
Interest Swap valuation	620,700
Interest Swap interest	15,800
$71,731,400

   (a)  Credit Facility

During the three months ended March 31, 2008, the Company borrowed $0 and repaid $1,500,000 of the outstanding principal under its revolving credit facility (the  “Credit Facility”).  As of March 31, 2008, the Company was in compliance with all covenants under the Credit Facility agreement, $58,096,000 in principal amount was outstanding, and interest of $90,000 was accrued.

The weighted average interest rate on the Credit Facility at March 31, 2008 and 2007 was 5.56% and 8.38%, respectively.

  (b)  Derivative instrument

In December 2007, the Company entered into an interest rate swap (the “Swap”) with a notional amount of $20 million, under which it committed to make or receive a net settlement for the difference in interest receivable computed monthly on the basis of 30-day LIBOR and interest payable monthly on the basis of a fixed rate of 4.04% per annum.

At March 31, 2008, the Company recognized a $620,700 liability for the Swap on its condensed consolidated balance sheet in notes payable and accrued interest.  The Company also recognized both a net settlement amount of $14,300 and a loss of $470,600 for the three months ended March 31, 2008 as a component of interest expense.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008

5.  Notes Payable and Accrued Interest (continued)

  (b)  Derivative instrument (continued)

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:  Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the bases used to measure applicable financial assets and liabilities at fair value on a recurring basis in the balance sheet:

	Basis of Fair Value Measurements
	Balance at March 31, 2008	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap derivative financial instruments (part of Notes payable and accrued interest)	$620,700	$-	$620,700	$-

The Company’s interest rate swap agreement effectively converts a portion of the Company’s short-term variable rate debt to fixed rate.  Under this agreement, the Company pays a fixed rate and receives a variable rate of LIBOR.  The fair value of this interest rate derivative is based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivative is considered a level 2 input.

  (c)  Senior unsecured subordinated debt

As of March 31, 2008, the carrying amount of the senior unsecured subordinated debt (“Subordinated Debt”) was $7,678,800 (outstanding principal amount of $10,000,000 less unamortized debt discount of $2,321,200) and accrued interest payable was $0. The Company was in compliance with all covenants under the securities purchase agreement which governs the Subordinated Debt.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008

5.  Notes Payable and Accrued Interest (continued)

(d)  Special purpose financings

The Company has two special purpose financings in connection with AeroCentury V LLC and AeroCentury VI LLC. During the three months ended March 31, 2008, AeroCentury V LLC repaid $257,100 of principal.  The principal amount owed under the note at March 31, 2008 was $4,198,200 and interest of $6,400 was accrued. During the same period, AeroCentury VI LLC repaid $84,800 of principal.  The principal amount owed under that note was $1,024,400 and interest of $1,100 was accrued at March 31, 2008. As of March 31, 2008, the Company was in compliance with all covenants of both note obligations.  As discussed in Note 8, in April 2008, the Company repaid the outstanding principal amount due under the AeroCentry V LLC note.

6.  Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
	2008	2007
		(as restated)

Net income	$295,600	$1,023,800

Weighted average shares outstanding for the period	1,543,257	1,543,257
Dilutive effect of warrants	80,760	-
Weighted average diluted shares outstanding	1,624,017	1,543,257

Basic earnings per share	$0.19	$0.66
Diluted earnings per share	$0.18	$0.66

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

 7.  Related Party Transactions

The Company has no employees.  Its portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").   Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. The Company recorded management fees of $883,400 and $683,400 for the periods ended March 31, 2008 and 2007, respectively. There were no acquisition or remarketing fees in either quarter.

8.  Subsequent Events

In April 2008, the Company repaid the outstanding principal owed by AeroCentury V LLC under its special purpose financing.  The Company intends to transfer ownership of the two aircraft that served as collateral for the financing from AerioCentury V LLC to AeroCentury Corp., upon which the aircraft will be eligible as collateral under the Credit Facility.  Additionally, the leases for the two aircraft have been extended for two years to May 2010.

     On May 1, 2008, the stockholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 3,000,000 to 10,000,000 shares.  On May 6, 2008, the Company filed the amendment with the Delaware Secretary of State effecting such increase.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2007 and the unaudited financial statements and the related notes that appear elsewhere in this report.

Results of Operations for the Fiscal Quarters Ended March 31, 2008 and 2007

  a.  Revenues

Operating lease revenue was $1,610,900 higher in the three months ended March 31, 2008 versus the same period in 2007, primarily because of increased operating lease revenue from aircraft purchased during 2007 and re-leases during 2007 at increased rental rates for several of the Company’s aircraft. The aggregate effect of these increases was partially offset by a decrease in revenue related to aircraft that were off lease for all or part of the 2008 period.

Maintenance reserves income was $922,100 higher in the three months ended March 31, 2008 versus the three months ended March 31, 2007 as a result of the acquisition of aircraft in 2007.

Other income was $172,100 higher in the three months ended March 31, 2008 versus the same period in 2007, primarily as a result of $150,000 of compensation related to a re-lease transaction which was not consummated.

  b.  Expense items

Interest expense was $907,500 higher in the three months ended March 31, 2008 versus the three months ended March 31, 2007.  This is primarily the result of the change in fair value of the Company’s interest swap entered into in December 2007 and an increase in the Company’s average outstanding debt balance during the first quarter of 2008 compared to the same period in 2007.

Depreciation was $472,100 higher in the first three months of 2008 versus the same period in 2007, primarily because of purchases of aircraft during 2007.  Management fees, which are calculated on the net book value of the aircraft owned by the Company, were $200,000 higher in 2008 compared to 2007 because of higher net book values as a result of aircraft acquisitions.  The effects of this increase were partially offset by the effect of depreciation on the net book value of the Company’s aircraft.

The Company’s maintenance expense is dependent on the aggregate amount of the maintenance claims submitted by lessees for reimbursement and expenses incurred in connection with off-lease aircraft.  As a result of higher total lessee claims, the Company incurred $2,156,000 more in maintenance expense in the first three months of 2008 versus 2007.

Total professional fees and general and administrative expenses were $122,100 higher in the three months ended March 31, 2008 versus the same period in 2007, primarily because of additional costs incurred in connection with the audit of the Company’s 2007 financial statements.

The Company records non-income based sales, use, value-added and franchise taxes as other tax expense.  Such expenses were $92,000 lower in the first three months of 2008 versus 2007 because, in 2008, the Company completed further analysis and reduced the accruals for value-added taxes, penalties and interest due in connection with an aircraft leased in Australia in the amount of $113,700.

The Company's insurance expense consists primarily of directors and officers insurance, as well as product liability insurance and insurance for off-lease aircraft and aircraft engines, which varies depending on the type and length of time each off-lease asset is insured.  Aircraft insurance expense was $36,700 higher in the three months ended March 31, 2008 versus the same period in 2007 as a result of off-lease assets.

The Company recorded no bad debt expense during the first three months of 2008.  During the same period of 2007, the Company recorded bad debt expense of $15,700 for maintenance reserves that were written off in connection with a lessee’s early return of two aircraft.

The Company’s effective tax rates for thee months ended March 31, 2008 and 207 were approximately 34% for both periods.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt borrowings, special purpose financing and excess cash flows.

  (a)  Credit Facility

During the three months ended March 31, 2008, the Company borrowed $0 and repaid $1,500,000 of the outstanding principal under its revolving credit facility (the  “Credit Facility”).  The balance of the principal amount owed under the Credit Facility at March 31, 2008 was $58,096,000 and interest of $90,000 was accrued.

The Company is currently in compliance with all covenants and, based on its current projections, the Company believes it will continue to be in compliance with all covenants of its Credit Facility, but there can be no assurance of such compliance in the future.  See "Factors That May Affect Future Results –  'Risks of Debt Financing’ and 'Credit Facility Obligations,’” below.

The Company's interest expense in connection with the Credit Facility generally moves up and down with prevailing interest rates.  Because aircraft owners seeking financing generally can obtain financing through either leasing transactions or traditional secured debt financings, prevailing interest rates are a significant factor in determining market lease rates, and market lease rates generally move up or down with prevailing interest rates, assuming supply and demand of the desired equipment remain constant.  However, because lease rates for the Company’s assets typically are fixed under existing leases, the Company normally does not experience any positive or negative impact in revenue from changes in market lease rates due to interest rate changes until existing leases have terminated and new lease rates are set as aircraft are re-leased.  As discussed in (b) below, the Company entered into an interest rate swap in December 2007.

  (b)  Derivative instrument

In December 2007, the Company entered into an interest rate swap (the “Swap”) with a notional amount of $20 million, under which it committed to make or receive a net settlement for the difference in interest receivable computed monthly on the basis of 30-day LIBOR and interest payable monthly on the basis of a fixed rate of 4.04% per annum.

At March 31, 2008, the Company recognized a $620,700 liability for the Swap on its condensed consolidated balance sheet in Notes Payable and Accrued Interest.  The Company also recognized both a net settlement amount of $14,300 and a loss of $470,600 for the three months ended March 31, 2008 as a component of interest expense.  If short-term interest rates continue to decline, the Company will incur additional interest expense as a result of the Swap.

  (c)  Senior unsecured subordinated debt

As of March 31, 2008, the carrying amount of the senior unsecured subordinated debt (“Subordinated Debt”) was $7,678,800 (outstanding principal amount of $10,000,000 less unamortized debt discount of $2,321,200) and accrued interest payable was $0.  As of March 31, 2008, the Company was in compliance with all covenants under the Securities Purchase Agreement and is currently in compliance.

  (d)  Special purpose financings

The Company has two special purpose financings in connection with AeroCentury V LLC and AeroCentury VI LLC. During the three months ended March 31, 2008, AeroCentury V LLC repaid $257,100 of principal.  The principal amount owed under the note at March 31, 2008 was $4,198,200 and interest of $6,400 was accrued.  During the same period, AeroCentury VI LLC repaid $84,800 of principal.  The principal amount owed under that note was $1,024,400 and interest of $1,100 was accrued at March 31, 2008. As of March 31, 2008, the Company was in compliance with all covenants of both note obligations and is currently in compliance.

  (e)  Cash flow

The Company's primary source of revenue is lease rentals of its aircraft assets.  It is the Company’s policy to monitor each lessee’s needs in periods before leases are due to expire.  If it appears that a customer will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft assets, in an attempt to reduce the time that an asset will be off lease.  The Company’s aircraft assets are subject to leases with varying expiration dates through January 2012. At March 31, 2008, the Company’s two Saab 340A aircraft, one of its deHavilland DHC-8-300 aircraft and one turboprop engine were off lease.

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

(i)  Operating activities

The Company’s cash flow from operations for the three months ended March 31, 2008 versus 2007 increased by $1,503,100.  The change in cash flow is a result of changes in several cash flow items during the year, including principally the following:

Lease rents, maintenance reserves and security deposits

Payments received from lessees for rent were $1,944,300 higher in the three months ended March 31, 2008 versus 2007, due primarily to the effect of increased payments for aircraft purchased during 2007, and re-leases during 2007 at increased rental rates for several of the Company’s aircraft. The aggregate effect of these increases was partially offset by a decrease in revenue related to aircraft that were off lease for all or part of the 2008 period.

Although increased demand generally in the turboprop market has caused lease rates to stabilize and, in some cases, rise, there can be no assurance that rental rates on aircraft to be re-leased will not decline, so that, absent additional acquisitions by the Company beyond those made in 2007, aggregate lease revenues for the current portfolio could decline in the future.

Payments received for refundable and non-refundable maintenance reserves were $795,000 higher in the first three months of 2008 than in the first three months of 2007 as a result of a net increase in average aircraft usage by the Company’s lessees, on which the amount of reserves is based, and additional usage in connection with aircraft acquired in 2007.

During the three months ended March 31, 2008, the Company returned a $308,000 security deposit to a lessee upon return of an aircraft at lease end.  During the same period in 2007, the Company neither collected nor refunded any security deposits.

Payments for maintenance

Payments for maintenance were $615,600 higher in the first three months of 2008 versus the same period in 2007 primarily as a result of higher payments during 2008 in connection with maintenance reserves claims submitted by lessees.  The amount of payments for maintenance in future periods will be dependent on the amount and timing of maintenance paid from lessee maintenance reserves held by the Company and maintenance paid for off-lease aircraft.

Payments for interest

Payments for interest increased by $358,500 in the first three months of 2008 compared to the same period in 2007, primarily as a result of an increase in the Company’s outstanding indebtedness under the Subordinated Notes and Credit Facility in 2008.  The effects of these increases were partially offset by a decrease in the average index rates upon which the Company’s senior debt interest rates were based and a lower margin in 2008 compared to 2007.

Interest payments in future periods will be determined by prevailing interest rates and the aggregate principal balance owed under the Credit Facility and the Subordinated Notes, which may be influenced by future acquisitions and/or required repayments of principal resulting from changes in the collateral base pursuant to the Company’s debt agreements with its lenders. Interest expense will increase significantly when further borrowings are made under the Credit Facility and the Subordinated Notes.

Payments for management fees

Payments for management fees increased by $231,100 in the three months ended March 31, 2008 versus the same period in 2007 because of higher net book values as a result of aircraft acquisitions.

Income taxes

During the three months ended March 31, 2008, the Company received $210,500 of Federal tax refunds.  The Company paid taxes of $400 in the three months ended March 31, 2008 and 2007.

      (ii)  Investing activities

During the three months ended March 31, 2008 and 2007, the Company used cash of $25,300 and $0, respectively, for capital equipment installed on aircraft.

(iii)  Financing activities

The Company did not borrow funds in the first three months of 2008 or 2007.  The Company repaid $1,841,900 and $3,312,700 of its outstanding indebtedness in the three months ended March 31, 2008 and 2007, respectively.

Outlook

The Company is required to borrow an additional $18 million under its Subordinated Notes financing on or before June 30, 2008.  Because the Subordinated Notes bear fixed interest of 16% per annum immediately upon issuance, an important factor in the Company’s near- and mid-term results will be the Company’s ability to expediently locate and acquire additional assets utilizing these funds.  It is likely that the remaining Subordinated Notes proceeds will be used to repay a portion of the indebtedness outstanding under the Credit Facility.  Since the Credit Facility interest rate is now, and is likely to continue to be, lower than the Subordinated Notes fixed rate, using Subordinated Notes proceeds to pay down Credit Facility debt would probably result in a higher effective interest rate and interest expense, without a corresponding increase in operating revenue.  Acquisitions occurring after the June 30, 2008 Subordinated Notes issuance would be financed from funds available under the Credit Facility.  The Company anticipates that the available debt capacity will be sufficient to fund planned acquisitions for 2008.

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

One of the Company’s aircraft leases expired during the first quarter of 2008 and the Company is seeking re-lease opportunities for it. Three of the Company’s other leases expire in 2008. The Company believes that it will be successful in extending the leases for these aircraft or be able to re-lease them within an acceptable period after return at lease end and that, even if the aircraft are off lease for an extended period of time, it will be able to remain in compliance with the terms of its Credit Facility and Subordinated Notes.

The Company continually monitors the financial condition of its lessees to avoid unanticipated creditworthiness issues, and where necessary, works with lessees to ensure continued compliance with obligations under their respective leases.  Currently, the Company is closely monitoring the performance of three lessees with a total of four aircraft under lease.  The Company continues to work closely with these lessees to ensure compliance with their current obligations.  If any of the Company's current lessees are unable to meet their lease payment obligations, the Company's future results could be materially impacted.  Any weakening in the aircraft industry may also affect the performance of lessees that currently appear to the Company to be creditworthy.  See "Factors that May Affect Future Results – General Economic Conditions," below.

Beginning on January 1, 2007, due to the adoption of FSP AUG AIR-1, the Company began to accrue non-refundable maintenance reserves received from lessees as income based on aircraft usage and record maintenance expenses as incurred.  The Company accrues estimated maintenance costs based on information provided by its third party lessees and, accordingly, estimates of such expenses depend on timely and accurate reporting by such parties.  The Company believes that its reported net income may be subject to significant fluctuations from quarter-to-quarter as a result of the adoption of FSP AUG AIR-1. Due to the recent acquisition of Fokker 100 jet engine powered aircraft, the magnitude of these fluctuations may be greater as a result of the higher maintenance reserve rates and related maintenance expense for jet engines as compared to turboprop engines.

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

Credit Facility Obligations. The Company is obligated to make repayments of principal under the Credit Facility in order to maintain certain debt ratios with respect to its assets in the borrowing base.  Assets that come off lease and remain off-lease for a period of time, as well as assets with lease payments more than 30 days past due, are excluded from the borrowing base.  The Company believes it will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term.   The Company’s belief is based on certain assumptions regarding renewal of existing leases, a lack of extraordinary interest rate increases, continuing profitability, no lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that the Company’s assumptions will prove to be correct.  If the assumptions are incorrect  (for example, if an asset in the collateral base unexpectedly goes off lease for an extended period of time) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to mitigate the situation, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with covenants or face default on its Credit Facility.

Investment in New Aircraft Types.  The Company has traditionally invested in a limited number of types of turboprop aircraft and engines. While the Company intends to continue to focus solely on regional aircraft and engines, the Company has recently acquired Fokker 100 regional jet aircraft, and may continue to seek acquisition opportunities for new types and models of regional jet and turboprop aircraft and engines used in the Company's targeted customer base of regional air carriers.  Acquisition of other aircraft types and engines not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience managing those aircraft and engine types. The Company believes, however, that JMC personnel's overall industry experience and its technical resources should permit the Company to effectively manage such new aircraft types and engines.  Further, the broadening of the asset types in the aircraft portfolio may have a benefit of diversifying the Company's portfolio (See "Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” below).

General Economic Conditions. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry appears to be entering a period of financial difficulty and contraction caused primarily by record-high fuel prices.  A number of carriers have ceased operations due to the inability to cover increased costs, and a possible global economic recession, which will certainly affect carriers’ revenue, may result in more failures.

A widespread economic setback in the industry may result in the increased possibility of an economic failure of one or more of the Company’s lessees.  If lessees experience financial difficulties, this could, in turn, affect the Company’s financial performance.

During any periods of economic contraction, carriers generally reduce capacity in response to lower passenger loads, and as a result, there is a reduced demand for aircraft and a corresponding decrease in market lease rental rates and aircraft values.  This reduced market value for aircraft could affect the Company’s results if the market value of an asset or assets in the Company’s aircraft portfolio falls below carrying value, and the Company determines that a write-down of the value on the Company’s balance sheet is appropriate. Furthermore, as older leases expire and are replaced by lease renewals or re-leases at decreasing lease rates, the lease revenue from the Company’s existing portfolio is likely to decline, with the magnitude of the decline dependent on the length of the downturn and the depth of the decline in market rents.

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

Concentration of Lessees and Aircraft Type. Currently, the Company’s five largest customers are located in Mexico, Antigua, Netherlands Antilles, Sweden and Belgium and currently account for approximately 18%, 16%, 11%, 11% and 10%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results, and therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

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

The Company has chosen to hedge some, but not all, of its variable interest rate exposure.  Nonetheless, if an interest rate increase were great enough, the Company might not be able to generate sufficient lease revenue to meet its unhedged interest payment and other obligations and comply with the other covenants of its Creit Facility or indebtedness of one of its special purpose subsidiaries.  Furthermore, a drop in prevailing LIBOR rates would cause the hedge transaction to have a negative impact on the Company’s results.  If the one-month LIBOR rate applicable for an interest period is below the fixed swap rate set in the hedge, the Company will be obligated to pay the swap counterparty the difference between the fixed swap rate of 4.04% and that one-month LIBOR rate.  As of May 14, 2008, the one-month LIBOR rate was 2.505%.

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

Item 3.  Quantitative and  Qualitative Disclosures About Market Risk.

This report does not include information described under Item 3 of Form 10-Q pursuant to the rules of the Securities and Exchange Commission that permit “smaller reporting companies” to omit such information.

Item 4T.  Controls and Procedures.

Quarterly evaluation of the Company’s Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”).  This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the report, the Company present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls as of March 31, 2008.

Disclosure Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Disclosure Controls. The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO/CFO evaluation of the Company’s Disclosure Controls included a review of the controls objectives and design, the controls implementation by the Company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, the CEO and CFO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s quarterly reports on Form 10-Q and annual report on Form 10-K. The overall goals of these various evaluation activities are to monitor the Company’s Disclosure Controls and to make modifications as necessary; the Company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (reflecting improvements and corrections) as conditions warrant.

Conclusions. Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that, as of March 31, 2008, the Company’s Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and then accumulated and communicated to Company management, including the CEO and CFO, as appropriate to make timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.  In accordance with SEC requirements, the CEO and CFO note that there has been no significant change in the Company’s internal controls over financial reporting that occurred during the first quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.  Exhibits

Exhibits

Exhibit Number	Description
3.6
Form of Certificate of Amendment of Certificate of Incorporation, incorporated herein by reference to Exhibit 99.1 of the Company’s Report on Form 8-K filed with the Securities & Exchage Commission on May 7, 2008

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEREOCENTURY CORP.

Date: May 15, 2008	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Sr. Vice President - Finance and CFO