Form 10-Q
period 2008-06-30
AEROCENTURY CORP
filed 2008-08-13
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 13, 2008 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, issued, of which 63,300 are held as Treasury Stock.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer  ☐Accelerated filer  ☐
Non-accelerated filer  ☐Smaller reporting company  ☒

PART I
FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Item 1 “Financial Statements”  the Company’s statement that the adoption of FSP 157-1 and 157-2 will not have a material effect on the Company’s financial statements; (ii) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” the Company’s statements regarding its belief that it will remain in compliance with the covenants of its Credit Facility; and that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its Credit Facility, Subordinated Notes financing and special purpose financings; (iii) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook” the Company’s statements regarding its belief that the available debt capacity under the Credit Facility will be sufficient to fund its 2008 acquisitions; that the Company will be successful in extending the leases or find new lessees for aircraft with leases expiring during the remainder of 2008 but that, if the Company is unsuccessful in extending the leases, it is likely that the Company will incur significant maintenance expense in the fourth quarter of 2008 and the first quarter of 2009; that, even if the aircraft that are currently off lease and may come off lease in the remainder of 2008 remain off lease for an extended period of time, the Company will be able to meet its operational needs and remain in compliance with the terms of its Credit Facility and Subordinated Notes; and that the Company’s reported net income may be subject to significant fluctuations from quarter-to-quarter as a result of the adoption of FSP AUG AIR-1 and with the recent acquisitions of Fokker 100s to the portfolio the fluctuations may have greater magnitude; and (iv) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” the Company’s statements regarding its belief that it will have sufficient capital to fund acquisitions through 2008; that the Company will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term; that JMC personnel's overall industry experience and its technical resources should permit the Company to effectively manage new aircraft types and engines; that the bulk of the equipment the Company acquires will be used aircraft equipment; that the Company intends to focus on regional air carriers and typically is able to obtain generally higher lease rates from regional carriers than mainline carriers; and that the Company is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers and that it benefits from JMC’s reputation.  These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results," including continued availability of Credit Facility financing; the compliance of the Company's lessees with obligations under their respective leases, risks related to use of debt financing for acquisitions; a sudden worsening in demand for regional aircraft or severe reduction in regional airline capacity; general economic conditions, particularly those that affect the air travel industry; the Company’s success in finding additional financing and appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.  Financial Statements.

AeroCentury Corp.
Condensed Consolidated Balance Sheets
Unaudited

ASSETS
	June 30, 2008	December 31, 2007

Assets:
Cash and cash equivalents	$3,047,600	$2,843,200
Accounts receivable, including deferred rent of $241,200 and $675,600 at June 30, 2008 and December 31, 2007, respectively	1,613,200	1,647,700
Aircraft and aircraft engine held for lease, net of accumulated depreciation of $29,612,900 and $26,163,200 at June 30, 2008 and December 31, 2007, respectively	129,457,100	118,924,000
Taxes receivable	1,625,800	1,835,600
Prepaid expenses and other	1,184,700	1,402,300

Total assets	$136,928,400	$126,652,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$904,900	$811,000
Notes payable and accrued interest	79,601,300	73,074,500
Maintenance reserves and accrued costs	7,285,600	6,025,500
Security deposits	5,442,000	5,696,500
Prepaid rent	1,016,700	1,028,000
Deferred income taxes	8,462,600	7,649,000
Taxes payable	194,400	228,600

Total liabilities	102,907,500	94,513,100

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid in capital	15,377,600	15,377,600
Retained earnings	19,145,800	17,264,600
	34,525,000	32,643,800
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	34,020,900	32,139,700

Total liabilities and stockholders’ equity	$136,928,400	$126,652,800

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
Unaudited

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
		(as restated)		(as restated)
Revenues and other income:

Operating lease revenue	$11,653,100	$8,511,000	$5,759,200	$4,228,000
Maintenance reserves income	3,650,100	1,674,300	1,900,600	846,900
Gain on sale of aircraft and aircraft engines	15,000	-	-	-
Other	189,800	8,500	25,300	1,100

	15,508,000	10,193,800	7,685,100	5,076,000
Expenses:

Interest	3,230,300	2,645,800	1,101,000	1,424,100
Depreciation	3,449,700	2,493,100	1,742,900	1,258,300
Management fees	1,772,700	1,367,200	889,200	683,800
Maintenance costs	3,634,800	925,900	1,253,400	700,500
Professional fees and general and administrative	434,800	330,700	156,600	174,400
Other taxes	(45,300)	21,800	34,500	9,600
Insurance	171,300	75,400	93,200	48,700
Bad debt expense	-	15,700	-	-

	12,648,300	7,875,600	5,270,800	4,299,400

Income before income taxes	2,859,700	2,318,200	2,414,300	776,600

Income tax provision	978,500	781,100	828,800	263,300

Net income	$1,881,200	$1,537,100	$1,585,500	$513,300

Earnings per share:
Basic	$1.22	$1.00	$1.03	$0.33
Diluted	$1.17	$0.98	$0.99	$0.32
Shares used in per share computations:
Basic	1,543,257	1,543,257	1,543,257	1,543,257
Diluted	1,610,969	1,572,502	1,594,410	1,601,423

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended June 30,
	2008	2007
		(as restated)

Net cash provided by operating activities	$7,818,800	$6,902,000

Investing activity -
Purchases of aircraft	(13,982,800)	(13,601,000)
Net cash used by investing activity	(13,982,800)	(13,601,000)

Financing activities:
Borrowings under Credit Facility	12,500,000	11,000,000
Net proceeds received from issuance of subordinated notes payable	-	9,237,400
Debt issuance costs	-	(735,200)
Repayment of notes payable	(6,131,600)	(13,628,900)
Net cash provided by financing activities	6,368,400	5,873,300

Net increase/(decrease) in cash and cash equivalents	204,400	(825,700)

Cash and cash equivalents, beginning of period	2,843,200	3,383,900

Cash and cash equivalents, end of period	$3,047,600	$2,558,200

During the six months ended June 30, 2008 and 2007, the Company paid interest totaling $3,003,900 and $2,860,300 respectively.

During the six months ended June 30, 2008, the Company paid income taxes totaling $500 and received $210,500 of Federal tax refunds.  During the six months ended June 30, 2007, the Company paid income taxes totaling $1,200.

At June 30, 2008, capital purchases included in accounts payable and accrued expenses were $345,400.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

Borrowings under the Company’s revolving credit facility (the "Credit Facility") and certain notes payable bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective rate of the Credit Facility and debt agreements approximates current market rates for such agreements at the balance sheet date.  The Company believes the carrying amount of its fixed rate debt approximates fair value at the balance sheet date.  As discussed in Note 5, the fair value of the Company’s interest rate swap derivative instrument is determined by reference to banker quotations.

    (d)     Reclassifications

    Certain of the prior period financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or cash flows.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

1.    Organization and Summary of Significant Accounting Policies (continued)

     (e)    Recent Accounting Pronouncements

On May 14, 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 162, “The Hierarchy of Generally Accepted Accounting Principles,” which codified the sources of accounting principles and the framework for selecting the principles to be used in preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles.  This statement is effective sixty days following the adoption by the  Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board amendments to AU 411, “The Meaning of Fairly Presented in Conformity With Generally Accepted Accounting Principles,” and is not expected to have any effect on the Company’s financial statements.

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

The Company adopted SFAS 157, “Fair Value Measurements,” on anuary 1, 2008.  Information regarding the Company’s fair value measurements is presented in Note 5.  During February 2008, two FASB Staff Positions (“FSP”) related to implementation of SFAS 157 were issued.  SFAS 157 provides guidance on the use of fair value measurements in generally accepted accounting standards.  FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, amends SFAS 157 to exclude SFAS 13 and other pronouncements that address fair value measurements for purposes of lease classification or amendment from the provisions of SFAS 157, except in the case of a business combination where such measures are governed by SFAS 141.  FSP 157-1 is effective upon adoption of SFAS 157.  FSP 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value, to fiscal years beginning after November 15, 2008 and interim periods within such years.  The Company does not believe that adoption of either of these FSPs will have a material effect upon its condensed consolidated financial statements.

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

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

2.    Restatement of Previously Issued Financial Statements –
Correction of an Error (continued)

The Company restated its 2006 and 2007 quarterly and its 2006 annual results to correct the errors and reported the effects of such restatements in its Form 8-K filing dated February 27, 2008.

The following table shows the effect of that restatement on the Company’s condensed consolidated statement of operations for the three months and six months ended June 30, 2007.  The restatement had no effect on the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2007.

Condensed Consolidated Statement of Operations
	For the Six Months Ended June 30, 2007			For the Three Months Ended June 30, 2007
	As previously reported	As restated due to correction of an error	Increase	As previously reported	As restated due to correction of an error	Increase

Operating lease revenue	$8,358,600	$8,511,000	$152,400	$4,151,800	$4,228,000	$76,200
Maintenance reserves income	1,674,300	1,674,300	-	846,900	846,900	-
Other	8,500	8,500	-	1,100	1,100	-
	10,041,400	10,193,800	152,400	4,999,800	5,076,000	76,200

Interest	2,645,800	2,645,800	-	1,424,100	1,424,100	-
Depreciation	2,493,100	2,493,100	-	1,258,300	1,258,300	-
Maintenance	925,900	925,900	-	700,500	700,500	-
Management fees	1,367,200	1,367,200	-	683,800	683,800	-
Professional fees and other	443,600	443,600	-	232,700	232,700	-
	7,875,600	7,875,600	-	4,299,400	4,299,400	-

Income before taxes	2,165,800	2,318,200	152,400	700,400	776,600	76,200
Income tax provision	728,800	781,100	52,300	237,200	263,300	26,100
Net income	$1,437,000	$1,537,100	$100,100	$463,200	$513,300	$50,100
Earnings per share:
Basic	$0.93	$1.00	$0.06	$0.30	$0.33	$0.03
Diluted	$0.91	$0.98	$0.06	$0.29	$0.32	$0.03
Shares used in per share computations:
Basic	1,543,257	1,543,257	-	1,543,257	1,543,257	-
Diluted	1,572,502	1,572,502	-	1,601,423	1,601,423	-

 AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

3.    Aircraft and Aircraft Engine Held for Lease

During the three months ended June 30, 2008, the Company purchased two Fokker 100 aircraft, which are subject to leases with a regional carrier in Germany for terms expiring in March 2013. The Company did not sell any aircraft during the quarter.  At June 30, 2008, the Company’s two Saab 340A aircraft, one of the Company’s deHavilland DHC-8-300 aircraft and one turboprop engine were off lease. In June 2008, the Company and the lessee of one of the Company’s Fokker 50 aircraft began discussions regarding the early return of the aircraft, the lease for which was to expire in November 2008.  As discussed in Note 8, in August 2008, the Company and the lessee agreed to an early return of the aircraft.

4.    Maintenance Reserves and Accrued Costs

The accompanying condensed consolidated balance sheets reflect liabilities for maintenance reserves and accrued costs, which include refundable maintenance payments received from lessees based on usage.  At June 30, 2008, the Company’s maintenance reserves and accruals consisted of the following:

Refundable maintenance reserves	$4,901,700
Accrued costs	2,383,900
$7,285,600

Additions to and deductions from the Company’s accrued costs during the six months ended June 30, 2008 and 2007 for aircraft maintenance were as follows:

	For the Six Months Ended June 30,
	2008	2007
		(as restated)

Balance, beginning of period	$1,591,300	$3,846,700
Adjustment pursuant to FSP AUG AIR-1	-	(3,499,300)
Balance, beginning of period, adjusted for adoption of FSP AUG AIR-1	1,591,300	347,400

Additions:
Charged to expense	3,587,700	877,700

Deductions:
Paid for previously accrued maintenance	2,795,100	137,000
Reversals of over-accrued maintenance	-	12,500
	2,795,100	149,500

Net increase in accrued maintenance costs	792,600	728,200

Balance, end of period	$2,383,900	$1,075,600

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

5.    Notes Payable and Accrued Interest

At June 30, 2008, the Company’s notes payable and accrued interest consisted of the following:

Credit Facility principal	$70,596,000
Credit Facility accrued interest	88,700
Subordinated Notes principal	10,000,000
Subordinated Notes discount	(2,311,200)
Special purpose financing principal	932,800
Special purpose financing accrued interest	1,600
Interest Swap valuation	264,800
Interest Swap interest	28,600
$79,601,300

     (a)    Credit Facility

During the six months ended June 30, 2008, the Company borrowed $12,500,000 and repaid $1,500,000 of the outstanding principal under its revolving credit facility (the  “Credit Facility”).  As of June 30, 2008, the Company was in compliance with all covenants under the Credit Facility agreement, $70,596,000 in principal amount was outstanding, and interest of $88,700 was accrued.

The weighted average interest rate on the Credit Facility at June 30, 2008 and 2007 was 5.25% and 8.57%, respectively.

    (b)    Derivative instrument

In December 2007, the Company entered into a two-year interest rate swap (the “Swap”) with a notional amount of $20 million, under which it committed to make or receive a net settlement for the difference in interest receivable computed monthly on the basis of 30-day LIBOR and interest payable monthly on the basis of a fixed rate of 4.04% per annum.

At June 30, 2008, the Company recorded the fair value of the Swap of $264,800 as a liability on its condensed consolidated balance sheet in notes payable and accrued interest. The Company recorded a gain on the Swap of $355,900 for the three months ended June 30, 2008 and a loss of $114,700 for the six months ended June 30, 2008 as a component of interest expense.  The Company also recognized additional interest expense on the net settlement of the Swap of $70,500 and $84,800 for the three months and six months ended June 30, 2008, respectively, as a component of interest expense.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

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

The following table summarizes the bases used to measure applicable financial assets and liabilities at fair value on a recurring basis in the balance sheet:

	Basis of Fair Value Measurements
	Balance at June 30, 2008	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap derivative	$264,800	$-	$264,800	$-

The Company’s interest rate swap agreement effectively converts a portion of the Company’s short-term variable rate debt to a fixed rate.  Under this agreement, the Company pays a fixed rate and receives a variable rate of LIBOR.  The fair value of this interest rate derivative is based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivative is considered a level 2 input.

    (c)    Senior unsecured subordinated debt

As of June 30, 2008, the carrying amount of the senior unsecured subordinated debt (“Subordinated Debt”) was $7,688,800 (outstanding principal amount of $10,000,000 less unamortized debt discount of $2,311,200) and accrued interest payable was $0. The Company was in compliance with all covenants under the securities purchase agreement that governs the Subordinated Debt.  During June 2008, the Company and the Subordinated Debt noteholders agreed to extend from June 30, 2008, to July 31, 2008, the deadline for the closing of the second and final installment of the Company’s Subordinated Notes financing.  As discussed in Note 8, in July 2008, the Company and the Subordinated Debt noteholders agreed to a modification of the Subordinated Debt agreement and the Company issued Subordinated Notes in an aggregate principal amount of $4 million.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

5.    Notes Payable and Accrued Interest (continued)

    (d)    Special purpose financings

The Company has two special purpose financings in connection with AeroCentury V LLC and AeroCentury VI LLC.  In April 2008, the Company repaid the outstanding principal of $4,109,900 owed by AeroCentury V LLC under its special purpose financing and paid a prepayment penalty of $8,200. The Company intends to transfer ownership of the two aircraft that served as collateral for the financing from AeroCentury V LLC to AeroCentury Corp. during the third quarter of 2008, upon which the aircraft will be eligible as collateral under the Credit Facility.  Additionally, the leases for the two aircraft have been extended for two years to May 2010.  During the six months ended June 30, 2008, AeroCentury VI LLC repaid $176,300 of principal.  The principal amount owed under that note was $932,800 and interest of $1,600 was accrued at June 30, 2008. As of June 30, 2008, the Company was in compliance with all covenants of the AeroCentury VI LLC note obligation.

6.    Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
		(as restated)		(as restated)

Net income	$1,881,200	$1,537,100	$1,585,500	$513,300

Weighted average shares outstanding for the period	1,543,257	1,543,257	1,543,257	1,543,257
Dilutive effect of warrants	67,712	29,245	51,153	58,166
Weighted average diluted shares outstanding	1,610,969	1,572,502	1,594,410	1,601,423

Basic earnings per share	$1.22	$1.00	$1.03	$0.33
Diluted earnings per share	$1.17	$0.98	$0.99	$0.32

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

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

7.    Related Party Transactions

The Company has no employees.  Its portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").   Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. The Company recorded management fees of $1,772,700 and $1,367,200 for the six months ended June 30, 2008 and 2007, respectively. The Company paid acquisition fees totaling $437,000 and $445,400 to JMC during the six months ended June 30, 2008 and 2007, respectively, which are included in the cost basis of the aircraft purchased.  No remarketing fees were paid to JMC during the six months ended June 30, 2008 or 2007.

8.    Subsequent Events

In July 2008, the Company and the Subordinated Debt noteholders agreed to amend the Subordinated Debt agreement (the “Agreement”) to reduce the maximum amount of Subordinated Notes to be issued under the Agreement from $28 million to $14 million and to reduce the number of shares of the Company’s Common Stock issuable upon exercise of the Warrants issued to the Note Purchasers under the Agreement from 171,473 to 81,224.   The amendment also provided for the refund to the Company of certain fees paid to the Note Purchasers at the initial closing of the Agreement, as well as a portion of the unused commitment fees paid to the noteholders through June 30, 2008 and revised certain prepayment provisions of the Subordinated Debt agreement.  The net proceeds from the $4,000,000 of Subordinated Notes that were issued pursuant to the amendment were used to repay a portion of the Company’s Credit Facility debt.  The reduction of the warrants and the refund of fees are not expected to have a material impact on the Company’s operations.

In August 2008, the Company and the lessee of one of the Company’s Fokker 50 aircraft, the lease for which was to expire in November 2008, signed a return agreement that provides for an early return of the aircraft and the termination of the lessee’s obligation to pay rent after the execution date.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2007 and the unaudited financial statements and the related notes that appear elsewhere in this report.

Results of Operations for the Three Months and Six Months Ended June 30, 2008 and 2007

    (a)      Revenues

Operating lease revenue was $1,531,200 and $3,142,100 higher in the three months and six months ended June 30, 2008, respectively, versus the same periods in 2007, primarily because of increased operating lease revenue from aircraft purchased during 2007 and 2008 and re-leases during 2007 at increased rental rates for several of the Company’s aircraft. The aggregate effect of these increases was partially offset by a decrease in revenue related to aircraft that were off lease for all or part of the 2008 periods.

Maintenance reserves income, comprised of non-refundable reserves which are earned based on lessee aircraft usage, was $1,900,600 and $846,900 for the three months ended June 30, 2008 and 2007, respectively, and $3,650,100 and $1,674,300 for the six months ended June 30, 2008 and 2007, respectively.  Such income was $1,053,700 and $1,975,800 higher in the three months and six months ended June 30, 2008, respectively, versus the three months and six months ended June 30, 2007 as a result of the acquisition of aircraft in 2007.

Other income was $181,300 higher in the six months ended June 30, 2008 versus the same period in 2007, primarily as a result of $150,000 of compensation related to a re-lease transaction which was not consummated.

    (b)    Expense items

Interest expense was $323,100 lower in the three months ended June 30, 2008 versus the same period in 2007. This is primarily the result of a $355,900 gain recorded for the change in fair value of the Swap and a decrease in the average index rates upon which the Company’s senior debt interest rates were based during the three months ended June 30, 2008 compared to the same period in 2007.   The aggregate effect of these factors was partially offset by higher interest expense as a result of an increase in the Company’s average Subordinated Debt balance and net settlement interest totaling $70,500 related to the Swap in the 2008 period.

Interest expense was $584,500 higher in the six months ended June 30, 2008, respectively, versus the same period in 2007.  This is primarily the result of higher interest expense as a result of an increase in the Company’s average Subordinated Debt balance and interest incurred in connection with the Swap including a net loss of $114,700 recorded for the change in fair value of the Swap and net settlement interest totaling $84,800.  The increase was also due to an increase in the Company’s average outstanding Credit Facility balance during 2008.  The aggregate effect of these factors was partially offset by a decrease in the average index rates upon which the Company’s Credit Facility interest rates were based and a lower margin in the 2008 period compared to 2007.

Depreciation was $484,600 and $956,600 higher in the three months and six months ended June 30, 2008 versus the same periods in 2007, primarily because of purchases of aircraft during 2007 and 2008.  Management fees, which are calculated on the net book value of the aircraft owned by the Company, were $205,400 and $405,500 higher in the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007 because of higher net book values as a result of aircraft acquisitions.  The effects of this increase were partially offset by the effect of depreciation on the net book value of the Company’s aircraft.

The Company’s maintenance expense is dependent on the aggregate amount of the maintenance claims submitted by lessees for reimbursement from non-refundable reserves and expenses incurred in connection with off-lease aircraft.  Primarily as a result of higher total lessee claims, the Company incurred $552,900 and $2,708,900 more in maintenance expense in the three months and six months ended June 30, 2008, respectively, than in the same periods in 2007.  During the three months and six months ended June 30, 2008, $494,000 and $1,432,600, respectively, of the Company’s maintenance expense was funded by non-refundable maintenance reserves which were recorded as income when accrued.  The amounts funded by non-refundable maintenance reserves during the three months and six months ended June 30, 2007 reserves were $656,000 and $780,500, respectively.

Total professional fees and general and administrative expenses were $17,800 lower in the three months ended June 30, 2008 versus the same period in 2007, primarily because of lower accounting fees, the effect of which was only partially offset by higher legal expenses. Total professional fees and general and administrative expenses were $104,100 higher in the six months ended June 30, 2008 versus the same period in 2007, primarily because of additional costs incurred in connection with the audit of the Company’s 2007 financial statements and higher legal expenses.

The Company records non-income based sales, use, value-added and franchise taxes as other tax expense.  Such expenses were $24,900 higher in the three months ended June 30, 2008 versus the three months ended June 30, 2007 because no such expense was accrued during the same period in 2007.  Such expenses were $67,100 lower in the six months ended June 30, 2008 versus the same period in 2007 because, in 2008, the Company, upon completion of further analysis, reduced the accruals for value-added taxes, penalties and interest due in connection with an aircraft leased in Australia in the amount of $113,700.

The Company's insurance expense consists primarily of directors and officers insurance, as well as product liability insurance and insurance for off-lease aircraft and aircraft engines, which varies depending on the type and length of time each off-lease asset is insured.  Aircraft insurance expense was $40,500 and $88,000 higher in the three months and six months ended June 30, 2008, respectively, versus the same periods in 2007 as a result of off-lease assets.

The Company recorded no bad debt expense during the first six months of 2008.  During the first three months of 2007, the Company recorded bad debt expense of $15,700 for maintenance reserves that were written off in connection with a lessee’s early return of two aircraft.

The Company’s effective tax rate for the three months and six months ended June 30, 2008 and 2007 was approximately 34%.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt borrowings, special purpose financing and excess cash flows.

    (a)    Credit Facility

During the six months ended June 30, 2008, the Company borrowed $12,500,000 and repaid $1,500,000 of the outstanding principal under its revolving credit facility (the  “Credit Facility”).  The balance of the principal amount owed under the Credit Facility at June 30, 2008 was $70,596,000 and interest of $88,700 was accrued.

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

    (b)    Derivative instrument

In December 2007, the Company entered into a two-year interest rate swap (the “Swap”) with a notional amount of $20 million, under which it committed to make or receive a net settlement for the difference in interest receivable computed monthly on the basis of 30-day LIBOR and interest payable monthly on the basis of a fixed rate of 4.04% per annum.

The Company recognized net settlement expense related to the Swap of $70,500 and $84,800 for the three months and six months ended June 30, 2008, respectively, as a component of interest expense.  If short-term interest rates remain below the fixed rate of the Swap, the Company will incur additional interest expense as a result.

At June 30, 2008, the Company also recognized a $264,800 liability for the Swap on its condensed consolidated balance sheet in Notes Payable and Accrued Interest.  The Company also recognized a gain of $355,900 for the three months ended June 30, 2008 and a loss of $114,700 for the six months ended June 30, 2008 as a component of interest expense.  Market expectations of increasing interest rates will tend to decrease the fair value of the swap, and expectations of decreasing interest rates will tend to increase the fair value of the swap.

     (c)    Senior unsecured subordinated debt

As of June 30, 2008, the carrying amount of the senior unsecured subordinated debt (“Subordinated Debt”) was $7,688,800 (outstanding principal amount of $10,000,000 less unamortized debt discount of $2,311,200) and accrued interest payable was $0.  As of June 30, 2008, the Company was in compliance with all covenants under the Securities Purchase Agreement and is currently in compliance.

During June 2008, the Company and the Subordinated Debt noteholders agreed to extend from June 30, 2008, to July 31, 2008, the deadline for the closing of the second and final installment of the Company’s Subordinated Notes financing. In July 2008, the Company and the Subordinated Debt noteholders agreed to amend the Subordinated Debt agreement (the “Agreement”) to reduce the maximum amount of Subordinated Notes to be issued under the Agreement from $28 million to $14 million and to reduce the number of shares of the Company’s Common Stock issuable upon exercise of the Warrants issued to the Note Purchasers under the Agreement from 171,473 to 81,224.   The amendment also provided for the refund to the Company of certain fees paid to the Note Purchasers at the initial closing of the Agreement, as well as a portion of the unused commitment fees paid to the noteholders through June 30, 2008 and revised certain prepayment provisions of the Agreement.  The net proceeds from the $4,000,000 of Subordinated Notes that were issued in the second and final installment pursuant to the amendment were used to repay a portion of the Company’s Credit Facility debt.   Future acquisitions will be financed from funds available under the Credit Facility.

    (d)    Special purpose financings

The Company has two special purpose financings in connection with AeroCentury V LLC and AeroCentury VI LLC.  In April 2008, the Company repaid the outstanding principal of $4,109,900 owed by AeroCentury V LLC under its special purpose financing and paid a prepayment penalty of $8,200.  The Company intends to transfer ownership of the two aircraft that served as collateral for the financing from AeroCentury V LLC to AeroCentury Corp. during the third quarter of 2008, upon which the aircraft will be eligible as collateral under the Credit Facility.  Additionally, the leases for the two aircraft have been extended for two years to May 2010.  During the six months ended June 30, 2008, AeroCentury VI LLC repaid $176,300 of principal.  The principal amount owed under that note was $932,800 and interest of $1,600 was accrued at June 30, 2008.  As of June 30, 2008, the Company was in compliance with all covenants of the note obligations of AeroCentury Investments VI LLC.

    (e)    Cash flow

The Company's primary source of cash is lease rentals of its aircraft assets and its primary uses of cash are for interest and aircraft maintenance.  It is the Company’s policy to monitor each lessee’s needs in periods before leases are due to expire.  If it appears that a customer will not be renewing its lease, the Company immediately initiates marketing efforts to locate a potential new lessee or purchaser for the aircraft assets, in an attempt to reduce the time that an asset will be off lease. Currently, one of the Company’s deHavilland DHC-8-300 aircraft, one of its Fokker 50 aircraft, its two Saab 340A aircraft and one turboprop engine are off lease.  In June 2008, the Company and a regional carrier signed a term sheet for a four year re-lease of the two Saab 340A aircraft. The Company is not receiving rent income for its off-lease aircraft and may incur significant maintenance expense in order to prepare the aircraft for re-lease.  In addition, two of the Company’s other leases expire in 2008 and the aircraft may be returned to the Company.

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

        (i)    Operating activities

The Company’s cash flow from operations for the six months ended June 30, 2008 versus 2007 increased by $916,800.  The change in cash flow is a result of changes in several cash flow items during the year, including principally the following:

Lease rents, maintenance reserves and security deposits

Payments received from lessees for rent were $3,008,200 higher in the six months ended June 30, 2008 versus 2007, due primarily to the effect of increased payments for aircraft purchased during 2007, and re-leases during 2007 at increased rental rates for several of the Company’s aircraft. The aggregate effect of these increases was partially offset by a decrease in revenue related to aircraft that were off lease for all or part of the 2008 period.

Although increased demand generally in the turboprop market has caused lease rates to stabilize and, in some cases, rise, there can be no assurance that rental rates on aircraft to be re-leased will not decline, so that, absent additional acquisitions by the Company beyond those made in 2007 and in June 2008, aggregate lease revenues for the current portfolio could decline in the future.

Payments received for refundable and non-refundable maintenance reserves were $2,176,000 higher in the first six months of 2008 than in the first six months of 2007 as a result of usage in connection with aircraft acquired in 2007 and a net increase in average aircraft usage by the Company’s lessees, on which the amount of reserves is based.

During the six months ended June 30, 2008, the Company returned a $308,000 security deposit to a lessee upon return of an aircraft at lease end and received a $50,000 deposit in connection with the proposed re-lease of two of the Company’s off-lease aircraft.  During the same period in 2007, the Company received $700,000 of security deposits in connection with two aircraft purchased in June 2007.

Payments for maintenance

Payments for maintenance were $2,796,700 higher in the first six months of 2008 versus the same period in 2007 primarily as a result of higher payments during 2008 in connection with maintenance reserves claims submitted by lessees.  The amount of payments for maintenance in future periods will be dependent on the amount and timing of maintenance paid from lessee maintenance reserves held by the Company and maintenance paid for off-lease aircraft.

Payments for interest

Payments for interest increased by $143,600 in the first six months of 2008 compared to the same period in 2007, primarily as a result of an increase in the Company’s outstanding indebtedness under the Subordinated Notes and Credit Facility in 2008.  The effects of these increases were partially offset by a decrease in the average index rates upon which the Company’s senior debt interest rates were based and a lower margin in 2008 compared to 2007.

Interest payments in future periods will be determined by prevailing interest rates and the aggregate principal balance owed under the Credit Facility and the Subordinated Notes, which may be influenced by future acquisitions and/or required repayments of principal resulting from changes in the collateral base pursuant to the Company’s debt agreements with its lenders. Interest expense will increase significantly when further borrowings are made under the Credit Facility and the Subordinated Notes.  In addition, if short-term interest rates remain below the fixed rate of the Swap, the Company will incur additional interest expense as a result.

Payments for management fees

Payments for management fees increased by $437,100 in the six months ended June 30, 2008 versus the same period in 2007 because of higher net book values as a result of aircraft acquisitions.

Payments for professional fees and general and administrative expenses

Payments for professional fees and general and administrative expenses increased by $127,000 in the first six months of 2008 versus the same period in 2007 primarily because of higher accounting and legal fees.

Payments for aircraft insurance

Payments for aircraft insurance were $170,800 higher in the six months ended June 30, 2008 versus the same period in 2007 because the Company had more aircraft off lease in the 2008 period.

Income taxes

During the six months ended June 30, 2008, the Company received $210,500 of Federal tax refunds and paid taxes of $500.  The Company paid taxes of $1,200 in the six months ended June 30, 2007.

        (ii)    Investing activities

During the six months ended June 30, 2008 and 2007, the Company used cash of $14,081,800 and $13,601,000, respectively, for aircraft acquisitions and capital equipment installed on aircraft.

        (iii)    Financing activities

The Company borrowed $12,500,000 and $11,000,000 for aircraft financing and repaid $6,131,600 and $13,628,900 of its outstanding debt in the first six months of 2008 and 2007, respectively.  In the 2007 period, the Company also issued $10,000,000 of principal amount of Subordinated Notes, the net proceeds of which were used to repay a portion of the Company’s Credit Facility debt.

Outlook

As discussed above in “Liquidity and Capital Resources – (b) Subordinated Debt Financing the Company received $4,000,000 through the issuance of Subordinated Notes in July 2008.  The proceeds were used to pay down Credit Facility debt.  The Company anticipates that the available debt capacity under the Credit Facility will be sufficient to fund planned acquisitions for 2008.

In the second quarter of 2008, the Company and a regional carrier signed a term sheet for a four-year re-lease of two aircraft.  The aircraft are currently undergoing maintenance, the cost of which is expected to total approximately $600,000 which will be recognized in the second half of 2008.

In August 2008, due to its cessation of operations, the lessee of one aircraft signed a return agreement with the Company that provides for an early return of the aircraft and the termination of the lessee’s obligation to pay rent after the execution date. The Company is taking possession of the aircraft and assuming responsibility for its repair.  Maintenance reserves of approximately $1.1 million previously collected from the lessee and recorded as income will be used to prepare the aircraft for re-lease.  The cost of such work will be recognized as expense when the work is performed in the second half of 2008.

Two of the Company’s other aircraft leases expire in the fourth quarter of 2008. The Company believes that it will be successful in extending the leases for these aircraft. If the aircraft are returned at lease end, it is likely the Company will incur significant maintenance expense in the fourth quarter of 2008 and the first quarter of 2009, as a result of the use of previously collected reserves for maintenance that the lessee will be required to perform to meet the return obligations under the lease.

Even if the aircraft that are currently off lease and may come off lease in the remainder of 2008 remain off lease for an extended period of time, the Company believes it will be able to meet its operational needs and remain in compliance with the terms of its Credit Facility and Subordinated Notes.

The Company continually monitors the financial condition of its lessees to avoid unanticipated creditworthiness issues, and where necessary, works with lessees to ensure continued compliance with obligations under their respective leases.  Currently, the Company is closely monitoring the performance of two lessees with a total of three aircraft under lease.  The Company continues to work closely with these lessees to ensure compliance with their current obligations.  If any of the Company's current lessees are unable to meet their lease payment obligations, the Company's future operating results could be materially impacted.  Any weakening in the aircraft industry may also affect the performance of lessees that currently appear to the Company to be creditworthy.  See "Factors that May Affect Future Results – General Economic Conditions," below.

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

Factors that May Affect Future Results

Availability of Financing.  The Company’s continued growth will depend on its ability to obtain capital, either through debt or equity financings.  The financial markets have experienced certain setbacks related in many cases to lenders’ investments in mortgage backed securities.  As a result, the asset based debt financing market has tightened and liquidity has diminished. As a result, asset based debt financing may become more difficult to source in the near term.  While the Company believes it has sufficient capital to fund acquisitions through 2008, it will eventually need to seek additional capital once its credit facility is fully drawn.  The Company is currently seeking additional lenders for participation in its credit facility, and investigating other sources of debt financing. There is no assurance that the Company will succeed in finding such additional capital, and if such financing is found, it may not be on terms as favorable as its current debt financings.

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

The addition of the Subordinated Notes, while providing additional resources for acquisition by the Company of revenue generating assets, also has the effect of increasing the Company’s overall cost of capital, as the Subordinated Notes bear an effective overall interest rate that is currently higher than the rate charged on the Credit Facility.  Since the Subordinated Notes bear interest immediately upon issuance, the Company’s success in utilizing the proceeds to purchase income generating assets will be critical to the financial results of the Company.  The agreement under which the Subordinated Notes were issued also contains financial and other covenants which, if violated, could cause a default under the Subordinated Notes.

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

General Economic Conditions. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is in  a period of financial difficulty and contraction caused primarily by record-high fuel prices.  A number of carriers have ceased operations due to the inability to cover increased costs, and a possible global economic recession, which will certainly affect carriers’ revenue, may result in more failures.

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

Investment in New Aircraft Types.  The Company has traditionally invested in a limited number of types of turboprop aircraft and engines. While the Company intends to continue to focus solely on regional aircraft and engines, the Company has acquired Fokker 100 regional jet aircraft, and may continue to seek acquisition opportunities for new types and models of regional jet and turboprop aircraft and engines used in the Company's targeted customer base of regional air carriers.  Acquisition of other aircraft types and engines not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience managing those aircraft and engine types. The Company believes, however, that JMC personnel's overall industry experience and its technical resources should permit the Company to effectively manage such new aircraft types and engines.  Further, the broadening of the asset types in the aircraft portfolio may have a benefit of diversifying the Company's portfolio (See "Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” below).

Warrant Issuance.  As part of the Subordinated Notes financing, as revised upon the second and final closing in July 2008, the Subordinated Noteholders hold warrants to purchase up to 81,224 shares of the Company’s common stock, which represents 5% of the post-exercise fully diluted capitalization of the Company as of the initial closing of the Subordinated Notes financing.  The exercise price under the Warrants is $8.75 per share.  If the warrants to purchase shares are exercised, there could be dilution to the existing holders of Common Stock.  This dilution of the Company’s common stock could depress its trading price.

Concentration of Lessees and Aircraft Type. Currently, the Company’s four largest customers are located in Mexico, Antigua, Norway, Netherlands Antilles and Germany and currently account for approximately 17%, 14%, 11%, 11% and 11%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results, and therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

Currently, the Company owns eight DHC-8-300, fourteen Fokker 50 and seven Fokker 100 aircraft, making these three aircraft types the dominant types in the portfolio and representing 25%, 23% and 34%, respectively, based on net book value. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately large impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

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

Leasing Risks.  The Company’s successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and involves a number of risks.  Demand for lease or purchase of the assets depends on the economic condition of the airline industry, which is, in turn, sensitive to general economic conditions.  The ability to remarket equipment at acceptable rates may depend on the demand and market values at the time of remarketing.  The Company anticipates that the bulk of the equipment it acquires will be used aircraft equipment.  The market for used aircraft equipment is cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry.  The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of aircraft coming off-lease.  Values may also increase for certain aircraft types that become desirable based on market conditions and changing airline capacity.  If the Company were to purchase an aircraft during a period of increasing values, it would in turn need to lease such aircraft at a corresponding higher lease rate.

Risks Related to Regional Air Carriers.  Because the Company has concentrated its existing leases, and intends to continue to concentrate future leases, on regional air carriers, it is subject to additional risks.  Some of the lessees in the regional air carrier market are companies that are start-up, low-capital, low-margin operations.  Often, the success of such carriers is dependent upon contractual arrangements with major trunk carriers or franchises from governmental agencies that provide subsidies for operating essential air routes, both of which may be subject to termination or cancellation with short notice periods.  Because of this exposure, the Company typically is able to obtain generally higher lease rates from these types of lessees.  In the event of a business failure or bankruptcy of the lessee, the Company can generally regain possession of its aircraft, but the aircraft could be in substantially worse condition than would be the case if the aircraft were returned in accordance with the provisions of the lease at lease expiration.

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

Interest Rate Risk.  The Company’s current Credit Facility and the indebtedness of one of its special purpose subsidiaries carry a floating interest rate based upon short-term interest rate indices. Lease rates typically, but not always, move with interest rates, but market demand for the asset also affects lease rates. Because lease rates are fixed at the origination of leases, interest rate changes during the term of a lease have no effect on existing lease payments.  Therefore, if interest rates rise significantly, and there is relatively little lease origination by the Company following such rate increases, the Company could experience lower net income.   Further, even if significant lease origination occurs following such rate increases, if the contemporaneous aircraft market forces result in lower or flat rental rates, the Company could also experience lower net income.

The Company has chosen to hedge some, but not all, of its variable interest rate exposure.  Nonetheless, if an interest rate increase were great enough, the Company might not be able to generate sufficient lease revenue to meet its unhedged interest payment and other obligations and comply with the other covenants of its Credit Facility or indebtedness of one of its special purpose subsidiaries.  Furthermore, a drop in prevailing LIBOR rates would cause the hedge transaction to have a negative impact on the Company’s results.  If the one-month LIBOR rate applicable for an interest period is below the fixed swap rate set in the hedge, the Company will be obligated to pay the swap counterparty the difference between the fixed swap rate of 4.04% and that one-month LIBOR rate.  As of August 11, 2008, the one-month LIBOR rate was 2.50%.

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

In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in the condition as required under the lease.  In the ordinary course, a lessee has the obligation to return an aircraft to the Company in the condition required under a lease, which generally requires the aircraft be returned in equal or better condition than that at delivery to the lessee.  If the lessee becomes insolvent during the term of its lease and the Company has to repossess the aircraft from the lessee, it is unlikely that the lessee will have the financial ability to meet these return obligations.  Thus upon repossession, the Company will be required to expend its own resources to return the aircraft to a remarketable condition, and maintenance reserves collected from the lessee during the term of the lease may be insufficient to fund the total expense of such repair and maintenance.

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

Item 4T.  Controls and Procedures.

Quarterly evaluation of the Company’s Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”).  This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the report, the Company present the conclusions of the CEO and the CFO about the effectiveness of the Company's Disclosure Controls as of June 30, 2008.

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

Scope of the Controls Evaluation. The CEO/CFO evaluation of the Company’s Disclosure Controls included a review of the controls objectives and design, the controls implementation by the Company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, the CEO and CFO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is being done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s quarterly reports on Form 10-Q and annual report on Form 10-K. The overall goals of these various evaluation activities are to monitor the Company’s Disclosure Controls and to make modifications as necessary; the Company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (reflecting improvements and corrections) as conditions warrant.

Conclusions. Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that, as of June 30, 2008, the Company’s Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and then accumulated and communicated to Company management, including the CEO and CFO, as appropriate to make timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.  In accordance with SEC requirements, the CEO and CFO note that there has been no significant change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2008, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 1, 2008, the Company held its annual stockholders' meeting in San Carlos, California. At that meeting, Roy E. Hahn and Toni M. Perazzo were re-elected to the Board of Directors for three-year terms expiring in 2011:

The vote tally was as follows:

	FOR ELECTION	WITHHELD
Mr. Hahn	1,036,083	222,456
Ms. Perazzo	976,712	281,827

The stockholders also confirmed the appointment of BDO Seidman, LLP as auditors of the Company.

The vote was as follows:

In Favor	1,247,228
Withheld	3,045
Abstain	5,130

The terms of office for Marc J. Anderson, Neal D. Crispin, Thomas W. Orr, and Evan M. Wallach continued after the annual stockholders’ meeting on May 1, 2008.

The stockholders also approved an increase in the authorized number of shares of common stock of the Company from 3,000,000 to 10,000,000.

The vote was as follows:

In Favor	950,775
Withheld	27,096
Abstain	7,531

Item 6.  Exhibits

Exhibits

Exhibit Number	Description
3.6
Form of Certificate of Amendment of Certificate of Incorporation, incorporated herein by reference to Exhibit 99.1 of the Company’s Report on Form 8-K filed with the Securities & Exchange Commission on May 7, 2008

10.32
Form of Second Amendment to Securities Purchase Agreement between the Company and Satellite Fund II, L.P., Satellite Fund IV, L.P., The Apogee Group, LLC and Satellite Fund V, LLC, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed by the Company on July 23, 2008

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

AEROCENTURY CORP.

Date: August 13, 2008	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President - Finance & CFO