Form 10-Q
period 2008-11-13
AEROCENTURY CORP
filed 2008-11-13
CIK 1036848

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 13, 2008 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, issued, of which 63,300 are held as Treasury Stock.

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

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Item 1 “Financial Statements” the Company’s statements that the adoption of FSP 157-1 and 157-2 will not have a material effect on the Company’s financial statements; and that the Company expects to lease a DHC-8-300 aircraft in the fourth quarter to a current lessee; (ii) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” the Company’s statements regarding its belief that it will remain in compliance with the covenants of its Credit Facility; that it will re-lease a DHC-8-300 in the fourth quarter of 2008; that the other leases expiring in 2008 will be extended by their lessees; and that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its Credit Facility, Subordinated Notes financing and special purpose financings; (iii) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook” the Company’s statements regarding its belief that it will have sufficient debt capacity under its Credit Facility to fund planned acquisitions for the remainder of 2008 and 2009; that the Company will incur maintenance expense in the fourth quarter for work performed on an aircraft that was returned early in August 2008; that the Company expects to deliver a DHC-8-300 aircraft to a current lessee in the fourth quarter of 2008;  that the Company will be successful in extending the leases or find new lessees for aircraft with leases expiring during the fourth quarter of 2008;  that, even if the aircraft that are currently off lease and may come off lease in the remainder of 2008 remain off lease for an extended period of time, the Company will be able to meet its operational needs and remain in compliance with the terms of its Credit Facility and Subordinated Notes; and that the Company’s reported net income may be subject to significant fluctuations from quarter-to-quarter as a result of the adoption of FSP AUG AIR-1 and that with the recent acquisitions of Fokker 100s the fluctuations may have greater magnitude; and (iv) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” the Company’s statements regarding its belief that the current banking crisis will not have an immediate effect on the Company; that the lenders in its Credit Facility will continue to be able to honor their commitment to provide loans as committed in the Credit Facility agreements and that the unused capacity under the Credit Facility provides sufficient capital to fund acquisitions through the end of 2009; that the Company will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term; that JMC personnel's overall industry experience and its technical resources should permit the Company to effectively manage new aircraft types and engines; that the bulk of the equipment the Company acquires will be used aircraft equipment; that the Company intends to focus on regional air carriers and typically is able to obtain generally higher lease rates from regional carriers than mainline carriers; and that the Company is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers and that it benefits from JMC’s reputation.  These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results," including continued availability of Credit Facility financing; the compliance of the Company's lessees with obligations under their respective leases, risks related to use of debt financing for acquisitions; a sudden worsening in demand for regional aircraft or severe reduction in regional airline capacity; general economic conditions, particularly those that affect the air travel industry; the Company’s success in finding additional financing and appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.  Financial Statements.

AeroCentury Corp.
Condensed Consolidated Balance Sheets
Unaudited

ASSETS
	September 30, 2008	December 31, 2007

Assets:
Cash and cash equivalents	$2,471,500	$2,843,200
Accounts receivable, including deferred rent of $215,400 and $675,600 at September 30, 2008 and December 31, 2007, respectively	1,659,000	1,647,700
Aircraft and aircraft engine held for lease, net of accumulated depreciation of $31,489,600 and $26,163,200 at September 30, 2008 and December 31, 2007, respectively	127,481,300	118,924,000
Taxes receivable	1,626,800	1,835,600
Prepaid expenses and other	1,145,400	1,402,300

Total assets	$134,384,000	$126,652,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$434,600	$811,000
Notes payable and accrued interest	75,431,400	73,074,500
Maintenance reserves and accrued costs	7,727,800	6,025,500
Security deposits	5,467,900	5,696,500
Prepaid rent	971,800	1,028,000
Deferred income taxes	9,325,800	7,649,000
Taxes payable	29,900	228,600

Total liabilities	99,389,200	94,513,100

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid in capital	14,780,100	15,377,600
Retained earnings	20,717,200	17,264,600
	35,498,900	32,643,800
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	34,994,800	32,139,700

Total liabilities and stockholders’ equity	$134,384,000	$126,652,800

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
Unaudited

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
		(as restated)		(as restated)
Revenues and other income:

Operating lease revenue	$17,995,300	$13,811,500	$6,342,200	$5,300,500
Maintenance reserves income	5,534,000	2,826,800	1,883,900	1,152,500
Gain on sale of aircraft and aircraft engines	15,000	-	-	-
Other	199,900	20,000	10,100	11,500

	23,744,200	16,658,300	8,236,200	6,464,500
Expenses:

Interest	4,979,900	4,369,900	1,749,800	1,724,100
Depreciation	5,326,400	3,986,000	1,876,700	1,493,000
Management fees	2,730,000	2,161,600	957,300	794,400
Maintenance costs	4,555,500	1,301,200	920,800	375,300
Professional fees and general and administrative	584,200	490,300	149,200	159,700
Other taxes	(92,600)	313,600	(47,300)	291,800
Insurance	287,800	133,100	116,600	57,600
Bad debt expense	1,300	15,700	1,300	-

	18,372,500	12,771,400	5,724,400	4,895,900

Income before income taxes	5,371,700	3,886,900	2,511,800	1,568,600

Income tax provision	1,919,100	1,235,500	940,400	454,300

Net income	$3,452,600	$2,651,400	$1,571,400	$1,114,300

Earnings per share:
Basic	$2.24	$1.72	$1.02	$0.72
Diluted	$2.16	$1.67	$1.00	$0.69
Shares used in per share computations:
Basic	1,543,257	1,543,257	1,543,257	1,543,257
Diluted	1,596,850	1,588,082	1,572,.420	1,618,674

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended September 30,
	2008	2007
		(as restated)

Net cash provided by operating activities	$11,975,000	$11,605,300

Investing activities:
Proceeds from sale of aircraft engine	15,000	-
Purchases of aircraft	(13,883,800)	(25,873,200)
Net cash used by investing activities	(13,868,800)	(25,873,200)

Financing activities:
Borrowings under Credit Facility	12,500,000	21,500,000
Net proceeds received from issuance of subordinated notes payable	3,960,000	9,237,400
Debt issuance costs	285,800	(735,200)
Repayment of notes payable	(15,223,700)	(16,249,300)
Net cash provided by financing activities	1,522,100	13,752,900

Net decrease in cash and cash equivalents	(371,700)	(515,000)

Cash and cash equivalents, beginning of period	2,843,200	3,383,900

Cash and cash equivalents, end of period	$2,471,500	$2,868,900

During the nine months ended September 30, 2008 and 2007, the Company paid interest totaling $4,554,300 and $4,555,700 respectively.

During the nine months ended September 30, 2008, the Company paid income taxes totaling $3,700 and received $210,500 of federal tax refunds.  During the nine months ended September 30, 2007, the Company paid income taxes totaling $1,200 and received a $64,600 federal tax refund.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

1.  Organization and Summary of Significant Accounting Policies

(a)  Basis of Presentation

AeroCentury Corp., a Delaware corporation (the Company, as defined below) acquires used regional aircraft for lease to foreign and domestic regional carriers.  Financial information for AeroCentury Corp. and its wholly-owned subsidiaries, AeroCentury Investments V LLC (“AeroCentury V LLC”), dissolved on August 25, 2008, and AeroCentury Investments VI LLC (“AeroCentury VI LLC”) (collectively, the “Company”), is presented on a consolidated basis.  All intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

Borrowings under the Company’s revolving credit facility (the “Credit Facility”) and certain notes payable bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective rates of the Credit Facility and debt agreements approximate current market rates for such indebtedness at the balance sheet date.  The Company believes the carrying amount of its fixed rate debt approximates fair value at the balance sheet date.  As discussed in Note 5, the fair value of the Company’s interest rate swap derivative instrument is determined by reference to banker quotations.

(d)  Reclassifications

Certain of the prior period financial statement amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on previously reported net income or cash flows.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

1.  Organization and Summary of Significant Accounting Policies (continued)

 (e)  Recent Accounting Pronouncements

On May 14, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 162, “The Hierarchy of Generally Accepted Accounting Principles,” which codified the sources of accounting principles and the framework for selecting the principles to be used in preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles.  This statement is effective sixty days following the adoption by the Securities and Exchange Commission (“SEC”)  of the Public Company Accounting Oversight Board amendments to AU 411, “The Meaning of Fairly Presented in Conformity With Generally Accepted Accounting Principles,” and is not expected to have any effect on the Company’s condensed consolidated financial statements.

On March 19, 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008 and which requires enhanced disclosure about derivatives and hedging transactions.  Early adoption is encouraged.  SFAS 161 amends SFAS 133, and requires that objectives for using derivative instruments be disclosed in terms of the underlying risk and accounting designation, better conveying the purpose underlying the derivatives’ use in terms of the risk the reporting entity is intending to manage.  It further requires disclosure of the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk-related contingent features providing information on the potential effect on the reporting entity’s liquidity from using derivatives, and cross-referencing within footnotes.  The Company has not yet adopted the provisions of SFAS 161.  Adoption of SFAS 161 will require additional footnote disclosure but will not impact the amount of gain or loss recognized, or the financial position, of the Company.

The Company adopted SFAS 157, “Fair Value Measurements,” on
January 1, 2008.  Information regarding the Company’s fair value measurements is presented in Note 5.  During February 2008, two FASB Staff Positions (“FSP”) related to implementation of SFAS 157 were issued.  SFAS 157 provides guidance on the use of fair value measurements in generally accepted accounting standards.  FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” amends SFAS 157 to exclude SFAS 13 and other pronouncements that address fair value measurements for purposes of lease classification or amendment from the provisions of SFAS 157, except in the case of a business combination where such measures are governed by SFAS 141.  FSP 157-1 is effective upon adoption of SFAS 157.  FSP 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value, to fiscal years beginning after November 15, 2008 and interim periods within such years.  The Company does not believe that adoption of either of these FSPs will have a material effect upon its condensed consolidated financial statements.

In June 2008, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5").  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its condensed consolidated financial statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

2.  Restatement of Previously Issued Financial Statements –
Correction of an Error

In connection with the year-end audit of the Company’s 2007 consolidated financial statements, the Company identified certain errors in the unaudited interim financial statements for each of the fiscal quarters during years 2007 and 2006 and the annual financial statements for the year ended December 31, 2006. The errors principally related to incorrect treatment of two $450,000 non-contingent termination payments due from a lessee under two leases terminating in October 2007 and February 2008, respectively, that should have been recognized as operating lease revenue ratably over the three-year terms of the leases.

The Company restated its 2006 and 2007 quarterly and its 2006 annual results to correct the errors and reported the effects of such restatements in its Form 8-K filing dated February 27, 2008.

The following table shows the effect of that restatement on the Company’s condensed consolidated statement of operations for the three months and nine months ended September 30, 2007.  The restatement had no effect on the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2007.

Condensed Consolidated Statement of Operations
	For the Nine Months Ended September 30, 2007			For the Three Months Ended September 30, 2007
	As previously reported	As restated due to correction of an error	Increase	As previously reported	As restated due to correction of an error	Increase

Operating lease revenue	$13,582,900	$13,811,500	$228,600	$5,224,300	$5,300,500	$76,200
Maintenance reserves income	2,826,800	2,826,800	-	1,152,500	1,152,500	-
Other	20,000	20,000	-	11,500	11,500	-
	16,429,700	16,658,300	228,600	6,388,300	6,464,500	76,200

Interest	4,369,900	4,369,900	-	1,724,100	1,724,100	-
Depreciation	3,986,000	3,986,000	-	1,493,000	1,493,000	-
Maintenance	1,301,200	1,301,200	-	375,300	375,300	-
Management fees	2,161,600	2,161,600	-	794,400	794,400	-
Professional fees and other	952,700	952,700	-	509,100	509,100	-
	12,771,400	12,771,400	-	4,895,900	4,895,900	-

Income before taxes	3,658,300	3,886,900	228,600	1,492,400	1,568,600	76,200
Income tax provision	1,157,000	1,235,500	78,500	428,100	454,300	26,100
Net income	$2,501,300	$2,651,400	$150,100	$1,064,300	$1,114,300	$50,100
Earnings per share:
Basic	$1.62	$1.72	$0.10	$0.69	$0.72	$0.03
Diluted	$1.58	$1.67	$0.09	$0.66	$0.69	$0.03
Shares used in per share computations:
Basic	1,543,257	1,543,257	-	1,543,257	1,543,257	-
Diluted	1,588,082	1,588,082	-	1,618,674	1,618,674	-

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

3.Aircraft and Aircraft Engine Held for Lease

During the three months ended September 30, 2008, the Company did not purchase or sell any aircraft.  At September 30, 2008, the Company’s two Saab 340A aircraft, one of the Company’s deHavilland DHC-8-300 aircraft, one of the Company’s Fokker 50 aircraft and one turboprop engine were off lease.  As discussed in Note 9, the Company has a signed term sheet for the re-lease of the DHC-8-300 aircraft. The Fokker 50, the lease for which was to expire in November 2008, was returned to the Company in August 2008 pursuant to an early termination agreement with the lessee.  The aircraft is undergoing maintenance to prepare it for re-lease.

4.Maintenance Reserves and Accrued Costs

The accompanying condensed consolidated balance sheets reflect liabilities for maintenance reserves and accrued costs, which include refundable maintenance payments received from lessees based on usage.  At September 30, 2008, the Company’s maintenance reserves and accruals consisted of the following:

Refundable maintenance reserves	$5,427,200
Accrued costs	2,300,600
$7,727,800

Additions to and deductions from the Company’s accrued costs during the nine months ended September 30, 2008 and 2007 for aircraft maintenance were as follows:

	For the Nine Months Ended September 30,
	2008	2007
		(as restated)

Balance, beginning of period	$1,591,300	$3,846,700
Adjustment pursuant to FSP AUG AIR-1	-	(3,499,300)
Balance, beginning of period, adjusted for adoption of FSP AUG AIR-1	1,591,300	347,400

Additions:
Charged to expense	4,308,100	1,340,700

Deductions:
Paid for previously accrued maintenance	3,598,800	466,100
Reversals of over-accrued maintenance	-	172,500
	3,598,800	638,600

Net increase in accrued maintenance costs	709,300	702,100

Balance, end of period	$2,300,600	$1,049,500

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

5.  Notes Payable and Accrued Interest

At September 30, 2008, the Company’s notes payable and accrued interest consisted of the following:

Credit Facility principal	$61,596,000
Credit Facility accrued interest	84,500
Subordinated Notes principal	14,000,000
Subordinated Notes discount	(1,333,700)
Special purpose financing principal	840,800
Special purpose financing accrued interest	1,300
Interest Swap valuation	214,500
Interest Swap accrued interest	28,000
$75,431,400

 (a)  Credit Facility

During the nine months ended September 30, 2008, the Company borrowed $12,500,000 and repaid $10,500,000 of the outstanding principal under its Credit Facility.  As of September 30, 2008, the Company was in compliance with all covenants under the Credit Facility agreement.

The weighted average interest rate on the Credit Facility at September 30, 2008 and 2007 was 6.22% and 8.14%, respectively.

(b)  Derivative instrument

In December 2007, the Company entered into a two-year interest rate swap (the “Swap”) with a notional amount of $20 million, under which it committed to make or receive a net settlement for the difference in interest receivable computed monthly on the basis of 30-day LIBOR and interest payable monthly on the basis of a fixed rate of 4.04% per annum.

At September 30, 2008, the Company recorded the fair value of the Swap of $214,500 as a liability on its condensed consolidated balance sheet as a component of notes payable and accrued interest. The Company recorded a gain on the Swap of $50,200 for the three months ended September 30, 2008 and a loss of $64,500 for the nine months ended September 30, 2008 as a component of interest expense.  The Company also recognized additional interest expense on the net settlement of the Swap of $80,200 and $165,000 for the three months and nine months ended September 30, 2008, respectively, as a component of interest expense.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

5.Notes Payable and Accrued Interest (continued)

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

The following table summarizes the bases used to measure applicable financial assets and liabilities at fair value on a recurring basis in the balance sheet:

	Basis of Fair Value Measurements
	Balance at September 30, 2008	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Interest rate swap derivative	$214,500	$-	$214,500	$-

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

(c)  Senior unsecured subordinated debt

As of September 30, 2008, the Company was in compliance with all covenants under the securities purchase agreement that governs its subordinated debt (the “Subordinated Notes”).  In July 2008, the Company and the holders of Subordinated Notes agreed to amend the Subordinated Notes securities purchase agreement (the “Subordinated Notes Agreement”) to reduce the maximum amount of Subordinated Notes to be issued under the Agreement from $28 million to $14 million and to reduce the number of shares of the Company’s Common Stock issuable upon exercise of the Warrants issued to the holders of Subordinated Notes under the Subordinated Notes Agreement from 171,473 to 81,224.  The estimated fair value of the warrants cancelled was $597,400 and was recorded as a reduction to paid-in capital and debt discount.  The amendment also provided for the refund to the Company of certain fees paid to the purchasers of Subordinated Notes at the initial closing of the Subordinated Notes Agreement, as well as a portion of the unused commitment fees paid to the noteholders through June 30, 2008, and revised certain prepayment provisions of the Subordinated Notes Agreement.  The amendment was accounted for as a debt modification.  The net proceeds from the $4,000,000 of Subordinated Notes that were issued pursuant to the amendment were used to repay a portion of the Company’s Credit Facility debt.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

5.  Notes Payable and Accrued Interest (continued)

(d)  Special purpose financings

Until August 2008, the Company had two special purpose financings in connection with AeroCentury V LLC and AeroCentury VI LLC.  In April 2008, the Company repaid the outstanding principal of $4,109,900 owed by AeroCentury V LLC under its special purpose financing and paid a prepayment penalty of $8,200. In August 2008, the Company transferred ownership of the two aircraft that served as collateral for the financing from AeroCentury V LLC to AeroCentury Corp., at which time the aircraft became eligible as collateral under the Credit Facility.  On August 25, 2008, AeroCentury V LLC was dissolved.

During the nine months ended September 30, 2008, AeroCentury VI LLC repaid $268,400 of principal.  The principal amount owed under that note was $840,800 and interest of $1,300 was accrued at September 30, 2008. As of September 30, 2008, the Company was in compliance with all covenants of the AeroCentury VI LLC note obligation.

6.  Income Taxes

The Company’s effective tax rates of approximately 37% and 36% for the three months and nine months ended September 30, 2008, respectively, were substantially higher than the 29% and 32% for the same periods ended September 30, 2007, respectively, as a result of (i) the Company’s recognition of the tax benefits associated with foreign tax credits in the 2007 periods and (ii) recognition in 2008 of the effect of a difference for GAAP and tax purposes in the valuation of warrants issued in connection with the Company’s issuance of senior subordinated debt.

7.  Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
		(as restated)		(as restated)

Net income	$3,452,600	$2,651,400	$1,571,400	$1,114,300

Weighted average shares outstanding for the period	1,543,257	1,543,257	1,543,257	1,543,257
Dilutive effect of warrants	53,593	44,825	29,163	75,417
Weighted average diluted shares outstanding	1,596,850	1,588,082	1,572,420	1,618,674

Basic earnings per share	$2.24	$1.72	$1.02	$0.72
Diluted earnings per share	$2.16	$1.67	$1.00	$0.69

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

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

8.  Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").   Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. The Company recorded management fees of $2,730,000 and $2,161,600 for the nine months ended September 30, 2008 and 2007, respectively. The Company paid acquisition fees totaling $437,000 and $855,800 to JMC during the nine months ended September 30, 2008 and 2007, respectively, which are included in the cost basis of the aircraft purchased.  No remarketing fees were paid to JMC during the nine months ended September 30, 2008 or 2007.

9.  Subsequent Events

In October 2008, the Company signed a term sheet for the re-lease of its off-lease DHC-8-300 aircraft.   Delivery to the new lessee, which also leases two of the Company’s DHC-8-100 aircraft, is expected to occur in the fourth quarter of 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2007 and the unaudited financial statements and the related notes that appear elsewhere in this report.

Results of Operations for the Three Months and Nine Months Ended September 30, 2008 and 2007

(a)  Revenues

Operating lease revenue was $1,041,700 and $4,183,800 greater in the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, primarily because of increased operating lease revenue from aircraft purchased during 2007 and 2008 and re-leases of several of the Company’s aircraft during 2007 at increased rental rates. The aggregate effect of these increases was partially offset by a decrease in revenue related to aircraft that were off lease for all or part of the 2008 periods.

Maintenance reserves revenue, comprised of non-refundable reserves which are earned based on lessee aircraft usage, was $1,883,900 and $1,152,500 for the three months ended September 30, 2008 and 2007, respectively, and $5,534,000 and $2,826,800 for the nine months ended September 30, 2008 and 2007, respectively.  Such income was $731,400 and $2,707,200 greater in the three months and nine months ended September 30, 2008, respectively, compared to the 2007 periods primarily as a result of the increase in maintenance reserves resulting from the acquisition of aircraft in 2007.

Other income was $179,900 greater in the nine months ended September 30, 2008 compared to the same period in 2007, primarily as a result of $150,000 of compensation in 2008 for a potential re-lease transaction that was not consummated.

(b)  Expense items

Interest expense was $25,700 greater in the three months ended September 30, 2008 compared to the same period in 2007.  The Company incurred $356,700 more in interest expense related to its Subordinated Notes in the 2008 period than in 2007 as a result of a higher principal balance and amortization of fees.  During the three months ended September 30, 2008, the Company recorded $80,200 of net settlement interest related to the Swap, which was entered into on December 31, 2007.  The aggregate effect of these increases was almost entirely offset by $314,400 less interest related to the Company’s Credit Facility debt in the three months ended September 30, 2008 compared to the same period in 2007.  This decrease was a result of the net effect of lower average index rates upon which the Credit Facility’s interest rates were based, and a higher average Credit Facility balance. The Company also recorded a gain of $50,200 for the change in fair value of the Swap and $46,500 less in commitment fees related to the unused portion of its Credit Facility and Subordinated Notes debt.

Interest expense was $610,000 greater in the nine months ended September 30, 2008, compared to the same period in 2007.  The Company incurred $924,300 more in interest expense related to its Subordinated Notes in the 2008 period than in 2007 as a result of a higher principal balance and amortization of fees.  During the nine months ended September 30, 2008, the Company recorded $164,900 of net settlement interest related to the Swap and a loss of $64,500 for the change in fair value of the Swap.  The aggregate effect of these increases was partially offset by $518,900 less interest related to the Company’s Credit Facility debt in the nine months ended September 30, 2008 compared to the same period in 2007.  This decrease was a result of the net effect of lower average index rates upon which the Credit Facility’s interest rates were based, and a higher average Credit Facility balance. The Company also recorded $24,800 less in commitment fees related to the unused portion of its Credit Facility and Subordinated Notes debt.

Depreciation was $383,700 and $1,340,400 greater in the three months and nine months ended September 30, 2008 compared to the same periods in 2007, primarily because of purchases of aircraft during 2007 and 2008.  Management fees, which are calculated on the net book value of the aircraft owned by the Company, were $162,900 and $568,400 greater in the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 because of higher net book values as a result of aircraft acquisitions.  The effects of this increase were partially offset by the effect of depreciation on the net book value of the Company’s aircraft.

The Company’s maintenance expense is dependent on the aggregate amount of the maintenance claims submitted by lessees for reimbursement from non-refundable reserves and expenses incurred in connection with off-lease aircraft.  Primarily as a result of higher expense related to off-lease aircraft, the Company incurred $545,500 more in maintenance expense in the three months ended September 30, 2008 than in the same period in 2007.  In the nine months ended September 30, 2008, the Company incurred $3,254,300 more in maintenance expense than in the same period of 2007, as a result of an increase in total lessee claims in 2008, as well as an increase in expense related to off-lease aircraft.  During the three months and nine months ended September 30, 2008, $454,900 and $1,887,400 respectively, of the Company’s maintenance expense was funded by non-refundable maintenance reserves which were recorded as income when accrued.  The amounts funded by non-refundable maintenance reserves during the three months and nine months ended September 30, 2007 were $347,100 and $1,127,600, respectively.

The Company records non-income based sales, use, value-added and franchise taxes as other tax expense.  Such expenses were $339,100 and $406,200 lower in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Based on the Company’s analysis of value-added taxes related to an aircraft leased in Australia, the Company recorded value-added taxes, penalties and interest totaling $283,900 and $290,100 in the three months and nine months ended September 30, 2007, respectively.  Upon completion of further analysis and confirmation from the Australian tax authority, the Company reduced the accruals for such amounts in the three months and nine months ended September 30, 2008 by $63,400 and $177,100 respectively.

The Company's insurance expense consists primarily of directors and officers insurance, as well as product liability insurance and insurance for off-lease aircraft and aircraft engines, which varies depending on the type and length of time each off-lease asset is insured.  Aircraft insurance expense was $59,000 and $154,700 greater in the three months and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 as a result of differences in the type of and length of time the insured assets were off lease.

The Company’s effective tax rates of approximately 37% and 36% for the three months and nine months ended September 30, 2008, respectively, were substantially higher than the 29% and 32% for the three months and nine months ended September 30, 2007, respectively, as a result of (i) the Company’s recognition of the tax benefits associated with foreign tax credits in the 2007 periods and (ii) recognition in 2008 of the effect of a difference for GAAP and tax purposes in the valuation of warrants issued in connection with the Company’s issuance of the Subordinated Notes.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt borrowings, special purpose financing and excess cash flows.

(a)  Credit Facility

During the nine months ended September 30, 2008, the Company borrowed $12,500,000 and repaid $10,500,000 of the outstanding principal under its revolving credit facility (the  “Credit Facility”).  The balance of the principal amount owed under the Credit Facility at September 30, 2008 was $61,596,000 and interest of $84,500 was accrued.  At September 30, 2008, the Company was in compliance with all covenants of the Credit Facility.

The Company is currently in compliance with all covenants and, based on its current projections, the Company believes it will continue to be in compliance with all covenants of its Credit Facility, but there can be no assurance of such compliance in the future.  See "Factors That May Affect Future Results –  'Risks of Debt Financing’ and 'Credit Facility Obligations,’” below.

The Company's interest expense in connection with the Credit Facility generally increases and decreases with prevailing interest rates.  Because aircraft owners seeking financing generally can obtain financing through either leasing transactions or traditional secured debt financings, prevailing interest rates are a significant factor in determining market lease rates, and market lease rates generally move up or down with prevailing interest rates, assuming supply and demand of the desired equipment remain constant.  However, because lease rates for the Company’s assets typically are fixed under existing leases, the Company normally does not experience any positive or negative impact in revenue from changes in market lease rates due to interest rate changes until existing leases have terminated and new lease rates are set as aircraft are re-leased.  As discussed in (b) below, the Company entered into an interest rate swap in December 2007.

(b)  Derivative instrument

In December 2007, the Company entered into a two-year interest rate swap (the “Swap”) with a notional amount of $20 million, under which it committed to make or receive a net settlement for the difference in interest receivable computed monthly on the basis of 30-day LIBOR and interest payable monthly on the basis of a fixed rate of 4.04% per annum.

The Company recognized net settlement expense related to the Swap of $80,200 and $164,900 for the three months and nine months ended September 30, 2008, respectively, as a component of interest expense.  Short-term interest rates are currently below the fixed rate of the Swap. If short-term interest rates remain below the fixed rate of the Swap, the Company will incur additional interest expense as a result.

At September 30, 2008, the Company also recognized a $214,500 liability for the Swap on its condensed consolidated balance sheet as a component of notes payable and accrued interest.  The Company also recognized a gain of $50,200 for the three months ended September 30, 2008 and a loss of $64,500 for the nine months ended September 30, 2008 as a component of interest expense for the change in fair value of the swap contract.  Market expectations of increasing interest rates will tend to decrease the fair value of the swap, and expectations of decreasing interest rates will tend to increase the fair value of the swap.

 (c)  Senior unsecured subordinated debt

As of September 30, 2008, the carrying amount of the Subordinated Notes was $12,666,300 (outstanding principal amount of $14,000,000 less unamortized debt discount of $1,333,700) and accrued interest payable was $0.  As of September 30, 2008, the Company was in compliance with all covenants under the Subordinated Notes Agreement and is currently in compliance.

In July 2008, the Company and the holders of Subordinated Notes agreed to amend the Subordinated Notes Agreement to reduce the maximum amount of Subordinated Notes to be issued under the Subordinated Notes Agreement from $28 million to $14 million and to reduce the number of shares of the Company’s Common Stock issuable upon exercise of the Warrants from 171,473 to 81,224.  The Company recorded a reduction to paid-in capital and debt discount of $597,400 related to the reduction in Warrants.   The amendment also provided for the refund to the Company of certain fees paid at the initial closing of the Subordinated Notes Agreement, as well as a portion of the unused commitment fees paid through June 30, 2008 and revised certain prepayment provisions of the Subordinated Notes Agreement.  The net proceeds from the $4,000,000 of Subordinated Notes that were issued pursuant to the amendment were used to repay a portion of the Company’s Credit Facility debt.  Future acquisitions may be financed from funds available under the Credit Facility.

(d)  Special purpose financings

Until August 2008, the Company had two special purpose financings in connection with AeroCentury V LLC and AeroCentury VI LLC.  In April 2008, the Company repaid the outstanding principal of $4,109,900 owed by AeroCentury V LLC under its special purpose financing and paid a prepayment penalty of $8,200. In August 2008, the Company transferred ownership of the two aircraft that served as collateral for the financing from AeroCentury V LLC to AeroCentury Corp., upon which the aircraft became eligible as collateral under the Credit Facility.  On August 25, 2008, AeroCentury V LLC dissolved.  During the nine months ended September 30, 2008, AeroCentury VI LLC repaid $268,400 of principal.  The principal amount owed under that note was $840,800 and interest of $1,300 was accrued at September 30, 2008. As of September 30, 2008, the Company was in compliance with all covenants of the note obligations of AeroCentury Investments VI LLC and is currently in compliance.

(e)  Cash flow

The Company's primary source of cash is lease rentals of its aircraft assets. Currently, one of the Company’s deHavilland DHC-8-300 aircraft, one of its Fokker 50 aircraft, its two Saab 340A aircraft and one turboprop engine are off lease. The Company is not receiving rent income for its off-lease aircraft and may incur significant maintenance expense in order to prepare the aircraft for re-lease.  In October 2008, the Company signed a term sheet for the re-lease of its off-lease DHC-8-300 aircraft and delivery to the new lessee, which also leases two of the Company’s DHC-8-100 aircraft, is expected to occur in the fourth quarter of 2008. In addition, two of the Company’s other aircraft leases expire in 2008; however, the Company believes that it is likely that the aircraft will be retained by the lessee pursuant to lease extensions.

The Company’s primary uses of cash are for aircraft maintenance and interest. The amount and timing of the Company’s maintenance expenditures are dependent on the aggregate amount of the maintenance claims submitted by lessees for reimbursement from reserves and expenses incurred in connection with off-lease aircraft and preparation of such aircraft for re-lease.  The amount of interest paid by the Company is dependent on the outstanding balance of its Credit Facility, Subordinated Notes and special purpose financing debt.  In addition, the amount of interest expenditures related to the Company’s Credit Facility and special purpose financing debt are dependent on changes in prevailing interest rates.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its Credit Facility, Subordinated Notes financing and special purpose financings, based upon its estimates of future revenues and expenditures. The Company’s expectations concerning such cash flows are based on existing lease terms and rents, as well as numerous estimates, including (i) rents on assets to be re-leased, (ii) timely use of proceeds of unused debt capacity toward additional acquisitions of income producing assets, and (iii) the cost and anticipated timing of maintenance to be performed.  While the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  Among the more significant external factors outside the Company’s control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company’s profitability and causes the Company to violate covenants of its Credit Facility or its Subordinated Notes, which may in turn require repayment of some or all of the amounts outstanding under the Credit Facility or the Subordinated Notes, (ii) lessee non-performance or non-compliance with lease obligations (which may affect Credit Facility collateral limitations and Subordinated Notes covenants, as well as revenue and expenses), (iii) inability to locate and acquire a sufficient volume of additional aircraft assets at prices that will produce acceptable net returns and (iv) lessee performance of maintenance earlier than anticipated.

(i)  Operating activities

The Company’s cash flow from operations for the nine months ended September 30, 2008 compared to 2007 increased by $369,700.  The change in cash flow is a result of changes in several cash flow items during the year, including principally the following:

        Lease rents, maintenance reserves and security deposits

Payments received from lessees for rent were $3,977,900 greater in the nine months ended September 30, 2008 compared to 2007, due primarily to the effect of increased rent payments for aircraft acquired during 2007 and 2008, and re-leases during 2007 at increased rental rates for several of the Company’s aircraft. The aggregate effect of these increases was partially offset by a decrease in revenue related to aircraft that were off lease for all or part of the 2008 period.

Although increased demand generally in the turboprop market has caused lease rates to stabilize and, in some cases, rise, there can be no assurance that rental rates on aircraft to be re-leased will not decline, so that, absent additional acquisitions by the Company beyond those made in 2007 and in 2008, aggregate lease revenues for the current portfolio could decline in the future.

Payments received for refundable and non-refundable maintenance reserves are based on usage of the Company’s aircraft.  Such payments were $2,989,400 greater in the first nine months of 2008 than in the first nine months of 2007 as a result of usage of the five aircraft acquired in 2007, the effect of which was partially offset by a net decrease in average lessee usage of other aircraft owned by the Company.

During the nine months ended September 30, 2008, the Company returned a $307,980 security deposit to a lessee upon return of an aircraft at lease end and received $210,000 of deposits in connection with the proposed re-lease of three of the Company’s off-lease aircraft.  During the same period in 2007, the Company received $1,705,000 of security deposits in connection with four aircraft purchased in 2007 and re-leases of two aircraft.

        Payments for maintenance

Payments for maintenance were $3,758,100 greater in the first nine months of 2008 compared to the same period in 2007 as a result of increases in the amount of maintenance claims submitted by lessees in 2008 and the amount of maintenance for off-lease aircraft. The amount of payments for maintenance in future periods will be dependent on the amount and timing of maintenance paid from lessee maintenance reserves held by the Company and maintenance paid for off-lease aircraft.

        Payments for management fees

Payments for management fees increased by $603,500 in the nine months ended September 30, 2008 compared to the same period in 2007 because of an overall higher net book value as a result of aircraft acquisitions.

        Payments for professional fees and general and administrative expenses

Payments for professional fees and general and administrative expenses increased by $254,200 in the first nine months of 2008 compared to the same period in 2007 primarily because of higher accounting and legal fees.

        Payments for aircraft insurance

Payments for aircraft insurance were $184,500 greater in the nine months ended September 30, 2008 compared to the same period in 2007 because the Company had more aircraft off lease in the 2008 period.

        Income taxes

During the nine months ended September 30, 2008, the Company received $210,500 of federal tax refunds and paid taxes of $1,500.  The Company received a federal tax refund of $64,600 and paid taxes of $1,200 in the nine months ended September 30, 2007.

 (ii)  Investing activities

During the nine months ended September 30, 2008 and 2007, the Company used cash of $14,502,980 and $25,873,200 respectively, for aircraft acquisitions and capital equipment installed on aircraft.

(iii)  Financing activities

The Company borrowed $12,500,000 and $21,500,000 for aircraft financing and repaid $15,223,700 and $16,249,300 of its outstanding debt in the first nine months of 2008 and 2007, respectively.  The Company also issued $4,000,000 and $10,000,000 of principal amount of Subordinated Notes, the net proceeds of which were used to repay a portion of the Company’s Credit Facility debt in the first nine months of 2008 and 2007, respectively.

Outlook

As discussed above in “Liquidity and Capital Resources – (c) Senior unsecured subordinated debt,” the Company received $4,000,000 through the issuance of Subordinated Notes in July 2008.  The proceeds were used to pay down Credit Facility debt.  The Company anticipates that the available debt capacity under the Credit Facility will be sufficient to fund planned acquisitions for the remainder of 2008 and 2009.

In the second quarter of 2008, the Company and a regional carrier signed a term sheet for a four-year re-lease of two aircraft and the carrier tendered a refundable security deposit.  As a result, the Company began performing maintenance on one of the aircraft and such work was substantially complete at September 30, 2008.  In early October, based on the financial condition of the potential lessee, the Company and the regional carrier terminated negotiations for the lease of both aircraft, and the Company returned the security deposit. The Company is currently seeking other re-lease opportunities for both aircraft, and maintenance on the second aircraft will not commence until a new lessee is identified.

In August 2008, due to its cessation of operations, the lessee of one aircraft signed a return agreement with the Company that provided for an early return of the aircraft and the termination of the lessee’s obligation to pay rent after the execution date. The Company is taking possession of the aircraft and assuming responsibility for its repair.  Maintenance reserves of approximately $1.1 million previously collected from the lessee and recorded as income will be used to prepare the aircraft for re-lease.  Approximately $157,000 of such work was recorded as expense in the third quarter of 2008.  The balance of such work will be recognized as expense when the work is performed in the fourth quarter of 2008.

In October 2008, the Company and a lessee signed a term sheet for a three-year re-lease of the Company’s off lease DHC-8-300 aircraft and delivery is expected to occur in the fourth quarter of 2008.  The Company and the lessee, which also leases two of the Company’s DHC-8-100 aircraft, also agreed to a three-year extension of the lease for one of those aircraft.

Two of the Company’s other aircraft leases expire in the fourth quarter of 2008. The Company believes that it will be successful in extending the leases for these aircraft. If the aircraft are returned at lease end, it is likely the Company will incur significant maintenance expense in the fourth quarter of 2008 and the first quarter of 2009, as a result of the use of previously collected reserves for maintenance that the lessee will be required to perform to meet the return obligations under the leases.

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

Factors that May Affect Future Results

Availability of Financing.  The Company’s continued growth will depend on its ability to obtain capital, either through debt or equity financings.  The financial markets have experienced certain setbacks related in many cases to certain financial institutions’ investments in mortgage-backed securities.  As a result, commercial lending origination has dramatically decreased, and asset based debt financing is now more difficult to obtain.  The Company believes that the current banking crisis will not have an immediate effect on the Company.  The Company believes the lenders in its Credit Facility will continue to be able to honor their commitment to provide loans as committed in the Credit Facility agreements and that the unused capacity under the Credit Facility provides sufficient capital to fund acquisitions through the end of 2009.  The Company, however, will eventually need to seek additional capital once its Credit Facility is fully drawn.  The Company is currently seeking additional lenders for participation in its Credit Facility, and investigating other sources of debt financing. There is no assurance that the Company will succeed in finding such additional capital, and if such financing is found, it may not be on terms as favorable as its current debt financings.

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

The addition of the Subordinated Notes, while providing additional resources for acquisition by the Company of revenue generating assets, also has the effect of increasing the Company’s overall cost of capital, as the Subordinated Notes bear an effective overall interest rate that is currently higher than the rate payable under the Credit Facility.  Since the Subordinated Notes bear interest immediately upon issuance, the Company’s success in utilizing the proceeds to purchase income-generating assets will be critical to the financial results of the Company.  The agreement under which the Subordinated Notes were issued also contains financial and other covenants which, if violated, could cause a default under the Subordinated Notes.

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

General Economic Conditions. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is in a period of financial difficulty and contraction caused primarily by recent record-high fuel prices and may be severely affected by a possible global recession brought on by the ongoing credit crisis.  Continuing unavailability of additional debt financing relied on by many regional carriers caused by the current credit crisis and a possible global economic recession, which will certainly affect carriers’ revenue, may result in more failures.  A widespread economic setback in the industry may result in the increased possibility of an economic failure of one or more of the Company’s lessees.  If lessees experience financial difficulties, this could, in turn, affect the Company’s financial performance.

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

Investment in New Aircraft Types.  The Company has traditionally invested in a limited number of types of turboprop aircraft and engines. While the Company intends to continue to focus solely on regional aircraft and engines, the Company has acquired Fokker 100 regional jet aircraft, and may continue to seek acquisition opportunities for new types and models of regional jet and turboprop aircraft and engines used in the Company's targeted customer base of regional air carriers.  Acquisition of other aircraft types and engines not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience managing those aircraft and engine types. The Company believes, however, that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage such new aircraft types and engines.  Further, the broadening of the asset types in the aircraft portfolio may have a benefit of diversifying the Company's portfolio (see "Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” below).

Warrant Issuance.  As part of the Subordinated Notes financing, as revised upon the second and final closing in July 2008, the holders of Subordinated Notes hold warrants to purchase up to 81,224 shares of the Company’s common stock, which represents 5% of the post-exercise fully diluted capitalization of the Company as of the initial closing of the Subordinated Notes financing.  The exercise price under the Warrants is $8.75 per share.  If the warrants to purchase shares are exercised, there could be dilution to the existing holders of Common Stock.  This dilution of the Company’s common stock could depress its trading price.

Concentration of Lessees and Aircraft Type. Currently, the Company’s five largest customers are located in Mexico, Antigua, Norway, Netherlands Antilles and Germany and currently account for approximately 17%, 14%, 11%, 11% and 11%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results, and therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

Currently, the Company owns eight DHC-8-300, fourteen Fokker 50 and seven Fokker 100 aircraft, making these three aircraft types the dominant types in the portfolio and representing 25%, 23% and 34%, respectively, of net book value. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately large impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

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

Risks Related to Regional Air Carriers.  Because the Company’s customer base is regional air carriers and the Company continues to focus on regional carriers, it is subject to additional risks.  Some of the lessees in the regional air carrier market are companies that are start-up, low-capital, low-margin operations.  Often, the success of such carriers is dependent upon contractual arrangements with major trunk carriers or franchises from governmental agencies that provide subsidies for operating essential air routes, both of which may be subject to termination or cancellation with short notice periods.  Because of this exposure, the Company typically is able to obtain generally higher lease rates from these types of lessees.  In the event of a business failure or bankruptcy of the lessee, the Company can generally regain possession of its aircraft, but the aircraft could be in substantially worse condition than would be the case if the aircraft were returned in accordance with the lease provisions at lease expiration.

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

The Company has chosen to hedge some, but not all, of its variable interest rate exposure.  Nonetheless, if an interest rate increase were great enough, the Company might not be able to generate sufficient lease revenue to meet its unhedged interest payment and other obligations and comply with the other covenants of its Credit Facility or indebtedness of one of its special purpose subsidiaries.  Furthermore, a drop in prevailing LIBOR rates would cause the hedge transaction to have a negative impact on the Company’s results.  If the one-month LIBOR rate applicable for an interest period is below the fixed swap rate set in the hedge, the Company will be obligated to pay the swap counterparty the difference between the fixed swap rate of 4.04% and that one-month LIBOR rate.  As of November 12, 2008, the one-month LIBOR rate was 1.4375%.

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

Reliance on JMC.  All management of the Company is performed by JMC under a Management Agreement between the Company and JMC, which is in the eleventh year of a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Company’s Board of Directors (the “Board”) has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company's relationship with JMC and the performance of JMC's obligations to the Company under the Management Agreement, as it would have for any third party service provider to the Company.  While JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, all of the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and its stockholders.  In addition, certain officers of the Company hold significant ownership positions in the Company and JHC, the parent company of JMC.

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

Competition.  The aircraft leasing industry is highly competitive.  The Company competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources.  However, the Company believes that it is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.  This market segment, which is characterized by transaction sizes of less than $10 million and lessee creditworthiness that may be strong, but generally unrated, is not well served by the Company’s larger competitors.  JMC has developed a reputation as a global participant in this segment of the market, and the Company believes that JMC’s reputation benefits the Company.  There is, however, no assurance that competition from larger aircraft leasing companies will not increase significantly or that JMC’s reputation will continue to be strong in this market segment.

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

Item 4T.  Controls and Procedures.

Quarterly evaluation of the Company’s Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”).  This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the report, the Company present the conclusions of the CEO and the CFO about the effectiveness of the Company’s Disclosure Controls as of September 30, 2008.

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

Conclusions. Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that, as of September 30, 2008, the Company’s Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and then accumulated and communicated to Company management, including the CEO and CFO, as appropriate to make timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.  In accordance with SEC requirements, the CEO and CFO note that there has been no significant change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.Exhibits

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

AeroCentury Corp.

Date: November 13, 2008	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Sr. V. P. & C.F.O.