Form 10-K
period 2008-12-31
AEROCENTURY CORP
filed 2009-03-13
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:  001-13387

AeroCentury Corp.
(Exact name of Registrant as Specified in Its Charter)

Delaware	94-3263974
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1440 Chapin Avenue, Suite 310
Burlingame, California 94010
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code:  (650) 340-1888

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act.
Yes  ☐No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐
Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐No  ☒

On March 13, 2009 the aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price as of March 12, 2009) was $5,591,400.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) Part I, Item 1, “Description of Business,” the Company’s statements regarding its belief that the Company can purchase assets at an appropriate price and maintain an acceptable overall on-lease rate for them; that the Company is able to enter into transactions with a wider range of lessees than its competitors; that the Company does not anticipate further asset-based term loans with the current lender to its special purpose subsidiary; and that the Company has a competitive advantage due to its experience and operational efficiency and JMC’s global reputation; (ii) in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements regarding its belief that it will remain in compliance with the covenants of its Credit Facility; that the Company will continue to be in compliance with all covenants of its Subordinated Notes Agreement;  that the Company will be successful in extending the leases for a majority of aircraft coming off lease in 2009; and that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its Credit Facility, Subordinated Notes financing and special purpose financings and that this belief is based on reasonable assumptions;  (iii) in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements regarding its belief that many air carriers will reduce capacity due to the current economic downtown which may result in fewer leasing or sales opportunities for the Company; that there may be increased demand for sale-leasebacks; that the Company’s borrowing capacity will be sufficient to fund 2009 acquisitions; that the total maintenance expense to prepare one of the Company’s Saab 340A aircraft will be approximately $367,000, that the total maintenance expense to prepare the off-lease Fokker 50 aircraft will be $1.8 million; that the Company expects to deliver the Fokker 50 to a new lessee in the second quarter of 2009; that the Company will not receive significant monetary recovery from a defaulting insolvent Australian lessee of a Saab 340B; that the total maintenance expense to prepare that Saab 340B aircraft for re-lease will be approximately $1.2 million; that the Company will be able to complete the maintenance and re-lease that Saab 340B during 2009;  that the Company will be successful in extending the leases for a majority of the aircraft coming off lease in 2009; and that due to the adoption of FSP AUG AIR-1 the Company’s reported net income may be subject to significant fluctuations; (iv) in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” the Company’s statements regarding its belief that the current banking crisis will not have an immediate effect on the Company; that the lenders in its Credit Facility will continue to be able to honor their commitment to provide loans as committed in the Credit Facility agreements and that the unused capacity under the Credit Facility provides sufficient capital to fund acquisitions through the end of 2009; that the current lenders in the Credit Facility will remain as participants in the amount for which they are currently committed when the Credit Facility expires in March 2010; that the Company will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term; that JMC personnel's overall industry experience and its technical resources should permit the Company to effectively manage new aircraft types and engines; that the bulk of the equipment the Company acquires will be used aircraft equipment; that the Company intends to focus on regional air carriers and typically is able to obtain generally higher lease rates from regional carriers than mainline carriers; and that the Company is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers and that it benefits from JMC’s reputation; and (v) in Part I, Item 8, “Financial Statements,” that the Company will not receive significant monetary recovery from a defaulting insolvent Australian lessee of a Saab 340B aircraft.  These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results," including the impact of the current economic downtown on the Company’s customer base of regional air carriers; the continued availability of financing for acquisitions; the compliance of the Company's lessees with obligations under their respective leases; risks related to use of debt financing for acquisitions; the Company’s success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.    Description of Business.

Business of the Company

AeroCentury Corp., a Delaware corporation incorporated in 1997 (the Company, as defined below) acquires used regional aircraft for lease to foreign and domestic regional carriers.  Financial information for AeroCentury Corp. and its wholly-owned subsidiaries, AeroCentury Investments V LLC (“AeroCentury V LLC”) which was dissolved on August 25, 2008, and AeroCentury Investments VI LLC (“AeroCentury VI LLC”) (collectively, the “Company”), is presented on a consolidated basis.  All intercompany balances and transactions have been eliminated in consolidation.

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

The Company is engaged in the business of investing in used regional aircraft equipment leased to foreign and domestic regional air carriers and has been engaged in such business since its formation. The Company’s principal business objective is to increase stockholder value by acquiring aircraft assets and managing those assets in order to provide a return on investment through lease revenue and, eventually, sale proceeds.  The Company strives to achieve its business objective by reinvesting cash flow and using short-term and long-term debt and/or equity financing.

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

When considering whether to accept transactions with a lessee, the Company examines the creditworthiness of the lessee, its short and long-term growth prospects, its financial status and backing, the experience of its management, and the impact of pending governmental regulation or de-regulation of the lessee’s market, all of which are weighed in determining the lease rate that is offered to the lessee. In addition, where applicable, it is the Company’s policy to monitor the lessee’s business and financial performance closely throughout the term of the lease, and if requested, provide assistance drawn from the experience of the Company’s management in many areas of the air carrier industry.  Because of its “hands-on” approach to portfolio management, the Company believes it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies.

The Company has funded its asset acquisitions primarily through debt financing supplemented by free cash flow.  The primary source of debt has been a revolving credit facility, expiring in March 2010, provided by a syndicate of banks, with National City Bank as agent (the “Credit Facility”). The current amount available under the Credit Facility is $80 million and may be increased to a maximum of $110 million.  An additional $14 million in debt financing was raised through the issuance of 16% senior unsecured subordinated notes ("Subordinated Notes") in 2007 and 2008, due December 30, 2011, the proceeds of which were used to pay down amounts previously borrowed under the Credit Facility.  There is currently approximately $24,000,000  of unused capacity available for draw under the Credit Facility.  The Company has also financed acquisition of assets with a lender through asset-based term loans using a special purpose subsidiary, but does not anticipate further financings with this lender.

Working Capital Needs

The Company’s portfolio of assets has historically generated revenues which have exceeded the Company’s cash expenses, which consist mainly of management fees, maintenance expense, financing interest payments, professional fees, insurance and, beginning in April 2009, principal payments of the Subordinated Notes pursuant to an amortization schedule.

The Company's management fees payable to JMC are based upon the size of the asset pool. Pursuant to Financial Accounting Standards Board (“FASB”) Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”), which the Company adopted on January 1, 2007, maintenance costs are recognized as an expense as incurred.  Because the Company has steadily increased its borrowing under the Credit Facility, and issued the Subordinated Notes in 2007 and 2008 to raise additional capital, interest expense has become an increasingly large portion of the Company’s expenses. Professional fees are paid to third parties for expenses not covered by JMC under the Management Agreement.  Insurance expense includes amounts paid for directors and officers insurance, as well as product liability insurance and aircraft insurance for periods when an aircraft is off lease.  So long as the Company succeeds in keeping the majority of its assets on lease and interest rates do not rise significantly and rapidly, the Company’s cash flow should be sufficient to cover these expenses and Subordinated Notes payments and provide excess cash flow.

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

Dependence on Significant Customers

For the year ended December 31, 2008, the Company had five significant customers, which accounted for 17%, 15%, 11%, 11% and 10%, respectively, of lease revenue, aggregating 64% of total revenue.  Concentration of credit risk with respect to lease receivables will diminish in the future only if the Company is able to lease additional assets or re-lease to new customers assets currently on lease to significant customers.

Employees

Under the Company’s management contract with JMC, JMC is responsible for all administration and management of the Company.  Consequently, the Company does not have any employees.

Item 2.    Description of Property.

As of December 31, 2008, the Company did not own or lease any real property, plant or materially important physical properties.  The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010.  However, since the Company has no employees and the Company’s portfolio of leased aircraft assets is managed and administered under the terms of the Management Agreement with JMC, all office facilities are provided by JMC.

At December 31, 2008, the Company owned eight deHavilland DHC-8-300s, three deHavilland DHC-8-100s, three deHavilland DHC-6s, fourteen Fokker 50s, two Saab 340As, six Saab 340Bs, seven Fokker 100s and one turboprop engine which are on lease or held for lease.

Item 3.    Legal Proceedings.

The Company is not involved in any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The shares of the Company’s Common Stock are traded on the New York Stock Exchange (“NYSE”) Alternext U.S. exchange (formerly known as the American Stock Exchange)  (“AMEX”) under the symbol “ACY.”

Market Information

The Company’s Common Stock has been traded on the AMEX since January 16, 1998.  The following table sets forth the high and low sales prices reported on the AMEX for the Company’s Common Stock for the periods indicated:

Period	High	Low
Fiscal year ending December 31, 2009:
First quarter through March 12, 2009	$11.00	$3.15
Fiscal year ended December 31, 2008:
Fourth Quarter	14.55	7.60
Third Quarter	17.20	8.85
Second Quarter	18.40	7.76
First Quarter	26.67	13.30
Fiscal year ended December 31, 2007:
Fourth Quarter	24.37	13.20
Third Quarter	21.90	12.70
Second Quarter	20.59	10.95
First Quarter	24.50	6.58

On March 12, 2009, the closing stock sale price on the AMEX was $4.65 per share.

Number of Security Holders

According to the Company’s transfer agent, the Company had approximately 1,700 stockholders of record as of March 2, 2009.  Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of beneficial stockholders, the Company is unable to estimate the total number of beneficial stockholders represented by those record holders.

Dividends

No dividends have been declared or paid to date.  The Company has no plans at this time to declare or pay dividends, and intends to re-invest any earnings into the acquisition of additional revenue generating aircraft equipment.

The terms of the Credit Facility and Subordinated Notes prohibit the Company from declaring or paying dividends on its Common Stock, except for cash dividends in an aggregate annual amount not to exceed 50% of the Company's net income in the immediately preceding fiscal year so long as immediately prior to and immediately following such dividend the Company is not in default under the Credit Facility and Subordinated Notes agreements.

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

Item 6.    Selected Financial Data.

This report does not include information described under Item 301 of Regulation S-K pursuant to the rules of the Securities and Exchange Commission that permit “smaller reporting companies” to omit such information.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company owns regional aircraft and engines, which are leased to customers under triple net operating leases. The acquisition of such equipment is generally made using debt financing. The Company’s profitability and cash flow are dependent in large part upon its ability to acquire equipment, obtain and maintain favorable lease rates on such equipment, and re-lease or sell owned equipment that comes off lease.  The Company is subject to the credit risk of its lessees, both as to collection of rental payments under its operating leases and as to performance by lessees of their obligations to maintain the equipment.  Since lease rates for assets in the Company’s portfolio generally decline as the assets age, the Company’s ability to maintain revenue and earnings is primarily dependent upon the Company’s ability to acquire and lease additional aircraft.

The Company’s principal cash expenditures are for management fees, maintenance expense, financing interest payments, professional fees, insurance and, beginning in April 2009, principal payments of the Subordinated Notes pursuant to an amortization schedule. Maintenance expenditures are incurred when aircraft or equipment are off lease, are being prepared for re-lease, or require maintenance in excess of lease return conditions, as well as when maintenance work is performed in connection with the release of maintenance reserves previously received by the Company from lessees. See “c. Maintenance Reserves and Accrued Costs,” below, regarding the Company’s accounting treatment of maintenance expenses.

The most significant non-cash expenses include aircraft and equipment depreciation and impairment provisions, which are affected by significant estimates, and, beginning in the second quarter of 2007, amortization of costs associated with the Company’s Subordinated Notes, which is included in interest expense.

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

The Company’s significant accounting policies are described in Notes 1 and 4 to the consolidated financial statements.  The Company believes that the most critical accounting policies include the following: Aircraft Capitalization and Depreciation; Impairment of Long-lived Assets; Maintenance Reserves and Accrued Costs; Accounting for Income Taxes; and Revenue Recognition and Accounts Receivable and Allowance for Doubtful Accounts.

a.    Aircraft Capitalization and Depreciation

The Company’s interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs.  Since inception, the Company has purchased only used aircraft.  It is the Company’s policy to hold aircraft for approximately twelve years unless market conditions dictate otherwise.  Depreciation is computed using the straight-line method over the twelve year period to an estimated residual value based on appraisal, which is adjusted periodically.  Decreases in the market value of aircraft could not only affect the current value, discussed above, but could also affect the assumed residual value.

b.    Impairment of Long-lived Assets

The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-lived Assets."  Such review includes estimating current market values, re-lease rents, residual values and component values.  The estimates are based on currently available market data and third-party appraisals and are subject to fluctuation from time to time.  The Company initiates its review annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.  Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and if different conditions prevail, material write downs may occur.  During 2008, the Company recorded an impairment provision of $745,000 for one of its off-lease aircraft based on the difference between the net book value and the fair value of the aircraft.

c.    Maintenance Reserves and Accrued Costs

Maintenance costs under the Company’s triple net operating leases are typically the responsibility of the lessees, and the majority of the Company’s leases require the payment of monthly maintenance reserves.  Maintenance reserves and accrued costs in the accompanying consolidated balance sheets includes: (i) refundable maintenance payments received from lessees, which are paid out as related maintenance is performed, (ii) for lessees who pay non-refundable maintenance reserves, estimated maintenance costs accrued at the time a reimbursement claim or sufficient information is received regarding maintenance work performed, and (iii) maintenance for work performed for off-lease aircraft, which is not related to the release of reserves received from lessees.

Upon adoption of FSP AUG AIR-1 on January 1, 2007, as discussed in Note 4 to the consolidated financial statements, the Company was required to discontinue the accrue-in-advance method of accounting for planned major maintenance for financial reporting periods beginning on January 1, 2007.  The Company evaluated the impact of the adoption of this new staff position and elected to use the direct expensing method, under which maintenance costs are expensed as incurred.  Under this method, non-refundable maintenance reserves for planned major maintenance are reflected as income based on reported usage, if collectability is reasonably assured.

Maintenance reserves are set by mutual agreement of the Company and its lessee at inception of the lease and are based on the Company's estimate of the total maintenance cost at some future point resulting from the lessee’s usage. Reserve rates are typically subject to an annual adjustment provision that accounts for inflation of maintenance costs.   If a lessee is required to repair a component during the lease or perform a repair at lease end in order to comply with aircraft return conditions, it will be entitled to collect the reserves related to that repair from the Company, and any excess costs would then be the responsibility of the lessee.  Therefore, if maintenance rates do not accurately reflect the true cost of a repair, the Company will not incur any financial impact.  If, however, the Company repossesses an aircraft upon a lessee default, the Company would incur expense for the entire cost of the maintenance, and if maintenance rates under the defaulted lease inaccurately reflect the costs of the lessee's usage, such costs would be in excess of collected reserves.  It is also possible that, in the case of a repossessed aircraft, in order to remarket the aircraft, certain inspections and repairs would need to be performed earlier than otherwise required by the manufacturer's or regulatory specifications and anticipated by the Company.  In such a case, the collected reserves from the defaulted lessee, which were set assuming a normal interval between repairs, would likely be insufficient to cover the total cost incurred by the Company.

d.    Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and GAAP purposes.  These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet.  Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance.  To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease in the tax provision in the consolidated statements of operations.  As discussed in Notes 1 and 9 to the consolidated financial statements, the Company adopted FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007, which prescribes treatment of “unrecognized tax positions” and requires measurement and disclosure of such amounts.

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

Results of Operations

(a)    Revenues

Operating lease revenue was $4,995,100 greater in 2008 compared to 2007, primarily because of a $6,348,000 increase in operating lease revenue from aircraft purchased during 2007 and 2008 and re-leases of several of the Company’s aircraft during 2007 and 2008 at increased rental rates. The aggregate effect of these increases was partially offset by a decrease in revenue related to aircraft that were off lease for all or part of 2008 in the amount of $1,327,000.

Maintenance reserves revenue, comprised of non-refundable reserves which are earned based on lessee aircraft usage, was $7,169,300 and $4,309,700 in 2008 and 2007, respectively.  Such income was $2,859,600 greater in 2008 compared to 2007 primarily as a result of the maintenance reserves increase related to aircraft acquisitions in 2007.

Gain on sale of aircraft and aircraft engines and other income included $150,000 of compensation in 2008 paid by a lessee for canceling a potential re-lease transaction.  In 2007, a gain of $97,500 for the sale of parts of a damaged engine was included in this item.

(b)    Expense items

Interest expense was $893,800 greater in 2008 compared to 2007.  The Company incurred $1,178,200 more in interest expense related to its Credit Facility and Subordinated Notes in 2008 than in 2007 as a result of a higher principal balances.  The Company incurred $602,000 more of amortization expense as a result of a full year of Subordinated Notes fee amortization in 2008 compared to a partial year in 2007. During 2008, the Company recorded $232,900 of net settlement interest related to its interest rate swap compared to no such expense in the prior year.  The Company also recorded a loss in fair value of $495,800 related to the interest rate swap compared to a $150,000 loss in 2007.  The aggregate effect of these increases was partially offset by $1,409,800 less interest related to the Company’s Credit Facility debt in 2008 compared to 2007 as a result of lower average interest rates. The Company also recorded $55,300 less in unused commitment and renewal fees related to its Credit Facility, Subordinated Notes and special purpose financing debt in 2008 compared to 2007 primarily as a result of a lower average unused balances.

Depreciation was $1,607,600 greater in 2008 compared to 2007, primarily because of purchases of aircraft during 2007 and 2008.   As a result of the Company’s SFAS 144 analysis as of December 31, 2008, the Company recorded an impairment provision of $745,000 for one of its off-lease aircraft based on the difference between the net book value and the fair value at that date.  The Company recorded no such provisions in 2007.

Management fees, which are calculated on the net book value of the aircraft, were $659,400 greater in 2008 compared to 2007 because of higher net book values as a result of aircraft acquisitions.  The effects of this increase were partially offset by the effect of depreciation on the net book value of the Company’s aircraft.

The Company’s maintenance expense is dependent on the aggregate amount of maintenance incurred by lessees related to non-refundable reserves and expenses incurred in connection with off-lease aircraft.  In 2008, the Company recognized $4,376,500 more in maintenance expense than in 2007, as a result of an increase in total lessee work incurred in 2008, as well as an increase in expense related to off-lease aircraft.  During 2008 and 2007, $2,680,500 and $1,707,600 respectively, of the Company’s maintenance expense was funded by non-refundable maintenance reserves which were recorded as income when accrued.

The Company records non-income based sales, use, value-added and franchise taxes as other tax expense.  Such expenses were $404,100 lower in 2008 compared to 2007.  Based on the Company’s analysis of value-added taxes related to an aircraft leased in Australia, the Company recorded value-added taxes, penalties and interest totaling $326,700 in 2007.  Upon completion of further analysis and confirmation from the Australian tax authority, the Company reduced the accruals for such amounts in 2008 by $177,100.

The Company's insurance expense consists primarily of directors and officers insurance, as well as product liability insurance and insurance for off-lease aircraft and aircraft engines, which varies depending on the type and length of time each off-lease asset is insured.  Aircraft insurance expense was $157,400 greater in 2008 compared to 2007 as a result of differences in the type of and length of time the insured assets were off lease.

The Company’s effective tax rates for the years ended December 31, 2008 and 2007 were approximately 36% and 29%, respectively.  The change in rate was the result of (i) recognition in 2008 of the effect of a difference for GAAP and tax purposes in the valuation of warrants issued in connection with the Company’s issuance of the Subordinated Notes (which increased the effective tax rate for 2008) and (ii) the Company’s recognition in 2007 of tax benefits associated with a decision to amend its tax returns to claim foreign tax credits rather than deduct foreign taxes for several prior years (which lowered the effective rate for 2007).

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt borrowings, special purpose financing and excess cash flows.

(a)    Credit Facility

The Company’s Credit Facility, which is collateralized by all of the assets of AeroCentury Corp., expires on March 31, 2010.  The current amount available under the Credit Facility is $80 million and may be increased to a maximum of $110 million.  During 2008, the Company borrowed $12,500,000 and repaid $14,000,000 of the outstanding principal under its Credit Facility.  As of December 31, 2008, the Company was in compliance with all covenants under the Credit Facility agreement, $58,096,000 in principal amount was outstanding, interest of $39,500 was accrued and there was $21,904,000 of borrowing capacity remaining. As of December 31, 2007, the Company was in compliance with all covenants under the Credit Facility agreement, $59,596,000 in principal amount was outstanding, interest of $144,400 was accrued, and there was $20,404,000 in borrowing capacity remaining.  Under the terms of the Credit Facility, the Company pays a commitment fee based upon the applicable commitment fee rate on the unused portion of the Credit Facility.  Commitment fees are expensed as incurred and paid quarterly in arrears.

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

(b)    Derivative instrument

In December 2007, the Company entered into a two-year interest rate swap (the “Swap”) with a notional amount of $20 million, under which it committed to make or receive a net settlement for the difference in interest receivable computed monthly on the basis of 30-day LIBOR and interest payable monthly on the basis of a fixed rate of 4.04% per annum. The Swap is designed to limit exposure to interest rate increases on $20 million of the Company’s Credit Facility debt by fixing the net interest payable over the term of the Swap.

Under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company is required to recognize the fair value of the Swap as an asset or liability at its fair value, which is based upon the amount the Company would receive or pay to terminate its agreements at the reporting date, taking into account market conditions and the creditworthiness of the derivative counterparties.  Because the Swap does not qualify as a hedge, the value of the Swap is marked to market at the end of each reporting period and changes in fair value of the Swap are reported in the consolidated statement of operations as interest expense. As such, at December 31, 2008 and 2007, the Company recorded the fair value of the Swap of $645,800 and $150,000, respectively, as a liability on its consolidated balance sheet as a component of notes payable and accrued interest. The Company recorded a loss on the Swap of $495,800 and $150,000 for 2008 and 2007, respectively, as a component of interest expense.  The Company also recognized additional interest expense on the net settlement of the Swap of $232,900 in 2008 as a component of interest expense.

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

The Company’s interest rate swap agreement effectively converts a portion of the Company’s short-term variable rate debt to a fixed rate.  Under this agreement, the Company pays a fixed rate and receives a variable rate of LIBOR.  The fair value of this interest rate derivative is based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivative is considered a Level 2 input in 2008 and 2007.

 (c)    Senior unsecured subordinated debt

In April 2007, the Company entered into a securities purchase agreement (the “Subordinated Notes Agreement”), whereby the Company would issue 16% senior unsecured Subordinated Notes, with an aggregate principal amount of $28 million to certain note purchasers.   The Subordinated Notes were to be issued at 99% of the face amount and are due December 30, 2011.  Principal payments which fully amortize the balance of the Subordinated Notes are due beginning April 30, 2009 through December 30, 2011 in amounts necessary to cause (i) the balance of the Subordinated Notes and (ii) the ratio of total outstanding debt under the Credit Facility and Subordinated Notes compared to the discounted portfolio value to not exceed amounts specified in the Securities Notes Agreement.

Under the Subordinated Notes Agreement, the holders of Subordinated Notes also were issued warrants to purchase up to 171,473 shares of the Company's common stock at an exercise price of $8.75 per share.  The warrants are exercisable for a four-year period after the earliest of (i) a change of control, or (ii) the final maturity of the related Subordinated Notes, which is December 30, 2011.  Pursuant to an investors rights agreement, the warrants are subject to registration rights that require the Company to use commercially reasonable efforts to register the shares issued upon exercise of the warrants on a registration statement filed with the SEC.

In July 2008, the Company and the holders of Subordinated Notes agreed to amend the Subordinated Notes Agreement to reduce the maximum amount of Subordinated Notes to be issued under the Agreement from $28 million to $14 million and to reduce the number of shares of the Company’s common stock issuable upon exercise of the warrants issued to the holders of Subordinated Notes under the Subordinated Notes Agreement from 171,473 to 81,224.  The estimated fair value of the warrants cancelled was $597,500 and was recorded as a reduction to paid-in capital and debt discount.  The amendment also provided for the refund to the Company of certain fees paid to the purchasers of Subordinated Notes at the initial closing of the Subordinated Notes Agreement, as well as a portion of the unused commitment fees paid to the noteholders through June 30, 2008, and revised certain prepayment provisions of the Subordinated Notes Agreement.  The amendment was accounted for as a debt modification.  The net proceeds from the $4,000,000 of Subordinated Notes that were issued pursuant to the amendment were used to repay a portion of the Company’s Credit Facility debt.

As of December 31, 2008, the carrying amount of the Subordinated Notes was approximately $12,833,500 (outstanding principal amount of $14,000,000 less unamortized debt discount of approximately $1,166,500) and accrued interest payable was $0.  As of December 31, 2007, the carrying amount of the Subordinated Notes was approximately $7,612,100 (outstanding principal amount of $10,000,000 less unamortized debt discount of approximately $2,387,900) and accrued interest payable was $0.  As of December 31, 2008 and 2007, the Company was in compliance with all covenants under the Subordinated Notes Agreement.  The Company is currently in compliance with all covenants and, based on its current projections, the Company believes it will continue to be in compliance with all covenants of its Subordinated Notes Agreement, but there can be no assurance of such compliance in the future.  See "Factors That May Affect Future Results –  'Risks of Debt Financing’ and 'Credit Facility Obligations,’” below.

(d)    Special purpose financings

In September 2000, a special purpose subsidiary acquired a deHavilland DHC-8-100 aircraft using cash and bank financing separate from the Credit Facility.   The related note obligation, which was due April 15, 2006, was refinanced in April 2006 using bank financing from another lender, and the subsidiary was dissolved. The aircraft was transferred to AeroCentury VI LLC, a newly formed special purpose limited liability company, which borrowed $1,650,000, due October 15, 2009.  The note bears interest at an adjustable rate of one-month LIBOR plus 3%.  The note is collateralized by the aircraft and the Company’s interest in AeroCentury VI LLC and is non-recourse to AeroCentury Corp.  Payments due under the note consist of monthly principal and interest through April 20, 2009, interest only from April 20, 2009 until the maturity date, and a balloon principal payment due on the maturity date.  During 2008, $361,200 of principal was repaid on the note.  The principal amount owed under the note at December 31, 2008 was $748,000 and interest of $700 was accrued.  The principal amount owed under the note at December 31, 2007 was $1,109,100 and interest of $2,700 was accrued.  As of December 31, 2008 and 2007, the Company was in compliance with all covenants of this note obligation and is currently in compliance.

In November 2005, the Company refinanced two DHC-8-300 aircraft that had been part of the collateral base for the Credit Facility.  The financing, which was provided by a bank by means separate from the Credit Facility, was provided to a newly formed special purpose subsidiary, AeroCentury V LLC, to which the aircraft were transferred.  The financing resulted in a note obligation in the amount of $6,400,000, due November 10, 2008, which accrued interest at the rate of 7.87%.  The note was collateralized by the aircraft and the Company’s interest in AeroCentury V LLC and was non-recourse to AeroCentury Corp.  Payments due under the note consisted of monthly principal and interest through April 22, 2008.  In April 2008, the Company repaid the outstanding principal of $4,109,900 owed by AeroCentury V LLC under its special purpose financing and paid a prepayment penalty of $8,200. In August 2008, the Company transferred ownership of the two aircraft that served as collateral for the financing from AeroCentury V LLC to AeroCentury Corp., at which time the aircraft became eligible as collateral under the Credit Facility.  The principal amount owed under the note at December 31, 2007 was $4,455,300 and interest of $4,900 was accrued.  As of December 31, 2007, the Company was in compliance with all covenants of this note obligation.  On August 25, 2008, AeroCentury V LLC was dissolved.

(e)    Future maturities of notes payable

As of December 31, 2008, principal payments due under the Company’s Credit Facility, Subordinated Notes and special purpose financing were as follows:

Less than one year	$5,286,000
1-3 years	67,558,000
4-5 years	-
After 5 years	-
$72,844,000

(f)    Cash flow

The Company's primary source of cash is lease rentals of its aircraft assets. Currently, one of the Company’s Fokker 50 aircraft, its two Saab 340A aircraft, one of its Saab 340B aircraft and one turboprop engine are off lease, for which the Company is not currently receiving rent income.  The Company has and will continue to incur significant maintenance expense in order to prepare these aircraft for re-lease. Ten of the Company’s leases expire in 2009.  The Company believes that it will be successful in extending the leases for a majority of the aircraft, given preliminary indications from current lessees.

The Company’s primary uses of cash are for management fees, maintenance expense, financing interest payments, professional fees, insurance and, beginning in April 2009, principal payments of the Subordinated Notes pursuant to an amortization schedule. The amount and timing of the Company’s maintenance expenditures are dependent on the aggregate amount of the maintenance claims submitted by lessees for reimbursement from reserves and expenses incurred in connection with off-lease aircraft and preparation of such aircraft for re-lease.  The amount of interest paid by the Company is dependent on the outstanding balance of its Credit Facility, Subordinated Notes and special purpose financing debt.  In addition, the amount of interest expenditures related to the Company’s Credit Facility and special purpose financing debt are dependent on changes in prevailing interest rates.

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

While the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  Among the more significant external factors outside the Company’s control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company’s profitability and causes the Company to violate covenants of its Credit Facility or its Subordinated Notes, which may in turn require repayment of some or all of the amounts outstanding under the Credit Facility or the Subordinated Notes, (ii) lessee non-performance or non-compliance with lease obligations which may affect Credit Facility collateral limitations and Subordinated Notes covenants, as well as revenue and expenses, (iii) inability to locate and acquire a sufficient volume of additional aircraft assets at prices that will produce acceptable net returns, (iv) lessee performance of maintenance earlier than anticipated and (v) failure of the Credit Facility participants to fully fund their respective commitments.

(i)    Operating activities

The Company’s cash flow from operations for the year ended December 31, 2008 compared to 2007 decreased by $458,800.  The change in cash flow is a result of changes in several cash flow items during the year, including principally the following:

Lease rents, maintenance reserves and security deposits

Payments received from lessees for rent were $4,214,200 greater in 2008 compared to 2007, due primarily to rent payments for aircraft acquired during 2007 and 2008, and re-leases during 2007 and 2008 at increased rental rates for several of the Company’s aircraft. The aggregate effect of these increases was partially offset by a decrease in revenue related to aircraft that were off lease for all or part of the 2008 period.

Payments received for refundable and non-refundable maintenance reserves are based on usage of the Company’s aircraft.  Such payments were $3,072,900 greater in 2008 than in 2007 as a result of usage of the aircraft acquired in 2007, the effect of which was partially offset by a net decrease in average lessee usage of other aircraft owned by the Company.

During 2008, the Company returned a $308,000 security deposit to a lessee upon return of an aircraft at lease end and received $240,000 of deposits in connection with the re-lease of one of the Company’s aircraft.  During 2007, the Company received $1,980,000 of security deposits in connection with aircraft purchased in 2007 and re-leases of two aircraft and returned security deposits totaling $377,500 at the end of two leases.

Sales proceeds and other income

In 2008, the Company received $150,000 of compensation for a potential re-lease transaction that was not consummated.  In 2007, the Company received $97,500 for the sale of parts of a damaged engine.

Payments for interest

Payments for interest decreased by $406,100 in 2008 compared to 2007.  The Company paid $903,800 less interest related to the Company’s Credit Facility and special purpose financing debt in 2008 compared to 2007.  This decrease was a result of the net effect of lower average index rates upon which the Credit Facility’s and one of the special purpose financing interest rates were based, and higher average balances.  The Company also paid $54,500 less in commitment fees related to the unused portion of its Credit Facility and Subordinated Notes debt and $400,000 less of Credit Facility renewal fees in 2008 compared to 2007. The aggregate effect of these decreases was partially offset by an increase of $767,100 in interest expense related to the Company’s Subordinated Notes in 2008 compared to 2007 as a result of a higher principal balance.  During 2008, the Company also recorded $185,100 of net settlement interest related to the Swap.

Payments for maintenance

Payments for maintenance were $5,113,800 greater in 2008 compared to 2007 as a result of increases in the amount of maintenance claims submitted by lessees in 2008 and the amount of maintenance for off-lease aircraft. The amount of payments for maintenance in future periods will be dependent on the amount and timing of maintenance paid from lessee maintenance reserves held by the Company and maintenance paid for off-lease aircraft.

Payments for amounts accrued related to aircraft acquisitions and capital equipment additions

During 2008, the Company paid $344,900 for amounts capitalized and accrued in 2007 related to aircraft acquisitions and capital equipment additions to aircraft owned by the Company.

Payments for management fees

Payments for management fees increased by $704,500 in 2008 compared to 2007 because of an overall higher net book value as a result of aircraft acquisitions in 2007 and 2008.

Payments for professional fees and general and administrative expenses

Payments for professional fees and general and administrative expenses increased by $128,200 in 2008 compared to 2007 primarily because of higher accounting and legal fees.

Payments for aircraft insurance

Payments for aircraft insurance were $280,300 greater in 2008 compared to 2007 because the Company had more aircraft off lease in the 2008 period.

Income taxes

Federal and state income tax receipts net of payments were $119,900 higher in 2008 than in 2007.  In 2008, the Company made payments of $3,700 for federal and state taxes and received a tax refund of $210,500 as a result of amending its 2003 and 2005 federal tax returns.  In 2007, the Company made payments of $1,200 for state taxes and received federal tax refunds of $88,100 as a result of amending its 2003 and 2006 federal tax returns.

 (ii)    Investing activities

During 2008 and 2007, the Company used cash of $13,929,700 and $32,333,400 respectively, for aircraft acquisitions and capital equipment installed on aircraft.

(iii)    Financing activities

The Company borrowed $12,500,000 and $25,500,000 for aircraft financing and repaid $18,816,500 and $18,077,600 of its outstanding debt in 2008 and 2007, respectively.  The Company also issued $4,000,000 and $10,000,000 of principal amount of Subordinated Notes in 2008 and 2007, respectively, the net proceeds of which were used to repay a portion of the Company’s Credit Facility debt.

Outlook

Because the global economy is in a significant downturn, the Company anticipates that many air carriers will be forced to reduce capacity, which may negatively impact their needs for additional aircraft, which in turn may mean fewer leasing or sales opportunities for the Company. To date, except for the lease termination and payment deferral discussed below, the Company has not experienced significant changes in any of its customers’ payment timeliness but has seen indications of a weakening in the financial condition and operating results of some customers.

The current tightening of the credit markets may create increased demand for sale-leasebacks from carriers as a way to monetize owned assets, or from carriers that are proceeding with fleet expansion but are unable to obtain asset-based acquisition loans.  The Company therefore anticipates that there will be opportunities for acquisitions during 2009, and that the available borrowing capacity under the Credit Facility will be sufficient to fund acquisitions projected for 2009.

The Company is currently seeking to re-lease its two Saab 340A aircraft and one Fokker 50 aircraft that are off lease. One of the Saab 340A aircraft has already had significant maintenance performed on it to ready it for remarketing.  Maintenance on the second Saab 340A aircraft, estimated to cost approximately $367,000 will not commence until a new lessee is identified.  The Fokker 50 aircraft was returned early by its lessee, which ceased operations in late 2008.  Maintenance reserves of approximately $1.1 million previously collected from the lessee and previously recorded as income are being used to partially fund the work necessary to prepare the aircraft for re-lease. The repair work commenced in late 2008, and the Company recorded approximately $1.2 million of expense through December 31, 2008.  The remaining work will be recognized as expense when it is performed in the first half of 2009.  Total maintenance expense to prepare this aircraft for re-lease is estimated to be $1.8 million.  A current lessee of two of the Company’s aircraft and the Company are currently negotiating a term sheet for the off-lease Fokker 50 aircraft.

In January 2009, the Company terminated its lease for a Saab 340B with an Australian lessee due to payment default and other breaches under the lease.  The expiration date of the lease for this aircraft had been in March 2009. The Company is likely to incur significant expense to repossess the aircraft and prepare it for remarketing during 2009. The lessee has ceased operations and is being wound up under its local insolvency laws.  The Company will file a claim for its unpaid obligations and other expenses arising from the lessee’s breach but does not anticipate a significant monetary recovery on such claim, as the Company is an unsecured creditor and the lessee appears to have insufficient remaining assets to satisfy secured creditors who have priority over unsecured creditors in the liquidation.  This aircraft will require approximately $1.2 million of maintenance to prepare it for re-lease, but the Company believes that it will be able to complete such maintenance and find a new customer for the aircraft during 2009.

Ten of the Company’s other aircraft leases expire in 2009.  The Company believes that it will be successful in extending the leases for a majority of these aircraft, given preliminary indications from current lessees. If the aircraft that are currently off lease remain off lease for an extended period of time and the Company is not successful in extending the leases for a majority of the ten aircraft with leases expiring in 2009, the Company may not be able to meet its operational needs or remain in compliance with the terms of its Credit Facility and Subordinated Notes. Although increased demand generally in the turboprop market has caused lease rates to stabilize and, in some cases, rise, there can be no assurance that rental rates on aircraft to be re-leased will not decline, so that, absent additional acquisitions by the Company beyond those made in 2007 and in 2008, aggregate lease revenues for the current portfolio could decline in the future.

The Company continually monitors the financial condition of its lessees to avoid unanticipated creditworthiness issues, and where necessary, works with lessees to ensure continued compliance with obligations under their respective leases.  Currently, the Company is closely monitoring the performance of three lessees with a total of seven aircraft under lease.  The Company continues to work closely with these lessees to ensure compliance with their current obligations. In February 2009, the Company and the lessee of two of the Company’s aircraft agreed to defer a portion of the rent and maintenance reserves due from the lessee.  The deferral is to be paid in four monthly installments beginning in March 2009.  If any of the Company's current lessees are unable to meet their lease payment obligations, the Company's future operating results could be materially impacted.  Any weakening in the aircraft industry may also affect the performance of lessees that currently appear to the Company to be creditworthy.  See "Factors that May Affect Future Results – General Economic Conditions," below.

Beginning on January 1, 2007, due to the adoption of FSP AUG AIR-1, the Company began to accrue non-refundable maintenance reserves billed to lessees as income based on aircraft usage and record maintenance expenses as incurred.  The Company accrues estimated maintenance costs based on information provided by its third party lessees and, accordingly, estimates of such expenses depend on timely and accurate reporting by such parties.  The Company believes that its reported net income may be subject to significant fluctuations from quarter-to-quarter as a result of the adoption of FSP AUG AIR-1.  Due to the recent acquisition of Fokker 100 jet engine powered aircraft, the magnitude of these fluctuations may be greater as a result of the higher maintenance reserve rates and related maintenance expense for jet engines as compared to turboprop engines.

Factors that May Affect Future Results

Availability of Financing.  The Company’s continued growth will depend on its ability to obtain capital, either through debt or equity financings.  The financial markets have experienced certain setbacks related in many cases to certain financial institutions’ investments in mortgage-backed securities.  As a result, commercial lending origination has dramatically decreased, and asset based debt financing is now more difficult to obtain.  The Company believes that the current banking crisis will not have an immediate effect on the Company.  The Company believes the lenders in its Credit Facility will continue to be able to honor their commitment to provide loans as committed in the Credit Facility agreements and that the unused capacity under the Credit Facility provides sufficient capital to fund acquisitions through the end of 2009.  The Company, however, will eventually need to seek additional capital once its Credit Facility is fully drawn.  The Company is currently seeking additional lenders for participation in its Credit Facility, and investigating other sources of debt financing. There is no assurance that the Company will succeed in finding such additional capital, and if such financing is found, it may not be on terms as favorable as its current debt financings.  The current term of the Credit Facility expires in March 2010.  While the Company anticipates that, at that time, the current lenders participating in the facility will remain as participants in the amount for which they are currently committed, there is no assurance that such will occur.  If one or more participants decides not to continue, then the Company will either need to pay off such participant by obtaining additional commitment amounts from the remaining lenders, finding new replacement lenders, or selling assets, or doing a combination of any of the foregoing.

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

The addition of the Subordinated Notes, while providing additional resources for acquisition by the Company of revenue generating assets, also had the effect of increasing the Company’s overall cost of capital, as they bear an effective overall interest rate that is currently higher than the rate payable under the Credit Facility.  The two tranches of Subordinated Notes financing started bearing interest immediately upon their issuance and, therefore, timely acquisition of income producing assets has become more critical to the Company’s financial results. The agreement under which the Subordinated Notes were issued also contains financial and other covenants which, if violated, could cause a default under the Subordinated Notes.

Credit Facility Obligations. The Company is obligated to make repayments of principal under the Credit Facility in order to maintain certain debt ratios with respect to its assets in the borrowing base.  Assets that come off lease and remain off-lease for a period of time, as well as assets with lease payments more than 30 days past due, are excluded from the borrowing base.  The Company believes it will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term.   The Company’s belief is based on certain assumptions regarding renewal of existing leases, interest rates, profitability, lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that the Company’s assumptions will prove to be correct.  If the assumptions are incorrect  (for example, if an asset in the collateral base unexpectedly goes off lease for an extended period of time) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to mitigate the situation, the Company may have to sell a significant portion of its portfolio in order to maintain compliance with covenants or face default on its Credit Facility.

General Economic Conditions. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is in a period of financial difficulty and contraction caused primarily by recent record-high fuel prices and may be severely affected by the global downturn brought on by the ongoing credit crisis.  Continuing unavailability of additional debt financing relied on by many regional carriers caused by the current credit crisis and a protracted economic downturn, which will certainly affect carriers’ revenue, may result in more failures.  A widespread economic setback in the industry may result in the increased possibility of an economic failure of one or more of the Company’s lessees.  If lessees experience financial difficulties, this could, in turn, affect the Company’s financial performance.

During periods of economic contraction, carriers generally reduce capacity in response to lower passenger loads, and as a result, there is a reduced demand for aircraft and a corresponding decrease in market lease rental rates and aircraft values.  This reduced market value for aircraft could affect the Company’s results if the market value of an asset or assets in the Company’s aircraft portfolio falls below carrying value, and the Company determines that a write-down of the value on the Company’s balance sheet is appropriate. Furthermore, as older leases expire and are replaced by lease renewals or re-leases at decreasing lease rates, the lease revenue from the Company’s existing portfolio is likely to decline, with the magnitude of the decline dependent on the length of the downturn and the depth of the decline in market rents.

Economic downturns can affect specific regions of the world exclusively.  As the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases aircraft could have a significant adverse impact on the Company.

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

Warrant Issuance.  As part of the Subordinated Notes financing, as revised upon the second and final closing in July 2008, the holders of Subordinated Notes hold warrants to purchase up to 81,224 shares of the Company’s common stock, which represents 5% of the post-exercise fully diluted capitalization of the Company as of the initial closing of the Subordinated Notes financing.  The exercise price under the warrants is $8.75 per share.  If the warrants to purchase shares are exercised at a time when the exercise price is less than the fair market value of the Company’s common stock, there would be dilution to the existing holders of common stock.  This dilution of the Company’s common stock could depress its trading price.

Concentration of Lessees and Aircraft Type. Currently, the Company’s five largest customers are located in Mexico, Antigua, Norway, Netherlands Antilles and Germany and currently account for approximately 16%, 14%, 10%, 10% and 10%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results, and therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

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

Interest Rate Risk.  The Company’s current Credit Facility and the indebtedness of its special purpose subsidiary carry a floating interest rate based upon short-term interest rate indices. Lease rates typically, but not always, move with interest rates, but market demand for the asset also affects lease rates. Because lease rates are fixed at the origination of leases, interest rate changes during the term of a lease have no effect on existing lease payments.  Therefore, if interest rates rise significantly, and there is relatively little lease origination by the Company following such rate increases, the Company could experience lower net income.   Further, even if significant lease origination occurs following such rate increases, if the contemporaneous aircraft market forces result in lower or flat rental rates, the Company could also experience lower net income.

In December 2007, the Company entered into the Swap, a two-year interest rate swap with a notional amount of $20 million, under which it committed to make or receive a net settlement for the difference in interest receivable computed monthly on the basis of 30-day LIBOR and interest payable monthly on the basis of a fixed rate of 4.04% per annum. The Swap is designed to limit exposure to interest rate increases on $20 million of the Company’s Credit facility debt by fixing the net interest payable over the term of the Swap.  Nonetheless, if an interest rate increase were great enough, the Company might not be able to generate sufficient lease revenue to meet its other interest payments and obligations and comply with the other covenants of its Credit Facility or indebtedness of one of its special purpose subsidiaries. If the one-month LIBOR rate applicable for an interest period is below the fixed swap rate set in the Swap contract, as has been the case in recent months, the Company will be obligated to pay the swap counterparty the difference between the fixed swap rate of 4.04% and that one-month LIBOR rate, resulting in a negative impact on the Company’s results.  As of March 12, 2009, the one-month LIBOR rate was 0.5625%.

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

Reliance on JMC.  All management of the Company is performed by JMC under a Management Agreement between the Company and JMC, which is in the twelfth year of a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Company’s Board of Directors (the “Board”) has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company's relationship with JMC and the performance of JMC's obligations to the Company under the Management Agreement, as it would have for any third party service provider to the Company.  While JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, all of the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and its stockholders.  In addition, certain officers of the Company hold significant ownership positions in the Company and JHC, the parent company of JMC.

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

JMC has acted as the management company for two other aircraft portfolio owners, JetFleet III, which raised approximately $13,000,000 in bond issuance proceeds, and AeroCentury IV, Inc. (“AeroCentury IV”), which raised approximately $5,000,000 in bond issuance proceeds.  In the first quarter of 2002, AeroCentury IV defaulted on certain bond obligations.  In June 2002, the indenture trustee for AeroCentury IV’s bondholders repossessed AeroCentury IV’s assets and took over management of AeroCentury IV’s remaining assets.  JetFleet III defaulted on its bond obligation of $11,076,400 in May 2004.  The indenture trustee for JetFleet III bondholders repossessed JetFleet III’s unsold assets in late May 2004.

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

Several of the Company’s leases do not require the payment of monthly maintenance reserves, and if a repossession due to lessee default occurs with that lessee, the Company may have to bear the entire cost of such repair and maintenance.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

This report does not include information described under Item 305 of Regulation S-K pursuant to the rules of the Securities and Exchange Commission that permit “smaller reporting companies” to omit such information.

Item 8.        Financial Statements.

(a)    Financial Statements and Schedules

(1)    Financial statements for the Company:

        Report of Independent Registered Public Accounting Firm
        Consolidated Balance Sheets as of December 31, 2008 and 2007
        Consolidated Statements of Operations for the Years Ended
         December 31, 2008 and 2007
        Consolidated Statements of Stockholders’ Equity for the Years Ended
         December 31, 2008 and 2007
        Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2008 and 2007
        Notes to Consolidated Financial Statements

(2)    Schedules:

All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AeroCentury Corp.
Burlingame, California

We have audited the accompanying consolidated balance sheets of AeroCentury Corp. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury Corp. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

March 13, 2009
San Francisco, California

AeroCentury Corp.
Consolidated Balance Sheets

ASSETS
	December 31, 2008	December 31, 2007

Assets:
Cash and cash equivalents	$2,169,700	$2,843,200
Accounts receivable, including deferred rent of $244,100 and $675,600 at December 31, 2008 and December 31, 2007, respectively	2,022,800	1,647,700
Aircraft and aircraft engine held for lease, net of accumulated depreciation of $33,385,300 and $26,163,200 at December 31, 2008 and December 31, 2007, respectively	124,913,600	118,924,000
Taxes receivable	1,626,800	1,835,600
Prepaid expenses and other	1,000,600	1,402,300

Total assets	$131,733,500	$126,652,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$598,700	$811,000
Notes payable and accrued interest	72,411,300	73,074,500
Maintenance reserves and accrued costs	8,095,000	6,025,500
Security deposits	5,498,800	5,696,500
Prepaid rent	1,072,900	1,028,000
Deferred income taxes	9,169,400	7,649,000
Taxes payable	52,300	228,600

Total liabilities	96,898,400	94,513,100

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	15,377,600
Retained earnings	20,557,500	17,264,600
	35,339,200	32,643,800
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	34,835,100	32,139,700

Total liabilities and stockholders’ equity	$131,733,500	$126,652,800

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2008	2007

Revenues and other income:

Operating lease revenue	$24,407,000	$19,411,900
Maintenance reserves income	7,169,300	4,309,700
Gain on sale of aircraft and aircraft engines and other income	219,000	128,200

	31,795,300	23,849,800
Expenses:

Interest	7,154,000	6,260,200
Depreciation	7,222,100	5,614,500
Provision for aircraft impairment	745,000	-
Maintenance costs	6,772,100	2,395,600
Management fees	3,676,800	3,017,400
Professional fees and general and administrative	782,800	649,700
Insurance	388,800	215,600
Other taxes	(77,500)	326,600
Bad debt expense	1,300	15,700

	26,665,400	18,495,300

Income before income tax provision	5,129,900	5,354,500

Income tax provision	1,837,000	1,579,100

Net income	$3,292,900	$3,775,400

Earnings per share:
Basic	$2.13	$2.45
Diluted	$2.08	$2.36
Weighted average shares used in earnings per share computations:
Basic	1,543,257	1,543,257
Diluted	1,585,274	1,598,516

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2008 and 2007

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2006	$1,600	$13,821,200	$13,489,200	$(504,100)	$26,807,900

Warrants issued in connection with Subordinated Notes, net	-	1,556,400	-	-	1,556,400
Net income	-	-	3,775,400	-	3,775,400
Balance, December 31, 2007	1,600	15,377,600	17,264,600	(504,100)	32,139,700
Warrants cancelled in connection with Subordinated Notes, net	-	(597,500)	-	-	(597,500)
Net income	-	-	3,292,900	-	3,292,900
Balance, December 31, 2008	$1,600	$14,780,100	$20,557,500	$(504,100)	$34,835,100

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007
Operating activities:
Net income	$3,292,900	$3,775,400
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of aircraft and aircraft engine	(15,000)	(97,500)
Depreciation	7,222,100	5,614,500
Provision for aircraft impairment	745,000	-
Non-cash interest	1,251,400	311,800
Provision for bad debts	1,300	15,700
Deferred taxes	1,520,400	3,178,200
Change in operating assets and liabilities:
Accounts receivable	(376,400)	(164,800)
Taxes receivable	208,900	(1,812,100)
Prepaid expenses and other	(111,500)	(339,500)
Accounts payable and accrued expenses	(103,600)	156,800
Accrued interest on notes payable	(64,000)	(17,100)
Maintenance reserves and accrued costs	2,069,500	2,857,300
Security deposits	(197,700)	1,509,100
Prepaid rent	44,900	554,300
Taxes payable	(176,300)	228,600
Net cash provided by operating activities	15,311,900	15,770,700

Investing activities:
Proceeds from sale of aircraft and aircraft engines, net of re-sale fees	15,000	97,500
Purchases of aircraft	(13,929,700)	(32,333,400)
Net cash used in investing activities	(13,914,700)	(32,235,900)

Financing activities:
Borrowings under Credit Facility	12,500,000	25,500,000
Net proceeds received from issuance of Subordinated Notes payable	3,960,000	9,237,400
Debt issuance costs	285,800	(735,300)
Repayments of the Credit Facility and notes payable	(18,816,500)	(18,077,600)
Net cash (used in)/provided by financing activities	(2,070,700)	15,924,500 0

Net decrease in cash and cash equivalents	(673,500)	(540,700)

Cash and cash equivalents, beginning of period	2,843,200	3,383,900

Cash and cash equivalents, end of period	$2,169,700	$2,843,200

During the years ended December 31, 2008 and 2007, the Company paid interest totaling $6,016,600 and $6,422,800, respectively.  During the year ended December 31, 2008, the Company paid income taxes totaling $3,700 and received federal tax refunds totaling $210,500.  During the year ended December 31, 2007, the Company paid income taxes totaling $1,200 and received federal tax refunds totaling $88,100.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2008

1.    Organization and Summary of Significant Accounting Policies

(a)    The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997 (the Company, as defined below) acquires used regional aircraft for lease to foreign and domestic regional carriers.  Financial information for AeroCentury Corp. and its wholly-owned subsidiaries, AeroCentury Investments V LLC (“AeroCentury V LLC”) which was dissolved on August 25, 2008, and AeroCentury Investments VI LLC (“AeroCentury VI LLC”) (collectively, the “Company”), is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All intercompany balances and transactions have been eliminated in consolidation.

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

The most significant estimates with regard to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, the estimated fair value of financial instruments, the amount and timing of cash flow associated with each aircraft that are used to evaluate impairment, if any, accrued maintenance costs, accounting for income taxes, and the amounts recorded as allowances for doubtful accounts.

(c)    Cash and Cash Equivalents

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less from the date of acquisition, as cash equivalents.

(d)    Aircraft Capitalization and Depreciation

The Company’s interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs.  Since inception, the Company has purchased only used aircraft.  It is the Company’s policy to hold aircraft for approximately twelve years unless market conditions dictate otherwise.  Depreciation is computed using the straight-line method over the twelve year period to an estimated residual value based on appraisal, which is adjusted periodically.  Decreases in the market value of aircraft could not only affect the current value, but could also affect the assumed residual value. Aircraft that are held for sale are not subject to depreciation and are separately classified on the consolidated balance sheet.

 (e)    Fair Value of Financial Instruments and Accounting for Derivative Instrument

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

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2008

1.    Organization and Summary of Significant Accounting Policies (continued)

(e)    Fair Value of Financial Instruments and Accounting for Derivative Instrument (continued)

Borrowings under the Company’s revolving credit facility (the “Credit Facility”) and certain notes payable bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective rates of the Credit Facility and debt agreements approximate current market rates for such indebtedness at the balance sheet date.  The Company believes the carrying amount of its fixed rate debt approximates fair value at the balance sheet date.  As discussed in Note 7, the fair value of the Company’s interest rate swap derivative instrument is determined by reference to banker quotations.

(f)    Impairment of Long-lived Assets

The Company periodically reviews its portfolio of assets for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets."  Such review includes estimating current market values, re-lease rents, residual values and component values.  The estimates are based on currently available market data and third party appraisals and are subject to fluctuation from time to time.  The Company initiates its review annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.  Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and, if different conditions prevail, material write downs may occur.  During 2008, the Company recorded an impairment provision of $745,000 for one of its aircraft.

(g)    Deferred Financing Costs, Commitment Fees and Interest Swap Valuation

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

In December 2007, the Company entered into an interest rate swap (the “Swap”), expiring December 31, 2009, of 30-day LIBOR for a fixed rate payment on a nominal principal amount of $20 million.  Because the Swap does not qualify as a hedge, the value of the Swap is marked to market at the end of each reporting period and changes in fair value of the Swap are reported in the consolidated statements of operations as interest expense.

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
December 31, 2008

1.    Organization and Summary of Significant Accounting Policies (continued)

(i)    Taxes

      As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and GAAP purposes.  These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet.  Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company establishes a valuation allowance.  To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes.

      The Company adopted the provisions of FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”) effective January 1, 2007.  As a result of the implementation of FIN 48, no adjustment in the liability for unrecognized income tax benefits relating to uncertain tax positions was necessary.

The Company accrues non-income based sales, use, value added and franchise taxes as other tax expense in the consolidated statements of operations.

(j)    Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Deferred payments are recorded as accrued rent when the cash rent received is lower than the straight-line revenue recognized. Such receivables decrease over the term of the applicable leases. Non-refundable maintenance reserves billed to lessees are accrued as maintenance reserves income based on aircraft usage.  In instances for which collectibility is not reasonably assured, the Company recognizes revenue as cash payments are received.  The Company estimates and charges to income a provision for bad debts based on its experience and with each specific customer, the level of past due accounts, and its analysis of the lessees’ overall financial condition.  If the financial condition of any of the Company’s customers deteriorates, it could result in actual losses exceeding any estimated allowances.  The Company’s allowance for doubtful accounts at December 31, 2008 and 2007 was $0.

(k)    Comprehensive Income/(Loss)

The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of operations.  As a result, comprehensive income equals net income for the years ended December 31, 2008 and 2007.

(l)    Recent Accounting Pronouncements

On May 14, 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles,” which codified the sources of accounting principles and the framework for selecting the principles to be used in preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles.  This statement is effective sixty days following the adoption by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to AU 411, “The Meaning of Fairly Presented in Conformity With Generally Accepted Accounting Principles,” and is not expected to have any effect on the Company’s consolidated financial statements.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2008

1.    Organization and Summary of Significant Accounting Policies (continued)

(l)    Recent Accounting Pronouncements (continued)

On March 19, 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008 and which requires enhanced disclosure about derivatives and hedging transactions.  Early adoption is encouraged.  SFAS 161 amends SFAS 133, and requires that objectives for using derivative instruments be disclosed in terms of the underlying risk and accounting designation, better conveying the purpose underlying the derivatives’ use in terms of the risk the reporting entity is intending to manage.  It further requires disclosure of the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk-related contingent features providing information on the potential effect on the reporting entity’s liquidity from using derivatives, and cross-referencing within footnotes.  The Company has not yet adopted the provisions of SFAS 161.  Adoption of SFAS 161 will require additional footnote disclosure but will not impact the amount of gain or loss recognized or the financial position of the Company.

The Company adopted SFAS 157, “Fair Value Measurements,” which provides guidance on the use of fair value measurements in generally accepted accounting standards, on January 1, 2008, except with respect to non-financial assets and liabilities covered by FSP 157-2, discussed below.  Information regarding the Company’s fair value measurements is presented in Note 7.

During February 2008, two FASB Staff Positions (“FSP”) related to implementation of SFAS 157 were issued.   FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” amends SFAS 157 to exclude SFAS 13 and other pronouncements that address fair value measurements for purposes of lease classification or amendment from the provisions of SFAS 157, except in the case of a business combination where such measures are governed by SFAS 141.  FSP 157-1 is effective upon adoption of SFAS 157.  Implementation of FSP 157-1 had no material effect on the Company’s consolidated financial statements.

FSP 157-2, “Effective Date of FASB Statement No. 157,” delayed the effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value, to fiscal years beginning after November 15, 2008 and interim periods within such years.  The Company is required to adopt SFAS 157 with respect to such assets and liabilities in its year beginning January 1, 2009.  The only category of non-financial assets or liabilities that may be significantly affected by adoption of SFAS 157 under FSP 157-2 is the Company’s carrying value of Aircraft and Aircraft Engines.  The Company does not believe that delayed adoption of SFAS 157 with respect to such assets and liabilities will have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5").  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company believes that adoption of EITF 07-5 will not have a material effect on its consolidated financial statements.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2008

2.    Fourth Quarter Adjustment

During the quarter ended December 31, 2008, the Company recorded an impairment charge of $745,000 related to one off-lease aircraft, which should have been recorded in the quarter ended September 30, 2008.  There was no impact to any other prior periods. The Company evaluated the error in accordance with the quantitative and qualitative guidance set forth in SEC Staff Accounting Bulletin No. 99, “Materiality.”   The Company determined that the effect of this error did not impact the Company’s trend of earnings or any of its financial covenants and, therefore, was not material to the quarters ended December 31, 2008 and September 30, 2008.  Accordingly, the Company has not restated the interim financial statements for these periods; however, the Company has provided the following table summarizing the unaudited condensed balance sheets and statements of operations for the quarters ended December 31, 2008 and September 30, 2008, as if the error had been corrected:

Condensed Consolidated Statements of Operations
	For the Three Months Ended
	December 31, 2008	September 30, 2008

Operating lease revenue	$6,411,700	$6,342,200
Maintenance reserves income	1,635,300	1,883,900
Gain on sale of aircraft and other	4,000	10,100
	8,051,000	8,236,200

Interest	2,174,000	1,749,800
Depreciation	1,895,600	1,876,700
Provision for aircraft impairment	-	745,000
Maintenance	2,216,500	920,800
Management fees	946,800	957,300
Professional fees and other	314,900	219,800
	7,547,800	6,469,400

Income before income tax provision	503,200	1,766,800
Income tax provision	173,700	684,600
Net income	$329,500	$1,082,200

Earnings per share:
Basic	$0.21	$0.70
Diluted	$0.21	$0.69
Weighted average shares used in earnings per share computations:
Basic	1,543,257	1,543,257
Diluted	1,555,880	1,572,420

Condensed Consolidated Balance Sheet
Total assets	$131,733,500	$133,639,000
Total liabilities	$96,898,400	$99,133,400
Total stockholders’ equity	$34,835,100	$34,505,600

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2008

3.    Aircraft and Aircraft Engine Held for Lease

At December 31, 2008, the Company owned eight deHavilland DHC-8-300s, three deHavilland DHC-8-100s, three deHavilland DHC-6s, fourteen Fokker 50s, two Saab 340As, six Saab 340Bs, seven Fokker 100s and one turboprop engine which are on lease or held for lease.  At December 31, 2007, the Company owned eight deHavilland DHC-8-300s, three deHavilland DHC-8-100s, three deHavilland DHC-6s, fourteen Fokker 50s, two Saab 340As, six Saab 340Bs, five Fokker 100s and one turboprop engine which are held for lease.   During 2008, the Company purchased two Fokker 100 aircraft, which are subject to leases with a regional carrier in Germany for terms expiring in March 2013.  During 2008, the Company also extended the leases for several of its aircraft.  At December 31, 2008, the Company’s two Saab 340A aircraft, one of its Fokker 50 aircraft and one turboprop engine were off lease.  The Fokker 50, the lease for which was to expire in November 2008, was returned to the Company in August 2008 pursuant to an early termination agreement with the lessee.  The aircraft is undergoing maintenance to prepare it for re-lease.   As discussed in Note 12, the lease for one of the Company’s Saab 340-B aircraft was terminated early in the first quarter of 2009.

4.    Maintenance Reserves and Accrued Costs

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

Maintenance costs under the Company’s triple net operating leases are generally the responsibility of the lessees. Refundable maintenance reserves received by the Company are accounted for as a liability, which is reduced when maintenance work is performed during the lease. Generally, under the terms of the Company’s leases, the lessees pay amounts to the Company based on usage, which are estimated to cover the expected maintenance cost.  Maintenance reserves which are refundable to the lessee are refunded after all return conditions specified in the lease and, in some cases, any other payments due under the lease, are satisfied.  Any refundable reserves retained by the Company to satisfy return conditions or in connection with an early return of an aircraft are recorded as income. The accompanying consolidated balance sheets reflect liabilities for maintenance reserves and accrued costs, which include refundable maintenance payments received from lessees based on usage.  At December 31, 2008 and 2007, the Company’s maintenance reserves and accruals consisted of the following:

	December 31,
	2008	2007

Refundable maintenance reserves	$5,746,600	$4,434,200
Accrued costs	2,348,400	1,591,300
	$8,095,000	$6,025,500

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2008

4.    Maintenance Reserves and Accrued Costs (continued)

Additions to and deductions from the Company’s accrued costs during the years ended December 31, 2008 and 2007 for aircraft maintenance were as follows:

	For the Years Ended December 31,
	2008	2007

Balance, beginning of year	$1,591,300	$3,846,700
Adjustment pursuant to FSP AUG AIR-1	-	(3,499,300)
Balance, beginning of year, adjusted for adoption of FSP AUG AIR-1	1,591,300	347,400

Additions:
Charged to expense	5,742,300	1,988,800

Deductions:
Paid for previously accrued maintenance	4,865,800	526,200
Reversals of over-accrued maintenance	119,400	218,700
	4,985,200	744,900

Net increase in accrued maintenance costs	757,100	1,243,900

Balance, end of year	$2,348,400	$1,591,300

5.    Operating Segments

The Company operates in one business segment, the leasing of regional aircraft to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

Approximately 7% and 10% of the Company’s operating lease revenue was derived from lessees domiciled in the United States during 2008 and 2007, respectively.  All revenues relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

The tables below set forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Years Ended December 31,
Operating Lease Revenue	2008	2007

Europe and United Kingdom	$9,080,900	$6,527,000
Caribbean	6,240,000	4,857,800
Central America	4,153,800	958,400
Asia	1,971,800	3,853,700
United States	1,717,200	1,834,500
Africa	969,600	842,700
South America	273,700	537,800
	$24,407,000	$19,411,900

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2008

5.    Operating Segments (continued)

	December 31,
Net Book Value of Aircraft and Aircraft Engines Held for Lease	2008	2007

Europe and United Kingdom	$47,459,800	$30,981,900
Caribbean	26,778,500	28,486,800
Central America	17,154,100	18,170,300
Africa	10,016,200	4,913,200
Asia	9,872,100	15,692,300
United States	7,337,800	7,734,600
South America	-	3,650,900
Off lease	6,295,100	9,294,000
	$124,913,600	$118,924,000

6.    Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables.  The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

For the year ended December 31, 2008 the Company had five significant customers, which accounted for 17%, 15%, 11%, 11% and 10%, respectively, of lease revenue.  For the year ended December 31, 2007 the Company had four significant customers, which accounted for 12%, 12%, 11% and 11%, respectively, of lease revenue.

At December 31, 2008, the Company had significant receivables from three lessees, which accounted for 35%, 13% and 10%, respectively, of the Company’s total receivables. At December 31, 2007, the Company had significant receivables from four lessees, which accounted for 27%, 15%, 14% and 10%, respectively, of the Company’s total receivables.

As of December 31, 2008, minimum future operating lease revenue payments receivable under noncancelable leases were as follows:

Years ending

2009	$23,922,600
2010	18,468,100
2011	8,221,900
2012	2,808,700
2013	480,300
$53,901,600

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2008

7.    Notes Payable and Accrued Interest

At December 31, 2008 and 2007, the Company’s notes payable and accrued interest consisted of the following:

	December 31,
	2008	2007

Credit Facility principal	$58,096,000	$59,596,000
Credit Facility accrued interest	39,500	144,400
Subordinated Notes principal	14,000,000	10,000,000
Subordinated Notes discount	(1,166,500)	(2,387,900)
Special purpose financing principal	748,000	5,564,400
Special purpose financing accrued interest	700	7,600
Interest Swap valuation	645,800	150,000
Interest Swap accrued interest	47,800	-
	$72,411,300	$73,074,500

(a)    Credit Facility

The Company’s Credit Facility, which is collateralized by all of the assets of AeroCentury Corp., expires on March 31, 2010.  The current amount available under the Credit Facility is $80 million and may be increased to a maximum of $110 million.  During 2008, the Company borrowed $12,500,000 and repaid $14,000,000 of the outstanding principal under its Credit Facility.  As of December 31, 2008, the Company was in compliance with all covenants under the Credit Facility agreement, $58,096,000 in principal amount was outstanding, interest of $39,500 was accrued, and there was $21,904,000 in borrowing capacity remaining. As of December 31, 2007, the Company was in compliance with all covenants under the Credit Facility agreement, $59,596,000 in principal amount was outstanding, interest of $144,400 was accrued, and there was $20,404,000 in borrowing capacity remaining.  Under the terms of the Credit Facility, the Company pays a commitment fee based upon the applicable commitment fee rate on the unused portion of the Credit Facility.  Commitment fees are expensed as incurred and paid quarterly in arrears.  The weighted average interest rate on the Credit Facility at December 31, 2008 and 2007 was 3.42% and 7.77%, respectively.

(b)    Derivative instrument

In December 2007, the Company entered into a two-year interest rate swap (the “Swap”) with a notional amount of $20 million, under which it committed to make or receive a net settlement for the difference in interest receivable computed monthly on the basis of 30-day LIBOR and interest payable monthly on the basis of a fixed rate of 4.04% per annum.   The Swap is designed to limit exposure on $20 million of the Company’s Credit facility debt by fixing the net interest payable over the term of the Swap.

Under SFAS 133, as amended, the Company is required to recognize the fair value of the Swap as an asset or liability at its fair value, which is based upon the amount the Company would receive or pay to terminate its agreements at the reporting date, taking into account market conditions and the creditworthiness of the derivative counterparties.  Because the Swap does not qualify as a hedge, the value of the Swap is marked to market at the end of each reporting period and changes in fair value of the Swap are reported in the consolidated statement of operations as interest expense.  As such, at December 31, 2008 and 2007, the Company recorded the fair value of the Swap of $645,800 and $150,000, respectively, as a liability on its consolidated balance sheet as a component of notes payable and accrued interest. The Company recorded a loss on the Swap of $495,800 and $150,000 for 2008 and 2007, respectively, as a component of interest expense.  The Company also recognized additional interest expense on the net settlement of the Swap of $232,900 and $0 in 2008 and 2007, respectively, as a component of interest expense.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2008

 7.    Notes Payable and Accrued Interest (continued)

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

The Company’s interest rate swap agreement effectively converts $20 million of the Company’s short-term variable rate debt to a fixed rate.  Under this agreement, the Company pays a fixed rate and receives a variable rate of LIBOR.  The fair value of this interest rate derivative is based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivative is considered a Level 2 input for 2008 and 2007.

(c)    Senior unsecured subordinated debt

In April 2007, the Company entered into a securities purchase agreement (the “Subordinated Notes Agreement”), whereby the Company would issue 16% senior unsecured subordinated notes ("Subordinated Notes"), with an aggregate principal amount of $28 million to certain note purchasers.   The Subordinated Notes were to be issued at 99% of the face amount and are due December 30, 2011.  Principal payments which fully amortize the balance of the Subordinated Notes are due beginning April 30, 2009 through December 30, 2011 in amounts necessary to cause (i) the balance of the Subordinated Notes and (ii) the ratio of total outstanding debt under the Credit Facility and Subordinated Notes compared to the discounted portfolio value to not exceed amounts specified in the Securities Notes Agreement.

Under the Subordinated Notes Agreement, the holders of Subordinated Notes also were issued warrants to purchase up to 171,473 shares of the Company's common stock at an exercise price of $8.75 per share.  The warrants are exercisable for a four-year period after the earliest of (i) a change of control, or (ii) the final maturity of the related Subordinated Notes, which is December 30, 2011.  Pursuant to an investors rights agreement, the warrants are subject to registration rights that require the Company to use commercially reasonable efforts to register the shares issued upon exercise of the warrants on a registration statement filed with the SEC.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2008

7.    Notes Payable and Accrued Interest (continued)

(c)    Senior unsecured subordinated debt (continued)

In July 2008, the Company and the holders of Subordinated Notes agreed to amend the Subordinated Notes Agreement to reduce the maximum amount of Subordinated Notes to be issued under the Agreement from $28 million to $14 million and to reduce the number of shares of the Company’s common stock issuable upon exercise of the warrants issued to the holders of Subordinated Notes under the Subordinated Notes Agreement from 171,473 to 81,224.  The estimated fair value of the warrants cancelled was $597,500 and was recorded as a reduction to paid-in capital and debt discount.  The amendment also provided for the refund to the Company of certain fees paid to the purchasers of Subordinated Notes at the initial closing of the Subordinated Notes Agreement, as well as a portion of the unused commitment fees paid to the noteholders through June 30, 2008, and revised certain prepayment provisions of the Subordinated Notes Agreement.  The amendment was accounted for as a debt modification.  The net proceeds from the $4,000,000 of Subordinated Notes that were issued pursuant to the amendment were used to repay a portion of the Company’s Credit Facility debt.

As of December 31, 2008, the carrying amount of the Subordinated Notes was approximately $12,833,500 (outstanding principal amount of $14,000,000 less unamortized debt discount of approximately $1,166,500) and accrued interest payable was $0. As of December 31, 2007, the carrying amount of the Subordinated Notes was approximately $7,612,100 (outstanding principal amount of $10,000,000 less unamortized debt discount of approximately $2,387,900) and accrued interest payable was $0. The Company was in compliance with all covenants under the Subordinated Notes Agreement as of December 31, 2008 and 2007.

(d)    Special purpose financings

In September 2000, a special purpose subsidiary acquired a deHavilland DHC-8-100 aircraft using cash and bank financing separate from the Credit Facility.  The related note obligation, which was due April 15, 2006, was refinanced in April 2006 using bank financing from another lender, and the subsidiary was dissolved. The aircraft was transferred to AeroCentury VI LLC, a newly formed special purpose limited liability company, which borrowed $1,650,000, due October 15, 2009.  The note bears interest at an adjustable rate of one-month LIBOR plus 3%.  The note is collateralized by the aircraft and the Company’s interest in AeroCentury VI LLC and is non-recourse to AeroCentury Corp.  Payments due under the note consist of monthly principal and interest through April 20, 2009, interest only from April 20, 2009 until the maturity date, and a balloon principal payment due on the maturity date.  During 2008, $361,200 of principal was repaid on the note.  The principal amount owed under the note at December 31, 2008 was $748,000 and interest of $700 was accrued.  The principal amount owed under the note at December 31, 2007 was $1,109,100 and interest of $2,700 was accrued.  As of December 31, 2008 and 2007, the Company was in compliance with all covenants of this note obligation.

In November 2005, the Company refinanced two DHC-8-300 aircraft that had been part of the collateral base for the Credit Facility.  The financing, which was provided by a bank by means separate from the Credit Facility, was provided to a newly formed special purpose subsidiary, AeroCentury V LLC, to which the aircraft were transferred.  The financing resulted in a note obligation in the amount of $6,400,000, due November 10, 2008, which accrued interest at the rate of 7.87%.  The note was collateralized by the aircraft and the Company’s interest in AeroCentury V LLC and was non-recourse to AeroCentury Corp.  Payments due under the note consisted of monthly principal and interest through April 22, 2008.  In April 2008, the Company repaid the outstanding principal of $4,109,900 owed by AeroCentury V LLC under its special purpose financing and paid a prepayment penalty of $8,200. In August 2008, the Company transferred ownership of the two aircraft that served as collateral for the financing from AeroCentury V LLC to AeroCentury Corp., at which time the aircraft became eligible as collateral under the Credit Facility.  The principal amount owed under the note at December 31, 2007 was $4,455,300 and interest of $4,900 was accrued.  As of December 31, 2007, the Company was in compliance with all covenants of this note obligation.   On August 25, 2008, AeroCentury V LLC was dissolved.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2008

7.    Notes Payable and Accrued Interest (continued)

 (e)    Future maturities of notes payable

As of December 31, 2008, principal payments due under the Company’s Credit Facility, Subordinated Notes and special purpose financing were as follows:

Years ending

2009	$5,286,000
2010	65,214,500
2011	2,343,500
2012 and thereafter	-
$72,844,000

8.    Stockholder Rights Plan

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

9.    Income Taxes

The items comprising income tax expense are as follows:
	For the Years Ended December 31,
	2008	2007
Current tax provision:
Federal	$-	$(1,900,200)
State	1,400	2,000
Foreign	315,200	181,200
Current tax provision/(benefit)	316,600	(1,717,000)

Deferred tax provision:
Federal	1,505,500	3,281,400
State	14,900	14,700
Deferred tax provision	1,520,400	3,296,100
Total income tax provision	$1,837,000	$1,597,100

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2008

9.    Income Taxes (continued)

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Years Ended December 31,
	2008	2007

Income tax provision at statutory federal income tax rate	$1,744,200	$1,820,500
State tax provision, net of federal benefit	17,500	19,000
Tax expense from valuation of stock warrants (a)	93,000	-
Estimated tax benefit from election to claim foreign tax credits (b)	-	(252,400)
Tax rate differences (c)	-	(22,000)
Other	(17,700)	14,000

Total income tax provision	$1,837,000	$1,579,100

(a) In 2008, the Company recognized a tax expense resulting from a difference between GAAP and tax rules for the valuation of warrants issued in connection with the Company’s issuance of Subordinated Notes and capitalized as a discount to the Subordinated Notes.

(b) In 2007, the Company corrected an overstatement of prior period income tax expense arising from a decision to amend its prior year tax returns to claim foreign tax credits, and recognized an out of period tax benefit of approximately $250,000.

(c) Tax rate differences reflect the change in effective state tax rates that resulted from changes in state income tax apportionment related to changes in the nexus of aircraft leasing activities among various states.

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Deferred tax assets:
Prior year tax losses	$673,900	$974,000
Prepaid rent	366,700	159,500
Maintenance	5,800	117,000
Derivative	221,700	51,500
Foreign tax credit carryover	1,006,800	691,600
Prior year minimum tax credit	100,800	100,800
Bad debt allowance and other	200	5,700
Deferred tax assets	$2,375,900	$2,100,100
Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	(11,405,600)	(9,658,500)
Subordinated Notes loan fees and discount	(139,700)	(90,600)
Net deferred tax liabilities	$(9,169,400)	$(7,649,000)

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2008

9.    Income Taxes (continued)

Prior year tax losses include losses resulting from a change in accounting method for maintenance costs approved by the Internal Revenue Service in August 2007.  The change was effective for tax years beginning January 1, 2005 and related to the Company’s method of accounting for major maintenance costs.  In addition, prior year tax losses include other adjustments involving the corrected treatment of reserves received when certain aircraft were acquired. The prior year tax losses will be available to offset taxable income in each of the two preceding tax years from when the loss was incurred and in future years through 2026.  In 2007, the Company filed amended tax returns for 2003 through 2006 to claim approximately $1,900,000 in tax refunds from prior year tax losses, of which approximately $1,627,000 remains outstanding and is included in taxes receivable on the consolidated balance sheets.

The foreign tax credit carryover will be available to offset federal tax expense in the first preceding tax year and in future years.  The foreign tax credit carryover expires beginning in 2013 and extend through 2018.  The minimum tax credit will be available to offset federal tax expense in excess of the alternative minimum tax in future years and does not expire.

No valuation allowance was deemed necessary at December 31, 2008 and 2007, as the Company has concluded that, based on an assessment of all available evidence, it is more likely than not that future taxable income will be sufficient to realize the tax benefits of all the deferred tax assets on the consolidated balance sheets.

The Company adopted FIN 48 on January 1, 2007, which prescribed treatment of "unrecognized tax positions," and required measurement and disclosure of such amounts.  At December 31, 2008 and December 31, 2007, the Company had no material unrecognized tax positions.

The Company accounts for interest related to uncertain tax positions as interest expense, and for income tax penalties as tax expense.

All of the Company's tax years remain open to examination other than as barred in the various jurisdictions by statutes of limitation.

10.    Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
	2008	2007

Net income	$3,292,900	$3,775,400

Weighted average shares outstanding for the period	1,543,257	1,543,257
Dilutive effect of warrants	42,017	55,259
Weighted average diluted shares outstanding	1,585,274	1,598,516

Basic earnings per share	$2.13	$2.45
Diluted earnings per share	$2.08	$2.36

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2008

10.    Computation of Earnings Per Share (continued)

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

11.    Related Party Transactions

    The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").   Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the Management Agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $3,676,800 and $3,017,400 during 2008 and 2007, respectively. The Company paid acquisition fees totaling $437,000 and $1,067,500 to JMC during 2008 and 2007, respectively, which are included in the cost basis of the aircraft purchased.  No remarketing fees were paid to JMC during 2008 or 2007.

12.    Subsequent Events

    In January 2009, the Company terminated its lease for a Saab 340B with an Australian lessee due to payment default and other breaches under the lease.  The expiration date of the lease for this aircraft had been in March 2009. The Company is likely to incur significant expense to repossess the aircraft and prepare it for remarketing during 2009.  The amount of such expense will not be ascertainable until the aircraft is fully inspected.  The lessee has ceased operations and is being wound up under its local insolvency laws.  The Company will file a claim for its unpaid obligations and other expenses arising from the lessee’s breach but does not anticipate a significant monetary recovery on such claim, as the Company is an unsecured creditor and the lessee appears to have insufficient remaining assets to satisfy secured creditors who have priority over unsecured creditors in the liquidation.

In February 2009, the Company and the lessee of two of the Company’s aircraft agreed to defer $710,900 of rent and maintenance reserves due from the lessee.  The deferred amount is to be paid in four monthly installments beginning in March 2009.

 Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).    Controls and Procedures.

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

In accordance with SEC requirements, the CEO and CFO note that, notwithstanding the changes described below to prevent recurrence of a specific type of aircraft valuation error, there has been no significant change in Internal Controls that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s Internal Controls.

Management’s Report on Internal Control Over Financial Reporting.  In the course of the audit of the 2008 consolidated financial statements of the Company, management identified and reported a material weakness in its internal control over financial reporting at December 31, 2008 related to management’s controls over its review of the appraised values of its aircraft assets used for impairment evaluation purposes. In the process of providing the Company’s independent auditors information that had previously been used in preparing the aircraft appraisal, management reviewed the assumptions specified in the appraisal report.  As a result of this review, management determined that the underlying assumptions for certain aircraft should be modified.  Based on the revised appraised current value of one of the Company’s aircraft, during the fourth quarter of 2008, the Company recognized an impairment provision, which should have been recorded in the third quarter of 2008.  There was no impact to any other prior periods.

Management has determined that this deficiency constituted a material weakness as of December 31, 2008.  The Company determined that the error was inadvertent and unintentional.  Upon becoming aware of this issue, the Company initiated a review of its Internal Controls and processes with respect to valuation of assets and evaluation of such assets for potential impairment.  As a result of such review, the Company has instituted new control procedures over its process of obtaining and reviewing appraisals.  Accordingly, management believes that it has corrected the material weakness relating to evaluation of the possible impairment of its assets as of the date of this filing.

Conclusions. Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that because of the material weakness discussed above, (i) the Company’s Disclosure Controls were not effective as of December 31, 2008 to ensure that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and then accumulated and communicated to Company management, including the CEO and CFO, as appropriate to make timely decisions regarding required disclosures, and (ii) the Company’s Internal Controls were not effective as of December 31, 2008.

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

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information relating to the Company’s board of directors and executive officers, including the independence of the audit committee and audit committee financial expert, will be incorporated by reference from the Company’s definitive proxy statement (“the “2009 Proxy Statement”) for its annual stockholders’ meeting to be held on April 30, 2009 in the section entitled “Information Regarding the Company’s Directors and Officers.”

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

Item 11.    Executive Compensation.

Incorporated by reference to the section of the 2009 Proxy Statement entitled “Information Regarding the Company’s Directors and Officers — Employee Compensation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the section of the 2009 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the section of the 2009 Proxy Statement entitled “Related Party Transactions.”

Item 14.    Principal Accountant Fees and Services.

Incorporated by reference to the section of the 2009 Proxy Statement entitled “Information Regarding Auditors – Audit Fees.”

PART IV

Item 15.    Exhibits.

(a)    Exhibits

3.1    Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.08 to the registration statement on Form S-4/A filed with the Securities and Exchange Commission on July 24, 1997

3.2    Form of Certificate of Amendment of Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.07 to the registration statement on Form S-4/A filed with the Securities and Exchange Commission on June 10, 1997

3.3    Amended and Restated Bylaws of the Company dated January 22, 1999, incorporated by reference to Exhibit 3.1 to the Report on Form 10-KSB for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on March 22, 1999

3.4 Certificate of Designation of the Company dated April 15, 1998, incorporated by reference to Exhibit 3.2 to the Report on Form 10-KSB for the fiscal year ended December 31, 1998

3.5 Amended and Restated Stockholder Rights Agreement, dated April 8, 1998, incorporated by reference to Exhibit 1 to Form 8-A/A filed with the Securities and Exchange Commission on February 5, 1999

3.6    Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 6, 2008, incorporated by reference to Exhibit 99.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2008

3.7 Amendment to Bylaws, dated January 30, 2009, incorporated by reference to Exhibit 3.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009

4.1 Reference is made to Exhibit 3.5

* 10.1    Employment Agreement between the Company and Neal D. Crispin, dated April 24, 2003, incorporated by reference to Exhibit 10.1 to the Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 26, 2004

10.4    Form of Indemnity Agreement between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.03 to the Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998

10.5    Amended and Restated Management Agreement, dated April 23, 1998, between the Company and JetFleet Management Corp., incorporated by reference to Exhibit 10.5 to the Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 10, 2000

10.6     Certificate of Designation of the Company dated April 15, 1998, incorporated by reference to exhibit 3.2 to Report on Form 10-KSB for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on March 22, 1999

* 10.18    Employment Agreement between the Company and Marc J. Anderson dated December 19, 2005 incorporated by reference to exhibit 10.18 to Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 13, 2006

10.22    Purchase Agreement with Denim Air Lease & Finance B.V. and Purchase Agreement with VLM Airlines, N.V. incorporated by reference to Exhibit 10.1 and 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2005

10.23    Credit Agreement between the Company, AeroCentury Investments VI LLC & Landsbanki Islands HF, dated April 19, 2006, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2006

10.26    Securities Purchase Agreement between Satellite Fund II, LP, Satellite Fund IV, LP, The Apogee Group LLC, and Satellite Fund V, LLC (collectively the "Subordinated Lenders") and the Company, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007

10.27 Form of Warrant issued to the Subordinated Lenders incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007

10.28    Investors Rights Agreement between the Company and the Subordinated Lenders incorporated by reference to Exhibit 10.3 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007

10.29    Second Amended and Restated Credit Agreement between the Company, National City Bank, as agent, and National City Bank, California Bank & Trust, Bridge Bank, National Association, and First Bank dba First Bank & Trust, as lenders, dated April 17, 2007, incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007

10.30    Aircraft Sale Agreement (S/N 11331) between the Company and Pembroke Capital Aircraft (Shannon) Limited, dated June 27, 2007, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2007

10.31    Aircraft Sale Agreement (S/N 11310) between the Company and Pembroke Capital Aircraft (Shannon) Limited, dated June 27, 2007, incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2007

10.32    Amendment to Securities Purchase Agreement between the Subordinated Lenders and the Company, incorporated by reference to Exhibit 99 to the Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2008

10.33    Second Amendment to Securities Purchase Agreement between the Subordinated Lenders and the Company, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2008

10.34    Form of Amended and Restated Warrant issued to the Subordinated Lenders incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2008

16    Letter from PricewaterhouseCoopers LLP, dated October 13, 2006, incorporated by reference to Exhibit 16 to the Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2006

21 Subsidiaries of the Company

31.1 Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________
•	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROCENTURY CORP.
By: /s/ Toni M. Perazzo
-------------------------------
Toni M. Perazzo
Senior Vice President-Finance and
Chief Financial Officer

Date:    March 13, 2009

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2009.

Signature         Title

/s/ Neal D. Crispin	Director, President and Chairman of the
----------------------	Board of Directors of the Registrant
Neal D. Crispin	(Principal Executive Officer)

/s/ Toni M. Perazzo	Director, Senior Vice President-Finance and Secretary of the
----------------------	Registrant (Principal Financial and Accounting Officer)
Toni M. Perazzo

/s/ Roy E. Hahn	Director
------------------------
Roy E. Hahn

/s/ Thomas W. Orr	Director
----------------------------
Thomas W. Orr

/s/ Evan M. Wallach	Director
--------------------------
Evan M. Wallach