Form 10-Q
period 2009-03-31
AEROCENTURY CORP
filed 2009-05-14
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(650) 340-1888
(Issuer’s Telephone Number Including Area Code)

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
Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on is corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required submit and post such files).
Yes  ☐    No  ☐

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
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 14, 2009 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, issued, of which 63,300 are held as Treasury Stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Item 1 “Financial Statements” the Company’s statements that the adoption of SFAS 162, FSP 107-1 and FSP 157-4 will not have a material effect on the Company’s financial statements; (ii) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements regarding its belief that it will remain in compliance with the covenants of its Credit Facility; that it will continue to be in compliance with all covenants of its Subordinated Notes Agreement; and that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its Credit Facility and Subordinated Notes financings; (iii) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook,” the Company’s statements regarding its belief that  many carriers will be forced to reduce capacity, which may result in fewer leasing or sales opportunities for the Company; that there will be fewer acquisition opportunities in 2009, and that the borrowing capacity under the Credit Facility will be sufficient to fund targeted acquisitions through 2009; that the Company will incur approximately $367,000 to ready a Saab 340A for remarketing; that the Company will incur approximately $400,000 of additional maintenance expenses through the third quarter of 2009 on a returned Fokker 50; that the Company does not expect any significant monetary recovery against the insolvent lessee of a Saab 340B aircraft; that such Saab 340B aircraft will require approximately $1.3 million of maintenance in order to prepare it for re-lease; that the Company will be able to complete maintenance and find a new lessee for such 340B aircraft in 2009; that the Company will be successful in extending the leases for a majority of the seven aircraft the leases for which expire in 2009; and (iv) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” the Company’s statements regarding its belief that the current banking crisis will not have an immediate effect on the Company; that the lenders in its Credit Facility will continue to be able to honor their commitment to provide loans as committed in the Credit Facility agreements and that the unused capacity under the Credit Facility provides sufficient capital to fund acquisitions through the end of 2009; that the current lenders in the Credit Facility will renew and remain as participants in the amount for which they are currently committed when the Credit Facility expires in March 2010; that the Company will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term; that JMC personnel's overall industry experience and its technical resources should permit the Company to effectively manage new aircraft types and engines; that the Company intends to focus on regional air carriers and typically is able to obtain generally higher lease rates from regional carriers than mainline carriers; and that the Company is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers and that it benefits from JMC’s reputation.  These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results," including the continued availability of Credit Facility financing; the compliance of the Company's lessees with obligations under their respective leases, risks related to use of debt financing for acquisitions; a sudden worsening in demand for regional aircraft or severe reduction in regional airline capacity; general economic conditions, particularly those that affect the air travel industry; the Company’s success in finding additional financing and appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.    Financial Statements.
AeroCentury Corp.
Condensed Consolidated Balance Sheets
Unaudited

ASSETS
	March 31, 2009	December 31, 2008

Assets:
Cash and cash equivalents	$1,966,500	$2,169,700
Accounts receivable, including deferred rent of $201,100 and $244,100 at March 31, 2009 and December 31, 2008, respectively	2,209,200	2,022,800
Aircraft and aircraft engine held for lease, net of accumulated depreciation of $35,293,000 and $33,385,300 at March 31, 2009 and December 31, 2008, respectively	123,005,800	124,913,600
Taxes receivable	1,626,800	1,626,800
Prepaid expenses and other	978,800	1,000,600

Total assets	$129,787,100	$131,733,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$600,000	$503,000
Notes payable and accrued interest	68,133,000	72,411,300
Maintenance reserves and accrued costs	8,811,700	8,190,700
Security deposits	5,389,400	5,498,800
Prepaid rent	968,600	1,072,900
Deferred income taxes	9,803,700	9,169,400
Taxes payable	7,400	52,300

Total liabilities	93,713,800	96,898,400

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	21,795,700	20,557,500
	36,577,400	35,339,200
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	36,073,300	34,835,100

Total liabilities and stockholders’ equity	$129,787,100	$131,733,500

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
Unaudited

	For the Three Months Ended March 31,
	2009	2008

Revenues and other income:

Operating lease revenue	$6,469,200	$5,893,900
Maintenance reserves income	1,568,400	1,749,500
Other income	6,200	179,500

	8,043,800	7,822,900
Expenses:

Depreciation	1,907,800	1,706,900
Maintenance costs	1,505,300	2,381,400
Interest	1,409,700	2,129,200
Management fees	927,300	883,400
Professional fees and general and administrative	253,000	278,400
Insurance	96,200	78,100
Other taxes	56,700	(79,800)
Bad debt expense	1,300	-

	6,157,300	7,377,600

Income before income tax provision	1,886,500	445,300

Income tax provision	648,300	149,700

Net income	$1,238,200	$295,600

Earnings per share:
Basic	$0.80	$0.19
Diluted	$0.80	$0.18
Weighted average shares used in earnings per share computations:
Basic	1,543,257	1,543,257
Diluted	1,543,257	1,624,017

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended March 31,
	2009	2008

Net cash provided by operating activities	$4,140,800	$4,563,200

Investing activity -
Equipment additions to aircraft	-	(25,300)

Financing activity -
Repayments of the Credit Facility and notes payable	(4,344,000)	(1,841,900)

Net (decrease)/increase in cash and cash equivalents	(203,200)	2,696,000

Cash and cash equivalents, beginning of period	2,169,700	2,843,200

Cash and cash equivalents, end of period	$1,966,500	$5,539,200

During the three months ended March 31, 2009 and 2008, the Company paid interest totaling $1,200,800 and $1,570,400, respectively.

During the three months ended March 31, 2009, the Company paid income taxes totaling $400.  During the three months ended March 31, 2008, the Company paid income taxes totaling $1,300 and received federal tax refunds totaling $210,500.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

Borrowings under the Company’s revolving credit facility (the “Credit Facility”) and certain notes payable bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective rates of its various debt agreements approximate current market rates for such indebtedness at the balance sheet date.  The Company believes the carrying amount of its fixed rate debt approximates fair value at the balance sheet date.  As discussed in Note 4, the fair value of the Company’s interest rate swap derivative instrument is determined by reference to banker quotations.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009

1.    Organization and Summary of Significant Accounting Policies (continued)

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

On March 19, 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008 and which requires enhanced disclosure about derivatives and hedging transactions.  SFAS 161 amended SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires that objectives for using derivative instruments be disclosed in terms of the underlying risk and accounting designation, better conveying the purpose underlying the derivatives’ use in terms of the risk the reporting entity is intending to manage.  It further requires disclosure of the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk-related contingent features providing information on the potential effect on the reporting entity’s liquidity from using derivatives, and cross-referencing within footnotes.  The Company adopted the provisions of SFAS 161 effective January 1, 2009.  Adoption of SFAS 161 did not impact the amount of gain or loss recognized or the financial position of the Company.

The Company adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on the use of fair value measurements in generally accepted accounting standards, on January 1, 2008, except with respect to non-financial assets and liabilities covered by FSP 157-2, discussed below.  Information regarding the Company’s fair value measurements is presented in Note 4.

During February 2008, two FASB Staff Positions (“FSP”) related to implementation of SFAS 157 were issued.   FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”), amended SFAS 157 to exclude SFAS 13, “Accounting for Leases” and other pronouncements that address fair value measurements for purposes of lease classification or amendment from the provisions of SFAS 157, except in the case of a business combination where such measures are governed by SFAS 141, “Business Combinations.”  FSP 157-1 is effective upon adoption of SFAS 157.  Implementation of FSP 157-1 had no material effect on the Company’s condensed consolidated financial statements.

FSP 157-2, “Effective Date of FASB Statement No. 157,” delayed the effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value, to fiscal years beginning after November 15, 2008 and interim periods within such years.  The Company’s adoption of SFAS 157 with respect to such assets and liabilities on January 1, 2009, did not have a material effect on the Company’s condensed consolidated financial statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009

1.    Organization and Summary of Significant Accounting Policies (continued)

    (e)  Recent Accounting Pronouncements (continued)

In June 2008, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5").  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Adoption of EITF 07-5 did not have any effect on its condensed consolidated financial statements.

In April 2009, two new FASB staff positions became effective.  FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”) and FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) are effective for reporting periods after June 15, 2009.  Early adoption is permitted as long as both are adopted together.  FSP 107-1 requires disclosure of the fair value of financial instruments for interim reporting periods, and FSP 157-4 provides guidance on determination of the fair value of assets and liabilities in circumstances in which the activity of trading has significantly declined and in identifying transactions in such assets and liabilities that are not orderly.  FSP 107-1 requires additional disclosures, but does not affect accounting.  Although the Company has not adopted these FSPs, it does not expect that adoption will have a material affect on the Company’s condensed consolidated financial statements.

2.    Aircraft and Aircraft Engine Held for Lease

During the three months ended March 31, 2009, the Company did not purchase or sell any aircraft.  At March 31, 2009, two Saab 340A aircraft, one Fokker 50 aircraft, one Saab 340-B aircraft and one turboprop engine were off lease.  At December 31, 2008, the two Saab 340A aircraft, the Fokker 50 aircraft and the turboprop engine were off lease.  The lease for the Saab 340-B aircraft was terminated early in the first quarter of 2009.   Both the Fokker 50 and Saab 340A aircraft are undergoing maintenance to prepare them for re-lease.

3.    Maintenance Reserves and Accrued Costs

The accompanying condensed consolidated balance sheets reflect liabilities for maintenance reserves and accrued costs, which include refundable maintenance payments received from lessees based on usage.  At March 31, 2009, and December 31, 2008, the Company’s maintenance reserves and accruals consisted of the following:

	March 31, 2009	December 31, 2008

Refundable maintenance reserves	$6,271,100	$5,746,600
Accrued costs	2,540,600	2,444,100
	$8,811,700	$8,190,700

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009

3.     Maintenance Reserves and Accrued Costs (continued)

Additions to and deductions from the Company’s accrued costs during the three months ended March 31, 2009, and 2008, for aircraft maintenance were as follows:

	For the Three Months Ended March 31,
	2009	2008

Balance, beginning of period	$2,444,100	$1,591,300

Additions:
Charged to expense	1,623,000	2,384,900
Reversals of previously accrued maintenance costs	(117,700)	(3,500)
Total maintenance expense	1,505,300	2,381,400
Other	68,600	70,600
Total additions	1,573,900	2,452,000

Deductions:
Payments for previously accrued maintenance costs	1,453,100	766,300
Other	24,300	300
Total deductions	1,477,400	766,600

Net increase in accrued maintenance costs	96,500	1,685,400

Balance, end of period	$2,540,600	$3,276,700

4.    Notes Payable and Accrued Interest

At March 31, 2009, and December 31, 2008, the Company’s notes payable and accrued interest consisted of the following:

	March 31, 2009	December 31, 2008

Credit Facility principal	$54,500,000	$58,096,000
Credit Facility accrued interest	53,800	39,500
Subordinated Notes principal	14,000,000	14,000,000
Subordinated Notes discount	(991,600)	(1,166,500)
Special purpose financing principal	-	748,000
Special purpose financing accrued interest	-	700
Interest Swap valuation	507,500	645,800
Interest Swap accrued interest	63,300	47,800
	$68,133,000	$72,411,300

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009

4.    Notes Payable and Accrued Interest (continued)

    (a)  Credit Facility

The current amount available under the Company’s revolving credit facility (the “Credit Facility”) is $80 million and may be increased to a maximum of $110 million.  During the three months ended March 31, 2009, the Company borrowed $0 and repaid $3,596,000 of the outstanding principal under the Credit Facility.  As of March 31, 2009 and December 31, 2008, the Company was in compliance with all covenants under the Credit Facility agreement.  At March 31, 2009 and December 31, 2008, there was $25,500,000 and $21,904,000, respectively, in borrowing capacity remaining.  The weighted average interest rate on the Credit Facility at March 31, 2009 and December 31, 2008 was 3.31% and 3.42%, respectively.

    (b)  Derivative instrument

In December 2007, the Company entered into a two-year interest rate swap (the “Swap”) with a notional amount of $20 million, under which it committed to make or receive a net settlement for the difference in interest receivable computed monthly on the basis of 30-day LIBOR and interest payable monthly on the basis of a fixed rate of 4.04% per annum.   The Company entered into the Swap with the objective of economically converting a portion of its floating rate debt into a fixed rate for the term of the Swap, reducing the volatility of cash flow associated with its debt obligations.

At March 31, 2009 and December 31, 2008, the Company recorded the fair value of the Swap of $507,500 and $645,800, respectively, as a liability on its condensed consolidated balance sheet as a component of notes payable and accrued interest. The Company recorded a gain on the Swap of $138,300 for the three months ended March 31, 2009 and a loss of $470,600 for the three months ended March 31, 2008, respectively, as a component of interest expense.  The Company also recognized additional interest expense on the net settlement of the Swap of $179,400 and $14,300 in the three months ended March 31, 2009 and 2008, respectively, as a component of interest expense.

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

    (c)  Senior unsecured subordinated debt

As of March 31, 2009 and December 31, 2008, the Company was in compliance with all covenants under the securities purchase agreement that governs its subordinated debt (the “Subordinated Notes”).

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009

 4.    Notes Payable and Accrued Interest (continued)

    (d)  Special purpose financings

In March 2009, the Company repaid the outstanding principal of $646,800 owed by AeroCentury VI LLC under its special purpose financing and paid a prepayment penalty of $1,300.  At the same time, the Company transferred ownership of the aircraft that served as collateral for the financing from AeroCentury VI LLC to AeroCentury Corp., whereupon the aircraft became eligible as collateral under the Credit Facility.

5.    Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
	2009	2008

Net income	$1,238,200	$295,600

Weighted average shares outstanding for the period	1,543,257	1,543,257
Dilutive effect of warrants	-	80,760
Weighted average diluted shares outstanding	1,543,257	1,624,017

Basic earnings per share	$0.80	$0.19
Diluted earnings per share	$0.80	$0.18

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.  Since the average market price of the Company’s common stock was less than the exercise price of the Warrants, the warrants would be anti-dilutive for the 2009 period, so conversion is assumed not to occur in the 2009 earnings per share calculations.

6.    Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").   Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. The Company recorded management fees of $927,300 and $883,400 during the three months ended March 31, 2009, and 2008, respectively. The Company paid acquisition fees totaling $0 to JMC during the same periods.  No remarketing fees were paid to JMC during the three months ended March 31, 2009, or 2008.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009

7.    Subsequent Events

Three of the Company’s Fokker 100 aircraft are leased by a regional airline based in Mexico.  On April 30, 2009, the Company received a request from the lessee to defer three months of future payments as a result of a decrease in passenger volume due to the H1N1 virus.  The Company has agreed to discuss a possible deferral with the lessee at a meeting in late May.

In April 2009, the lease for one of the Company’s DHC-8-100 aircraft, which was to expire in May, was extended for 36 months.

In May 2009, the Company and the lessee of one of the Company’s Fokker 50 aircraft with a lease expiring in mid May agreed in principle to a two-year re-lease at the same rent, with an option for a one-year extension.

In May 2009, the Company received notice from the Internal Revenue Service that the Company’s claim for a tax refund of approximately $1,600,000 has been accepted.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008, and the unaudited financial statements and the related notes that appear elsewhere in this report.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

    (a)  Revenues

Operating lease revenue was $575,300 greater in the three months ended March 31, 2009, compared to the same period in 2008, primarily because of a $793,000 increase in operating lease revenue from aircraft purchased during 2008, re-leases of two of the Company’s aircraft that were off lease for part of the first quarter of 2008, and re-leases of several of the Company’s aircraft during 2008 at increased rental rates. The aggregate effect of these increases was partially offset by a decrease in revenue related to aircraft that were off lease for all or part of 2009 in the amount of $221,000.

Maintenance reserves revenue, comprised of non-refundable reserves that are earned based on lessee aircraft usage, was $1,568,400 and $1,749,500 in the three months ended March 31, 2009, and 2008, respectively.  Such income was $181,100 lower in the 2009 period compared to 2008 primarily as a result of lower average usage of aircraft by some the Company’s lessees and because there were more aircraft off lease in the 2009 period compared to the 2008 period.

Other income was $173,300 lower in the three months ended March 31, 2009, compared to the same period in 2008, principally because the 2008 period included $150,000 of compensation paid by a lessee for canceling a potential re-lease transaction.

    (b)  Expense items

Interest expense was $719,500 lower in the three months ended March 31, 2009, compared to the three moths ended March 31, 2008, primarily because of the net effect of the following:

• a gain in fair value of $138,300 related to the interest rate swap in the three months ended March 31, 2009, compared to a $470,600 loss in the same period of 2008 (which were reflected as a reduction and an increase, respectively, in interest expense for the two periods);

• a decrease of $563,600 in Credit Facility interest as a result of lower average interest rates;

• a decrease of $28,100 in Credit Facility and Subordinated Notes unused commitment fees as a result of lower average unused balances;

• an increase of $118,500 related to higher Credit Facility and Subordinated Notes balances;

• an increase of $197,500 in Subordinated Notes fee amortization as a result of the issuance of additional Subordinated Notes in July 2008; and

• an increase of $165,100 in net settlement interest related to the interest rate swap.

Depreciation was $200,900 greater in the three months ended March 31, 2009, compared to the same period in 2008, primarily because of purchases of aircraft during 2008.

Management fees, which are calculated on the net book value of the aircraft, were $43,900 greater in the three months ended March 31, 2009, compared to the same period in 2008 because of higher net book values as a result of aircraft acquisitions in 2008.  The effects of this increase were partially offset by the effect of depreciation.

The Company’s maintenance expense is dependent on the aggregate amount of maintenance incurred by lessees related to non-refundable reserves and expenses incurred in connection with off-lease aircraft, and, therefore, can vary greatly between periods.  In the three months ended March 31, 2009, the Company recognized $876,100 less in maintenance expense than in the same period of 2008, due to the net effect of the following:

• a decrease of $1,060,800 in total lessee work incurred; and

• an increase of $184,700 in expense related to off-lease aircraft.

During the first three months of 2009 and 2008, the Company incurred $783,100 and $938,600, respectively, of maintenance expense was funded by non-refundable maintenance reserves, which were recorded as income when accrued.

The Company records non-income based sales, use, value-added and franchise taxes as other tax expense.  Such expenses were $136,500 higher in the three months ended March 31, 2009, compared to the same period in 2008.   The increase was partially due to an increase in Delaware state franchise taxes of $55,400, the effect of which was partially offset by a $32,600 decrease in value-added taxes related to an aircraft leased in Australia.  In 2008, upon completion of further analysis and confirmation from the Australian tax authority, the Company reduced the accruals for such amounts in the three months ended March 31, 2008 by $113,700.

The Company's insurance expense consists primarily of product liability insurance and insurance for off-lease aircraft and aircraft engines which varies depending on the type and length of time each off-lease asset is insured, as well as directors and officers insurance.  Aircraft insurance expense was $16,500 greater in the first three months of 2009 compared to the same period in 2008 as a result of differences in the type of and length of time the insured assets were off lease.   Directors and officers insurance was $1,500 higher in the 2009 period as a result of higher premiums.

The Company’s effective tax rates for the three months ended March 31, 2009 and 2008 were approximately 34% for both periods.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt borrowings and excess cash flows.

    (a)  Credit Facility

The current amount available under the Company’s revolving credit facility (the “Credit Facility”) is $80 million and may be increased to a maximum of $110 million.  During the three months ended March 31, 2009, the Company borrowed $0 and repaid $3,596,000 of the outstanding principal under the Credit Facility.  The balance of the principal amount owed under the Credit Facility at March 31, 2009, was $54,500,000 and interest of $53,800 was accrued.

The Company was in compliance at March 31, 2009, and currently is in compliance with all covenants of the Credit Facility.  Based on its current projections, the Company believes it will continue to be in compliance with all covenants of its Credit Facility, but there can be no assurance of such compliance in the future.  See "Factors That May Affect Future Results –  'Risks of Debt Financing’ and 'Credit Facility Obligations,’” below.

The Company's interest expense in connection with the Credit Facility generally increases and decreases with prevailing interest rates, although the Company did enter into an interest rate swap in December 2007 that expires at the end of 2009, as discussed in (b) below. Because aircraft owners seeking financing generally can obtain financing through either leasing transactions or traditional secured debt financings, prevailing interest rates are a significant factor in determining market lease rates, and market lease rates generally move up or down with prevailing interest rates, assuming supply and demand of the desired equipment remain constant.  However, because lease rates for the Company’s assets typically are fixed under existing leases, the Company normally does not experience any positive or negative impact in revenue from changes in market lease rates due to interest rate changes until existing leases have terminated and new lease rates are set as aircraft are re-leased.

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

The Company recognized net settlement expense related to the Swap of $179,400 for the three months ended March 31, 2009, as a component of interest expense.  Short-term interest rates are currently below the fixed rate of the Swap. If short-term interest rates remain below the fixed rate of the Swap, the Company will incur additional interest expense as a result.

At March 31, 2009, the Company also recognized a $507,500 liability for the Swap on its condensed consolidated balance sheet as a component of notes payable and accrued interest, which reflects market expectations concerning the “spread” between fixed and variable interest rates over the remaining term of the Swap.  The Company also recognized a gain of $138,300 for the three months ended March 31, 2009 as a component of interest expense for the change in fair value of the swap contract.  Market expectations of increasing interest rates will tend to decrease the fair value of the swap, and expectations of decreasing interest rates will tend to increase the fair value of the swap.  Over the remaining term of the Swap, so long as there is no default by either counterparty and the Company does not elect to terminate it early, the change in fair value of the Swap will be recognized as a reduction in interest expense.

    (c)  Senior unsecured subordinated debt

As of March 31, 2009, the carrying amount of the Subordinated Notes was $13,008,400 (outstanding principal amount of $14,000,000 less unamortized debt discount of $991,600) and accrued interest payable was $0.  The Company is currently, and at March 31, 2009, was, in compliance with all covenants under the Subordinated Notes Agreement.  Based on its current projections, the Company believes it will continue to be in compliance with all covenants of its Subordinated Notes Agreement, but there can be no assurance of such compliance in the future.  See "Factors That May Affect Future Results –  'Risks of Debt Financing’ and 'Credit Facility Obligations,’” below.

    (d)  Special purpose financings

In March 2009, the Company repaid the outstanding principal of $646,800 owed by AeroCentury VI LLC under its special purpose financing and paid a prepayment penalty of $1,300. At the same time, the Company transferred ownership of the aircraft that served as collateral for the financing from AeroCentury VI LLC to AeroCentury Corp., whereupon the aircraft became eligible as collateral under the Credit Facility.

    (e)  Cash flow

The Company's primary sources of cash are aircraft lease rentals and maintenance reserves billed to lessees based on aircraft usage.  Maintenance reserves collected by the Company are not required by the leases to be segregated and are included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

The Company is currently not receiving lease revenue for its off-lease assets, comprised of one of the Company’s Fokker 50 aircraft, its two Saab 340A aircraft, a Saab 340B aircraft and one turboprop engine.  The Company has and will continue to incur significant maintenance expense in order to prepare these aircraft for re-lease.  Eight of the Company’s leases expire in 2009.  The Company believes that it will be successful in extending the leases for a majority of the aircraft, given preliminary indications from current lessees.

The Company’s primary uses of cash are for financing interest payments, maintenance expense, management fees, professional fees, insurance and, beginning in April 2009, principal payments on the Subordinated Notes pursuant to an amortization schedule. The amount and timing of the Company’s maintenance expenditures are dependent on the aggregate amount of the maintenance claims submitted by lessees for reimbursement from reserves and expenses incurred in connection with off-lease aircraft and preparation of such aircraft for re-lease.  The amount of interest paid by the Company is dependent on the outstanding balance of its Credit Facility and Subordinated Notes debt.  In addition, the amount of interest expenditures related to the Company’s Credit Facility is dependent on changes in prevailing interest rates.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its Credit Facility and Subordinated Notes financing, based upon its estimates of future revenues and expenditures. The Company’s expectations concerning such cash flows are based on existing lease terms and rents, as well as numerous estimates, including (i) rents on assets to be re-leased, (ii) timely use of proceeds of unused debt capacity toward additional acquisitions of income producing assets, (iii) required debt payments, (iv) interest rate increases and decreases, and (v) the cost and anticipated timing of maintenance to be performed.

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

         (i)  Operating activities

Although the Company’s net income was $942,600 higher in the three months ended March 31, 2009 compared to the same period in 2008, the Company’s cash flow from operations decreased by $422,400 in the 2009 period compared to 2008.  This was primarily due to maintenance expense accrued in the first quarter of 2008, but not paid until the second quarter.   The change in cash flow from period to period is a result of changes in several cash flow items during the period, including principally the following:

Lease rents, maintenance reserves and security deposits

Payments received from lessees for rent were $223,200 greater in the three months ended March 31, 2009, compared to the same period in 2008, due primarily to rent payments for aircraft acquired during 2008, and re-leases during 2008 at increased rental rates for several of the Company’s aircraft. The aggregate effect of these increases was partially offset by a decrease in revenue related to aircraft that were off lease for all or part of the 2009 period.

Payments received for refundable and non-refundable maintenance reserves are based on usage of the Company’s aircraft.  Such payments were $363,800 less in the three months ended March 31, 2009, than in the three months ended March 31, 2008 as a result of lower average usage of aircraft by some the Company’s lessees.

The Company did not receive or return any security deposits during the first three months of 2009.  During the first three months of 2008, the Company returned a $308,000 security deposit to a lessee upon return of an aircraft at lease end.

Payments for interest

Payments for interest decreased by $369,600 in the first three months of 2009 compared to the same period of 2008.  The Company paid $669,600 less interest related to the Company’s Credit Facility and special purpose financing debt in the 2009 period compared to the same period in 2008 as a result of lower average index rates upon which the Credit Facility and special purpose financing interest rates were based. The Company also paid $2,000 more in commitment fees related to the unused portion of its Credit Facility in the 2009 period.  The Company paid $23,000 less in commitment fees related to its Subordinated Notes debt in the 2009 period because no such fees are payable after the Company’s second Subordinated Notes draw in July 2008. The aggregate effect of these decreases was partially offset by an increase of $155,600 in interest expense related to the Company’s Subordinated Notes in the three months ended March 31, 2009, compared to the same period in 2008 as a result of a higher principal balance.  During the first three months of 2009, the Company also recorded $165,400 more of net settlement interest related to the Swap than during the first three months of 2008.

Payments for maintenance

Payments for maintenance were $897,400 greater in the first three months of 2009 compared to the first three months of 2008, as a result of higher maintenance expenditures for off-lease aircraft of $1,087,400 offset partially by $191,000 of lower payments for lessee maintenance claims.  The amount of payments for maintenance in future periods will be dependent on the amount and timing of maintenance paid as reimbursement to lessees from maintenance reserves and maintenance paid for off-lease aircraft, both of which will largely be influenced by utilization of and maintenance cycles on aircraft.

Income taxes

The Company paid taxes of $400 and $1,300 in the three months ended March 31, 2009, and 2008, respectively. During the three months ended March 31, 2008, the Company received $210,500 of federal tax refunds.

         (ii)  Investing activities

During the first three months of 2009 and 2008, the Company used cash of $0 and $25,300 respectively, for capital equipment installed on aircraft.

        (iii)  Financing activities

The Company made no borrowings during the first three months of 2009 or 2008.  The Company repaid $4,344,000 and $1,841,900 of its outstanding debt in the three months ended 2009 and 2008, respectively.   Such payments were funded by excess cash flow.

Outlook

Because the global economy is in a significant downturn, the Company anticipates that many air carriers will be forced to reduce capacity, which may negatively impact their needs for additional aircraft, which in turn may mean fewer leasing or sales opportunities for the Company. To date, except for the lease termination and payment deferrals discussed below, the Company has not experienced significant changes in any of its customers’ payment timeliness but has seen indications of a weakening in the financial condition and operating results of some customers.

The current tightening of the credit markets may create increased demand for sale-leasebacks from carriers as a way to monetize owned assets, or from carriers that are proceeding with fleet expansions but are unable to obtain asset-based acquisition loans.  The Company therefore anticipates that there will be opportunities for acquisitions during 2009 albeit fewer than in previous years, and that the available borrowing capacity under the Credit Facility will be sufficient to fund targeted acquisitions projected through 2009.

The Company is currently seeking to re-lease its two Saab 340A aircraft, one Saab 340B aircraft, and one Fokker 50 aircraft that are off lease.

One of the Saab 340A aircraft has already had significant maintenance performed on it to ready it for remarketing.  Maintenance on the second Saab 340A aircraft, estimated to cost approximately $367,000, will not commence until a new lessee is identified.

The Fokker 50 aircraft was returned early by its lessee, which ceased operations due to insolvency in late 2008.  Maintenance reserves of approximately $1.1 million previously collected from the lessee and previously recorded as income are being used to partially fund the work necessary to prepare the aircraft for re-lease. The repair work commenced in late 2008, and the Company recorded approximately $1.2 million of expense through December 31, 2008 and approximately $200,000 during the first quarter of 2009.  Expense for remaining work will be recognized when performed, which the Company expects to occur before September 30, 2009.  Total maintenance expense to prepare this aircraft for re-lease is estimated to be $1.8 million. The Company is currently negotiating a term sheet for the off-lease Fokker 50 aircraft with a current lessee of two other of the Company’s Fokker 50 aircraft.

Additionally, one of the Company’s Saab 340B aircraft is undergoing maintenance in preparation for re-leasing to another lessee.  In January 2009, the Company terminated its lease for the aircraft with an Australian lessee due to payment and other defaults under the lease.  The expiration date of the lease for this aircraft had been in March 2009.  The lessee has ceased operations and its business is being wound up under local insolvency laws.  The Company does not anticipate a significant monetary recovery on any claims against the lessee given the number of secured claims on the lessee’s few remaining assets.  The Company estimates that the aircraft will require approximately $1.3 million of maintenance to prepare it for re-lease.  Through March 31, 2009, the Company recorded approximately $200,000 of expense to prepare the aircraft for re-lease.  The Company believes that it will be able to complete the remaining required maintenance and find a new customer for the aircraft during 2009.

To date in 2009, the Company has extended the leases for three of its aircraft and is negotiating the extension of a fourth lease.  Seven of the Company’s other aircraft leases expire in 2009, and the Company believes that it will be successful in extending the leases for a majority of these aircraft, given preliminary indications from current lessees. If the aircraft that are currently off lease remain off lease for an extended period of time and the Company is not successful in extending the leases for a majority of the eight aircraft with leases expiring in 2009, the Company may not be able to meet its operational needs or remain in compliance with the terms of its Credit Facility and Subordinated Notes.

The Company continually monitors the financial condition of its lessees to avoid unanticipated creditworthiness issues, and works where necessary with lessees to ensure continued compliance with obligations under their respective leases.  Currently, the Company is closely monitoring the performance of three lessees with a total of seven aircraft under lease.  The Company continues to work closely with these lessees to ensure compliance with their current obligations. In February 2009, the Company and the lessee of two of the Company’s aircraft agreed to defer a portion of the rent and maintenance reserves due from the lessee.  The deferral required payment in four, equal monthly installments beginning in March 2009; the Company has received the first two payments.  Another lessee has indicated to the Company that due to a significant drop in revenue as a result of the H1N1 virus crisis, the lessee may seek a three-month rent deferral from the Company.

If any of the Company's current lessees are unable to meet their lease payment obligations, the Company's future operating results could be materially impacted.  Any weakening in the aircraft industry may also affect the performance of lessees that currently appear to the Company to be creditworthy.  See "Factors that May Affect Future Results – General Economic Conditions," below.

The Company accrues non-refundable maintenance reserves billed to lessees as income based on aircraft usage and records maintenance expenses as incurred.  The Company accrues estimated maintenance costs based on information provided by its lessees and, accordingly, estimates of such expenses depend on timely and accurate reporting by such parties.  Because revenue accrues based upon utilization of aircraft, but expense depends upon costs accrued for actual maintenance events, which may be somewhat sporadic, the Company expects that its reported net income will be subject to significant fluctuations between different reporting periods.  Due to the acquisition of Fokker 100 jet engine powered aircraft during 2007 and 2008, the magnitude of these fluctuations may be greater due to the higher maintenance reserve rates and related maintenance expense for jet engines as compared to turboprop engines.

Factors that May Affect Future Results

Availability of Financing.  The Company’s continued growth will depend on its ability to obtain capital, either through debt or equity financings.  The financial markets have experienced certain setbacks related in many cases to certain financial institutions’ investments in mortgage-backed securities.  As a result, commercial lending origination has dramatically decreased, and asset-based debt financing is now more difficult to obtain.  The Company believes that the current banking crisis will not have an immediate effect on the Company.  The Company believes the lenders in its Credit Facility will continue to honor their commitment to provide loans as committed in the Credit Facility agreements and that the unused capacity under the Credit Facility will remain available and provide sufficient capital to fund acquisitions through the end of 2009.  The Company, however, will eventually need to seek additional capital once its Credit Facility is fully drawn. The Company is currently seeking additional lenders for participation in its Credit Facility, and investigating other sources of debt financing. There is no assurance that the Company will succeed in finding such additional capital, and if such financing is found, it may not be on terms as favorable as its current debt financings.  The current term of the Credit Facility expires in March 2010.  While the Company anticipates that, at that time, the current lenders participating in the facility will remain as participants in the amount for which they are currently committed, there is no assurance that such will occur.  If one or more participants does not continue, then the Company will either need to pay off such participant by obtaining additional commitment amounts from the remaining lenders, finding new replacement lenders, or selling assets, or doing a combination of any of the foregoing.

Risks of Debt Financing.  The Company’s use of debt as the primary form of acquisition financing subjects the Company to increased risks of leveraging.  Indebtedness owed under the Credit Facility is secured by the Company’s existing assets as well as the specific assets acquired with each financing.  In addition to payment obligations, the Credit Facility also requires the Company to comply with certain financial covenants, including a requirement of positive earnings, interest coverage and net worth ratios.  Any default under the Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the existing assets of the Company securing the loan.  Any such default could also result in a cross default under the Subordinated Notes.

The addition of the Subordinated Notes, the second tranche of which closed in July 2008, while providing additional resources for acquisitions of revenue generating assets, also had the effect of increasing the Company’s overall cost of capital, as they bear an effective overall interest rate that is currently higher than the rate payable under the Credit Facility.  The two tranches of Subordinated Notes financing started bearing interest immediately upon their issuance and, therefore, timely acquisition of income producing assets has become more critical to the Company’s financial results. The agreement under which the Subordinated Notes were issued also contains financial and other covenants which, if violated, could cause a default.

General Economic Conditions and Lowered Demand for Travel. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is in a period of financial difficulty and contraction due to the global economic downturn.  Continuing unavailability of additional debt financing relied on by many regional carriers caused by the current credit crisis and a protracted economic downturn, which will certainly affect carriers’ revenue, may increase the likelihood of failures.  Events such as the spread of the H1N1 flu epidemic to other parts of the globe or a terrorist attack against aviation which could cause lower passenger revenue due to lowered demand or disruptions in scheduled flights may also increase the possibility of an economic failure of one or more of the Company’s lessees.  If lessees experience financial difficulties and are unable to meet lease obligations, this could, in turn, affect the Company’s financial performance.

Credit Facility Obligations. The Company is obligated to make repayments of principal under the Credit Facility in order to maintain certain debt ratios with respect to its assets in the borrowing base.  Assets that come off lease and remain off-lease for a period of time, as well as assets with lease payments more than 30 days past due, are excluded from the borrowing base.  The Company believes it will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term.   The Company’s belief is based on certain assumptions regarding renewal of existing leases, interest rates, profitability, lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that the Company’s assumptions will prove to be correct.  If the assumptions are incorrect (for example, if an asset in the collateral base unexpectedly goes off lease for an extended period of time) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to mitigate the situation, the Company may have to sell a significant portion of its portfolio in order to avoid a default under the Credit Facility agreement.

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

Investment in New Aircraft Types.  The Company has traditionally invested in a limited number of types of turboprop aircraft and engines. While the Company intends to continue to focus solely on regional aircraft and engines, beginning in 2007, the Company has acquired several Fokker 100 regional jet aircraft, and may continue to seek acquisition opportunities for new types and models of regional jet and turboprop aircraft and engines used in the Company's targeted customer base of regional air carriers.  Acquisition of other aircraft types and engines not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience managing those aircraft and engine types. The Company believes, however, that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage such new aircraft types and engines.  Further, the broadening of the asset types in the aircraft portfolio may have a benefit of diversifying the Company's portfolio (see "Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” below).

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

Concentration of Lessees and Aircraft Type.  Currently, the Company’s five largest customers are located in Mexico, Antigua, Norway, Netherlands Antilles and Germany; they currently account for approximately 16%, 14%, 10%, 10% and 10%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

Currently, the Company owns fourteen Fokker 50, eight DHC-8-300 and seven Fokker 100 aircraft, making these three aircraft types the dominant types in the portfolio and representing 22%, 26% and 34%, respectively, of net book value. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

Lessee Credit Risk.    If a customer defaults upon its lease obligations, the Company may be limited in its ability to enforce remedies.  Most of the Company’s lessees are small, regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines.  As a result, the Company’s inability to collect rent under a lease or to repossess equipment in the event of a lessee default could have a material adverse effect on the Company’s revenue.  Most of the Company’s lessees are foreign and not subject to U.S. bankruptcy laws, although there may be debtor protection similar to U.S. bankruptcy laws available in some jurisdictions.  If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, Section 1110 of the Bankruptcy Code would automatically prevent the Company from exercising any remedies for a period of 60 days.  After the 60-day period has passed, the lessee must agree to perform the obligations and cure any defaults, or the Company will have the right to repossess the equipment.  This procedure under the Bankruptcy Code has been subject to significant litigation, however, and it is possible that the Company’s enforcement rights may be further adversely affected by a declaration of bankruptcy by a defaulting lessee.

Leasing Risks.  The Company’s successful negotiation of lease extensions, re-leases and sales may be critical to its ability to achieve its financial objectives, and involves a number of risks.  Demand for lease or purchase of the assets depends on the economic condition of the airline industry, which is, in turn, sensitive to general economic conditions.  The ability to re-lease equipment at acceptable rates may depend on the demand and market values at the time of remarketing.  The Company acquires used aircraft equipment.  The market for used aircraft equipment is cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry.  The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of aircraft coming off-lease.  Values may also increase for certain aircraft types that become desirable based on market conditions and changing airline capacity.  If the Company were to purchase an aircraft during a period of increasing values, it would in turn need to lease such aircraft at a corresponding higher lease rate.

Risks Related to Regional Air Carriers.  Because the Company’s customer base is regional air carriers and the Company continues to focus on this market, it is subject to additional risks.  Some of the lessees in the regional air carrier market are companies that are start-up, low-capital, and/or low-margin operations.  Often, the success of such carriers is dependent upon contractual arrangements with major trunk carriers or franchises from governmental agencies that provide subsidies for operating essential air routes, both of which may be subject to termination or cancellation with short notice periods.  Because of this exposure, the Company typically is able to obtain generally higher lease rates from these types of lessees.  In the event of a business failure or bankruptcy of the lessee, the Company can generally regain possession of its aircraft, but the aircraft could be in substantially worse condition than would be the case if the aircraft were returned in accordance with the lease provisions at lease expiration.

The Company evaluates the credit risk of each lessee carefully, and attempts to obtain a third party guaranty, letters of credit or other credit enhancements, if it deems them necessary in addition to customary security deposits.  There is no assurance, however, that such enhancements will be available or that, if obtained, they will fully protect the Company from losses resulting from a lessee default or bankruptcy.  Also, most of the current and expected market growth is outside of the United States, where collection and enforcement are often more difficult and complicated than in the United States. If any of the Company's current or future lessees are unable to meet their lease obligations, the Company's future results could be materially impacted.

Interest Rate Risk.  The Company’s current Credit Facility carries a floating interest rate based upon short-term interest rate indices. Lease rates typically, but not always, move over time with interest rates, but market demand and numerous other factors for the asset also affect lease rates. Because the Company’s typical lease rates are fixed at the origination of leases, interest rate changes during the term of a lease have no effect on existing lease payments.  Therefore, if interest rates rise significantly, and there is relatively little lease origination by the Company following such rate increases, the Company could experience lower net income.  Further, even if significant lease origination occurs following such rate increases, other contemporaneous aircraft market forces may result in lower or flat rental rates, and the Company could also experience lower net income.

In December 2007, the Company entered into a two-year interest rate swap with a notional amount of $20 million, under which it committed to make or receive a net settlement for the difference in interest receivable computed monthly on the basis of 30-day LIBOR and interest payable monthly on the basis of a fixed rate of 4.04% per annum. The Swap is designed to limit exposure to interest rate increases on $20 million of the Company’s Credit Facility debt by fixing the net interest payable over the term of the Swap.  Nonetheless, if an interest rate increase were great enough, the Company might not be able to generate sufficient lease revenue to meet its interest payments and obligations on the Credit Facility balance that is not subject to the Swap and to comply with the other covenants of its Credit Facility.  If the one-month LIBOR rate applicable for an interest period is below the fixed swap rate set in the Swap contract, as has been the case in recent months, the Company will be obligated to pay the swap counterparty the difference between the fixed swap rate of 4.04% and that one-month LIBOR rate, resulting in a negative impact on the Company’s results.  As of May 13, 2009, the one-month LIBOR rate was 0.375%.

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

In addition, foreign lessees are subject to risks related to currency conversion fluctuations.  Although the Company’s current leases are all payable in U.S. dollars, the Company may agree in the future to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations.  In addition, if the Company undertakes certain obligations under a lease to contribute to a repair or improvement and if the work is performed in a foreign jurisdiction and paid for in foreign currency, currency fluctuations causing a weaker dollar between the time such agreement is made and the time payment for the work is made may result in an unanticipated increase in dollar cost for the Company.

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

In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in the condition as required under the lease.  Typically, a lessee has the obligation to return an aircraft to the Company in the condition required under a lease, which generally requires the aircraft be returned in equal or better condition than that at delivery to the lessee.  If the lessee becomes insolvent during the term of its lease and the Company has to repossess the aircraft from the lessee, it is unlikely that the lessee will have the financial ability to meet these return obligations.  Thus, upon repossession, the Company will be required to expend its own resources to return the aircraft to a remarketable condition, and maintenance reserves collected from the lessee during the term of the lease may be insufficient to fund the total expense of such repair and maintenance.

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

In some cases, anticipated maintenance expenses may result in an asset impairment charge, and the Company may subsequently be required to recognize those same costs of maintenance as expense after the impairment charge, which may result in a required redundancy in recognition of maintenance costs and an asset having a recorded book value lower than its fair value.

Several of the Company’s leases do not require payment of monthly maintenance reserves, and if a repossession due to lessee default occurs with that lessee, the Company will not have received payment for the costs of unperformed repair and maintenance under the applicable lease.

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

Competition.  The aircraft leasing industry is highly competitive.  The Company competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources.  However, the Company believes that it is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.  This market segment, which is characterized by transaction sizes of less than $10 million and in many cases privately held, unrated lessees, is not well served by the Company’s larger competitors.  JMC has developed a reputation as a global participant in this segment of the market, and the Company believes that JMC’s reputation benefits the Company.  There is, however, no assurance that competition from larger aircraft leasing companies will not increase significantly or that JMC’s reputation will continue to be strong in this market segment.

Casualties, Insurance Coverage.  The Company, as owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets.  As a triple net lessor, the Company is generally protected against such claims, since the lessee would be responsible for, and insure against and indemnify the Company for such claims.  Although some protection may be provided by the United States Aviation Act with respect to the Company’s aircraft assets, it is, unclear to what extent such statutory protection would be available to the Company with respect to most of the Company’s aircraft, which are operated in foreign countries, where such provisions of the United States Aviation Act may not apply.   Also, although the Company’s leases generally require a lessee to insure against likely risks, there may be certain cases where the loss is not entirely covered by the lessee or its insurance.  Though this is a remote possibility, an uninsured loss with respect to the equipment, or an insured loss for which insurance proceeds are inadequate, would result in a possible loss of invested capital in and any profits anticipated from, such equipment, as well as a potential claim directly against the Company.

Possible Volatility of Stock Price.  The market price of the Company’s common stock may be subject to fluctuations following developments relating to the Company’s operating results, changes in general conditions in the economy, the financial markets, the airline industry, changes in accounting principles or tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, or arising from other investor sentiment unknown to the Company.  Because the Company has a relatively small capitalization of approximately 1.5 million shares outstanding, there is a correspondingly limited amount of trading and float of the Company’s shares.  Consequently, the Company’s stock price is more sensitive to a single large trade or a small number of simultaneous trades along the same trend than a company with larger capitalization and higher trading volume and float.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

This report does not include information described under Item 3 of Form 10-Q pursuant to the rules of the Securities and Exchange Commission that permit “smaller reporting companies” to omit such information.

Item 4T.  Controls and Procedures.

Quarterly evaluation of the Company’s Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”).  This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the report, the Company present the conclusions of the CEO and the CFO about the effectiveness of the Company’s Disclosure Controls as of March 31, 2009.

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

Conclusions. Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that, as of March 31, 2009, the Company’s Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and then accumulated and communicated to Company management, including the CEO and CFO, as appropriate to make timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.  In accordance with SEC requirements, the CEO and CFO note that there has been no significant change in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.Exhibits

Exhibit Number	Description
3.7	Form of Amendment of Bylaws, incorporated herein by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2009
31.1	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AeroCentury Corp

Date: May 14, 2009	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Sr. Vice President - Finance & Chief Financial Officer