Form 10-Q
period 2009-06-30
AEROCENTURY CORP
filed 2009-08-13
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required submit and post such files).
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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 13, 2009 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, issued, of which 63,300 are held as Treasury Stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements regarding its belief that it will remain in compliance with the covenants of its Credit Facility; that it will continue to be in compliance with all covenants of its Subordinated Notes agreement; that the Company will incur significant maintenance expense in order to prepare its off-lease aircraft for remarketing; that the Company will be successful in extending a majority of the aircraft leases that expire during the remainder of 2009; and that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its Credit Facility and Subordinated Notes financings; (ii) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook,” the Company’s statements regarding its belief that the reduction in aircraft demand may have a significant impact on the Company’s acquisition and remarketing business, and if it continues for a significant amount of time, on the Company’s profitability; that there will be few acquisition opportunities for the remainder of 2009; that the Company’s asset portfolio may grow at a slower rate than in previous years; that approximately $1.7 million in maintenance expense will be incurred in future periods to prepare off-lease aircraft for re-lease; that the Company will be successful in extending the leases of a majority of the aircraft leases that expire during the remainder of 2009; and (iii) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” the Company’s statements regarding its belief that the Company will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term; that the current banking crisis will not have an immediate effect on the Company; that the lenders in its Credit Facility will continue to be able to honor their commitment to provide loans as committed in the Credit Facility agreements and that the unused capacity under the Credit Facility provides sufficient capital to fund acquisitions through the end of 2009; that the Company will eventually need to seek additional capital once the Credit Facility is fully drawn; that the current lenders in the Credit Facility will renew and remain as participants in the amount for which they are currently committed when the Credit Facility expires in March 2010; that the Company intends to focus solely on regional aircraft and engines; that JMC personnel's overall industry experience and its technical resources should permit the Company to effectively manage new aircraft types and engines; that the Company intends to focus on the regional air carrier market; and that the Company is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers and that it benefits from JMC’s reputation.  These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results," including the continued availability of Credit Facility financing; the compliance of the Company's lessees with obligations under their respective leases, risks related to use of debt financing for acquisitions; a sudden worsening in demand for regional aircraft or severe reduction in regional airline capacity; general economic conditions, particularly those that affect the air travel industry; the Company’s success in finding additional financing and appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.Financial Statements.
AeroCentury Corp.
Condensed Consolidated Balance Sheets
Unaudited

ASSETS
	June 30, 2009	December 31, 2008

Assets:
Cash and cash equivalents	$3,511,000	$2,169,700
Accounts receivable, including deferred rent of $174,600 and $244,100 at June 30, 2009 and December 31, 2008, respectively	2,427,500	2,022,800
Aircraft and aircraft engine held for lease, net of accumulated depreciation of $37,200,900 and $33,385,300 at June 30, 2009 and December 31, 2008, respectively	121,098,000	124,913,600
Taxes receivable	1,500	1,626,800
Prepaid expenses and other	835,600	1,000,600

Total assets	$127,873,600	$131,733,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$380,300	$503,000
Notes payable and accrued interest	63,406,600	72,411,300
Maintenance reserves and accrued costs	9,896,100	8,190,700
Security deposits	5,324,900	5,498,800
Prepaid rent	965,000	1,072,900
Deferred income taxes	10,459,400	9,169,400
Taxes payable	300	52,300

Total liabilities	90,432,600	96,898,400

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	23,163,400	20,557,500
	37,945,100	35,339,200
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	37,441,000	34,835,100

Total liabilities and stockholders’ equity	$127,873,600	$131,733,500

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
Unaudited

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008

Revenues and other income:

Operating lease revenue	$12,910,300	$11,653,100	$6,441,000	$5,759,200
Maintenance reserves income	3,110,800	3,650,100	1,542,500	1,900,600
Other income	264,000	204,800	257,900	25,300

	16,285,100	15,508,000	8,241,400	7,685,100
Expenses:

Depreciation	3,815,600	3,449,700	1,907,800	1,742,900
Maintenance costs	3,215,500	3,634,800	1,710,200	1,253,400
Interest	2,791,100	3,230,300	1,381,400	1,101,000
Management fees	1,840,300	1,772,700	913,000	889,200
Professional fees and general and administrative	379,100	434,800	126,200	156,600
Insurance	199,000	171,300	102,800	93,200
Other taxes	79,600	(45,300)	22,900	34,500
Bad debt expense	1,300	-	-	-

	12,321,500	12,648,300	6,164,300	5,270,800

Income before income tax provision	3,963,600	2,859,700	2,077,100	2,414,300

Income tax provision	1,357,700	978,500	709,400	828,800

Net income	$2,605,900	$1,881,200	$1,367,700	$1,585,500

Earnings per share:
Basic	$1.69	$1.22	$0.89	$1.03
Diluted	$1.69	$1.17	$0.89	$0.99
Weighted average shares used in earnings per share computations:
Basic	1,543,257	1,543,257	1,543,257	1,543,257
Diluted	1,543,257	1,610,969	1,543,257	1,594,410

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended June 30,
	2009	2008

Net cash provided by operating activities	$10,445,300	$7,818,800

Investing activity -
Purchases of aircraft	-	(13,982,800)

Financing activity -
Borrowings under Credit Facility	-	12,500,000
Repayments of the Credit Facility, Subordinated Notes and notes payable	(9,104,000)	(6,131,600)
	(9,104,000)	6,368,400

Net increase in cash and cash equivalents	1,341,300	204,400

Cash and cash equivalents, beginning of period	2,169,700	2,843,200

Cash and cash equivalents, end of period	$3,511,000	$3,047,600

During the six months ended June 30, 2009 and 2008, the Company paid interest totaling $2,452,900 and $3,003,900, respectively.

During the six months ended June 30, 2009, the Company paid income taxes totaling $900 and received a federal tax refund of $1,625,100.  During the six months ended June 30, 2008, the Company paid income taxes totaling $500 and received federal tax refunds totaling $210,500.

At June 30, 2008, capital purchases included in accounts payable and accrued expenses were $345,400.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009

1.Organization and Summary of Significant Accounting Policies

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

(b)Use of Estimates

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

(c)Fair Value of Financial Instruments and Accounting for Derivative Instrument

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

Borrowings under the Company’s revolving credit facility (the “Credit Facility”) and certain notes payable bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective rates of its various debt agreements approximate current market rates for such indebtedness at the balance sheet date.  The Company believes the carrying amount of its floating and fixed rate debt approximates fair value at the balance sheet date.  As discussed in Note 4, the fair value of the Company’s interest rate swap derivative instrument is determined by reference to banker quotations, and is included on the balance sheet at fair value as a component of Notes payable and accrued interest.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009

1.Organization and Summary of Significant Accounting Policies (continued)

(d)Reclassifications

Certain of the prior period financial statement amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on previously reported net income or cash flows.

(e)Recent Accounting Pronouncements

On March 19, 2008, the Financial Accounting Standards Board (“FASB”) issued “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008 and which requires enhanced disclosure about derivatives and hedging transactions.  SFAS 161 amended SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires that objectives for using derivative instruments be disclosed in terms of the underlying risk and accounting designation, better conveying the purpose underlying the derivatives’ use in terms of the risk the reporting entity is intending to manage.  It further requires disclosure of the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk-related contingent features providing information on the potential effect on the reporting entity’s liquidity from using derivatives, and cross-referencing within footnotes.  The Company adopted the provisions of SFAS 161 effective January 1, 2009.  Adoption of SFAS 161 did not impact the amount of gain or loss recognized or the financial position of the Company.

The Company adopted “Fair Value Measurements” (“SFAS 157”), which provides guidance on the use of fair value measurements in generally accepted accounting standards, on January 1, 2008, except with respect to non-financial assets and liabilities covered by FSP 157-2, discussed below.  Information regarding the Company’s fair value measurements is presented in Note 4.

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

“Effective Date of FASB Statement No. 157,” (“FSP 157-2”) delayed the effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value, to fiscal years beginning after November 15, 2008 and interim periods within such years.  The Company’s adoption of SFAS 157 with respect to such assets and liabilities on January 1, 2009, did not have a material effect on the Company’s condensed consolidated financial statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009

1.Organization and Summary of Significant Accounting Policies (continued)

(e)Recent Accounting Pronouncements (continued)

In June 2008, the FASB Emerging Issues Task Force ("EITF") finalized "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5").  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Adoption of EITF 07-5 did not have any effect on its condensed consolidated financial statements.

In April 2009, two new FASB staff positions became effective.  “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”) and “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) are effective for reporting periods after June 15, 2009, and were adopted by the Company in its second quarter of 2009.  FSP 107-1 requires disclosure of the fair value of financial instruments for interim reporting periods, and FSP 157-4 provides guidance on determination of the fair value of assets and liabilities in circumstances in which the activity of trading has significantly declined and in identifying transactions in such assets and liabilities that are not orderly.  FSP 107-1 requires additional footnote disclosures, but does not affect accounting.  Adoption of these pronouncements did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued “Subsequent Events” (“SFAS 165”), which is effective for periods ending after June 15, 2009.  SFAS 165 bifurcates subsequent events into two categories – those which provide additional evidence about conditions that existed at the balance sheet date of presented financial statements, and those that provide evidence about conditions that did not exist at such balance sheet date.  In the first case, additional evidence about conditions existing at the balance sheet date are recorded as appropriate in the presented financial statements; in the second case, appropriate disclosures about post-balance sheet events are made in the disclosures related to the financial statements, although the effects are not recorded in the financial statements themselves.  The issuer of financial statements is required to disclose the date through which subsequent events have been evaluated and the date upon which the financial statements are issued.  Adoption of this provision had no material effect on the Company’s financial statements.

Pursuant to “The FASB Accounting Standards Codification” (“SFAS 168”) (promulgated in June of 2009), commencing with financial statements for periods ending after September 15, 2009, GAAP will be entirely expressed in a new “codification” of accounting standards (plus applicable SEC rules), which will provide a single substantive source of GAAP rather than the hierarchal structure previously in place.  Codification is not intended to change GAAP, but will require different disclosures in the Company’s financial statements about application of GAAP to its financial condition and results of operations commencing in its third quarter of 2009.  SFAS 168 replaced SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles,” which never became effective.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009

2.Aircraft and Aircraft Engine Held for Lease

During the three months and six months ended June 30, 2009, the Company did not purchase or sell any aircraft or its aircraft engine.  In April, the Company extended the lease for one of its DHC-8-100 aircraft for 36 months.  In May, the Company and the lessee of one of the Company’s Fokker 50 aircraft with a lease expiring in mid-May agreed in principle, but not in a binding agreement, to a two-year re-lease at the same rent, with an option for a one-year extension.   The Company and the lessee have since continued discussions regarding the lease extension while the lease has continued on a month-to-month basis.  In June, the Company extended the lease for one of its Fokker 50 aircraft for two months, to mid-August, while a long-term extension is negotiated with the lessee.

At June 30, 2009, two Saab 340A aircraft, one Fokker 50 aircraft, one Saab 340-B aircraft and one turboprop engine were off lease.  The Company has a signed term sheet and a deposit for the re-lease of the two Saab 340A aircraft.  Delivery of both aircraft to the lessee is expected to occur in the second half of 2009.  At December 31, 2008, the two Saab 340A aircraft, the Fokker 50 aircraft and the turboprop engine were off lease. The Fokker 50 and Saab 340A aircraft are undergoing maintenance to prepare them for re-lease.

Three of the Company’s Fokker 100 aircraft are leased by a regional airline based in Mexico.  In April 2009, the Company received a request from the lessee to defer certain future payments as a result of a decrease in passenger volume.  In June, the Company and the lessee entered into an agreement which deferred rental payments totaling $990,000 and allowed for the offset of a portion of the security deposits held by the Company to maintenance reserves owed to the Company.  The deferred rent is to be paid in monthly installments from January 2010 through the expiration date of each lease.  The Company is continuing to record operating lease revenue on a straight-line basis for this lessee.

In June 2009, the Company also agreed to defer payment of rent and reserves totaling approximately $492,000 due from the lessee of two of the Company’s DHC-8-100 and one DHC-8-300 aircraft.  The agreement allows for the deferred amount to be paid in monthly installments beginning in August 2009. The Company is continuing to record operating lease revenue on a straight-line basis for this lessee.

In June 2009, the Company received the final deferral payment from a lessee with which the Company had agreed to defer approximately $711,000 of rent and maintenance reserves in February 2009.

3.Maintenance Reserves and Accrued Costs

The accompanying condensed consolidated balance sheets reflect liabilities for maintenance reserves and accrued costs, which include refundable maintenance payments received from lessees based on usage.  At June 30, 2009, and December 31, 2008, the Company’s maintenance reserves and accruals consisted of the following:

	June 30, 2009	December 31, 2008

Refundable maintenance reserves	$6,818,800	$5,746,600
Accrued costs	3,077,300	2,444,100
	$9,896,100	$8,190,700

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009

3.Maintenance Reserves and Accrued Costs (continued)

Additions to and deductions from the Company’s accrued costs during the six months ended June 30, 2009, and 2008, for aircraft maintenance were as follows:

	For the Six Months Ended June 30,
	2009	2008

Balance, beginning of period	$2,444,100	$1,591,300

Additions:
Charged to expense	2,619,600	3,638,400
Reversals of previously accrued maintenance costs	(117,700)	(3,500)
Total maintenance expense	2,501,900	3,634,900
Other	132,700	70,600
Total additions	2,634,600	3,705,500

Deductions:
Payments for previously accrued maintenance costs	1,888,100	2,660,300
Other	113,300	221,700
Total deductions	2,001,400	2,882,000

Net increase in accrued maintenance costs	633,200	823,500

Balance, end of period	$3,077,300	$2,414,800

4.Notes Payable and Accrued Interest

At June 30, 2009, and December 31, 2008, the Company’s notes payable and accrued interest consisted of the following:

	June 30, 2009	December 31, 2008

Credit Facility principal	$51,000,000	$58,096,000
Credit Facility accrued interest	43,100	39,500
Subordinated Notes principal	12,740,000	14,000,000
Subordinated Notes discount	(808,700)	(1,166,500)
Special purpose financing principal	-	748,000
Special purpose financing accrued interest	-	700
Swap valuation	366,100	645,800
Swap accrued interest	66,100	47,800
	$63,406,600	$72,411,300

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009

4.Notes Payable and Accrued Interest (continued)

(a)Credit Facility

The current amount available under the Credit Facility is $80 million and may be increased to a maximum of $110 million either with additional commitments from current Credit Facility participants or with new lenders approved by the Credit Facility agent bank.  During the six months ended June 30, 2009, the Company borrowed $0 and repaid $7,096,000 of the outstanding principal under the Credit Facility.  As of June 30, 2009 and December 31, 2008, the Company was in compliance with all covenants under the Credit Facility agreement.  At June 30, 2009 and December 31, 2008, there was $29,000,000 and $21,904,000, respectively, in borrowing capacity remaining.  The weighted average interest rate on the Credit Facility at June 30, 2009 and December 31, 2008 was 3.10% and 3.42%, respectively.

(b)Derivative instrument

In December 2007, the Company entered into a two-year interest rate swap (the “Swap”) with a notional amount of $20 million, under which it committed to make or receive a net settlement for the difference in interest receivable computed monthly on the basis of 30-day LIBOR and interest payable monthly on the basis of a fixed rate of 4.04% per annum.   The Company entered into the Swap with the objective of economically converting a portion of its floating rate debt into a fixed rate for the term of the Swap, thereby reducing the volatility of cash flow associated with its debt obligations.

At June 30, 2009, and December 31, 2008, the Company recorded the fair value of the Swap of $366,100 and $645,800, respectively, as a liability on its condensed consolidated balance sheet as a component of notes payable and accrued interest.  The Company recorded a gain on the Swap of $141,400 and $355,900 for the three months ended June 30, 2009, and 2008, respectively.  The Company recorded a gain on the Swap of $279,700 and a loss on the Swap of $114,700 for the six months ended June 30, 2009, and 2008, respectively, as a component of interest expense.  The Company also recognized additional interest expense on the net settlement of the Swap of $183,100 and $70,500 in the three months ended June 30, 2009, and 2008, respectively, and $362,500 and $84,800 in the six months ended June 30, 2009, and 2008, respectively.

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

The Swap agreement effectively converts $20 million of the Company’s short-term variable rate debt to a fixed rate.  Under this agreement, the Company pays a fixed rate and receives a variable rate of LIBOR.  The fair value of this interest rate derivative is based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivative is considered a Level 2 input.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009

4.Notes Payable and Accrued Interest (continued)

(c)Senior unsecured subordinated debt

As of June 30, 2009, and December 31, 2008, the Company was in compliance with all covenants under the securities purchase agreement pursuant to which the Company issued its currently outstanding subordinated notes (the “Subordinated Notes”).

(d)Special purpose financings

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

5.Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008

Net income	$2,605,900	$1,881,200	$1,367,700	$1,585,500

Weighted average shares outstanding for the period	1,543,257	1,543,257	1,543,257	1,543,257
Dilutive effect of warrants	-	67,712	-	51,153
Weighted average diluted shares outstanding	1,543,257	1,610,969	1,543,257	1,594,410

Basic earnings per share	$1.69	$1.22	$0.89	$1.03
Diluted earnings per share	$1.69	$1.17	$0.89	$0.99

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.  Since the average market price of the Company’s common stock was less than the exercise price of the Warrants, the warrants would be anti-dilutive for the 2009 periods, so conversion is assumed not to occur in the 2009 earnings per share calculations.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009

6. Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").   Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. The Company recorded management fees of $1,840,300 and $1,772,700 during the six months ended June 30, 2009, and 2008, respectively. The Company paid acquisition fees totaling $437,000 to JMC during the six months ended June 30, 2008, which are included in the cost basis of the aircraft purchased.  No such fees were paid to JMC during the six months ended June 30, 2009.  No remarketing fees were paid to JMC during the six months ended June 30, 2009, or 2008.

7.Subsequent Events

In July 2009, the Company extended the leases for two of its DHC-6 aircraft for five years, to July 31, 2014.   Also in July, the Company extended the lease for one of its Fokker 50 aircraft for two months, to mid-October, while a long-term extension is negotiated with the lessee.

In August 2009, the Company purchased two regional jet engines, which are on lease to a U.S. regional carrier.

Subsequent events have been evaluated through August 13, 2009, the date on which these financial statements were issued.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008, and the unaudited financial statements and the related notes that appear elsewhere in this report.

Results of Operations for the Three Months and Six Months Ended June 30, 2009 and 2008

(a)Revenues

Operating lease revenue was $681,800 and $1,257,200 greater in the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily because of increases of $576,000 and $1,236,000, respectively, in operating lease revenue from aircraft purchased during 2008, as well as increases related to re-leases of aircraft that were off lease for part of the 2008 periods, and re-leases of several of the Company’s aircraft during 2008 at increased rental rates. The aggregate effect of these increases was partially offset by a decrease in revenue related to aircraft that were off lease for all or part of the three-month and six-month periods in 2009, respectively.

Maintenance reserves revenue is comprised of non-refundable reserves that are earned based on lessee aircraft usage.  Such income was $358,100 and $539,200 lower in the three-month and six-month 2009 periods, respectively, compared to the same periods in 2008 primarily as a result of lower average usage of aircraft by some the Company’s lessees and because there were more aircraft off lease in the 2009 periods compared to the 2008 periods.

Other income was $232,600 and $59,200 higher in the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008, principally because the 2009 periods included $245,400 of interest income related to a federal tax refund received in June 2009. The six-month period of 2008 included $150,000 for compensation paid by a lessee for canceling a potential re-lease transaction.

(b)Expense items

Interest expense was $280,400 higher in the three months ended June 30, 2009, compared to the three moths ended June 30, 2008, primarily because of the net effect of the following:

• an increase of $264,100 in Subordinated Notes fee amortization as a result of the issuance of additional Subordinated Notes in July 2008;

• a gain in fair value of $141,400 related to the Swap in 2009, compared to a $355,900 gain in 2008 (which gains were reflected as reductions in interest expense for the two periods);

• an increase of $148,300 related to a higher outstanding principal balance of Subordinated Notes;

•	an increase of $112,500 in net settlement interest related to the Swap;

• an increase of $6,700 in Credit Facility unused commitment fees as a result of higher average unused available borrowings under the Credit Facility;

• a decrease of $371,100 in Credit Facility interest as a result of lower average interest rates;

• a decrease of $68,200 related to a lower outstanding balance under the Credit Facility;

• a decrease of $22,800 in Subordinated Notes unused commitment fees as a result of lower average unused available borrowings under the Subordinated Notes; and

• a decrease of $3,600 in special purpose financing loan fee amortization.

Interest expense was $439,100 lower in the six months ended June 30, 2009, compared to the six moths ended June 30, 2008, primarily because of the net effect of the following:

•a decrease of $936,500 in Credit Facility interest as a result of lower average interest rates;

• a gain in fair value of $279,700 related to the Swap in 2009, compared to a $114,700 loss on the Swap in 2008 (which gain and loss were reflected as a reduction and an increase, respectively, in interest expense for the two periods);

• a decrease of $104,300 related to a lower outstanding balance under the Credit Facility;

• a decrease of $45,500 in Subordinated Notes unused commitment fees as a result of lower average unused available borrowings under the Subordinated Notes;

•a decrease of $10,000 in special purpose financing loan fee amortization;

•an increase of $461,700 in Subordinated Notes fee amortization as a result of the issuance of additional Subordinated Notes in July 2008;

•an increase of $303,800 related to a higher outstanding principal balance of Subordinated Notes;

•an increase of $277,700 in net settlement interest related to the Swap; and

•an increase of $8,400 in Credit Facility unused commitment fees as a result of higher average unused available borrowings under the Credit Facility.

Depreciation was $164,900 and $365,800 greater in the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily because of purchases of aircraft during 2008.

Management fees, which are calculated on the net book value of the aircraft, were $23,800 and $67,700 greater in the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008 because of higher net book values as a result of aircraft acquisitions in 2008.  The effects of these increases were partially offset by the effect of depreciation.

The Company’s maintenance expense is dependent on the aggregate amount of maintenance incurred by lessees related to non-refundable reserves and expenses incurred in connection with off-lease aircraft, and, therefore, can vary greatly between periods.

In the three months ended June 30, 2009, the Company recognized $456,800 more in maintenance expense than in the same period of 2008, due to the net effect of the following:

• an increase of $985,500 in expense related to off-lease aircraft; and

                • a decrease of $528,700 in total lessee work incurred.

In the six months ended June 30, 2009, the Company recognized $419,300 less in maintenance expense than in the same period of 2008, due to the net effect of the following:

• a decrease of $1,589,600 in total lessee work incurred; and

• an increase of $1,170,300 in expense related to off-lease aircraft.

During the three months and six months ended June 30, 2009, $610,600 and $1,393,700 respectively, of the Company’s maintenance expense was funded by non-refundable maintenance reserves which were recorded as income when accrued, as compared to $494,000 and $1,432,600 for the same periods in 2008, respectively.

The Company records non-income based sales, use, value-added and franchise taxes as other tax expense.

The Company's insurance expense consists primarily of product liability insurance and insurance for off-lease aircraft and aircraft engines which varies depending on the type and length of time each off-lease asset is insured, as well as directors and officers liability insurance.

The Company’s effective tax rates for all periods presented were approximately 34%.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt borrowings and excess cash flows.

(a)Credit Facility

The current amount available under the Credit Facility is $80 million and may be increased to a maximum of $110 million either with additional commitments from current Credit Facility participants or with new lenders approved by the Credit Facility agent bank.  During the six months ended June 30, 2009, the Company borrowed $0 and repaid $7,096,000 of the outstanding principal under the Credit Facility.  The balance of the principal amount owed under the Credit Facility at June 30, 2009, was $51,000,000 and interest of $43,100 was accrued.

The Company was in compliance at June 30, 2009, and currently is in compliance with all covenants of the Credit Facility.  Based on its current projections, the Company believes it will continue to be in compliance with all covenants of its Credit Facility, but there can be no assurance of such compliance in the future.  See "Factors That May Affect Future Results –  'Risks of Debt Financing’ and 'Credit Facility Obligations,’” below.

The Company's interest expense in connection with the Credit Facility generally increases and decreases with prevailing interest rates, although the Company did enter into the Swap in December 2007 that expires in December 2009, as discussed in Note 4 above and paragraph (b) below. Because aircraft owners seeking financing generally can obtain financing through either leasing transactions or traditional secured debt financings, prevailing interest rates are a significant factor in determining market lease rates, and market lease rates generally move up or down with prevailing interest rates, assuming supply and demand of the desired equipment remain constant.  However, because lease rates for the Company’s assets typically are fixed under existing leases, the Company normally does not experience any positive or negative impact in revenue from changes in market lease rates due to interest rate changes until existing leases have terminated and new lease rates are set as aircraft are re-leased.

(b)Derivative instrument

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

The Company recognized net settlement expense related to the Swap of $183,100 and $362,500 for the three months and six months ended June 30, 2009, respectively, as a component of interest expense.  Short-term interest rates are currently below the fixed rate of the Swap. If short-term interest rates remain below the fixed rate of the Swap, the Company will incur additional interest expense as a result.

At June 30, 2009, the Company also recognized a $366,100 liability for the Swap on its condensed consolidated balance sheet as a component of notes payable and accrued interest, which reflects market expectations concerning the “spread” between fixed and variable interest rates over the remaining term of the Swap.  The Company also recognized gains on the Swap of $141,400 and $279,700 for the three months and six months ended June 30, 2009, respectively, as a component of interest expense for the change in fair value of the Swap contract.  Market expectations of increasing interest rates will tend to decrease the fair value of the Swap, and expectations of decreasing interest rates will tend to increase the fair value of the Swap.  Over the remaining term of the Swap, so long as there is no default by either counterparty and the Company does not elect to terminate it early, the change in fair value of the Swap will be recognized as a reduction in interest expense.

(c)Senior unsecured subordinated debt

As of June 30, 2009, the carrying amount of the Subordinated Notes was $11,931,300 (outstanding principal amount of $12,740,000 less unamortized debt discount of $808,700) and accrued interest payable was $0.  The Company is currently, and at June 30, 2009, was, in compliance with all covenants under the securities purchase agreement pursuant to which the Company issued the Subordinated Notes.  Based on its current projections, the Company believes it will continue to be in compliance with all covenants of the securities purchase agreement pursuant to which the Company issued the Subordinated Notes, but there can be no assurance of such compliance in the future.  See "Factors That May Affect Future Results –  'Risks of Debt Financing’ and 'Credit Facility Obligations,’” below.

(d)Special purpose financings

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

(e)Cash flow

The Company's primary sources of cash are aircraft lease rentals and maintenance reserves billed monthly to lessees based on aircraft usage.  Maintenance reserves collected by the Company are not required by the leases to be segregated and are included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

The Company is currently not receiving lease revenue for its off-lease assets, comprised of one Fokker 50 aircraft, two Saab 340A aircraft, one Saab 340B aircraft and one turboprop engine.  The Company has and will continue to incur significant maintenance expense in order to prepare these aircraft for re-lease.  Six of the Company’s leases expire during the second half of 2009.  The Company believes that it will be successful in extending the leases for a majority of these aircraft, given preliminary indications from current lessees.

The Company’s primary uses of cash are for financing principal and interest payments due under the Company’s debt obligations, maintenance expense, management fees, professional fees, and insurance. The debt repayment obligations increased in April 2009, when the Subordinated Notes debt repayment schedule began to require principal amortization in addition to interest.  The amount of interest paid by the Company is dependent on the outstanding balance of its Credit Facility and Subordinated Notes debt. Although the Subordinated Notes debt bears a fixed interest rate, the amount of interest owed under the Credit Facility is dependent on changes in prevailing interest rates, since the Credit Facility debt carries a floating interest rate.  The amount and timing of the Company’s maintenance payments are dependent on the aggregate amount of the maintenance claims submitted by lessees for reimbursement from reserves and expenses incurred in connection with off-lease aircraft and preparation of such aircraft for re-lease.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its Credit Facility and Subordinated Notes, based upon its estimates of future revenues and expenditures. The Company’s expectations concerning such cash flows are based on existing lease terms and rents, as well as numerous estimates, including (i) rents on assets to be re-leased, (ii) timely use of proceeds of unused debt capacity toward additional acquisitions of income producing assets, (iii) required debt payments, (iv) interest rate increases and decreases, and (v) the cost and anticipated timing of maintenance to be performed.

Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  Among the more significant external factors outside the Company’s control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company’s profitability and causes the Company to violate covenants of its Credit Facility or its Subordinated Notes, which may in turn require repayment of some or all of the amounts outstanding under the Credit Facility or the Subordinated Notes, (ii) lessee non-performance or non-compliance with lease obligations which may affect Credit Facility collateral limitations and Subordinated Notes covenants, as well as revenue and expenses, (iii) inability to locate and acquire a sufficient volume of additional aircraft assets at prices that will produce acceptable net returns, (iv) lessee performance of maintenance earlier than anticipated and (v) failure of the Credit Facility participants to fully fund their respective commitments.

 (i)Operating activities

The Company’s cash flow from operations increased by $2,626,500 in the six months ended June 30, 2009 compared to the same period in 2008.  This was primarily due to the net effect of the following in the 2009 period:

• an increase of $697,500 in rent collected;

• a decrease of $809,700 in maintenance reserves income;

• an increase of $358,000 in security deposits;

• a decrease of $551,000 in interest paid;

• a decrease of $583,700 in maintenance payments; and

• receipt of a $1,870,500 federal tax refund, including interest income of $245,400.

The change in cash flow from period to period is a result of changes in several cash flow items during the period, including principally the following:

Lease rents, maintenance reserves and security deposits

Payments received from lessees for rent were $697,500 greater in the six months ended June 30, 2009, compared to the same period in 2008, due primarily to rent payments for aircraft acquired during 2008, and re-leases during 2008 at increased rental rates for several of the Company’s aircraft. The aggregate effect of these increases was partially offset by a decrease in revenue related to aircraft that were off lease for all or part of the 2009 period.

Payments received for refundable and non-refundable maintenance reserves are based on usage of the Company’s aircraft.  Such payments were $809,700 less in the six months ended June 30, 2009 than in the six months ended June 30, 2008 as a result of lower average usage of aircraft by some the Company’s lessees.

The Company received security deposits in the amount of $100,000 during the first six months of 2009.  During the first six months of 2008, the Company returned a $308,000 security deposit to a lessee upon return of an aircraft at lease end and received security deposits totaling $50,000.

Payments for interest

Payments for interest decreased by $551,000 in the first six months of 2009 compared to the same period of 2008.  The Company paid $1,105,500 less interest related to the Company’s Credit Facility and special purpose financing debt in the 2009 period compared to the same period in 2008 as a result of lower average outstanding balances and lower average index rates upon which the Credit Facility and special purpose financing interest rates were based. The Company also paid $8,200 more in commitment fees related to the unused portion of its Credit Facility in the 2009 period.  The Company paid $45,500 less in commitment fees related to its Subordinated Notes debt in the 2009 period because no such fees were payable after the Company’s issuance of Subordinated Notes in July 2008. The aggregate effect of these decreases was partially offset by an increase of $303,900 in interest expense related to the Company’s Subordinated Notes in the six months ended June 30, 2009, compared to the same period in 2008 as a result of a higher principal balance.  During the first six months of 2009, the Company also recorded $287,900 more of net settlement interest related to the Swap than during the 2008 period.

Payments for maintenance

Payments for maintenance were $583,700 lower in the first six months of 2009 compared to the 2008 period, as a result of payments for lessee maintenance claims which were $852,900 lower in 2009, offset partially by $269,200 of higher payments for off-lease aircraft in 2009.  The amount of payments for maintenance in future periods will be dependent on the amount and timing of maintenance paid as reimbursement to lessees from maintenance reserves, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease aircraft.

Income taxes

During the six months ended June 30, 2009 the Company received $1,625,100 of Federal tax refunds and paid taxes of $900.  The Company received $210,500 of Federal tax refunds and paid taxes of $500 in the six months ended June 30, 2008.

 (ii)Investing activities

During the first six months of 2009 and 2008, the Company used cash of $0 and $14,081,800 respectively, for aircraft purchases and capital equipment installed on aircraft.

(iii)Financing activities

The Company made borrowings of $0 and $12,500,000 during the first six months of 2009 and 2008, respectively.  The Company repaid $9,104,000 and $6,131,600 of its outstanding debt in the six months ended June 30, 2009 and 2008, respectively.   Such payments were funded by excess cash flow.

Outlook

 (a)  General

The current global downturn has resulted in a significant reduction in airline passenger volume and in reaction to that, a reduction in the number of aircraft needed for operation by large and small carriers in nearly all geographic areas.  This reduction in aircraft demand may have a significant impact on both the acquisition and remarketing areas of the Company’s business, and if it continues without improvement for a significant period of time, may have a material impact on the Company’s profitability.

With respect to acquisitions, in contrast with previous years, demand for leased aircraft for start-up regional operations or fleet expansion by established carriers has significantly declined.  The Company therefore anticipates that there will be few acquisition opportunities for the Company for the remainder of 2009.  Furthermore, while this period of industry contraction continues, it is likely that the Company’s asset portfolio will grow at a slower rate than in previously years.

The continued reduction in the demand for aircraft by air carriers may also increase the possibility that lessees will choose to return leased aircraft at lease expiration rather than renew the leases for such aircraft.  It also increases the risk of a lease default by lessees of the Company, particularly less-established carriers.  If the Company experiences an unanticipated increase in the number of its aircraft being returned at lease end or upon a lessee default, this combined with the lack of other carriers seeking aircraft in this environment of contraction may make finding replacement lessees more challenging for the Company, and require a larger proportion of the Company’s focus than in years past.  A significant increase in the number of aircraft off-lease, or a significant increase in the time that returned aircraft are off lease, will have an adverse impact on the Company’s results.

In the short term, however, except for the lease termination and payment deferrals discussed in more detail below, the Company has not yet experienced significant changes in any of its customers’ payment timeliness but has seen indications of a weakening in the financial condition and operating results of the majority of its customers. The Company is closely monitoring the performance of all of its lessees

To date in 2009, the Company has agreed to rent payment deferrals for three of its lessees, to assist them through a difficult financial situation related to each carrier’s specific situation but in some cases exacerbated by the global economic situation.

In February 2009, the Company and the lessee of two of the Company’s aircraft agreed to defer a portion of the rent and maintenance reserves due from the lessee.  The deferral required payment in four, equal monthly installments beginning in March 2009; the Company has received all four payments.

In April 2009, the Company received a request from a Mexican lessee of three of the Company’s Fokker 100 aircraft to defer certain future payments, primarily as a result of a decrease in passenger volume due to the H1N1 virus outbreak.  In June, the Company and the lessee entered into an agreement which deferred payment of three months of rent for each aircraft and allowed for the application of a portion of the security deposits held by the Company to maintenance reserves owed to the Company.  The deferred rent is to be paid in monthly installments from January 2010 through the expiration date of each lease.

In June 2009, the Company also agreed to defer payment of rent and reserves due from the lessee of two of the Company’s DHC-8-100 and one DHC-8-300 aircraft.  The agreement allows for the deferred amount to be paid in monthly installments beginning in August 2009.

(b)Pending Transactions and Remarketing Efforts

The Company has a signed term sheet and received a deposit for the re-lease of its two off-lease Saab 340A aircraft and one spare engine.  Delivery of both aircraft to the lessee is expected to occur in the second half of 2009. The Company is currently seeking to re-lease a Fokker 50 aircraft and a Saab 340B aircraft that were returned by their previous lessees in August 2008 and February 2009, respectively.  The amount of maintenance expense that will be incurred in future periods for work necessary to prepare the four currently off lease aircraft and one off-lease engine for re-lease is estimated to total approximately $1,700,000.

To date in 2009, the Company has extended the leases for five of its aircraft.  The Company is currently negotiating the extension of four of the six other aircraft leases that expire in the remainder of 2009, and the Company believes that it will be successful in extending the leases for a majority of these aircraft, given preliminary indications from the current lessees. If the aircraft that are currently off lease remain off lease for an extended period of time and the Company is not successful in extending the leases for a majority of the eight aircraft with leases expiring in 2009, the Company may not be able to meet its operational needs or remain in compliance with the terms of its Credit Facility and Subordinated Notes.

Factors that May Affect Future Results

General Economic Conditions and Lowered Demand for Travel. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is in a period of financial difficulty and contraction due to the global economic downturn.  Passenger volume has fallen significantly for carriers in all parts of the globe, and the loss of revenue has affected many carriers’ financial condition. This loss of revenue, combined with the continuing unavailability of additional debt financing relied on by many regional carriers caused by the current credit crisis, may increase the likelihood of failures.  Events such as the spread of the H1N1 flu epidemic to other parts of the globe or a terrorist attack against aviation which could exacerbate an already weakened condition and lead to widespread failures in the air carrier industries.  If lessees experience financial difficulties and are unable to meet lease obligations, this will, in turn, affect the Company’s financial performance.

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

Availability of Financing.  The Company’s continued growth will depend on its ability to obtain capital, either through debt or equity financings.  The financial markets have experienced certain setbacks related in many cases to certain financial institutions’ investments in mortgage-backed securities.  As a result, commercial lending origination has dramatically decreased, and asset-based debt financing is now more difficult to obtain.  The Company believes that the current banking crisis will not have an immediate direct effect on the Company.  The Company believes the lenders in its Credit Facility will continue to honor their commitment to provide loans as committed in the Credit Facility agreements and that the unused capacity under the Credit Facility will remain available and provide sufficient capital to fund acquisitions through the end of 2009.  The Company, however, will eventually need to seek additional capital once its Credit Facility is fully drawn. The Company is currently seeking additional lenders for participation in its Credit Facility, and investigating other sources of debt financing. There is no assurance that the Company will succeed in finding such additional capital, and if such financing is found, it may not be on terms as favorable as its current debt financings.  The current term of the Credit Facility expires in March 2010.  There is no assurance that the current lenders participating in the facility will remain as participants in the amount for which they are currently committed.  If one or more participants does not continue, then the Company will either need to pay off such participant by obtaining additional commitment amounts from the remaining lenders, finding new replacement lenders, or selling assets, or doing a combination of any of the foregoing.

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

The addition of the Subordinated Notes, the second tranche of which were issued in July 2008, while providing additional resources for acquisitions of revenue generating assets, also had the effect of increasing the Company’s overall cost of capital, as they bear an effective overall interest rate that is currently higher than the rate payable under the Credit Facility.  The two tranches of Subordinated Notes financing started bearing interest immediately upon their issuance and, therefore, timely acquisition of income producing assets has become more critical to the Company’s financial results. The agreement under which the Subordinated Notes were issued also contains financial and other covenants which, if violated, could cause a default.

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

Concentration of Lessees and Aircraft Type.  For the month ended July 31, 2009, the Company’s five largest customers were located in Mexico, Antigua, Norway, Netherlands Antilles and Germany and accounted for approximately 16%, 14%, 10%, 10% and 10%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

As of July 31, 2009, the Company owned fourteen Fokker 50, eight DHC-8-300 and seven Fokker 100 aircraft, making these three aircraft types the dominant types in the portfolio and representing 22%, 26% and 34%, respectively, of net book value. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

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

Interest Rate Risk.  The Credit Facility carries a floating interest rate based upon short-term interest rate indices. Lease rates typically, but not always, move over time with interest rates, but market demand and numerous other factors for the asset also affect lease rates. Because the Company’s typical lease rates are fixed at the origination of leases, interest rate changes during the term of a lease have no effect on existing lease payments.  Therefore, if interest rates rise significantly, and there is relatively little lease origination by the Company following such rate increases, the Company could experience lower net income.  Further, even if significant lease origination occurs following such rate increases, other contemporaneous aircraft market forces may result in lower or flat rental rates, and the Company could also experience lower net income.

In December 2007, the Company entered into the Swap, a two-year interest rate swap with a notional amount of $20 million, under which it committed to make or receive a net settlement for the difference in interest receivable computed monthly on the basis of 30-day LIBOR and interest payable monthly on the basis of a fixed rate of 4.04% per annum. The Swap is designed to limit exposure to interest rate increases on $20 million of the Company’s Credit Facility debt by fixing the net interest payable over the term of the Swap.  Nonetheless, if an interest rate increase were great enough, the Company might not be able to generate sufficient lease revenue to meet its interest payments and obligations on the Credit Facility balance that is not subject to the Swap and to comply with the other covenants of its Credit Facility.  If the one-month LIBOR rate applicable for an interest period is below the fixed swap rate set in the Swap contract, as has been the case in recent months, the Company will be obligated to pay the swap counterparty the difference between the fixed swap rate of 4.04% and that one-month LIBOR rate, resulting in a negative impact on the Company’s results.  As of August 12, 2009, the one-month LIBOR rate was 0.3125%.

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

Competition.  The aircraft leasing industry is highly competitive.  The Company competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources.  However, the Company believes that it is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.  This market segment, which is characterized by transaction sizes of less than $10 million and in many cases privately held lessees, without well-established third party credit ratings, is not well served by the Company’s larger competitors.  JMC has developed a reputation as a global participant in this segment of the market, and the Company believes that JMC’s reputation benefits the Company.  There is, however, no assurance that competition from larger aircraft leasing companies will not increase significantly or that JMC’s reputation will continue to be strong in this market segment.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

This report does not include information described under Item 3 of Form 10-Q pursuant to the rules of the Securities and Exchange Commission that permit “smaller reporting companies” to omit such information.

Item 4T.Controls and Procedures.

Quarterly evaluation of the Company’s Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”).  This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the report, the Company present the conclusions of the CEO and the CFO about the effectiveness of the Company’s Disclosure Controls as of June 30, 2009.

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

Conclusions. Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that, as of June 30, 2009, the Company’s Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and then accumulated and communicated to Company management, including the CEO and CFO, as appropriate to make timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.  In accordance with SEC requirements, the CEO and CFO note that there has been no significant change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

On April 30, 2009, the Company held its annual stockholders’ meeting in San Carlos, California.  At that meeting, Thomas W. Orr was re-elected to the Board of Directors for a three-year term expiring in 2012.  The vote tally was 1,083,588 votes for election, and 147,504 votes withheld.

The stockholders also confirmed the appointment of BDO Seidman, LLP as auditors of the Company for the fiscal year ending December 31, 2009.  The vote tally was 1,197,202 in favor, 27,764 against, 6,066 abstaining and 3,128 broker non-votes.

Item 6.Exhibits

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

AEROCENTURY CORP

Date August 13, 2009	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and Chief Financial Officer