Form 10-Q
period 2009-09-30
AEROCENTURY CORP
filed 2009-11-16
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 16, 2009 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, issued, of which 63,300 are held as Treasury Stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Item 1 “Financial Statements,” the Company’s statements regarding its expectation that a damaged spare turboprop engine will be replaced in the fourth quarter; and that the new lessee of a Fokker 50 aircraft will accept delivery in December 2009;  (ii) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements regarding its belief that it will remain in compliance with the covenants of its Credit Facility; that it will continue to be in compliance with all covenants of its Subordinated Notes agreement; that the Company will incur significant maintenance expense in order to prepare its off-lease aircraft for remarketing; that the Company will be successful in extending a majority of the aircraft leases that expire during the remainder of 2009; that the Company will receive insurance proceeds for a damaged spare engine and replace the spare engine in the fourth quarter of 2009; and that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its Credit Facility and Subordinated Notes financings; (iii) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook,” the Company’s statements regarding its belief that there will be few acquisition opportunities for the Company for the remainder of 2009 and into 2010; that the Company’s asset portfolio will grow at a slower rate than in prior years; that the Company expects to deliver two off-lease Saab aircraft and a spare engine to a new lessee in early 2010; and that approximately $625,000 in maintenance expense will be incurred in future periods to prepare off-lease aircraft for re-lease; and (iv) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” the Company’s statements regarding its belief that the Company will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term; that the Company intends to focus on regional aircraft and engines; that JMC personnel's overall industry experience and its technical resources should permit the Company to effectively manage new aircraft types and engines; that the Company intends to focus on the regional air carrier market; that most of the Company’s current and expected growth is outside of the United States; that certain factors are effective in mitigating against JMC taking undue compensation-incented risk-taking; that the Company is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers and that it benefits from JMC’s reputation.  These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results," including the continued availability of Credit Facility financing at levels comparable to the current level; the compliance of the Company's lessees with obligations under their respective leases; a sudden worsening in demand for regional aircraft or severe reduction in regional airline capacity; general economic conditions, particularly those that affect the air travel industry; the Company’s success in finding additional financing and appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.Financial Statements.
AeroCentury Corp.
Condensed Consolidated Balance Sheets
Unaudited

ASSETS
	September 30, 2009	December 31, 2008

Assets:
Cash and cash equivalents	$2,838,600	$2,169,700
Accounts receivable, including deferred rent of $147,000 and $244,100 at September 30, 2009 and December 31, 2008, respectively	3,466,000	2,022,800
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $38,946,100 and $33,385,300 at September 30, 2009 and December 31, 2008, respectively	124,227,100	124,913,600
Taxes receivable	3,600	1,626,800
Prepaid expenses and other	581,700	1,000,600

Total assets	$131,117,000	$131,733,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$632,900	$503,000
Notes payable and accrued interest	63,830,300	72,411,300
Maintenance reserves and accrued costs	10,694,600	8,190,700
Security deposits	5,409,300	5,498,800
Prepaid rent	948,600	1,072,900
Deferred income taxes	11,013,400	9,169,400
Taxes payable	1,300	52,300

Total liabilities	92,530,400	96,898,400

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	24,309,000	20,557,500
	39,090,700	35,339,200
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	38,586,600	34,835,100

Total liabilities and stockholders’ equity	$131,117,000	$131,733,500

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
Unaudited

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008

Revenues and other income:

Operating lease revenue	$19,762,600	$17,995,300	$6,852,400	$6,342,200
Maintenance reserves income	4,708,200	5,534,000	1,597,400	1,883,900
Other income	487,800	214,900	223,700	10,100

	24,958,600	23,744,200	8,673,500	8,236,200
Expenses:

Maintenance costs	5,917,300	4,555,500	2,701,900	920,800
Depreciation	5,727,900	5,326,400	1,912,300	1,876,700
Interest	4,066,800	4,979,900	1,275,700	1,749,800
Management fees	2,758,500	2,730,000	918,200	957,300
Professional fees and general and administrative	498,100	585,500	117,500	150,500
Insurance	298,600	287,800	99,700	116,600
Other taxes	(24,200)	(92,600)	(103,800)	(47,300)

	19,243,000	18,372,500	6,921,500	5,724,400

Income before income tax provision	5,715,600	5,371,700	1,752,000	2,511,800

Income tax provision	1,964,100	1,919,100	606,400	940,400

Net income	$3,751,500	$3,452,600	$1,145,600	$1,571,400

Earnings per share:
Basic	$2.43	$2.24	$0.74	$1.02
Diluted	$2.42	$2.16	$0.73	$1.00
Weighted average shares used in earnings per share computations:
Basic	1,543,257	1,543,257	1,543,257	1,543,257
Diluted	1,547,647	1,596,850	1,567,073	1,572,420

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended September 30,
	2009	2008

Net cash provided by operating activities	$14,357,300	$11,975,000

Investing activities:
Proceeds from sale of aircraft engine	-	15,000
Purchases of aircraft	(5,011,400)	(13,883,800)
Net cash used by investing activities	(5,011,400)	(13,868,800)

Financing activities:
Borrowings under Credit Facility	4,000,000	12,500,000
Net proceeds received from issuance of subordinated notes payable	-	3,960,000
Debt issuance costs	-	285,800
Repayments of the Credit Facility, Subordinated Notes and notes payable	(12,677,000)	(15,223,700)
Net cash (used)/provided by financing activities	(8,677,000)	1,522,100

Net increase/(decrease) in cash and cash equivalents	668,900	(371,700)

Cash and cash equivalents, beginning of period	2,169,700	2,843,200

Cash and cash equivalents, end of period	$2,838,600	$2,471,500

During the nine months ended September 30, 2009 and 2008, the Company paid interest totaling $3,592,400 and $4,554,300, respectively.

During the nine months ended September 30, 2009, the Company paid income taxes totaling $5,300 and received a federal tax refund of $1,625,100.  During the nine months ended September 30, 2008, the Company paid income taxes totaling $3,700 and received federal tax refunds totaling $210,500.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009

1.Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997 (the Company, as defined below) acquires used regional aircraft for lease to foreign and domestic regional carriers.  Financial information for AeroCentury Corp. and its wholly-owned subsidiaries, AeroCentury Investments V LLC (“AeroCentury V LLC”) which was dissolved in August 2008, and AeroCentury Investments VI LLC (“AeroCentury VI LLC”), which was dissolved in September 2009 (collectively, the “Company”), is presented on a consolidated basis.  All intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Borrowings under the Company’s revolving credit facility (the “Credit Facility”) and certain notes payable bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective rates of its various debt agreements approximate current market rates for such indebtedness at the balance sheet date.  The Company believes the carrying amount of its floating and fixed rate debt approximates fair value at the balance sheet date. The fair values of the Company’s obligations are estimated by calculation of the present value of future repayment obligations using estimates of borrowing rates that would be available to the Company for such instruments.  As discussed in Note 4, the fair value of the Company’s interest rate swap derivative instrument is determined by reference to banker quotations, and is included on the balance sheet at fair value as a component of Notes payable and accrued interest.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009

1.Organization and Summary of Significant Accounting Policies (continued)

(d)Reclassifications

Certain of the prior period financial statement amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on previously reported net income or cash flows.

(e)Recent Accounting Pronouncements

Application of New Accounting Standards.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued rules that established the “FASB Accounting Standards Codification,” which is applicable commencing with financial statements for periods ending after September 15, 2009.   Under this codification, there is a single, substantive source of GAAP rather than the hierarchical structure previously in place.  Codification is not intended to change GAAP, but will require that references to GAAP be made under this new codification rather than the various sources of GAAP that applied previously.

Disclosures About Derivative Instruments and Hedging Activities.  In March 2008, the FASB issued guidance that is effective for fiscal years and interim periods beginning after November 15, 2008 and this guidance requires enhanced disclosure about derivatives and hedging transactions.  This guidance requires that objectives for using derivative instruments be disclosed in terms of the underlying risk and accounting designation, better conveying the purpose underlying the derivatives’ use in terms of the risk the reporting entity is intending to manage.  It further requires disclosure of the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk-related contingent features providing information on the potential effect on the reporting entity’s liquidity from using derivatives, and cross-referencing within footnotes.  The Company adopted this guidance effective January 1, 2009, which adoption did not impact the amount of gain or loss recognized or the condensed consolidated financial position of the Company.

Fair Value Measurements and Disclosures.  The Company adopted guidance on the use of fair value measurements in generally accepted accounting standards, on January 1, 2008, except with respect to non-financial assets and liabilities, discussed below.  Information regarding the Company’s fair value measurements is presented in Note 4.

During February 2008, FASB issued guidance that excludes fair value measures for lease classification or measurement from the general fair value measurements principles applicable to most assets and liabilities.  (This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value.)  Adoption had no material effect on the Company’s condensed consolidated financial statements.

FASB had delayed the effective date of standards for fair value measurements and disclosures for non-financial assets and liabilities that are not recognized or disclosed at fair value to fiscal years beginning after November 15, 2008 and interim periods within such years.  The Company’s adoption of standards relating to fair value measurements and disclosures with respect to such assets and liabilities on January 1, 2009, did not have a material effect on the Company’s condensed consolidated financial statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009

1.Organization and Summary of Significant Accounting Policies (continued)

(e)Recent Accounting Pronouncements (continued)

Equity-Linked Financial Instruments and Embedded Features.  In June 2008, the FASB issued guidance that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  This guidance is effective for fiscal years beginning after December 15, 2008. Adoption did not have any effect on the Company’s condensed consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments.  In April 2009, the FASB issued guidance effective for reporting periods after June 15, 2009 and requiring disclosure of the fair value of financial instruments for interim reporting periods and additional footnote disclosures.  The guidance does not affect accounting measurement procedures for financial instruments, although it does provide guidance on determination of the fair value of assets and liabilities in circumstances in which the activity of trading has significantly declined and in identifying transactions in such assets and liabilities that are not orderly.  Adoption of these provisions did not have a material effect on the Company’s condensed consolidated financial statements.

Subsequent Events.  In May 2009, the FASB issued guidance, effective for periods ending after June 15, 2009, that bifurcates subsequent events into two categories – those which provide additional evidence about conditions that existed at the balance sheet date of presented financial statements, and those that provide evidence about conditions that did not exist at such balance sheet date.  In the first case, additional evidence about conditions existing at the balance sheet date are recorded as appropriate in the presented financial statements; in the second case, appropriate disclosures about post-balance sheet events are made in the disclosures related to the financial statements, although the effects are not recorded in the financial statements themselves.  The issuer of financial statements is required to disclose the date through which subsequent events have been evaluated and the date upon which the financial statements are issued.  Adoption of these provisions had no material effect on the Company’s condensed consolidated financial statements.

Fair Value Measurement of Liabilities.  In August of 2009, the FASB issued additional guidance for the fair value measurement of liabilities.  This guidance was effective upon issuance. Since the Company does not record its liabilities based upon their fair market values, this guidance did not have any effect on the Company’s condensed consolidated financial statements.  However, this guidance was considered in estimating the fair value of the Company’s liabilities discussed above in Note 1 (c).

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009

2.Aircraft and Aircraft Engine Held for Lease

During the three months and nine months ended September 30, 2009, the Company purchased two General Electric CF34-8E aircraft engines, which are on lease to a U.S. regional carrier until December 10, 2009.  The lessee has indicated an interest in extending the leases to March 31, 2010, but there is no binding agreement at this time.

In September 2009, the Company recorded a gain on expected insurance proceeds for damage to a spare turboprop engine.  The Company expects to replace the engine during the quarter ending December 31, 2009.

In May 2009, the Company and the lessee of one of the Company’s Fokker 50 aircraft with a lease expiring in mid-May 2009 agreed in principle, but not in a binding agreement, to a two-year re-lease at the same rent, with an option for a one-year extension.   The Company and the lessee subsequently continued discussions regarding the lease extension while the lease continued on a month-to-month basis.  During the third quarter, the lessee notified the Company that it would return the aircraft in late 2009.

The Company is negotiating with two customers, each of which leases two Fokker 50 aircraft pursuant to lease expiring in December 2009, for the possible extension of the leases.   However, there is no assurance that the negotiations will be successful.

In June 2009, the Company extended the lease for one of its Fokker 50 aircraft for two months, to mid-August, while a long-term extension was negotiated with the lessee.  As discussed in Note 7, the lease was subsequently extended to mid-May 2010.

In July 2009, the Company extended the leases for two of its DHC-6 aircraft for 60 months.

In September 2009, the Company re-leased one of its Saab 340B aircraft to a U.S. regional carrier for 12 months.  The lease contains options to extend the lease for three additional one-year terms.

At September 30, 2009, two Saab 340A aircraft and one Fokker 50 aircraft were off lease.  The Company has a signed term sheet and a deposit for the re-lease of the two Saab 340A aircraft and a spare engine.  Delivery to the lessee is expected to occur in early 2010.  As discussed in Note 7, the Company has a signed term sheet for re-lease of the Fokker 50 aircraft and delivery to the new lessee is expected in December 2009.  At December 31, 2008, the same aircraft and engine were off lease. All three aircraft are completing maintenance in preparation for delivery to lessees.

3.Maintenance Reserves and Accrued Costs

The accompanying condensed consolidated balance sheets reflect liabilities for maintenance reserves and accrued costs, which include refundable maintenance payments received from lessees based on usage.  At September 30, 2009, and December 31, 2008, the Company’s maintenance reserves and accruals consisted of the following:

	September 30, 2009	December 31, 2008

Refundable maintenance reserves	$7,221,200	$5,746,600
Accrued costs	3,473,400	2,444,100
	$10,694,600	$8,190,700

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009

3.Maintenance Reserves and Accrued Costs (continued)

Additions to and deductions from the Company’s accrued costs during the nine months ended September 30, 2009, and 2008, for aircraft maintenance were as follows:

	For the Nine Months Ended September 30,
	2009	2008

Balance, beginning of period	$2,444,100	$1,591,300

Additions:
Charged to expense	6,036,400	4,556,800
Reversals of previously accrued maintenance costs	(119,100)	(1,300)
Total maintenance expense	5,917,300	4,555,500
Accrued claims related to refundable maintenance reserves	69,200	667,500
Total additions	5,986,500	5,223,000

Deductions:
Payments	4,957,200	4,488,700
Other	-	(4,700)
Total deductions	4,957,200	4,484,000

Net increase in accrued maintenance costs	1,029,300	739,000

Balance, end of period	$3,473,400	$2,330,300

4.Notes Payable and Accrued Interest

At September 30, 2009, and December 31, 2008, the Company’s notes payable and accrued interest consisted of the following:

	September 30, 2009	December 31, 2008

Credit Facility principal	$53,000,000	$58,096,000
Credit Facility accrued interest	35,600	39,500
Subordinated Notes principal	11,167,000	14,000,000
Subordinated Notes discount	(637,700)	(1,166,500)
Special purpose financing principal	-	748,000
Special purpose financing accrued interest	-	700
Swap valuation	196,100	645,800
Swap accrued interest	69,300	47,800
	$63,830,300	$72,411,300

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009

4.Notes Payable and Accrued Interest (continued)

(a)Credit Facility

The total amount available under the Credit Facility, which expires on March 31, 2010, is $80 million.  During the nine months ended September 30, 2009, the Company borrowed $4,000,000 and repaid $9,096,000 of the outstanding principal under the Credit Facility. At September 30, 2009 and December 31, 2008, there was $27,000,000 and $21,904,000, respectively, in borrowing capacity remaining.  The weighted average interest rate on the Credit Facility at September 30, 2009 and December 31, 2008 was 3.00% and 3.42%, respectively. As of September 30, 2009 and December 31, 2008, the Company was in compliance with all covenants under the Credit Facility agreement.

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

At September 30, 2009, and December 31, 2008, the Company recorded the fair value of the Swap of $196,100 and $645,800, respectively, as a liability on its condensed consolidated balance sheet as a component of notes payable and accrued interest.  Gains and losses on the Swap are recorded as a component of interest expense.  The Company recorded a gain on the Swap of $170,000 and $50,200 for the three months ended September 30, 2009, and 2008, respectively.  The Company recorded a gain on the Swap of $449,700 and a loss on the Swap of $64,500 for the nine months ended September 30, 2009, and 2008, respectively.  The Company also recognized additional interest expense on the net settlement of the Swap of $191,900 and $80,200 in the three months ended September 30, 2009, and 2008, respectively, and $554,400 and $165,000 in the nine months ended September 30, 2009, and 2008, respectively.

For GAAP purposes, fair value measurements can be made using several valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). GAAP utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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
September 30, 2009

4.Notes Payable and Accrued Interest (continued)

(c)Senior unsecured subordinated debt

As of September 30, 2009, and December 31, 2008, the Company was in compliance with all covenants under the securities purchase agreement pursuant to which the Company issued its currently outstanding subordinated notes (the “Subordinated Notes”).

(d)Special purpose financing

In March 2009, the Company repaid the outstanding principal of $646,800 owed by AeroCentury VI LLC under its special purpose financing and paid a prepayment penalty of $1,300.  At the same time, the Company transferred ownership of the aircraft that served as collateral for the financing from AeroCentury VI LLC to AeroCentury Corp., whereupon the aircraft became eligible as collateral under the Credit Facility.  AeroCentury VI LLC was dissolved in September 2009.

5.Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008

Net income	$3,751,500	$3,452,600	$1,145,600	$1,571,400

Weighted average shares outstanding for the period	1,543,257	1,543,257	1,543,257	1,543,257
Dilutive effect of warrants	4,390	53,593	23,816	29,163
Weighted average diluted shares outstanding	1,547,647	1,596,850	1,567,073	1,572,420

Basic earnings per share	$2.43	$2.24	$0.74	$1.02
Diluted earnings per share	$2.42	$2.16	$0.73	$1.00

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

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009

6.   Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").   Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. The Company recorded management fees of $2,758,500 and $2,730,000 during the nine months ended September 30, 2009, and 2008, respectively. The Company paid acquisition fees totaling $200,000 and $437,000 to JMC during the nine months ended September 30, 2009, and 2008, respectively, which are included in the cost basis of the aircraft purchased. No remarketing fees were paid to JMC during the nine months ended September 30, 2009, or 2008.

7.Subsequent Events

In October 2009, the Company and a customer that leases two of its Fokker 50 aircraft agreed to defer payment of rent and reserves totaling approximately $399,000 to April 2010.  In addition, the lease for one of the aircraft was extended to mid-May 2010 in anticipation of negotiations for a longer-term extension.

In November 2009, the Company and a new customer in Peru signed a term sheet for re-lease of the Company’s off-lease Fokker 50 aircraft for a three-year term.   Delivery is expected in December 2009.

Subsequent events have been evaluated through November 16, 2009, the date on which these financial statements were issued.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008, and the unaudited financial statements and the related notes that appear elsewhere in this report.

Results of Operations

Quarter ended September 30, 2009 compared to the quarter ended September 30, 2008

Operating lease revenue increased by $510,200 in the quarter ended September 30, 2009, compared to the same period in 2008, primarily because of an increase in operating lease revenue from aircraft and aircraft engines purchased during 2008 and 2009, as well as increases related to re-leases of aircraft that were off lease for part of the 2008 periods, and re-leases of several of the Company’s aircraft during 2008 at increased rental rates. The aggregate effect of these increases was partially offset by a decrease in revenue related to aircraft that were off lease for all or part of the 2009 quarter.

Maintenance reserves revenue, comprised of non-refundable reserves which are earned based on lessee aircraft usage, decreased by $286,500 in the 2009 quarter, compared to the same period in 2008, primarily as a result of lower average usage of aircraft by some the Company’s lessees in the 2009 period.

Other income increased by $213,600 in the quarter ended September 30, 2009, compared to the same period in 2008, principally because the 2009 period included a gain on expected insurance proceeds for damage to the Company’s spare Saab 340A aircraft engine.

Interest expense decreased by $474,100 in the quarter ended September 30, 2009, compared to the quarter ended September 30, 2008, primarily because of lower average Credit Facility rates and balances and a greater gain in fair value related to the Swap, the effects of which were partially offset by an increase in net settlement interest related to the Swap and an increase in Subordinated Notes fee amortization as a result of the issuance of additional Subordinated Notes in July 2008.

In early 2009, the Company obtained new residual values for its aircraft from a third-party appraiser.  As a result of the net effect of changes in several residual values, depreciation increased by $35,600 in the quarter ended September 30, 2009, compared to the same period in 2008.

Management fees decreased by $39,100 in the quarter ended September 30, 2009, compared to the same period in 2008 because of monthly depreciation, the effect of which was only partially offset by the purchase of two aircraft engines in August 2009.

The Company’s incurs maintenance expense when lessees perform maintenance on leased assets using non-refundable maintenance reserves previously collected by the Company pursuant to the lease agreements for such assets.  The Company also incurs maintenance when it performs maintenance on off-lease aircraft.  As a result, the Company’s maintenance expense is dependent on the aggregate amount of maintenance incurred by lessees using non-refundable reserves and expenses incurred in connection with off-lease aircraft, and, therefore, can vary greatly between periods.  In the quarter ended September 30, 2009, the Company recognized $1,781,100 more in maintenance expense compared to the 2008 period.

During the quarters ended September 30, 2009 and 2008, $1,333,100 and $454,900, respectively, of the Company’s maintenance expense was funded by non-refundable maintenance reserves, which were recorded as income when accrued.

The Company’s effective tax rates for the quarter ended September 30, 2009 and 2008 were approximately 35% and 37%, respectively.  The 2009 rate was lower as a result of the Company’s recognition in 2008 of the effect of a difference for GAAP and tax purposes in the valuation of warrants issued in connection with the Company’s issuance of Subordinated Notes.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Operating lease revenue increased by $1,767,300 in the nine months ended September 30, 2009, compared to the same period in 2008, primarily because of an increase in operating lease revenue from aircraft and aircraft engines purchased during 2008 and 2009, as well as increases related to re-leases of aircraft that were off lease for part of the 2008 periods, and re-leases of several of the Company’s aircraft during 2008 at increased rental rates. The aggregate effect of these increases was partially offset by a decrease in revenue related to aircraft that were off lease for all or part of the 2009 period.

Maintenance reserves revenue decreased by $825,800 in the 2009 period, compared to the same period in 2008, primarily as a result of lower average usage of aircraft by some the Company’s lessees and because there were more aircraft off lease in the 2009 period compared to the 2008 period.

Other income increased by $272,900 in the nine months ended September 30, 2009, compared to the same period in 2008, principally because the 2009 period included interest income related to a federal tax refund and a gain on expected insurance proceeds for damage to the Company’s spare Saab 340A aircraft engine.  The 2008 period included compensation related to a re-lease transaction that was not consummated.

Interest expense decreased by $913,100 in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily because of lower average Credit Facility rates and balances and a greater gain in fair value related to the Swap, the effects of which were partially offset by an increase in net settlement interest related to the Swap and an increase in Subordinated Notes interest and fee amortization as a result of the issuance of additional Subordinated Notes in July 2008.

Depreciation increased by $401,500 in the nine months ended September 30, 2009, compared to the same period in 2008, primarily because of purchases of aircraft and aircraft engines during July 2008 and August 2009, as well as changes in residual values for several of the Company’s aircraft.

Management fees, which are calculated on the net book value of the aircraft, increased by $28,500 in the nine months ended September 30, 2009, compared to the same period in 2008 because of a higher total aircraft net book value as a result of acquisitions of aircraft and aircraft engines in mid-2008 and August 2009.  The effect of this increase was partially offset by the effect of depreciation.

In the nine months ended September 30, 2009, the Company recognized $1,361,800 more in maintenance expense than in the same period of 2008.  The increase was due to the net effect of an increase in expense related to off-lease aircraft and a decrease in maintenance performed by lessees using non-refundable reserves.

During the nine months ended September 30, 2009 and 2008, $2,726,800 and $1,887,400, respectively, of the Company’s maintenance expense was funded by non-refundable maintenance reserves that were recorded as income when accrued.

The Company’s effective tax rates for the nine months ended September 30, 2009 and 2008 were approximately 34% and 36%, respectively. The 2009 rate was lower as a result of the Company’s recognition in 2008 of the effect of a difference for GAAP and tax purposes in the valuation of warrants issued in connection with the Company’s issuance of Subordinated Notes.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt borrowings and excess cash flows.

(a)Credit Facility

The total amount available under the Credit Facility is $80 million.  During the nine months ended September 30, 2009, the Company borrowed $4,000,000 and repaid $9,096,000 of the outstanding principal under the Credit Facility.  The balance of the principal amount owed under the Credit Facility at September 30, 2009, was $53,000,000 and interest of $35,600 was accrued.

The Company was, at September 30, 2009, and currently is in compliance with all covenants of the Credit Facility.  Based on its current projections, the Company believes it will continue to be in compliance with all covenants of its Credit Facility, but there can be no assurance of such compliance in the future.  The Credit Facility expires in March 2010.  The Company is currently in discussions for a renewal of the Credit Facility, but there is no assurance that it will be renewed on favorable terms to the Company or at all, or that, if renewed, the amount of credit available under the facility will remain at current levels.  See "Factors That May Affect Future Results –  'Risks of Debt Financing’ and 'Credit Facility Obligations,’” below.

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

The Company recognized net settlement expense related to the Swap of $191,900 and $554,400 for the three months and nine months ended September 30, 2009, respectively, as a component of interest expense.  Short-term interest rates are currently below the fixed rate of the Swap. If short-term interest rates remain below the fixed rate of the Swap, the Company will incur additional interest expense as a result.

At September 30, 2009, the Company also recognized a $196,100 liability for the Swap on its condensed consolidated balance sheet as a component of notes payable and accrued interest, which reflects market expectations concerning the “spread” between fixed and variable interest rates over the remaining term of the Swap.  The Company also recognized gains on the Swap of $170,000 and $449,700 for the three months and nine months ended September 30, 2009, respectively, as a component of interest expense for the change in fair value of the Swap contract.  Market expectations of increasing interest rates will tend to decrease the fair value of the Swap, and expectations of decreasing interest rates will tend to increase the fair value of the Swap.  The term of the Swap ends on December 31, 2009.

(c)Senior unsecured subordinated debt

As of September 30, 2009, the carrying amount of the Subordinated Notes was $10,529,300 (outstanding principal amount of $11,167,000 less unamortized debt discount of $637,700) and accrued interest payable was $0.  The Company is currently, and at September 30, 2009 was, in compliance with all covenants under the securities purchase agreement pursuant to which the Company issued the Subordinated Notes.  Based on its current projections, the Company believes it will continue to be in compliance with all covenants of the securities purchase agreement pursuant to which the Company issued the Subordinated Notes, but there can be no assurance of such compliance in the future.  See "Factors That May Affect Future Results –  'Risks of Debt Financing’ and 'Credit Facility Obligations,’” below.

(d)Special purpose financing

In March 2009, the Company repaid the outstanding principal of $646,800 owed by AeroCentury VI LLC under its special purpose financing and paid a prepayment penalty of $1,300. At the same time, the Company transferred ownership of the aircraft that served as collateral for the financing from AeroCentury VI LLC to AeroCentury Corp., whereupon the aircraft became eligible as collateral under the Credit Facility.  AeroCentury VI LLC was dissolved in September 2009.

(e)Cash flow

The Company's primary sources of cash are aircraft lease rentals and maintenance reserves billed monthly to lessees based on aircraft usage.  Maintenance reserves collected by the Company are not required by the leases to be segregated and are included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

The Company is currently not receiving lease revenue for its off-lease assets, comprised of one Fokker 50 and two Saab 340A aircraft.  The Company has and will continue to incur significant maintenance expense in order to prepare these aircraft for re-lease.  In addition to the Fokker 50 lease that has continued on a month-to-month basis since its expiration in May 2009, five of the Company’s leases expire during the fourth quarter of 2009.  The Company believes that it will be successful in extending the leases for a majority of these aircraft, given preliminary indications from current lessees.

The Company expects to receive insurance proceeds for a damaged spare aircraft engine and replace it during the fourth quarter. In September 2009, the Company recorded a gain on the expected insurance proceeds.

The Company’s primary uses of cash are for servicing principal and interest payments due under the Company’s debt obligations, maintenance expense, management fees, professional fees, and insurance. The debt repayment obligations increased in April 2009, when the Subordinated Notes debt repayment schedule began to require principal amortization in addition to interest.  The amount of interest paid by the Company is dependent on the outstanding balance of its Credit Facility and Subordinated Notes debt. Although the Subordinated Notes debt bears a fixed interest rate, the amount of interest owed under the Credit Facility is dependent on changes in prevailing interest rates, since the Credit Facility debt carries a floating interest rate.  The amount and timing of the Company’s maintenance payments are dependent on the aggregate amount of the maintenance claims submitted by lessees for reimbursement from reserves and expenses incurred in connection with off-lease aircraft and preparation of such aircraft for re-lease to new customers.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its Credit Facility and Subordinated Notes, based upon its estimates of future revenues and expenditures, which include assumptions regarding (i) renewal of the Credit Facility when it expires in March 2010 under terms that permit borrowing in an amount and under terms substantially equivalent to the existing Credit Facility; (ii) rents on assets to be re-leased, (iii) timely use of proceeds of unused debt capacity toward additional acquisitions of income producing assets, (iv) required debt payments, (v) interest rate increases and decreases, and (vi) the cost and anticipated timing of maintenance to be performed.

Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  Among the more significant factors outside the Company’s control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company’s profitability and causes the Company to violate covenants of its Credit Facility or its Subordinated Notes, which may in turn require repayment of some or all of the amounts outstanding under the Credit Facility or the Subordinated Notes, (ii) lessee non-performance or non-compliance with lease obligations which may affect Credit Facility collateral limitations and Subordinated Notes covenants, as well as revenue and expenses, (iii) inability to locate and acquire a sufficient volume of additional aircraft assets at prices that will produce acceptable net returns, (iv) lessee performance of maintenance earlier than anticipated, (v) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rental rates for the asset; (vi) failure to renew the Credit Facility on terms favorable to the Company or at all, and (vii) if the Credit Facility is renewed, a reduction in participation by lender participants that reduces the Company’s ability to borrow.

(i)Operating activities

The Company’s cash flow from operations increased by $2,382,300 in the nine months ended September 30, 2009 compared to the same period in 2008.  As discussed below, the change in cash flow from period to period was primarily a result of an increase in payments received for rent, security deposits and tax refunds and a decrease in expenditures for interest, the effects of which were partially offset by an increase in expenditures for maintenance and a decrease in payments received for maintenance reserves.

Lease rents, maintenance reserves and security deposits

Payments received from lessees for rent increased by $420,900 in the nine months ended September 30, 2009, compared to the same period in 2008, due primarily to rent payments for aircraft and aircraft engines acquired during 2008 and 2009, and re-leases during 2008 at increased rental rates for several of the Company’s aircraft. The aggregate effect of these increases was partially offset by a decrease in revenue related to aircraft that were off lease for all or part of the 2009 period.

Payments received for refundable and non-refundable maintenance reserves are based on usage of the Company’s aircraft.  Such payments were $1,155,300 lower in the nine months ended September 30, 2009 compared to the comparable period in 2008 primarily as a result of lower average usage of aircraft by some the Company’s lessees.

The Company received security deposits in the amount of $184,000 during the first nine months of 2009.  During the first nine months of 2008, the Company returned a $308,000 security deposit to a lessee upon return of an aircraft at lease end and received security deposits totaling $210,000.

Payments for interest

Payments for interest decreased by $961,900 in the first nine months of 2009 compared to the same period of 2008.  The Company paid $1,598,100 less interest related to the Company’s Credit Facility and special purpose financing debt in the 2009 period compared to the same period in 2008 as a result of lower average outstanding balances and lower average index rates upon which the Credit Facility and special purpose financing interest rates were based. The Company also paid $19,100 more in commitment fees related to the unused portion of its Credit Facility in the 2009 period.  The Company paid $45,500 less in commitment fees related to its Subordinated Notes debt in the 2009 period because no such fees were payable after the Company’s issuance of Subordinated Notes in July 2008. The aggregate effect of these decreases was partially offset by an increase of $266,700 in interest payments related to the Company’s Subordinated Notes in the nine months ended September 30, 2009, compared to the same period in 2008 as a result of a higher average principal balance.  During the first nine months of 2009, the Company also paid $395,900 more of net settlement interest related to the Swap than during the 2008 period.

Payments for maintenance

Payments for maintenance increased by $193,600 in the first nine months of 2009 compared to the 2008 period, as a result of payments for off-lease aircraft which were $1,206,600 greater in 2009, offset partially by $1,013,000 of lower payments for lessee maintenance claims in 2009. The amount of payments for maintenance in future periods will be dependent on the amount and timing of maintenance paid as reimbursement to lessees from maintenance reserves, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease aircraft.

Income taxes

During the nine months ended September 30, 2009 the Company received $1,625,100 of Federal tax refunds and paid taxes of $5,300.  The Company received $210,500 of Federal tax refunds and paid taxes of $3,700 in the nine months ended September 30, 2008.

(ii)Investing activities

During the first nine months of 2009 and 2008, the Company used cash of $5,011,400 and $13,883,800, respectively, for aircraft purchases and capital equipment installed on aircraft.

(iii)Financing activities

The Company borrowed $4,000,000 and $12,500,000 during the first nine months of 2009 and 2008, respectively.  The Company repaid $12,677,000 and $15,223,700 of its outstanding debt in the nine months ended September 30, 2009 and 2008, respectively.  Such payments were funded by excess cash flow.  In the first nine months of 2008, the Company also issued $4,000,000 of principal amount of Subordinated Notes, the net proceeds of which were used to repay a portion of the Company’s Credit Facility debt.

Outlook

 (a)  General

The current global downturn has resulted in a significant reduction in airline passenger volume and in reaction to that, a reduction in the number of aircraft needed for operation by large and small carriers in nearly all geographic areas. The Company therefore anticipates that there will be few acquisition opportunities for the Company for the remainder of 2009 and into early 2010.  Furthermore, while this period of industry contraction continues, it is likely that the Company’s asset portfolio will grow at a slower rate than in prior years.  In addition, prolonged reduction in aircraft demand without improvement for a significant period of time may have a materially adverse impact on the Company’s profitability.

The continued reduction in the demand for aircraft may also increase the possibility that lessees will choose to return leased aircraft at lease expiration rather than renew the existing leases.  It also increases the risk of a lease default, particularly by less-established carriers.  If the Company experiences an unanticipated increase in the number of its aircraft being returned at lease end or if it experiences significant lessee defaults, this combined with the lack of other carriers seeking aircraft in this environment of contraction may make finding replacement lessees more challenging for the Company, and require a larger proportion of the Company’s operational focus than in years past.  A significant increase in the number of aircraft off-lease, or a significant increase in the time that returned aircraft are off lease, will have an adverse impact on the Company’s results.

As the industry downturn has continued, however, except for the lease termination and payment deferrals discussed in more detail below, the Company has yet to experience significant changes in any of its customers’ payment timeliness.  The Company does, however, see indications of a weakening in both the financial condition and operating results of the majority of its customers.  The Company is closely monitoring the performance of all of its lessees.

To date in 2009, the Company has agreed to lease payment deferrals for four of its lessees, to assist them through a difficult financial situation related to each carrier’s specific situation but in some cases exacerbated by the global economic situation.

In February 2009, the Company and the lessee of two of the Company’s Fokker 100 aircraft agreed to defer a portion of the rent and maintenance reserves due from the lessee.  The agreement required payment in four, equal monthly installments beginning in March 2009; the Company has received all four payments.

In June 2009, the Company and the lessee for three of the Company’s Fokker 100 aircraft entered into an agreement which deferred payment of three months of rent for each aircraft, totaling $990,000, and allowed for the application of a portion of the security deposits held by the Company to maintenance reserves owed to the Company.  The deferred rent is to be paid in monthly installments beginning January 2010 and continuing through the expiration date of each lease.

In June 2009, the Company also agreed to defer payment of rent and reserves due from the lessee of two of the Company’s DHC-8-100 and one DHC-8-300 aircraft.  The agreement allows for the deferred amount of approximately $492,000 to be paid in monthly installments beginning in August 2009.  The Company has received all deferral payments due to-date.  The deferral balance as of October 31, 2009, including accrued interest, was approximately $416,000.

In October 2009, the Company and a customer that leases two of its Fokker 50 aircraft agreed to defer payment of rent and reserves totaling approximately $399,000 to April 2010.

(b)Pending Transactions and Remarketing Efforts

The Company has a signed term sheet and received a deposit for the re-lease of its two off-lease Saab 340A aircraft and one spare engine.  Delivery of both aircraft to the lessee is expected to occur in early 2010. The Company also has a signed term sheet for the re-lease of a Fokker 50 aircraft that was returned by its previous lessee in August 2008.  The amount of maintenance expense that will be incurred in future periods for remaining work necessary to prepare the currently off-lease aircraft for re-lease is estimated to total approximately $625,000.

During the nine-month period ended September 30, 2009, the Company has extended the terms of six leases and re-leased an aircraft that was returned in February 2009.  The lessee of three of the Company’s Fokker 50 aircraft has notified the Company that it will return one of the aircraft in late 2009.  The leases for the two engines that the Company purchased in August 2009 expire in December 2009. The lessee has indicated an interest in extending the leases to March 31, 2010.  The Company is currently negotiating the extension of the four other leases that expire in the remainder of 2009. If the aircraft that are currently off lease, for which the Company has executed or is negotiating term sheets, are not delivered and remain off lease for an extended period of time and the Company is not successful in extending the leases for a majority of the leases expiring in 2009, the Company may not have sufficient cash flow to meet its operational needs or remain in compliance with the terms of its Credit Facility and Subordinated Notes.

Factors that May Affect Future Results

Availability of Financing. The current term of the Company’s $80 million Credit Facility expires in March 2010.  As of November 16, 2009, the balance due under the Credit Facility was $52 million.  The Company may not be able to renew the Credit Facility on terms favorable to the Company, or at all.  If the Credit Facility is renewed, there can be no assurance that the current lenders participating in the facility will remain as participants, and if they do remain, that they will participate in the amount for which they are currently committed.  If one or more participants does not continue or reduces its participation amount, then the Company may either need to pay off such participant by obtaining additional commitment amounts from the remaining lenders, finding new replacement lenders, selling assets, or doing a combination of any of the foregoing.

In the longer term, the Company’s continued growth will depend on its ability to obtain capital, either through debt or equity financings. The financial markets have experienced significant setbacks that have made access to capital more costly and difficult. As a result, commercial lending origination has dramatically decreased, and asset-based debt financing is now more difficult to obtain. The Company is currently seeking additional lenders for participation in its Credit Facility and investigating other sources of debt financing. There is no assurance that the Company will succeed in finding such additional funding, and if such financing is found, it will likely be on terms less favorable than the Company’s current debt financings.

General Economic Conditions and Lowered Demand for Travel. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is in a period of financial difficulty and contraction due to the global economic downturn.  Passenger volume has fallen significantly for carriers worldwide, and the loss of revenue has affected many carriers’ financial condition. This loss of revenue, combined with the continuing unavailability of additional debt financing relied on by many regional carriers caused by the ongoing credit crisis, increases the likelihood of failures.  Events such as the spread of the H1N1 flu epidemic or a terrorist attack against aviation could exacerbate an already weakened condition and lead to widespread failures in the air carrier industries.  If lessees experience financial difficulties and are unable to meet lease obligations, this will, in turn, negatively affect the Company’s financial performance.

Ownership Risks.  The Company’s portfolio is leased under operating leases, with lease terms that are less than the entire anticipated remaining useful life of an asset.  The Company’s ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the Company’s ability to profitably re-lease or sell the asset after the expiration of the initial lease term.   Some of the factors that have an impact on the Company’s ability to re-lease or sell include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset’s use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments which cause the asset to become obsolete. If the Company is unable to remarket its aircraft equipment on favorable terms when the operating leases for such equipment expire, the Company’s business, financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in the condition as required under the lease.  Typically, a lessee has the obligation to return an aircraft to the Company in the condition required under a lease, which generally requires the aircraft be returned in equal or better condition than that at delivery to the lessee.  If the lessee becomes insolvent during the term of its lease and the Company has to repossess the aircraft from the lessee, it is unlikely that the lessee will have the financial ability to meet these return obligations.  Thus, upon repossession, the Company will be required to expend its own resources to return the aircraft to a remarketable condition if maintenance reserves collected from the lessee during the term of the lease are insufficient to fund the total expense of such repair and maintenance.

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

Several of the Company’s leases do not require payment of monthly maintenance reserves, and if a repossession due to lessee default occurs, the Company will not have received payment for the costs of unperformed repair and maintenance under the applicable lease.

Credit Facility Obligations. The Company is obligated to make repayments of principal under the Credit Facility in order to maintain certain debt ratios with respect to its assets in the borrowing base.  Assets that come off lease and remain off-lease for a period of time, as well as assets with lease payments more than 30 days past due, are excluded from the borrowing base.  The Company believes it will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term.   The Company’s belief is based on certain assumptions regarding renewal of existing leases, interest rates, profitability, lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that the Company’s assumptions will prove to be correct.  If the assumptions are incorrect (for example, if an asset in the collateral base unexpectedly is off lease for an extended period of time) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to mitigate the situation, the Company may have to sell a significant portion of its portfolio in order to avoid a default under the Credit Facility agreement.

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

Risks of Debt Financing.  The Company’s use of debt as the primary form of acquisition financing subjects the Company to increased risks of leveraging.  Indebtedness owed under the Credit Facility and the Subordinated Notes carries a higher cost of capital relative to equity financing, resulting in relatively higher expense and reduced free cash flow.  Debt financing is secured by the Company’s assets.  In addition to payment obligations, the Credit Facility and Subordinated Notes also require the Company to comply with certain financial covenants, including a requirement of positive earnings and compliance with interest coverage and net worth ratios.  Any default under the Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the existing assets of the Company securing the loan.  Any such default could also result in a cross default under the Subordinated Notes.

Lessee Credit Risk.    If a customer defaults upon its lease obligations, the Company may be limited in its ability to enforce remedies.  Most of the Company’s lessees are small, regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines.  As a result, the Company’s inability to collect payments under a lease or to repossess equipment in the event of a lessee default could have a material adverse effect on the Company’s revenue.  Most of the Company’s lessees are foreign and not subject to U.S. bankruptcy laws, although there may be debtor protection similar to U.S. bankruptcy laws available in some jurisdictions.  If a lessee that is a certified U.S. airline is in default under a lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, Section 1110 of the Bankruptcy Code would automatically prevent the Company from exercising any remedies for a period of 60 days.  After the 60-day period has passed, the lessee must agree to perform the lease obligations and cure any defaults, or the Company will have the right to repossess the equipment.  This procedure under the Bankruptcy Code has been subject to significant litigation, however, and it is possible that the Company’s enforcement rights may be further adversely affected by a declaration of bankruptcy by a defaulting lessee.

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

Concentration of Lessees and Aircraft Type.  For the month ended October 31, 2009, the Company’s two largest customers were located in Mexico and Antigua and accounted for approximately 14% and 12%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

As of October 31, 2009, the Company owned fourteen Fokker 50, eight DHC-8-300 and seven Fokker 100 aircraft, making these three aircraft types the dominant types in the portfolio and representing 21%, 25% and 33%, respectively, of net book value, respectively. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

Leasing Risks.  The Company’s successful negotiation of lease extensions, re-leases and sales is critical to its ability to achieve its financial objectives, and involves a number of risks.  Demand for lease or purchase of the assets depends on the economic condition of the airline industry, which is, in turn, sensitive to general economic conditions.  The ability to re-lease equipment at acceptable rates may depend on the demand and market values at the time of remarketing.  The Company acquires used aircraft equipment.  The market for used aircraft equipment has been cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry.  The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of aircraft coming off lease.  Values may also increase for certain aircraft types that become desirable based on market conditions and changing airline capacity.  If the Company were to purchase an aircraft during a period of increasing values, it would in turn need to lease such aircraft at a corresponding higher lease rate to compensate for its higher purchase price.

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

The Company evaluates the credit risk of each lessee carefully, and attempts to obtain a third party guaranty, letters of credit or other credit enhancements, if it deems them necessary in addition to customary security deposits.  There is no assurance, however, that such enhancements will be available or that, if obtained, they will fully protect the Company from losses resulting from a lessee default or bankruptcy.  Also, most of the Company’s current and expected growth is outside of the United States, where collection and enforcement are often more difficult and complicated than in the United States. If any of the Company's current or future lessees are unable to meet their lease obligations, the Company's future results could be materially impacted.

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

In December 2007, the Company entered into the Swap, a two-year interest rate swap with a notional amount of $20 million, under which it committed to make or receive a net settlement for the difference in interest receivable computed monthly on the basis of 30-day LIBOR and interest payable monthly on the basis of a fixed rate of 4.04% per annum. The Swap was designed to limit exposure to interest rate increases on $20 million of the Company’s Credit Facility debt by fixing the net interest payable over the term of the Swap.  Nonetheless, if an interest rate increase were great enough, the Company might not be able to generate sufficient lease revenue to meet its interest payments and obligations on the Credit Facility balance that is not subject to the Swap and to comply with the other covenants of its Credit Facility.  If the one-month LIBOR rate applicable for an interest period is below the fixed swap rate set in the Swap contract, as has been the case in recent months, the Company will be obligated to pay the swap counterparty the difference between the fixed swap rate of 4.04% and that one-month LIBOR rate, resulting in a negative impact on the Company’s results.  As of November 13, 2009, the one-month LIBOR rate was 0.25%.

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

In addition, foreign lessees are subject to risks related to currency conversion fluctuations.  Although the Company’s current leases are all payable in U.S. dollars, the Company may agree in the future to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations.  In addition, if the Company undertakes certain obligations under a lease to contribute to a repair or improvement and if the work is performed in a foreign jurisdiction and paid for in foreign currency, currency fluctuations causing a weaker dollar between the time such agreement is made and the time payment for the work is made may result in an unanticipated increase in U.S. dollar-denominated cost for the Company.

Even with U.S. dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee’s local currency that would make it more difficult for a lessee to meet its U.S. dollar-denominated payments, increasing the risk of default of that lessee, particularly if its revenue is primarily derived in the local currency.

Finally, ownership of a leased asset operating in a foreign country and/or by a foreign carrier may subject the Company to additional tax liabilities that are not present with domestically-operated aircraft.  Depending on the jurisdiction, laws governing such tax liabilities may be complex, not well formed or not uniformly enforced. In such jurisdictions, the Company may decide to take an uncertain tax position based on the best advice of the local tax experts it engages, which position may be challenged by the taxing authority.  If the taxing authority later assesses a liability, the Company may be required to pay penalties and interest on the assessed amount, which penalties and interest would not give rise to a corresponding foreign tax credit on the Company’s U. S. tax return.

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

Management Fee Structure. All decisions regarding acquisitions and disposal of aircraft from the Company’s portfolio are made by JMC.  JMC is paid a management fee based on the net asset value of the Company’s portfolio.  It also receives a one-time asset acquisition fee upon purchase of an aircraft by the Company, and a one-time sale fee upon disposal of an aircraft.  Optimization of the results of the Company depends on timing of the acquisition, lease yield on the acquired assets, and re-lease or sale of its portfolio assets.  Under the current management fee structure, a larger volume of acquisitions inures to JMC’s benefit as it generates acquisition fees and also increases the periodic management fee by increasing the size of the aircraft portfolio.  Since the Company’s current business strategy involves continued growth of its portfolio and a “buy and hold” strategy, a compensation structure that results in greater compensation with an increased portfolio size is not inherently inconsistent with that strategy.  The compensation structure does, nonetheless, create a situation where a decision by JMC for the Company to forego an asset transaction deemed to be an unacceptable business risk due to the lessee or the aircraft type is in conflict with JMC's own pecuniary interest.  As a result, the compensation structure could act to incent greater risk-taking by JMC in asset acquisition decision-making.  All acquisition decisions by JMC on behalf of the Company, however, currently require Credit Facility lender approval of the asset acquired and the lessee, and the Company has established objective target guidelines for yields on acquired assets.  Further, any acquisition that involves a new asset type must be approved by the Board of the Company, including the outside independent directors.  While the Company currently believes the foregoing are effective mitigating factors against undue compensation-incented risk-taking by JMC, there is no assurance that such mechanisms can entirely and effectively eliminate such risk.

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

Competition.  The aircraft leasing industry is highly competitive.  The Company competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources.  However, the Company believes that it is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.  This market segment, which is characterized by transaction sizes of less than $10 million and in many cases privately-held lessees, without well-established third party credit ratings, is not well served by the Company’s larger competitors.  JMC has developed a reputation as a global participant in this segment of the market, and the Company believes that JMC’s reputation benefits the Company.  There is, however, no assurance that competition from larger aircraft leasing companies will not increase significantly or that JMC’s reputation will continue to be strong in this market segment.

Casualties, Insurance Coverage.  The Company, as owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets.  As a triple net lessor, the Company is generally protected against such claims, since the lessee would be responsible for, and insure against and indemnify the Company for such claims.  Although some protection may be provided by the United States Aviation Act with respect to the Company’s aircraft assets, it is unclear to what extent such statutory protection would be available to the Company with respect to most of the Company’s aircraft, which are operated in foreign countries, where such provisions of the United States Aviation Act may not apply.   Also, although the Company’s leases generally require a lessee to insure against likely risks, there may be certain cases where the loss is not entirely covered by the lessee or its insurance.  Though this is a remote possibility, an uninsured loss with respect to the equipment, or an insured loss for which insurance proceeds are inadequate, would result in a possible loss of invested capital in and any profits anticipated from, such equipment, as well as a potential claim directly against the Company.

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

Item 4T.Controls and Procedures.

Quarterly evaluation of the Company’s Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”).  This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the report, the Company present the conclusions of the CEO and the CFO about the effectiveness of the Company’s Disclosure Controls as of September 30, 2009.

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

Conclusions. Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that, as of September 30, 2009, the Company’s Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and then accumulated and communicated to Company management, including the CEO and CFO, as appropriate to make timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.  In accordance with SEC requirements, the CEO and CFO note that there has been no significant change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

AEROCENTURY CORP.

Date: November 16, 2009	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and Chief Financial Officer