Form 10-K
period 2009-12-31
AEROCENTURY CORP
filed 2010-03-15
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:  001-13387

AeroCentury Corp.
(Exact name of Registrant as Specified in Its Charter)

Delaware	94-3263974
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1440 Chapin Avenue, Suite 310
Burlingame, California 94010
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code:  (650) 340-1888

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.0001 per share	NYSE AMEX Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act.
Yes  ☐ No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No  ☐

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
Yes  ☐ No  ☒

On March 15, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price as of March 12, 2010) was $22,606,100.

The number of shares of the Registrant’s Common Stock outstanding as of March 15, 2010 was 1,543,257.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders.  Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements
This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) Part I, Item 1, “Business,” the Company’s statements regarding its belief that the Company can purchase assets at an appropriate price and maintain an acceptable overall on-lease rate for them; that the Company is able to enter into transactions with a wider range of lessees than its competitors; that the agreements for the new credit facility will be completed by March 31, 2010; that its current cash position, cash generated through operations, and unused credit available will be sufficient to meet the Company’s needs through the next twelve months; that the Company’s cash flow should be sufficient to cover its expenses and Subordinated Notes payments and provide excess cash flow; that competition may increase if competitors who have previously neglected the market enter it; and that compliance with environmental regulations is not expected to have a material effect on the Company’s position; (ii) in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements regarding its belief that it will remain in compliance with the covenants of its Credit Facility; that the agreements for the new credit facility will be completed by March 31, 2010; that the Company will  have adequate cash flow to fund operational needs and payments required under its credit facility and the Subordinated Notes and that this belief is based on reasonable assumptions;  (iii) in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements regarding its belief that the Company will experience lower on-lease utilization rates; that the Company’s portfolio growth may be slower in the near future; and that the agreements for the new credit facility will be completed by March 31, 2010; (iv) in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” the Company’s statements regarding its belief that that the agreements for the new credit facility will be completed by March 31, 2010; that the availability under the new credit facility will be sufficient to fund projected acquisitions through 2010; that the Company will have sufficient funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term; that the Company has the industry experience and technical resources necessary to effectively manage new aircraft types and engines; that there are effective mitigating factors against undue compensation-incented risk-taking by JMC; and that the costs of complying with environmental regulations will not have a material adverse effect on the Company; and (v) in Part II, Item 8, “Financial Statements,” that the Company will receive insurance proceeds for a damaged DHC-8-100 aircraft in excess of the net book value of the aircraft; and that future taxable income will be sufficient to realize the tax benefits of all the deferred tax assets on the balance sheet.  These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results," including the impact of the current economic downturn on the Company’s customer base of regional air carriers; the continued availability of financing for acquisitions; the compliance of the Company's lessees with obligations under their respective leases; risks related to use of debt financing for acquisitions; the Company’s success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.  Business.

Business of the Company

AeroCentury Corp., a Delaware corporation incorporated in 1997 (the Company, as defined below) acquires used regional aircraft and aircraft engines for lease to foreign and domestic regional carriers.  Financial information for AeroCentury Corp. and its wholly-owned subsidiaries, AeroCentury Investments V LLC (“AeroCentury V LLC”), which was dissolved in August 2008, and AeroCentury Investments VI LLC (“AeroCentury VI LLC”), which was dissolved in September 2009, (collectively, the “Company”), is presented on a consolidated basis.  All intercompany balances and transactions have been eliminated in consolidation.

The business of the Company is managed by JetFleet Management Corp. ("JMC"), pursuant to a management agreement between the Company and JMC (the “Management Agreement”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").   Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company.

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

The Company’s success in achieving its objective depends in large part on its success in three areas: asset selection, lessee selection and obtaining financing for acquisition of aircraft and engines.

The Company acquires additional assets in one of three ways.   The Company may purchase an asset already subject to a lease and assume the rights and obligations of the seller, as lessor under the existing lease.  Additionally, the Company may purchase an asset from an air carrier and lease it back to the seller.  Finally, the Company may purchase an asset from a seller and then immediately enter into a new lease for the aircraft with a third party lessee.  In this last case, the Company typically does not purchase an asset unless a potential lessee has been identified and has committed to lease the asset.

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

The Company has funded its asset acquisitions primarily through debt financing supplemented by free cash flow.  The primary source of debt has been a revolving credit facility, expiring on March 31, 2010, provided by a syndicate of banks, with PNC Financial Services, as successor to National City Bank as agent (the “Credit Facility”). There is currently approximately $27,000,000 of unused capacity available for use under the Credit Facility.

In March 2010, the Company received commitments totaling $62.5 million from a new agent bank, as well as other participants, for a new two-year credit facility, which has a maximum of $110 million.  The commitment of one bank, for $7.5 million, is conditioned upon the Company and the other participants reaching agreement regarding some proposed changes to the provisions proposed by the agent bank. The Company is negotiating the revised provisions.   The Company anticipates that it will complete the agreements for the new credit facility no later than March 31, 2010, when the current Credit Facility expires.

An additional $14 million in debt financing was raised through the issuance of 16% senior unsecured subordinated notes ("Subordinated Notes") in 2007 and 2008, due December 30, 2011, the proceeds of which were used to pay down amounts previously borrowed under the Credit Facility. The Company has previously financed acquisition of assets with lenders through asset-based term loans using special purpose subsidiaries.

The Company believes that its current cash position, cash generated through operations, and unused credit available under the new credit facility will be sufficient to meet the Company’s needs through the next twelve months.

Working Capital Needs

The Company’s portfolio of assets has historically generated revenues which have exceeded the Company’s cash expenses, which consist mainly of management fees, maintenance expense, financing interest payments, professional fees, insurance and, beginning in April 2009, principal payments of the Subordinated Notes pursuant to an amortization schedule.

The Company's management fees payable to JMC are based upon the size of the asset pool. Maintenance costs for off-lease aircraft and costs funded by non-refundable reserves are recognized as an expense as incurred.  Because the Company has steadily increased its borrowing under the Credit Facility, and issued the Subordinated Notes in 2007 and 2008 to raise additional capital, interest expense became an increasingly larger portion of the Company’s expenses through 2008, although the combined effects of lower variable interest rates on the Credit Facility and reductions in the outstanding balances of both the Credit Facility and the Subordinated Notes in 2009 resulted in lower interest expense in 2009 than in 2008.  Professional fees are paid to third parties for expenses not covered by JMC under the Management Agreement.  Insurance expense includes amounts paid for directors and officers insurance, as well as product liability insurance and aircraft hull insurance for periods when an aircraft is off lease.  So long as the Company succeeds in keeping the majority of its assets on lease and interest rates do not rise significantly and rapidly, the Company’s cash flow should continue to be sufficient to cover these expenses and Subordinated Notes payments and provide excess cash flow.

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

The Company, however, believes that it has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by many in the regional air carrier market.   Management believes that the Company also has a competitive advantage because JMC has developed a reputation as a global participant in the regional aircraft leasing market.

Dependence on Significant Customers

For the year ended December 31, 2009 the Company had five significant customers, which accounted for 15%, 13%, 10%, 10% and 10%, respectively, of operating lease revenue, aggregating 58% of operating lease revenue. Concentration of credit risk with respect to lease receivables will diminish in the future only if the Company is able to lease additional assets or re-lease to new customers assets currently on lease to significant customers.

Environmental Matters

Neither compliance with federal, state and local provisions regulating discharge of greenhouse gas emissions (including carbon dioxide (CO2)) in the environment and/or aircraft noise regulations, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on the Company’s capital expenditures, financial condition, and results of operations or competitive position.

Employees

Under the Company’s management contract with JMC, JMC is responsible for all administration and management of the Company.  Consequently, the Company does not have any employees.

Available Information

The headquarters of AeroCentury Corp. is located at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010. The main telephone number is (650) 340-1888.

The Company is subject to the reporting requirements of the Securities Exchange (the “Exchange Act”). Therefore, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549 or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 2.  Properties.

As of December 31, 2009, the Company did not own or lease any real property, plant or materially important physical properties.  The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010.  However, since the Company has no employees and the Company’s portfolio of leased aircraft assets is managed and administered under the terms of the Management Agreement with JMC, all office facilities are provided by JMC.

At December 31, 2009, the Company owned eight deHavilland DHC-8-300s, three deHavilland DHC-8-100s, three deHavilland DHC-6s, fourteen Fokker 50s, two Saab 340As, six Saab 340Bs, seven Fokker 100s, and three General Electric CF34-8E aircraft engines which are on lease or held for lease.

Item 3.  Legal Proceedings.

The Company is not involved in any material legal proceedings.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The shares of the Company’s Common Stock are traded on the NYSE AMEX exchange (“AMEX”) under the symbol “ACY.”

Market Information

The Company’s Common Stock has been traded on the AMEX since January 16, 1998.  The following table sets forth the high and low sales prices reported on the AMEX for the Company’s Common Stock for the periods indicated:

Period	High	Low
Fiscal year ending December 31, 2010:
First quarter through March 12, 2010	$21.50	$13.33
Fiscal year ended December 31, 2009:
Fourth Quarter	24.95	15.22
Third Quarter	19.95	8.68
Second Quarter	9.60	5.00
First Quarter	11.00	3.15
Fiscal year ended December 31, 2008:
Fourth Quarter	14.55	7.60
Third Quarter	17.20	8.85
Second Quarter	18.40	7.76
First Quarter	26.67	13.30

On March 12, 2010, the closing stock sale price on the NYSE AMEX exchange was $18.80 per share.

Number of Security Holders

According to the Company’s transfer agent, the Company had approximately 1,800 stockholders of record as of March 1, 2010.  Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of beneficial stockholders, the Company is unable to estimate the total number of beneficial stockholders represented by those record holders.

Dividends

No dividends have been declared or paid to date.  The Company has no plans at this time to declare or pay dividends, and intends to re-invest any earnings into the acquisition of additional revenue generating aircraft equipment.

The terms of the Credit Facility and Subordinated Notes prohibit the Company from declaring or paying dividends on its Common Stock, except for cash dividends in an aggregate annual amount not to exceed 50% of the Company's net income in the immediately preceding fiscal year so long as immediately prior to and immediately following such dividend the Company is not in default under the Credit Facility and Subordinated Notes Agreement.

Stockholder Rights Plan

In December 2009, the Company’s Board of Directors adopted a stockholder rights plan granting a dividend of one stock purchase right for each share of the Company’s common stock outstanding as of December 18, 2009 and the Company entered into a rights agreement dated December 1, 2009 in connection therewith. The rights become exercisable only upon the occurrence of certain events specified in the rights agreement, including the acquisition of 15% of the Company’s outstanding common stock by a person or group in certain circumstances.  Each right will allow the holder, other than an “acquiring person,” to purchase one one-hundredth of a share (a unit) of Series A Preferred Stock at an initial purchase price of $97.00 under circumstances described in the rights agreement. The purchase price, the number of units of preferred stock and the type of securities issuable upon exercise of the rights are subject to adjustment. The rights will expire at the close of business December 1, 2019 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including the right to vote or to receive dividends.

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

The Company’s principal cash expenditures are for management fees, maintenance expense, financing interest payments, professional fees, insurance and principal payments of the Subordinated Notes pursuant to an amortization schedule. Maintenance expenditures are incurred when aircraft or equipment are off lease, are being prepared for re-lease, or require maintenance in excess of lease return conditions, as well as when maintenance work is performed in connection with the release of maintenance reserves previously received by the Company from lessees. See “c. Maintenance Reserves and Accrued Costs,” below, regarding the Company’s accounting treatment of maintenance expenses.

The most significant non-cash expenses include aircraft and engine depreciation and impairment provisions, which are affected by significant estimates, and, beginning in the second quarter of 2007, amortization of costs associated with the Company’s Subordinated Notes, which is included in interest expense.

Critical Accounting Policies, Judgments and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.

The Company’s significant accounting policies are described in Notes 1 and 3 to the consolidated financial statements.  The Company believes that the most critical accounting policies include the following: Aircraft Capitalization and Depreciation; Impairment of Long-lived Assets; Maintenance Reserves and Accrued Costs; Accounting for Income Taxes; and Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts.

    (a)    Aircraft Capitalization and Depreciation

The Company’s interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs.  Since inception, the Company has purchased only used aircraft and aircraft engines.  It is the Company’s policy to hold aircraft for approximately twelve years unless market conditions dictate otherwise.  Therefore, depreciation on aircraft is initially computed using the straight-line method over the twelve-year period to an estimated residual value based on appraisal.  The Company estimates the period over which it will hold aircraft engines based upon estimated usage, repair costs and other factors, and depreciates them to their appraised residual value over such period using the straight-line method.

The Company periodically reviews plans for lease or sale of its aircraft and aircraft engines and changes, as appropriate, the remaining expected holding period for such assets.  Estimated residual values are reviewed and adjusted periodically, based upon updated appraised residual estimates.  Decreases in the market value of aircraft could affect not only the current value, discussed above, but also the estimated residual value.

    (b)    Impairment of Long-lived Assets

The Company periodically reviews its portfolio of assets for impairment.  Such review includes estimating current market values, re-lease rents and residual values.  The estimates are based on currently available market data and third-party appraisals and are subject to fluctuation from time to time.  The Company initiates its review annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.  Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and if different conditions prevail, material write downs may occur.  No impairment provision was recorded in 2009; however, in 2008, the Company recorded an impairment provision of $745,000 for one of its off-lease aircraft based on the difference between the net book value and the fair value of the aircraft.

    (c)    Maintenance Reserves and Accrued Costs

Maintenance costs under the Company’s triple net operating leases are typically the responsibility of the lessees, and the majority of the Company’s leases require the payment of monthly maintenance reserves.  Maintenance reserves and accrued costs in the accompanying consolidated balance sheets include: (i) refundable maintenance payments billed to lessees, which are paid out as related maintenance is performed or at the end of the lease, (ii) for lessees who pay non-refundable maintenance reserves, estimated maintenance costs accrued at the time a reimbursement claim or sufficient information is received regarding maintenance work performed, and (iii) maintenance for work performed for off-lease aircraft, which is not related to the release of reserves received from lessees.

Non-refundable maintenance reserves are reflected as income based on reported usage, if collectibility is reasonably assured.  The Company uses the direct expense method, under which maintenance costs are expensed as incurred.

Maintenance reserves are set by mutual agreement of the Company and its lessee at inception of the lease and are based on the Company's estimate of the total maintenance cost at some future point resulting from the lessee’s usage. Reserve rates are typically subject to an annual adjustment provision that accounts for inflation of maintenance costs.   If a lessee is required to repair a component during the lease or perform a repair at lease end in order to comply with aircraft return conditions, it will be entitled to collect the reserves related to that repair from the Company, and any excess costs would then be the responsibility of the lessee.  Therefore, if maintenance rates do not accurately reflect the true cost of a repair, the Company will not incur any financial impact.  If, however, the Company repossesses an aircraft upon a lessee default, the Company would incur expense for the entire cost of the maintenance.  If maintenance rates under the defaulted lease inaccurately reflect the costs of the lessee's usage, such costs would be in excess of collected reserves.  It is also possible that, in the case of a repossessed aircraft, in order to remarket the aircraft, certain inspections and repairs would need to be performed earlier than otherwise required by the manufacturer or regulatory specifications and anticipated by the Company.  In such a case, the collected reserves from the defaulted lessee, which were established assuming a normal interval between repairs, would likely be insufficient to cover the total cost incurred by the Company.   Such was the case with one aircraft in 2008 and one aircraft in 2009.

    (d)    Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting principles generally accepted in the United States of America (“GAAP”) purposes.  These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet.  Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance.  To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease in the tax provision in the consolidated statements of operations.  As discussed in Notes 1 and 8 to the consolidated financial statements, the Company measures and discloses the amount of its unrecognized tax positions.

Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.

    (e)    Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements.  Deferred rent is recorded when the cash rent received is lower than the straight-line revenue recognized. Such receivables decrease over the term of the applicable leases.  Non-refundable maintenance reserves billed to lessees are accrued as maintenance reserves income based on aircraft usage.  In instances for which collectibility is not reasonably assured, the Company recognizes revenue as cash payments are received. The Company estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer, the level of past due accounts, and its analysis of the lessee’s overall financial condition.  If the financial condition of the Company’s customers deteriorates, it could result in actual losses exceeding the estimated allowances.

In 2009, the Company recorded bad debt expense of $208,000 and reduced maintenance reserves revenue by $251,000, to reserve against amounts due from two lessees with which the Company had previously agreed to defer a portion of rent and reserves payments due during 2009.  The Company also recorded bad debt expense of $1,300 in 2009 in connection with the return of an aircraft.  In 2008, the Company recorded bad debt expense of $1,300 in connection with the return of an aircraft.

Results of Operations

As discussed below, the Company’s net income increased by $2,364,500 from 2008 to 2009, due primarily to increased operating lease revenues, decreased interest expense and a reduction in provision for impairment of aircraft, the aggregate effect of which was partially offset by decreased maintenance reserves income and increased maintenance expense and depreciation, an increase in bad debt expense, and a larger income tax provision.

    (a)   Revenues

Operating lease revenue increased by $2,638,900 from 2008 to 2009, as a result of the purchase of additional leased assets during 2008 and 2009, as well as increased lease rates on some aircraft re-leased during the period, the effects of which were partially offset by the lack of revenue from some assets that were off lease for all or part of 2009.  Revenue from maintenance reserves decreased by $1,101,300, primarily because of (i) a decrease of $850,300 as a result of lower average usage by lessees, (ii) two aircraft that were off lease for a longer period in 2009 than in 2008, and (iii) a reduction in maintenance reserves revenue of $251,000 related to a revenue reserve due to collectibility of the related receivable.

The $231,000 increase in other income from 2008 to 2009 was a result of the receipt of interest on settlement of a federal tax audit, compensation from an unconsummated lease transaction and a gain on expected insurance proceeds related to a damaged spare engine in 2009, as compared to income only from an unconsummated lease transaction in 2008.

    (b)   Expenses

Interest expense decreased by $1,951,600 from 2008 to 2009, primarily as a result of lower average interest rates and balances related to the Credit Facility. In addition, in December 2007, the Company entered into an interest rate swap (the “Swap”) that expired on December 31, 2009, of 30-day LIBOR for a fixed rate payment on a nominal principal amount of $20 million.  The Company recognized a gain of $645,800 on the fair value of the Swap in 2009 (which decreased interest expense) versus a loss of $495,800 in 2008. These effects were partially offset by an increase in net settlement interest related to the Swap and an increase in Subordinated Notes interest and fee amortization as a result of the issuance of additional Subordinated Notes in July 2008.

The Company recognized $376,900 more in maintenance expense in 2009 than in 2008.  The increase was due to the net effect of an increase in expense for off-lease aircraft and a decrease in maintenance performed by lessees using non-refundable reserves. During 2009 and 2008, $3,375,100 and $2,680,500, respectively, of the Company’s maintenance expense was funded by non-refundable maintenance reserves that had been recorded as income when accrued.

Depreciation increased by $422,200 in 2009 as compared to 2008, primarily because of purchases of aircraft and aircraft engines during July 2008 and August 2009, as well as changes in residual values for several of the Company’s aircraft, which resulted in an overall decline in residual value.  The Company also recognized a provision for asset impairment of $745,000 in 2008.  No such impairment was recognized in 2009.

Management fees, which are calculated on the net book value of the aircraft, increased by only $3,800 from 2008 to 2009 because the increase in additional fees related to acquisitions during 2008 and 2009 was mostly offset by the effect of depreciation.  Professional fees and general and administrative expenses decreased by $141,800 in 2009, compared to 2008, primarily because of a decrease in audit-related accounting fees.  Income tax expense increased $1,158,600 from 2008 to 2009 as a result of higher pre-tax income.

The Company’s effective tax rates for the years ended December 31, 2009 and 2008 were approximately 35% and 36%, respectively.  The change in rate was primarily the result of the recognition in 2008 of the effect of a difference for GAAP and tax purposes in the valuation of warrants issued in connection with the Company’s issuance of the Subordinated Notes (which increased the effective tax rate for 2008).

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt borrowings and excess cash flows.

    (a)    Credit Facility

The Company’s Credit Facility, which is collateralized by all of the assets of AeroCentury Corp., expires on March 31, 2010.  The aggregate amount of borrowings permitted under the Credit Facility is $80 million.  During 2009, the Company borrowed $8,000,000 and repaid $12,596,000 of the outstanding principal.  As of December 31, 2009, the Company was in compliance with all covenants under the Credit Facility agreement, $53,500,000 in principal amount was outstanding, interest of $40,000 was accrued, and there was $26,500,000 in borrowing capacity remaining. As of December 31, 2008, the Company was in compliance with all covenants under the Credit Facility agreement, $58,096,000 in principal amount was outstanding, interest of $39,500 was accrued, and there was $21,904,000 in borrowing capacity remaining.  Under the terms of the Credit Facility, the Company pays a commitment fee based upon the applicable commitment fee rate on the unused portion of the Credit Facility.  Commitment fees are expensed as incurred and paid quarterly in arrears.  The weighted average interest rate at December 31, 2009 and 2008 was 3.06% and 3.42%, respectively.

The Company is currently in compliance with all covenants of the Credit Facility.  Based on its current projections, the Company believes it will continue to be in compliance with all covenants of its Credit Facility, but there can be no assurance of such compliance in the future.

Although the current Credit Facility expires on March 31, 2010, in March 2010, the Company received commitments totaling $62.5 million from a new agent bank, as well as other participants, for a new two-year credit facility, which has a maximum of $110 million. The commitment of one bank, for $7.5 million, is conditioned upon the Company and the other participants reaching agreement regarding some proposed changes to the provisions proposed by the agent bank. The Company is negotiating the revised provisions.  The Company anticipates that it will complete the agreements for the new credit facility no later than March 31, 2010, when the current Credit Facility expires.

The Company's interest expense in connection with the Credit Facility generally increases and decreases with prevailing interest rates, although the Company did enter into the Swap in December 2007 that expired in December 2009, as discussed in Note 6 to the Company’s financial statements and paragraph (b) below. Because aircraft owners seeking financing generally can obtain financing through either leasing transactions or traditional secured debt financings, prevailing interest rates are a significant factor in determining market lease rates, and market lease rates generally move up or down with prevailing interest rates, assuming supply and demand of the desired equipment remain constant.  However, because lease rates for the Company’s assets typically are fixed under existing leases, the Company normally does not experience any positive or negative impact in revenue from changes in market lease rates due to interest rate changes until existing leases have terminated and new lease rates are set as aircraft are re-leased.

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

The Swap expired at December 31, 2009, and therefore is not included in the balance sheet on that date.  At December 31, 2008, the Company recorded the negative $645,800 fair value of the Swap as a liability on its consolidated balance sheet as a component of notes payable and accrued interest.  The Company recorded a gain on the Swap of $645,800 in 2009 (which decreased reported interest expense) and a loss on the Swap of $495,800 in 2008 (which increased reported interest expense).  The Company also recognized additional interest expense on the net settlement  (the net amount paid to the counterparty for the fixed versus the floating rate components) of the Swap of $748,600 and $232,900 in 2009 and 2008, respectively.

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

The Swap agreement effectively converted $20 million of the Company’s short-term variable rate debt to a fixed rate.  Under this agreement, the Company paid a fixed rate and received a variable rate of LIBOR.  The fair value of this interest rate derivative was based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivative is considered a Level 2 input.

    (c)Senior unsecured subordinated debt

In April 2007, the Company entered into a securities purchase agreement (the “Subordinated Notes Agreement”), whereby the Company would issue 16% senior unsecured subordinated notes ("Subordinated Notes"), with an aggregate principal amount of $28 million to certain note purchasers.   The Subordinated Notes were to be issued at 99% of the face amount and are due December 30, 2011.  Principal payments which fully amortize the balance of the Subordinated Notes were due beginning April 30, 2009 through December 30, 2011 in amounts necessary to cause (i) the balance of the Subordinated Notes and (ii) the ratio of total outstanding debt under the Credit Facility and Subordinated Notes compared to the discounted portfolio value to not exceed amounts specified in the Subordinated Notes Agreement.

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

In July 2008, the Company and the holders of Subordinated Notes agreed to amend the Subordinated Notes Agreement to reduce the maximum amount of Subordinated Notes to be issued from $28 million to $14 million and to reduce the number of shares of the Company’s common stock issuable upon exercise of the warrants issued from 171,473 to 81,224.  The estimated fair value of the warrants cancelled was $597,500 and was recorded as a reduction to paid-in capital and debt discount.  The amendment also provided for the refund to the Company of certain fees paid at the initial closing of the Subordinated Notes Agreement, as well as a portion of the unused commitment fees paid through June 30, 2008, and revised certain prepayment provisions of the Subordinated Notes Agreement.  The amendment was accounted for as a debt modification.  The net proceeds from the $4,000,000 of Subordinated Notes that were issued pursuant to the amendment were used to repay a portion of the Company’s Credit Facility debt.

As of December 31, 2009, the carrying amount of the Subordinated Notes was approximately $8,976,200 (outstanding principal amount of $9,462,000 less unamortized debt discount of approximately $485,800) and accrued interest payable was $0.  As of December 31, 2008, the carrying amount of the Subordinated Notes was approximately $12,833,500 (outstanding principal amount of $14,000,000 less unamortized debt discount of approximately $1,166,500) and accrued interest payable was $0.  The Company was in compliance with all covenants under the Subordinated Notes Agreement as of December 31, 2009 and 2008.

    (d)Special purpose financing

At December 31, 2008, AeroCentury VI LLC owned a Dash-8-100 aircraft, which was financed using a non-recourse note from a bank separate from the Company’s Credit Facility.  The principal amount owed under the note at December 31, 2008 was $748,000 and interest of $700 was accrued. As of December 31, 2008, the Company was in compliance with all covenants of this note obligation.  In March 2009, the Company repaid the outstanding principal of $646,800 owed by the subsidiary under its special purpose financing and paid a prepayment penalty of $1,300.  At the same time, the Company transferred ownership of the aircraft that served as collateral for the financing from AeroCentury VI LLC to AeroCentury Corp., whereupon the aircraft became eligible as collateral under the Credit Facility.  AeroCentury VI LLC was dissolved in September 2009.

    (e)Cash flow

The Company's primary sources of cash are aircraft lease rentals and maintenance reserves billed monthly to lessees based on aircraft usage.  Maintenance reserves collected by the Company are not required by the leases to be segregated and are included in cash and cash equivalents on the Company’s consolidated balance sheet.

The Company is currently not receiving lease revenue for its off-lease assets, comprised of four Fokker 50 and two Saab 340A aircraft and one General Electric CF34-8E5 engine. The Company has incurred significant maintenance expense in order to prepare the Saab 340A aircraft for re-lease.  Six of the Company’s leases expire during the first half of 2010. In addition, in January 2010, the Company received notice from a lessee that one of the Company’s Dash-8-100 aircraft had sustained significant damage.   The insurer deemed the aircraft a total loss, and the Company is awaiting insurance proceeds, which will be used to acquire a replacement aircraft.  The Company expects that the insurance proceeds will be in excess of the net book value of the aircraft.

The Company’s primary uses of cash are for servicing principal and interest payments due under the Company’s debt obligations, maintenance expense, management fees, professional fees, and insurance. Debt repayment obligations increased in April 2009, when the Subordinated Notes debt repayment schedule began to require principal amortization in addition to interest.  The amount of interest paid by the Company is dependent on the outstanding balances of its Credit Facility and Subordinated Notes debt. Although the Subordinated Notes bear a fixed interest rate, the amount of interest owed under the Credit Facility is dependent on changes in prevailing interest rates, since the Credit Facility debt carries a floating interest rate.  The amount and timing of the Company’s maintenance payments are dependent on the aggregate amount of the maintenance claims submitted by lessees for reimbursement from reserves and expenses incurred in connection with preparation of off-lease aircraft for re-lease to new customers.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under its Credit Facility, new credit facility and Subordinated Notes, based upon its estimates of future revenues and expenditures, which include assumptions regarding (i) replacement of the Credit Facility when it expires in March 2010; (ii) rents on assets to be re-leased, (iii) timely use of proceeds of unused debt capacity toward additional acquisitions of income producing assets, (iv) required debt payments, (v) interest rate increases and decreases, and (vi) the cost and anticipated timing of maintenance to be performed.

Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  Among the more significant factors outside the Company’s control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company’s profitability and causes the Company to violate covenants of its Credit Facility, new credit facility or its Subordinated Notes Agreement, which may in turn require repayment of some or all of the amounts outstanding under the Credit Facility, new credit facility or the Subordinated Notes, (ii) lessee non-performance or non-compliance with lease obligations which may affect Credit Facility collateral limitations and Subordinated Notes covenants, as well as revenue and expenses, (iii) inability to locate and acquire a sufficient volume of additional aircraft assets at prices that will produce acceptable net returns, (iv) lessee performance of maintenance earlier than anticipated, (v) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rental rates for the asset; (vi) failure to renew the Credit Facility on terms favorable to the Company or at all, and (vii) if the Credit Facility is renewed, a reduction in participation by lender participants that reduces the Company’s ability to borrow.

       (i)Operating activities

The Company’s cash flow from operations increased from 2008 to 2009 by $3,554,600.  As discussed below, the change in cash flow was primarily a result of an increase in payments received for rent, security deposits and tax refunds and a decrease in expenditures for interest, the effects of which were partially offset by an increase in expenditures for maintenance and a decrease in payments received for maintenance reserves.

Lease rents, maintenance reserves and security deposits

Payments received from lessees for rent increased from 2008 to 2009 by $1,514,100 in 2009, primarily due to rent payments for aircraft and aircraft engines acquired during 2008 and 2009, and re-leases during 2008 at increased rental rates for several of the Company’s aircraft. The aggregate effect of these increases was partially offset by a decrease in revenue related to two aircraft that were off lease for all or part of 2009, as well as the effect of rent that was deferred for several aircraft.

Payments received for refundable and non-refundable maintenance reserves are based on usage of the Company’s aircraft.  Such payments were $1,460,700 lower in 2009 than in 2008, primarily as a result of lower average usage of aircraft by some of the Company’s lessees.

The Company received security deposits in the amount of $308,900 during 2009.  During 2008, the Company returned a $308,000 security deposit to a lessee upon return of an aircraft at lease end and received security deposits totaling $240,000 in connection with the re-lease of one of the Company’s aircraft.

Payments for interest

Payments for interest decreased by $1,374,800 in 2009, compared to 2008.  The Company paid $2,026,900 less interest related to the Company’s Credit Facility and special purpose financing debt in the 2009 period compared to the same period in 2008 as a result of lower average outstanding balances and lower average index rates upon which the Credit Facility and special purpose financing interest rates were based. However, the Company paid $26,000 more in commitment fees related to the unused portion of its Credit Facility in the 2009 period.

The Company paid $45,500 less in commitment fees related to its Subordinated Notes debt in the 2009 period because no such fees were payable after the Company’s issuance of the remaining available Subordinated Notes in July 2008. The aggregate effect of these decreases was partially offset by an increase of $125,800 in interest payments related to the Company’s Subordinated Notes in 2009, compared to 2008, as a result of a higher average principal balance.

During 2009, the Company also paid $545,800 more of net settlement interest related to the Swap than during the 2008 period.

Payments for maintenance

Payments for maintenance increased by $395,600 in 2009, compared to the 2008 period, as a result of payments related to off-lease aircraft, which were $2,037,800 greater in 2009, offset partially by $1,642,200 of lower payments for lessee maintenance claims in 2009. The amount of payments for maintenance in future periods will be dependent on the amount and timing of maintenance paid as reimbursement to lessees from maintenance reserves, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease aircraft.

Income taxes

Federal and state income tax receipts net of payments were $1,412,400 higher in 2009 than in 2008.  In 2009, the Company made payments of $5,900 for federal and state taxes and received a tax refund of $1,625,100 as a result of amending its 2004 tax return.   In 2008, the Company made payments of $3,700 for federal and state taxes and received a tax refund of $210,500 as a result of amending its 2003 and 2005 federal tax returns.

          (ii)Investing activities

During 2009 and 2008, the Company used cash of $9,901,700 and $13,929,700, respectively, for aircraft and aircraft engine purchases and capital equipment installed on aircraft.

          (iii)Financing activities

The Company borrowed $8,000,000 and $12,500,000 during 2009 and 2008, respectively.  The Company repaid $17,882,000 and $18,816,500 of its outstanding debt in 2009 and 2008, respectively.  Such payments were funded by excess cash flow.  In 2008, the Company also issued $4,000,000 of principal amount of Subordinated Notes, the net proceeds of which were used to repay a portion of the Company’s Credit Facility debt.

Outlook

    (a)  General

The current global downturn has resulted in a significant reduction in airline passenger volume and in reaction to that, a reduction in the number of aircraft needed for operation by large and small carriers in nearly all geographic areas.  This capacity reduction has created a challenging environment for the Company in three respects:

•The reduction in the demand for aircraft has increased the possibility that the Company’s current lessees will choose to return leased aircraft at lease expiration rather than renew the existing leases, notwithstanding that returning aircraft under the lease terms may be very expensive. In 2010, leases for 17 of the Company’s aircraft expire, so extending current leases and remarketing aircraft that are returned will be a significant focus.  It is likely that the Company will experience lower on-lease utilization rates, as the Company experiences longer lead times for remarketing of returned aircraft.

•The downturn also creates fewer opportunities for acquisitions for the Company.  The Company’s customers are generally carriers needing additional aircraft to expand their route system or frequency.  In the current environment of reduced demand for air travel and consequently reduced capacity by carriers, there is likely to be a significant decrease in the pool of such customers requiring leased aircraft.  Therefore, it is likely that the Company’s portfolio growth will be slower in the near future than it has been in recent years, as fewer carriers seek to expand their fleets with leased aircraft.

•Finally, the global economic situation also increases the possibility of an unanticipated lessee default due to a business failure by a lessee, particularly the less-established carriers among the Company’s customers.  This could result not only in the unscheduled return of an aircraft to the Company for remarketing, but also an unanticipated expense related to defaults by the lessee in its maintenance and return condition obligations.

At December 31, 2009, the Company recorded an allowance against a total of $470,000 due from two of these lessees.  The Company has seen indications of a weakening in both the financial condition and operating results of the majority of its customers.  The Company is monitoring the performance of all of its lessees. As discussed below, the Company has agreed to payment deferrals with several of its lessees.

•In February 2009, the Company agreed to defer a portion of the rent and maintenance reserves due from the lessee of two of the Company’s Fokker 100 aircraft.  The agreement required payment in four, equal monthly installments beginning in March 2009; the Company has received all four payments.  In March 2010, the Company agreed to defer $600,000 of the rent and maintenance reserves due in January and February 2010 from the same lessee.  The deferred amounts are to be paid in monthly installments from June through December 2010.

•In June 2009, the Company and the lessee for three of the Company’s Fokker 100 aircraft entered into an agreement which deferred payment of three months of rent for each aircraft, totaling $990,000, and allowed for the application of a portion of the security deposits held by the Company to maintenance reserves owed to the Company.  The deferred rent is to be paid in monthly installments beginning January 2010 and continuing through the expiration date of each lease.  The Company has received the deferral payments due in January and February 2010, after which the deferral balance, including accrued interest, was approximately $750,000. In March 2010, the Company agreed to apply a portion of the lessee’s security deposits to rent that was due in January 2010 and to defer an additional $330,000 of rent due in February 2010, to be paid in two monthly installments in March and April 2010.  The deferral agreement requires that the lessee restore the security deposits to their full amounts no later than May 1, 2010.

•In June 2009, the Company also agreed to defer payment of rent and reserves due from the lessee of two of the Company’s DHC-8-100 and one DHC-8-300 aircraft.  The agreement allows for the deferred amount of approximately $492,000 to be paid in monthly installments beginning in August 2009.  The Company has received all deferral payments due to-date.  The Company has received the deferral payments due through February 2010, after which the deferral balance, including accrued interest, was approximately $300,000.

•In October 2009, the Company and a customer that leases two of its Fokker 50 aircraft agreed to defer payment of rent and reserves totaling approximately $400,000 to April 2010.  In February 2010, the Company agreed to defer a portion of the rent and maintenance reserves due in February, March and April 2010, with all deferred amounts to be paid in April 2010.

    (b)Pending Transactions, Events and Remarketing Efforts
In March 2010, the Company received commitments totaling $62.5 million from a new agent bank, as well as other participants, for a new two-year credit facility, which has a maximum of $110 million. The commitment of one bank, for $7.5 million, is conditioned upon the Company and the other participants reaching agreement regarding some proposed changes to the provisions proposed by the agent bank. The Company is negotiating the revised provisions.  The Company anticipates that it will complete the agreements for the new credit facility no later than March 31, 2010, when the current Credit Facility expires.

On December 15, 2009, the Company entered into a lease of a Fokker 50 aircraft that was returned by its previous lessee in August 2008.  The aircraft was delivered in March 2010.

During 2009, the Company extended the terms of six leases and re-leased two aircraft that were returned in August 2008 and February 2009.  The lease for another of the Company’s aircraft, which was due to expire in April 2010, was extended for two years in early 2010. The Company is seeking a lessee for the engine it purchased in December 2009, and has a signed term sheet for the two off-lease Saab 340A aircraft.

In February 2010, the lessee of three of the Company’s Fokker 50 aircraft returned two of the aircraft.  In addition, the lessee for two other Fokker 50 aircraft, with leases which were to expire on March 1, 2010, declared bankruptcy, and the Company took possession of the aircraft.  The Company is investigating its rights related to the cash security deposits and letter of credit held by the Company.

If the aircraft that are currently off lease remain off lease for an extended period of time and the Company is not successful in extending the leases for a majority of the leases expiring in 2010, the Company may not have sufficient cash flow to meet its operational needs or remain in compliance with the terms of its Credit Facility, new credit facility and Subordinated Notes.

Factors that May Affect Future Results

Availability of Financing.The current term of the Company’s $80 million Credit Facility expires in March 2010.  As of March 15, 2010, the balance due under the Credit Facility was $53 million. In March 2010, the Company received commitments totaling $62.5 million from a new agent bank, as well as other participants, for a new two-year credit facility, which has a maximum of $110 million. The commitment of one bank, for $7.5 million, is conditioned upon the Company and the other participants reaching agreement regarding some proposed changes to the provisions proposed by the agent bank. The Company is negotiating the revised provisions.  The Company anticipates that it will complete the agreements for the new credit facility no later than March 31, 2010, when the current Credit Facility expires.

The Company believes that the availability under the new credit facility will be sufficient to fund projected acquisitions through 2010.   In the longer term, however, the Company’s continued growth will depend on its ability to obtain capital, either through debt or equity financings. The financial markets have experienced significant setbacks that have made access to capital more costly and difficult. As a result, commercial lending origination has dramatically decreased, and asset-based debt financing is now more difficult to obtain. The Company will continue to seek additional lenders for participation in the new credit facility in order to increase the maximum availability and will continue to investigate other sources of debt financing. There is no assurance that the Company will succeed in finding such additional funding, and if such financing is found, it will likely be on terms less favorable than the Company’s current debt financings.

General Economic Conditions and Lowered Demand for Travel. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is in a period of financial difficulty and contraction due to the global economic downturn.  Passenger volume has fallen significantly for carriers worldwide, and the loss of revenue has affected many carriers’ financial condition. This loss of revenue, combined with the continuing lack of availability of additional debt financing relied on by many regional carriers caused by the ongoing credit crisis, increases the likelihood of failures.  Events such as the spread of the H1N1 flu epidemic or a terrorist attack against aviation could exacerbate an already weakened condition and lead to widespread failures in the air carrier industries.  If lessees experience financial difficulties and are unable to meet lease obligations, this will, in turn, negatively affect the Company’s financial performance.

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

Several of the Company's lessees that have experienced financial difficulties arising from a combination of the weakened air carrier market and their own unique financial circumstances have requested and been granted deferral of certain overdue and/or future rental or reserve payment obligations.  Current deferral arrangements are described in the section entitled "Outlook (a) General.”  If the current weakened air carrier environment continues, it is possible that the Company may enter into additional deferral agreements. When a lessee requests a deferral of lease obligations, the Company evaluates the financial plan of the lessee and the likelihood that the lessee can remain a viable carrier, and whether the deferral will be repaid according to the agreed schedule.  If the Company feels that there is a risk that deferred obligations will not be repaid, the Company records an allowance for doubtful accounts. If the Company makes a judgment that the lessee is likely to meet its deferred obligations, the Company continues to record the deferred rental and reserve payments as income in the periods in which they accrue.  It is possible that a lessee that the Company judges to be likely to repay its deferred obligations could experience worsening financial condition.  In that circumstance, the Company may determine that full repayment of the deferred obligations is no longer likely, in which case the Company would record a bad debt expense or reduction of income.  This could have a material effect on the Company's financial results in the period that such bad debt expense or income reduction is recorded.

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

In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in the condition as required under the lease.  Typically, a lessee has the obligation to return an aircraft to the Company in the condition required under a lease, which generally requires the aircraft be returned in equal or better condition than at delivery to the lessee.  If the lessee becomes insolvent during the term of its lease and the Company has to repossess the aircraft from the lessee, it is unlikely that the lessee will have the financial ability to meet these return obligations.  Thus, upon repossession, the Company may be required to expend funds in excess of the maintenance reserves collected from the lessee to return the aircraft to a remarketable condition if the collected reserves are insufficient to fund the total expense of such repair and maintenance.

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

Credit Facility Obligations. The Company is obligated to make repayments of principal under the Credit Facility in order to maintain certain debt ratios with respect to its assets in the borrowing base.  Assets that come off lease and remain off-lease for a period of time, as well as assets with lease payments more than 30 days past due may reduce the borrowing base.  The Company believes it will have sufficient cash funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term.   The Company’s belief is based on certain assumptions regarding renewal of existing leases, interest rates, profitability, lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that the Company’s assumptions will prove to be correct.  If the assumptions are incorrect (for example, if an asset in the collateral base unexpectedly is off lease for an extended period of time) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to mitigate the situation, the Company may have to sell a significant portion of its portfolio in order to avoid a default under the Credit Facility agreement.

Risks of Debt Financing.  The Company’s use of debt as the primary form of acquisition financing subjects the Company to increased risks of leveraging.  Indebtedness owed under the Credit Facility and the Subordinated Notes carries a higher cost of capital relative to equity financing, resulting in relatively higher expense and reduced free cash flow.  Debt financing is secured by the Company’s assets.  In addition to payment obligations, the Credit Facility and Subordinated Notes also require the Company to comply with certain financial covenants, including a requirement of positive earnings and compliance with interest coverage ratios and required net worth.  Any default under the Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the existing assets of the Company securing the loan.  Any such default could also result in a cross default under the Subordinated Notes.

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

Concentration of Lessees and Aircraft Type.  For the month ended February 28, 2010, the Company’s two largest customers were located in Mexico and Antigua and accounted for approximately 15% and 13%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

As of February 28, 2010, the Company owned fourteen Fokker 50, eight DHC-8-300 and seven Fokker 100 aircraft, making these three aircraft types the dominant types in the portfolio and representing 20%, 24% and 32%, respectively, of net book value, respectively. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

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

Risks Related to Regional Air Carriers.  Because the Company’s customer base is regional air carriers and the Company continues to focus on this market, it is subject to additional risks.  Some of the lessees in the regional air carrier market are companies that are start-up, low-capital, and/or low-margin operators.  Often, the success of such carriers is dependent upon contractual arrangements with major trunk carriers or franchises from governmental agencies that provide subsidies for operating essential air routes, both of which may be subject to termination or cancellation with short notice periods.  Because of this exposure, the Company typically is able to obtain generally higher lease rates from these types of lessees.  In the event of a business failure or bankruptcy of the lessee, the Company can generally regain possession of its aircraft, but the aircraft could be in substantially worse condition than would be the case if the aircraft were returned in accordance with the lease provisions at lease expiration.

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

The Company has seen indications of a weakening in both the financial condition and operating results of the majority of its customers.  The Company is closely monitoring the performance of all of its lessees.  If any of the Company's current or future lessees are unable to meet their lease obligations, the Company's future results could be materially and adversely impacted.

Interest Rate Risk.  The Credit Facility and the proposed new credit facility carry a floating interest rate based upon short-term interest rate indices. Lease rates typically, but not always, move over time with interest rates, but market demand and numerous other factors for the asset also affect lease rates. Because the Company’s typical lease rates are fixed at the origination of leases, interest rate changes during the term of a lease have no effect on existing lease payments.  Therefore, if interest rates rise significantly, and there is relatively little lease origination by the Company following such rate increases, the Company could experience lower net income.  Further, even if significant lease origination occurs following such rate increases, other contemporaneous aircraft market forces may result in lower or flat rental rates, and the Company could also experience lower net income.

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

Reliance on JMC.  All management of the Company is performed by JMC under a Management Agreement between the Company and JMC, which is in the thirteenth year of a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Company’s Board of Directors (the “Board”) has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company's relationship with JMC and the performance of JMC's obligations to the Company under the Management Agreement, as it would have for any third party service provider to the Company.  While JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, all of the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and its stockholders.  In addition, certain officers of the Company hold significant ownership positions in the Company and JHC, the parent company of JMC.

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

Management Fee Structure. All decisions regarding acquisitions and disposal of aircraft from the Company’s portfolio are made by JMC.  JMC is paid a management fee based on the net asset value of the Company’s portfolio.  It also receives a one-time asset acquisition fee upon purchase of an aircraft by the Company, and a one-time sale fee upon disposal of an aircraft.  Optimization of the results of the Company depends on timing of the acquisition, lease yield on the acquired assets, and re-lease or sale of its portfolio assets.  Under the current management fee structure, a larger volume of acquisitions generates acquisition fees and also increases the periodic management fee by increasing the size of the aircraft portfolio.  Since the Company’s current business strategy involves continued growth of its portfolio and a “buy and hold” strategy, a compensation structure that results in greater compensation with an increased portfolio size is not inherently inconsistent with that strategy.  The compensation structure does, nonetheless, create a situation where a decision by JMC for the Company to forego an asset transaction deemed to be an unacceptable business risk due to the lessee or the aircraft type is in conflict with JMC's own pecuniary interest.  As a result, the compensation structure could act to incent greater risk-taking by JMC in asset acquisition decision-making.  All acquisition decisions by JMC on behalf of the Company, however, currently require Credit Facility lender approval of the asset acquired and the lessee in order to be included in the Credit Facility borrowing base, and the Company has established objective target guidelines for yields on acquired assets.  Further, any acquisition that involves a new asset type must be approved by the Board of the Company, including the outside independent directors.  While the Company currently believes the foregoing are effective mitigating factors against undue compensation-incented risk-taking by JMC, there is no assurance that such mechanisms can entirely and effectively eliminate such risk.

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

Compliance With Future Environmental Regulations.  Compliance with future environmental regulations may harm the Company’s business. Many aspects of aircraft operations are subject to increasingly stringent environmental regulations, and growing concerns about climate change may result in the imposition by the U.S and foreign governments of additional regulation of carbon emissions, aimed at either requiring adoption of technology to reduce the amount of carbon emissions or putting in place a fee or tax system on carbon emitters.  It is likely that any such regulation will be directed at the Company’s customers, as operators of aircraft, or at the Company, as owners of aircraft.  While under the Company’s triple-net arrangements, the Company would likely shift responsibility for compliance to its lessees, there may be some costs of regulation that are not able to be shifted to a current lessee, and would have to be borne by the Company.  Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on the Company’s financial position, results of operations, or cash flows, no assurance can be given that the costs of complying with environmental regulations adopted in the future will not have such an effect.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

This report does not include information described under Item 305 of Regulation S-K pursuant to the rules of the Securities and Exchange Commission that permit “smaller reporting companies” to omit such information.

Item 8.Financial Statements and Supplementary Data.

(a)Financial Statements and Schedules

(1)Financial statements for the Company:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended
December 31, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the Years Ended
   December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2009 and 2008
Notes to Consolidated Financial Statements

(2)Schedules:

All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AeroCentury Corp.
Burlingame, California

We have audited the accompanying consolidated balance sheets of AeroCentury Corp. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury Corp. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

March 15, 2010
San Francisco, California

AeroCentury Corp.
Consolidated Balance Sheets

ASSETS
	December 31,
	2009	2008

Assets:
Cash and cash equivalents	$1,252,500	$2,169,700
Accounts receivable, including deferred rent of $131,500 and $244,100 and net of allowance for doubtful accounts of $470,000 and $0 at December 31, 2009 and December 31, 2008, respectively	3,165,200	2,022,800
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $40,862,500 and $33,385,300 at December 31, 2009 and December 31, 2008, respectively	127,203,700	124,913,600
Taxes receivable	2,800	1,626,800
Prepaid expenses and other	555,000	1,000,600

Total assets	$132,179,200	$131,733,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$624,600	$503,000
Notes payable and accrued interest	62,581,700	72,411,300
Maintenance reserves and accrued costs	9,912,700	8,190,700
Security deposits	5,565,900	5,498,800
Unearned income	1,009,000	1,072,900
Deferred income taxes	11,987,700	9,169,400
Taxes payable	5,100	52,300

Total liabilities	91,686,700	96,898,400

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	26,214,900	20,557,500
	40,996,600	35,339,200
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	40,492,500	34,835,100

Total liabilities and stockholders’ equity	$132,179,200	$131,733,500

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2009	2008

Revenues and other income:

Operating lease revenue	$27,045,900	$24,407,000
Maintenance reserves revenue, net	6,068,000	7,169,300
Gain on sale of aircraft and aircraft engines and other income	450,000	219,000

	33,563,900	31,795,300
Expenses:

Depreciation	7,644,300	7,222,100
Maintenance costs	7,149,000	6,772,100
Interest	5,202,400	7,154,000
Management fees	3,680,600	3,676,800
Professional fees and general and administrative	641,000	782,800
Provision for aircraft impairment	-	745,000
Insurance	386,000	388,800
Bad debt expense	209,300	1,300
Other taxes	(1,700)	(77,500)

	24,910,900	26,665,400

Income before income tax provision	8,653,000	5,129,900

Income tax provision	2,995,600	1,837,000

Net income	$5,657,400	$3,292,900

Earnings per share:
Basic	$3.67	$2.13
Diluted	$3.62	$2.08
Weighted average shares used in earnings per share computations:
Basic	1,543,257	1,543,257
Diluted	1,563,107	1,585,274

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2009 and 2008

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2007	$1,600	$15,377,600	$17,264,600	$(504,100)	$32,139,700
Warrants cancelled in connection with Subordinated Notes, net	-	(597,500)	-	-	(597,500)
Net income	-	-	3,292,900	-	3,292,900
Balance, December 31, 2008	1,600	14,780,100	20,557,500	(504,100)	34,835,100
Net income	-	-	5,657,400	-	5,657,400
Balance, December 31, 2009	$1,600	$14,780,100	$26,214,900	$(504,100)	$40,492,500

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2009	2008
Operating activities:
Net income	$5,657,400	$3,292,900
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of aircraft and aircraft engines	(75,000)	(15,000)
Depreciation	7,644,300	7,222,100
Provision for aircraft impairment	-	745,000
Non-cash interest	593,100	1,251,400
Provision for bad debts	209,300	1,300
Deferred taxes	2,818,300	1,520,400
Change in operating assets and liabilities:
Accounts receivable	(1,104,000)	(376,400)
Taxes receivable	1,624,000	208,900
Prepaid expenses and other	(112,600)	(111,500)
Accounts payable and accrued expenses	(179,500)	(103,600)
Accrued interest on notes payable	17,500	(64,000)
Maintenance reserves and accrued costs	1,817,700	2,069,500
Security deposits	67,100	(197,700)
Prepaid rent	(63,900)	44,900
Taxes payable	(47,200)	(176,300)
Net cash provided by operating activities	18,866,500	15,311,900

Investing activities:
Proceeds from sale of aircraft engine, net of re-sale fees	-	15,000
Purchases of aircraft and aircraft engines	(9,901,700)	(13,929,700)
Net cash used in investing activities	(9,901,700)	(13,914,700)

Financing activities:
Borrowings under Credit Facility	8,000,000	12,500,000
Net proceeds received from issuance of Subordinated Notes payable	-	3,960,000
Debt issuance costs	-	285,800
Repayments of the Credit Facility and special purpose financing	(13,344,000)	(18,816,500)
Repayments of the Subordinated Notes	(4,538,000)	-
Net cash used in financing activities	(9,882,000)	(2,070,700)

Net decrease in cash and cash equivalents	(917,200)	(673,500)

Cash and cash equivalents, beginning of period	2,169,700	2,843,200

Cash and cash equivalents, end of period	$1,252,500	$2,169,700

During the years ended December 31, 2009 and 2008, the Company paid interest totaling $4,641,800 and $6,016,600, respectively.  During the year ended December 31, 2009, the Company paid income taxes totaling $5,900 and received a federal tax refund of $1,625,100.  During the year ended December 31, 2008, the Company paid income taxes totaling $3,700 and received federal tax refunds totaling $210,500.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2009

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

    (c)Cash and Cash Equivalents

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less from the date of acquisition, as cash equivalents.

    (d)Aircraft Capitalization and Depreciation

The Company’s interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs.  Since inception, the Company has purchased only used aircraft and aircraft engines.  It is the Company’s policy to hold aircraft for approximately twelve years unless market conditions dictate otherwise.  Therefore, depreciation on aircraft is initially computed using the straight-line method over the twelve-year period to an estimated residual value based on appraisal.  The Company estimates the period over which it will hold aircraft engines based upon estimated usage, repair costs and other factors, and depreciates them to their appraised residual value over such period using the straight-line method.

The Company periodically reviews plans for lease or sale of its aircraft and aircraft engines and changes, as appropriate, the remaining, expected holding period for such assets.  Estimated residual values are reviewed and adjusted periodically, based upon updated appraised residual estimates obtained.  Decreases in the market value of aircraft could affect not only the current value, discussed above, but also the estimated residual value.

Aircraft that are held for sale are not subject to depreciation and are separately classified on the consolidated balance sheet.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2009

1.Organization and Summary of Significant Accounting Policies

    (e)Fair Value of Financial Instruments and Accounting for Derivative Instrument

The Company’s financial instruments, other than cash, consist principally of cash equivalents, accounts receivable, accounts payable, amounts borrowed under a credit facility, borrowings under notes payable and (until December 31, 2009) a derivative instrument.  The fair value of cash, cash equivalents, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short-term nature.

Borrowings under the Company’s revolving credit facility (the “Credit Facility”) and certain notes payable bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective rates of its various debt agreements approximate current market rates for such indebtedness at the balance sheet date.  The Company believes the carrying amount of its floating and fixed rate debt approximates fair value at the balance sheet date. The fair values of the Company’s obligations are estimated by calculation of the present value of future repayment obligations using estimates of borrowing rates that would be available to the Company for such instruments.  As discussed in Note 6, the fair value of the Company’s interest rate swap derivative instrument was determined by reference to banker quotations, and was included on the balance sheet at fair value as a component of Notes payable and accrued interest at December 31, 2008.  The Swap expired on December 31, 2009 and, therefore, had no value.

    (f)Impairment of Long-lived Assets

The Company periodically reviews its portfolio of assets for impairment in accordance with generally accepted accounting principles.  Such review includes estimating current market values, re-lease rents and residual values.  The estimates are based on currently available market data and third party appraisals and are subject to fluctuation from time to time.  The Company initiates its review annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate.  Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.  Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and, if different conditions prevail, material write downs may occur.  During 2008, the Company recorded an impairment provision of $745,000 for one of its aircraft.

    (g)Deferred Financing Costs, Commitment Fees and Interest Swap Valuation

Costs incurred in connection with term debt financing are deferred and amortized over the term of the debt using the effective interest method or, in certain instances where the differences are not material, using the straight-line method.  Costs incurred in connection with the revolving debt are deferred and amortized using the straight-line method.

Commitment fees for unused funds are expensed as incurred.

In December 2007, the Company entered into a Swap, which expired on December 31, 2009.  Because the Swap did not qualify as a hedge, the value of the Swap was marked to market at the end of each reporting period and changes in fair value of the Swap are reported in the consolidated statements of operations as interest expense.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2009

1.Organization and Summary of Significant Accounting Policies (continued)

    (h)Security deposits

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

    (i)Taxes

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

    (j)Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

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

In instances for which collectibility is not reasonably assured, the Company recognizes revenue as cash payments are received.  The Company estimates and charges to income a provision for bad debts based on its experience with each specific customer, the level of past due accounts, and its analysis of the lessee’s overall financial condition.  If the financial condition of any of the Company’s customers deteriorates, it could result in actual losses exceeding any estimated allowances.

The Company’s allowance for doubtful accounts at December 31, 2009 and 2008 was $470,000 and $0, respectively. In December 2009, the Company recorded bad debt expense of $208,000 and reduced maintenance reserves revenue by $251,000, to reserve against amounts due from two lessees with which the Company had previously agreed to defer a portion of rent and reserves payments due during 2009.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2009

1.Organization and Summary of Significant Accounting Policies (continued)

    (k)Comprehensive Income/(Loss)

The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of operations.  As a result, comprehensive income equals net income for the years ended December 31, 2009 and 2008.

    (l)Reclassifications

Certain of the prior period financial statement amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on previously reported net income or cash flows.

2.Aircraft and Aircraft Engines Held for Lease

At December 31, 2009 and 2008, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following:

	December 31, 2009		December 31, 2008
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value

Fokker 100	7	32%	7	34%
deHavilland DHC-8-300	8	24%	8	25%
Fokker 50	14	20%	14	23%
General Electric CF34-8E engine	3	8%	-	-
Saab 340B	6	7%	6	7%
deHavilland DHC-8-100	3	6%	3	7%
Saab 340A	2	2%	2	3%
deHavilland DHC-6	3	1%	3	1%
General Electric CT7-5A2 engine	-	-	1	-

During 2009, the Company purchased three General Electric CF34-8E aircraft engines, two of which are on lease to a U.S. regional carrier until March 31, 2010. The Company is negotiating a lease for the third engine.  During 2009, the Company also extended the leases for several of its aircraft and re-leased two aircraft that had been returned by previous lessees in August 2008 and February 2009.  In 2009, the Company recorded a gain on expected insurance proceeds for damage to a spare turboprop engine, and the proceeds of $255,000 are included in accounts receivable at December 31, 2009. As discussed in Note 11, one of the Company’s DHC-8-100 sustained significant damage in January 2010 and the Company anticipates receiving insurance proceeds, which will exceed the carrying value of the asset.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2009

2.Aircraft and Aircraft Engines Held for Lease (continued)

At December 31, 2009, the Company’s two Saab 340A aircraft were off lease. The Company had a signed term sheet and received a $100,000 security deposit for the lease of the two Saab 340A aircraft.  Delivery to the lessee was expected to occur in early 2010.   In January 2010, the lessee decided not to lease the aircraft.  The Company retained the security deposit and recorded it as other income in the fourth quarter of 2009.  The Company is negotiating a term sheet for the re-lease of these two aircraft to another lessee.  Additionally, the Company signed a lease for one of its Fokker 50 aircraft in December 2009, but the lease did not commence until March 2010 after completion of maintenance and final acceptance by the lessee.

As discussed in Note 11, two aircraft that had lease expiration dates in 2009 were returned in February 2010.

In December 2009, the leases for three of the Company’s Fokker 50 aircraft were extended on a short-term basis.  As discussed in Note 11, the lease for one of the three aircraft was extended for two years.  The lessee for the other two aircraft declared bankruptcy in February 2010 and the Company took possession of the aircraft. The Company is investigating its rights related to the cash security deposits and letter of credit held by the Company.

As discussed in Note 11, in March 2010, the Company and a regional carrier in Argentina signed a term sheet for the lease of the Company’s two Saab 340A aircraft.

3.Maintenance Reserves and Accrued Costs

The Company uses the direct expensing method to account for maintenance costs.  Maintenance costs associated with non-refundable reserves are expensed in the consolidated statement of operations in the period a reimbursement claim for incurred maintenance or sufficient information is received from the lessee.  Non-refundable maintenance reserves billed to lessees are recorded monthly as maintenance reserves income, based on the lessee’s reported asset usage during the applicable month, assuming collections are reasonably assured or cash is received.  Due to the timing difference of recording maintenance reserves income and recording maintenance costs, the effect on current period income could be material.

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

The accompanying consolidated balance sheets reflect liabilities for maintenance reserves and accrued costs, which include refundable maintenance payments received from lessees based on usage.  At December 31, 2009 and 2008, the Company’s maintenance reserves and accruals consisted of the following:

	December 31, 2009	December 31, 2008

Refundable maintenance reserves	$7,479,000	$5,746,600
Accrued costs	2,433,700	2,444,100
	$9,912,700	$8,190,700

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2009

3.Maintenance Reserves and Accrued Costs (continued)

Additions to and deductions from the Company’s accrued costs during the years ended December 31, 2009 and 2008 for aircraft maintenance were as follows:

	For the Years Ended December 31,
	2009	2008

Balance, beginning of period	$2,444,100	$1,591,300

Additions:
Charged to expense	7,593,100	6,842,400
Reversals of previously accrued maintenance costs	(444,100)	(70,300)
Total maintenance expense	7,149,000	6,772,100
Accrued claims related to refundable maintenance reserves	96,400	833,600
Total additions	7,245,400	7,605,700

Deductions:
Payments	7,241,800	6,754,200
Other	14,000	(1,300)
Total deductions	7,255,800	6,752,900

Net (decrease)/increase in accrued maintenance costs	(10,400)	852,800

Balance, end of period	$2,433,700	$2,444,100

4.Operating Segments

The Company operates in one business segment, the leasing of regional aircraft to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

Approximately 11% and 7% of the Company’s operating lease revenue was derived from lessees domiciled in the United States during 2009 and 2008, respectively.  All revenues relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

The tables below set forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Years Ended December 31,
Operating Lease Revenue	2009	2008

Europe and United Kingdom	$10,396,600	$9,080,900
Caribbean	6,240,000	6,240,000
Central America	4,155,500	4,153,800
United States	2,960,900	1,717,200
Africa	1,855,000	969,600
Asia	1,437,900	1,971,800
South America	-	273,700
	$27,045,900	$24,407,000

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2009

4.Operating Segments (continued)

	December 31,
Net Book Value of Aircraft and Aircraft Engines Held for Lease	2009	2008

Europe and United Kingdom	$44,531,400	$47,459,800
Caribbean	25,715,700	26,778,500
Central America	16,243,300	17,154,100
United States	13,910,900	7,337,800
Africa	9,188,300	10,016,200
Asia	7,105,100	9,872,100
Off lease	8,013,900	6,295,100
South America	2,495,100	-
	$127,203,700	$124,913,600

5.Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables.  The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

For the year ended December 31, 2009 the Company had five significant customers, which accounted for 15%, 13%, 10%, 10% and 10%, respectively, of lease revenue. For the year ended December 31, 2008 the Company had five significant customers, which accounted for 17%, 15%, 11%, 11% and 10%, respectively, of lease revenue.

At December 31, 2009, the Company had significant receivables from four lessees, which accounted for 23%, 20%, 12% and 11%, respectively, of the Company’s total receivables.  During 2009, the Company agreed to payment deferrals with several of its lessees.  At December 31, 2009, the total deferral balance, including accrued interest, was approximately $1,782,000.  At December 31, 2008, the Company had significant receivables from three lessees, which accounted for 40%, 14% and 10%, respectively, of the Company’s total receivables.

As of December 31, 2009, minimum future operating lease revenue payments receivable under noncancelable leases were as follows:

Years ending

2010	$21,767,400
2011	10,088,100
2012	3,803,600
2013	942,300
2014	225,100
$36,826,500

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2009

6.Notes Payable and Accrued Interest

At December 31, 2009 and 2008, the Company’s notes payable and accrued interest consisted of the following:

	December 31, 2009	December 31, 2008

Credit Facility principal	$53,500,000	$58,096,000
Credit Facility accrued interest	40,000	39,500
Subordinated Notes principal	9,462,000	14,000,000
Subordinated Notes discount	(485,800)	(1,166,500)
Special purpose financing principal and accrued interest	-	748,700
Swap valuation and accrued interest	65,500	693,600
	$62,581,700	$72,411,300

    (a)Credit Facility

The Company’s Credit Facility, which is collateralized by all of the assets of AeroCentury Corp., expires on March 31, 2010.  The aggregate amount of borrowings permitted under the Credit Facility is $80 million.  During 2009, the Company borrowed $8,000,000 and repaid $12,596,000 of the outstanding principal.  As of December 31, 2009, the Company was in compliance with all covenants under the Credit Facility agreement, $53,500,000 in principal amount was outstanding, interest of $40,000 was accrued, and there was $26,500,000 in borrowing capacity remaining. As of December 31, 2008, the Company was in compliance with all covenants under the Credit Facility agreement, $58,096,000 in principal amount was outstanding, interest of $39,500 was accrued, and there was $21,904,000 in borrowing capacity remaining.  Under the terms of the Credit Facility, the Company pays a commitment fee based upon the applicable commitment fee rate on the unused portion of the Credit Facility.  Commitment fees are expensed as incurred and paid quarterly in arrears.  The weighted average interest rate at December 31, 2009 and 2008 was 3.06% and 3.42%, respectively.

As discussed in Note 11, in March 2010, the Company received commitments from a new agent bank, as well as other participants, for a new two-year credit facility.

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

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2009

6.Notes Payable and Accrued Interest (continued)

    (b)Derivative instrument (continued)

At December 31, 2008, the Company recorded the fair value of the Swap of $645,800, as a liability on its consolidated balance sheet as a component of notes payable and accrued interest.  The Swap expired on December 31, 2009 and, therefore, had no value as of that date.  Gains and losses on the Swap were recorded as a component of interest expense.  The Company recorded a gain on the Swap of $645,800 and a loss on the Swap of $495,800 for the years ended December 31, 2009 and 2008, respectively.  The Company also recognized additional interest expense on the net settlement of the Swap of $748,600 and $232,900 in 2009 and 2008, respectively.

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

The Swap agreement effectively converted $20 million of the Company’s short-term variable rate debt to a fixed rate.  Under this agreement, the Company paid a fixed rate and received a variable rate of LIBOR.  The fair value of this interest rate derivative was based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivative was considered a Level 2 input.

Fair Value of Debt Instruments Not Designated as a Hedging Activity

		Liability derivative
		December 31,
		2009	2008
Interest rate contract (Swap)	Notes payable	$ -	$645,800

Effect of Derivative Instrument on Consolidated Statements of Operations

		Amount of (gain)/loss recognized
		For the Years Ended December 31,
		2009	2008
Interest rate contract (Swap)	Interest expense	($645,800)	$495,800

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2009

6.Notes Payable and Accrued Interest (continued)

    (c)Senior unsecured subordinated debt

In April 2007, the Company entered into a securities purchase agreement (the “Subordinated Notes Agreement”), whereby the Company would issue 16% senior unsecured subordinated notes ("Subordinated Notes"), with an aggregate principal amount of $28 million to certain note purchasers.   The Subordinated Notes were to be issued at 99% of the face amount and are due December 30, 2011.  Principal payments which fully amortize the balance of the Subordinated Notes are due beginning April 30, 2009 through December 30, 2011 in amounts necessary to cause (i) the balance of the Subordinated Notes and (ii) the ratio of total outstanding debt under the Credit Facility and Subordinated Notes compared to the discounted portfolio value to not exceed amounts specified in the Subordinated Notes Agreement.

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

In July 2008, the Company and the holders of Subordinated Notes agreed to amend the Subordinated Notes Agreement to reduce the maximum amount of Subordinated Notes to be issued from $28 million to $14 million and to reduce the number of shares of the Company’s common stock issuable upon exercise of the warrants issued from 171,473 to 81,224.  The estimated fair value of the warrants cancelled was $597,500 and was recorded as a reduction to paid-in capital and debt discount.  The amendment also provided for the refund to the Company of certain fees paid at the initial closing of the Subordinated Notes Agreement, as well as a portion of the unused commitment fees paid June 30, 2008, and revised certain prepayment provisions of the Subordinated Notes Agreement.  The amendment was accounted for as a debt modification.  The net proceeds from the $4,000,000 of Subordinated Notes that were issued pursuant to the amendment were used to repay a portion of the Company’s Credit Facility debt.

As of December 31, 2009, the carrying amount of the Subordinated Notes was approximately $8,976,200 (outstanding principal amount of $9,462,000 less unamortized debt discount of approximately $485,800) and accrued interest payable was $0.  As of December 31, 2008, the carrying amount of the Subordinated Notes was approximately $12,833,500 (outstanding principal amount of $14,000,000 less unamortized debt discount of approximately $1,166,500) and accrued interest payable was $0.  The Company was in compliance with all covenants under the Subordinated Notes Agreement as of December 31, 2009 and 2008.

    (d)Special purpose financing

At December 31, 2008, AeroCentury VI LLC owned a Dash-8-100 aircraft, which was financed using a non-recourse note from a bank separate from the Company’s Credit Facility.  The principal amount owed under the note at December 31, 2008 was $748,000 and interest of $700 was accrued. As of December 31, 2008, the Company was in compliance with all covenants of this note obligation.  In March 2009, the Company repaid the outstanding principal of $646,800 owed by the subsidiary under its special purpose financing and paid a prepayment penalty of $1,300.  At the same time, the Company transferred ownership of the aircraft that served as collateral for the financing from AeroCentury VI LLC to AeroCentury Corp., whereupon the aircraft became eligible as collateral under the Credit Facility.  AeroCentury VI LLC was dissolved in September 2009.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2009

6.Notes Payable and Accrued Interest (continued)

(e)Future maturities of notes payable

As of December 31, 2009, principal payments due under the Company’s Credit Facility, Subordinated Notes and special purpose financing were as follows:

Years ending

2010	$60,618,500
2011	2,343,500
2012	-
2013 and thereafter	-
$62,962,000

7.Stockholder Rights Plan

In December 2009, the Company’s Board of Directors adopted a stockholder rights plan granting a dividend of one stock purchase right for each share of the Company’s common stock outstanding as of December 18, 2009 and the Company entered into a rights agreement dated December 1, 2009 in connection therewith. The rights become exercisable only upon the occurrence of certain events specified in the rights agreement, including the acquisition of 15% of the Company’s outstanding common stock by a person or group in certain circumstances.  Each right will allow the holder, other than an “acquiring person,” to purchase one one-hundredth of a share (a unit) of Series A Preferred Stock at an initial purchase price of $97.00 under circumstances described in the rights agreement. The purchase price, the number of units of preferred stock and the type of securities issuable upon exercise of the rights are subject to adjustment. The rights will expire at the close of business December 1, 2019 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including the right to vote or to receive dividends.

8. Income Taxes

The items comprising income tax expense are as follows:
	For the Years Ended December 31,
	2009	2008
Current tax provision:
Federal	$100	$-
State	9,700	1,400
Foreign	167,500	315,200
Current tax provision	177,300	316,600

Deferred tax provision:
Federal	2,771,200	1,505,500
State	47,100	14,900
Deferred tax provision	2,818,300	1,520,400
Total income tax provision	$2,995,600	$1,837,000

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2009

8. Income Taxes (continued)

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Years Ended December 31,
	2009	2008

Income tax provision at statutory federal income tax rate	$2,942,000	$1,744,200
State tax provision, net of federal benefit	34,200	17,500
Tax expense from valuation of stock warrants (a)	-	93,000
Other	19,400	(17,700)

Total income tax provision	$2,995,600	$1,837,000

(a) In 2008, the Company recognized a tax expense resulting from a difference between GAAP and tax rules for the valuation of warrants issued in connection with the Company’s issuance of Subordinated Notes and capitalized as a discount to the Subordinated Notes.

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Deferred tax assets:
Prior year tax losses	$-	$673,900
Prepaid rent	385,000	366,700
Maintenance	-	5,800
Derivative	-	221,700
Foreign tax credit carryover	1,029,200	1,006,800
Prior year minimum tax credit	100,800	100,800
Bad debt allowance and other	162,000	200
Deferred tax assets	$1,677,000	$2,375,900
Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	(13,606,600)	(11,405,600)
Subordinated Notes loan fees and discount	(58,100)	(139,700)
Net deferred tax liabilities	$(11,987,700)	$(9,169,400)

The foreign tax credit carryover will be available to offset federal tax expense in the first preceding tax year and in future years.  The foreign tax credit carryover expires beginning in 2013 and extends through 2019.  The minimum tax credit will be available to offset federal tax expense in excess of the alternative minimum tax in future years and does not expire.

No valuation allowance was deemed necessary at December 31, 2009 and 2008, as the Company has concluded that, based on an assessment of all available evidence, it is more likely than not that future taxable income will be sufficient to realize the tax benefits of all the deferred tax assets on the consolidated balance sheets.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2009

8. Income Taxes (continued)

At December 31, 2009 and December 31, 2008, the Company had no material unrecognized tax positions.

The Company accounts for interest related to uncertain tax positions as interest expense, and for income tax penalties as tax expense.

All of the Company's tax years remain open to examination other than as barred in the various jurisdictions by statutes of limitation.

9.Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
	2009	2008

Net income	$5,657,400	$3,292,900

Weighted average shares outstanding for the period	1,543,257	1,543,257
Dilutive effect of warrants	19,850	42,017
Weighted average diluted shares outstanding	1,563,107	1,585,274

Basic earnings per share	$3.67	$2.13
Diluted earnings per share	$3.62	$2.08

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

10. Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the Management Agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $3,680,600 and $3,676,800 during 2009 and 2008, respectively. The Company paid acquisition fees totaling $388,000 and $437,000 to JMC during 2009 and 2008, respectively, which are included in the cost basis of the aircraft purchased.  No remarketing fees were paid to JMC during 2009 or 2008.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2009

11.Subsequent Events

In January 2010, the Company received notice from a lessee that one of the Company’s Dash-8-100 aircraft had sustained significant damage in January.   The insurer deemed the aircraft a total loss, and the Company is awaiting insurance proceeds, which will be used to acquire a replacement aircraft.  The Company expects that the insurance proceeds will be in excess of the net book value of the aircraft.

In February 2010, the lessee of three Fokker 50 aircraft, which had lease expiration dates in 2009, returned two of the aircraft to the Company.  The lease for the third aircraft has been extended for two years.

In February 2010, the lessee for two of the Company’s Fokker 50 aircraft with leases which were to expire on March 1, 2010 declared bankruptcy, and the Company took possession of the aircraft.  The Company is investigating its rights related to the cash security deposits and letter of credit held by the Company.

In February 2010, the Company agreed with the lessee of two of the Company’s Fokker 50 aircraft to defer a portion of the rent and maintenance reserves due in February, March and April 2010, with all deferred amounts, including previously-deferred rent and maintenance reserves, to be paid in April 2010.

In March 2010, the Company agreed to defer $600,000 of the rent and maintenance reserves due in January and February 2010 from the lessee of two of the company’s Fokker 100 aircraft.  The deferred amounts are to be paid in monthly installments from June through December 2010.

In March 2010, the Company agreed with the lessee of three of the Company’s Fokker 100 aircraft to apply a portion of the lessee’s security deposits to rent that was due in January 2010 and to defer an additional $330,000 of rent due in February 2010, to be paid in two monthly installments in March and April 2010.  The deferral agreement requires that the lessee restore the security deposits to their full amounts no later than May 1, 2010.

In March 2010, a Fokker 50, for which a three-year lease was signed in December, was delivered to the lessee.

In March 2010, the Company and a regional carrier in Argentina signed a term sheet for a 39-month lease of the Company’s two Saab 340A aircraft.  Delivery of the aircraft is expected to occur in May 2010.

In March 2010, the Company received commitments totaling $62.5 million from a new agent bank, as well as other participants, for a new two-year credit facility, which has a maximum of $110 million. The commitment of one bank, for $7.5 million, is conditioned upon the Company and the other participants reaching agreement regarding some proposed changes to the provisions proposed by the agent bank. The Company is negotiating the revised provisions.  The Company anticipates that it will complete the agreements for the new credit facility no later than March 31, 2010, when the current Credit Facility expires.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).Controls and Procedures.

CEO and CFO Certifications. Attached as exhibits to this Annual Report on Form 10-K (the “Report”) are certifications of the Company’s Chief Executive Officer (the “CEO”) and the Company’s Chief Financial Officer (the “CFO”), which are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Report includes information concerning the evaluation of disclosure controls and procedures referred to in the Section 302 Certifications and this should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Evaluation of the Company’s Disclosure Controls and Procedures. Disclosure controls and procedures (“Disclosure Controls”) are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of December 31, 2009.

Management’s Annual Report on the Company’s Internal Control Over Financial Reporting. Internal control over financial reporting (“Internal Control”) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  The Company’s management is responsible for establishing and maintaining adequate Internal Control. Management evaluated the Company’s Internal Control based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework and concluded that the Company’s Internal Control was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting.  No change in Internal Control occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

The information required by this item is included under (i) “Proposal 1: Election of Directors” as it relates to members of the Company’s Board of Directors, including the Company’s Audit Committee and the Company’s Audit Committee financial experts, any changes to procedures by which security holders may recommend nominees to the Company’s Board of Directors, (ii) “Information Regarding the Company’s Directors and Officers” as it relates to the Company’s executive officers, and (iii) “Section 16(a) Beneficial Ownership Reporting Compliance” as it relates to information concerning Section 16(a) beneficial ownership reporting compliance, in the Company’s definitive proxy statement (“Proxy Statement”), to be filed in connection with the Company’s 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

Item 11.  Executive Compensation.

Incorporated by reference to the section of the Proxy Statement entitled “Information Regarding the Company’s Directors and Officers — Employee Compensation.”

Item 12.Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

Incorporated by reference to the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the section of the Proxy Statement entitled “Related Party Transactions.”

Item 14.Principal Accountant Fees and Services.

Incorporated by reference to the section of the Proxy Statement entitled “Information Regarding Auditors – Audit Fees.”

PART IV

Item 15.Exhibits.

(a)Exhibits

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

3.5	Amendment to Bylaws, dated January 30, 2009, incorporated by reference to Exhibit 3.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009
3.6
Amended and Restated Certificate of Designation of the Company dated December 1, 2009, incorporated by reference to Exhibit 3.1 to the Report on Form 8-K filed with the Securities Exchange Commission on December 7, 2009

4.1	Reference is made to Exhibit 3.6
4.2
Rights Agreement by and between the Company and Continental Stock Transfer & Trust Company dated December 1, 2009, incorporated by reference to Exhibit 4.1 to the Report on Form 8-K filed with the Securities Exchange Commission on December 7, 2009

10.1
Form of Indemnification Agreement between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.03 to the Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998

10.2
Amended and Restated Management Agreement, dated April 23, 1998, between the Company and JetFleet Management Corp., incorporated by reference to Exhibit 10.5 to the Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 10, 2000

10.3
Aircraft Sale and Purchase Agreement with Denim Air Lease & Finance B.V. incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2005

10.4	Aircraft Sale and Purchase Agreement with VLM Airlines, N.V. incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2005
10.5
Securities Purchase Agreement between Satellite Fund II, LP, Satellite Fund IV, LP, The Apogee Group LLC, and Satellite Fund V, LLC (collectively the "Subordinated Lenders") and the Company, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007

10.6	Form of Warrant issued to the Subordinated Lenders incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007
10.7
Investors Rights Agreement between the Company and the Subordinated Lenders incorporated by reference to Exhibit 10.3 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007

10.8
Second Amended and Restated Credit Agreement between the Company, National City Bank, as agent, and National City Bank, California Bank & Trust, Bridge Bank, National Association, and First Bank dba First Bank & Trust, as lenders, dated April 17, 2007, incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007

10.9
Amendment to Securities Purchase Agreement between the Subordinated Lenders and the Company, incorporated by reference to Exhibit 99 to the Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2008

10.10
Second Amendment to Securities Purchase Agreement between the Subordinated Lenders and the Company, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2008

10.11
Form of Amended and Restated Warrant issued to the Subordinated Lenders incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2008

31.1	Certification of Neal D. Crispin, Chief Executive Officer of AeroCentury Corp., dated March 15, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Toni M. Perazzo, Chief Financial Officer of AeroCentury Corp., dated March 15, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Neal D. Crispin, Chief Executive Officer of AeroCentury Corp., dated March 15, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Toni M. Perazzo, Chief Financial Officer of AeroCentury Corp., dated March 15, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROCENTURY CORP.
By/s/ Toni M. Perazzo
Toni M. Perazzo
Senior Vice President-Finance and
Chief Financial Officer

DateMarch 15, 2010

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2010.

Signature	Title	Dated

/s/ Neal D. Crispin	Director, President and Chairman of the Board of	March 15, 2010
Neal D. Crispin	Directors of the Registrant (Principal Executive Officer)

/s/ Toni M. Perazzo	Director, Senior Vice President-Finance and Secretary of the	March 15, 2010
Toni M. Perazzo	Registrant (Principal Financial and Accounting Officer)

/s/ Roy E. Hahn	Director	March 15, 2010
Roy E. Hahn

/s/ Thomas W. Orr	Director	March 15, 2010
Thomas W. Orr

/s/ Evan M. Wallach	Director	March 15, 2010
Evan M. Wallach