Form 10-Q
period 2010-03-31
AEROCENTURY CORP
filed 2010-05-14
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(650) 340-1888
(Registrant’s Telephone Number Including Area Code)

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 14, 2010 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, issued, of which 63,300 are held as Treasury Stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Part I, Item 1, “Financial Statements,” the Company’s statements regarding the expected return of two Fokker 50 aircraft from the lessee in May 2010; and the delivery of Saab 340A aircraft to a lessee in the second quarter; (ii) Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements regarding its belief that it will remain in compliance with the covenants of its New Credit Facility; that two Fokker 50 aircraft will be returned by the lessee in May 2010; that the Company will have adequate cash flow to fund operational needs and payments required under its credit facility and the Subordinated Notes and that this belief is based on reasonable assumptions;  (iii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements that the Company may experience lower on-lease utilization rates; that the Company’s portfolio growth may be slower in the near future; that the security deposits held with respect to two Fokker 50 aircraft will adequately cover the costs of return condition compliance work; that if certain aircraft remain off lease for an extended time, the Company may not have sufficient cash flow to meet operational needs or maintain compliance with debt covenants; and that the higher margin under the New Credit Facility will not have a significant impact on the Company’s results; and (iv) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” that the availability under the New Credit Facility will be sufficient to fund projected acquisitions through 2011; that the Company will have sufficient funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term; that the Company has the industry experience and technical resources necessary to effectively manage new aircraft types and engines; that there are effective mitigating factors against undue compensation-incented risk-taking by JMC; and that the costs of complying with environmental regulations will not have a material adverse effect on the Company. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the impact of the current economic downturn on the Company’s customer base of regional air carriers; the continued availability of financing for acquisitions; the compliance of the Company's lessees with obligations under their respective leases; risks related to use of debt financing for acquisitions; the Company’s success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

 Item 1. Financial Statements.

AeroCentury Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2010	2009

Assets:
Cash and cash equivalents	$6,022,200	$1,252,500
Accounts receivable, including deferred rent of $81,300 and $131,500 and net of allowance for doubtful accounts of $662,500 and $470,000 at March 31, 2010 and December 31, 2009, respectively	3,255,400	3,165,200
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $41,626,400 and $40,862,500 at March 31, 2010 and December 31, 2009, respectively	123,321,500	127,203,700
Prepaid expenses and other	906,400	557,800

Total assets	$133,505,500	$132,179,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$704,400	$624,600
Notes payable and accrued interest	60,658,400	62,581,700
Maintenance reserves and accrued maintenance costs	8,886,100	9,912,700
Security deposits	6,930,700	5,565,900
Unearned income	1,007,800	1,009,000
Deferred income taxes	12,925,700	11,987,700
Taxes payable	4,300	5,100

Total liabilities	91,117,400	91,686,700

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	28,110,500	26,214,900
	42,892,200	40,996,600
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	42,388,100	40,492,500

Total liabilities and stockholders’ equity	$133,505,500	$132,179,200

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Revenues and other income:

Operating lease revenue	$6,720,200	$6,469,200
Maintenance reserves revenue, net	1,478,000	1,568,400
Recovery of bad debt	208,000	-
Other income	439,600	6,200

	8,845,800	8,043,800
Expenses:

Depreciation	1,836,200	1,907,800
Maintenance costs	1,811,500	1,505,300
Interest	1,057,000	1,409,700
Management fees	933,500	927,300
Professional fees, general and administrative and other	180,300	254,300
Insurance	113,500	96,200
Other taxes	22,500	56,700

	5,954,500	6,157,300

Income before income tax provision	2,891,300	1,886,500

Income tax provision	995,700	648,300

Net income	$1,895,600	$1,238,200

Earnings per share:
Basic	$1.23	$0.80
Diluted	$1.20	$0.80
Weighted average shares used in earnings per share computations:
Basic	1,543,257	1,543,257
Diluted	1,581,224	1,543,257

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Net cash provided by operating activities	$4,554,900	$4,140,800

Investing activities:
Proceeds from insurance	2,380,700	-
Acquisition costs and equipment additions to aircraft	(212,400)	-
Net cash provided by investing activities	2,168,300	-

Financing activities:
Repayments of the Credit Facility and special purpose financing	(500,000)	(4,344,000)
Repayments of the Subordinated Notes	(1,453,500)	-
Net cash used by financing activities	(1,953,500)	(4,344,000)

Net increase/(decrease) in cash and cash equivalents	4,769,700	(203,200)

Cash and cash equivalents, beginning of period	1,252,500	2,169,700

Cash and cash equivalents, end of period	$6,022,200	$1,966,500

During the three months ended March 31, 2010 and 2009, the Company paid interest totaling $945,500 and $1,200,800, respectively.

During the three months ended March 31, 2010 and 2009, the Company paid income taxes totaling $5,500 and $400, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010

1.Organization and Summary of Significant Accounting Policies

    (a) The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, acquires used regional aircraft for lease to foreign and domestic regional carriers.  Financial information for AeroCentury Corp. and its wholly-owned subsidiary, AeroCentury Investments VI LLC (“AeroCentury VI LLC” and, together with AeroCentury Corp., the “Company”), which was dissolved in September 2009, is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

The most significant estimates with regard to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, the estimated fair value of financial instruments, the amount and timing of cash flow associated with each aircraft that are used to evaluate whether assets are impaired, accrued maintenance costs, accounting for income taxes, and the amounts recorded as allowances for doubtful accounts.

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

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010

1.Organization and Summary of Significant Accounting Policies (continued)

    (c)Fair Value of Financial Instruments and Accounting for Derivative Instrument (continued)

Borrowings under the Company’s revolving credit facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rates of its various debt agreements approximate current market rates for such indebtedness at the balance sheet date.  The Company believes the carrying amount of its floating and fixed rate debt at the balance sheet date approximated their fair values, which were estimated by calculation of the present value of future repayment obligations using estimates of borrowing rates that would be available to the Company for such instruments.  As discussed in Note 4, the fair value of the Company’s interest rate swap derivative instrument was determined by reference to banker quotations.  The Swap expired on December 31, 2009 and, therefore, had no value on or after such date.

     (d)Reclassifications

Certain of the prior period financial statement amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on previously reported net income or cash flows.

2.Aircraft and Aircraft Engines Held for Lease

At March 31, 2010 and December 31, 2009, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following:

	March 31, 2010		December 31, 2009
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value

Fokker 100	7	32%	7	32%
deHavilland DHC-8-300	8	25%	8	24%
Fokker 50	14	20%	14	20%
General Electric CF34-8E engine	3	8%	3	8%
Saab 340B	6	7%	6	7%
deHavilland DHC-8-100	2	4%	3	6%
Saab 340A	2	3%	2	2%
deHavilland DHC-6	3	1%	3	1%

During the three months ended March 31, 2010 and 2009, the Company did not purchase any aircraft.   During the 2010 period, the Company paid $212,400 for equipment that will be installed on several aircraft and for acquisition costs related to aircraft engines purchased in the fourth quarter of 2009.

In January 2010, one of the Company’s DHC-8-100 aircraft sustained significant damage. The insurer deemed the aircraft a total loss and, in March and April 2010, the Company received insurance proceeds, which resulted in a net gain of $331,000.  The Company also recorded a gain of $85,000 on the sale of parts from an engine that was replaced on another of the Company’s DHC-8-100 aircraft.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010

2.Aircraft and Aircraft Engines Held for Lease (continued)

At March 31, 2010, the Company’s two Saab 340A aircraft, two of its Fokker 50 aircraft, and its three CF34-8E engines, two of which were returned at lease end in March 2010, were off lease. As discussed in Note 7, the return of  two of the Company’s other Fokker 50 aircraft, for which the Company agreed to cease lease payments in December 2009 and March 2010, respectively, is expected to occur in May 2010, after all return conditions are satisfied.

In March 2010, the Company and a regional carrier in Argentina signed a term sheet for the lease of the Company’s two Saab 340A aircraft, which the Company expects to deliver during the second quarter of 2010.

In February 2010, the lessee of two Fokker 50 aircraft, the leases for which were to expire on March 1, 2010, declared bankruptcy, and the Company took possession of the aircraft.  The Company held cash security deposits and a letter of credit for the two aircraft, as well as refundable maintenance reserves, which have been reclassified to security deposits and which may be used to fulfill return conditions.  The Company has drawn the full amount available under the letter of credit.  The aircraft are undergoing maintenance to prepare them for re-lease.

In March 2010, a Fokker 50 was delivered to the lessee pursuant to a three-year lease signed in December 2009.

3.Maintenance and Accrued Costs

Maintenance costs under the Company’s triple net operating leases are generally the responsibility of the lessees.  Most of the Company’s leases require payment of “maintenance reserves” (based upon usage) that are intended to accumulate funds that are expected to cover most or all of the cost of the lessees’ performance of certain maintenance obligations under the leases.  Some of these payments for maintenance reserves are refundable, and some are non-refundable.

Refundable maintenance reserves received by the Company are accounted for as a liability, which is reduced when maintenance work is performed during the lease. Maintenance reserves that are refundable to the lessee are refunded after all return conditions specified in the lease and, in some cases, any other payments due under the lease, are satisfied.  Any refundable reserves retained by the Company to satisfy return conditions are recorded as income when the return conditions are satisfied.

Non-refundable maintenance reserves billed to lessees are recorded monthly as maintenance reserves income (assuming collections are reasonably assured or cash is received) based on the lessee’s reported asset usage during the applicable month.

The Company uses the direct expensing method to account for maintenance costs that are either incurred by the Company directly (usually associated with off-lease aircraft) or which are paid pursuant to non-refundable maintenance reserve provisions of its leases.  Maintenance costs associated with non-refundable reserves are expensed in the condensed consolidated statement of operations in the period in which sufficient information is received from the lessee to estimate maintenance costs, or when a reimbursement claim is made by the lessee for incurred maintenance where no earlier estimate was possible.  Maintenance costs incurred by the Company are expensed as maintenance is performed.

The timing difference between recording maintenance reserves income as usage occurs and recording maintenance expense as maintenance is performed can have material effects on the volatility of reported earnings.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010

3.Maintenance and Accrued Costs (continued)

The accompanying condensed consolidated balance sheets reflect liabilities for maintenance reserves, as well as accrued maintenance costs, which include refundable maintenance payments received from lessees based on usage.  At March 31, 2010 and December 31, 2009, the Company’s maintenance reserves and accruals consisted of the following:

	March 31, 2010	December 31, 2009

Refundable maintenance reserves	$5,688,600	$7,479,000
Accrued maintenance costs	3,197,500	2,433,700
	$8,886,100	$9,912,700

Additions to and deductions from the Company’s accrued maintenance costs during the three months ended March 31, 2010 and 2009 for aircraft maintenance were as follows:

	For the Three Months Ended March 31,
	2010	2009

Balance, beginning of period	$2,433,700	$2,444,100

Additions:
Charged to expense	1,920,000	1,556,000
Reversals of previously accrued maintenance costs	(108,500)	(50,700)
Total maintenance expense	1,811,500	1,505,300
Other	48,700	-
Total additions	1,860,200	1,505,300

Deductions -
Payments	1,096,400	1,578,800

Net increase/(decrease) in accrued maintenance costs	763,800	(73,500)

Balance, end of period	$3,197,500	$2,370,600

4.Notes Payable and Accrued Interest

At March 31, 2010 and December 31, 2009, the Company’s notes payable and accrued interest consisted of the following:

	March 31, 2010	December 31, 2009

Credit Facility principal	$53,000,000	$53,500,000
Credit Facility accrued interest	5,400	40,000
Subordinated Notes principal	8,008,500	9,462,000
Subordinated Notes discount	(355,500)	(485,800)
Swap valuation and accrued interest	-	65,500
	$60,658,400	$62,581,700

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010

4.Notes Payable and Accrued Interest (continued)

     (a)Credit Facility

The Company’s $80 million credit facility (the “Credit Facility”), which was collateralized by all of the assets of AeroCentury Corp., was to expire on March 31, 2010, but was extended, pursuant to amendments of March 30, 2010 and April 15, 2010, to April 30, 2010.  As discussed in Note 7, on April 28, 2010, the Credit Facility was replaced with a new two-year $75 million credit facility (the “New Credit Facility”).  The Company also received a $15 million commitment from another participant bank. The increase is subject to the other participants' approval and final documentation.

During the quarter ended March 31, 2010, the Company borrowed $0 and repaid $500,000 of the outstanding principal under the Credit Facility.  As of March 31, 2010, and December 31, 2009, the Company was in compliance with all covenants under the Credit Facility agreement.  The borrowing capacity remaining under the Credit Facility was $27,000,000 as of March 31, 2010 and $26,500,000 as of December 31, 2009.  The weighted average interest rate on the Credit Facility at March 31, 2010 and December 31, 2009 was 3.75% and 3.06%, respectively.

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

The Swap expired on December 31, 2009 and, therefore, had no value on or after that date.  Gains and losses on the Swap were recorded as a component of interest expense.  The Company recorded a gain on the Swap of $138,300 for the quarter ended March 31, 2009.  The Company also recognized additional interest expense on the net settlement of the Swap of $179,400 in the quarter ended March 31, 2009.

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

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010

4.Notes Payable and Accrued Interest (continued)

    (b)Derivative instrument (continued)

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

Fair Value of Debt Instruments Not Designated as a Hedging Activity

Liability derivative
		March 31, 2010	December 31, 2009
Interest rate contract (Swap)	Notes payable	$-	$-

Effect of Derivative Instrument on Condensed Consolidated Statements of Operations

		Amount of (gain)/loss recognized
		For the Three Months Ended March 31,
		2010	2009
Interest rate contract (Swap)	Interest expense	$-	$(138,300)

    (c)Senior unsecured subordinated debt

As of March 31, 2010, the carrying amount of the Subordinated Notes was approximately $7,653,000 (outstanding principal amount of $8,008,500 less unamortized debt discount of approximately $355,500) and accrued interest payable was $0.  As of December 31, 2009, the carrying amount of the Subordinated Notes was approximately $8,976,200 (outstanding principal amount of $9,462,000 less unamortized debt discount of approximately $485,800) and accrued interest payable was $0.  As of March 31, 2010 and December 31, 2009, the Company was in compliance with all covenants under the securities purchase agreement that governs its subordinated debt (the “Subordinated Notes”).

5.Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
	2010	2009

Net income	$1,895,600	$1,238,200

Weighted average shares outstanding for the period	1,543,257	1,543,257
Dilutive effect of warrants	37,967	-
Weighted average diluted shares outstanding	1,581,224	1,543,257

Basic earnings per share	$1.23	$0.80
Diluted earnings per share	$1.20	$0.80

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010

5.Computation of Earnings Per Share (continued)

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

6.   Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the Management Agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $933,500 and $927,300 during the quarters ended March 31, 2010 and 2009, respectively. The Company paid no acquisition or remarketing fees to JMC during the same periods.

7.Subsequent Events

In May 2010, the Company extended the leases for two of its DHC-8-300 aircraft for 30 months and 54 months, respectively.

In April 2010, the Company repaid $3,000,000 of the outstanding principal under the Credit Facility.

On April 15, the Company amended the Credit Facility to extend the maturity date of the loan made under the Credit Facility from April 15, 2010 to April 30, 2010.

On April 28, 2010, the Company entered into a loan agreement (the “Loan Agreement”) and executed certain other documents for its New Credit Facility.  The Company used its initial draw of $50 million under the New Credit Facility to pay off the outstanding balance of $50 million due under the Credit Facility at that time.  The New Credit Facility has a two-year term and is collateralized by all of the assets of the Company, including its aircraft portfolio. The maximum aggregate amount of borrowings committed by the lenders under the New Credit Facility is $75 million, which may be increased in minimum increments of $5 million up to $110 million upon the request of the Company and the approval of the lenders. The Company also received a $15 million commitment from another participant bank. The increase is subject to the other participants' approval and final documentation.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2009, and the unaudited financial statements and the related notes that appear elsewhere in this report.

Results of Operations - quarter ended March 31, 2010 compared to the quarter ended March 31, 2009

The Company’s net income increased by $657,400 in the quarter ended March 31, 2010 compared to the same period in 2009, due primarily to increased other income, decreased interest expense and decreased bad debt expense, the aggregate effect of which was partially offset by decreased maintenance reserves income and increased maintenance expense.

Operating lease revenue increased by $251,000 in the quarter ended March 31, 2010, compared to the same period in 2009, primarily because of operating lease revenue from aircraft engines purchased during 2009, the effect of which was partially offset by a decrease in revenue related to aircraft that were off lease for all or part of the 2010 quarter.  In the 2010 quarter, the Company also recorded a $226,000 reduction in operating lease revenue due to uncertainty about the collectibility of the related receivables.

Revenue from maintenance reserves decreased by $90,400 in the quarter ended March 31, 2010 compared to the same period in 2009.  Although the Company recorded more maintenance reserves revenue because of higher average usage by some lessees in the 2010 quarter, the Company also recorded a $413,500 reduction in maintenance reserves revenue due to uncertainty about the collectibility of the related receivables.

In the quarter ended March 31, 2010, the Company recorded $208,000 for the recovery of a bad debt related to amounts due from a lessee in 2009, which were received in 2010.

Other income increased by $433,400 in the quarter ended March 31, 2010, compared to the same period in 2009, primarily because the 2010 period included a net gain on insurance proceeds that the Company received for one of its DHC-8-100 aircraft that had sustained significant damage in January 2010, as well as the sale of an engine that was replaced on another of the Company’s DHC-8-100 aircraft.   In the quarter ended March 31, 2010, the Company recorded a reduction of $23,000 in other income related to a revenue reserve due to uncertainty about the collectibility of the related receivable.

Interest expense decreased by $352,700 in the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009, primarily as a result of a lower average Subordinated Notes balance and the resulting reduction in interest payments and lower discount amortization.

The Company recognized $306,200 more in maintenance expense in the quarter ended March 31, 2010 than in the same period of 2009.  The increase was due to increases in expense for off-lease aircraft and maintenance performed by lessees using non-refundable reserves. During the quarters ended March 31, 2010 and 2009, $1,015,600 and $783,100, respectively, of the Company’s maintenance expense was funded by non-refundable maintenance reserves that had been recorded as income when accrued.

Professional fees and general and administrative expense decreased by $72,700 in the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009, primarily as a result of lower accounting and legal fees.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt borrowings and excess cash flows.

    (a)Credit Facility and New Credit Facility

During the quarter ended March 31, 2010, the Company borrowed $0 and repaid $500,000 of the outstanding principal under the Credit Facility.  In April 2010, the Company repaid $3,000,000 of the outstanding principal under the Credit Facility.  As of March 31, 2010, and December 31, 2009, the Company was in compliance with all covenants under the Credit Facility agreement.

On April 30, 2010, the Credit Facility expired after two short term-extensions, and the Company entered into the New Credit Facility.  The Company used its initial borrowing under the New Credit Facility, which has a two-year term, to pay off the outstanding balance of $50,000,000 due under the Credit Facility at that time.  As with the Credit Facility, the New Credit Facility is secured by all of the assets of the Company, including its aircraft portfolio.

As of May 14, 2010, the Company has an outstanding balance of $50,000,000 under the New Credit Facility. The Company is currently in compliance with all covenants of its New Credit Facility, and based on its current projections, the Company believes it will continue to be in compliance with those covenants, but there can be no assurance of such compliance in the future.

The Company's interest expense in connection with the New Credit Facility will generally increase and decrease with prevailing interest rates.   The Company has the ability to enter into interest rate swaps to economically hedge against interest rate increases in its floating rate debt under the New Credit Facility and has done so in the past with respect to debt owed under the Credit Facility.  (See Note 4 to the Company’s financial statements and paragraph (b) below).

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

The Swap expired on December 31, 2009 and, therefore, had no value on or after that date.  Gains and losses on the Swap were recorded as a component of interest expense.  The Company recorded a gain on the Swap of $138,300 for the quarter ended Mach 31, 2009.  The Company also recognized additional interest expense on the net settlement of the Swap of $179,400 in the quarter ended March 31, 2009.

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

    (c)Senior unsecured subordinated debt

As of March 31, 2010, the carrying amount of the Subordinated Notes was approximately $7,653,000 (outstanding principal amount of $8,008,500 less unamortized debt discount of approximately $355,500) and accrued interest payable was $0.  As of December 31, 2009, the carrying amount of the Subordinated Notes was approximately $8,976,200 (outstanding principal amount of $9,462,000 less unamortized debt discount of approximately $485,800) and accrued interest payable was $0.  The Company was in compliance with all covenants under the agreement to which the Subordinated Notes were first issued (“Subordinated Notes Agreement”) as of March 31, 2010 and December 31, 2009 and is currently in compliance.

    (d)Cash flow

The Company's primary sources of cash are aircraft lease rent and maintenance reserves billed monthly to lessees based on aircraft usage.  Maintenance reserves collected by the Company are not required by the leases to be segregated and are included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

The Company is currently not receiving lease revenue for its off-lease assets, comprised of two Fokker 50 aircraft, two Saab 340A aircraft and three General Electric CF34-8E5 engines. In addition, the Company is not receiving lease revenue for two additional Fokker 50 aircraft for which the Company agreed to cease lease payments in December 2009 and March 2010, respectively.  The return of these two aircraft is expected to occur in May 2010, after all return conditions are satisfied.  The Company has incurred significant maintenance expense in order to prepare the Saab 340A aircraft for re-lease.  Thirteen of the Company’s leases expire during the remainder of 2010.

The Company’s primary uses of cash are for servicing principal and interest payments due under the Company’s debt obligations, maintenance expense, management fees, professional fees, and insurance. Debt repayment obligations increased in April 2009, when the Subordinated Notes debt repayment schedule began to require principal amortization in addition to interest.  The amount of interest paid by the Company is dependent on the outstanding balances of its credit facility and Subordinated Notes debt. Although the Subordinated Notes bear a fixed interest rate, the amount of interest owed under the Credit Facility and New Credit Facility were and will continue to be dependent on changes in prevailing interest rates, since both facilities carry a floating interest rate.  The amount and timing of the Company’s maintenance payments are dependent on the aggregate amount of the maintenance claims submitted by lessees for reimbursement from reserves and expenses incurred in connection with preparation of off-lease aircraft for re-lease to new customers.

As of March 31, 2010, the Company had no material commitments for capital expenditures.  Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under the New Credit Facility and Subordinated Notes, based upon its estimates of future revenues and expenditures, which include assumptions regarding (i) rents on assets to be re-leased, (ii) timely use of proceeds of unused debt capacity toward additional acquisitions of income producing assets, (iii) required debt payments, (iv) interest rates, and (v) the cost and anticipated timing of maintenance to be performed.

Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  Among the more significant factors outside the Company’s control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company’s profitability and causes the Company to violate covenants of the Loan Agreement or the Subordinated Notes Agreement, which may in turn require repayment of some or all of the amounts outstanding under the New Credit Facility or the Subordinated Notes, (ii) lessee non-performance or non-compliance with lease obligations which may affect the New Credit Facility collateral limitations and Subordinated Notes covenants, as well as revenue and expenses, (iii) inability to locate and acquire a sufficient volume of additional aircraft assets at prices that will produce acceptable net returns, (iv) lessee performance of maintenance earlier than anticipated, and (v) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rental rates for the asset.

       (i)Operating activities

The Company’s cash flow from operations increased by $414,100 from the quarter ended March 31, 2009 to the same period in 2010. As discussed below, the change in cash flow was primarily a result of an increase in payments received for rent and security deposits and a decrease in expenditures for interest, the effects of which were partially offset by a decrease in payments received for maintenance reserves.

Lease rents, maintenance reserves and security deposits

Payments received from lessees for rent increased by $47,000 in the quarter ended March 31, 2010 compared to the same period in 2009.  The Company collected additional rent as a result of aircraft engines purchased and leased during the second half of 2009.  However, the effect of this increase was partially offset by a decrease in revenue related to aircraft that were off lease in the first quarter of 2010, as well as the effect of rent that was deferred for several customers.

Payments received for refundable and non-refundable maintenance reserves are based on usage of the Company’s aircraft.  Such payments were $246,100 lower in the quarter ended March 31, 2010 compared to the same quarter in 2009, primarily as a result of the effect of maintenance reserves payments that were deferred for several aircraft.

The Company received security deposits in the amount of $350,000 during the quarter ended March 31, 2010.  No such deposits were received during the same period of 2009.

Payments for interest

Payments for interest decreased by $255,300 in the quarter ended Mach 31, 2010, compared to the same period in 2009, primarily because of less interest related to the Company’s Subordinated Notes as a result of a lower average balance in the 2010 period.

       (ii)Investing activities

During the quarter ended March 31, 2010, the Company received cash of $2,380,700 from the collection of insurance proceeds for (i) an aircraft that was damaged in January 2010 and (ii) an engine that was damaged in 2009.  During the quarter ended March 31, 2010, the Company used cash of $212,400 for equipment that will be installed on several aircraft and for acquisition costs related to aircraft engines purchased in the fourth quarter of 2009.  There were no investing activities in the same quarter of 2009.

       (iii)Financing activities

The Company made no borrowings during the quarters ended March 31, 2010 and 2009.  During the same periods, the Company repaid $1,953,500 and $4,344,000, respectively, of its outstanding debt.  Such payments were funded by excess cash flow.

Outlook

    (a)  General

The ongoing global economic downturn has resulted in a significant reduction in airline passenger volume and in reaction to that, a reduction in the number of aircraft needed for operation by large and small carriers in nearly all geographic areas.  This capacity reduction has created a challenging environment for the Company in three respects:

•The reduction in the demand for aircraft has increased the possibility that the Company’s current lessees will choose to return leased aircraft at lease expiration rather than renew the existing leases, notwithstanding that returning aircraft under the lease terms may be very expensive for the lessee in order to satisfy return conditions. In 2010, leases for thirteen of the Company’s aircraft expire.  As such, the Company’s primary focus is extending current leases and remarketing aircraft that are returned.  Due to decreased aircraft capacity, it is likely that the Company will experience lower on-lease utilization rates and that the Company will experience longer lead times for remarketing of returned aircraft.

•The downturn also creates fewer opportunities for acquisitions for the Company.  The Company’s customers are generally carriers needing additional aircraft to expand their route systems or increase frequencies.  In the current environment of reduced demand for air travel and consequently reduced capacity by carriers, there is likely to be a significant decrease in the pool of such customers requiring aircraft.  Therefore, it is likely that the Company’s portfolio growth will be slower in the near future than it has been in recent years, as fewer carriers seek to expand their fleets with aircraft.

•Finally, the global economic situation also increases the possibility of an unanticipated lessee default due to such lessee’s business failure, particularly among the less-established carriers in the Company’s customer base.  This could result not only in the unscheduled return of an aircraft to the Company for remarketing, but also an unanticipated expense related to defaults by the lessee in its maintenance and return condition obligations.

In February 2010, the lessee of two of the Company’s Fokker 50 aircraft, the leases for which were to expire on March 1, 2010, declared bankruptcy, and the Company took possession of the aircraft.  The Company held cash security deposits and a letter of credit for the two aircraft, as well as refundable maintenance reserves, which have been reclassified to security deposits and which may be used to fulfill return conditions.  The Company has drawn the full amount available under the letter of credit and recorded the cash receipt as a security deposit.  The aircraft are undergoing maintenance to prepare them for re-lease.  The Company anticipates that the amounts held as security deposits will cover the costs of return condition compliance.

The Company has seen indications of a weakening in both the financial condition and operating results of the majority of its customers.  The Company continues to monitor the performance of all of its customers.

In 2009 and early 2010, the Company agreed to defer a portion of the rent and maintenance reserves due from four customers that lease a total of eight of the Company’s aircraft.  The aggregate amount of such deferrals was approximately $4,000,000.  The aggregate balance of the deferrals is currently approximately $2,252,000.  At March 31, 2010, the Company recorded allowances totaling $662,500 against amounts due from two of the Company’s lessees.

    (b)Remarketing Efforts

The Company is seeking lessees for its four off-lease Fokker 50 aircraft and for its three off-lease CF34-8E engines. The Company has a signed term sheet and cash security deposit for its two off-lease Saab 340A aircraft and expects to deliver the aircraft during the second quarter of 2010.

If the aircraft that are currently off lease remain off lease for an extended period of time and the Company is not successful in extending the leases for a majority of the leases expiring in 2010, the Company may not have sufficient cash flow to meet its operational needs or remain in compliance with the terms of the New Credit Facility and Subordinated Notes.

    (c)New Credit Facility

The terms of the Company’s New Credit Facility are substantially the same as those of the Company’s Credit Facility. The Company’s New Credit Facility has a fixed interest rate margin that is higher than the highest variable margin that was applicable to the Company’s Credit Facility, but the Company does not anticipate that the higher margin will have a significant impact on the Company’s results.

Factors that May Affect Future Results

General Economic Conditions and Lowered Demand for Travel. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is in a period of financial difficulty and contraction due to the protracted downturn in the global economy.  Passenger volume has fallen significantly for carriers worldwide, and the loss of revenue has affected many carriers’ financial condition. The ongoing credit crisis has made it difficult or impossible for many regional carriers to find the additional debt financing on which they have traditionally relied.  The confluence of these economic factors increases the likelihood of failures among the Company’s customers.  The spread of the H1N1 flu epidemic, a terrorist attack against aviation, a natural event that interrupts air traffic, such as the recent Iceland volcano eruption, or other like events could exacerbate an already weakened condition and lead to widespread failures in the air carrier industries.  If lessees experience financial difficulties and are unable to meet lease obligations, this will, in turn, negatively affect the Company’s financial performance.

During periods of economic contraction, carriers generally reduce capacity in response to lower passenger loads, and as a result, there is a reduced demand for aircraft and a corresponding decrease in market lease rental rates and aircraft values.  This reduced market value for aircraft could affect the Company’s results if the market value of an asset or assets in the Company’s aircraft portfolio falls below carrying value, and the Company determines that a write-down of the value on the Company’s balance sheet is appropriate. Furthermore, if, as older leases expire, they are replaced by lease renewals or re-leases at decreased lease rates, the lease revenue from the Company’s existing portfolio is likely to decline, with the magnitude of the decline dependent on the length of the downturn and the depth of the decline in market rents.

Economic downturns can affect certain regions of the world more than others.  As the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases aircraft could have a significant adverse impact on the Company.

Several of the Company's customers have experienced financial difficulties arising from a combination of the weakened air carrier market and their own unique financial circumstances and have requested and been granted deferral of certain overdue and/or future rental or reserve payment obligations as disclosed in the section entitled "Outlook (a) General.”  If the current weakened air carrier environment continues, it is possible that the Company may enter into additional deferral agreements. When a customer requests a deferral of lease obligations, the Company evaluates the lessee’s financial plan, the likelihood that the lessee can remain a viable carrier, and whether the deferral will be repaid according to the agreed schedule.  If the Company feels that there is a risk that deferred obligations will not be repaid, the Company does not record the deferred rent and reserve payments and instead records an allowance for doubtful accounts. If the Company makes a judgment that the lessee is likely to meet its deferred obligations, the Company continues to record the deferred rental and reserve payments as revenue in the periods in which they accrue.  It is possible that a lessee that the Company judges to be likely to repay its deferred obligations could experience a worsening financial condition.  In that circumstance, the Company may determine that full repayment of the deferred obligations is no longer likely, in which case the Company would record a bad debt expense or reduction of income.  This could have a material effect on the Company's financial results in the period that such bad debt expense or income reduction is recorded.

Ownership Risks.  The Company’s portfolio is leased under operating leases.  The term of any such lease might be less than the entire anticipated remaining useful life of the leased asset.  The Company’s ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the Company’s ability to profitably re-lease or sell the asset after the expiration of the initial lease term.   Some of the factors that have an impact on the Company’s ability to re-lease or sell the asset include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make the asset’s use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments that cause the asset to become obsolete. If the Company is unable to remarket its aircraft equipment on favorable terms when the operating leases for such equipment expire, the Company’s business, financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in the condition as required under the lease.  Each lease typically obligates a customer to return an aircraft to the Company in a specified condition, which generally requires the aircraft be returned in equal or better condition than at delivery to the lessee.  If the lessee becomes insolvent during the term of its lease and the Company has to repossess the aircraft from the lessee, it is unlikely that the lessee will have the financial ability to meet these return obligations.  Thus, upon repossession, the Company may be required to expend funds in excess of the maintenance reserves collected from the insolvent lessee to return the aircraft to a remarketable condition.

Several of the Company’s leases do not require payment of monthly maintenance reserves.  If a repossession due to lessee default occurs, the Company will not have received payment for the costs of unperformed repair and maintenance under the applicable lease and the Company may incur an unanticipated expense in order to re-lease the aircraft.

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

Availability of Financing. The Company believes that the availability under the New Credit Facility will be sufficient to fund projected acquisitions through the end of 2011.   In the longer term, however, the Company’s continued growth will depend on its ability to obtain capital, either through debt or equity financings. The financial markets have experienced significant setbacks that have made access to capital more costly and difficult. As a result, commercial lending origination has dramatically decreased, and asset-based debt financing is now more difficult to obtain. The Company will continue to seek additional lenders for participation in the New Credit Facility in order to increase the maximum availability and will continue to investigate other sources of debt financing. There is no assurance that the Company will succeed in finding such additional funding, and if such financing is found, it will likely be on terms less favorable than the Company’s current debt financings.

New Credit Facility Obligations. The Company is obligated to make repayments of principal under the New Credit Facility in order to maintain certain debt ratios with respect to its assets in the borrowing base.  Assets that come off lease and remain off-lease for a period of time, as well as assets with past due lease payments may reduce the borrowing base.  The Company believes it will have sufficient cash funds to make any payment that arises due to such borrowing base limitations.   The Company’s belief is based on certain assumptions regarding renewal of existing leases, interest rates, profitability, lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that the Company’s assumptions will prove to be correct.  If the assumptions are incorrect (for example, if an asset in the collateral base unexpectedly is off lease for an extended period of time) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to mitigate the situation, the Company may have to sell a significant portion of its portfolio in order to avoid a default under the New Credit Facility agreement.

Risks of Debt Financing.  The Company’s use of debt as the primary form of acquisition financing subjects the Company to increased risks associated with leveraging.  Indebtedness owed under the New Credit Facility and the Subordinated Notes carries a higher cost of capital relative to equity financing, resulting in relatively higher expense and reduced free cash flow.  Debt financing is secured by the Company’s assets.  In addition to payment obligations, the New Credit Facility and Subordinated Notes also require the Company to comply with certain financial covenants, including a requirement of positive earnings and compliance with interest coverage ratios and required net worth.  Any default under the New Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the existing assets of the Company.  Any such default could also result in a cross default under the Subordinated Notes.

Lessee Credit Risk.  If a customer defaults upon its lease obligations, the Company may be limited in its ability to enforce remedies.  Most of the Company’s lessees are small, regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines.  The Company’s inability to collect payments under a lease or to repossess equipment in the event of a customer default could have a material adverse effect on the Company’s revenue.  Most of the Company’s lessees are foreign and not subject to U.S. bankruptcy laws, although there may be debtor protection similar to U.S. bankruptcy laws available in some jurisdictions.  If a lessee that is a certified U.S. airline were in default under a lease and sought protection under Chapter 11 of the United States Bankruptcy Code, Section 1110 of the Bankruptcy Code would automatically prevent the Company from exercising any remedies against such lessee for a period of 60 days.  After the 60-day period had passed, the lessee would have to agree to perform the lease obligations and cure any defaults, or the Company would have the right to repossess the equipment.  This procedure under the Bankruptcy Code has been subject to significant litigation, however, and it is possible that the Company’s enforcement rights may be further adversely affected by a declaration of bankruptcy by a defaulting lessee.

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

Concentration of Lessees and Aircraft Type. For the month ended April 30, 2010, the Company’s six largest customers were located in Mexico, Antigua, Norway, Germany, Netherlands Antilles and Sweden and accounted for approximately 17%, 15%, 11%, 11%, 11%, and 10%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

As of April 30, 2010, the Company owned fourteen Fokker 50, eight DHC-8-300 and seven Fokker 100 aircraft, making these three aircraft types the dominant types in the portfolio and representing 20%, 25% and 32%, respectively, of net book value, respectively. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

Leasing Risks.  The Company’s successful negotiation of lease extensions, re-leases and sales is critical to achieving its financial objectives, and involves a number of risks.  Demand for lease or purchase of the assets depends on the economic condition of the airline industry, which is, in turn, sensitive to general economic conditions.  The ability to re-lease equipment at acceptable rates may depend on the demand and market values at the time of remarketing.  The Company acquires used aircraft equipment.  The market for used aircraft equipment has been cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry.  The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of aircraft coming off lease.  Values may also increase for certain aircraft types that become desirable based on market conditions and changing airline capacity.  If the Company were to purchase an aircraft during a period of increasing values, it would in turn need to lease such aircraft at a corresponding higher lease rate to compensate for its higher purchase price.

Risks Related to Regional Air Carriers.  The Company’s continued focus on its customer base of regional air carriers subjects the Company to additional risks.  Some of the lessees in the regional air carrier market are companies that are start-up, low-capital, and/or low-margin operators.  Often, the success of such carriers depends on contractual arrangements with major trunk carriers or franchises from governmental agencies that provide subsidies for operating essential air routes, both of which may be subject to termination or cancellation with short notice periods.  Because of this exposure, the Company typically is able to obtain generally higher lease rates from these types of lessees.  In the event of a business failure or bankruptcy of the lessee, the Company can generally regain possession of its aircraft, but the aircraft could be in substantially worse condition than would be the case if the aircraft were returned in accordance with the lease provisions at lease expiration.

The Company carefully evaluates the credit risk of each customer, and attempts to obtain a third party guaranty, letters of credit or other credit enhancements, if it deems them necessary in addition to customary security deposits.  There is no assurance, however, that such enhancements will be available or that, if obtained, they will fully protect the Company from losses resulting from a lessee default or bankruptcy.  Also, most of the Company’s current and expected growth is outside of the United States, where collection and enforcement are often more difficult and complicated than in the United States.

The Company has seen indications of a weakening in both the financial condition and operating results of the majority of its customers.  The Company is closely monitoring the performance of all of its lessees.  If any of the Company's current or future lessees becomes unable to meet their lease obligations, the Company's future results could be materially and adversely impacted.

Interest Rate Risk.  The New Credit Facility carries a floating interest rate based upon short-term interest rate indices. Lease rates typically, but not always, move over time with interest rates, but market demand and numerous other asset-specific factors also affect lease rates. Because the Company’s typical lease rates are fixed at the origination of leases, interest rate changes during the term of a lease have no effect on existing lease payments.  Therefore, if interest rates rise significantly and there is relatively little lease origination by the Company following such rate increases, the Company could experience decreased net income as additional interest expense outpaces revenue growth.  Further, even if significant lease origination occurs following such rate increases, other contemporaneous aircraft market forces may result in lower or flat rental rates, and the Company could also experience decreased net income.

International Risks.  The Company leases assets primarily in overseas markets.  Leases with foreign lessees, however, may present different risks than those with domestic lessees.

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

The Management Agreement may be terminated if JMC defaults on its obligations to the Company.  However, the agreement provides for liquidated damages in the event of its wrongful termination by the Company.  All of the officers of JMC are also officers of the Company, and certain directors of the Company are also directors of JMC.  In addition, certain persons serving as officers of both the Company and JMC hold significant ownership positions in both the Company and JHC, the holding company for JMC.  Consequently, the directors and officers of JMC may have a conflict of interest in the event of a dispute between the Company and JMC.  Although the Company has taken steps to prevent conflicts of interest arising from such dual roles, such conflicts may still occur.

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

Management Fee Structure. All decisions regarding acquisitions and disposal of aircraft from the Company’s portfolio are made by JMC.  JMC is paid a management fee based on the net asset value of the Company’s portfolio.  It also receives a one-time asset acquisition fee upon purchase of an aircraft by the Company, and a one-time sale fee upon disposal of an aircraft.  Optimization of the results of the Company depends on timing of the acquisition, lease yield on the acquired assets, and re-lease or sale of its portfolio assets.  Under the current management fee structure, a larger volume of acquisitions generates acquisition fees and also increases the periodic management fee by increasing the size of the aircraft portfolio.  Since the Company’s current business strategy involves continued growth of its portfolio and a “buy and hold” strategy, a compensation structure that results in greater compensation with an increased portfolio size is not inherently inconsistent with that strategy.  The compensation structure does, nonetheless, create a situation where a decision by JMC for the Company to forego an asset transaction deemed to be an unacceptable business risk due to the lessee or the aircraft type is in conflict with JMC's own pecuniary interest.  As a result, the compensation structure could act to incent greater risk-taking by JMC in asset acquisition decision-making.  All acquisition decisions by JMC on behalf of the Company, however, currently require New Credit Facility lender approval of the asset acquired and the lessee in order to be included in the New Credit Facility borrowing base, and the Company has established objective target guidelines for yields on acquired assets.  Further, any acquisition that involves a new asset type must be approved by the Board of the Company, including the outside independent directors.  While the Company currently believes the foregoing are effective mitigating factors against undue compensation-incented risk-taking by JMC, there is no assurance that such mechanisms can entirely and effectively eliminate such risk.

Government Regulation.  There are a number of areas in which government regulation may result in costs to the Company.  These include aircraft registration, safety requirements, required equipment modifications and aircraft noise requirements.  Although it is contemplated that the burden and cost of complying with such requirements will fall primarily upon lessees of equipment, there can be no assurance that the cost will not fall on the Company.  Furthermore, future government regulations could cause the value of any non-complying equipment owned by the Company to decline substantially.

Competition.  The aircraft leasing industry is highly competitive.  The Company competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources.  Nevertheless, the Company believes that it is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.  This market segment, which is characterized by transaction sizes of less than $10 million and in many cases privately-held lessees without well-established third party credit ratings, is not well served by the Company’s larger competitors.  JMC has developed a reputation as a global participant in this segment of the market, and the Company believes that JMC’s reputation benefits the Company.  There is, however, no assurance that competition from larger aircraft leasing companies will not increase significantly or that JMC’s reputation will continue to be strong in this market segment.

Casualties, Insurance Coverage.  The Company, as owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets.  As a triple-net lessor, the Company is generally protected against such claims, since the lessee would be responsible for, insure against and indemnify the Company for such claims.  Although some protection may be provided by the United States Aviation Act with respect to the Company’s aircraft assets, it is unclear to what extent such statutory protection would be available to the Company with respect to most of the Company’s aircraft, which are operated in foreign countries where such provisions of the United States Aviation Act may not apply.   Also, although the Company’s leases generally require a lessee to insure against likely risks, there may be certain cases where the loss is not entirely covered by the lessee or its insurance.  The possibility of such an event is remote, but any such an uninsured loss with respect to the equipment or insured loss for which insurance proceeds are inadequate, might result in a loss of invested capital in and any profits anticipated from, such equipment, as well as a potential claim directly against the Company.

Compliance With Future Environmental Regulations.  Compliance with future environmental regulations may harm the Company’s business. Many aspects of aircraft operations are subject to increasingly stringent environmental regulations, and growing concerns about climate change may result in the imposition by the U.S and foreign governments of additional regulation of carbon emissions, aimed at either requiring adoption of technology to reduce the amount of carbon emissions or putting in place a fee or tax system on carbon emitters.  It is likely that any such regulation will be directed at the Company’s customers, as operators of aircraft, or at the Company, as owners of aircraft.  Under the Company’s triple-net arrangements, the Company would likely shift responsibility for compliance to its lessees, but there might be some costs of regulation that the Company could not shift and would itself have to bear. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on the Company’s financial position, results of operations, or cash flows, no assurance can be given that the costs of complying with environmental regulations adopted in the future will not have such an effect.

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

Item 4T.Controls and Procedures.

CEO and CFO Certifications. Attached as exhibits to this Quarterly Report on Form 10-Q (the “Report”) are certifications of the Company’s Chief Executive Officer (the “CEO”) and the Company’s Chief Financial Officer (the “CFO”), which are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Report includes information concerning the evaluation of disclosure controls and procedures referred to in the Section 302 Certifications and this should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting.  No change in Internal Control occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

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

AEROCENTURY CORP.

Date: May 14, 2010	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Sr. Vice President -Finance and Chief Financial Officer