Form 10-Q
period 2010-06-30
AEROCENTURY CORP
filed 2010-08-12
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 12, 2010 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, issued, of which 63,300 are held as Treasury Stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Part I, Item 1, “Financial Statements,” the Company’s statements regarding its belief that security deposits held by the Company will be sufficient to cover the costs of return condition compliance for two Fokker 50 aircraft; (ii) Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements that it will remain in compliance with the covenants of its New Credit Facility; that the higher variable margin on its New Credit Facility debt will not have an significant impact on the Company’s results; that the Company will have adequate cash flow to fund operational needs and payments required under its New Credit Facility and the Subordinated Notes and that this belief is based on reasonable assumptions;  (iii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements that the Company may experience lower on-lease utilization rates and longer lead times for remarketing returned aircraft; that the Company’s portfolio growth may be slower in the near future; that if certain aircraft remain off lease for an extended time, the Company may not have sufficient cash flow to meet operational needs or maintain compliance with debt covenants; and that the higher margin under the New Credit Facility will not have a significant impact on the Company’s results; and (iv) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” that the availability under the New Credit Facility will be sufficient to fund projected acquisitions through 2011; that the Company will have sufficient funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term; that the Company has the industry experience and technical resources necessary to effectively manage new aircraft types and engines; that there are effective mitigating factors against undue compensation-incented risk-taking by JMC; and that the costs of complying with environmental regulations will not have a material adverse effect on the Company. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the impact of the current economic downturn on the Company’s customer base of regional air carriers; the continued availability of financing for acquisitions; the compliance of the Company's lessees with obligations under their respective leases; risks related to use of debt financing for acquisitions; the Company’s success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

 Item 1. Financial Statements.

AeroCentury Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2010	2009

Assets:
Cash and cash equivalents	$3,225,700	$1,252,500
Accounts receivable, including deferred rent of $210,700 and $131,500 and net of allowance for doubtful accounts of $1,299,600 and $470,000 at June 30, 2010 and December 31, 2009, respectively	2,627,500	3,165,200
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $43,448,600 and $40,862,500 at June 30, 2010 and December 31, 2009, respectively	121,765,100	127,203,700
Prepaid expenses and other	2,161,100	557,800

Total assets	$129,779,400	$132,179,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$1,594,600	$629,700
Notes payable and accrued interest	56,341,200	62,581,700
Maintenance reserves and accrued maintenance costs	8,493,900	9,912,700
Security deposits	6,425,800	5,565,900
Unearned income	861,000	1,009,000
Deferred income taxes	13,147,100	11,987,700

Total liabilities	86,863,600	91,686,700

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	28,638,200	26,214,900
	43,419,900	40,996,600
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	42,915,800	40,492,500

Total liabilities and stockholders’ equity	$129,779,400	$132,179,200

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009

Revenues and other income:

Operating lease revenue, net	$12,467,500	$12,910,300	$5,747,300	$6,441,000
Maintenance reserves revenue, net	4,703,000	3,110,800	3,225,100	1,542,500
Recovery of bad debt	208,000	-	-	-
Other income	517,300	264,000	77,700	257,900

	17,895,800	16,285,100	9,050,100	8,241,400
Expenses:
Maintenance costs	5,501,500	3,215,500	3,690,000	1,710,200
Depreciation	3,658,400	3,815,600	1,822,200	1,907,800
Interest	2,196,700	2,791,100	1,139,700	1,381,400
Management fees	1,850,100	1,840,300	916,700	913,000
Professional fees, general and administrative and other	391,700	379,100	211,300	126,200
Bad debt expense	283,800	1,300	283,800	-
Insurance	273,900	199,000	160,400	102,800
Other taxes	45,000	79,600	22,500	22,900

	14,201,100	12,321,500	8,246,600	6,164,300

Income before income tax provision	3,694,700	3,963,600	803,500	2,077,100

Income tax provision	1,271,400	1,357,700	275,800	709,400

Net income	$2,423,300	$2,605,900	$527,700	$1,367,700

Earnings per share:
Basic	$1.57	$1.69	$0.34	$0.89
Diluted	$1.53	$1.69	$0.33	$0.89
Weighted average shares used in earnings per share computations:
Basic	1,543,257	1,543,257	1,543,257	1,543,257
Diluted	1,586,697	1,543,257	1,590,814	1,543,257

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

Net cash provided by operating activities	$6,462,300	$10,445,300

Investing activities:
Proceeds from insurance	2,380,700	-
Equipment additions to aircraft	(322,300)	-
Net cash provided by investing activities	2,058,400	-

Financing activities:
Repayments of the Credit Facility and special purpose financing	(3,500,000)	(7,844,000)
Repayments of the Subordinated Notes	(3,047,500)	(1,260,000)
Net cash used by financing activities	(6,547,500)	(9,104,000)

Net increase in cash and cash equivalents	1,973,200	1,341,300

Cash and cash equivalents, beginning of period	1,252,500	2,169,700

Cash and cash equivalents, end of period	$3,225,700	$3,511,000

During the six months ended June 30, 2010 and 2009, the Company paid interest totaling $2,770,000 and $2,452,900, respectively.

During the six months ended June 30, 2010 the Company paid income taxes totaling $12,200.  During the six months ended June 30, 2009, the Company paid income taxes totaling $900 and received a federal tax refund of $1,625,100.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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
June 30, 2010

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

2.Aircraft and Aircraft Engines Held for Lease

At June 30, 2010 and December 31, 2009, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following:

	June 30, 2010		December 31, 2009
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value

Fokker 100	7	32%	7	32%
deHavilland DHC-8-300	8	25%	8	24%
Fokker 50	14	20%	14	20%
General Electric CF34-8E5 engine	3	8%	3	8%
Saab 340B	6	7%	6	7%
deHavilland DHC-8-100	2	4%	3	6%
Saab 340A	2	3%	2	2%
deHavilland DHC-6	3	1%	3	1%

During the six months ended June 30, 2010 and 2009, the Company did not purchase any aircraft.   During the 2010 period, the Company paid $322,300 for equipment that has been or will be installed on several aircraft.

In January 2010, one of the Company’s DHC-8-100 aircraft sustained significant damage and was declared a total loss. The insurer deemed the aircraft a total loss and, in March and April 2010, the Company received insurance proceeds, which resulted in a net gain of $331,000.  The Company also recorded a gain of $85,000 on the sale of parts from an engine that was replaced on another of the Company’s DHC-8-100 aircraft.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010

2.Aircraft and Aircraft Engines Held for Lease (continued)

At June 30, 2010, the Company’s two Saab 340A aircraft, four of its Fokker 50 aircraft, two of which were returned during the second quarter, and its three CF34-8E5 engines were off lease.  As discussed in Note 7, in July 2010, the Company delivered its two Saab 340A aircraft to a customer in Argentina.  The Company also leased one of its CF34-8E5 engines in July 2010.

In May 2010, the Company extended the leases for two of its DHC-8-300 aircraft for 30 months and 54 months, respectively.

In February 2010, the lessee of two Fokker 50 aircraft, the leases for which were to expire on March 1, 2010, declared bankruptcy, and the Company took possession of the aircraft.  The Company held cash security deposits and a letter of credit for the two aircraft, as well as refundable maintenance reserves, which have been reclassified to security deposits and which have been, and will continue to be, used to fulfill return conditions.  The Company has drawn the full amount available under the letter of credit.  The aircraft are undergoing maintenance, which is expected to be completed during the third quarter to prepare them for re-lease.  The Company anticipates that the amounts held as security deposits will cover the estimated costs of maintenance required by the return provisions of the leases.  Actual costs may be materially different from those estimates.

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

Refundable maintenance reserves received by the Company are accounted for as a liability, which is reduced when maintenance work is performed during the lease. Maintenance reserves that are refundable to the lessee are refunded after all return conditions specified in the lease and, in some cases, any other payments due under the lease are satisfied.  Any refundable reserves retained by the Company to satisfy return conditions are recorded as income when the return conditions are satisfied.

Non-refundable maintenance reserves billed to lessees are recorded monthly as maintenance reserves income (assuming cash is received or collections are reasonably assured) based on the lessee’s reported asset usage during the applicable month.

The Company uses the direct expensing method to account for maintenance costs that are either incurred by the Company directly (usually associated with off-lease aircraft) or which are paid pursuant to non-refundable maintenance reserve provisions of its leases. Maintenance costs incurred by the Company are expensed as maintenance is performed.  Maintenance costs associated with non-refundable reserves are expensed in the condensed consolidated statement of operations in the period in which sufficient information is received from the lessee to estimate maintenance costs, or when a reimbursement claim is made by the lessee for incurred maintenance where no earlier estimate was possible.

The timing difference between recording maintenance reserves income as usage occurs and recording maintenance expense as maintenance is performed can have material effects on the volatility of reported earnings.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010

3.Maintenance and Accrued Costs (continued)

The accompanying condensed consolidated balance sheets reflect liabilities for maintenance reserves, as well as accrued maintenance costs, which include refundable maintenance payments billed to lessees based on usage.  At June 30, 2010 and December 31, 2009, the Company’s maintenance reserves and accruals consisted of the following:

	June 30, 2010	December 31, 2009

Refundable maintenance reserves	$4,235,500	$7,479,000
Accrued maintenance costs	4,258,400	2,433,700
	$8,493,900	$9,912,700

Additions to and deductions from the Company’s accrued maintenance costs during the six months ended June 30, 2010 and 2009 for aircraft maintenance were as follows:

	For the Six Months Ended June 30,
	2010	2009

Balance, beginning of period	$2,433,700	$2,444,100

Additions:
Charged to expense	5,631,900	3,272,300
Reversals of previously accrued maintenance costs	(130,400)	(56,800)
Total maintenance expense	5,501,500	3,215,500
Capital equipment	151,700	-
Accrued claims related to refundable maintenance reserves	662,000	-
Other	198,300	-
Total additions	6,513,500	3,215,500

Deductions -
Payments	4,529,400	2,718,600
Prepaid maintenance	159,400	-
	4,688,800	2,718,600

Net increase in accrued maintenance costs	1,824,700	496,900

Balance, end of period	$4,258,400	$2,941,000

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010

4.Notes Payable and Accrued Interest

At June 30, 2010 and December 31, 2009, the Company’s notes payable and accrued interest consisted of the following:

	June 30, 2010	December 31, 2009

Credit Facility principal	$50,000,000	$53,500,000
Credit Facility accrued interest	169,100	40,000
Subordinated Notes principal	6,414,500	9,462,000
Subordinated Notes discount	(242,400)	(485,800)
Swap valuation and accrued interest	-	65,500
	$56,341,200	$62,581,700

(a)Credit Facility

The Company’s $80 million credit facility (the “Credit Facility”), which was collateralized by all of the assets of AeroCentury Corp., was to expire on March 31, 2010, but was extended, by written amendments, to April 30, 2010.  On April 28, 2010, the Credit Facility was replaced with a new, two-year $75 million credit facility (the “New Credit Facility”).  On June 4, 2010, the New Credit Facility was increased to $90 million, with the addition of a new participant bank’s commitment of $15 million.

During the six months ended June 30, 2010, under the Credit Facility and New Credit Facility in the aggregate, the Company borrowed $0 and repaid $3,500,000 of the outstanding principal.  As of June 30, 2010, and December 31, 2009, the Company was in compliance with all covenants under the New Credit Facility and Credit Facility agreements, respectively.  The borrowing capacity remaining under the New Credit Facility was $40,000,000 as of June 30, 2010 and was $26,500,000 as of December 31, 2009, under the Credit Facility.  The weighted average interest rate on the New Credit Facility was 4.14% at June 30, 2010 and was 3.06% at December 31, 2009 on the Credit Facility.

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

The Swap expired on December 31, 2009 and, therefore, had no value on or after that date.  Gains and losses on the Swap were recorded as a component of interest expense. The Company recorded a gain on the Swap of $141,400 and $279,700 for the three months and six months ended June 30, 2009, respectively. The Company also recognized additional interest expense on the net settlement of the Swap of $183,100 and $362,500 in the three months and six months ended June 30, 2009, respectively.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010

4.Notes Payable and Accrued Interest (continued)

(b)Derivative instrument (continued)

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

(c)Senior unsecured subordinated debt (“Subordinated Notes”)

As of June 30, 2010, the carrying amount of the Subordinated Notes was approximately $6,172,100 (outstanding principal amount of $6,414,500 less unamortized debt discount of approximately $242,400) and accrued interest payable was $0.  As of December 31, 2009, the carrying amount of the Subordinated Notes was approximately $8,976,200 (outstanding principal amount of $9,462,000 less unamortized debt discount of approximately $485,800) and accrued interest payable was $0.  As of June 30, 2010 and December 31, 2009, the Company was in compliance with all covenants under the securities purchase agreement that governs its Subordinated Notes.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010

5.Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009

Net income	$2,423,300	$2,605,900	$527,700	$1,367,700

Weighted average shares outstanding for the period	1,543,257	1,543,257	1,543,257	1,543,257
Dilutive effect of warrants	43,440	-	47,557	-
Weighted average diluted shares outstanding	1,586,697	1,543,257	1,590,814	1,543,257

Basic earnings per share	$1.57	$1.69	$0.34	$0.89
Diluted earnings per share	$1.53	$1.69	$0.33	$0.89

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

6. Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the Management Agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $916,700 and $913,000 during the three months ended June 30, 2010 and 2009, respectively, and $1,850,100 and $1,840,300 during the six months ended June 30, 2010 and 2009, respectively. The Company paid no acquisition or remarketing fees to JMC during the same periods.

7.Subsequent Events

In July 2010, the Company delivered its two Saab 340A aircraft to a new customer in Argentina. The lease term for each aircraft is 39 months.

In July 2010, the Company leased one of its CF34-8E5 engines to a regional carrier in Germany pursuant to a short-term lease expiring in September 2010.

One of the Company’s customers serves as a regional carrier for a commonly-controlled international airline.  In August 2010, that airline declared bankruptcy.  The Company is in the process of determining the impact, if any, on the Company’s customer.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2009 and the unaudited financial statements and related notes that appear elsewhere in this report.

Results of Operations

Quarter ended June 30, 2010 compared to the quarter ended June 30, 2009

The Company’s net income decreased by $840,000 in the quarter ended June 30, 2010 compared to the same period in 2009, due primarily to decreased operating lease revenue and increased maintenance expense, the aggregate effect of which was partially offset by increased maintenance reserves income.

Operating lease revenue decreased by $693,700 in the quarter ended June 30, 2010, compared to the same period in 2009, primarily because of a decrease in revenue related to aircraft that were off lease for all or part of the 2010 quarter and assets that were leased at lower rates, the effects of which were partially offset by an increase in revenue related to aircraft that were on lease in the 2010 quarter, but were off lease in the 2009 quarter. In the 2010 quarter, the Company also recorded a $237,400 reduction in operating lease revenue due to uncertainty about the collectibility of the related receivables.

Revenue from maintenance reserves increased by $1,682,600 in the quarter ended June 30, 2010 compared to the same period in 2009.  Although the Company recorded less maintenance reserves revenue because of lower average usage by some lessees in the 2010 quarter, the effect of this decrease was more than offset by maintenance reserves revenue of $2,067,500 related to refundable maintenance reserves retained by the Company when two aircraft were returned in early 2010 and which are being used to fund maintenance required by the return conditions of the leases.  The Company also recorded a $108,800 reduction in maintenance reserves revenue due to uncertainty about the collectibility of the related receivables.

Other income decreased by $180,200 in the quarter ended June 30, 2010, compared to the same period in 2009, primarily because the 2009 period included $245,400 of interest on a Federal tax refund, the effect of which was partially offset by the sale of spare parts in the 2010 period.

Interest expense decreased by $241,700 in the quarter ended June 30, 2010, compared to the quarter ended June 30, 2009, primarily as a result of a lower average Subordinated Notes balance and the resulting reduction in interest payments and lower discount amortization, and a decrease in interest expense as a result of the expiration of the Company’s interest rate swap in December 2009.  The effects of these decreases were partially offset by increases in the rate and margin applicable to the Company’s senior debt and an increase in fee amortization related to the Company’s New Credit Facility.

The Company recognized $1,979,800 more in maintenance expense in the quarter ended June 30, 2010 than in the same period of 2009 due to increases in expense for off-lease aircraft and maintenance performed by lessees using non-refundable reserves.  The increase was also the result of $2,067,500 related to maintenance reserves retained by the Company when two aircraft were returned in early 2010 and which are being used to fund maintenance required by the return conditions of the leases. During the quarters ended June 30, 2010 and 2009, $2,745,700 and $610,600, respectively, of the Company’s maintenance expense was funded by non-refundable maintenance reserves that had been recorded as income when accrued.

During the quarter ended June 30, 2010, due to uncertainty about the collectibility of the related receivables, during the quarter ended June 30, 2010, the Company recorded $283,800 of bad debt expense related to maintenance paid on behalf of a lessee.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

The Company’s net income decreased by $182,600 in the six months ended June 30, 2010 compared to the same period in 2009, due primarily to decreased operating lease revenue, increased maintenance expense and increased bad debt expense, the aggregate effect of which was partially offset by increased maintenance reserves income and decreased interest expense.

Operating lease revenue decreased by $442,800 in the six months ended June 30, 2010 compared to the same period in 2009, primarily because of a decrease in revenue related to aircraft that were off lease for all or part of the 2010 period and assets that were leased at lower rates, the effects of which were partially offset by an increase in revenue related to aircraft engines purchased in the second half of 2009 and aircraft that were on lease in 2010, but were off lease in the 2009 period. In the 2010 period, the Company also recorded a $463,400 reduction in operating lease revenue due to uncertainty about the collectibility of the related receivables.

Revenue from maintenance reserves increased by $1,592,200 in the six months ended June 30, 2010 compared to the same period in 2009. The Company recorded less maintenance reserves revenue because of lower average usage by some lessees in the 2010 quarter.  The effect of this decrease was more than offset by maintenance reserves revenue of $2,360,900 related to refundable maintenance reserves retained by the Company when two aircraft were returned in early 2010 and which are being used to fund maintenance required by the return conditions of the leases. The Company also recorded a $271,300 reduction in maintenance reserves revenue due to uncertainty about the collectibility of the related receivables.

Other income increased by $253,300 in the six months ended June 30, 2010, compared to the same period in 2009, primarily because the 2010 period included a net gain on insurance proceeds that the Company received for one of its DHC-8-100 aircraft that had sustained significant damage in January 2010, as well as the sale of spare parts and an engine that was replaced on another of the Company’s DHC-8-100 aircraft.   In the six months ended June 30, 2009, the Company recorded $245,400 of interest on a Federal tax refund.

In the six months ended June 30, 2010, the Company recorded $208,000 for the recovery of a bad debt related to amounts due from a lessee in 2009 and deemed to be uncollectible, which were received in 2010.

Interest expense decreased by $594,400 in the six months ended June 30, 2010, compared to the six months ended June 30, 2009, primarily as a result of a lower average Subordinated Notes balance and the resulting reduction in interest payments and lower discount amortization and a decrease in interest expense as a result of the expiration of the Company’s interest rate swap in December 2009. The effects of these decreases were partially offset by increases in the rate and margin applicable to the Company’s senior debt and an increase in fee amortization related to the Company’s New Credit Facility.

The Company recognized $2,286,000 more in maintenance expense in the six months ended June 30, 2010 than in the same period of 2009.  The increase was due to increases in expense for off-lease aircraft and maintenance performed by lessees using non-refundable reserves. The increase was also the result of $2,360,900 related to maintenance reserves retained by the Company when two aircraft were returned in early 2010 and which are being used to fund maintenance required by the return conditions of the leases. During the six months ended June 30, 2010 and 2009, $3,761,300 and $1,393,700 respectively, of the Company’s maintenance expense was funded by non-refundable maintenance reserves that had been recorded as income when accrued.

During the six months ended June 30, 2010, due to uncertainty about the collectibility of the related receivables, the Company recorded $283,800 of bad debt expense related to maintenance paid on behalf of a lessee.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt borrowings and excess cash flows.

(a)Credit Facility and New Credit Facility

During the six months ended June 30, 2010, under the Credit Facility and New Credit Facility in the aggregate, the Company borrowed $0 and repaid $3,500,000 of the outstanding principal.  As of June 30, 2010 and December 31, 2009, the Company was in compliance with all covenants under the New Credit Facility and Credit Facility agreements, respectively.

On April 28, 2010, the Credit Facility expired after two short term-extensions, and the Company entered into the New Credit Facility.  The Company used its initial borrowing under the New Credit Facility, which has a two-year term, to pay off the outstanding balance of $50,000,000 due under the Credit Facility at that time.  As with the Credit Facility, the New Credit Facility is secured by all of the assets of the Company, including its aircraft portfolio.

As of August 12, 2010, the Company has an outstanding balance of $50,000,000 under the New Credit Facility. The Company is currently in compliance with all covenants of its New Credit Facility, and based on its current projections, the Company believes it will continue to be in compliance with those covenants, but there can be no assurance of such compliance in the future.

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

The Swap expired on December 31, 2009 and, therefore, had no value on or after that date.  Gains and losses on the Swap were recorded as a component of interest expense. The Company recorded a gain on the Swap of $141,400 and $279,700 for the three months and six months ended June 30, 2009, respectively. The Company also recognized additional interest expense on the net settlement of the Swap of $362,500 in the six months ended June 30, 2009.

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

(c)Senior unsecured subordinated debt

As of June 30, 2010, the carrying amount of the Subordinated Notes was approximately $6,172,100 (outstanding principal amount of $6,414,500 less unamortized debt discount of approximately $242,400), and accrued interest payable was $0.  As of December 31, 2009, the carrying amount of the Subordinated Notes was approximately $8,976,200 (outstanding principal amount of $9,462,000 less unamortized debt discount of approximately $485,800), and accrued interest payable was $0.  As of June 30, 2010, December 31, 2009 and the date of this filing, the Company was in compliance with all covenants under the Subordinated Notes Agreement.

(d)Cash flow

The Company's primary sources of cash are aircraft lease rent and maintenance reserves billed monthly to lessees based on aircraft usage.  Maintenance reserves collected by the Company are not required by the leases to be segregated and are included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

The Company is currently not receiving lease revenue for its off-lease assets, comprised of four Fokker 50 aircraft and two General Electric CF34-8E5 engines. The Company has incurred significant maintenance expense in order to prepare the Saab 340A aircraft for re-lease.  Thirteen of the Company’s leases expire during the remainder of 2010.

The Company’s primary uses of cash are for servicing principal and interest payments due under the Company’s debt obligations, maintenance expense, management fees, professional fees, and insurance. Debt repayment obligations increased in April 2009, when the Subordinated Notes debt repayment schedule began to require principal amortization in addition to interest.  The amount of interest paid by the Company is dependent on the outstanding balances of its credit facility and Subordinated Notes debt. Although the Subordinated Notes bear a fixed interest rate, the amount of interest owed under the Credit Facility and New Credit Facility were and will continue to be dependent on changes in prevailing interest rates, since both facilities carry a floating interest rate as well as an interest rate margin.  The interest rate under the New Credit Facility is expected to be higher than under the Credit Facility such that interest expense attributable to borrowing under the New Credit Facility is expected to be higher during the term of such facility than in previous years.  The amount and timing of the Company’s maintenance payments are dependent on the aggregate amount of the maintenance claims submitted by lessees for reimbursement from reserves and expenses incurred in connection with preparation of off-lease aircraft for re-lease to new customers.

In June and July 2010, the Company executed letters of intent related to the Company’s proposed purchase of two deHavilland Dash-8-Q400 aircraft for an aggregate purchase price of approximately $17 million.

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

Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  Among the more significant factors outside the Company’s control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company’s profitability and causes the Company to violate covenants of the New Credit Facility agreement or the Subordinated Notes Agreement, which may in turn require repayment of some or all of the amounts outstanding under the New Credit Facility or the Subordinated Notes, (ii) lessee non-performance or non-compliance with lease obligations which may affect the New Credit Facility collateral limitations and Subordinated Notes covenants, as well as revenue and expenses, (iii) inability to locate and acquire a sufficient volume of additional aircraft assets at prices that will produce acceptable net returns, (iv) lessee performance of maintenance earlier than anticipated, and (v) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rental rates for the asset.

(i)Operating activities

The Company’s cash flow from operations decreased by $3,983,000 from the six months ended June 30, 2009 to the same period in 2010. As discussed below, the change in cash flow was primarily a result of an increase in expenditures for maintenance, a decrease in payments received for maintenance reserves, a decrease in tax refunds received, the effects of which were partially offset by an increase in payments received for security deposits.

Maintenance reserves and security deposits

Payments received for refundable and non-refundable maintenance reserves are based on usage of the Company’s aircraft.  Such payments were $981,700 lower in the six months ended June 30, 2010 compared to the same period in 2009, primarily as a result of the effect of maintenance reserves payments that were deferred for several aircraft and because several aircraft were off lease during the 2010 period.

The Company received $1,643,600 more for security deposits during the six months ended June 30, 2010 than in the same period of 2009.  The increase was due primarily to funds received pursuant to a letter of credit that served as security for two aircraft leases that were terminated early in 2010 as a result of the lessee’s bankruptcy.  The security deposit is being used to fund maintenance required by the return conditions of the leases.

Payments for maintenance

Payments for maintenance increased by $2,133,700 in the six months ended June 30, 2010, compared to the same period in 2009, as a result of payments related to off-lease aircraft. The majority of the Company’s maintenance expenditures during the six months ended June 30, 2010 was related to two aircraft that were returned in early 2010, the maintenance for which is being funded by security deposits, including a letter of credit, received from the previous lessee.  The amount of payments for maintenance in future periods will depend on the amount and timing of maintenance paid as reimbursement to lessees from maintenance reserves, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease aircraft.

Income taxes

During the six months ended June 30, 2010, the Company paid taxes of $12,200.  During the six months ended June 30, 2009 the Company received $1,625,100 of Federal tax refunds and paid taxes of $900.

(ii)Investing activities

During the six months ended June 30, 2010, the Company received cash of $2,380,700 from the collection of insurance proceeds for (i) an aircraft that was damaged and declared a total loss in January 2010 and (ii) an engine that was damaged in late 2009.  During the six months ended June 30, 2010, the Company used cash of $322,300 for equipment that will be installed on several aircraft and for acquisition costs related to aircraft engines purchased in the fourth quarter of 2009.  There were no investing activities in the same period of 2009.

(iii)Financing activities

The Company made no borrowings during the six months ended June 30, 2010 and 2009.  During the same periods, the Company repaid $6,547,500 and $9,104,000, respectively, of its outstanding debt.  Such payments were funded by excess cash flow.

Outlook

 (a)  General

The ongoing global economic downturn has resulted in a significant reduction in airline passenger volume and in reaction to that, a reduction in the number of aircraft needed for operation by carriers in nearly all geographic areas.  This capacity reduction has created a challenging environment for the Company in three respects:

•The reduction in the demand for aircraft has increased the possibility that the Company’s current lessees will choose to return leased aircraft at lease expiration rather than renew the existing leases, notwithstanding that any such lessee may incur significant expenses to satisfy return conditions.  Unless they are renewed, leases for thirteen of the Company’s assets will expire in the second half of 2010.  As such, the Company’s primary focus is extending current leases and remarketing aircraft that have been or are returned.  Due to decreased demand for aircraft capacity, it is likely that the Company will experience lower on-lease utilization rates and that the Company will experience longer lead times for remarketing of returned aircraft.

•The downturn also has created fewer opportunities for acquisitions for the Company.  The Company’s customers are generally carriers needing additional aircraft to expand their route systems or increase frequencies.  In the current environment of reduced demand for air travel and consequently reduced capacity by carriers, there is likely to be a significant decrease in the pool of such customers requiring aircraft.  Therefore, it is possible that the Company’s portfolio growth will be slower in the near future than it has been in recent years, as fewer carriers seek to expand their fleets with aircraft.

•Finally, the global economic situation has also increased the possibility of an unanticipated lessee default, particularly among the less-established carriers in the Company’s customer base, due to such lessee’s business failure.  A lessee’s default and the unscheduled return of an aircraft to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee’s default on its maintenance and return condition obligations.

In the second quarter of 2010, the Company continued to observe indications of weakened financial conditions and operating results among its customers.  The Company continues to monitor the performance of all of its customers.

In 2009 and early 2010, the Company agreed to defer a portion of the rent and maintenance reserves due from four customers that lease a total of eight of the Company’s aircraft.  The aggregate amount of such deferrals was approximately $4,000,000.  The aggregate balance of the deferrals is currently approximately $1,665,000.  At June 30, 2010, the Company recorded allowances totaling $1,299,600 against amounts due from one of the lessees to which such deferrals were granted.

(b)Remarketing Efforts

The Company is seeking lessees for its four off-lease Fokker 50 aircraft and for its two off-lease CF34-8E5 engines.

If the aircraft and engines that are currently off lease remain off lease for an extended period of time and the Company is not successful in remarketing a majority of the assets that have leases expiring in the second half of 2010, the Company may not have sufficient cash flow to meet its operational needs or remain in compliance with the terms of the New Credit Facility and Subordinated Notes.

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

Factors that May Affect Future Results

General Economic Conditions and Lowered Demand for Travel. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is in a period of financial difficulty and contraction due to the protracted downturn in the global economy.  Passenger volume has fallen significantly for carriers worldwide, and the loss of revenue has affected many carriers’ financial condition. The ongoing credit crisis has made it difficult or impossible for many regional carriers to find the additional debt financing on which they have traditionally relied.  The confluence of these economic factors increases the likelihood of failures among the Company’s customers.  The spread of another flu epidemic, a terrorist attack against aviation, a natural event that interrupts air traffic, such as the recent Iceland volcano eruption, or other like events could exacerbate an already weakened condition and lead to widespread failures in the air carrier industries.  If lessees experience financial difficulties and are unable to meet lease obligations, this will, in turn, negatively affect the Company’s financial performance.

During periods of economic contraction, carriers generally reduce capacity in response to lower passenger loads, and as a result, there is a reduced demand for aircraft and a corresponding decrease in market lease rental rates and aircraft values.  This reduced market value for aircraft could affect the Company’s results if the market value of an asset or assets in the Company’s portfolio falls below carrying value, and the Company determines that a write-down of the value on the Company’s balance sheet is appropriate. Furthermore, if, as older leases expire, they are replaced by lease renewals or re-leases at decreased lease rates, the lease revenue from the Company’s existing portfolio is likely to decline, with the magnitude of the decline dependent on the length of the downturn and the depth of the decline in market rents.

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

Furthermore, an asset impairment charge against the Company’s earnings may result from the occurrence of unexpected adverse changes that impact the Company’s estimates of expected cash flows generated from such asset. The Company periodically reviews long-term assets for impairment, in particular, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of an asset is estimated to be not recoverable and exceeds its fair value. The Company may be required to recognize asset impairment charges in the future as a result of a prolonged weak economic environment, challenging market conditions in the airline industry or events related to particular lessees, assets or asset types.

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

New Credit Facility Obligations. The Company is obligated to make repayments of principal under the New Credit Facility in order to maintain certain debt ratios with respect to its assets in the borrowing base.  Assets that come off lease and remain off-lease for a period of time, as well as assets with past due lease payments may reduce the borrowing base.  The Company believes it will have sufficient cash funds to make any payment that arises due to such borrowing base limitations.   The Company’s belief is based on certain assumptions regarding renewal of existing leases, interest rates, profitability, lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry. There can be no assurance that the Company’s assumptions will prove to be correct.  If the assumptions are incorrect (for example, if an asset in the collateral base unexpectedly is off lease for an extended period of time) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to mitigate the situation, the Company may have to sell a significant portion of its portfolio in order to avoid or cure a default under the New Credit Facility agreement.

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

Investment in New Aircraft Types.  The Company intends to continue to focus solely on regional aircraft and engines. Although the Company has traditionally invested in a limited number of types of turboprop aircraft and engines, the Company may acquire additional regional jet aircraft and engines and may continue to seek acquisition opportunities for new types and models of regional jet and turboprop aircraft and engines used in the Company's targeted customer base of regional air carriers.  Acquisition of other aircraft types and engines not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience managing those aircraft and engine types. The Company believes, however, that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage such new aircraft types and engines.  Further, the broadening of the asset types in the aircraft portfolio may have a benefit of diversifying the Company's portfolio (see "Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” below).

Warrant Issuance.  As part of the Subordinated Notes financing, as revised upon the second and final closing in July 2008, the holders of Subordinated Notes hold warrants to purchase up to 81,224 shares of the Company’s common stock, which represents 5% of the post-exercise fully diluted capitalization of the Company as of the initial closing of the Subordinated Notes financing.  The exercise price under the warrants is $8.75 per share.  If the warrants to purchase shares were exercised at a time when the exercise price is less than the fair market value of the Company’s common stock, there would be dilution to the existing holders of common stock.  This dilution of the Company’s common stock could depress its trading price.

Concentration of Lessees and Aircraft Type. For the month ended July 31, 2010, the Company’s five largest customers were located in Mexico, Antigua, Germany, Netherlands Antilles and Norway and accounted for approximately 17%, 15%, 11%, 11%, and 10%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

As of July 31, 2010, the Company owned fourteen Fokker 50, eight DHC-8-300 and seven Fokker 100 aircraft, making these three aircraft types the dominant types in the portfolio and representing 20%, 25% and 32%, respectively, of net book value, respectively. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

Leasing Risks.  The Company’s successful negotiation of lease extensions, re-leases and sales is critical to achieving its financial objectives and involves a number of risks.  Demand for lease or purchase of the assets depends on the economic condition of the airline industry, which is, in turn, sensitive to general economic conditions.  The ability to re-lease equipment at acceptable rates may depend on the demand and market values at the time of remarketing.  The Company acquires used aircraft equipment.  The market for used aircraft equipment has been cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry.  The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of aircraft coming off lease.  Values may also increase for certain aircraft types that become desirable based on market conditions and changing airline capacity.  If the Company were to purchase an aircraft during a period of increasing values, it would in turn need to lease such aircraft at a corresponding higher lease rate to compensate for its higher purchase price.

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

The Company carefully evaluates the credit risk of each customer and attempts to obtain a third party guaranty, letters of credit or other credit enhancements, if it deems them necessary in addition to customary security deposits.  There is no assurance, however, that such enhancements will be available or that, if obtained, they will fully protect the Company from losses resulting from a lessee default or bankruptcy.  Also, most of the Company’s current and expected growth is outside of the United States, where collection and enforcement are often more difficult and complicated than in the United States.

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

Finally, ownership of a leased asset operating in a foreign country and/or by a foreign carrier may subject the Company to additional tax liabilities that are not present with aircraft operated in the United States.  Depending on the jurisdiction, laws governing such tax liabilities may be complex, not well formed or not uniformly enforced. In such jurisdictions, the Company may decide to take an uncertain tax position based on the best advice of the local tax experts it engages, which position may be challenged by the taxing authority.  If the taxing authority later assesses a liability, the Company may be required to pay penalties and interest on the assessed amount, which penalties and interest would not give rise to a corresponding foreign tax credit on the Company’s U. S. tax return.

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

Casualties, Insurance Coverage.  The Company, as owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets.  As a triple-net lessor, the Company is generally protected against such claims, since the lessee would be responsible for, insure against and indemnify the Company for such claims.  Although some protection with respect to the Company’s aircraft assets may be provided by the United States Aviation Act, it is unclear to what extent such statutory protection would be available to the Company with respect to most of the Company’s aircraft, which are operated in foreign countries where such provisions of the United States Aviation Act may not apply.   Also, although the Company’s leases generally require a lessee to insure against likely risks, there may be certain cases where the loss is not entirely covered by the lessee or its insurance.  The possibility of such an event is remote, but any such uninsured loss with respect to the equipment or insured loss for which insurance proceeds are inadequate might result in a loss of invested capital in and any profits anticipated from, such equipment, as well as a potential claim directly against the Company.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting.  No change in Internal Control occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

PART II
OTHER INFORMATION

Item 6.Exhibits

Exhibit Number	Description
10.12	Form of Revolving Note dated June 4, 2010, delivered to Umpqua Bank, issued under the Loan and Security Agreement between the Company and Union Bank, as Agent, dated April 28, 2010.
31.1	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROCENTURY CORP.

Date: August 12, 2010	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer