Form 10-Q
period 2010-09-30
AEROCENTURY CORP
filed 2010-11-12
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 12, 2010 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, issued, of which 63,300 are held as Treasury Stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Part I, Item 1, “Financial Statements,” the Company’s statements regarding additional expenditures of approximately $300,000 to complete maintenance on two off-lease Fokker 50 aircraft; (ii) Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements that it will remain in compliance with the covenants of its New Credit Facility; that the higher variable margin on its New Credit Facility debt will not have a significant impact on the Company’s results; and that the Company will have adequate cash flow to fund operational needs and payments required under its New Credit Facility and the Subordinated Notes and that this belief is based on reasonable assumptions;  (iii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements that the Company may experience lower on-lease utilization rates and longer lead times for remarketing returned aircraft; that the Company’s portfolio growth may be slower in the near future; and that the higher margin under the New Credit Facility will not have a significant impact on the Company’s results; and (iv) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” that the Company will have significant additional unanticipated expenses that would been otherwise paid for by the lessee in order to prepare certain aircraft for remarketing to a new lessee; that most of the Company’s current and expected growth is outside of the United States; that the availability under the New Credit Facility will be sufficient to fund projected acquisitions through 2011; that the Company will have sufficient funds to make any payment that arises due to borrowing base limitations caused by assets scheduled to come off lease in the near term; that the Company has the industry experience and technical resources necessary to effectively manage new aircraft types and engines; that there are effective mitigating factors against undue compensation-incented risk-taking by JMC; and that the costs of complying with environmental regulations will not have a material adverse effect on the Company. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the impact of the current economic downturn on the Company’s customer base of regional air carriers; the continued availability of financing for acquisitions; the compliance of the Company's lessees with obligations under their respective leases; risks related to use of debt financing for acquisitions; the Company’s success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.Financial Statements.

AeroCentury Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2010	2009

Assets:
Cash and cash equivalents	$1,717,100	$1,252,500
Accounts receivable, including deferred rent of $567,400 and $131,500 and net of allowance for doubtful accounts of $0 and $470,000 at September 30, 2010 and December 31, 2009, respectively	2,003,800	3,165,200
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $45,306,200 and $40,862,500 at September 30, 2010 and December 31, 2009, respectively	119,934,700	127,203,700
Prepaid expenses and other	2,156,100	557,800

Total assets	$125,811,700	$132,179,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$469,100	$629,700
Notes payable and accrued interest	56,833,300	62,581,700
Maintenance reserves and accrued maintenance costs	6,535,800	9,912,700
Security deposits	4,781,500	5,565,900
Unearned revenues	749,100	1,009,000
Deferred income taxes	13,286,100	11,987,700

Total liabilities	82,654,900	91,686,700

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	28,879,200	26,214,900
	43,660,900	40,996,600
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	43,156,800	40,492,500

Total liabilities and stockholders’ equity	$125,811,700	$132,179,200

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009

Revenues and other income:

Operating lease revenue, net	$17,738,700	$19,762,600	$5,271,200	$6,852,400
Maintenance reserves revenue, net	6,270,300	4,708,200	1,567,300	1,597,400
Recovery of bad debt	208,000	-	-	-
Other income	605,400	487,800	88,000	223,700

	24,822,400	24,958,600	6,926,500	8,673,500
Expenses:

Maintenance costs	7,757,800	5,917,300	2,256,200	2,701,900
Depreciation	5,515,900	5,727,900	1,857,600	1,912,300
Interest	3,306,000	4,066,800	1,109,200	1,275,700
Management fees	2,754,200	2,758,500	904,100	918,200
Professional fees, general and administrative and other	678,300	498,100	285,600	117,500
Insurance	406,400	298,600	132,500	99,700
Bad debt expense	283,800	-	-	-
Other taxes	66,500	(24,200)	22,500	(103,800)

	20,768,900	19,243,000	6,567,700	6,921,500

Income before income tax provision	4,053,500	5,715,600	358,800	1,752,000

Income tax provision	1,389,200	1,964,100	117,800	606,400

Net income	$2,664,300	$3,751,500	$241,000	$1,145,600

Earnings per share:
Basic	$1.73	$2.43	$0.16	$0.74
Diluted	$1.68	$2.42	$0.15	$0.73
Weighted average shares used in earnings per share computations:
Basic	1,543,257	1,543,257	1,543,257	1,543,257
Diluted	1,585,367	1,547,647	1,582,477	1,567,073

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009

Net cash provided by operating activities	$4,765,200	$14,357,300

Investing activities:
Proceeds from insurance	2,380,700	-
Purchase of aircraft engines and equipment additions to aircraft	(575,800)	(5,011,400)
Net cash provided/(used) by investing activities	1,804,900	(5,011,400)

Financing activities:
Borrowings under Credit Facility	2,000,000	4,000,000
Repayments of the Credit Facility and special purpose financing	(3,500,000)	(9,844,000)
Repayments of the Subordinated Notes	(4,605,500)	(2,833,000)
Net cash used by financing activities	(6,105,500)	(8,677,000)

Net increase in cash and cash equivalents	464,600	668,900

Cash and cash equivalents, beginning of period	1,252,500	2,169,700

Cash and cash equivalents, end of period	$1,717,100	$2,838,600

During the nine months ended September 30, 2010 and 2009, the Company paid interest totaling $3,630,300 and $3,592,400, respectively.

During the nine months ended September 30, 2010 the Company paid income taxes totaling $12,200.  During the nine months ended September 30, 2009, the Company paid income taxes totaling $5,300 and received a federal tax refund of $1,625,100.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010

1.Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.  Financial information for AeroCentury Corp. and its wholly-owned subsidiary, AeroCentury Investments VI LLC (“AeroCentury VI LLC” and, together with AeroCentury Corp., the “Company”), which was dissolved in September 2009, is presented on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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
September 30, 2010

1.Organization and Summary of Significant Accounting Policies (continued)

(c)Fair Value of Financial Instruments and Accounting for Derivative Instrument (continued)

Borrowings under the Company’s revolving credit facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rates of its various debt agreements approximate current market rates for such indebtedness at the balance sheet date.  The Company believes the carrying amount of its floating and fixed rate debt at the balance sheet date approximates their fair values, which were estimated by calculation of the present value of future repayment obligations using estimates of borrowing rates that would be available to the Company for such instruments.  As discussed in Note 4, the fair value of the Company’s interest rate swap derivative instrument was determined by reference to banker quotations.  The Swap expired on December 31, 2009 and, therefore, had no value on or after such date.

 (d)Reclassifications

Certain of the prior period financial statement amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on previously reported net income or cash flows.

2.Aircraft and Aircraft Engines Held for Lease

At September 30, 2010 and December 31, 2009, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following:

	September 30, 2010		December 31, 2009
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value

Fokker 100	7	32%	7	32%
deHavilland DHC-8-300	8	25%	8	24%
Fokker 50	14	20%	14	20%
General Electric CF34-8E5 engine	3	9%	3	8%
Saab 340B	6	7%	6	7%
deHavilland DHC-8-100	2	4%	3	6%
Saab 340A	2	2%	2	2%
deHavilland DHC-6	3	1%	3	1%

During the nine months ended September 30, 2010, the Company did not purchase any aircraft, but paid $575,800 for equipment that has been or will be installed on several aircraft.  During the nine months ended September 30, 2009, the Company purchased two General Electric CF34-8E5 aircraft engines.

In January 2010, one of the Company’s DHC-8-100 aircraft sustained significant damage. The insurer deemed the aircraft a total loss, and, in March and April 2010, the Company received insurance proceeds that resulted in a net gain of $331,000.  The Company also recorded a gain of $85,000 on the sale of parts from an engine that was replaced on another of the Company’s DHC-8-100 aircraft.

In July 2010, the Company delivered its two Saab 340A aircraft to a customer in Argentina.  The Company also leased two of its CF34-8E5 engines to a German maintenance provider during July and August for terms of four years and three months, respectively. In September 2010, the Company leased its third CF34-8E5 engine to a Canadian carrier for a term of five months.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010

2.Aircraft and Aircraft Engines Held for Lease (continued)

During the third quarter, a customer that leases six of the Company’s Fokker 50 aircraft extended the leases for all six aircraft to lease-end dates during 2013 and 2014.  The Company also extended the leases for a Saab 340B aircraft and a Dash-8-300 aircraft for one year and 2.5 years, respectively. As discussed in Note 7, in October 2010, the lease for another Saab 340B was extended for three years.

At September 30, 2010, four of the Company’s Fokker 50 aircraft were off lease.

In February 2010, the lessee of two of the off-lease Fokker 50 aircraft, the leases for which were to expire on March 1, 2010, declared bankruptcy, and the Company took possession of the aircraft.  The Company held a total of approximately $3.2 million from cash security deposits, a letter of credit and refundable maintenance reserves for the two aircraft.  The letter of credit and maintenance reserves were reclassified to security deposits and have been, used to fulfill return conditions. The two aircraft are undergoing maintenance to prepare them for re-lease.  As of September 30, 2010, the amount incurred for maintenance on the two aircraft exceeded the amounts held as security deposits by approximately $352,000.  The Company expects to incur additional expenditures of approximately $300,000 to complete maintenance on the aircraft.

As discussed in Note 7, two additional Fokker 50 aircraft have been returned to the Company and three Fokker 100 aircraft are in the process of being returned.  Both lessees have experienced severe financial difficulties, and the Company has written off all receivables from the two lessees. The Company will recognize maintenance expense as work is performed to prepare the aircraft for re-lease to new customers.  The Company is in the process of estimating the total of such expenses.

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

Refundable maintenance reserves received by the Company are accounted for as a liability, which is reduced when maintenance work is performed during the lease. Maintenance reserves that are refundable to the lessee are refunded after all return conditions specified in the lease and, in some cases, any other payments due under the lease, are satisfied.  Any refundable reserves retained by the Company to satisfy return conditions are recorded as income when the aircraft is returned.

Non-refundable maintenance reserves billed to lessees are recorded monthly as maintenance reserves income (assuming cash is received or collections are reasonably assured) based on the lessee-reported asset usage during the applicable month.

The Company uses the direct expensing method to account for maintenance costs that are either incurred by the Company directly (usually associated with off-lease aircraft) or which are paid pursuant to non-refundable maintenance reserve provisions of its leases. Maintenance costs incurred by the Company are expensed as maintenance is performed.  Maintenance costs associated with non-refundable reserves are expensed in the period in which sufficient information is received from the lessee to estimate maintenance costs, or when a reimbursement claim is made by the lessee for maintenance incurred where no earlier estimate was possible.

The timing difference between recording maintenance reserves income as usage occurs and recording maintenance expense as maintenance is performed can have material effects on the volatility of reported earnings.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010

3.Maintenance and Accrued Costs (continued)

The accompanying condensed consolidated balance sheets reflect liabilities for maintenance reserves, which include refundable maintenance payments billed to lessees based on usage, as well as accrued maintenance costs.  At September 30, 2010 and December 31, 2009, the Company’s maintenance reserves and accruals consisted of the following:

	September 30, 2010	December 31, 2009

Refundable maintenance reserves	$4,005,400	$7,479,000
Accrued maintenance costs	2,530,400	2,433,700
	$6,535,800	$9,912,700

Additions to and deductions from the Company’s accrued maintenance costs during the nine months ended September 30, 2010 and 2009 for aircraft maintenance were as follows:

	For the Nine Months Ended September 30,
	2010	2009

Balance, beginning of period	$2,433,700	$2,444,100

Additions:
Charged to expense	9,501,500	6,036,400
Reversals of previously accrued maintenance costs	(1,743,700)	(119,100)
Total maintenance expense	7,757,800	5,917,300
Capital equipment	151,700	-
Accrued claims related to refundable maintenance reserves	2,721,300	-
Other	(441,900)	69,200
Total additions	10,188,900	5,986,500

Deductions -
Payments	10,091,800	4,957,200
Prepaid maintenance	400	-
	10,092,200	4,957,200

Net increase in accrued maintenance costs	96,700	1,029,300

Balance, end of period	$2,530,400	$3,473,400

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010

4.Notes Payable and Accrued Interest

At September 30, 2010 and December 31, 2009, the Company’s notes payable and accrued interest consisted of the following:

	September 30, 2010	December 31, 2009

Credit Facility principal	$52,000,000	$53,500,000
Credit Facility accrued interest	126,200	40,000
Subordinated Notes principal	4,856,500	9,462,000
Subordinated Notes discount	(149,400)	(485,800)
Swap accrued interest	-	65,500
	$56,833,300	$62,581,700

(a)Credit Facility

The Company’s $80 million credit facility (the “Former Credit Facility”), which was collateralized by all of the assets of AeroCentury Corp., was to expire on March 31, 2010, but was extended by written amendments to April 30, 2010.  On April 28, 2010, the Former Credit Facility was replaced with a new, two-year $75 million credit facility (the “New Credit Facility”).  On June 4, 2010, the New Credit Facility was increased to $90 million, with the addition of a new participant bank’s commitment of $15 million.

During the nine months ended September 30, 2010, under the Former Credit Facility and New Credit Facility in the aggregate, the Company borrowed $2,000,000 and repaid $3,500,000 of the outstanding principal.  As of September 30, 2010, and December 31, 2009, the Company was in compliance with all covenants under the New Credit Facility and Former Credit Facility agreements, respectively.  Subject to collateral limitations, the borrowing capacity remaining under the New Credit Facility was $38,000,000 as of September 30, 2010 and was $26,500,000 as of December 31, 2009, under the Former Credit Facility.  The weighted average interest rate on the New Credit Facility was 4.06% at September 30, 2010 and was 3.06% at December 31, 2009 on the Former Credit Facility.

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

The Swap expired on December 31, 2009 and, therefore, had no value on or after that date.  Gains and losses on the Swap were recorded as a component of interest expense. The Company recorded a gain on the Swap of $170,000 and $449,700 for the three months and nine months ended September 30, 2009, respectively. The Company also recognized additional interest expense on the net settlement of the Swap of $191,900 and $554,400 in the three months and nine months ended September 30, 2009, respectively.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010

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

(c)Senior unsecured subordinated debt (“Subordinated Notes”)

As of September 30, 2010, the carrying amount of the Subordinated Notes was approximately $4,707,100 (outstanding principal amount of $4,856,500 less unamortized debt discount of approximately $149,400), and accrued interest payable was $0.  As of December 31, 2009, the carrying amount of the Subordinated Notes was approximately $8,976,200 (outstanding principal amount of $9,462,000 less unamortized debt discount of approximately $485,800) and accrued interest payable was $0.  As of September 30, 2010 and December 31, 2009, the Company was in compliance with all covenants under the securities purchase agreement that governs its Subordinated Notes.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010

5.Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009

Net income	$2,664,300	$3,751,500	$241,000	$1,145,600

Weighted average shares outstanding for the period	1,543,257	1,543,257	1,543,257	1,543,257
Dilutive effect of warrants	42,110	4,390	39,220	23,816
Weighted average diluted shares outstanding	1,585,367	1,547,647	1,582,477	1,567,073

Basic earnings per share	$1.73	$2.43	$0.16	$0.74
Diluted earnings per share	$1.68	$2.42	$0.15	$0.73

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

6.   Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the Management Agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $904,100 and $918,200 during the three months ended September 30, 2010 and 2009, respectively, and $2,754,200 and $2,758,500 during the nine months ended September 30, 2010 and 2009, respectively. The Company paid acquisition fees totaling $0 and $200,000 to JMC during the three months ended September 30, 2010 and 2009, respectively, which are included in the cost basis of the assets purchased.  No other acquisition fees were paid in the first six months of 2010 and 2009.  The Company paid no remarketing fees to JMC during the nine-month period of 2010 or 2009.

7.Subsequent Events

Two of the Company’s customers that leased two Fokker 50 and three Fokker 100 aircraft, respectively, have experienced severe financial difficulties.  As a result, in October 2010, the two Fokker 50 aircraft were returned to the Company.  The Company subsequently signed a term sheet with and received a deposit from a regional carrier in Asia for three-year leases of the two Fokker 50 aircraft. The three Fokker 100 aircraft are in the process of being returned, and the Company is seeking lessees for the aircraft.

In October 2010, the Company extended the lease for one of its Saab 340B aircraft for three years.

 Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2009 and the unaudited financial statements and related notes that appear elsewhere in this report.

Results of Operations

Quarter ended September 30, 2010 compared to the quarter ended September 30, 2009

The Company’s net income decreased by $904,600 in the quarter ended September 30, 2010 compared to the same period in 2009, due primarily to decreased operating lease revenue, the aggregate effect of which was partially offset by decreased maintenance expense and interest expense.

Operating lease revenue decreased by $1,581,200 in the quarter ended September 30, 2010, compared to the same period in 2009, primarily because of a $897,000 decrease in revenue related to aircraft that were off lease for all or part of the 2010 quarter and a $336,000 decrease related to assets that were re-leased at lower rates, the effects of which were partially offset by a $266,000 increase in revenue related to aircraft that were on lease in the 2010 quarter, but were off lease in the 2009 quarter. In the 2010 quarter, the Company also recorded a $504,000 reduction in operating lease revenue due to uncertainty about the collectibility of the related receivables.

Maintenance reserves revenue decreased by $30,100 in the quarter ended September 30, 2010 compared to the same period in 2009.  The Company recorded less maintenance reserves revenue because of lower average usage by some lessees in the 2010 quarter and also recorded a $223,300 reduction in maintenance reserves revenue due to uncertainty about the collectibility of the related receivables.  The effect of these decreases was substantially offset by maintenance reserves revenue of $902,400 related to refundable maintenance reserves retained by the Company when two aircraft were returned in early 2010; these reserves are being used to fund maintenance required by the return conditions of the leases.

Other income decreased by $135,700 in the quarter ended September 30, 2010, compared to the same period in 2009, primarily because the 2009 period included a gain on insurance proceeds for damage to the Company’s spare Saab 340A aircraft engine.

Interest expense decreased by $166,500 in the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009, primarily as a result of a lower average Subordinated Notes balance and the resulting reduction in interest payments and lower discount amortization.  The effects of these decreases were partially offset by an increase in the applicable LIBOR rate from year to year.  In addition, the margin and fee amortization related to the Company’s New Credit Facility were higher than under the Former Credit Facility.

The Company recognized $445,700 less in maintenance expense in the quarter ended September 30, 2010 than in the same period of 2009 due to a decrease in expense for off-lease aircraft, the effect of which was partially offset by an increase in maintenance performed by lessees using non-refundable reserves.  During the quarters ended September 30, 2010 and 2009, $2,219,000 and $1,333,100, respectively, of the Company’s maintenance expense was funded by non-refundable maintenance reserves that had been recorded as income when accrued.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

The Company’s net income decreased by $1,087,200 in the nine months ended September 30, 2010 compared to the same period in 2009, due primarily to decreased operating lease revenue and increased maintenance expense, the aggregate effect of which was partially offset by increased maintenance reserves income and decreased interest expense.

Operating lease revenue decreased by $2,023,900 in the nine months ended September 30, 2010 compared to the same period in 2009, primarily because of a $1,638,000 decrease in revenue related to aircraft that were off lease for all or part of the 2010 period, a $302,000 decrease related to assets that were re-leased at lower rates, and a $967,000 reduction in operating lease revenue due to uncertainty about the collectibility of the related receivables.  The effects of these reductions were partially offset by a $635,000 increase in revenue related to aircraft engines purchased in the second half of 2009 and a $520,000 increase related to aircraft that were on lease in 2010, but were off lease in the 2009 period.

Maintenance reserves revenue increased by $1,562,100 in the nine months ended September 30, 2010 compared to the same period in 2009. The 2010 period included maintenance reserves revenue of $3,263,300 related to refundable maintenance reserves retained by the Company when two aircraft were returned in early 2010 and which are being used to fund maintenance required by the return conditions of the leases. The Company also recorded a $494,600 reduction in maintenance reserves revenue due to uncertainty about the collectibility of the related receivables.

Other income increased by $117,600 in the nine months ended September 30, 2010, compared to the same period in 2009, primarily because the 2010 period included a net gain on insurance proceeds that the Company received for one of its DHC-8-100 aircraft that had sustained significant damage in January 2010, as well as the sale of spare parts and an engine that was replaced on another of the Company’s DHC-8-100 aircraft. The 2009 period included interest on a Federal tax refund, as well as a gain on expected insurance proceeds for damage to the Company’s spare Saab 340A aircraft engine.

In the nine months ended September 30, 2010, the Company recorded $208,000 for the recovery of a bad debt that accrued in 2009 for a receivable from a lessee that the Company had determined to be uncollectible.

Interest expense decreased by $760,800 in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily as a result of a lower average Subordinated Notes balance and the resulting reduction in interest payments and lower discount amortization, as well as a decrease in interest expense as a result of the expiration of the Company’s interest rate swap in December 2009. The effects of these decreases were partially offset by an increase in the applicable LIBOR rate from year to year.  In addition, the margin and fee amortization related to the Company’s New Credit Facility were higher than under the Former Credit Facility.

The Company recognized $1,840,500 more in maintenance expense in the nine months ended September 30, 2010 than in the same period of 2009.  The increase was due to an increase in maintenance performed by lessees using non-refundable reserves, the effect of which was partially offset by a decrease in expense for off-lease aircraft.  During the nine months ended September 30, 2010 and 2009, $5,980,400 and $2,726,800 respectively, of the Company’s maintenance expense was funded by non-refundable maintenance reserves that had been recorded as income when earned.

During the nine months ended September 30, 2010, due to uncertainty about the collectibility of the related receivables, the Company recorded $283,800 of bad debt expense related to maintenance paid on behalf of a lessee.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt borrowings and excess cash flows.

(a)Credit Facility and New Credit Facility

During the nine months ended September 30, 2010, under the Former Credit Facility and New Credit Facility in the aggregate, the Company borrowed $2,000,000 and repaid $3,500,000 of the outstanding principal.  As of September 30, 2010 and December 31, 2009, the Company was in compliance with all covenants under the New Credit Facility and Former Credit Facility agreements, respectively.

On April 28, 2010, the Former Credit Facility expired after two short term-extensions, and the Company entered into the New Credit Facility.  The Company used its initial borrowing under the New Credit Facility, which has a two-year term, to pay off the outstanding balance of $50,000,000 due under the Former Credit Facility at that time.  As with the Former Credit Facility, the New Credit Facility is secured by all of the assets of the Company, including its aircraft portfolio.

As of November 12, 2010, the Company has an outstanding balance of $52,000,000 under the New Credit Facility. The Company is currently in compliance with all covenants of its New Credit Facility, and based on its current projections, the Company believes it will continue to be in compliance with those covenants, but there can be no assurance of future compliance.

The Company's interest expense in connection with the New Credit Facility will generally increase and decrease with prevailing interest rates. The Company’s New Credit Facility has a fixed interest rate margin that is higher than the highest variable margin that was applicable to the Company’s Former Credit Facility, but the Company does not anticipate that the higher margin will have a significant impact on the Company’s results. The Company has the ability to enter into interest rate swaps to economically hedge against interest rate increases in its floating rate debt under the New Credit Facility and has done so in the past with respect to debt owed under the Former Credit Facility.  (See Note 4 to the Company’s financial statements and paragraph (b) below).

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

The Swap expired on December 31, 2009 and, therefore, had no value on or after that date.  Gains and losses on the Swap were recorded as a component of interest expense. The Company recorded gains on the Swap of $170,000 and $449,700 for the three months and nine months ended September 30, 2009, respectively. The Company also recognized additional interest expense on the net settlement of the Swap of $191,900 and $554,400 in the three months and nine months ended September 30, 2009, respectively.

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

(c)Senior unsecured subordinated debt

As of September 30, 2010, the carrying amount of the Subordinated Notes was approximately $4,707,100 (outstanding principal amount of $4,856,500 less unamortized debt discount of approximately $149,400), and accrued interest payable was $0.  As of December 31, 2009, the carrying amount of the Subordinated Notes was approximately $8,976,200 (outstanding principal amount of $9,462,000 less unamortized debt discount of approximately $485,800), and accrued interest payable was $0.  As of September 30, 2010, December 31, 2009 and the date of this filing, the Company was in compliance with all covenants under the Subordinated Notes Agreement.

(d)Cash flow

The Company's primary sources of cash are aircraft lease rent and maintenance reserves billed monthly to lessees based on aircraft usage.  Maintenance reserves collected by the Company are not required by the leases to be segregated and are included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

The Company is currently not receiving lease revenue for its off-lease assets, comprised of six Fokker 50 and three Fokker 100 aircraft. In October 2010, the Company signed a term sheet with and received a deposit from a regional carrier in Asia for three-year leases of two of the Fokker 50 aircraft.  Three of the Company’s leases expire during the remainder of 2010.

The Company’s primary uses of cash are for servicing principal and interest payments due under its debt obligations, maintenance expense, management fees, professional fees, and insurance. Debt repayment obligations increased in April 2009, when the Subordinated Notes debt repayment schedule began to require repayment of principal in addition to interest.  The amount of interest paid by the Company depends on the outstanding balances of its Subordinated Notes debt, which bears a fixed interest rate, and its credit facilities, which carried or carry a floating interest rate as well as an interest rate margin.  The interest rate margin is higher under the New Credit Facility than under the Former Credit Facility, and the amount of interest owed under both facilities was and will continue to depend on changes in prevailing interest rates.

The timing and amount of the Company’s maintenance payments vary, depending on when lessees submit claims for reimbursement from reserves, the aggregate amount of such claims and the timing and amount of expenses incurred in connection with preparation of off-lease aircraft for re-lease to new customers.  The Company’s maintenance payments constitute a large portion of its cash needs, and the Company may from time to time borrow additional funds under the New Credit Facility to provide funding for such payments.

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

Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  Among the more significant factors outside the Company’s control that could have an impact on the accuracy of cash flow assumptions are (i) an increase in interest rates that negatively affects the Company’s profitability and causes the Company to violate covenants of the New Credit Facility agreement or the Subordinated Notes Agreement, which may in turn require repayment of some or all of the amounts outstanding under the New Credit Facility or the Subordinated Notes, (ii) lessee non-performance or non-compliance with lease obligations which may affect the New Credit Facility collateral limitations and covenants, Subordinated Notes covenants, and revenue and expenses, (iii) inability to locate and acquire a sufficient volume of additional aircraft assets at prices that will produce acceptable net returns, (iv) lessee performance of maintenance earlier than anticipated, and (v) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rental rates for the asset.

(i)Operating activities

The Company’s cash flow from operations decreased by $9,592,100 from the nine months ended September 30, 2009 compared to the same period in 2010. As discussed below, the change in cash flow was primarily a result of an increase in expenditures for maintenance, decreases in payments received for rent and maintenance reserves, and a tax refund received in the prior year, the effects of which were partially offset by an increase in payments received for security deposits.

Lease rents, maintenance reserves and security deposits

Several aircraft that were on lease in 2009 were off lease for all or part of the nine months ended September 30, 2010.  As a result, payments received from lessees for rent and maintenance reserves, which are based on usage of the Company’s aircraft, decreased by $1,513,800 and $2,028,400, respectively, in the nine months ended September 30, 2010 compared to the same period in 2009. In addition, a portion of the rent and maintenance reserves that were due for several aircraft was deferred during the 2010 period.

The Company received $1,571,500 more for security deposits during the nine months ended September 30, 2010 than in the same period of 2009.  The increase was primarily due to funds received when the Company drew on a letter of credit that served as security for two aircraft leases that were terminated early in 2010 as a result of the lessee’s bankruptcy.  The security deposit was used to fund maintenance required by the return conditions of the leases.

Payments for maintenance

Payments for maintenance increased by $5,416,800 in the nine months ended September 30, 2010, compared to the same period in 2009, as a result of payments related to off-lease aircraft. The majority of the Company’s maintenance expenditures during the nine months ended September 30, 2010 were related to two aircraft that were returned in early 2010, the maintenance for which was partially funded by security deposits, including a letter of credit, received from the previous lessee.  The amount of payments for maintenance in future periods will depend on the amount and timing of maintenance paid as reimbursement to lessees from maintenance reserves, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease aircraft.

Income taxes

During the nine months ended September 30, 2010, the Company paid taxes of $12,200.  During the nine months ended September 30, 2009 the Company paid taxes of $5,300 and received $1,625,100 of Federal tax refunds.

(ii)Investing activities

During the nine months ended September 30, 2010, the Company received cash of $2,380,700 from the collection of insurance proceeds for (i) an aircraft that was damaged and declared a total loss in January 2010 and (ii) an engine that was damaged in late 2009.   During the nine months ended September 30, 2010, the Company used cash of $575,800 for equipment that will be installed on several aircraft and for acquisition costs related to an aircraft engine purchased in December 2009, as well as deposits for two aircraft that the Company expects to purchase in late 2010 and early 2011.  During the first nine months of 2009, the Company used cash of $5,011,400 for asset purchases and capital equipment installed on aircraft.

(iii)Financing activities

The Company borrowed $2,000,000 and $4,000,000 during the first nine months of 2010 and 2009, respectively.  During the same periods, the Company repaid $8,105,500 and $12,677,000, respectively, of its outstanding debt.  Such payments were funded by excess cash flow.

Outlook

 (a)  General

The ongoing global economic downturn and slow rate of recovery from the recent recession have resulted in a significant reduction in airline passenger volume and in reaction to that, a reduction in the number of aircraft needed for operation by carriers in nearly all geographic areas.  This capacity reduction has created a challenging environment for the Company in three respects:

•The reduction in the demand for aircraft has increased the possibility that the Company’s current lessees will choose to return leased aircraft at lease expiration rather than renew the existing leases, notwithstanding that any such lessee may incur significant expenses to satisfy return conditions.  Unless they are renewed, leases for three of the Company’s assets will expire in the fourth quarter of 2010.  As such, the Company’s primary focus is extending current leases and remarketing aircraft that have been or are returned.  Due to decreased demand for aircraft capacity, it is likely that the Company will experience lower on-lease utilization rates and that the Company will experience longer lead times for remarketing of returned aircraft.

•The global economic situation has also increased the possibility of an unanticipated lessee default, particularly among the less-established carriers in the Company’s customer base, due to such lessee’s business failure.  A lessee’s default and the unscheduled return of an aircraft to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee’s default on its maintenance and return condition obligations.

•Finally, the downturn also has created fewer opportunities for acquisitions for the Company.  The Company’s customers are generally carriers needing additional aircraft to expand their route systems or increase frequencies.  In the current environment of reduced demand for air travel and consequently reduced capacity by carriers, there is likely to be a significant decrease in the pool of such customers requiring aircraft.  Therefore, it is possible that the Company’s portfolio growth will be slower than it has been in recent years, as fewer carriers seek to expand their fleets.

The Company’s largest customer by monthly revenue leased three Fokker 100 aircraft with expiration dates in July and December 2010.  However, that customer suspended operations on August 28, 2010.  The customer has been cooperating with the Company in arranging for the return of the three aircraft to the Company, and is negotiating with the Company for the settlement of the mutual obligations under the leases. In addition, a customer that leased two of the Company’s Fokker 50 aircraft, with leases expiring in November and December 2010, returned both aircraft to the Company in October.  During the third quarter of 2010, the Company wrote off receivables, totaling approximately $938,000, owed by both customers, and it is likely that, in order to prepare the aircraft for lease to new customers, the Company will incur significant maintenance costs.  The majority of such costs are likely to be incurred in the fourth quarter of 2010 and first quarter of 2011, which will result in significant maintenance expense in those periods.  Further, it is possible that such expenses will exceed the amount of non-refundable reserves received during the term of the leases.  The Company is in the process of estimating the cost of such maintenance.

The Company continues to monitor the performance of all of its customers and, in the third quarter of 2010, noted indications of weakened financial conditions and operating results for several of its customers.

In 2009 and early 2010, the Company agreed to defer a portion of the rent and maintenance reserves due from four customers that lease a total of nine of the Company’s aircraft, including the two Fokker 50 and three Fokker 100 aircraft discussed above.  The Company previously recorded an allowance for the deferred balance related to the two Fokker 50 aircraft and, during the third quarter, the Company applied the security deposits for the three Fokker 100 aircraft to the entire outstanding deferred balance.  During the third quarter, another customer fully paid its deferred balance.  The current remaining balance of deferred rent and maintenance reserves, due from one customer, is approximately $421,000.

(b)Remarketing Efforts

In October 2010, the Company signed a term sheet with and received a deposit from a regional carrier in Asia for three-year leases of the Company’s two Fokker 50 aircraft that were returned in October.  The Company is seeking lessees for its other four off-lease Fokker 50 and three Fokker 100 aircraft which are in the process of being returned to the Company.

(c)New Credit Facility

The terms of the Company’s New Credit Facility are substantially the same as those of the Company’s Former Credit Facility. The Company’s New Credit Facility has a fixed interest rate margin that is higher than the highest variable margin that was applicable to the Company’s Former Credit Facility, but the Company does not anticipate that the higher margin will have a significant impact on the Company’s results.

Factors that May Affect Future Results

General Economic Conditions and Lowered Demand for Travel. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is in a period of financial difficulty and contraction due to the protracted downturn in the global economy.  Passenger volume has fallen significantly for carriers worldwide, and the loss of revenue has affected many carriers’ financial condition. The ongoing credit crisis has made it difficult or impossible for many regional carriers to find the additional debt financing on which they have traditionally relied.  The confluence of these economic factors increases the likelihood of failures among the Company’s customers.  The spread of another flu epidemic, the threat or execution of a terrorist attack against aviation, a natural event that interrupts air traffic, such as the recent Iceland volcano eruption, or other like events could exacerbate an already weakened condition and lead to widespread failures in the air carrier industries.  If lessees experience financial difficulties and are unable to meet lease obligations, this will, in turn, negatively affect the Company’s financial performance.

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

The Company’s largest customer by monthly revenue leased three Fokker 100 aircraft.  However, that customer suspended operations on August 28, 2010.  At that time all three aircraft were in the process of being prepared for lease-end return, as the lease for one of the aircraft expired on July 19, 2010, and the other two were expiring in December 2010.   Though the parent of the carrier has declared bankruptcy, it is not clear whether the lessee intends to restart operations, or whether it will eventually also file for bankruptcy. To date, the lessee has been cooperating with the Company in arranging for the return of the aircraft, and is negotiating with the Company for the settlement of the mutual obligations under the lease.  The Company has written off the receivables owed by this lessee, and it is likely that the Company will have significant additional unanticipated expenses that would have been otherwise paid for by the lessee in order to prepare these aircraft for remarketing to a new lessee.

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

Concentration of Lessees and Aircraft Type. For the month ended October 31, 2010, based on monthly revenue, the Company’s four largest customers were located in Antigua, Germany, Netherlands Antilles and Norway and accounted for approximately 18%, 13%, 13%, and 13%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

As of October 31, 2010, the Company owned fourteen Fokker 50, eight DHC-8-300 and seven Fokker 100 aircraft, making these three aircraft types the dominant types in the portfolio and representing 20%, 25% and 32%, respectively, of net book value, respectively. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

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

Availability of Financing. The Company believes that the availability under the New Credit Facility will be sufficient to fund projected acquisitions through the end of 2011.   In the longer term, however, the Company’s continued growth will depend on its ability to obtain capital, either through debt or equity financings. The financial markets have experienced significant setbacks that have made access to capital more costly and difficult. As a result, commercial lending origination has dramatically decreased, and asset-based debt financing remains difficult to obtain. The Company will continue to seek additional lenders for participation in the New Credit Facility to increase the maximum amount available for borrowing under such facility to $110 million and will continue to investigate other sources of debt financing. There is no assurance that the Company will succeed in finding such additional funding, and if such financing is found, it will likely be on terms less favorable than the Company’s current debt financings.

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

Investment in New Aircraft Types.  The Company intends to continue to focus solely on regional aircraft and engines. Although the Company has traditionally invested in a limited number of types of turboprop aircraft and engines, the Company has also acquired several Fokker 100 regional jet aircraft and regional jet aircraft engines, and may continue to seek acquisition opportunities for new types and models of regional jet and turboprop aircraft and engines used in the Company's targeted customer base of regional air carriers.  Acquisition of other aircraft types and engines not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience managing those aircraft and engine types. The Company believes, however, that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage such new aircraft types and engines.  Further, the broadening of the asset types in the aircraft portfolio may have a benefit of diversifying the Company's portfolio (see "Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” above).

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting.  No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AEROCENTURY CORP.

Date: November 12, 2010	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer