Form 10-Q/A
period 2010-03-31
AEROCENTURY CORP
filed 2011-02-04
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Date of Original filing:  May 14, 2010
Date of Amendment: February 4, 2011
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

Explanatory Note:  This amendment is being filed to add an exhibit omitted from Part II, Item 6 of the original filing.

PART II
OTHER INFORMATION

Item 6.Exhibits

Exhibit Number	Description
10.12
Amendment to Amended and Restated Credit Agreement, between the Company, PNC Bank, N.A. as agent, and the participating lenders thereunder, dated March 31, 2010, incorporated by reference to Exhibit 99.3 to the Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2010.

31.1#	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

# Previously filed with the Quarrterly Report on Form 10-Q for the quarter ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROCENTURY CORP.

Date: February 4, 2011	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Sr. Vice President -Finance and Chief Financial Officer