Form 10-Q/A
period 2010-06-30
AEROCENTURY CORP
filed 2011-02-04
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Date of Original Filing: August 12, 2010
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

Explanatory Note:  This Amendment is being filed to add exhibits to Part II, Item 6 omitted from the original filing

PART II
OTHER INFORMATION

Item 6.Exhibits

Exhibit Number	Description
10.13
 Loan and Security Agreement, between the Company, Union Bank, N.A. as agent, and the participating lenders thereunder, dated April 28, 2010, incorporated by reference to Exhibit 99.1  to the Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010

10 .14
 Subordination and Intercreditor Agreement, between the Company, Union Bank, N.A. as agent, and the Subordinated Creditors thereunder, dated April 28, 2010, incorporated by freference to  the Exhibit 99.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010

10.15
 Subordination and Intercreditor Agreement, between the Company, Union Bank, N.A. as agent, and the Subordinated Creditors thereunder, dated April 28, 2010, incorporated by freference to the Exhibit 99.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010

10.16 #	Form of Revolving Note dated June 4, 2010, delivered to Umpqua Bank, issued under the Loan and Security Agreement between the Company and Union Bank, as Agent, dated April 28, 2010.
31.1#	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#Previously filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROCENTURY CORP.

Date: February 4, 2011	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer