Form 10-Q/A
period 2010-06-30
AEROCENTURY CORP
filed 2011-02-15
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
AMENDMENT NO. 2

Date of Original 10-Q Filing: August 12, 2010
Date of Amendment No. 1 on Form 10Q/A:  February 4, 2011
Date of Filing of this Amendment No. 2: February 14, 2011
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

Explanatory Note:  This Amendment No. 2 is being filed to revis the exhibit list in Part II, Item 6.
PART II
OTHER INFORMATION

Item 6.Exhibits

Exhibit Number	Description
10.13
 Loan and Security Agreement, between the Company, Union Bank, N.A. as agent, and the participating lenders thereunder, dated April 28, 2010, incorporated by reference to Exhibit 99.1  to  the Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010

10.14
 Subordination and Intercreditor Agreement, between the Company, Union Bank, N.A. as agent, and the Subordinated Creditors thereunder, dated April 28, 2010, incorporated by reference to  Exhibit 99.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010

10.15
 Management Fee Subordination Agreement, between the Company, JetFleet Management Corp. and Union Bank, N.A. as agent, dated April 28, 2010, incorporated by reference to  Exhibit 99.3 to the Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010

10. 16 #^	Form of Revolving Note dated June 4, 2010, delivered to Umpqua Bank, issued under the Loan and Security Agreement between the Company and Union Bank, as Agent, dated April 28, 2010.
31.1#	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3+	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4+	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.5	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.6	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.
# Previously filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 12, 2010 (the "June 30, 2010 10-Q Report")
^ This Agreement  was originally numbered Exhibit 10.12 in the originally filed June 30, 2010, 10-Q Report.
+ Previously filed with Amendment No. 1 on Form 10-Q/A, filed on February 4, 2011, which amended  the June 30, 2010, 10-Q Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROCENTURY CORP.

Date: February 14, 2011	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer