Form 10-K
period 2010-12-31
AEROCENTURY CORP
filed 2011-03-18
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes  ☐ No  ☒

On March 17, 2011 the aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price as of June 30, 2010) was $25,191,400.

The number of shares of the Registrant’s Common Stock outstanding as of March 17, 2011 was 1,543,257.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders.  Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) Part I, Item 1, “Business,” the Company’s statements regarding its belief that the Company can purchase assets at an appropriate price and maintain an acceptable overall on-lease rate for them; that the Company is able to enter into transactions with a wider range of lessees than its competitors; that the Company’s cash flow should continue to be sufficient to cover its expenses and Subordinated Notes payments and provide excess cash flow; that the Company expects it will have sufficient cash flow, or borrowing availability under its credit facility, to fund unusually large maintenance expenses; that competition may increase if competitors who have traditionally neglected the regional air carrier market begin to focus on that market; that the Company has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by many in the regional air carrier market; that the Company has a competitive advantage because JMC has developed a reputation as a global participant in the regional aircraft leasing market; and that neither compliance with laws regulating discharge of greenhouse gas and/or aircraft noise regulations, nor remedial agreements or other actions relating to the environment, are expected to have, a material effect on the Company’s capital expenditures, financial condition, and results of operations or competitive position; (ii) in Part II, Item 3, “Legal Proceedings,” the Company’s statements regarding its belief that none of the current lessee collection litigation, if resolved adverse to the Company, is anticipated to  have a material adverse effect on the Company’s financial condition or results of operations; (iii) in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations,”  the Company’s statements regarding its belief that the Company will continue to incur significant maintenance costs in order to prepare five aircraft for re-lease;  (iv) in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements regarding its belief that it will continue to be in compliance with its New Credit Facility covenants; that the Company does not anticipate that the higher margin under the New Credit Facility will have a significant impact on the Company’s results; that the Company will  have adequate cash flow to fund operational needs and payments required under the New Credit Facility and the Subordinated Notes and that this belief is based on reasonable assumptions; that the amount of maintenance expense incurred to prepare certain aircraft for re-lease will be lower in 2011 than in 2010; that two Fokker-50 aircraft are expected to be delivered in the second quarter of 2011; that a Dash-8-Q400 is expected to be delivered in April 2011; and that the Company expects to purchase an aircraft in 2011 for which a deposit was made in 2010;  (v) in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements regarding its belief that the Company will experience lower on-lease utilization rates and that the Company will experience longer lead times for remarketing of returned aircraft, as well as lower rental rates for remarketed aircraft; that the Company expects significant expense to be incurred when the maintenance work on aircraft returned in 2010 is completed in 2011; that the Company does not anticipate early returns of aircraft in 2011; that the balance of maintenance costs for aircraft returned in 2010 is approximately $4,600,000 and will likely be incurred in the first half of 2011; that the Company believes that the reserves received during the term of the leases and retained at the time the aircraft were returned will be sufficient to fund such maintenance; that two Fokker-50 aircraft are expected to be delivered in the second quarter of 2011; that a Dash-8-Q400 is expected to be delivered in April 2011; and that the four deferral agreements that were signed in 2009 and 2010 do not represent a trend that will result in additional deferral agreements in 2011;  (vi) in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” the Company’s statements regarding its belief that it will have sufficient cash funds to make any payment that arises due to any collateral base limitations; that most of the Company’s current and expected growth is expected outside of the United States; that the availability under the New Credit Facility will be sufficient to fund projected acquisitions through the end of 2011;  that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage such new aircraft types and engines;  that there are effective mitigating factors against undue compensation-incented risk-taking by JMC; and that the costs of complying with environmental regulations will not have a material adverse effect on the Company; and (vii) in Part II, Item 8, “Financial Statements,” the Company’s statements regarding its belief that future taxable income will be sufficient to realize the tax benefits of all the deferred tax assets on the balance sheet; that it expects to deliver two Fokker-50 aircraft to a new lessee in the second quarter of 2011; and that it expects to deliver a Dash-8-Q400 to a lessee in April 2011.  These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results," including the impact of the current economic downturn on the Company’s customer base of regional air carriers and the current lessees of the Company, in particular; the compliance of the Company's lessees with obligations under their respective leases including rental deferral agreements; risks related to use of debt financing for acquisitions; the Company’s success in finding appropriate assets to acquire with such financing; deviations from assumptions regarding maintenance cost on returned aircraft and that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.Business.

Business of the Company

AeroCentury Corp., a Delaware corporation incorporated in 1997 (the Company, as defined below) acquires used regional aircraft and aircraft engines for lease to foreign and domestic regional carriers.  Financial information for AeroCentury Corp. and its wholly-owned subsidiary, AeroCentury Investments VI LLC (“AeroCentury VI LLC”), which was dissolved in September 2009, (collectively, the “Company”), is presented on a consolidated basis.  All intercompany balances and transactions have been eliminated in consolidation.

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

The Company typically acquires additional assets in one of three ways.   The Company may purchase an asset already subject to a lease and assume the rights and obligations of the seller, as lessor under the existing lease.  Additionally, the Company may purchase an asset from an air carrier and lease it back to the seller.  Finally, the Company may purchase an asset from a seller and then immediately enter into a new lease for the aircraft with a third party lessee.  In this last case, the Company typically does not purchase an asset unless a potential lessee has been identified and has committed to lease the asset.  Occasionally, the Company may also acquire an asset for which it does not have a potential lessee.

The Company generally targets used regional aircraft and engines with purchase prices between $3 million and $10 million, and lease terms less than five years.  In determining assets for acquisition, the Company evaluates, among other things, the type of asset, its current price and projected future value, its versatility or specialized uses, the current and projected availability of and demand for that asset, and the type and number of future potential lessees.  Because JMC has extensive experience in purchasing, leasing and selling used regional aircraft, the Company believes it can purchase these assets at an appropriate price and maintain an acceptable overall on-lease rate for the Company’s assets.

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

When considering whether to accept transactions with a lessee, the Company examines the creditworthiness of the lessee, its short and long-term growth prospects, its financial status and backing, the experience of its management, and the impact of pending governmental regulation or de-regulation of the lessee’s market, all of which are weighed in determining the deal terms offered to the lessee. In addition, where applicable, it is the Company’s policy to monitor the lessee’s business and financial performance closely throughout the term of the lease, and if requested, provide assistance drawn from the experience of the Company’s management in many areas of the air carrier industry.  Because of its “hands-on” approach to portfolio management, the Company believes it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies.

The Company has funded its asset acquisitions primarily through debt financing supplemented by free cash flow.  The primary source of debt has been a credit facility. The Company’s previous $80 million credit facility (the “Former Credit Facility”), which was collateralized by all of the assets of AeroCentury Corp., was to expire on March 31, 2010, but was extended by written amendments to April 30, 2010.  On April 28, 2010, the Former Credit Facility was replaced with a new, two-year $75 million credit facility (the “New Credit Facility”) provided by a syndicate of banks, with Union Bank, N.A. as agent.  On June 4, 2010, the New Credit Facility was increased to $90 million, with the addition of a new participant bank’s commitment of $15 million.

An additional $14 million in debt financing was raised through the issuance of 16% senior unsecured subordinated notes ("Subordinated Notes") in 2007 and 2008, due December 30, 2011, the proceeds of which were used to pay down amounts previously borrowed under the Credit Facility. The Company has previously financed several asset acquisitions with lenders through asset-based term loans using special purpose subsidiaries.

The Company believes that its current cash position, cash generated through operations, and unused credit available under the New Credit Facility will be sufficient to meet the Company’s needs through the next twelve months.

Working Capital Needs

The Company’s portfolio of assets has historically generated revenues which have exceeded the Company’s cash expenses, which consist mainly of management fees, maintenance expense, interest payments, professional fees, insurance premiums and, beginning in April 2009, principal payments of the Subordinated Notes pursuant to an amortization schedule.

The Company's management fees payable to JMC are based upon the size of the asset pool. Maintenance costs for off-lease aircraft and costs funded by non-refundable reserves are recognized as an expense as incurred. Interest expense is dependent on the outstanding balances of the Company’s indebtedness, which has increased under the Former Credit Facility and New Credit Facility, and decreased under the Subordinated Notes as the Company has made principal payments pursuant to an amortization schedule. Professional fees are paid to third parties for expenses not covered by JMC under the Management Agreement.  Insurance expense includes amounts paid for directors and officers insurance, as well as product liability insurance and aircraft hull insurance for periods when an aircraft is off lease.

So long as the Company succeeds in keeping the majority of its assets on lease and interest rates do not rise significantly and rapidly, the Company’s cash flow should continue to be sufficient to cover these expenses and Subordinated Notes payments and provide excess cash flow. If the Company incurs unusually large maintenance expense in any given period, the Company expects it will have sufficient cash flow, or borrowing availability under its credit facility, to fund such maintenance.

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

Dependence on Significant Customers

For the year ended December 31, 2010 the Company had five significant customers, which accounted for 16%, 12%, 12%, 11% and 11%, respectively, of operating lease revenue, aggregating 62% of operating lease revenue. Concentration of credit risk with respect to lease receivables will diminish in the future only if the Company is able to lease additional assets or re-lease to new customers assets currently on lease to significant customers.

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

Item 2.Properties.

As of December 31, 2010, the Company did not own or lease any real property, plant or materially important physical properties.  The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010.  However, since the Company has no employees and the Company’s portfolio of leased aircraft assets is managed and administered under the terms of the Management Agreement with JMC, all office facilities are provided by JMC.

At December 31, 2010, the Company owned one Bombardier Dash-8-Q400, eight Bombardier Dash-8-300s, two deHavilland DHC-8-100s, three deHavilland DHC-6s, fourteen Fokker 50s, two Saab 340As, six Saab 340Bs, seven Fokker 100s, and three General Electric CF34-8E aircraft engines which are on lease or held for lease.

Item 3.Legal Proceedings.

The Company is not involved in any material legal proceedings. The Company from time to time engages in ordinary course litigation relating to collection matters against defaulting lessees. None of the current lessee collection litigation, if resolved adverse to the Company, is anticipated to have a material adverse effect on the Company’s financial condition or results of operations.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities.

The shares of the Company’s Common Stock are traded on the NYSE AMEX exchange (“AMEX”) under the symbol “ACY.”

Market Information

The Company’s Common Stock has been traded on the AMEX since January 16, 1998.  The following table sets forth the high and low sales prices reported on the AMEX for the Company’s Common Stock for the periods indicated:

Period	High	Low
Fiscal year ending December 31, 2011:
First quarter through March 16, 2011	$24.00	$15.35
Fiscal year ended December 31, 2010:
Fourth Quarter	18.18	14.33
Third Quarter	22.38	13.00
Second Quarter	25.00	17.65
First Quarter	21.50	13.33
Fiscal year ended December 31, 2009:
Fourth Quarter	24.95	15.22
Third Quarter	19.95	8.68
Second Quarter	9.60	5.00
First Quarter	11.00	3.15

On March 16, 2011, the closing stock sale price on the NYSE AMEX exchange was $16.11 per share.

Number of Security Holders

According to the Company’s transfer agent, the Company had approximately 2,400 stockholders of record as of March 1, 2011.  Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of beneficial stockholders, the Company is unable to estimate the total number of beneficial stockholders represented by those record holders.

Dividends

No dividends have been declared or paid to date.  The Company has no plans at this time to declare or pay dividends, and intends to re-invest any earnings into the acquisition of additional revenue generating aircraft equipment.

The terms of the New Credit Facility and Subordinated Notes prohibit the Company from declaring or paying dividends on its Common Stock, except for cash dividends in an aggregate annual amount not to exceed 50% of the Company's net income in the immediately preceding fiscal year so long as immediately prior to and immediately following such dividend the Company is not in default under the New Credit Facility and Subordinated Notes Agreement.

Stockholder Rights Plan

In December 2009, the Company’s Board of Directors adopted a stockholder rights plan granting a dividend of one stock purchase right for each share of the Company’s common stock outstanding as of December 18, 2009 and the Company entered into a rights agreement dated December 1, 2009 in connection therewith. The rights become exercisable only upon the occurrence of certain events specified in the rights agreement, including the acquisition of 15% of the Company’s outstanding common stock by a person or group in certain circumstances.  Each right allows the holder, other than an “acquiring person,” to purchase one one-hundredth of a share (a unit) of Series A Preferred Stock at an initial purchase price of $97.00 under circumstances described in the rights agreement. The purchase price, the number of units of preferred stock and the type of securities issuable upon exercise of the rights are subject to adjustment. The rights expire at the close of business December 1, 2019 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, has no rights as a stockholder of the Company, including the right to vote or to receive dividends.

Item 6.    Selected Financial Data.

This report does not include information described under Item 301 of Regulation S-K pursuant to the rules of the SEC that permit “smaller reporting companies” to omit such information.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company owns regional aircraft and engines, which are typically leased to customers under triple net operating leases. The Company defines an “operating lease” as a lease with a term that is less than the useful life of the asset. A “triple net operating lease” is an operating lease under which, in addition to monthly rental payments, the lessee is generally responsible for the taxes, insurance and maintenance and repair of the aircraft arising from the use and operation of the aircraft during the term of the lease.  The acquisition of such equipment is generally made using debt financing. The Company’s profitability and cash flow are dependent in large part upon its ability to acquire equipment, obtain and maintain favorable lease rates on such equipment, and re-lease or sell equipment that comes off lease.  The Company is subject to the credit risk of its lessees, both as to collection of rental payments and as to performance by lessees of their obligations to maintain the equipment.  Since lease rates for assets in the Company’s portfolio generally decline as the assets age, the Company’s ability to maintain revenue and earnings is primarily dependent upon the Company’s ability to acquire and lease additional assets.

The Company’s principal cash expenditures are for management fees, maintenance expense, interest payments, professional fees, insurance and principal payments of the Subordinated Notes pursuant to an amortization schedule.

The most significant non-cash expenses include aircraft and engine depreciation and, in some years, impairment provisions, which are affected by significant estimates, and amortization of costs associated with the Company’s Subordinated Notes, which is included in interest expense.

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

    a.Aircraft Capitalization and Depreciation

The Company’s interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs.  Since inception, the Company has purchased only used aircraft and aircraft engines.  It is the Company’s policy to hold aircraft for approximately twelve years unless market conditions dictate otherwise.  Therefore, depreciation on aircraft is initially computed using the straight-line method over the twelve-year period to an estimated residual value based on appraisal.  The Company estimates the period over which it will hold aircraft engines based upon estimated usage, repair costs and other factors, and depreciates them to their appraised residual value over such period using the straight-line method. The amount of the depreciation expense recognized by the Company during any accounting period with respect to a particular asset depends upon the estimated holding period over which such asset is depreciated.

The Company periodically reviews plans for lease or sale of its aircraft and aircraft engines and changes, as appropriate, the remaining expected holding period for such assets.  Estimated residual values are reviewed and adjusted periodically, based upon updated appraised residual estimates and the expected holding periods.  Decreases in the market value of aircraft could affect not only the current value, discussed above, but also the estimated residual value. A reduction in the estimated residual value of an asset results in an increase in the amount of depreciation expense recognized by the Company during the remaining holding period of the asset.

    b.Impairment of Long-lived Assets

The Company reviews assets for impairment when there has been an event or a change in circumstances indicating that the carrying amount of a long-lived asset may not be recoverable. In addition, the Company routinely reviews all assets for impairment annually.  Recoverability of an asset is measured by comparison of its carrying amount to the future estimated undiscounted cash flows (without interest charges) that the asset is expected to generate.  Estimates are based on currently available market data and independent appraisals and are subject to fluctuation from time to time.  If these estimated cash flows are less than the carrying value of an asset at the time of evaluation, any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Fair value is determined by reference to independent appraisals and other factors considered relevant by management.  Significant management judgment is required in the forecasting of future operating results that are used in the preparation of futures estimated undiscounted cash flows and, if different conditions prevail in the future, material write-downs may occur.  No impairment provision was recorded in 2010 or 2009.

    c.Maintenance Reserves and Accrued Costs

Maintenance costs under the Company’s triple net operating leases are typically the responsibility of the lessees, and the majority of the Company’s leases require the payment of monthly maintenance reserves.  Maintenance reserves and accrued costs in the accompanying consolidated balance sheets include: (i) refundable maintenance payments billed to lessees, which are paid out as related maintenance is performed or at the end of the lease, (ii) for lessees that pay non-refundable maintenance reserves, estimated maintenance costs accrued at the time a reimbursement claim or sufficient information is received regarding maintenance work performed, and (iii) maintenance for work performed for off-lease aircraft, which is not related to the release of reserves received from lessees.

Non-refundable maintenance reserves are reflected as revenue based on reported usage, if collectibility is reasonably assured.  The Company uses the direct expense method, under which maintenance costs are expensed as incurred.

Maintenance reserves are set by mutual agreement of the Company and its lessee at inception of the lease and are based on the Company's estimate of the total maintenance cost at some future point resulting from the lessee’s usage. Reserve rates are typically subject to an annual adjustment provision that accounts for inflation of maintenance costs.   If a lessee is required to repair a component during the lease or perform a repair at lease end in order to comply with aircraft return conditions, it will be entitled to collect the reserves related to that repair from the Company, and any excess costs would then be the responsibility of the lessee.  Therefore, if maintenance rates do not accurately reflect the true cost of a repair, the Company will not incur any financial impact.  If, however, the Company repossesses an aircraft upon a lessee default, the Company would incur expense for the entire cost of the maintenance.  If maintenance rates under a defaulted lease inaccurately reflect the costs of the lessee's usage, such costs would be in excess of collected reserves.  It is also possible that, in order to remarket a repossessed aircraft, certain inspections and repairs may need to be performed earlier than otherwise required by the manufacturer or regulatory specifications.  In such a case, the collected reserves from the defaulted lessee, which were established assuming a normal interval between repairs, would likely be insufficient to cover the total cost incurred by the Company.

In 2009 and 2010, several aircraft were returned to the Company prior to their respective lease expirations.  The Company incurred significant maintenance expense as a result of the returns, and, in some cases, the maintenance reserves retained by the Company at the time of the returns were insufficient to cover the required maintenance.

    d.Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting principles generally accepted in the United States of America (“GAAP”) purposes.  These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet.  Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance.  To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease in the tax provision in the consolidated statements of operations.  As discussed in Notes 1 and 8 to the consolidated financial statements, the Company measures and discloses the amount of its unrecognized tax positions.  The Company had no valuation allowances or material unrecognized tax positions in 2010 or 2009.

Significant management judgment is required in estimating the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes. If actual taxable income is less than these estimates or if the Company adjusts its estimates of future taxable income, the Company may not realize any benefit from its deferred tax assets and its operating results and financial condition could be materially affected.

    e.Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements.  Deferred rent is recorded when the cash rent received is lower than the straight-line revenue recognized. Such receivables decrease over the term of the applicable leases.  Non-refundable maintenance reserves billed to lessees are accrued as maintenance reserves revenue based on aircraft usage.  In instances where collectibility is not reasonably assured, the Company recognizes revenue as cash payments are received. The Company estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer, the level of past due accounts, and its analysis of the lessee’s overall financial condition. If the financial condition of the Company’s customers deteriorates, it could result in actual losses exceeding the estimated allowances.

During 2010, due to uncertainty about the collectibility of the related receivables, the Company recorded $283,800 of bad debt expense related to maintenance paid on behalf of a lessee.  In 2009, the Company recorded bad debt expense of $208,000 and reduced maintenance reserves revenue by $251,000, to reserve against amounts due from two lessees with which the Company had previously agreed to defer a portion of rent and reserves payments due during 2009.  The Company also recorded bad debt expense of $1,300 in 2009 in connection with the return of an aircraft.

Results of Operations

The Company’s net income decreased by $4,009,300 in 2010 compared to 2009, due primarily to decreased operating lease revenue and increased maintenance expense, the aggregate effect of which was partially offset by increased maintenance reserves revenue and decreased interest expense.

Operating lease revenue decreased by $4,279,700 in 2010 compared to 2009, primarily because of a $3,841,000 decrease in revenue related to aircraft that were off lease for all or part of 2010, a $737,000 decrease related to assets that were re-leased in 2010 at lower rates, and a $967,000 decrease due to uncertainty about the collectibility of certain receivables.  The effects of these reductions were partially offset by a $478,000 increase in revenue related to aircraft engines purchased in the second half of 2009 and a $784,000 increase related to aircraft that were on lease in 2010, but were off lease in the 2009 period.

Maintenance reserves revenue increased by $1,012,900 in 2010 compared to 2009. The 2010 period included maintenance reserves revenue of $3,263,300 related to refundable maintenance reserves retained by the Company when two aircraft were repossessed in early 2010.  Such funds have been used for maintenance required by the return conditions of the leases. During 2010, the Company recorded a $494,600 reduction in maintenance reserves revenue due to uncertainty about the collectibility of the related receivables.

Other income increased by $195,500 in 2010 compared to 2009, primarily because the 2010 period included a net gain on insurance proceeds that the Company received for one of its DHC-8-100 aircraft that had sustained significant damage in January, as well as the sale of spare parts and an engine that was replaced on another of the Company’s DHC-8-100 aircraft. The 2009 period included interest on a federal tax refund, as well as a gain on expected insurance proceeds for damage to the Company’s spare Saab 340A aircraft engine.

The Company recognized $3,739,700 more in maintenance expense in 2010 than in 2009.  The 2010 period included an increase in maintenance performed on aircraft that were returned to the Company during the year, which was funded primarily by reserves previously collected by the Company.  This increase was partially offset by a year-to-year decrease in maintenance performed by lessees using non-refundable reserves and a decrease in maintenance performed on other off-lease aircraft.   During 2010 and 2009, $8,577,000 and $3,375,100 respectively, of the Company’s maintenance expense was funded by non-refundable maintenance reserves that had been recorded as revenue when earned.

In 2010, two customers, which leased two Fokker 50 and three Fokker 100 aircraft, experienced severe financial difficulties and returned the five aircraft to the Company. One of the customers was a significant customer based on 2010 lease revenue.  The Company retained all maintenance reserves, totaling $12,752,500 which were previously recorded as maintenance reserves revenue.  The Company has incurred and will continue to incur significant maintenance costs in order to prepare the five aircraft for lease to new customers.  Approximately $4,173,000 of such costs was incurred in 2010.

The two customers referenced above were two of four customers with which the Company agreed to defer a portion of the rent and maintenance reserves due during 2009 and 2010.  During 2010, the Company wrote off receivables, totaling approximately $938,000, owed by both customers at the time the aircraft were returned. Such write-offs resulted in reductions to the Company’s operating lease revenue, maintenance reserves revenue and other income of $579,300, $344,800 and $13,900, respectively.

Interest expense decreased by $903,800 in 2010 compared to 2009, primarily as a result of a lower average Subordinated Notes balance and lower discount amortization, as well as the expiration of the Company’s interest rate swap in December 2009. The effects of these decreases were partially offset by an increase in the applicable LIBOR rate from year to year.  In addition, the interest rate margin and fee amortization related to the Company’s New Credit Facility were higher than under the Former Credit Facility.

Professional fees and general and administrative expenses increased by $371,500 in 2010, compared to 2009, primarily because of legal expense incurred in 2010 in connection with the repossession of five aircraft.  Insurance expense increased by $176,000 in 2010, compared to 2009, because more aircraft were off lease in 2010.

The Company’s effective tax rate was approximately 35% in the years ended December 31, 2010 and 2009.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt borrowings and excess cash flows.

    (a)Former Credit Facility and New Credit Facility

During 2010, under the Former Credit Facility and New Credit Facility in the aggregate, the Company borrowed $13,000,000 and repaid $3,500,000 of the outstanding principal.  As of December 31, 2010, and December 31, 2009, the Company was in compliance with all covenants under the New Credit Facility and Former Credit Facility agreements, respectively.

On April 28, 2010, the Former Credit Facility expired after two short term-extensions, and the Company entered into the New Credit Facility.  The Company used its initial borrowing under the New Credit Facility, which has a two-year term, to pay off the outstanding balance of $50,000,000 due under the Former Credit Facility at that time.  As with the Former Credit Facility, the New Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

The New Credit Facility is expandable on the addition of new participating lenders or increased participation by existing lenders to $110,000,000.   It has a two-year term and provides for borrowing up to an amount equal to 75% of the value of the eligible collateral that secures the credit facility.  Assets that are off lease in excess of four months or under lease but with payments in arrears by more than 30 days are excluded from the collateral base.  The facility requires payments of interest only which floats at a rate equal to either LIBOR or the prime rate, plus a margin of 3.75%.   The credit facility agreement requires the Company to maintain compliance with certain financial covenants related to (i) total debt to net worth; (ii) interest to net income; (iii) income to debt service; (iv) minimum tangible net worth; and (v) net losses.  Any failure to maintain compliance with such covenants is deemed a default under the agreement.

As of March 16, 2011, the Company had an outstanding balance of $63,000,000 under the New Credit Facility.  Although the total maximum available credit under the New Credit Facility is $27,000,000, exclusion of certain aircraft, primarily off-lease, from the collateral base has decreased the maximum available credit to $328,000 at that date.

The Company is currently in compliance with all covenants of its New Credit Facility, and based on its current projections, the Company believes it will continue to be in compliance with those covenants, but there can be no assurance of future compliance.

The Company's interest expense in connection with the New Credit Facility will generally increase and decrease with prevailing interest rates. The Company’s New Credit Facility has a fixed interest rate margin that is higher than the highest variable margin that was applicable to the Company’s Former Credit Facility, but the Company does not anticipate that the higher margin will have a significant impact on the Company’s results. The Company has the ability to enter into interest rate swaps to economically hedge against interest rate increases in its floating rate debt under the New Credit Facility and has done so in the past with respect to debt owed under the Former Credit Facility.  (See Note 6 to the Company’s financial statements and paragraph (b) below).

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

The Swap expired on December 31, 2009 and, therefore, had no value on or after that date.  Gains and losses on the Swap were recorded as a component of interest expense. The Company recorded a gain on the Swap of $645,800 for the year ended December 31, 2009.  The Company also recognized additional interest expense on the net settlement of the Swap of $748,600 in 2009.

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

    (c)Senior unsecured subordinated debt

In April 2007, the Company entered into a securities purchase agreement (the “Subordinated Notes Agreement”), whereby the Company would issue 16% Subordinated Notes, with an aggregate principal amount of $28 million to certain note purchasers. In July 2008, the Company and the holders of Subordinated Notes agreed to amend the Subordinated Notes Agreement to reduce the maximum amount of Subordinated Notes to be issued from $28 million to $14 million.  The final maturity is December 30, 2011.  Principal payments which fully amortize the balance of the Subordinated Notes were due beginning April 30, 2009 through December 30, 2011 in amounts necessary to cause (i) the balance of the Subordinated Notes and (ii) the ratio of total outstanding debt under the Credit Facility and Subordinated Notes compared to the discounted portfolio value to not exceed amounts specified in the Subordinated Notes Agreement.

The Subordinated Notes purchasers hold warrants to purchase up to 81,224 shares of the Company's common stock at an exercise price of $8.75 per share.  The warrants are exercisable for a four-year period after the earliest of (i) a change of control, or (ii) the final maturity of the related Subordinated Notes.  Pursuant to an investors rights agreement, the warrants are subject to registration rights that require the Company to use commercially reasonable efforts to register the shares issued upon exercise of the warrants on a registration statement filed with the SEC.

During 2009 and 2010, the Company repaid $4,538,000 and $7,118,500 of principal under the Subordinated Notes, respectively. The Company was in compliance with all covenants under the Subordinated Notes Agreement as of December 31, 2010 and 2009.

    (d)Special purpose financing

In March 2009, the Company repaid the outstanding principal owed by its subsidiary, AeroCentury VI LLC, under its special purpose financing which was used to finance one aircraft.  At the same time, the Company transferred ownership of the aircraft that served as collateral for the financing from AeroCentury VI LLC to AeroCentury Corp.  AeroCentury VI LLC was dissolved in September 2009.

    (e)Cash flow

The Company's primary sources of cash are operating lease revenue and maintenance reserves billed monthly to lessees based on aircraft usage.  Maintenance reserves collected by the Company are not required by the leases to be segregated and are included in cash and cash equivalents on the Company’s consolidated balance sheets.

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

The timing and amount of the Company’s payments for maintenance vary, depending on the timing of lessee-performed maintenance which is eligible for reimbursement, the aggregate amount of such claims and the timing and amount of maintenance incurred in connection with preparation of off-lease aircraft for re-lease to new customers.  The Company’s maintenance payments constitute a large portion of its cash needs, and the Company may from time to time borrow additional funds under the New Credit Facility to provide funding for such payments.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under the New Credit Facility and Subordinated Notes, based upon its estimates of future revenues and expenditures, which include assumptions regarding (i) revenues for assets to be re-leased, (ii) timely use of proceeds of unused debt capacity toward additional acquisitions of income producing assets, (iii) required debt payments, (iv) interest rates, and (v) the cost and anticipated timing of maintenance to be performed.

Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  Among the more significant factors outside the Company’s control that could have an impact on the accuracy of cash flow assumptions are (i) lessee non-performance or non-compliance with lease obligations, including obligations under deferral agreements as discussed in “Outlook", below, which may affect the New Credit Facility collateral limitations and covenants, Subordinated Notes covenants, and revenue and expenses, (ii) an increase in interest rates that negatively affects the Company’s profitability and causes the Company to violate covenants of the New Credit Facility agreement or the Subordinated Notes Agreement, which may in turn require repayment of some or all of the amounts outstanding under the New Credit Facility or the Subordinated Notes, (iii) inability to locate and acquire a sufficient volume of additional aircraft assets at prices that will produce acceptable net returns, (iv) lessee performance of maintenance earlier than anticipated, and (v) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rental rates for the asset.

       (i)Operating activities

The Company’s cash flow from operations decreased by $14,242,100 from 2009 to 2010. As discussed below, the change in cash flow was primarily a result of an increase in expenditures for maintenance, decreases in payments received for rent and maintenance reserves, and a tax refund received in the prior year, the effects of which were partially offset by an increase in payments received for security deposits in 2010.  As discussed in “Outlook” below, it is likely that the Company’s operating lease revenue will be lower in 2011 than in 2010.  The Company incurred significant maintenance expense in 2010 to prepare certain aircraft for re-lease.  It is likely that the Company will continue to incur significant maintenance expense in 2011 to prepare some of those aircraft for re-lease, but the Company currently anticipates that the amount of such maintenance will be lower in 2011 than in 2010.

 Operating lease revenue, maintenance reserves revenue and security deposits

Several aircraft that were on lease in 2009 were off lease for all or part of 2010.  As a result, payments received from lessees for rent and maintenance reserves decreased by $3,718,700 and $2,856,300, respectively, in 2010 compared to 2009. In addition, the Company did not receive payment of a portion of the rent and maintenance reserves due in 2010 from two customers when five aircraft were returned early.  As a result, the Company wrote off the related receivables.

The Company currently is receiving no lease revenue for its off-lease assets, comprised of four Fokker 50, three Fokker 100, one Bombardier Dash-8-Q400 and one Saab 340-B aircraft, and for a Fokker 50 aircraft for which a lease has been signed and for which delivery to the customer is expected to occur in the second quarter of 2011.    In February 2011, the Company signed a term sheet with and subsequently received a deposit from a regional carrier in the country of Georgia for a three-year lease of one of the four Fokker 50 aircraft, with delivery to the customer expected to occur in the second quarter of 2011.  The Company also signed a term sheet and subsequently received a deposit from a regional carrier in Africa for a four-year lease of the Bombardier Dash-8-Q400 aircraft.  Delivery of the aircraft is expected to occur in April 2011.

The Company received $1,446,600 more for security deposits during 2010 than in 2009.  The increase was primarily due to funds received when the Company drew on a letter of credit that served as security for two aircraft leases that were terminated early in 2010 as a result of the lessee’s bankruptcy.  The security deposit was used to partially fund maintenance required by the return conditions of the leases.

Payments for maintenance

Payments for maintenance increased by $6,728,700 in 2010, compared to 2009, as a result of payments related to off-lease aircraft. The majority of the Company’s maintenance expenditures during 2010 were related to two aircraft that were returned in early 2010, the maintenance for which was partially funded by security deposits, including a letter of credit, received from the previous lessee.  The amount of payments for maintenance in future periods will depend on the amount and timing of maintenance paid as reimbursement to lessees for maintenance reserves claims, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease aircraft.

Income taxes

During 2010, the Company paid taxes of $14,000.  During 2009 the Company paid taxes of $5,900 and received $1,625,100 of federal tax refunds.

       (ii)Investing activities

During 2010, the Company received cash of $2,789,900 from the collection of insurance proceeds for (i) an aircraft that was damaged and declared a total loss in January 2010 and (ii) an engine that was damaged in late 2009.   During 2010, the Company used cash of $9,098,900 for the purchase of an aircraft, equipment that has been or will be installed on several aircraft and for acquisition costs related to an aircraft engine purchased in December 2009, as well as a deposit for an aircraft that the Company expects to purchase in 2011.  During 2009, the Company used cash of $9,901,700 for asset purchases and capital equipment installed on aircraft.

In June and July 2010, the Company executed letters of intent related to the Company’s proposed purchase of two Bombardier Dash-8-Q400 aircraft for an aggregate purchase price of approximately $17 million.   The Company purchased the first aircraft in December 2010 and, in March 2011, signed a term sheet and received a deposit for a four-year lease of the aircraft.  The Company is currently negotiating for the purchase of the second aircraft.

       (iii)Financing activities

The Company borrowed $13,000,000 and $8,000,000 under the Former Credit Facility and New Credit Facility during 2010 and 2009, respectively.  The Company repaid $10,618,500 and $17,882,000 of its total outstanding debt in 2010 and 2009, respectively.  Such payments were funded by excess cash flow.

Outlook

     (a)  General

The ongoing global economic downturn and slow rate of recovery from the recent recession resulted in a significant reduction in airline passenger volume and in reaction to that, a reduction in the number of aircraft needed for operation by carriers in nearly all geographic areas.  This capacity reduction has created a challenging environment for the Company in three respects:

•The reduction in the demand for aircraft has increased the possibility that the Company’s current lessees will choose to return leased aircraft at lease expiration rather than renew the existing leases, notwithstanding that any such lessee may incur significant expenses to satisfy return conditions.  Unless they are renewed, leases for two and six  of the Company’s assets will expire in the first and second halves of 2011, respectively.  The lessee for one of the aircraft with a lease expiring in the first half of 2011 has indicated that it will extend the lease. As discussed below, the Company’s primary focus is extending current leases and remarketing aircraft that have been or are returned. Due to decreased demand for aircraft capacity, it is likely that the Company will experience lower on-lease utilization rates and that the Company will experience longer lead times for remarketing of returned aircraft, as well as lower rental rates for remarketed aircraft, as was the case with several lease extensions and re-leases during 2010.  Such factors will likely result in lower operating lease revenue in 2011.

•The global economic situation has also increased the possibility of an unanticipated lessee default, particularly by the Company’s less-established carriers, due to such lessee’s business failure.  A lessee’s default and the unscheduled return of an aircraft to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee’s default on its maintenance and return condition obligations. The Company’s operating lease revenue was significantly lower in 2010 than in 2009, primarily as a result of aircraft that were returned to the Company during 2010. The Company also incurred significant amounts of maintenance expense in 2010 and, as discussed below, expects significant expense when the maintenance work is completed in 2011.  Although the Company does not anticipate early returns of aircraft in 2011, the Company monitors the performance of all of its customers and continues to note indications of weakened financial conditions and operating results for several of its customers.

•Finally, the downturn also has created fewer opportunities for acquisitions for the Company.  The Company’s customers are generally carriers needing additional aircraft to expand their route systems or increase frequencies.  In the current environment of reduced demand for air travel and consequently reduced capacity by carriers, there is likely to be a significant decrease in the pool of such customers requiring aircraft.  Therefore, it is possible that the Company’s portfolio growth will continue to be slow, as fewer carriers seek to expand their fleets.

    (b)Remarketing Efforts

Six Fokker 50 and three Fokker 100 aircraft were returned to the Company in 2010. The Company has incurred and will continue to incur significant maintenance costs in order to prepare the aircraft for lease to new customers.  The Company estimates that the balance of such costs is approximately $4,600,000 and will likely be incurred in the first half of 2011, resulting in significant maintenance expense in that period. Although the Company believes that the reserves received during the term of the leases and retained at the time the aircraft were returned will be sufficient to fund such maintenance, it is possible that the maintenance costs will exceed the amount of the retained reserves.

In February 2011, the Company delivered a Fokker 50 aircraft to a regional carrier in Asia, the lease for which had been signed in December 2010.

In February 2011, the Company signed a three-year lease for another of its off-lease Fokker 50 aircraft with the same customer in Asia.  The Company also signed a term sheet and received a deposit from a second customer in Asia for a three-year lease of another Fokker 50 aircraft.  The Company expects to deliver both aircraft in the second quarter of 2011.

In March 2011, the Company signed a term sheet and received a deposit from a regional carrier in Africa for a four-year lease of a Bombardier Dash-8-Q400 aircraft that had been purchased in December 2010.  Delivery of the aircraft is expected to occur in April 2011. The Company is negotiating the lease of one of its three Fokker 100 aircraft that were off lease at December 31, 2010.

In March 2011, the Company agreed to a 30-month lease extension for a Dash-8-300 aircraft, the lease for which was to expire in March.  The lessee for that aircraft has indicated that it will also extend the lease for a second Dash-8-300 aircraft, which is subject to a lease expiring in May 2011.

The Company is seeking lessees for its remaining off-lease assets, comprised of three Fokker 50 and two Fokker 100 aircraft that were off lease at December 31, 2010 and one Saab 340B aircraft that was returned under the lease terms in March 2011.

    (c)New Credit Facility

As of March 16, 2011, the amount available to the Company under the New Credit Facility, after exclusion of certain aircraft, was approximately $328,000.  As discussed below in “(d) Deferral Agreements,” the Company has one outstanding deferral agreement for rent and maintenance reserves owed to the Company with the lessee of two Fokker 100 aircraft.   Currently, the lessee is more than 30 days overdue in its obligations to the Company, and the two Fokker 100 aircraft are excluded from the collateral base under the New Credit Facility.  If the other aircraft that are currently off lease are not re-leased in the time period currently anticipated by the Company, and if the lessee does not become current in its obligations to the Company, the Company would likely have to make a principal payment under the New Credit Facility, for which the Company might not have sufficient immediately-available funds.

    (d)Deferral Agreements

During 2009, the Company signed deferral agreements with four customers.  Pursuant to the terms of the agreements, one deferral was fully paid in 2009 and one was fully paid in 2010 pursuant to the terms of the agreements.

During 2010, the Company signed additional deferral agreements with three of the four customers that had deferral agreements in 2009. During 2010, two of the customers returned aircraft to the Company prior to lease-end, and the Company wrote off receivables, totaling approximately $938,000, owed by both customers at the time the aircraft were returned.  Such write-offs resulted in reductions to the Company’s operating lease revenue, maintenance reserves revenue and other income of $579,300, $344,800 and $13,900, respectively.  The Company currently has only one deferral balance outstanding, with a customer that leases two Fokker 100 aircraft and was a significant customer in 2010 based on operating lease revenue.

Because two of the Company’s customers that had deferral agreements are no longer customers of the Company, the Company does not believe that, based on its evaluation of its current customers and historical experience, that the four deferral agreements that were signed in 2009 and 2010 represent a trend that will result in additional deferral agreements in 2011.

Factors that May Affect Future Results

General Economic Conditions and Lowered Demand for Travel. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is in a period of financial difficulty and contraction due to the protracted downturn in the global economy.  Passenger volume has fallen significantly for carriers worldwide, and the loss of revenue has affected many carriers’ financial condition. The ongoing credit crisis has made it difficult or impossible for many regional carriers to find the additional debt financing on which they have traditionally relied.  The confluence of these economic factors increases the likelihood of failures among the Company’s customers.  The spread of another flu epidemic, the threat or execution of a terrorist attack against aviation, a natural event that interrupts air traffic, such as the 2010 Iceland volcano eruption, political crises or other events that cause a prolonged spike in fuel prices, or other like events could exacerbate an already weakened condition and lead to widespread failures in the air carrier industries.  If lessees experience financial difficulties and are unable to meet lease obligations, this will, in turn, negatively affect the Company’s financial performance.

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

Economic downturns can affect certain regions of the world more than others.  As the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases aircraft could have a significant adverse impact on the Company.  Currently, the largest proportion of the Company’s business by revenue comes from the European and Caribbean regions, in which seven and two, respectively, of the Company’s lessees operate assets.   The European and Caribbean regions constitute 43% and 27%, respectively, of the Company’s lease revenue.

Several of the Company's customers have experienced financial difficulties arising from a combination of the weakened air carrier market and their own unique financial circumstances and have requested and been granted deferral of certain overdue and/or future rental or reserve payment obligations as disclosed in the section entitled "Outlook (d) Deferral Agreements.”  If the current weakened air carrier environment continues, it is possible that the Company may enter into additional deferral agreements. When a customer requests a deferral of lease obligations, the Company evaluates the lessee’s financial plan, the likelihood that the lessee can remain a viable carrier, and whether the deferral will be repaid according to the agreed schedule.  If the Company feels that there is a risk that deferred obligations will not be repaid, the Company does not record the deferred rent and reserve payments and instead records an allowance for doubtful accounts. If the Company makes a judgment that the lessee is likely to meet its deferred obligations, the Company continues to record the deferred rental and reserve payments as revenue in the periods in which they accrue.  It is possible that a lessee that the Company judges to be likely to repay its deferred obligations could experience a worsening financial condition.  In that circumstance, the Company may determine that full repayment of the deferred obligations is no longer likely, in which case the Company would record a bad debt expense or reduction of income.  This could have a material effect on the Company's financial results in the period that such bad debt expense or income reduction is recorded.

New Credit Facility Obligations. The Company is obligated to make repayments of principal under the New Credit Facility in order to maintain certain debt ratios with respect to its assets in the collateral base.  Assets that come off lease and remain off-lease for a period of time, may reduce the collateral base, since the total amount of borrowing under the credit facility is limited to 75% of the collateral base.  When past due lease payments exist for an asset, this may also affect its eligibility for inclusion in the collateral base, and the credit facility agreement places certain limits on the use of deferral agreements to “cure” such arrearages for purposes of inclusion of the subject asset in the collateral base.  The Company believes it will have sufficient cash funds to make any payment that arises due to any such collateral base limitations.   The Company’s belief is based on certain assumptions regarding compliance of a major lessee with its lease and deferral agreement obligations, remarketing of off-lease aircraft within the time period anticipated by the Company, renewal of certain existing leases, interest rates, profitability, lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry (See “Liquidity and Capital Resources – Cash flow,” above). There can be no assurance that the Company’s assumptions will prove to be correct.  If the assumptions are incorrect (for example, if the Company’s off-lease aircraft are not re-leased in the time period currently anticipated by the Company as described in Outlook – (c) New Credit Facility) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to mitigate the situation, the Company may have to sell a significant portion of its portfolio in order to avoid or cure a default under the New Credit Facility agreement.

Ownership Risks.  The Company’s portfolio is leased under operating leases.  The term of any such lease might be less than the entire anticipated remaining useful life of the leased asset.  The Company’s ability to recover its purchase investment in an asset subject to an operating lease is dependent upon the Company’s ability to profitably re-lease or sell the asset after the expiration of the initial lease term.   Some of the factors that have an impact on the Company’s ability to re-lease or sell the asset include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset’s use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments that cause the asset to become obsolete. If the Company is unable to remarket its assets on favorable terms when the operating leases for such equipment expire, the Company’s business, financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

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

Several of the Company’s leases do not require payment of monthly maintenance reserves, which serve as the lessee’s advance payment for its future repair and maintenance obligations.  If a repossession due to lessee default occurs under such a lease, the Company will be left with the expense for the costs of unperformed repair and maintenance under the applicable lease and the Company may incur an unanticipated expense in order to re-lease the aircraft.

Furthermore, the occurrence of unexpected adverse changes that impact the Company’s estimates of expected cash flows generated from an asset may result in an asset impairment charge against the Company’s earnings. The Company periodically reviews long-term assets for impairment, in particular, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of an asset is estimated to be not recoverable and exceeds its fair value. The Company may be required to recognize asset impairment charges in the future as a result of a prolonged weak economic environment, challenging market conditions in the airline industry or events related to particular lessees, assets or asset types.

Concentration of Lessees and Aircraft Type. For the month ended February 28, 2011, based on monthly revenue, the Company’s three largest customers were located in Antigua, Germany and Norway and accounted for approximately 19%, 14% and 14%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results and collateral base under the New Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

As of February 28, 2011, the Company owned seven Fokker 100, eight Bombardier Dash-8-300 and fourteen Fokker 50 aircraft, making these three aircraft types the dominant types in the portfolio and representing 30%, 23% and 19%, respectively, of net book value. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

Lessee Credit Risk.   The Company carefully evaluates the credit risk of each customer and attempts to obtain a third party guaranty, letters of credit or other credit enhancements, if it deems them necessary in addition to customary security deposits.  There is no assurance, however, that such enhancements will be available, or that, if obtained, will fully protect the Company from losses resulting from a lessee default or bankruptcy.

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

Most of the Company’s current and expected growth is expected outside of the United States, and non-U.S. lessees are not subject to U.S. bankruptcy laws, although there may be debtor protection similar to U.S. bankruptcy laws available in some jurisdictions.  In any event, collection and enforcement may be more difficult and complicated in foreign countries.

The Company has seen indications of a weakening in both the financial condition and operating results of the majority of its customers.  The Company closely monitors the performance of all of its lessees.  If any of the Company's current or future lessees becomes unable to meet their lease obligations, the Company's future results could be materially and adversely impacted.

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

Availability of Financing. The Company believes that the availability under the New Credit Facility will be sufficient to fund projected acquisitions through the end of 2011.   In the longer term, however, the Company’s continued growth will depend on its ability to obtain capital, either through debt or equity financings. The financial markets have experienced significant setbacks that have made access to capital more costly and difficult. As a result, commercial lending origination has dramatically decreased, and asset-based debt financing remains difficult to obtain. The Company will continue to seek additional lenders for participation in the New Credit Facility to increase the maximum amount available for borrowing under such facility to $110 million and will continue to investigate other sources of debt financing. There is no assurance that the Company will succeed in finding such additional funding, and if such financing is found, it may be on terms less favorable than the Company’s current debt financings.

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

Investment in New Aircraft Types and Engines.  The Company intends to continue to focus solely on regional aircraft and engines. Although the Company has traditionally invested in a limited number of types of turboprop aircraft and engines, the Company has also acquired several Fokker 100 regional jet aircraft and regional jet aircraft engines, and may continue to seek acquisition opportunities for new types and models of regional jet and turboprop aircraft and engines used in the Company's targeted customer base of regional air carriers.  Acquisition of aircraft types and engines not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience managing those aircraft and engine types. The Company believes, however, that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage such new aircraft types and engines.  Further, the broadening of the asset types in the aircraft portfolio may have a benefit of diversifying the Company's portfolio (see "Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” above).

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

Engine Leasing Risk.  The Company currently has three engines in its portfolio, making up 8% of the Company’s total aircraft and aircraft engines net book value. The Company may from time to time lease one or more of these engines under industry standard short-term engine leases, which place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer’s warranty or caused by circumstances that under its lease the lessee is required to cover, the Company’s investment in the engine could be a significant loss.

Interest Rate Risk.  The New Credit Facility carries a floating interest rate based upon short-term interest rate indices. Lease rates typically, but not always, move over time with interest rates, but market demand and numerous other asset-specific factors also affect lease rates. Because the Company’s typical lease rates are fixed at the origination of leases, interest rate changes during the term of a lease have no effect on existing lease rental payments.  Therefore, if interest rates rise significantly and there is relatively little lease origination by the Company following such rate increases, the Company could experience decreased net income as additional interest expense outpaces revenue growth.  Further, even if significant lease origination occurs following such rate increases, other contemporaneous aircraft market forces may result in lower or flat rental rates, and the Company could also experience decreased net income.

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

Foreign lessees that operate internationally may also face restrictions on repatriating foreign revenue to their home country.  This could create a cash flow crisis for an otherwise profitable carrier, affecting its ability to meet its lease obligations.

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

Reliance on JMC.  All management of the Company is performed by JMC under a Management Agreement between the Company and JMC, which is in the fourteenth year of a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Company’s Board of Directors (the “Board”) has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company's relationship with JMC and the performance of JMC's obligations to the Company under the Management Agreement, as it would have for any third party service provider to the Company.  While JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, all of the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and its stockholders.  In addition, certain officers of the Company hold significant ownership positions in the Company and JHC, the parent company of JMC.

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

Management Fee Structure. All decisions regarding acquisitions and disposal of aircraft from the Company’s portfolio are made by JMC.  JMC is paid a management fee based on the net asset value of the Company’s portfolio.  It also receives a one-time asset acquisition fee upon purchase of an aircraft by the Company, and a one-time sale fee upon disposal of an aircraft.  Optimization of the results of the Company depends on timing of the acquisition, lease yield on the acquired assets, and re-lease or sale of its portfolio assets.  Under the current management fee structure, a larger volume of acquisitions generates acquisition fees and also increases the periodic management fee by increasing the size of the aircraft portfolio.  Since the Company’s current business strategy involves continued growth of its portfolio and a “buy and hold” strategy, a compensation structure that results in greater compensation with an increased portfolio size is not inherently inconsistent with that strategy.  The compensation structure does, nonetheless, create a situation where a decision by JMC for the Company to forego an asset transaction deemed to be an unacceptable business risk due to the lessee or the aircraft type is in conflict with JMC's own pecuniary interest.  As a result, the compensation structure could act to incent greater risk-taking by JMC in asset acquisition decision-making.  All acquisition decisions by JMC on behalf of the Company, however, currently require New Credit Facility lender approval of the asset acquired and the lessee in order to be included in the New Credit Facility collateral base, and the Company has established objective target guidelines for yields on acquired assets.  Further, any acquisition that involves a new asset type must be approved by the Board of the Company, including the outside independent directors.  While the Company currently believes the foregoing are effective mitigating factors against undue compensation-incented risk-taking by JMC, there is no assurance that such mechanisms can entirely and effectively eliminate such risk.

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

Competition.  The aircraft leasing industry is highly competitive.  The Company competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources.  Nevertheless, the Company believes that it is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.  This market segment, which is characterized by transaction sizes of less than $10 million and in many cases privately-held customers without well-established third party credit ratings, is not well served by the Company’s larger competitors.  JMC has developed a reputation as a global participant in this segment of the market, and the Company believes that JMC’s reputation benefits the Company.  There is, however, no assurance that competition from larger aircraft leasing companies will not increase significantly or that JMC’s reputation will continue to be strong in this market segment.

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

The Company’s leases generally require a lessee to insure against likely risks of loss or damage to the leased asset, and liability to passengers and third parties pursuant to industry standard insurance policies and requires lessees to provide insurance certificates documenting the policy periods and coverage amounts.  The Company tracks receipt of the certificates and calendars their expiration dates.  Prior to the expiration of an insurance certificate, if a replacement certificate has not been received, the Company reminds the lessee of its obligation to provide current insurance certificates.

Despite these requirements and procedures, there may be certain cases where the loss is not entirely covered by the lessee or its insurance.  The possibility of such an event is remote, but any such uninsured loss with respect to the equipment or insured loss for which insurance proceeds are inadequate might result in a loss of invested capital in and any profits anticipated from, such equipment, as well as a potential claim directly against the Company.

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

Item 8.Financial Statements and Supplementary Data.

(a)Financial Statements and Schedules

(1)Financial statements for the Company:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended
December 31, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the Years Ended
   December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2010 and 2009
Notes to Consolidated Financial Statements

(2)Schedules:

All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AeroCentury Corp.
Burlingame, California

We have audited the accompanying consolidated balance sheets of AeroCentury Corp. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury Corp. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

March 17, 2011
San Francisco, California

AeroCentury Corp.
Consolidated Balance Sheets

ASSETS

	Deccember 31, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$1,949,400	$1,252,500
Accounts receivable, including deferred rent of $1,054,400 and $131,500, and net of allowance for doubtful accounts of $0 and $470,000 at December 31, 2010 and December 31, 2009, respectively	2,005,000	3,165,200
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $47,185,900 and $40,862,500 at December 31, 2010 and December 31, 2009, respectively	126,822,600	127,203,700
Prepaid expenses and other	2,234,300	557,800

Total assets	$133,011,300	$132,179,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$627,800	$629,700
Notes payable and accrued interest	65,375,500	62,581,700
Maintenance reserves and accrued maintenance costs	6,861,900	9,912,700
Security deposits	4,661,800	5,565,900
Unearned revenues	577,200	1,009,000
Deferred income taxes	12,766,500	11,987,700

Total liabilities	90,870,700	91,686,700

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	27,863,000	26,214,900
	42,644,700	40,996,600
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	42,140,600	40,492,500

Total liabilities and stockholders’ equity	$133,011,300	$132,179,200

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2010	2009
Operating lease revenue, net	$22,766,200	$27,045,900
Maintenance reserves revenue, net	7,080,900	6,068,000
Recovery of bad debt	208,000	-
Other income	645,500	450,000

	30,700,600	33,563,900
Expenses:

Maintenance costs	10,888,700	7,149,000
Depreciation	7,395,700	7,644,300
Interest	4,298,600	5,202,400
Management fees	3,644,800	3,680,600
Professional fees, general and administrative and other	1,012,500	641,000
Insurance	562,000	386,000
Bad debt expense	283,800	209,300
Other taxes	90,100	(1,700)

	28,176,200	24,910,900

Income before income tax provision	2,524,400	8,653,000

Income tax provision	876,300	2,995,600

Net income	$1,648,100	$5,657,400

Earnings per share:
Basic	$1.07	$3.67
Diluted	$1.04	$3.62
Weighted average shares used in earnings per share computations:
Basic	1,543,257	1,543,257
Diluted	1,584,464	1,563,107

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2010 and 2009

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2008	$1,600	$14,780,100	$20,557,500	$(504,100)	$34,835,100
Net income	-	-	5,657,400	-	5,657,400
Balance, December 31, 2009	1,600	14,780,100	26,214,900	(504,100)	40,492,500
Net income	-	-	1,648,100	-	1,648,100
Balance, December 31, 2010	$1,600	$14,780,100	$27,863,000	$(504,100)	$42,140,600

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2010	2009
Operating activities:
Net income	$1,648,100	$5,657,400
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of aircraft and aircraft engines	(416,000)	(75,000)
Depreciation	7,395,700	7,644,300
Non-cash interest	1,270,600	593,100
Non-cash income	(8,000)	-
Provision for bad debts, net of recoveries	75,800	209,300
Deferred taxes	778,800	2,818,300
Change in operating assets and liabilities:
Accounts receivable	577,700	(1,104,000)
Taxes receivable	(7,000)	1,624,000
Prepaid expenses and other	(2,380,500)	(112,600)
Accounts payable and accrued expenses	(18,600)	(179,500)
Accrued interest on notes payable	17,300	17,500
Maintenance reserves and accrued costs	(3,050,800)	1,817,700
Security deposits	(799,100)	67,100
Prepaid rent	(454,500)	(63,900)
Taxes payable	(5,100)	(47,200)
Net cash provided by operating activities	4,624,400	18,866,500

Investing activities:
Proceeds from sale of aircraft engine, net of re-sale fees	2,789,900	-
Purchases of aircraft and aircraft engines	(9,098,900)	(9,901,700)
Net cash used in investing activities	(6,309,000)	(9,901,700)

Financing activities:
Borrowings under Credit Facility	13,000,000	8,000,000
Repayments of Credit Facility and special purpose financing	(3,500,000)	(13,344,000)
Repayments of Subordinated Notes	(7,118,500)	(4,538,000)
Net cash provided by/(used in) financing activities	2,381,500	(9,882,000)

Net increase/(decrease) in cash and cash equivalents	696,900	(917,200)

Cash and cash equivalents, beginning of period	1,252,500	2,169,700

Cash and cash equivalents, end of period	$1,949,400	$1,252,500

During the years ended December 31, 2010 and 2009, the Company paid interest totaling $4,386,500 and $4,641,800, respectively. During the year ended December 31, 2010, the Company paid income taxes totaling $14,000.  During the year ended December 31, 2009, the Company paid income taxes totaling $5,900 and received a federal tax refund of $1,625,100.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2010

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

The most significant estimates with regard to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, the amount and timing of cash flow associated with each aircraft that are used to evaluate whether assets are impaired, accrued maintenance costs, the estimated fair value of financial instruments, accounting for income taxes, and the amounts recorded as allowances for doubtful accounts.

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

The Company periodically reviews plans for lease or sale of its aircraft and aircraft engines and changes, as appropriate, the remaining, expected holding period for such assets.  Estimated residual values are reviewed and adjusted periodically, based upon updated residual estimates obtained from an independent appraiser.  Decreases in the fair value of aircraft could affect not only the current value, discussed below, but also the estimated residual value.

Assets that are held for sale are not subject to depreciation and are separately classified on the consolidated balance sheet.    There were no assets held for sale at December 31, 2010 and 2009.

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

Borrowings under the Company’s credit facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rates of its various debt agreements approximate current market rates for such indebtedness at the balance sheet date.  The Company believes the carrying amount of its floating and fixed rate debt at the balance sheet dates approximates their fair values, which were estimated by calculation of the present value of future repayment obligations using estimates of borrowing rates that would be available to the Company for such instruments.  As discussed in Note 4, the fair value of the Company’s interest rate swap derivative instrument was determined by reference to banker quotations.  The Swap expired on December 31, 2009 and, therefore, had no value on or after such date.

    (f)Impairment of Long-lived Assets

The Company reviews assets for impairment when there has been an event or a change in circumstances indicating that the carrying amount of a long-lived asset may not be recoverable. In addition, the Company routinely reviews all assets for impairment annually. Recoverability of an asset is measured by comparison of its carrying amount to the future estimated undiscounted cash flows (without interest charges) that the asset is expected to generate.  Estimates are based on currently available market data and independent appraisals and are subject to fluctuation from time to time.  If these estimated future cash flows are less than the carrying value of an asset at the time of evaluation, any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Fair value is determined by reference to independent appraisals and other factors considered relevant by management. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of estimated future undiscounted cash flows and, if different conditions prevail in the future, material write-downs may occur.

    (g)Deferred Financing Costs, Commitment Fees and Interest Swap Valuation

Costs incurred in connection with term debt financing are deferred and amortized over the term of the debt using the effective interest method or, in certain instances where the differences are not material, using the straight-line method.  Costs incurred in connection with the Company’s credit facility debt are deferred and amortized using the straight-line method.

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
December 31, 2010

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

    (j)Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Deferred payments are recorded as accrued rent when the cash rent received is lower than the straight-line revenue recognized. Such receivables decrease over the term of the applicable leases. Non-refundable maintenance reserves, based on usage, are accrued as maintenance reserves revenue.

In instances where collectibility is not reasonably assured, the Company recognizes revenue as cash payments are received.  The Company estimates and charges to income a provision for bad debts based on its experience with each specific customer, the level of past due accounts, and its analysis of the lessee’s overall financial condition.  If the financial condition of any of the Company’s customers deteriorates, it could result in actual losses exceeding any estimated allowances.

The Company’s allowance for doubtful accounts at December 31, 2010 and 2009 was $0 and $470,000, respectively. In December 2009, the Company recorded bad debt expense of $208,000 and reduced maintenance reserves revenue by $251,000, to reserve against amounts due from two lessees with which the Company had previously agreed to defer a portion of rent and reserves payments due during 2009.

    (k)Comprehensive Income

The Company does not have any comprehensive income other than the revenue and expense items included in the consolidated statements of operations.  As a result, comprehensive income equals net income for the years ended December 31, 2010 and 2009.

     (l)Reclassifications

Certain of the prior period financial statement amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on previously reported net income or cash flows.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2010

2.Aircraft and Aircraft Engines Held for Lease

At December 31, 2010 and 2009, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following:

	December 31, 2010		December 31, 2009
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value
Fokker 100	7	30%	7	32%
Bombardier Dash-8-300	8	23%	8	24%
Fokker 50	14	19%	14	20%
General Electric CF34-8E5 engine	3	8%	3	8%
Bombardier Dash-8-Q400	1	7%	-	-
Saab 340B	6	6%	6	7%
deHavilland DHC-8-100	2	4%	3	6%
Saab 340A	2	2%	2	2%
deHavilland DHC-6	3	1%	3	1%

During the year ended December 31, 2010, the Company purchased a Bombardier Dash-8-Q400 aircraft, and paid $301,700 for equipment that has been or will be installed on several aircraft.  The Company is seeking a lessee for this aircraft.  During the year ended December 31, 2009, the Company purchased three General Electric CF34-8E5 aircraft engines.

In January 2010, one of the Company’s DHC-8-100 aircraft sustained significant damage. The insurer deemed the aircraft a total loss, and the Company received insurance proceeds that resulted in a net gain of $331,000.  In March 2010, the Company recorded a gain of $85,000 on the sale of parts from an engine that was replaced on another of the Company’s DHC-8-100 aircraft.

During 2010, the Company extended the leases for several of its aircraft and leased two aircraft and a CF34-8E5 aircraft engine that had been off lease at December 31, 2009.  The Company also re-leased two additional CF34-8E5 engines, which were returned by the previous lessee in March 2010.

In February 2010, the lessee of two of the off-lease Fokker 50 aircraft, the leases for which were to expire on March 1, 2010, declared bankruptcy, and the Company took possession of the aircraft.  The Company held a total of approximately $3.2 million from cash security deposits, a letter of credit and refundable maintenance reserves for the two aircraft.  The letter of credit and maintenance reserves were reclassified to security deposits and have been used to fulfill return conditions. The two aircraft have recently completed maintenance to prepare them for re-lease.  As of December 31, 2010, the amount incurred for maintenance on the two aircraft exceeded the amounts held as security deposits by approximately $778,000.

Two of the Company’s customers that leased two Fokker 50 and three Fokker 100 aircraft, respectively, experienced severe financial difficulties in 2010.  As a result, in October 2010, the two Fokker 50 aircraft were returned to the Company, and the three Fokker 100 aircraft were returned in December 2010.

At December 31, 2010, five of the Company’s Fokker 50 aircraft, three Fokker 100, one Bombardier Dash-8-Q400 aircraft and one CF34-8E aircraft engine were off lease.  As discussed in Note 11, in 2011, the Company signed term sheets and received deposits for some of its off-lease assets and extended the leases for several other assets.

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

Refundable maintenance reserves received by the Company are accounted for as a liability, which is reduced when maintenance work is performed during the lease. Maintenance reserves that are refundable to the lessee are refunded after all return conditions specified in the lease and, in some cases, any other payments due under the lease, are satisfied.  Any refundable reserves retained by the Company to satisfy return conditions are recorded as revenue when the aircraft is returned.

Non-refundable maintenance reserves billed to lessees are recorded monthly as maintenance reserves revenue (assuming cash is received or collections are reasonably assured) based on the lessee-reported asset usage during the applicable month.

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

The timing difference between recording maintenance reserves revenue as usage occurs and recording maintenance expense as maintenance is performed can have material effects on the volatility of reported earnings.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2010

3.Maintenance and Accrued Costs (continued)

The accompanying consolidated balance sheets reflect liabilities for maintenance reserves, which include refundable maintenance payments billed to lessees based on usage, as well as accrued maintenance costs.  At December 31, 2010 and 2009, the Company’s maintenance reserves and accruals consisted of the following:

	December 31, 2010	December 31, 2009
Refundable maintenance reserves	$4,415,100	$7,479,000
Accrued maintenance costs	2,446,800	2,433,700
	$6,861,900	$9,912,700

Additions to and deductions from the Company’s accrued maintenance costs during the years ended December 31, 2010 and 2009 for aircraft maintenance were as follows:

	For the Years Ended December 31,
	2010	2009
Balance, beginning of period	$2,433,700	$2,444,100

Additions:
Charged to expense	12,681,700	7,593,100
Reversals of previously accrued maintenance costs	(1,793,000)	(444,100)
Total maintenance expense	10,888,700	7,149,000
Capital equipment	226,000	-
Accrued claims related to refundable maintenance reserves	2,798,500	96,400
Prepaid maintenance	375,200	-
Total additions	14,288,400	7,245,400

Deductions -
Payments	13,764,800	7,241,800
Other	510,500	14,000
	14,275,300	7,255,800

Net increase/(decrease) in accrued maintenance costs	13,100	(10,400)

Balance, end of period	$2,446,800	$2,433,700

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2010

4.Operating Segments

The Company operates in one business segment, the leasing of regional aircraft to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

Approximately 12% and 11% of the Company’s operating lease revenue was derived from lessees domiciled in the United States during 2010 and 2009, respectively.  All revenues relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

The tables below set forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Years Ended December 31,
Operating Lease Revenue	2010	2009
Europe and United Kingdom	$8,743,600	$10,396,600
Caribbean	6,160,000	6,240,000
North America	2,982,600	2,960,900
Central America	2,435,500	4,155,500
Africa	1,467,400	1,855,000
Asia	424,100	1,437,900
South America	553,000	-
	$22,766,200	$27,045,900

	December 31,
Net Book Value of Aircraft and Aircraft Engines Held for Lease	2010	2009
Europe and United Kingdom	$37,934,200	$44,531,400
Caribbean	24,526,900	25,715,700
Off lease	35,840,200	8,013,900
North America	13,031,300	13,910,900
Africa	6,562,600	9,188,300
South America	5,014,300	2,495,100
Asia	3,913,100	7,105,100
Central America	-	16,243,300
	$126,822,600	$127,203,700

5.Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables.  The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

For the year ended December 31, 2010 the Company had five significant customers, which accounted for 16%, 12%, 12%, 11% and 11%, respectively, of lease revenue.  For the year ended December 31, 2009 the Company had five significant customers, which accounted for 15%, 13%, 10%, 10% and 10%, respectively, of lease revenue.

At December 31, 2010, the Company had a receivable from one lessee of $536,600, representing 56% of the Company’s total receivables.  The lessee was a significant customer based on 2010 lease revenue. Of the $536,600, $157,400 was paid in 2011 and $379,200 is payable in 2011 pursuant to a deferral agreement.  As discussed in Note 11, the 2010 deferral agreement was amended in February 2011.

At December 31, 2009, the Company had receivables from two lessees, which were significant customers based on 2009 lease revenue, and which accounted for 23% and 11%, respectively, of the Company’s total receivables.  The Company also had receivables from two other customers, which accounted for 20% and 12%, respectively, of the Company’s total receivables.  During 2009, the Company signed deferral agreements with all four customers.  One deferral was fully paid in 2009 and one was fully paid in 2010, both pursuant to the terms of the agreements.

As of December 31, 2010, minimum future operating lease revenue payments receivable under noncancelable leases were as follows:

Years ending
2011	$15,852,300
2012	11,931,600
2013	6,159,700
2014	1,564,400
2015	-
$35,508,000

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2010

6.Notes Payable and Accrued Interest

At December 31, 2010 and 2009, the Company’s notes payable and accrued interest consisted of the following:

	December 31, 2010	December 31, 2009
Credit Facility principal	$63,000,000	$53,500,000
Credit Facility accrued interest	122,800	40,000
Subordinated Notes principal	2,343,500	9,462,000
Subordinated Notes discount	(90,800)	(485,800)
Swap accrued interest	-	65,500
	$65,375,500	$62,581,700

    (a)Credit Facility

The Company’s $80 million credit facility (the “Former Credit Facility”), which was collateralized by all of the assets of AeroCentury Corp., was to expire on March 31, 2010, but was extended by written amendments to April 30, 2010.  On April 28, 2010, the Former Credit Facility was replaced with a new, two-year $75 million credit facility.

During the year ended December 31, 2010, under the Former Credit Facility and New Credit Facility in the aggregate, the Company borrowed $13,000,000 and repaid $3,500,000 of the outstanding principal.  As of December 31, 2010, and 2009, the Company was in compliance with all covenants under the New Credit Facility and Former Credit Facility agreements, respectively.  Although the total maximum available credit under the New Credit Facility was $27,000,000 as of December 31, 2010 and $26,500,000 as of December 31, 2009, under the respective credit facility, exclusions of certain aircraft, primarily off-lease, from the collateral base resulted in approximately $5,200,000 and $25,800,000 of maximum borrowing ability at December 31, 2010 and 2009, respectively.

The weighted average interest rate on the New Credit Facility was 4.34% at December 31, 2010 and was 3.06% at December 31, 2009 on the Former Credit Facility.

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

The Swap expired on December 31, 2009 and, therefore, had no value on or after that date.  Gains and losses on the Swap were recorded as a component of interest expense. The Company recorded a gain on the Swap of $645,800 for the year ended December 31, 2009.  The Company also recognized additional interest expense on the net settlement of the Swap of $748,600 in 2009.

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

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2010

6.Notes Payable and Accrued Interest (continued)

    (c)Senior unsecured subordinated debt (“Subordinated Notes”)

In April 2007, the Company entered into a securities purchase agreement (the “Subordinated Notes Agreement”), whereby the Company would issue 16% senior unsecured subordinated notes ("Subordinated Notes"), with an aggregate principal amount of $28 million to certain note purchasers.   In July 2008, the Company and the Subordinated Notes holder agreed to amend the Subordinated Notes Agreement to reduce the maximum amount of Subordinated Notes to be issued from $28 million to $14 million.  The final maturity is December 30, 2011.  Principal payments which fully amortize the balance of the Subordinated Notes were due beginning April 30, 2009 through December 30, 2011 in amounts necessary to cause (i) the balance of the Subordinated Notes and (ii) the ratio of total outstanding debt under the Credit Facility and Subordinated Notes compared to the discounted portfolio value to not exceed amounts specified in the Subordinated Notes Agreement.

The Subordinated Notes holders own warrants to purchase up to 81,224 shares of the Company's common stock at an exercise price of $8.75 per share.  The warrants are exercisable for a four-year period after the earliest of (i) a change of control, or (ii) the final maturity of the related Subordinated Notes.  Pursuant to an investors rights agreement, the warrants are subject to registration rights that require the Company to use commercially reasonable efforts to register the shares issued upon exercise of the warrants on a registration statement filed with the SEC.

During 2009 and 2010, the Company repaid $4,538,000 and $7,118,500 of principal under the Subordinated Notes, respectively. The Company was in compliance with all covenants under the Subordinated Notes Agreement as of December 31, 2010 and 2009.

    (d)Special purpose financing

In March 2009, the Company repaid the outstanding principal owed by its subsidiary, AeroCentury VI LLC, under its special purpose financing which was used to finance one aircraft.  At the same time, the Company transferred ownership of the aircraft that served as collateral for the financing from AeroCentury VI LLC to AeroCentury Corp.  AeroCentury VI LLC was dissolved in September 2009.

    (e)Future maturities of notes payable

As of December 31, 2010, principal payments due under the Company’s New Credit Facility and Subordinated Notes were as follows:

Years ending
2011 (Subordinated Notes)	$ 2,343,500
2012 (New Credit Facility)	63,000,000
2013	-
2014 and thereafter	-
$65,343,500

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2010

7.Stockholder Rights Plan

In December 2009, the Company’s Board of Directors adopted a stockholder rights plan granting a dividend of one stock purchase right for each share of the Company’s common stock outstanding as of December 18, 2009 and the Company entered into a rights agreement dated December 1, 2009 in connection therewith. The rights become exercisable only upon the occurrence of certain events specified in the rights agreement, including the acquisition of 15% of the Company’s outstanding common stock by a person or group in certain circumstances.  Each right allows the holder, other than an “acquiring person,” to purchase one one-hundredth of a share (a unit) of Series A Preferred Stock at an initial purchase price of $97.00 under circumstances described in the rights agreement. The purchase price, the number of units of preferred stock and the type of securities issuable upon exercise of the rights are subject to adjustment. The rights expire at the close of business December 1, 2019 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, has no rights as a stockholder of the Company, including the right to vote or to receive dividends.

8. Income Taxes

The items comprising income tax expense are as follows:
	For the Years Ended December 31,
	2010	2009
Current tax provision:
Federal	$-	$100
State	2,000	9,700
Foreign	95,600	167,500
Current tax provision	97,600	177,300

Deferred tax provision:
Federal	751,500	2,771,200
State	27,200	47,100
Deferred tax provision	778,700	2,818,300
Total income tax provision	$876,300	$2,995,600

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Years Ended December 31,
	2010	2009
Income tax provision at statutory federal income tax rate	$858,300	$2,942,000
State tax provision, net of federal benefit	10,000	34,200
Other	8,000	19,400

Total income tax provision	$876,300	$2,995,600

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Current year tax losses	$1,354,100	$-
Prepaid rent	-	385,000
Maintenance	68,100	-
Foreign tax credit carryover	1,213,100	1,029,200
Prior year minimum tax credit	100,800	100,800
Bad debt allowance and other	568,400	162,000
Deferred tax assets	$3,304,500	$1,677,000
Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	(15,931,300)	(13,606,600)
Deferred income	(128,800)	-
Subordinated Notes loan fees and discount	(10,900)	(58,100)
Net deferred tax liabilities	$(12,766,500)	$(11,987,700)

The current year tax losses are available to offset federal taxable income in the two preceding years and in future years through 2030.  The foreign tax credit carryover is available to offset federal tax expense in the first preceding tax year and in future years.  The foreign tax credit carryover expires beginning in 2013 and extends through 2019.  The minimum tax credit is available to offset federal tax expense in excess of the alternative minimum tax in future years and does not expire.

No valuation allowance was deemed necessary at December 31, 2010 and 2009, as the Company has concluded that, based on an assessment of all available evidence, it is more likely than not that future taxable income will be sufficient to realize the tax benefits of all the deferred tax assets on the consolidated balance sheets.

At December 31, 2010 and December 31, 2009, the Company had no material unrecognized tax positions.

The Company accounts for interest related to uncertain tax positions as interest expense, and for income tax penalties as tax expense.

All of the Company's tax years remain open to examination other than as barred in the various jurisdictions by statutes of limitation.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2010

9.   Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
	2010	2009
Net income	$1,648,100	$5,657,400

Weighted average shares outstanding for the period	1,543,257	1,543,257
Dilutive effect of warrants	41,207	19,850
Weighted average diluted shares outstanding	1,584,464	1,563,107

Basic earnings per share	$1.07	$3.67
Diluted earnings per share	$1.04	$3.62

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

10.    Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the Management Agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $3,644,800 and $3,680,600 during 2010 and 2009, respectively. The Company paid acquisition fees totaling $297,400 and $388,000 to JMC during 2010 and 2009, respectively, which were included in the cost basis of the asset purchased.  No remarketing fees were paid to JMC during 2010 or 2009.

11.    Subsequent Events

In February 2011, the Company delivered a Fokker 50 aircraft to a regional carrier in Asia, the lease for which had been signed in December 2010.

At December 31, 2010, five of the Company’s Fokker 50 aircraft were off lease.  In February 2011, the Company signed a three-year lease for one of the aircraft with its customer in Asia.  The Company also signed a term sheet and received a deposit from a second customer in Asia for a three-year lease of another of the aircraft.  The Company expects to deliver both aircraft in the second quarter of 2011.

In February 2011, the Company re-leased a CF34-8E engine that was returned at lease expiration in December 2010 to a regional carrier in Europe for a term of five months.

In February 2011, the Company amended its deferral agreement with one customer to extend the due date to May 31, 2011.  The Company also agreed to pay approximately $285,000 to a maintenance vendor on behalf of the customer in connection with maintenance that is being performed on one of the Company’s aircraft.  Under the agreement, the customer is required to reimburse the Company for the vendor payment no later than May 31, 2011. Although no deferral payments are overdue, the customer is currently more than 30 days behind in its obligation to pay maintenance reserves to the Company.  The Company has directed the lessee to stop flying the aircraft until the lessee has become current in its obligations.

In March 2011, the Company signed a term sheet and received a deposit from a regional carrier in Africa for a four-year lease of a Bombardier Dash-8-Q400 aircraft that had been purchased in December 2010.  Delivery of the aircraft is expected to occur in April 2011.

In March 2011, the Company extended the lease for one of its CF34-8E engines for five months from its original expiration date in February 2011.

In March 2011, the Company agreed to a 30-month lease extension for a Dash-8-300 aircraft, the lease for which was to expire in March.  The lessee for that aircraft has indicated that it will also extend the lease for a second Dash-8-300 aircraft, which is subject to a lease expiring in May 2011.

In March 2011, one of the Company’s Saab 340B aircraft was returned under the lease terms.

The Company is negotiating the lease of one of its three Fokker 100 aircraft that were off lease at December 31, 2010.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of December 31, 2010.

Management’s Annual Report on the Company’s Internal Control Over Financial Reporting. Internal control over financial reporting (“Internal Control”) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  The Company’s management is responsible for establishing and maintaining adequate Internal Control. Management evaluated the Company’s Internal Control based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework and concluded that the Company’s Internal Control was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting.  No change in Internal Control occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

Item 9B.Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item is included under (i) “Proposal 1: Election of Directors” as it relates to members of the Company’s Board of Directors, including the Company’s Audit Committee and the Company’s Audit Committee financial experts, any changes to procedures by which security holders may recommend nominees to the Company’s Board of Directors, (ii) “Information Regarding the Company’s Directors and Officers” as it relates to the Company’s executive officers, and (iii) “Section 16(a) Beneficial Ownership Reporting Compliance” as it relates to information concerning Section 16(a) beneficial ownership reporting compliance, in the Company’s definitive proxy statement (“Proxy Statement”), to be filed in connection with the Company’s 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

Item 14.Principal Accountant Fees and Services.

Incorporated by reference to the section of the Proxy Statement entitled “Information Regarding Auditors – Audit Fees.”

PART IV

Item 15.Exhibits.

(b)Exhibits

3.1    Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.08 to the registration statement on Form S-4/A filed with the Securities and Exchange Commission on July 24, 1997 SEC File No. 333-24743, Film No. 97644740.

3.2    Form of Certificate of Amendment of Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.07 to the registration statement on Form S-4/A filed with the Securities and Exchange Commission on June 10, 1997 SEC File No. 333-24743, Film No. 97622056.

3.3    Amended and Restated Bylaws of the Company dated January 22, 1999, incorporated by reference to Exhibit 3.1 to the Report on Form 10-KSB for the fiscal year ended
December 31, 1998 filed with the Securities and Exchange Commission on March 22, 1999, SEC File No. 001-13387 Film No. 98581428

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

4.2    Rights Agreement by and between the Company and Continental Stock Transfer & Trust Company dated December 1, 2009, incorporated by reference to Exhibit 4.1 to the Report on Form 8-K filed with the Securities Exchange Commission on December 7, 2009

10.1    Form of Indemnification Agreement between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.03 to the Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998, SEC File No. 001-13387 Film No. 98581428

10.2    Amended and Restated Management Agreement, dated April 23, 1998, between the Company and JetFleet Management Corp., incorporated by reference to Exhibit 10.5 to the
 Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 10, 2000 SEC File No. 001-13387 Film No. 566570

10.3    Aircraft Sale and Purchase Agreement with Denim Air Lease & Finance B.V. incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2005, SEC File No. 001-13387 Film No.  051288291

10.4     Aircraft Sale and Purchase Agreement with VLM Airlines, N.V. incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2005, SEC File No. 001-13387 Film No.  051288291

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

10.13    Loan and Security Agreement, between the Company, Union Bank, N.A. as agent, and the participating lenders thereunder, dated April 28, 2010, incorporated by reference to
 Exhibit 99.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010.

10.14    Subordination and Intercreditor Agreement, between the Company, Union Bank, N.A. as agent, and the Subordinated Creditors thereunder, dated April 28, 2010, incorporated by reference to the Exhibit 99.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010.

10.15    Management Fee Subordination Agreement, between the Company, JetFleet Management Corp. and Union Bank, N.A. as agent, incorporated by reference to the Exhibit 99.3 to the Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010.

10.16     Form of Revolving Note, executed by the Company delivered to Umpqua Bank, dated June 4, 2010, issued under the Loan Agreement, incorporated by reference to the Exhibit 10.16 to the Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2010, as amended by filing of Form 10-Q/A with the Securities Exchange Commission on February 3, 2011.

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

AEROCENTURY CORP.

Date: March 17, 2011	By:	/s/ Toni M. Perazzo
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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2011.

Signature	Title	Dated

/s/ Neal D. Crispin	Director, President and Chairman of the Board of	March 17, 2011
Neal D. Crispin	Directors of the Registrant (Principal Executive Officer)

/s/ Toni M. Perazzo	Director, Senior Vice President-Finance and Secretary of	March 17, 2011
Toni M. Perazzo	the Registrant (Principal Financial and Accounting Officer)

/s/ Roy E. Hahn	Director	March 17, 2011
Roy E. Hahn

/s/ Thomas W. Orr	Director	March 17, 2011
Thomas W. Orr

/s/ Evan M. Wallach	Director	March 17, 2011
Evan M. Wallach