Form 10-Q
period 2011-03-31
AEROCENTURY CORP
filed 2011-05-16
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 16, 2011 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, issued, of which 63,300 are held as Treasury Stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Part I, Item 1, “Financial Statements,” the Company’s statements regarding delivery of three off-lease aircraft in the second quarter of 2011; (ii) Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements regarding the maximum available credit under its credit facility as of May 31, 2011, that it will remain in compliance with the covenants of its New Credit Facility; that the higher variable margin on its New Credit Facility debt will not have a significant impact on the Company’s results; and that the Company will have adequate cash flow to fund operational needs and payments required under its New Credit Facility and the Subordinated Notes;  (iii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements that the Company may experience lower on-lease utilization rates, longer lead times for remarketing returned aircraft, and lower rental rates; that the Company’s operating lease revenue in 2011 will be lower; that the Company expects to incur significant expense for maintenance in the second and third quarters of 2011; that there is likely to be a significant decrease in the pool of customers requiring aircraft and that the Company’s portfolio growth will continue to be slow; that the Company expects to deliver a Fokker 50 aircraft, three Fokker 100 aircraft and a Dash-8-Q400 aircraft to new lessees in the second quarter of 2011; that the balance of maintenance costs to prepare off-lease aircraft for new customers is likely to be incurred in the second and third quarters of 2011 and that reserves received during the term of the prior leases for such aircraft will be sufficient to fund such maintenance; that the Company believes leases for five aircraft with certain lessees will be extended; that the Company will be in compliance with covenants of the New Credit Facility in the future; that the amount available under the New Credit Facility as of May 31, 2011, will be approximately $52,000; and that the prior deferral agreements entered into do not represent a trend for additional ones in 2011; and (iv) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” that the Company will have sufficient funds to make any payment that arises due to any collateral base limitations; that upon termination of the leases of two Fokker 100 aircraft with a lessee the Company will still be able to remain in compliance with its credit facility covenants; that most of the Company’s expected growth will occur outside of the United States; that the availability under the New Credit Facility will be sufficient to fund projected acquisitions through the end of 2011; that the Company has the industry experience and technical resources necessary to effectively manage new aircraft types and engines; that there are effective mitigating factors against undue compensation-incented risk-taking by JMC; and that the costs of complying with environmental regulations will not have a material adverse effect on the Company. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the impact of the current economic downturn on the Company’s customer base of regional air carriers; the continued availability of financing for acquisitions; the compliance of the Company's lessees with obligations under their respective leases; risks related to use of debt financing for acquisitions; the Company’s success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.Financial Statements.

AeroCentury Corp.
Condensed Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2011	2010

Assets:
Cash and cash equivalents	$297,400	$1,949,400
Accounts receivable, including deferred rent of $1,575,700 and $1,054,400, net of allowance for doubtful accounts of $806,700 and $0 at March 31, 2011 and December 31, 2010, respectively	2,,232,700	2,005,000
Finance lease receivables	2,802,500	-
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $45,889,100 and $47,185,900 at March 31, 2011 and December 31, 2010, respectively	122,773,300	126,822,600
Prepaid expenses and other	1,710,900	2,234,300

Total assets	$129,816,800	$133,011,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	587,800	$627,800
Notes payable and accrued interest	64,581,300	65,375,500
Maintenance reserves and accrued maintenance costs	7,722,600	6,861,900
Security deposits	4,870,900	4,661,800
Unearned revenues	594,300	577,200
Deferred income taxes	11,598,100	12,766,500

Total liabilities	89,955,000	90,870,700

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	25,584,200	27,863,000
	40,365,900	42,644,700
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	39,861,800	42,140,600

Total liabilities and stockholders’ equity	$129,816,800	$133,011,300

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Revenues and other income:

Operating lease revenue, net	$ 4,204,400	$6,720,200
Maintenance reserves revenue, net	540,500	1,478,000
Recovery of bad debt	-	208,000
Other income	149,600	439,600

	4,894,500	8,845,800
Expenses:

Maintenance	4,568,100	1,811,500
Depreciation	1,238,800	1,836,200
Interest	967,100	1,057,000
Management fees	945,300	933,500
Professional fees, general and administrative and other	325,100	180,300
Insurance	266,100	113,500
Other taxes	22,600	22,500

	8,333,100	5,954,500

Income/(loss) before income tax provision	(3,438,600)	2,891,300

Income tax provision/(benefit)	(1,159,800)	995,700

Net income/(loss)	$(2,278,800)	$1,895,600

Earnings/(loss) per share:
Basic	$ (1.48)	$ 1.23
Diluted	$ (1.48)	$ 1.20
Weighted average shares used in earnings/(loss) per share computations:
Basic	1,543,257	1,543,257
Diluted	1,543,257	1,581,224

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2011	2010

Net cash provided/(used) by operating activities	$ (539,800)	4,554,900

Investing activities:
Proceeds from insurance	-	2,380,700
Acquisition costs and equipment additions to aircraft	(312,200)	(212,400)
Net cash provided by/(used in) investing activities	(312,200)	2,168,300

Financing activities:
Repayments of Credit Facility	-	(500,000)
Repayments of Subordinated Notes	(800,000)	(1,453,500)
Net cash used in financing activities	(800,000)	(1,953,500)

Net increase/(decrease) in cash and cash equivalents	(1,652,000)	4,769,700

Cash and cash equivalents, beginning of period	1,949,400	1,252,500

Cash and cash equivalents, end of period	$ 297,400	$6,022,200

During the three months ended March 31, 2011 and 2010, the Company paid interest totaling $792,200 and $945,500, respectively. During the three months ended March 31, 2011 and 2010, the Company paid income taxes totaling $0 and $5,500, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
March 31, 2011

1.Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

(c)Fair Value of Financial Instruments

The Company’s financial instruments, other than cash, consist principally of cash equivalents, accounts receivable, accounts payable, amounts borrowed under a credit facility and borrowings under notes payable.  The fair value of cash, cash equivalents, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short-term nature.

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

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
March 31, 2011

1.Organization and Summary of Significant Accounting Policies (continued)

(e)Finance Leases

Leases for two of the Company’s aircraft contain purchase options for the lessee for amounts substantially below the estimated residual value of the assets at the date for purchase under such options.  Consequently, the Company considers the purchase options to be “bargain purchase options” and has classified such leases as finance leases for financial accounting purposes.  The Company does not include the value, purchase price or accumulated depreciation of finance lease assets on its balance sheet.  Instead, for any finance lease, the discounted present value of (i) future minimum lease payments (including bargain purchase options) and (ii) any residual value not subject to a bargain purchase option is reported as a finance lease receivable.  Rental revenue and depreciation expense are not recognized on finance leases.  Rather, the company accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the lease.

2.Aircraft and Aircraft Engines Held for Lease

At March 31, 2011 and December 31, 2010, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following.   Net book value at March 31, 2011 excludes the Company’s two Saab 340A aircraft, which are subject to finance leases.

	March 31, 2011		December 31, 2010
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value

Fokker 100	7	30%	7	30%
Bombardier Dash-8-300	8	24%	8	23%
Fokker 50	14	19%	14	19%
General Electric CF34-8E5 engine	3	8%	3	8%
Bombardier Dash-8-Q400	1	7%	1	7%
Saab 340B	6	7%	6	6%
deHavilland DHC-8-100	2	4%	2	4%
deHavilland DHC-6	3	1%	3	1%
Saab 340A	2	-	2	2%

During the three months ended March 31, 2011 and 2010, the Company did not purchase any aircraft. During the 2011 period, the Company paid $308,800 for equipment that will be installed on several aircraft and for acquisition costs related to an aircraft purchased in December 2010.  During the 2010 period, the Company paid $212,400 for equipment that was installed on several aircraft and for acquisition costs related to aircraft engines purchased in December 2009.

In the first quarter of 2011, the Company agreed to a 30-month lease extension for a Dash-8-300 aircraft, the lease for which was to expire in March. The Company also re-leased a CF34-8E engine that was returned at lease expiration in December 2010 to a regional carrier in Europe for a term of five months, and extended the lease for one of its CF34-8E engines for five months from its original expiration date in February 2011.  In February 2011, the Company delivered a Fokker 50 aircraft to a regional carrier in Asia, the lease for which had been signed in December 2010.

In February 2011, the Company signed a three-year lease for another Fokker 50 aircraft with its customer in Asia.  As discussed in Note 7, the aircraft was delivered in April 2011.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
March 31, 2011

2.Aircraft and Aircraft Engines Held for Lease (continued)

In February 2011, the Company signed a term sheet and received a deposit from a second customer in Asia for a three-year lease of another Fokker 50 aircraft. In March 2011, the Company also signed a term sheet and received a deposit from a third customer in Asia for a four-year lease of another Fokker 50 aircraft.  In March 2011, the Company signed a term sheet and received a deposit from a regional carrier in Africa for a four-year lease of a Bombardier Dash-8-Q400 aircraft that had been purchased in December 2010.  Delivery of all three aircraft is expected to occur in the second quarter of 2011.

In March 2011, one of the Company’s Saab 340B aircraft was returned under the lease terms.

As discussed in Note 7, in April, the Company signed a term sheet with a customer in Estonia for five-year leases of the Company’s three off-lease Fokker 100 aircraft.

At March 31, 2011, four of the Company’s Fokker 50 aircraft, three Fokker 100, one Bombardier Dash-8-Q400 aircraft and one Saab 340B aircraft were off lease.   The Company is seeking re-lease or sale opportunities for the three off-lease aircraft for which the Company does not have term sheets.

In January 2011, the Company determined that the leases for its two Saab 340A aircraft should be treated as finance leases.  The Company recorded a receivable of approximately $2,883,000 for the present value of the rents due under the leases and a related reduction in aircraft net book value.

In February 2011, the Company amended its deferral agreement with one customer to extend the due date to May 31, 2011.  The Company also agreed to pay $284,800 to a maintenance vendor on behalf of the customer in connection with maintenance that is being performed on one of the Company’s aircraft.  Under the agreement, the customer is required to reimburse the Company for the vendor payment no later than May 31, 2011. Although no deferral payments are overdue, the customer is currently more than 30 days behind in its obligation to pay maintenance reserves to the Company. At March 31, 2011, the Company recorded an allowance for doubtful accounts in the amount of $806,700, for the amounts owed in excess of the security deposits held by the Company, and recorded related reductions in operating lease revenue, maintenance reserves revenue and refundable maintenance reserves of $239,200, $277,000 and $5,700, respectively, and an increase in maintenance expense of $284,800.  The lessee recently changed ownership and the new owner is attempting to put together a workout plan to resolve the lessee’s arrearages.  The Company is currently negotiating with the lessee regarding terms of such a workout.

As discussed in Note 7, the lease for a Dash-8-300 aircraft, which was subject to a lease expiring in May 2011, was extended and the Company agreed to the sale of two aircraft.

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

Refundable maintenance reserves received by the Company are based on lessee-reported usage during the applicable month and are accounted for as a liability, which is reduced when maintenance work is performed during the lease. Maintenance reserves that are refundable to the lessee are refunded after all return conditions specified in the lease and, in some cases, any other payments due under the lease are satisfied.  Any refundable reserves retained by the Company to satisfy return conditions are recorded as revenue when the aircraft is returned.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
March 31, 2011

3.Maintenance and Accrued Costs (continued)

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

The accompanying condensed balance sheets reflect refundable maintenance payments billed to lessees based on usage and accrued maintenance costs as liabilities for maintenance reserves.  At March 31, 2011 and December 31, 2010, the Company’s maintenance reserves and accruals consisted of the following:

	March 31, 2011	December 31, 2010

Refundable maintenance reserves	$4,840,200	$4,415,100
Accrued maintenance costs	2,882,400	2,446,800
	$7,722,600	$6,861,900

Additions to and deductions from the Company’s accrued maintenance costs during the three months ended March 31, 2011 and 2010 for aircraft maintenance were as follows:

	For the Three Months Ended March 31,
	2011	2010

Balance, beginning of period	$2,446,800	$2,433,700

Additions:
Charged to expense	4,592,500	1,920,000
Reversals of previously accrued maintenance costs	(24,400)	(108,500)
Total maintenance expense	4,568,100	1,811,500
Capital equipment	207,400	-
Accrued claims related to refundable maintenance reserves	8,700	-
Prepaid maintenance	(407,900)	48,700
Total additions	4,376,300	1,860,200

Deductions -
Payments	3,940,700	1,096,400

Net increase in accrued maintenance costs	435,600	763,800

Balance, end of period	$2,882,400	$3,197,500

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
March 31, 2011

4.Notes Payable and Accrued Interest

At March 31, 2011 and December 31, 2010, the Company’s notes payable and accrued interest consisted of the following:

	March 31, 2011	December 31, 2010

Credit Facility principal	$63,000,000	$63,000,000
Credit Facility accrued interest	93,900	122,800
Subordinated Notes principal	1,543,500	2,343,500
Subordinated Notes discount	(56,100)	(90,800)
	$64,581,300	$65,375,500

(a)Credit Facility

During the three months ended March 31, 2011, there were no new borrowings or repayments. As discussed in Note 7, in May 2011, the Company and the New Credit Facility banks agreed to amend certain provisions of the New Credit Facility agreement effective as of March 31, 2011. As of March 31, 2011 and December 31, 2010, the Company was in compliance with all covenants under the New Credit Facility.

Although the total maximum available credit under the New Credit Facility was $27,000,000 as of March 31, 2011 and December 31, 2010, exclusions of off-lease assets and assets with lease payments more than 30 days past due from the collateral base resulted in approximately $5,685,000 and $5,200,000 of maximum borrowing ability at March 31, 2011 and December 31, 2010, respectively.

The weighted average interest rate on the New Credit Facility was 4.05% at March 31, 2011 and 4.34% at December 31, 2010.

(b)Senior unsecured subordinated debt (“Subordinated Notes”)

During the three months ended March 31, 2011, the Company repaid $800,000 of principal under the Subordinated Notes.  The Company was in compliance with all covenants under the agreement to which the Subordinated Notes were first issued (“Subordinated Notes Agreement”) as of March 31, 2011 and December 31, 2010 and is currently in compliance.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
March 31, 2011

5.Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
	2011	2010

Net income/(loss)	$(2,278,800)	$1,895,600

Weighted average shares outstanding for the period	1,543,257	1,543,257
Dilutive effect of warrants	-	37,967
Weighted average diluted shares used in calculation of diluted earnings/(loss) per share	1,543,257	1,581,224

Basic earnings/(loss) per share	$ (1.48)	$1.23
Diluted earnings/(loss) per share	$ (1.48)	$1.20

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.  For the three months ended March 31, 2011, the potential dilutive effect of outstanding warrants was 42,828 shares.  However, the effect of these potentially outstanding shares was not included in the calculation of diluted loss per share for the current period because the effect would have been anti-dilutive.

6.    Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the Management Agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets.  The Company recorded management fees of $945,300 and $933,500 during the quarters ended March 31, 2011 and 2010, respectively. The Company paid no acquisition or remarketing fees to JMC during the same periods.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
March 31, 2011

7.Subsequent Events

In May 2011, the Company and the New Credit Facility banks executed an amendment to the New Credit Facility agreement, effective March 31, 2011, which changed the provisions of a debt coverage ratio to more accurately reflect the purpose of the covenant.  The Company and the banks also agreed to amend the maximum leverage ratio requirement.

In April 2011, the Company delivered a Fokker 50 aircraft to a regional carrier in Asia, the lease for which had been signed in February 2011.

In April 2011, the Company signed a term sheet with a customer in Estonia for five-year leases of the Company’s three Fokker 100 aircraft that were returned in 2010.

In April 2011, the Company notified the seller of a Bombardier Dash-8-Q400 aircraft, for which the Company had executed a letter of intent in 2010, that the Company would not purchase the aircraft, and the Company forfeited its $100,000 deposit.

In May 2011, the Company agreed to a 30-month lease extension for a Dash-8-300 aircraft, the lease for which was to expire in May.

In May 2011, the Company and the lessee of two of the Company's deHavilland DHC-6 aircraft signed an agreement for the sale of the aircraft to the lessee.  The Company expects the transaction to close in May, resulting in a gain on sale of $1,050,500.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010 and the unaudited financial statements and related notes that appear elsewhere in this report.

Results of Operations

Quarter ended March 31, 2011 compared to the quarter ended March 31, 2010

The Company’s net income decreased by $4,174,400 in the quarter ended March 31, 2011, compared to the same period in 2010, due primarily to decreased operating lease revenue and maintenance reserves revenue and increased maintenance expense, the aggregate effect of which was partially offset by decreased depreciation expense.

Operating lease revenue decreased by $2,515,800 in the quarter ended March 31, 2011, compared to the same period in 2010, primarily because of a $1,258,300 decrease related to aircraft that were off lease in the 2011 period and a $989,400 decrease related to assets that were re-leased in 2010 at lower rates.  The effects of these reductions were partially offset by a $294,400 increase related to assets that were on lease in the 2011 period, but were off lease in the same period of 2010. In the 2011 quarter, the Company also recorded a $239,200 reduction in operating lease revenue due to uncertainty about the collectibility of the related receivables.

Maintenance reserves revenue decreased by $937,500 in the quarter ended March 31, 2011, compared to the same period in 2010, primarily due to reserves collected on aircraft that were on lease in the 2010 period, but off lease in the 2011 period. In the 2011 quarter, the Company also recorded a $277,000 reduction in maintenance reserves revenue due to uncertainty about the collectibility of the related receivables.  The 2010 period included maintenance reserves revenue of $293,400 related to refundable maintenance reserves retained by the Company when two aircraft were repossessed in early 2010.  Such funds were used for maintenance required by the return conditions of the leases.

The Company recognized $2,756,600 more in maintenance expense in the quarter ended March 31, 2011 than in the same quarter of 2010.  The 2011 period included an increase in maintenance performed on aircraft that were returned to the Company during the second half of 2010, as well as $284,800 that had been advanced on behalf of a customer in connection with maintenance that is being performed on one of the Company’s aircraft.  All such maintenance was funded primarily by reserves previously collected.  These increases were partially offset by a year-to-year decrease in maintenance performed by lessees using non-refundable reserves and a decrease in maintenance performed on other off-lease aircraft.   During the quarters ended March 31, 2011 and 2010, $4,019,500 and $1,015,600 respectively, of the Company’s maintenance expense for off-lease aircraft and maintenance performed by lessees were funded by non-refundable maintenance reserves that had been recorded as revenue when earned.

Depreciation expense decreased by $597,400 in the quarter ended March 31, 2011, compared to the same period in 2010, primarily due to changes in estimated residual values and, in some cases, the extended useful lives for certain assets.

In 2010, two customers, one that leased two Fokker 50 and one that leased three Fokker 100 aircraft, experienced severe financial difficulties, and the five aircraft were returned to the Company. The Fokker 100 lessee was a significant customer based on 2010 lease revenue.  The Company retained the entire $12,752,500 of non-refundable maintenance reserves from both lessees that were previously recorded as maintenance reserves revenue.  The Company has incurred and will continue to incur significant maintenance costs in order to prepare the five aircraft for lease to new customers.  Approximately $4,173,000 and $3,900,000 of such costs was incurred during the year ended December 31, 2010 and the first quarter of 2011, respectively.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt borrowings and excess cash flows.

(a)    Credit Facilities

During 2010, the Company’s $80 million credit facility (the “Former Credit Facility”) was replaced with a new, two-year $90 million credit facility (the “New Credit Facility).  During the quarter ended March 31, 2011, the Company borrowed $0 and repaid $0 of the outstanding principal under the New Credit Facility. In May 2011, the Company and the New Credit Facility banks executed an amendment to the New Credit Facility agreement, which changed the provisions of a debt coverage ratio to more accurately reflect the purpose of the covenant, effective as of March 31, 2011.  The Company and the banks also agreed to amend the maximum leverage ratio requirement.  As of March 31, 2011 and December 31, 2010, the Company was in compliance with all covenants under the New Credit Facility agreement.

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

As of May 16, 2011, the Company had an outstanding balance of $63,000,000 under the New Credit Facility.  In May 2011, the Company agreed to the sale of two deHavilland DHC-6 aircraft, which will result in a required principal payment of $1,000,000 on May 31, 2011.  Although the total maximum available credit under the New Credit Facility after that payment will be $28,000,000, exclusion of off-lease assets and assets with lease payments more than 30 days past due from the collateral base will decrease the maximum available credit to $52,000 at that date, unless aircraft deliveries estimated to occur during the second quarter occur prior to May 31, 2011.

The Company is currently in compliance with all covenants of its New Credit Facility, as amended by the May 13, 2011 amendment to the New Credit Facility agreement, and based on its current projections, the Company believes it will continue to be in compliance with those covenants, but there can be no assurance of future compliance.

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

(b)    Senior unsecured subordinated debt

During the three months ended March 31, 2011, the Company repaid $800,000 of principal under the Subordinated Notes.  The Company was in compliance with all covenants under the agreement to which the Subordinated Notes were first issued (“Subordinated Notes Agreement”) as of March 31, 2011 and December 31, 2010 and is currently in compliance.

(c)    Cash flow

The Company's primary sources of cash are (i) operating lease revenue and (ii) maintenance reserves billed monthly to lessees based on aircraft usage.  Maintenance reserves collected by the Company are not required by the leases to be segregated and are included in cash and cash equivalents on the Company’s balance sheets.

The Company’s primary uses of cash are for servicing principal and interest payments due under its debt obligations, maintenance expense, management fees, professional fees, and insurance. Debt repayment obligations increased in April 2009, when the Subordinated Notes debt repayment schedule began to require repayment of principal in addition to interest.  The amount of interest paid by the Company depends on the outstanding balances of its Subordinated Notes debt, which bears a fixed interest rate, and its credit facilities, which carried or carry a floating interest rate as well as an interest rate margin.  The interest rate margin is higher under the New Credit Facility than under the Former Credit Facility, and the amount of interest owed under both facilities has and will continue to depend on changes in prevailing interest rates.

The timing and amount of the Company’s payments for maintenance vary, depending on the timing of lessee-performed maintenance that is eligible for reimbursement, the aggregate amount of such claims and the timing and amount of maintenance incurred in connection with preparation of off-lease aircraft for re-lease to new customers.  The Company’s maintenance payments constitute a large portion of its cash needs, and the Company may from time to time borrow additional funds under the New Credit Facility to provide funding for such payments.

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

Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  Among the more significant factors outside the Company’s control that could have an impact on the accuracy of cash flow assumptions are (i) lessee non-performance or non-compliance with lease obligations, (ii) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rental rates for the asset, (iii) lessee performance of maintenance, and payment of related maintenance claims, earlier than anticipated, (iv) inability to locate and acquire a sufficient volume of additional aircraft assets at prices that will produce acceptable net returns,  (v) an increase in interest rates and (vi) any one or a combination of the above factors that causes the Company to violate covenants of the New Credit Facility agreement or the Subordinated Notes Agreement, which may in turn require repayment of some or all of the amounts outstanding under the New Credit Facility or the Subordinated Notes.

(i)Operating activities

The Company’s cash flow from operations decreased by $5,098,100 in the three months ended March 31, 2011 compared to the same period in 2010.  As discussed below, the change in cash flow was primarily a result of an increase in expenditures for maintenance and a decrease in payments received for rent. The Company incurred significant maintenance expense in the first quarter of 2011 to prepare certain aircraft for re-lease.

Operating lease revenue

Several aircraft that were on lease in the first quarter of 2010 were off lease for all or part of the first quarter of 2011.  As a result, payments received from lessees for rent decreased by $2,658,600 in the 2011 period compared to the 2010 period.

The Company currently is receiving no lease revenue for its off-lease assets, comprised of three Fokker 50, three Fokker 100, one Bombardier Dash-8-Q400 and one Saab 340-B aircraft. As discussed in “Outlook – Remarketing Efforts,” below, the Company has signed term sheets for five of these aircraft.

Payments for maintenance

Payments for maintenance increased by $1,830,100 in the first quarter of 2011, compared to the same period in 2010, as a result of payments related to off-lease aircraft. The majority of the Company’s maintenance expenditures during the 2011 period were related to five aircraft that were returned in late 2010, the maintenance for which was funded by maintenance reserves received from the previous lessees.  The amount of payments for maintenance in future periods will depend on the amount and timing of maintenance paid as reimbursement to lessees for maintenance reserves claims, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease aircraft.

(ii)Investing activities

During the first quarter of 2011, the Company used cash of $308,800 for the purchase of equipment that has been or will be installed on several aircraft and for acquisition costs related to an aircraft purchased in December 2010.

During the first quarter of 2010, the Company received cash of $2,380,700 from the collection of insurance proceeds for (i) an aircraft that was damaged and declared a total loss in January 2010 and (ii) an engine that was damaged in late 2009.  During the quarter ended March 31, 2010, the Company used cash of $212,400 for equipment that will be installed on several aircraft and for acquisition costs related to aircraft engines purchased in the fourth quarter of 2009.

In June and July 2010, the Company executed letters of intent related to the Company’s proposed purchase of two Bombardier Dash-8-Q400 aircraft for an aggregate purchase price of approximately $17 million.   The Company purchased the first aircraft in December 2010 for approximately $8.2 million and, in March 2011, signed a term sheet and received a deposit for a four-year lease of the aircraft.  In April 2011, the Company notified the seller of the aircraft that the Company would not purchase the second aircraft.

(iii)Financing activities

The Company did not make any borrowings under the Former Credit Facility or New Credit Facility during the quarters ended March 31, 2011 and 2010, respectively.  The Company repaid $800,000 and $1,953,500 of its total outstanding debt in the quarters ended March 31, 2011 and 2010, respectively.  Such payments were funded by excess cash flow.

Outlook

 (a)   General

The ongoing global economic downturn and slow rate of recovery from the recent recession resulted in a significant reduction in airline passenger volume and in reaction to that, a reduction in the number of aircraft needed for operation by carriers in nearly all geographic areas.  This capacity reduction has created a challenging environment for the Company in three respects:

•The reduction in the demand for aircraft has increased the possibility that the Company’s current lessees will choose to return leased aircraft at lease expiration rather than renew the existing leases, notwithstanding that any such lessee may incur significant expenses to satisfy return conditions.   Due to decreased demand for aircraft capacity, it is likely that the Company will experience lower on-lease utilization rates and longer lead times for remarketing of returned aircraft, as well as lower rental rates for remarketed aircraft, as was the case with several lease extensions and re-leases during 2010.  Such factors will likely result in lower operating lease revenue in 2011.

•The global economic situation has also increased the possibility of an unanticipated lessee default, particularly by the Company’s less-established carriers, due to such lessee’s business failure.  A lessee’s default and the unscheduled return of an aircraft to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee’s default on its maintenance and return condition obligations. The Company’s operating lease revenue was significantly lower in the first quarter of 2011 than in the same period of 2010, primarily as a result of aircraft that were returned to the Company during 2010. The Company also incurred significant amounts of maintenance expense in the first quarter of 2011 to prepare the aircraft for re-lease and, as discussed below, expects significant expense when the maintenance work is completed, which the Company expects to occur primarily in the second and third quarters of 2011.  The Company monitors the performance of all of its customers and continues to note indications of weakened financial conditions and operating results for the majority of its customers.

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

(b)   Remarketing Efforts

In February 2011, the Company signed a three-year lease for one of its off-lease Fokker 50 aircraft with an existing customer in Asia, and the aircraft was delivered in April 2011.  The Company also signed a term sheet and received a deposit from a second customer in Asia for a three-year lease of another Fokker 50 aircraft.  The lease for that aircraft was signed in April 2011, and the Company expects to deliver the aircraft in the second quarter of 2011.

In March 2011, the Company agreed to a thirty-month lease extension for a Dash-8-300 aircraft, the lease for which was to expire in March.  In May 2011, the lessee for that aircraft also executed a thirty-month extension for a second Dash-8-300 aircraft, which was subject to a lease expiring in May 2011.

(i)  Aircraft currently off lease

As of May 16, 2011, the following of the Company’s aircraft were off lease:

•  Three Fokker 50, two of which were returned at lease expiration in 2010 and one of which was returned prior to lease expiration in 2010: In March 2011, the Company signed a term sheet and received a deposit from a customer in Asia for a four-year lease of one of the aircraft. The Company is seeking lessees for the other two aircraft.

•  Three Fokker 100 aircraft, which were returned to the Company prior to lease expiration in 2010:  In April 2011, the Company signed a term sheet with a customer in Estonia for a five-year lease of the three aircraft.  Delivery of the aircraft is expected to occur in the second quarter of 2011.

•  A Bombardier Dash-8-Q400 aircraft, which was purchased in December 2010: In March 2011, the Company signed a term sheet and received a deposit from a regional carrier in Africa for a four-year lease of this aircraft.  Delivery of the aircraft is expected to occur in the second quarter of 2011.

• A Saab 340B aircraft, which was returned at lease expiration in March 2011: The Company is seeking re-lease or sale opportunities for this aircraft.

The Company has incurred and will continue to incur significant maintenance costs in order to prepare its off-lease aircraft for lease to new customers.  The Company estimates that the balance of such costs is approximately $1,800,000 and will likely be incurred primarily in the second and third quarters of 2011, resulting in significant maintenance expense in those periods. Although the Company believes that the reserves received during the term of the prior leases and retained at the time the aircraft were returned should be sufficient to fund such maintenance, it is possible that the maintenance costs will exceed the amount of the retained reserves.

(ii) Upcoming lease expirations

Unless they are renewed, leases for three and four of the Company’s assets will expire in the third and fourth quarters of 2011, respectively.  Three customers, which lease five of these seven assets, have previously extended the applicable leases.  Although the Company has no signed agreements for the further extension of these leases, based on its knowledge of the lessees, the Company believes that it is likely that the leases for these five aircraft will be extended.

(c)New Credit Facility

In May 2011, the Company and the New Credit Facility banks executed an amendment to the New Credit Facility agreement, which changed the provisions of a debt coverage ratio to more accurately reflect the purpose of the covenant.  The Company and the banks also agreed to amend the requirement of a maximum leverage ratio.  Although the Company believes it will be in compliance with the covenants of the New Credit Facility in the future, as discussed below in “Factors that May Affect Future Results – New Credit Facility Obligations,” there can be no assurance of such compliance.

The Company anticipates that the amount available to the Company under the New Credit Facility, as of May 31, 2011, after exclusion of certain aircraft, will be approximately $52,000.  This projected availability is affected by (i) exclusion of off-lease aircraft and (ii) exclusion of aircraft with lease payments more than 30 days past due. If however, aircraft deliveries to lessees that are projected to happen after May 31, 2011, occur earlier than that date, the amount available could increase.  In any event, as and when the Company's off-lease aircraft are delivered, the funds available to the Company under its credit facility will increase.

A lessee of two Fokker 100 aircraft that was a significant customer in 2010 based on operating lease revenue is more than 30 days overdue in its obligations to the Company and has an outstanding deferral agreement for past arrearages with the Company.  The lessee recently changed ownership and the new owner is attempting to put together a workout plan to resolve the Company's arrearages.  The Company is currently negotiating with the lessee regarding terms of such a workout. The two aircraft currently are excluded from the collateral base under the New Credit Facility because of the past due payments. The Company is evaluating the customer’s future business plan.  If the lessee is unable to execute a plan acceptable to the Company to resolve its arrearages with the Company, and the Company terminates its relationship with the lessee, this, when combined with the effect of other off-lease aircraft or other unanticipated setbacks with other lessees, could cause the Company to fall out of compliance with certain of its credit facility covenants.  Unless a waiver is obtained, the Company could be then required to make a principal payment under the New Credit Facility, for which the Company might not have sufficient immediately-available funds.

(d)Deferral Agreements

During 2010, the Company signed deferral agreements with three of its customers.  During 2010, two of the customers returned aircraft to the Company prior to lease-end, and the Company wrote off receivables, totaling approximately $938,000, owed by both customers at the time the aircraft were returned.  Such write-offs resulted in reductions to the Company’s operating lease revenue, maintenance reserves revenue and other income of $579,300, $344,800 and $13,900, respectively, in 2010.

The Company currently has only one deferral agreement balance outstanding, with the major customer discussed above under "Outlook - New Credit Facility" that leases two Fokker 100 aircraft.  That deferral agreement requires payment of the deferral balance on May 31, 2011.  Currently, the Company's ability to collect the deferred obligations is uncertain.  Therefore, at March 31, 2011, based on non-payment of significant amounts of rent and reserves due from this customer during the first quarter of 2011, the Company recorded an allowance for doubtful accounts in the amount of $806,700, for the amounts owed under the lease and the deferral agreement in excess of the security deposits held by the Company.

Although beginning in 2009 the Company agreed with several lessees to defer payment of amounts due the Company, based on its evaluation of its current customers, the Company does not believe that such deferral agreements represent a trend that will result in additional deferral agreements in 2011.

Factors that May Affect Future Results

New Credit Facility Obligations. The total amount of borrowing under the credit facility is limited to 75% of the collateral base, and assets that come off lease and remain off-lease for a period of time may reduce the collateral base.  Past due lease payments may also affect an asset’s eligibility for inclusion in the collateral base, and the credit facility agreement places certain limits on the use of deferral agreements to “cure” such arrearages for purposes of inclusion of the subject asset in the collateral base.  The Company believes it will have sufficient cash funds to make any payment that arises due to any such collateral base limitations. Other financial covenants, relating to income and cash-flow-to-debt ratios could also be adversely affected by negative developments with certain of the Company’s “troubled” lessees, particularly a major lessee of two Fokker 100 aircraft that is currently attempting a workout with creditors, discussed above in "Outlook -- Deferral Agreements."  Although the aircraft currently leased to that lessee are no longer included in the credit facility collateral base due to payment arrearage, and an allowance for doubtful accounts has already been recognized with respect to receivables from that lessee, termination of the leases with the customer will likely trigger a large amount of maintenance expense and the loss of revenue until the aircraft is remarketed to a new lessee, which may negatively impact the Company's compliance with certain of its credit facility covenants.  The Company believes that even if there is a termination of the leases with this lessee, the Company will still be able to remain in compliance with its credit facility covenants, though with a much smaller cushion for any other unanticipated setbacks with other lessees.

The Company’s beliefs regarding compliance with its credit facility are based on certain assumptions regarding the outcome of a workout by the major lessee of its lease and deferral agreement obligations, discussed above, remarketing of off-lease aircraft within the time period anticipated by the Company, renewal of certain existing leases, interest rates, profitability, lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry (See “Liquidity and Capital Resources – Cash flow,” above). There can be no assurance that the Company’s assumptions will prove to be correct.  If the assumptions are incorrect (for example, if the Company’s off-lease aircraft are not re-leased in the time period currently anticipated by the Company as described in “Outlook – (c) New Credit Facility”) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to mitigate the situation, the Company may have to sell a significant portion of its portfolio in order to avoid or cure a default under the New Credit Facility agreement.

General Economic Conditions and Lowered Demand for Travel. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is continuing to experience financial difficulty and contraction due to the protracted downturn in the global economy.  Passenger volume has fallen significantly for carriers worldwide, and the loss of revenue has affected many carriers’ financial condition. The ongoing credit crisis has made it difficult or impossible for many regional carriers to find the additional debt financing on which they have traditionally relied.  The confluence of these economic factors increases the likelihood of failures among the Company’s customers.  The spread of another flu epidemic, the threat or execution of a terrorist attack against aviation, a natural event that interrupts air traffic, such as the 2010 Iceland volcano eruption, political crises or other events that cause a prolonged spike in fuel prices, or other like events could exacerbate an already weakened condition and lead to widespread failures in the air carrier industry.  If lessees experience financial difficulties and are unable to meet lease obligations, this will, in turn, negatively affect the Company’s financial performance.

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

Economic downturns can affect certain regions of the world more than others.  As the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases aircraft could have a significant adverse impact on the Company.  Currently, the largest proportion of the Company’s business by revenue comes from the European, Caribbean and North American regions, in which seven, two and three, respectively, of the Company’s lessees operate assets.   The European, Caribbean and North American regions constitute 49%, 21% and 14%, respectively, of the Company’s lease revenue.

Several of the Company's customers have experienced financial difficulties arising from a combination of the weakened air carrier market and their own unique financial circumstances and have requested and been granted deferral of certain overdue and/or future rental or reserve payment obligations as disclosed in the section entitled "Outlook (d) Deferral Agreements.”  If the current weakened air carrier environment continues, it is possible that the Company may enter into additional deferral agreements. When a customer requests a deferral of lease obligations, the Company evaluates the lessee’s financial plan, the likelihood that the lessee can remain a viable carrier, and whether the deferral will be repaid according to the agreed schedule.  If the Company feels that there is a risk that deferred obligations will not be repaid, the Company records the rent and reserve payments from the applicable lessee on a cash basis. If the Company makes a judgment that the lessee is likely to meet its deferred obligations, the Company continues to record the deferred rental and reserve payments as revenue in the periods in which they accrue.  It is possible that a lessee that the Company judges to be likely to repay its deferred obligations could experience a worsening financial condition.  In that circumstance, the Company may determine that full repayment of the deferred obligations is no longer likely, in which case the Company would record a bad debt expense or reduction of income.  This could have a material effect on the Company's financial results in the period that such bad debt expense or income reduction is recorded.

Ownership Risks.  Nearly all of the Company’s portfolio is leased under operating leases. The term of a lease might be less than the entire anticipated remaining useful life of the leased asset.  The Company’s ability to recover its purchase investment in an asset subject to such a lease is dependent upon the Company’s ability to profitably re-lease or sell the asset after the expiration of the initial lease term.   Some of the factors that have an impact on the Company’s ability to re-lease or sell the asset include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset’s use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments that cause the asset to become obsolete. If the Company is unable to remarket its assets on favorable terms when the leases for such equipment expire, the Company’s business, financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

In addition, a successful investment in an asset subject to a lease depends in part upon having the asset returned by the lessee in the condition as required under the lease.  Each lease typically obligates a customer to return an aircraft to the Company in a specified condition, which generally requires the aircraft be returned in equal or better condition than at delivery to the lessee.  If the lessee becomes insolvent during the term of its lease and the Company has to repossess the aircraft from the lessee, it is unlikely that the lessee will have the financial ability to meet these return obligations.  Thus, upon repossession, the Company may be required to expend funds in excess of the maintenance reserves collected from the insolvent lessee to return the aircraft to a remarketable condition.

Several of the Company’s leases do not require payment of monthly maintenance reserves, which serve as the lessee’s advance payment for its future repair and maintenance obligations.  If repossession due to lessee default occurs under such a lease, the Company will be left with the expense for the costs of unperformed repair and maintenance under the applicable lease and the Company may incur an unanticipated expense in order to re-lease the aircraft.

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

Concentration of Lessees and Aircraft Type. For the month ended April 30, 2011, based on monthly operating lease revenue and interest income from finance leases, the Company’s three largest customers were located in Antigua, Germany and Norway and accounted for approximately 21%, 16% and 15%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results and collateral base under the New Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

As of April 30, 2011, the Company owned seven Fokker 100, eight Bombardier Dash-8-300 and fourteen Fokker 50 aircraft, making these three aircraft types the dominant types in the portfolio and representing 30%, 24% and 19%, respectively, of net book value As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

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

Risks of Debt Financing.  The Company’s use of debt as the primary form of acquisition financing subjects the Company to increased risks associated with leveraging.  Indebtedness owed under the New Credit Facility and the Subordinated Notes carries a higher cost of capital relative to equity financing, resulting in relatively higher expense and reduced free cash flow.  The Company’s assets secure its debt financing.  In addition to payment obligations, the New Credit Facility and Subordinated Notes also require the Company to comply with certain financial covenants, including a requirement of positive earnings and compliance with interest coverage ratios and required net worth.  Any default under the New Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the existing assets of the Company.  Any such default could also result in a cross default under the Subordinated Notes.

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

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights than those that apply in the United States.  The Company could experience collection or repossession problems related to the enforcement of its lease agreements under foreign local laws and remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code do not apply to non-U.S. carriers, and applicable local law may not offer similar protections.  Certain countries do not have a central registration or recording system with which to locally establish the Company’s interest in equipment and related leases.  This could make it more difficult for the Company to recover an aircraft in the event of a default by a foreign lessee.

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

Management Fee Structure. All decisions regarding acquisitions and disposal of aircraft from the Company’s portfolio are made by JMC.  JMC is paid a management fee based on the net asset value of the Company’s portfolio.  It also receives a one-time asset acquisition fee upon purchase of an aircraft by the Company, and a one-time sale fee upon disposal of an aircraft.  Optimization of the results of the Company depends on timing of the acquisition, lease yield on the acquired assets, and re-lease or sale of its portfolio assets.  Under the current management fee structure, a larger volume of acquisitions generates acquisition fees and also increases the periodic management fee by increasing the size of the aircraft portfolio.  Since the Company’s current business strategy involves continued growth of its portfolio and a “buy and hold” strategy, a compensation structure that results in greater compensation with an increased portfolio size is not inherently inconsistent with that strategy.  The compensation structure does, nonetheless, create a situation where a decision by JMC for the Company to forego an asset transaction deemed to be an unacceptable business risk due to the lessee or the aircraft type is in conflict with JMC's own pecuniary interest.  As a result, the compensation structure could act to incent greater risk-taking by JMC in asset acquisition decision-making.  All acquisition decisions by JMC on behalf of the Company, however, currently require New Credit Facility lender approval of the asset acquired and the lessee in order to be included in the New Credit Facility collateral base, and the Company has established objective target guidelines for yields on acquired assets.  Further, the Board of the Company, including a majority of the outside independent directors, must approve any acquisition that involves a new asset type.  While the Company currently believes the foregoing are effective mitigating factors against undue compensation-incented risk-taking by JMC, there is no assurance that such mechanisms can entirely and effectively eliminate such risk.

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

Casualties, Insurance Coverage.  The Company, as owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets.  As a triple-net lessor, the Company is generally protected against such claims, since the lessee would be responsible for, insure against and indemnify the Company for such claims. The Company defines an “operating lease” as a lease with a term that is less than the useful life of the asset. A “triple net operating lease” is an operating lease under which, in addition to monthly rental payments, the lessee is generally responsible for the taxes, insurance and maintenance and repair of the aircraft arising from the use and operation of the aircraft during the term of the lease.  Although the United States Aviation Act may provide some protection with respect to the Company’s aircraft assets, it is unclear to what extent such statutory protection would be available to the Company with respect to most of the Company’s assets, which are operated in foreign countries where such provisions of the United States Aviation Act may not apply.

The Company’s leases generally require a lessee to insure against likely risks of loss or damage to the leased asset, and liability to passengers and third parties pursuant to industry standard insurance policies and require lessees to provide insurance certificates documenting the policy periods and coverage amounts.  The Company tracks receipt of the certificates and calendars their expiration dates.  Prior to the expiration of an insurance certificate, if a replacement certificate has not been received, the Company reminds the lessee of its obligation to provide current insurance certificates.

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

Item 4.Controls and Procedures.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting.  No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AEROCENTURY CORP.

Date: May 16, 2011	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer