Form 10-Q
period 2011-08-09
AEROCENTURY CORP
filed 2011-08-12
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 12, 2011 the Issuer had 1,606,557 Shares of Common Stock, par value $0.001 per share, issued, of which 63,300 are held as Treasury Stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements regarding its continued compliance with the covenants of its New Credit Facility; that the higher margin on its New Credit Facility debt will not have a significant impact on the Company’s results; and that the Company will have adequate cash flow to fund operational needs and payments required under its New Credit Facility and the Subordinated Notes; (ii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements that the Company may incur significant expense as certain maintenance on returned aircraft occurs in the third quarter of 2011; that the trend of lower on-lease utilization rates, longer lead times for remarketing returned aircraft, and lower rental rates is expected to continue to affect the Company’s operating lease revenue in the remainder of 2011; that there is likely to be a significant decrease in the pool of customers requiring aircraft and that the Company’s portfolio growth will continue to be slow; that the Company expects to deliver two Fokker 50 aircraft in September 2011; that the balance of maintenance costs to prepare off-lease aircraft for new customers is likely to be incurred in the  third quarter of 2011, resulting in significant maintenance expense in that period and that reserves received during the term of the prior leases for such aircraft will be sufficient to fund such maintenance;  that the Company believes leases for two aircraft with certain lessees will be extended; that the Company will be in compliance with covenants of the New Credit Facility in the future; and that the prior deferral agreements entered into do not represent a trend for additional ones in 2011; and (iii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” that the Company will have sufficient funds to make any payment that arises due to any collateral base limitations; that upon termination of the leases of two Fokker 100 aircraft with a lessee the Company will still be able to remain in compliance with its credit facility covenants; that most of the Company’s expected growth will occur outside of the United States; that the availability under the New Credit Facility will be sufficient to fund projected acquisitions through the end of 2011; that the Company has the industry experience and technical resources necessary to effectively manage new aircraft types and engines; that there are effective mitigating factors against undue compensation-incented risk-taking by JMC; and that the costs of complying with environmental regulations will not have a material adverse effect on the Company. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the impact of the current economic downturn on the Company’s customer base of regional air carriers; the continued availability of financing for acquisitions; the compliance of the Company's lessees with obligations under their respective leases; risks related to use of debt financing for acquisitions; the Company’s success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.Financial Statements.

AeroCentury Corp.
Condensed Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2011	2010

Assets:
Cash and cash equivalents	$1,464,800	$1,949,400
Accounts receivable, including deferred rent of $1,686,800 and $1,054,400, net of allowance for doubtful accounts of $1,842,700 and $0 at June 30, 2011 and December 31, 2010, respectively	3,986,300	2,005,000
Finance lease receivable	1,354,300	-
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $45,997,800 and $47,185,900 at June 30, 2011 and December 31, 2010, respectively	120,057,200	126,822,600
Prepaid expenses and other	2,299,100	2,234,300

Total assets	$129,161,700	$133,011,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$523,700	$627,800
Notes payable and accrued interest	64,008,400	65,375,500
Maintenance reserves and accrued maintenance costs	8,066,200	6,861,900
Security deposits	4,756,000	4,661,800
Unearned revenues	601,200	577,200
Deferred income taxes	11,493,700	12,766,500

Total liabilities	89,449,200	90,870,700

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	25,434,900	27,863,000
	40,216,600	42,644,700
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	39,712,500	42,140,600

Total liabilities and stockholders’ equity	$129,161,700	$133,011,300

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Statements of Operations
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010

Revenues and other income:

Operating lease revenue, net	$8,866,900	$12,467,500	$4,662,500	$5,747,300
Maintenance reserves revenue, net	1,175,300	4,703,000	634,900	3,225,100
Gain on disposal of assets	1,371,100	466,000	1,371,100	50,000
Other income	236,300	51,300	86,700	27,700
Recovery of bad debt	-	208,000	-	-

	11,649,600	17,895,800	6,755,200	9,050,100
Expenses:

Maintenance	7,507,700	5,785,300	2,939,700	3,973,800
Depreciation	2,661,500	3,658,400	1,422,800	1,822,200
Interest	1,932,800	2,196,700	965,600	1,139,700
Management fees	1,876,400	1,850,100	931,000	916,700
Professional fees, general and administrative and other	765,800	391,700	440,700	211,300
Insurance	544,100	273,900	278,000	160,400
Other taxes	45,100	45,000	22,500	22,500

	15,333,400	14,201,100	7,000,300	8,246,600

Income/(loss) before income tax provision	(3,683,800)	3,694,700	(245,100)	803,500

Income tax provision/(benefit)	(1,255,700)	1,271,400	(95,800)	275,800

Net income/(loss)	$(2,428,100)	$2,423,300	$(149,300)	$527,700

Earnings/(loss) per share:
Basic	$(1.57)	$1.57	$(0.10)	$0.34
Diluted	$(1.57)	$1.53	$(0.10)	$0.33
Weighted average shares used in earnings/(loss) per share computations:
Basic	1,543,257	1,543,257	1,543,257	1,543,257
Diluted	1,543,257	1,586,697	1,543,257	1,590,814

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2011	2010

Net cash provided/(used) by operating activities	$(404,900)	$6,462,300

Investing activities:
Proceeds from insurance	-	2,380,700
Proceeds from disposal of assets	2,101,500	-
Acquisition costs and equipment additions to aircraft	(356,200)	(322,300)
Net cash provided by/(used in) investing activities	1,745,300	2,058,400

Financing activities:
Repayments of Credit Facility	(1,000,000)	(3,500,000)
Repayments of Subordinated Notes	(825,000)	(3,047,500)
Net cash used in financing activities	(1,825,000)	(6,547,500)

Net increase/(decrease) in cash and cash equivalents	(484,600)	1,973,200

Cash and cash equivalents, beginning of period	1,949,400	1,252,500

Cash and cash equivalents, end of period	$1,464,800	$3,225,700

During the six months ended June 30, 2011 and 2010, the Company paid interest totaling $1,369,500 and $2,770,000, respectively. During the six months ended June 30, 2011 and 2010, the Company paid income taxes totaling $0 and $14,100, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
June 30, 2011

1.Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

(c)Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
June 30, 2011

1.Organization and Summary of Significant Accounting Policies (continued)

(c)Fair Value Measurements (continued)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table shows by level, within the fair value hierarchy, the Company’s assets at fair value as of June 30, 2011 and December 31, 2010:

	June 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,464,800	$1,464,800	$-	$-	$1,949,400	$1,949,400	$-	$-

Total	$1,464,800	$1,464,800	$-	$-	$1,949,400	$1,949,400	$-	$-

As of June 30, 2011 and December 31, 2010, there were no liabilities that are required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future cash flows and that carrying value exceeds its fair value. During the three months and six months ended June 30, 2011 and 2010, there was no write-down of long-lived assets recorded.

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of accounts receivable, accounts payable, amounts borrowed under a credit facility and borrowings under notes payable.  The fair value of accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short-term nature.

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

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
June 30, 2011

1.Organization and Summary of Significant Accounting Policies (continued)

(d)Reclassifications

Certain of the prior period financial statement amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on previously reported net income or cash flows.  Amounts reported for maintenance expense for the three months and six months ended June 30, 2010 in the accompanying condensed statements of operations include $283,800 of bad debt expense recognized in June 2010.   Such amount was related to maintenance paid on behalf of a lessee, for which the Company recorded a bad debt allowance at June 30, 2010.  This amount has been reclassified to maintenance expense, as the Company believes that this classification better describes the nature of the expense.

(e)Finance Leases

The lease for one of the Company’s aircraft contains a purchase option for the lessee for an amount substantially below the estimated residual value of the asset at the date for purchase under such option.  Consequently, the Company considers the purchase option to be a “bargain purchase option” and has classified such lease as a finance lease for financial accounting purposes.  As discussed in note 2, the Company previously had a second finance lease.  The Company does not include the value, purchase price or accumulated depreciation of finance lease assets on its balance sheet.  Instead, for any finance lease, the discounted present value of (i) future minimum lease payments (including bargain purchase options) and (ii) any residual value not subject to a bargain purchase option are reported as a finance lease receivable.  Rental revenue and depreciation expense are not recognized on finance leases.  Rather, the Company accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the lease.

2.Aircraft and Aircraft Engines Held for Lease

At June 30, 2011 and December 31, 2010, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following.

	June 30, 2011		December 31, 2010
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value

Fokker 100	7	30%	7	30%
Bombardier Dash-8-300	8	24%	8	23%
Fokker 50	14	19%	14	19%
General Electric CF34-8E5 engine	3	8%	3	8%
Bombardier Dash-8-Q400	1	7%	1	7%
Saab 340B	6	7%	6	6%
deHavilland DHC-8-100	2	4%	2	4%
deHavilland DHC-6	1	1%	3	1%
Saab 340A	1	-	2	2%

Net book value at June 30, 2011 excludes the Company’s Saab 340A aircraft, which is subject to a finance lease.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
June 30, 2011

2.Aircraft and Aircraft Engines Held for Lease (continued)

During the six months ended June 30, 2011 and 2010, the Company did not purchase any aircraft. During the six months ended June 30, 2011, the Company paid $356,200 for equipment that will be installed on several aircraft and for acquisition costs related to an aircraft purchased in December 2010.  During the six months ended June 30, 2010, the Company paid $322,300 for equipment that was installed on several aircraft and for acquisition costs related to aircraft engines purchased in December 2009.

During the six months ended June 30, 2011, the Company sold two of its deHavilland DHC-6 aircraft to the lessee and recorded a gain of approximately $1,053,000. The Company also recorded a gain on insurance proceeds of approximately $318,000 in connection with the disposal of an asset that was subject to a finance lease.

At June 30, 2011, eight of the Company’s aircraft, comprised of three Fokker 50, three Fokker 100, one Bombardier Dash-8-Q400 and one Saab 340B aircraft, were off lease.   As discussed in note 7, one of the Fokker 50 aircraft and the Bombardier Dash-8-Q400 aircraft were subsequently leased and delivered to new customers for terms of 48 months and 38 months, respectively.  The Company has a signed term sheet and deposits for the other two Fokker 50 aircraft and is seeking re-lease opportunities for the Fokker 100 and Saab 340B aircraft.

In January 2011, the Company determined that the leases for its two Saab 340A aircraft should be treated as finance leases.  The Company recorded a receivable of approximately $2,883,000 for the present value of the rents due under the leases and a related reduction in aircraft net book value. One of the aircraft sustained significant damage and was declared a total loss during the second quarter of 2011.  The Company recorded a receivable for the $1,700,000 of insurance proceeds, which satisfied the remaining balance of the finance lease and resulted in a gain of approximately $318,000.  The insurance proceeds will be used to repay a portion of the Company’s senior debt.

In February 2011, the Company amended its deferral agreement with one customer to extend the due date to May 31, 2011.  The Company also agreed to pay $284,800 to a maintenance vendor on behalf of the customer in connection with maintenance that is being performed on one of the Company’s aircraft.  Under the agreement, the customer was required to reimburse the Company for the vendor payment no later than May 31, 2011. The customer is currently behind in its obligations to the Company. At June 30, 2011, the Company recorded an allowance for doubtful accounts in the amount of $1,842,700, for the amounts owed in excess of the security deposits held by the Company, and recorded related reductions in operating lease revenue, maintenance reserves revenue and refundable maintenance reserves of $470,500, $602,900 and $12,300, respectively, and an increase in maintenance expense of $757,000.  The airline recently changed ownership and the new owner is attempting to put together a workout plan to resolve the arrearages.  The Company is currently negotiating with the airline regarding terms of such a workout.

In April 2011, the Company delivered a Fokker 50 aircraft to a regional carrier in Asia, the lease for which had been signed in February 2011.

In April 2011, the Company signed a term sheet with a customer in Estonia for five-year leases of the Company’s three Fokker 100 aircraft that were returned in 2010.  The transaction was not consummated, and the Company is continuing to seek re-lease opportunities for the aircraft.

In May 2011, the Company agreed to a 30-month lease extension for a Dash-8-300 aircraft, the lease for which was to expire in May.

In June 2011, the Company delivered a Fokker 50 to a customer in Asia for a term of 49 months.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
June 30, 2011

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

The accompanying condensed balance sheets reflect refundable maintenance payments billed to lessees based on usage and accrued maintenance costs as liabilities for maintenance reserves.  At June 30, 2011 and December 31, 2010, the Company’s maintenance reserves and accruals consisted of the following:

	June 30, 2011	December 31, 2010

Refundable maintenance reserves	$5,109,300	$4,415,100
Accrued maintenance costs	2,956,900	2,446,800
	$8,066,200	$6,861,900

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
June 30, 2011

3.Maintenance and Accrued Costs (continued)

Additions to and deductions from the Company’s accrued maintenance costs during the six months ended June 30, 2011 and 2010 for aircraft maintenance were as follows:

	For the Six Months Ended June 30,
	2011	2010

Balance, beginning of period	$2,446,800	$2,433,700

Additions:
Charged to expense	7,909,000	5,915,700
Reversals of previously accrued maintenance costs	(401,300)	(130,400)
Total maintenance expense	7,507,700	5,785,300
Capital equipment	242,600	151,700
Accrued claims related to refundable maintenance reserves	81,200	662,000
Prepaid maintenance	201,100	198,300
Total additions	8,032,600	6,797,300

Deductions -
Payments	6,915,500	4,813,200
Other	607,000	159,400
	7,522,500	4,972,600

Net increase in accrued maintenance costs	510,100	1,824,700

Balance, end of period	$2,956,900	$4,258,400

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
June 30, 2011

4.Notes Payable and Accrued Interest

At June 30, 2011 and December 31, 2010, the Company’s notes payable and accrued interest consisted of the following:

	June 30, 2011	December 31, 2010

Credit Facility principal	$62,000,000	$63,000,000
Credit Facility accrued interest	521,500	122,800
Subordinated Notes principal	1,518,500	2,343,500
Subordinated Notes discount	(31,600)	(90,800)
	$64,008,400	$65,375,500

(a)Credit Facility

During 2010, the Company’s $80 million credit facility (the “Former Credit Facility”) was replaced with a new, two-year $90 million credit facility (the “New Credit Facility).  During the six months ended June 30, 2011, the Company repaid $1,000,000.  In May 2011, the Company and the New Credit Facility banks executed an amendment to the New Credit Facility agreement, effective March 31, 2011, which changed the provisions of a debt coverage ratio to more accurately reflect the purpose of the covenant.  The Company and the banks also agreed to amend the maximum leverage ratio requirement.  As of June 30, 2011 and December 31, 2010, the Company was in compliance with all covenants under the New Credit Facility.

Although the total maximum available credit under the New Credit Facility was $28,000,000 and $27,000,000 as of June 30, 2011 and December 31, 2010, respectively, exclusions of off-lease assets and assets with lease payments more than 30 days past due from the collateral base resulted in approximately $1,099,500 and $5,200,000 of maximum borrowing ability at June 30, 2011 and December 31, 2010, respectively.

The weighted average interest rate on the New Credit Facility was 4.06% at June 30, 2011 and 4.34% at December 31, 2010.

(b)Senior unsecured subordinated debt (“Subordinated Notes”)

During the six months ended June 30, 2011, the Company repaid $825,000 of principal under the Subordinated Notes.  The Company was in compliance with all covenants under the agreement to which the Subordinated Notes were first issued (“Subordinated Notes Agreement”) as of June 30, 2011 and December 31, 2010 and is currently in compliance.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
June 30, 2011

5.Computation of Earnings/(Loss) Per Share

Basic and diluted earnings/(loss) per share are calculated as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010

Net income/(loss)	$(2,428,100)	$2,423,300	$(149,300)	$527,700

Weighted average shares outstanding for the period	1,543,257	1,543,257	1,543,257	1,543,257
Dilutive effect of warrants	-	43,440	-	47,557
Weighted average diluted shares used in calculation of diluted earnings/(loss) per share	1,543,257	1,586,697	1,543,257	1,590,814

Basic earnings/(loss) per share	$(1.57)	$1.57	$(0.10)	$0.34
Diluted earnings/(loss) per share	$(1.57)	$1.53	$(0.10)	$0.33

Basic earnings/(loss) per common share is computed using net income/(loss) and the weighted average number of common shares outstanding during the period.  Diluted earnings/(loss) per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.  For the three months and six months ended June 30, 2011, the potential dilutive effect of outstanding warrants was 21,651 shares and 34,436 shares, respectively.  However, the effect of these potentially outstanding shares was not included in the calculation of diluted loss per share for the current period because the effect would have been anti-dilutive.

6.  Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the Management Agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $1,876,400 and $1,850,100 during the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, the Company paid remarketing fees totaling $131,500 to JMC. The Company paid no acquisition or remarketing fees to JMC during the 2010 period.

7.Subsequent Events

In July 2011, the Company delivered a Fokker 50 to an existing customer in Asia for a term of 48 months.

In August 2011, the Company delivered its Bombardier Dash-8-Q400 to a customer in Africa for a term of 38 months.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010 and the unaudited financial statements and related notes that appear elsewhere in this report.

Results of Operations

Quarter ended June 30, 2011 compared to the quarter ended June 30, 2010

The Company’s net income decreased by $677,000 in the quarter ended June 30, 2011, compared to the same period in 2010, due primarily to decreased operating lease revenue and maintenance reserves revenue, the aggregate effect of which was partially offset by decreased depreciation expense and maintenance expense.

Operating lease revenue decreased by $1,084,800 in the quarter ended June 30, 2011, compared to the same period in 2010, primarily because of a $1,132,000 decrease related to aircraft that were on lease in 2010 but off lease in the 2011 period.  The effects of these reductions were partially offset by a $251,100 increase related to assets that were on lease in the 2011 period, but were off lease in the same period of 2010. In the 2011 quarter, the Company also recorded a $233,900 reduction in operating lease revenue due to uncertainty about the collectibility of the related receivables.

Maintenance reserves revenue decreased by $2,590,200 in the quarter ended June 30, 2011, compared to the same period in 2010, primarily due to reserves collected on aircraft that were on lease in the 2010 period, but off lease in the 2011 period. In the 2011 quarter, the Company also recorded a $325,900 reduction in maintenance reserves revenue due to uncertainty about the collectibility of the related receivables.  The 2010 period included maintenance reserves revenue of $2,067,500 related to refundable maintenance reserves retained by the Company when two aircraft were repossessed in early 2010.  Such funds were used for maintenance required by the return conditions of the leases.

Gain on disposal of assets increased by $1,321,100 in the quarter ended June 30, 2011, compared to the same period in 2010, primarily because the 2011 period included gains on the sale of two aircraft and a gain on insurance proceeds related to the loss of an aircraft.

The Company recognized $1,034,100 less in maintenance expense in the quarter ended June 30, 2011 than in the same quarter of 2010.  The 2011 quarter included a $1,623,400 decrease in maintenance performed on aircraft that were returned to the Company during 2010.  This decrease was partially offset by an increase of $404,500 in maintenance performed on other off-lease aircraft and a $188,500 increase in amounts that were advanced on behalf of customers in connection with maintenance performed on the Company’s aircraft.

During the quarters ended June 30, 2011 and 2010, $2,178,100 and $2,745,700 respectively, of the Company’s maintenance expense for off-lease aircraft and maintenance performed by lessees were funded by non-refundable maintenance reserves that had been recorded as revenue when earned.

Depreciation expense decreased by $399,400 in the quarter ended June 30, 2011, compared to the same period in 2010, primarily due to changes in estimated residual values, which the Company analyzes and adjusts annually based on third party appraisals.

Professional fees, general and administrative and other expenses increased by approximately $229,400 in the quarter ended June 30, 2011, as compared to the same quarter in 2010, as a result of higher legal expense and the forfeiture of a deposit when the Company did not purchase an aircraft for which the Company had previously executed a letter of intent.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

The Company’s net income decreased by $4,851,400 in the six months ended June 30, 2011, compared to the same period in 2010, due primarily to decreased operating lease revenue and maintenance reserves revenue and increased maintenance expense, the aggregate effect of which was partially offset by decreased depreciation expense.

Operating lease revenue decreased by $3,600,600 in the six months ended June 30, 2011, compared to the same period in 2010, primarily because of a $2,390,400 decrease related to aircraft that were off lease in the 2011 period and a $980,800 decrease related to assets that were re-leased in the second half of 2010 at lower rates.  The effects of these reductions were partially offset by a $545,400 increase related to assets that were on lease in the 2011 period, but were off lease in the same period of 2010. In the six-month period of 2011, the Company also recorded a $470,500 reduction in operating lease revenue due to uncertainty about the collectibility of the related receivables.

Maintenance reserves revenue decreased by $3,527,700 in the six months ended June 30, 2011, compared to the same period in 2010, primarily due to reserves collected on aircraft that were on lease in the 2010 period, but off lease in the 2011 period. In the six-month period of 2011, the Company also recorded a $602,900 reduction in maintenance reserves revenue due to uncertainty about the collectibility of the related receivables.  The 2010 period included maintenance reserves revenue of $2,360,900 related to refundable maintenance reserves retained by the Company when two aircraft were repossessed in early 2010.  Such funds were used for maintenance required by the return conditions of the leases.

Gain on disposal of assets increased by $905,100 in the six months ended June 30, 2011, compared to the same period in 2010, primarily because the 2011 period included gains on the sale of two aircraft and a gain on insurance proceeds related to the loss of an aircraft.  The 2010 period included a net gain on insurance proceeds that the Company received for one aircraft that had sustained significant damage, as well as the sale of spare parts and an engine that was replaced on one of the Company’s aircraft.

The Company recognized $1,722,400 more in maintenance expense in the six months ended June 30, 2011 than in the same period of 2010.  The 2011 period included an increase of $1,665,000 in maintenance performed on aircraft that were returned to the Company during the second half of 2010 and an increase of $300,000 in maintenance on other off-lease aircraft, as well as a $473,300 increase in amounts that were advanced on behalf of customers in connection with maintenance performed on the Company’s aircraft. The effect of these increases was partially offset by a $752,800 decrease in maintenance performed by lessees using non-refundable reserves.

During the six months ended June 30, 2011 and 2010, $6,297,800 and $3,761,300 respectively, of the Company’s maintenance expense for off-lease aircraft and maintenance performed by lessees were funded by non-refundable maintenance reserves that had been recorded as revenue when earned.

Depreciation expense decreased by $996,900 in the six months ended June 30, 2011, compared to the same period in 2010, primarily due to changes in estimated residual values, which the Company analyzes and adjusts annually based on third party appraisals
.

Professional fees, general and administrative and other expenses increased by approximately $374,100 in the six months ended June 30, 2011, as compared to the same period in 2010, as a result of higher legal expense and the forfeiture of a deposit when the Company did not purchase an aircraft for which the Company had previously executed a letter of intent.

In 2010, two customers, one that leased two Fokker 50 and one that leased three Fokker 100 aircraft, experienced severe financial difficulties, and the five aircraft were returned to the Company. The Fokker 100 lessee was a significant customer based on 2010 lease revenue.  The Company retained the entire $12,752,500 of non-refundable maintenance reserves from both lessees that were previously recorded as maintenance reserves revenue.  The Company has incurred significant maintenance costs in order to prepare the five aircraft for lease to new customers.  Approximately $4,173,000 and $4,739,000 of such costs was incurred during the year ended December 31, 2010 and the first six months of 2011, respectively.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt borrowings and excess cash flows.

(a)Credit Facilities

During 2010, the Company’s $80 million credit facility (the “Former Credit Facility”) was replaced with a new, two-year $90 million credit facility (the “New Credit Facility).  During the six months ended June 30, 2011, the Company borrowed $0 and repaid $1,000,000 of the outstanding principal under the New Credit Facility. In May 2011, the Company and the New Credit Facility banks executed an amendment to the New Credit Facility agreement, which changed the provisions of a debt coverage ratio to more accurately reflect the purpose of the covenant, effective as of March 31, 2011.  The Company and the banks also agreed to amend the maximum leverage ratio requirement.  As of June 30, 2011 and December 31, 2010, the Company was in compliance with all covenants under the New Credit Facility agreement.

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

As of August 12, 2011, the Company had an outstanding balance of $62,500,000 under the New Credit Facility. Although the total maximum available credit under the New Credit Facility is currently $27,500, exclusion of off-lease assets and assets with lease payments more than 30 days past due from the collateral base has decreased the maximum available credit to $8,758,000.

The Company is currently in compliance with all covenants of the New Credit Facility, as amended by the May 13, 2011 amendment, and based on its current projections, the Company believes it will continue to be in compliance with those covenants, but there can be no assurance of future compliance.

The Company's interest expense will generally increase and decrease with prevailing interest rates. The Company’s New Credit Facility has a fixed interest rate margin that is higher than the highest variable margin that was applicable to its Former Credit Facility, but the Company does not anticipate that the higher margin will have a significant impact on the Company’s results. The Company has the ability to enter into interest rate swaps to economically hedge against interest rate increases in its floating rate debt under the New Credit Facility and has done so in the past.

(b)Senior unsecured subordinated debt

During the six months ended June 30, 2011 and 2010, the Company repaid $825,000 and $3,047,500, respectively, of principal under the Subordinated Notes.  The Company was in compliance with all covenants under the agreement to which the Subordinated Notes were first issued (“Subordinated Notes Agreement”) as of June 30, 2011 and December 31, 2010 and is currently in compliance.

(c)Cash flow

The Company's primary sources of cash are (i) operating lease revenue and (ii) maintenance reserves billed monthly to lessees based on aircraft usage.  Maintenance reserves collected by the Company are not required by the leases to be segregated and are included in cash and cash equivalents on the Company’s balance sheets.

The Company’s primary uses of cash are for servicing principal and interest payments due under its debt obligations, maintenance expense, management fees, professional fees, and insurance. Debt repayment obligations increased in April 2009, when the Subordinated Notes debt repayment schedule began to require repayment of principal in addition to interest.  The amount of interest paid by the Company depends on the outstanding balances of its Subordinated Notes debt, which bears a fixed interest rate, and its New Credit Facility, which carries a floating interest rate as well as an interest rate margin.  The amount of interest owed under the credit facility will continue to depend on changes in prevailing interest rates.

The timing and amount of the Company’s payments for maintenance vary, depending on the timing of lessee-performed maintenance that is eligible for reimbursement, the aggregate amount of such claims and the timing and amount of maintenance incurred in connection with preparation of off-lease assets for re-lease to new customers.  The Company’s maintenance payments constitute a large portion of its cash needs, and the Company may from time to time borrow additional funds under the New Credit Facility to provide funding for such payments.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under the New Credit Facility and Subordinated Notes, based upon its estimates of future revenues and expenditures, which include assumptions regarding (i) revenues for assets to be re-leased, (ii) required debt payments, (iii) interest rates, (iv) the cost and anticipated timing of maintenance to be performed and (v) timely use of proceeds of unused debt capacity toward additional acquisitions of income producing assets.

Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  Among the more significant factors that could have an impact on the accuracy of cash flow assumptions are (i) lessee non-performance or non-compliance with lease obligations, (ii) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rental rates for the asset, (iii) lessee performance of maintenance, and payment of related maintenance claims, earlier than anticipated, (iv) inability to locate and acquire a sufficient volume of additional assets at prices that will produce acceptable net returns, (v) an increase in interest rates and (vi) any one or a combination of the above factors that causes the Company to violate covenants of the New Credit Facility agreement or the Subordinated Notes Agreement, which may in turn require repayment of some or all of the amounts outstanding under the New Credit Facility or the Subordinated Notes.

(i)Operating activities

The Company’s cash flow from operations decreased by $6,867,200 in the six months ended June 30, 2011 compared to the same period in 2010.  As discussed below, the change in cash flow was primarily a result of an increase in expenditures for maintenance, decreases in payments received for rent and security deposits and a decrease in payments for interest. The Company incurred significant maintenance expense in the first six months of 2011 to prepare certain aircraft for re-lease.

Operating lease revenue and security deposits

Several assets that were on lease in the first six months of 2010 were off lease for all or part of the first six months of 2011.  In addition, the lessee for two of the Company’s aircraft is behind in its obligations to the Company.  As a result, payments received from lessees for rent decreased by $3,675,900 in the 2011 period compared to the 2010 period.

The Company currently is receiving no lease revenue for its off-lease assets, comprised of two Fokker 50, three Fokker 100 and one Saab 340-B aircraft. As discussed in “Outlook – Remarketing Efforts,” below, the Company has signed term sheets or leases for four of these aircraft.

The Company received $1,508,700 less for security deposits in the first six months of 2011 compared to the same period in 2010.  The decrease was primarily due to funds received when the Company drew on a letter of credit that served as security for two aircraft leases that were terminated in early 2010 as a result of the lessee’s bankruptcy.  The security deposit was used to partially fund maintenance required by the return conditions of the leases.

Payments for maintenance

Payments for maintenance increased by $1,899,000 in the first six months of 2011, compared to the same period in 2010, as a result of payments related to off-lease assets. The majority of the Company’s maintenance expenditures during the 2011 period were related to five aircraft that were returned in late 2010, the maintenance for which was funded by maintenance reserves received from the previous lessees.  The amount of payments for maintenance in future periods will depend on the amount and timing of maintenance paid as reimbursement to lessees for maintenance reserves claims, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease assets.

Payments for interest

Payments for interest decreased by $1,400,500 in the first six months of 2011, compared to the same period in 2010, as a result of (i) a lower average Subordinated Notes balance as a result of repayments and (ii) the use of longer-term LIBOR financing in 2011 for which interest was not due until the loans matured in July.

(ii)Investing activities

During the six months of 2011, the Company received cash of $2,101,500 from the sale of two aircraft and used cash of $356,200 for the purchase of equipment that has been or will be installed on several aircraft and for acquisition costs related to an aircraft purchased in December 2010.

During the first six months of 2010, the Company received cash of $2,380,700 from the collection of insurance proceeds for (i) an aircraft that was damaged and declared a total loss in January 2010 and (ii) an engine that was damaged in late 2009.  During the six months ended June 30, 2010, the Company used cash of $322,300 for equipment that will be installed on several aircraft and for acquisition costs related to aircraft engines purchased in the fourth quarter of 2009.

In June and July 2010, the Company executed letters of intent related to the Company’s proposed purchase of two Bombardier Dash-8-Q400 aircraft.   The Company purchased the first aircraft in December 2010 and, in March 2011, signed a term sheet and received a deposit for a four-year lease of the aircraft.  The aircraft was delivered to the customer in August 2011.  In April 2011, the Company notified the seller of the aircraft that the Company would not purchase the second aircraft, and the Company forfeited its $100,000 deposit.

(iii)Financing activities

The Company did not make any borrowings under the Former Credit Facility or New Credit Facility during the six months ended June 30, 2011 and 2010, respectively.  The Company repaid $1,000,000 and $3,500,000 of its total outstanding debt in the six months ended June 30, 2011 and 2010, respectively.  Such payments were funded by excess cash flow.

Outlook

 (a)  General

The sustained global economic downturn and slow rate of recovery from the recent recession resulted in a significant reduction in airline passenger volume and in reaction to that, a reduction in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas.  This capacity reduction has created a challenging environment for the Company in three respects:

• The global economic situation has increased the possibility of an unanticipated lessee default, particularly by the Company’s less-established carriers.  A lessee’s default and the unscheduled return of an asset to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee’s default on its maintenance and return condition obligations. The Company’s operating lease revenue was significantly lower in the first six months of 2011 than in the same period of 2010, primarily as a result of aircraft that were returned to the Company during 2010 prior to lease end. The Company also incurred significant amounts of maintenance expense in the first six months of 2011 to prepare the aircraft for re-lease and, as discussed below, expects significant expense as the maintenance work is completed, which the Company expects to occur primarily in the third quarter of 2011.  The Company monitors the performance of all of its customers and continues to note indications of weakened financial conditions and operating results for the majority of its customers.

• The reduction in demand for aircraft and aircraft engines has increased the possibility that the Company’s current lessees will choose to return leased assets at lease expiration rather than renew the existing leases, notwithstanding that any such lessee may incur significant expenses to satisfy return conditions.   Due to decreased demand for aircraft capacity, it is likely that the Company will experience lower on-lease utilization rates and longer lead times for remarketing of returned assets, as well as lower rental rates for remarketed assets, as was the case with several lease extensions and re-leases during 2010.  This trend has continued into the first half of 2011 and is expected to continue to affect the Company’s operating revenue in the remainder of the year.

• Finally, the downturn also has created fewer opportunities for acquisitions for the Company.  The Company’s customers are generally carriers needing additional aircraft to expand their route systems or increase frequencies.  In the current environment of reduced demand for air travel and consequently reduced capacity by carriers, there is likely to be a significant decrease in the pool of such customers requiring aircraft.  Therefore, it is possible that the Company’s portfolio growth will continue to be slow, as fewer carriers seek to expand their fleets.

(b)Remarketing Efforts

(i)  Aircraft currently off lease

As of August 12, 2011, the following of the Company’s aircraft were off lease:

• Two Fokker 50, which were returned at lease expiration in 2010: In June 2011, the Company signed a term sheet and subsequently received a deposit from a customer in Asia for four-year leases of these two aircraft.

• Three Fokker 100 aircraft, which were returned to the Company prior to lease expiration in 2010: Although the Company signed a term sheet in April 2011 with a customer in Estonia for five-year leases of these aircraft, the transaction was not consummated, and the Company is continuing to seek re-lease opportunities for the aircraft.

• A Saab 340B aircraft, which was returned at lease expiration in March 2011: The Company is seeking re-lease opportunities for this aircraft.

The Company has incurred and will continue to incur significant maintenance costs in order to prepare its off-lease aircraft for lease to new customers.  The Company estimates that the balance of such costs is approximately $1,300,000 and will likely be incurred primarily in the third quarter of 2011, resulting in significant maintenance expense in that period. Although the Company believes that the reserves received during the term of the prior leases and retained at the time the aircraft were returned should be sufficient to fund such maintenance, it is possible that the maintenance costs will exceed the amount of the retained reserves.

(ii) Upcoming lease expirations

Unless they are renewed, leases for three and four of the Company’s assets will expire in the third and fourth quarters of 2011, respectively.  Two customers, which lease two of the three assets with leases expiring in the third quarter, have previously extended the applicable leases.  Although the Company has no signed agreements for the further extension of these leases, based on its knowledge of the lessees, the Company believes that it is likely that the leases for these two assets will be extended.  The Company is in the process of contacting the lessees of the remaining five assets to determine if the leases will be extended.

(c)New Credit Facility

In May 2011, the Company and the New Credit Facility banks executed an amendment to the New Credit Facility agreement, which clarified the provisions of a debt coverage ratio to more accurately reflect the purpose of the covenant.  The Company and the banks also agreed to amend the maximum leverage ratio requirement.  Although the Company believes it will be in compliance with the covenants of the New Credit Facility in the future, as discussed below in “Factors that May Affect Future Results – New Credit Facility Obligations,” there can be no assurance of such compliance.

As of August 12, 2011, the amount available to the Company under the New Credit Facility is approximately $8,758,000.

A lessee of two Fokker 100 aircraft that was a significant customer based on 2010 operating lease revenue is more than 30 days overdue in its obligations to the Company, including amounts due under a deferral agreement for past arrearages with the Company.  The airline recently changed ownership and the new owner is attempting to put together a workout plan to resolve the arrearages.  The Company is negotiating with the lessee regarding terms of such a workout and the lessee has made some partial payments. The two aircraft currently are excluded from the collateral base under the New Credit Facility because of the overdue payments. If the lessee is unable to execute a plan acceptable to the Company to resolve its arrearages, and the Company terminates its relationship with the lessee, this, when combined with the effect of other off-lease aircraft or other unanticipated setbacks with other lessees, could cause the Company to fall out of compliance with certain of its credit facility covenants.  Unless a waiver is obtained, the Company could then be required to make a principal payment under the New Credit Facility, for which the Company might not have sufficient funds.

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

The Company currently has only one deferral agreement balance outstanding, with the customer discussed above under "Outlook - New Credit Facility" that leases two Fokker 100 aircraft.  That deferral agreement required payment of the deferral balance on May 31, 2011.  Currently, the Company's ability to collect the deferred obligations is uncertain.  Therefore, at June 30, 2011, based on non-payment of significant amounts of rent and reserves due during the first six months of 2011, the Company recorded an allowance for doubtful accounts in the amount of $1,842,700, for the amounts owed under the lease and the deferral agreement in excess of the security deposits held by the Company.

Although beginning in 2009 the Company agreed with several lessees to defer certain payments, based on its evaluation of its current customers, the Company does not believe that such deferral agreements represent a trend that will result in additional deferral agreements in 2011.

Factors that May Affect Future Results

New Credit Facility Obligations. The total amount of borrowing under the credit facility is limited to 75% of the collateral base, and assets that come off lease and remain off-lease for a period of time may reduce the collateral base.  Past due lease payments may also affect an asset’s eligibility for inclusion in the collateral base, and the credit facility agreement places certain limits on the use of deferral agreements to “cure” such arrearages for purposes of inclusion of the subject asset in the collateral base.  The Company believes it will have sufficient cash funds to make any payment that arises due to any such collateral base limitations.  However, other financial covenants, relating to income and cash-flow-to-debt ratios could also be adversely affected by negative developments with certain of the Company’s “troubled” lessees, particularly a major lessee of two Fokker 100 aircraft that is currently attempting a workout with creditors, discussed above in "Outlook -- Deferral Agreements."  Although the aircraft currently leased to that customer are no longer included in the credit facility collateral base due to payment arrearage, and an allowance for doubtful accounts has already been recognized with respect to receivables from that lessee, termination of the leases with the customer will likely trigger a large amount of maintenance expense and the continued loss of revenue until the aircraft is remarketed to a new lessee, which may negatively impact the Company's compliance with certain of its credit facility covenants.  The Company believes that even if there is a termination of these leases, the Company will still be able to remain in compliance with its credit facility covenants, though with a much smaller cushion for any other unanticipated setbacks with other lessees.

The Company’s beliefs regarding compliance with its credit facility covenants are based on certain assumptions regarding the outcome of a workout by the major lessee discussed above, remarketing of off-lease assets within the time period anticipated by the Company, certain existing lease renewals, interest rate levels, the Company’s profitability, lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry (See “Liquidity and Capital Resources – Cash flow,” above). There can be no assurance that the Company’s assumptions will prove to be correct.  If the assumptions are incorrect (for example, if the Company’s off-lease aircraft are not re-leased in the time period currently anticipated by the Company as described in “Outlook – (c) New Credit Facility”) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to mitigate the situation, the Company may have to sell a significant portion of its portfolio in order to avoid or cure a default under the New Credit Facility agreement.

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

During the current period of economic contraction, many carriers have reduced capacity in response to lower passenger loads, and as a result, there has been reduced demand for aircraft and aircraft engines and a corresponding decrease in market lease rental rates and aircraft values for many aircraft types.  This reduced market value could affect the Company’s results if the market value of an asset or assets in the Company’s portfolio falls below carrying value, and the Company determines that a write-down of the value on the its balance sheet is appropriate. Furthermore, if, as older leases expire, they are replaced by leases at decreased lease rates, the lease revenue from the Company’s existing portfolio is likely to decline, with the magnitude of the decline dependent on the length of the downturn and the depth of the decline in market rents.

Economic downturns can affect certain regions of the world more than others.  As the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases assets could have a significant adverse impact on the Company.  Currently, the largest proportion of the Company’s business by revenue comes from the European, Caribbean and North American regions, in which seven, two and three, respectively, of the Company’s lessees operate assets.   The European, Caribbean and North American regions constitute 49%, 21% and 14%, respectively, of the Company’s lease revenue.   Therefore, Europe is currently the most significant market to the Company and a regional downturn that affects the financial health of European regional carriers could have a material adverse effect on the Company’s financial results.

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

In addition, a successful investment in an asset subject to a lease depends in part upon having the asset returned by the lessee in the condition as required under the lease.  Each lease typically obligates a customer to return an asset to the Company in a specified condition, which generally requires it be returned in equal or better condition than at delivery to the lessee.  If the lessee becomes insolvent during the term of its lease and the Company has to repossess the asset from the lessee, it is unlikely that the lessee will have the financial ability to meet these return obligations.  Thus, upon repossession, the Company may be required to expend funds in excess of the maintenance reserves collected from the insolvent lessee to return the asset to a remarketable condition.

Several of the Company’s leases do not require payment of monthly maintenance reserves, which serve as the lessee’s advance payment for its future repair and maintenance obligations.  If repossession due to lessee default occurs under such a lease, the Company will be left with the expense for the costs of unperformed repair and maintenance under the applicable lease and the Company may incur an unanticipated expense in order to re-lease the asset.

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

Concentration of Lessees and Aircraft Type. For the month ended July 31, 2011, based on monthly operating lease revenue and interest income from finance leases, the Company’s three largest customers were located in Antigua, Germany and Norway and accounted for approximately 21%, 15% and 15%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results and collateral base under the New Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

As of July 31, 2011, the Company owned seven Fokker 100, eight Bombardier Dash-8-300 and fourteen Fokker 50 aircraft, making these three aircraft types the dominant types in the portfolio and representing 30%, 24% and 19%, respectively, of net book value As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

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

Management Fee Structure. All decisions regarding acquisitions and disposal of aircraft from the Company’s portfolio are made by JMC.  JMC is paid a management fee based on the net asset value of the Company’s portfolio.  It may also receive a one-time asset acquisition fee upon purchase of an asset by the Company, and a one-time remarketing fee in connection with the sale or re-lease of an asset.  Optimization of the results of the Company depends on timing of the acquisition, lease yield on the acquired assets, and re-lease or sale of its portfolio assets.  Under the current management fee structure, a larger volume of acquisitions generates acquisition fees and also increases the periodic management fee by increasing the size of the aircraft portfolio.  Since the Company’s current business strategy involves continued growth of its portfolio and a “buy and hold” strategy, a compensation structure that results in greater compensation with an increased portfolio size is not inherently inconsistent with that strategy.  The compensation structure does, nonetheless, create a situation where a decision by JMC for the Company to forego an asset transaction deemed to be an unacceptable business risk due to the lessee or the aircraft type is in conflict with JMC's own pecuniary interest.  As a result, the compensation structure could act to incent greater risk-taking by JMC in asset acquisition decision-making.  All acquisition decisions by JMC on behalf of the Company, however, currently require New Credit Facility lender approval of the asset acquired and the lessee in order to be included in the New Credit Facility collateral base, and the Company has established objective target guidelines for yields on acquired assets.  Further, the Board of the Company, including a majority of the outside independent directors, must approve any acquisition that involves a new asset type.  While the Company currently believes the foregoing are effective mitigating factors against undue compensation-incented risk-taking by JMC, there is no assurance that such mechanisms can entirely and effectively eliminate such risk.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting.  No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.Exhibits

Exhibit Number	Description
10.17	Loan Modification Agreement, between the Company, Union Bank, N.A., California Bank & Trust, Umpqua Bank and U.S. Bank National Association, dated May 13, 2011
31.1	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROCENTURY CORP.

Date: August 12, 2011	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer