Form 10-Q
period 2011-09-30
AEROCENTURY CORP
filed 2011-11-14
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 14, 2011 the issuer had 1,606,557 shares of common stock, par value $0.001 per share, issued, of which 63,300 are held as treasury stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements regarding that it may be out of compliance with a financial ratio covenant as of the December 31, 2011 measurement date; that the Company will be in compliance with all of its New Credit Facility covenants beginning in 2012; and that the Company will have adequate cash flow to fund operational needs and payments required under its New Credit Facility and the Subordinated Notes;  (ii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements that the trend of lower on-lease utilization rates, longer lead times for remarketing returned aircraft, and lower rental rates is expected to continue to affect the Company’s operating lease revenue in the remainder of 2011; that there is likely to be a significant decrease in the pool of customers requiring aircraft and that the Company’s portfolio growth will continue to be slow; that the Company has incurred the majority of the maintenance costs necessary to prepare certain off-lease Fokker and Saab aircraft and a GE engine for re-lease to new customers; that the Company may be out of compliance with a financial ratio covenant as of the December 31, 2011 measurement date; that the Company will be in compliance with all of its New Credit Facility covenants beginning in 2012; and that the Company does not believe that its lessee deferral agreements represent a trend that will result in additional deferral agreements in the remainder of 2011;  and (iii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” that the Company will have sufficient funds to make any payment that arises due to any collateral base limitations; that the Company may be out of compliance with a financial ratio covenant as of the December 31, 2011 measurement date; that the Company will be in compliance with all of its New Credit Facility covenants beginning in 2012; that most of the Company’s expected growth will occur outside of the United States; that the availability under the New Credit Facility will be sufficient to fund projected acquisitions through the end of 2011; that the Company has the industry experience and technical resources necessary to effectively manage new aircraft types and engines; that there are effective mitigating factors against undue compensation-incented risk-taking by JMC; and that the costs of complying with environmental regulations will not have a material adverse effect on the Company. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the impact of the current economic downturn or future financial crises, particularly in Europe, on the Company’s customer base of regional air carriers; the ability to obtain waivers of a certain financial covenant as of the December 31, 2011 measurement date, the continued availability of financing for acquisitions; the compliance of the Company's lessees with obligations under their respective leases; risks related to use of debt financing for acquisitions; the Company’s success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.Financial Statements.

AeroCentury Corp.
Condensed Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2011	2010

Assets:
Cash and cash equivalents	$1,345,500	$1,949,400
Accounts receivable, including deferred rent of $1,937,700 and $1,054,400, net of allowance for doubtful accounts of $1,792,700 and $0 at September 30, 2011 and December 31, 2010, respectively	3,183,800	2,005,000
Finance lease receivable	1,313,300	-
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $47,442,900 and $47,185,900 at September 30, 2011 and December 31, 2010, respectively	120,939,200	126,822,600
Prepaid expenses and other	1,482,600	2,234,300

Total assets	$128,264,400	$133,011,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$508,700	$627,800
Notes payable and accrued interest	64,212,300	65,375,500
Maintenance reserves and accrued maintenance costs	7,124,700	6,861,900
Security deposits	4,964,400	4,661,800
Unearned revenues	623,300	577,200
Deferred income taxes	11,361,100	12,766,500

Total liabilities	88,794,500	90,870,700

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	25,192,300	27,863,000
	39,974,000	42,644,700
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	39,469,900	42,140,600

Total liabilities and stockholders’ equity	$128,264,400	$133,011,300

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010

Revenues and other income:

Operating lease revenue, net	$13,815,400	$17,738,700	$4,948,500	$5,271,200
Maintenance reserves revenue, net	2,274,500	6,270,300	1,099,200	1,567,300
Gain on disposal of assets	1,371,000	416,000	-	-
Recovery of bad debt	-	208,000	-	-
Other income	390,200	189,400	153,800	88,000

	17,851,100	24,822,400	6,201,500	6,926,500
Expenses:

Maintenance	10,229,000	8,041,600	2,721,200	2,256,200
Depreciation	4,106,600	5,515,900	1,445,100	1,857,600
Interest	2,910,700	3,306,000	978,000	1,109,200
Management fees	2,785,300	2,754,200	908,900	904,100
Professional fees, general and administrative and other	1,111,500	744,800	300,700	308,100
Insurance	741,300	406,400	197,100	132,500

	21,884,400	20,768,900	6,551,000	6,567,700

Income/(loss) before income tax provision	(4,033,300)	4,053,500	(349,500)	358,800

Income tax provision/(benefit)	(1,362,600)	1,389,200	(106,800)	117,800

Net income/(loss)	$(2,670,700)	$2,664,300	$(242,700)	$241,000

Earnings/(loss) per share:
Basic	$(1.73)	$1.73	$(0.16)	$0.16
Diluted	$(1.73)	$1.68	$(0.16)	$0.15
Weighted average shares used in earnings/(loss) per share computations:
Basic	1,543,257	1,543,257	1,543,257	1,543,257
Diluted	1,543,257	1,585,367	1,543,257	1,582,477

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2011	2010

Net cash provided by/(used in) operating activities	$(400,500)	$4,765,200

Investing activities:
Proceeds from insurance	1,699,900	2,380,700
Proceeds from disposal of assets	2,101,500	-
Acquisition costs and equipment additions to aircraft	(2,356,900)	(575,800)
Net cash provided by investing activities	1,444,500	1,804,900

Financing activities:
Borrowings under Credit Facility	2,500,000	2,000,000
Repayments of Credit Facility	(2,699,900)	(3,500,000)
Repayments of Subordinated Notes	(1,448,000)	(4,605,500)
Net cash used in financing activities	(1,647,900)	(6,105,500)

Net increase/(decrease) in cash and cash equivalents	(603,900)	464,600

Cash and cash equivalents, beginning of period	1,949,400	1,252,500

Cash and cash equivalents, end of period	$1,345,500	$1,717,100

During the nine months ended September 30, 2011 and 2010, the Company paid interest totaling $2,103,000 and $3,630,300, respectively. During the nine months ended September 30, 2011 and 2010, the Company paid income taxes totaling $0 and $12,200, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
September 30, 2011

1.Organization and Summary of Significant Accounting Policies

(a)The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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
September 30, 2011

1.Organization and Summary of Significant Accounting Policies (continued)

(c)Fair Value Measurements (continued)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table shows by level, within the fair value hierarchy, the Company’s assets at fair value as of September 30, 2011 and December 31, 2010:

	September 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds included in cash and cash equivalents	$1,235,400	$1,235,400	$-	$-	$1,733,000	$1,733,000	$-	$-

Total	$1,235,400	$1,235,400	$-	$-	$1,733,000	$1,733,000	$-	$-

As of September 30, 2011 and December 31, 2010, there were no liabilities that are required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future cash flows and that carrying value exceeds its fair value. During the three months and nine months ended September 30, 2011 and 2010, there was no write-down of long-lived assets recorded.

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
September 30, 2011

1.Organization and Summary of Significant Accounting Policies (continued)

(d)Reclassifications

Certain of the prior period financial statement amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on previously reported net income or cash flows.  Amounts reported for maintenance expense for the nine months ended September 30, 2010 in the accompanying condensed statements of operations include $283,800 of bad debt expense recorded in the quarter ended June 30, 2010.   Such amount, advanced on behalf of a lessee, was related to maintenance and was subject to reimbursement. The Company determined the amount was uncollectible and recorded a bad debt allowance at June 30, 2010. This amount has been reclassified to maintenance expense, as the Company believes that this classification better describes the nature of the expense.

(e)Finance Leases

The lease for one of the Company’s aircraft contains a purchase option for the lessee for an amount substantially below the estimated residual value of the asset at the date for purchase under such option.  Consequently, the Company considers the purchase option to be a “bargain purchase option” and has classified such lease as a finance lease for financial accounting purposes.  As discussed in note 2, the Company previously had a second finance lease until June 2011.  The Company does not include the value, purchase price or accumulated depreciation of finance lease assets on its balance sheet.  Instead, for any finance lease, the discounted present value of (i) future minimum lease payments (including bargain purchase options) and (ii) any residual value not subject to a bargain purchase option are reported as a finance lease receivable.  Rental revenue and depreciation expense are not recognized on finance leases.  Rather, the Company accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the lease.

2.Aircraft and Aircraft Engines Held for Lease

At September 30, 2011 and December 31, 2010, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following.

	September 30, 2011		December 31, 2010
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value

Fokker 100	7	29%	7	30%
Bombardier Dash-8-300	8	24%	8	23%
Fokker 50	14	19%	14	19%
General Electric CF34-8E5 engine	3	8%	3	8%
Bombardier Dash-8-Q400	1	8%	1	7%
Saab 340B	6	7%	6	6%
deHavilland DHC-8-100	2	4%	2	4%
deHavilland DHC-6	1	1%	3	1%
Saab 340A	1	-	2	2%

Net book value at September 30, 2011 excludes the Company’s Saab 340A aircraft, which is subject to a finance lease.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
September 30, 2011

2.Aircraft and Aircraft Engines Held for Lease (continued)

During the nine months ended September 30, 2011 and 2010, the Company did not purchase any aircraft. During the nine months ended September 30, 2011, the Company paid $501,000 for equipment that will be installed on several aircraft and for acquisition costs related to an aircraft purchased in December 2010 and capitalized $1,855,900 for an engine maintenance contract related to one of the Company’s aircraft.  During the nine months ended September 30, 2010, the Company paid $575,800 for equipment that was installed on several aircraft and for acquisition costs related to aircraft engines purchased in December 2009.  All such costs, which were capitalized, are included in aircraft held for lease and are subject to the Company’s normal depreciation policies.

During the nine months ended September 30, 2011, the Company sold two of its deHavilland DHC-6 aircraft to the lessee and recorded a gain of approximately $1,053,000. The Company also recorded a gain on insurance proceeds of approximately $318,000 in connection with the total loss of an asset that was subject to a finance lease.

At September 30, 2011, four of the Company’s aircraft, comprised of three Fokker 100 and one Saab 340B aircraft, were off lease.  The Company is seeking re-lease opportunities for these aircraft.

In January 2011, the Company determined that the leases for its two Saab 340A aircraft should be treated as finance leases.  The Company recorded a receivable of approximately $2,883,000 for the present value of the rents due under the leases and a related reduction in aircraft net book value. One of the aircraft sustained significant damage and was declared a total loss during the second quarter of 2011, resulting in the $318,000 gain discussed above.

In February 2011, the Company amended its deferral agreement with one customer to extend the due date to May 31, 2011.  The Company also agreed to pay $284,800 to a maintenance vendor on behalf of the customer in connection with maintenance performed on one of the Company’s aircraft.  Under the agreement, the customer was required to reimburse the Company for the vendor payment no later than May 31, 2011. The customer is currently behind in its obligations to the Company. At September 30, 2011, the Company had an allowance for doubtful accounts related to that customer in the amount of $1,792,700 for the amounts owed in excess of payments received and the security deposits held by the Company.

In August 2011, the Company delivered its Bombardier Dash-8-Q400 to a customer in Africa for a term of 38 months.

In July and September 2011, the Company delivered two Fokker 50 aircraft to an existing customer in Asia for terms of 48 months and 42 months, respectively.  As discussed in note 7, in October 2011, the Company delivered a Fokker 50, the lease for which was signed in August 2011, to the same customer for a term of 42 months.

In September 2011, the Company extended the lease for one of its General Electric CF34-8E5 engines from September 30, 2011 to December 31, 2011.  The leases for two other assets, a General Electric CF34-8E5 engine and a Saab 340B aircraft, were extended on a month-to-month basis.  As discussed in note 7, the General Electric CF34-8E5 engine was returned to the Company in October 2011.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
September 30, 2011

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

The Company uses the direct expensing method to account for maintenance costs that are paid pursuant to non-refundable maintenance reserve provisions of its leases or that are incurred by the Company directly (usually associated with off-lease aircraft). Maintenance costs associated with non-refundable reserves are expensed in the period in which sufficient information is received from the lessee to estimate maintenance costs, or when a reimbursement claim is made by the lessee for maintenance incurred where no earlier estimate was possible.

The timing difference between recording maintenance reserves revenue as usage occurs and recording maintenance expense as maintenance is performed can have material effects on the volatility of reported earnings.

The accompanying condensed balance sheets reflect refundable maintenance payments billed to lessees based on usage and accrued maintenance costs as liabilities for maintenance reserves.  At September 30, 2011 and December 31, 2010, the Company’s maintenance reserves and accruals consisted of the following:

	September 30, 2011	December 31, 2010

Refundable maintenance reserves	$5,198,000	$4,415,100
Accrued maintenance costs	1,926,700	2,446,800
	$7,124,700	$6,861,900

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
September 30, 2011

3.Maintenance and Accrued Costs (continued)

Additions to and deductions from the Company’s accrued maintenance costs during the nine months ended September 30, 2011 and 2010 for aircraft maintenance were as follows:

	For the Nine Months Ended September 30,
	2011	2010

Balance, beginning of period	$2,446,800	$2,433,700

Additions:
Charged to expense	10,677,800	9,785,300
Reversals of previously accrued maintenance costs	(448,800)	(1,743,700)
Total maintenance expense	10,229,000	8,041,600
Capital equipment	460,800	151,700
Accrued claims related to refundable maintenance reserves	83,500	2,721,300
Other	-	(725,700)
Total additions	10,773,300	10,188,900

Deductions:
Payments	10,229,000	10,091,800
Prepaid maintenance	407,600	-
Other	606,700	400
	11,243,300	10,092,200

Net increase/(decrease) in accrued maintenance costs	(470,000)	96,700

Balance, end of period	$1,976,800	$2,530,400

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
September 30, 2011

4.Notes Payable and Accrued Interest

At September 30, 2011 and December 31, 2010, the Company’s notes payable and accrued interest consisted of the following:

	September 30, 2011	December 31, 2010

Credit facility principal	$62,800,100	$63,000,000
Credit facility accrued interest	529,200	122,800
Subordinated Notes principal	895,500	2,343,500
Subordinated Notes discount	(12,500)	(90,800)
	$64,212,300	$65,375,500

(a)Credit Facility

During 2010, the Company’s $80 million credit facility (the “Former Credit Facility”) was replaced with a new, two-year $90 million credit facility (the “New Credit Facility), which expires April 28, 2012.  During the nine months ended September 30, 2011, the Company borrowed $2,500,000 and repaid $2,699,900.  During the nine months ended September 30, 2010, the Company borrowed $2,000,000 and repaid $3,500,000.

As of September 30, 2011, the Company was out of compliance with a financial ratio covenant of the New Credit Facility.  As discussed in note 7, in November 2011, the New Credit Facility banks granted a waiver of compliance with this covenant.

Although the total maximum credit under the New Credit Facility was $27,199,900 and $27,000,000 as of September 30, 2011 and December 31, 2010, respectively, exclusions of certain assets from the collateral base resulted in approximately $8,107,400 and $5,200,000 of available borrowing ability at September 30, 2011 and December 31, 2010, respectively.

The weighted average interest rate on the New Credit Facility was 4.10% at September 30, 2011 and 4.34% at December 31, 2010.

(b)Senior unsecured subordinated debt (“Subordinated Notes”)

During the nine months ended September 30, 2011 and 2010, the Company repaid $1,448,000 and $4,605,500, respectively, of principal under the Subordinated Notes.  The Company was in compliance with all covenants under the agreement to which the Subordinated Notes were first issued (“Subordinated Notes Agreement”) as of September 30, 2011 and is currently in compliance.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
September 30, 2011

5.Computation of Earnings/(Loss) Per Share

Basic and diluted earnings/(loss) per share are calculated as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010

Net income/(loss)	$(2,670,700)	$2,664,300	$(242,700)	$241,000

Weighted average shares outstanding for the period	1,543,257	1,543,257	1,543,257	1,543,257
Dilutive effect of warrants	-	42,110	-	39,220
Weighted average diluted shares used in calculation of diluted earnings/(loss) per share	1,543,257	1,585,367	1,543,257	1,582,477

Basic earnings/(loss) per share	$(1.73)	$1.73	$(0.16)	$0.16
Diluted earnings/(loss) per share	$(1.73)	$1.68	$(0.16)	$0.15

Basic earnings/(loss) per common share is computed using net income/(loss) and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.  For the three months and nine months ended September 30, 2011, the potential dilutive effect of outstanding warrants was 20,480 shares and 30,495 shares, respectively.  However, the effect of these potentially outstanding shares was not included in the calculation of diluted loss per share for the current period because the effect would have been anti-dilutive.

6.   Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the Management Agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $2,785,300 and $2,754,200 during the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, the Company paid remarketing fees totaling $332,500 to JMC. The Company paid no acquisition or remarketing fees to JMC during the 2010 period.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
September 30, 2011

7.Subsequent Events

In October 2011, the Company delivered a Fokker 50 aircraft to an existing customer in Asia for a term of 42 months.

In October 2011, a General Electric CF34-8E5 engine was returned to the Company at lease expiration.

In October 2011, the Company agreed to a 60-month lease extension for a Dash-8-300 aircraft, the lease for which was to expire in November 2011.

In November 2011, the Company agreed to 3-month lease extensions for two Saab 340B aircraft, the leases for which were to expire in November 2011.

In November 2011, the Company purchased two Saab 340B Plus aircraft on lease to a new customer in Thailand, with lease terms expiring in the first quarter of 2015.

As discussed in note 4, as of September 30, 2011, the Company was out of compliance with a financial ratio covenant of the New Credit Facility.  In November 2011, the New Credit Facility banks granted a waiver of compliance with this covenant, applicable to the September 30, 2011 calculation.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010 and the unaudited financial statements and related notes that appear elsewhere in this report.

Results of Operations

Quarter ended September 30, 2011 compared to the quarter ended September 30, 2010

The Company’s net income decreased by $483,700 in the quarter ended September 30, 2011, compared to the same period in 2010, due primarily to decreased operating lease revenue and maintenance reserves revenue, as well as increased maintenance expense, the aggregate effect of which was partially offset by decreased depreciation and interest expenses.

Operating lease revenue decreased by $322,700 in the quarter ended September 30, 2011, compared to the same period in 2010, primarily because of (i) a $438,100 decrease related to aircraft that were on lease in 2010 but off lease in the 2011 period; (ii) a $123,100 decrease related to aircraft that were re-leased during 2010 and 2011 at lower rates; (iii) a $347,000 decrease related to two aircraft for which the Company has recorded a bad debt allowance; and (iv) a $96,000 decrease related to two aircraft sold in the second quarter of 2011.  The effects of these reductions were partially offset by a $752,500 increase related to assets that were on lease in the 2011 period but were off lease or subject to bad debt allowances in the same period of 2010.

Maintenance reserves revenue decreased by $468,100 in the quarter ended September 30, 2011, compared to the same period in 2010, primarily due to reserves collected on aircraft that were on lease in the 2010 period but off lease in the 2011 period. In addition, the 2010 period included maintenance reserves revenue of $902,400 related to refundable maintenance reserves retained by the Company when two aircraft were repossessed in early 2010.  Such funds were used for maintenance required by the return conditions of the leases.

The Company recognized $465,000 more in maintenance expense in the quarter ended September 30, 2011 than in the same quarter of 2010.  The 2011 quarter included a $793,900 increase in maintenance performed on off-lease aircraft.  This increase was partially offset by a $338,800 decrease in maintenance performed by lessees using non-refundable maintenance reserves.

During the quarters ended September 30, 2011 and 2010, $1,189,200 and $2,219,000, respectively, of the Company’s maintenance expense for off-lease aircraft and maintenance performed by lessees were funded by non-refundable maintenance reserves that had been recorded as revenue when earned.

Depreciation expense decreased by $412,500 in the quarter ended September 30, 2011, compared to the same period in 2010, primarily due to changes in estimated residual values, which the Company analyzes and adjusts periodically based on third party appraisals.

Interest expense decreased by $131,200 in the quarter ended September 30, 2011, compared to the same period in 2010, primarily due to a lower Subordinated Notes balance and related fee amortization, the effects of which were partially offset by a higher credit facility balance and related fee amortization.

Insurance expense for off-lease aircraft increased by $64,600 in the quarter ended September 30, 2011, compared to the same period in 2010, primarily due to aircraft that were on lease in the 2010 quarter but off lease in the 2011 quarter.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

The Company’s net income decreased by $5,335,000 in the nine months ended September 30, 2011 compared to the same period in 2010, due primarily to decreased operating lease revenue and maintenance reserves revenue and increased maintenance, general and administrative and insurance expenses, the aggregate effect of which was partially offset by decreased depreciation and interest expenses and an increase in gain on disposal of assets in the 2011 period.

Operating lease revenue decreased by $3,923,300 in the nine months ended September 30, 2011 compared to the same period in 2010, primarily because of: (i) a $2,705,800 decrease related to aircraft that were on lease in 2010 but off lease for all or part of the 2011 period; (ii) a $1,297,500 decrease related to two aircraft for which the Company has recorded a bad debt allowance; (iii) a $883,500 decrease related to aircraft that were re-leased during 2010 and 2011 at lower rates; and a $216,500 decrease related to aircraft sold in 2010 and 2011.  The effects of these reductions were partially offset by a $1,402,700 increase related to assets that were on lease in the 2011 period but were off lease or subject to bad debt allowances for all or part of the same period of 2010.

Maintenance reserves revenue decreased by $3,995,800 in the nine months ended September 30, 2011 compared to the same period in 2010, primarily as a result of lower average usage by some lessees in the 2011 period and the effect of off-lease aircraft, as well as reduced maintenance reserves revenue from two aircraft for which the Company recorded a bad debt allowance in 2011. The 2010 period included maintenance reserves revenue of $3,263,300 related to refundable maintenance reserves retained by the Company when two aircraft were repossessed in early 2010.  Such funds were used for maintenance required by the return conditions of the leases.

Gain on disposal of assets increased by $955,000 in the nine months ended September 30, 2011, compared to the same period in 2010.  During the 2011 period the Company recorded net gains on the sale of two aircraft and a net gain related to insurance proceeds for the loss of an aircraft.  During 2010, the Company recorded a net gain on insurance proceeds related to the loss of an aircraft, as well as gains on the sale of spare parts and an engine that was replaced on one of the Company’s aircraft.

The Company recognized $2,187,400 more in maintenance expense in the nine months ended September 30, 2011 than in the same period of 2010.  The 2011 period included a $2,758,800 increase in maintenance performed on off-lease aircraft, as well as a $523,400 increase in amounts that were advanced on behalf of customers in connection with maintenance performed on the Company’s aircraft.  The effects of these increases were partially offset by a $1,141,800 decrease in maintenance performed by lessees using non-refundable reserves.

During the nine months ended September 30, 2011 and 2010, $7,487,000 and $5,980,400, respectively, of the Company’s maintenance expense for off-lease aircraft and maintenance performed by lessees were funded by non-refundable maintenance reserves that had been recorded as revenue when earned.

Depreciation expense decreased by $1,409,300 in the nine months ended September 30, 2011, compared to the same period in 2010, primarily due to changes in estimated residual values, which the Company analyzes and adjusts periodically based on third party appraisals.

Professional fees, general and administrative and other expenses increased by approximately $366,700 in the nine months ended September 30, 2011, as compared to the same period in 2010, as a result of higher legal and accounting expense and the forfeiture of a deposit when the Company did not purchase an aircraft for which the Company had previously executed a letter of intent.

Insurance expense for off-lease aircraft increased by $334,900 in the nine months ended September 30, 2011, compared to the same period in 2010, primarily due to aircraft that were on lease in the 2010 period but off lease in the 2011 period.

In 2010, one customer that leased two Fokker 50 and another customer that leased three Fokker 100 aircraft experienced severe financial difficulties, and the five aircraft were returned to the Company. The Fokker 100 lessee was a significant customer based on 2010 lease revenue.  The Company retained the entire $12,752,500 of non-refundable maintenance reserves from both lessees that were previously recorded as maintenance reserves revenue.  The Company has incurred significant maintenance costs in order to prepare the five aircraft for lease to new customers.  Approximately $4,173,000 and $5,703,000 of such costs was incurred during the year ended December 31, 2010 and the first nine months of 2011, respectively.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt borrowings and excess cash flows.

(a)Credit Facilities

On April 28, 2010, the Former Credit Facility expired after two short term-extensions, and the Company entered into a new, two-year $90 million credit facility (the “New Credit Facility”).  The Company used its initial borrowing under the New Credit Facility, to pay off the outstanding balance of $50,000,000 due under the Former Credit Facility at that time.  As with the Former Credit Facility, the New Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

During the nine months ended September 30, 2011, the Company borrowed $2,500,000 and repaid $2,699,900 of the outstanding principal under the New Credit Facility.

Due to the Company incurring higher than anticipated maintenance expense for which the Company had not previously collected maintenance reserves, as of September 30, 2011, the Company was out of compliance with a financial ratio covenant of the New Credit Facility. In November 2011, the New Credit Facility banks granted a waiver of compliance with this covenant, applicable to the September 30, 2011 calculation. Based on its current projections, the Company believes it may be out of compliance with this covenant at the December 31, 2011 measurement date, resulting in a request for an additional waiver from the New Credit Facility Banks.  Although the Company believes it will be in compliance with all of the New Credit Facility covenants beginning in 2012, there can be no assurance of such compliance.  Any default under the New Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the existing assets of the Company.

As of November 14, 2011, the Company had an outstanding balance of $62,800,100 under the New Credit Facility. Although the total maximum credit under the New Credit Facility is currently $90,000,000, exclusion of certain assets from the collateral base has decreased the available credit to $8,721,000.

The Company’s interest expense will generally increase and decrease with prevailing interest rates. The Company has the ability to enter into interest rate swaps to economically hedge against interest rate increases in its floating rate debt under the New Credit Facility and has done so in the past.

(b)Senior unsecured subordinated debt

During the nine months ended September 30, 2011 and 2010, the Company repaid $1,448,000 and $4,605,500, respectively, of principal under the Subordinated Notes.  The final amortizing payment is due in December 2011. The Company was in compliance with all covenants under the agreement to which the Subordinated Notes were first issued (“Subordinated Notes Agreement”) as of September 30, 2011 and is currently in compliance.

(c)Cash flow

The Company’s primary sources of cash are (i) operating lease revenue and (ii) maintenance reserves billed monthly to lessees based on aircraft usage.  Cash collected by the Company for maintenance reserves is not required by the leases to be segregated and is included in cash and cash equivalents on the Company’s balance sheets.

The Company’s primary uses of cash are for servicing principal and interest payments due under its debt obligations, maintenance expense, management fees, professional fees, and insurance.  The amount of interest paid by the Company depends on the outstanding balances of its Subordinated Notes debt, which bears a fixed interest rate, and its New Credit Facility, which carries a floating interest rate as well as an interest rate margin.  The amount of interest owed under the New Credit Facility will continue to depend on changes in prevailing interest rates.

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

(i)Operating activities

The Company’s cash flow from operations decreased by $3,465,800 in the nine months ended September 30, 2011 compared to the same period in 2010.  As discussed below, the change in cash flow was primarily a result of an increase in expenditures for maintenance and decreases in payments received for rent and security deposits, the effects of which were partially offset by a decrease in payments for interest.

Payments for operating lease revenue, maintenance reserves revenue and security deposits

Several assets that were on lease in the first nine months of 2010 were off lease for all or part of the first nine months of 2011.  In addition, the lessee for two of the Company’s aircraft is in arrears in its obligations to the Company.  As a result, payments received from lessees for rent and maintenance reserves decreased by $3,631,700 and $845,600, respectively, in the 2011 period compared to the 2010 period.

The Company currently is receiving no lease revenue for its off-lease assets, comprised of three Fokker 100, one Saab 340-B aircraft and one General Electric CF34-8E5 engine.

The Company received $1,357,100 less for security deposits in the first nine months of 2011 compared to the same period in 2010.  The decrease was primarily due to funds received when the Company drew on a letter of credit that served as security for two aircraft leases that were terminated in early 2010 as a result of the lessee’s bankruptcy.  The security deposit was used to partially fund maintenance required by the return conditions of the leases.

Payments for interest

Payments for interest decreased by $1,527,200 in the first nine months of 2011, compared to the same period in 2010, primarily as a result of (i) a lower average Subordinated Notes balance as a result of repayments and (ii) the use of longer-term LIBOR financing in 2011 for which interest was not due until the loans matured in October.

(ii)Investing activities

During the nine months of 2011, the Company received cash of $2,101,500 from the sale of two aircraft and used cash of $2,356,900 for the purchase of equipment that has been or will be installed on several aircraft and for acquisition costs related to an aircraft purchased in December 2010, as well as for an engine maintenance contract related to the Company’s Bombardier Dash-8-Q400, which was purchased in December 2010 and leased in August 2011.

During the first nine months of 2010, the Company received cash of $2,380,700 from the collection of insurance proceeds for (i) an aircraft that was damaged and declared a total loss in January 2010 and (ii) an engine that was damaged in late 2009.  During the nine months ended September 30, 2010, the Company used cash of $575,800 for equipment that was installed on several aircraft and for acquisition costs related to aircraft engines purchased in the fourth quarter of 2009.

(iii)Financing activities

The Company borrowed $2,500,000 and $2,000,000 under the New Credit Facility during the nine months ended September 30, 2011 and 2010, respectively.  The Company repaid $4,147,900 and $8,105,500 of its total outstanding debt in the nine months ended September 30, 2011 and 2010, respectively.  Such payments were funded by excess cash flow.

Outlook

(a) General

The sustained global economic downturn and slow rate of recovery from the recent recession resulted in a significant reduction in airline passenger volume and in reaction to that, a reduction in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas.  This capacity reduction has created a challenging environment for the Company in three respects:

•The global economic situation has increased the possibility of an unanticipated lessee default, particularly by the Company’s less-established carriers.  A lessee’s default and the unscheduled return of an asset to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee’s default on its maintenance and return condition obligations. The Company monitors the performance of all of its customers and continues to note indications of weakened financial conditions and operating results for the majority of its customers.

•The reduction in demand for aircraft and aircraft engines has increased the possibility that the Company’s current lessees will choose to return leased assets at lease expiration rather than renew the existing leases, notwithstanding that any such lessee may incur significant expenses to satisfy return conditions.  Due to decreased demand for aircraft capacity, it is likely that the Company will experience lower on-lease utilization rates and longer lead times for remarketing of returned assets, as well as lower rental rates for remarketed assets, as was the case with several lease extensions and re-leases during 2010.  This trend has continued into the first nine months of 2011 and is expected to continue to affect the Company’s operating revenue in the remainder of the year.

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

(b)Remarketing Efforts

(i)  Assets currently off lease

As of November 14, 2011, the Company is seeking release opportunities for the following of its assets that are off lease:

•Three Fokker 100 aircraft, which were returned to the Company prior to lease expiration in 2010:

•A Saab 340B aircraft, which was returned at lease expiration in March 2011; and

•A General Electric CF34-8E5 engine, which was returned at lease expiration in October 2011.

The Company has incurred significant maintenance costs in order to prepare its off-lease assets for lease to new customers.  Although the Company believes it has incurred the majority of such costs, it is possible that additional maintenance costs will be incurred when new customers are identified for the Company’s remaining off-lease assets.  The amount of such maintenance could exceed the amount of reserves previously collected for the assets.

(ii) Upcoming lease expirations

Unless they are renewed, leases for two of the Company’s assets will expire in the fourth quarter of 2011.  One customer, which leases one of the two assets with leases expiring in the fourth quarter, has previously extended the applicable lease.

(c)New Credit Facility

In May 2011, the Company and the New Credit Facility banks executed an amendment to the New Credit Facility agreement, which changed the provisions of a financial ratio requirement to more accurately reflect the purpose of the covenant, and amended a second financial ratio requirement.  As of September 30, 2011, the Company was out of compliance with a financial ratio covenant of the New Credit Facility.  In November 2011, the New Credit Facility banks granted a waiver of compliance with this covenant, which is applicable to the September 30, 2011 calculation. Based on its current projections, the Company believes it may be out of compliance with this covenant at the December 31, 2011 measurement date, resulting in a request for an additional waiver from the New Credit Facility Banks. Although the Company believes it will be in compliance with the covenants of the New Credit Facility beginning 2012, as discussed below in “Factors that May Affect Future Results – New Credit Facility Obligations,” there can be no assurance of such compliance.  Any default under the New Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the existing assets of the Company.

As of November 14, 2011, the amount available to the Company under the New Credit Facility is approximately $8,721,000.

A lessee of two Fokker 100 aircraft that was a significant customer based on 2010 operating lease revenue is in arrears in its obligations to the Company, including amounts due under a deferral agreement for previous arrearages.  The customer recently changed ownership and the new owner is attempting to put together a workout plan to resolve the arrearages.  The Company is negotiating with the customer regarding terms of such a workout and some payments have been made. The two aircraft currently are excluded from the collateral base under the New Credit Facility because of the overdue payments. If the lessee is unable to execute a plan acceptable to the Company to resolve the arrearages, and the Company terminates its relationship with the lessee, this, when combined with the effect of other off-lease aircraft or other unanticipated setbacks with other lessees, could cause the Company to fall out of compliance with certain of its credit facility covenants.  In that case, unless a waiver is obtained, the Company could then be required to make a principal payment under the New Credit Facility, for which the Company might not have sufficient funds.

(d)Deferral Agreements

The Company currently has only one deferral agreement balance outstanding, with the customer discussed above under “Outlook - New Credit Facility” that leases two Fokker 100 aircraft.  That deferral agreement required payment of the deferral balance on May 31, 2011.  Currently, the Company’s ability to collect the deferred obligations is uncertain.  Therefore, at September 30, 2011, based on non-payment of significant amounts of rent and reserves due during the first nine months of 2011, the Company had an allowance for doubtful accounts in the amount of $1,792,700 for the amounts owed under the lease and the deferral agreement in excess of the security deposits held by the Company.

Although beginning in 2009 the Company agreed with several lessees to defer certain payments, based on its evaluation of its current customers, the Company does not believe that such deferral agreements represent a trend that will result in additional deferral agreements in the remainder of 2011.

Factors that May Affect Future Results

New Credit Facility Obligations. The total amount of borrowing under the credit facility is limited to a percentage of the collateral base, and assets that come off lease and remain off-lease for a period of time may reduce the collateral base.  Past due lease payments may also affect an asset’s eligibility for inclusion in the collateral base, and the credit facility agreement places certain limits on the use of deferral agreements to “cure” such arrearages for purposes of inclusion of the subject asset in the collateral base.  The Company believes it will have sufficient cash funds to make any payment that arises due to any such collateral base limitations.  At September 30, 2011, the Company was out of compliance with one of its financial ratio covenants, but has received a waiver from its lenders for such non-compliance.  Based on its current projections, the Company believes it may be out of compliance with this covenant at the December 31, 2011 measurement date, resulting in a request for an additional waiver from the New Credit Facility Banks. Although the Company believes, based in part on certain assumptions discussed below, that it will be in compliance with the covenants of the New Credit Facility beginning in 2012, there can be no assurance that the Company’s assumptions will be correct or that it will regain compliance with such covenant, and if not, the Company will need to seek further waivers from its lenders.  Any default under the New Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the existing assets of the Company.

The credit facility’s other covenants could also be adversely affected by negative developments with certain of the Company’s “troubled” lessees, particularly a major lessee of two Fokker 100 aircraft that is currently attempting a workout with creditors, as discussed above in "Outlook – New Credit Facility” and “Outlook -- Deferral Agreements.”   Although the aircraft currently leased to that customer are no longer included in the credit facility collateral base due to payment arrearage, and an allowance for doubtful accounts has already been recognized with respect to receivables from that lessee, termination of the leases with the customer will likely trigger a large amount of maintenance expense and the continued loss of revenue until the aircraft is remarketed to a new lessee, which may negatively impact the Company’s compliance with certain of its credit facility covenants.

The Company’s beliefs regarding compliance with its credit facility covenants are based on certain assumptions regarding the outcome of a workout by the major lessee discussed above, timing of the incurrence of maintenance expense, remarketing of off-lease assets within the time period anticipated by the Company, certain existing lease renewals, interest rate levels, the Company’s profitability, lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry (See “Liquidity and Capital Resources – Cash flow,” above). There can be no assurance that the Company’s assumptions will prove to be correct.  If the assumptions are incorrect (for example, if the Company’s off-lease aircraft are not re-leased in the time period currently anticipated by the Company as described in “Outlook – (c) New Credit Facility”) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to mitigate the situation, the Company may have to sell a significant portion of its portfolio in order to avoid or cure a default under the New Credit Facility agreement.

Risks of Debt Financing.  The Company’s use of debt as the primary form of acquisition financing subjects the Company to increased risks associated with leveraging.  Indebtedness owed under the New Credit Facility and the Subordinated Notes carries a higher cost of capital relative to equity financing, resulting in relatively higher expense and reduced free cash flow.  The Company’s assets secure its debt financing.  In addition to payment obligations, the New Credit Facility and Subordinated Notes also require the Company to comply with certain financial covenants, including a requirement of positive earnings and compliance with interest coverage ratios and required net worth.  Any default under the New Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the existing assets of the Company.  Any such default could also result in a cross default under the Subordinated Notes, the final amortizing payment of which is due in December 2011.

General Economic Conditions and Lowered Demand for Travel. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is continuing to experience financial difficulty and contraction due to the protracted downturn in the global economy.  Passenger volume has fallen significantly for carriers worldwide, and the loss of revenue has affected many carriers’ financial condition. The ongoing credit crisis has made it difficult or impossible for many regional carriers to find the additional debt financing on which they have traditionally relied.  The confluence of these economic factors increases the likelihood of failures among the Company’s customers.  The spread of another flu epidemic, the threat or execution of a terrorist attack against aviation, a worsening financial/bank crisis in Europe, a natural event that interrupts air traffic (such as the 2010 Iceland volcano eruption), political crises or other events that cause a prolonged spike in fuel prices, or other like events could exacerbate an already weakened condition and lead to widespread failures in the air carrier industry.  If lessees experience financial difficulties and are unable to meet lease obligations, this will, in turn, negatively affect the Company’s financial performance.

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

Economic downturns can affect certain regions of the world more than others.  As the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases assets could have a significant adverse impact on the Company.  Currently, the largest proportion of the Company’s business by revenue comes from the European, Caribbean and North American regions, in which seven, two and three, respectively, of the Company’s lessees operate assets.   The European, Caribbean, African, North American and Asia regions constitute 39%, 19%, 15%, 13% and 11%, respectively, of the Company’s lease revenue.   Therefore, Europe is currently the most significant market to the Company and a regional downturn that affects the financial health of European regional carriers could have a material adverse effect on the Company’s financial results.   In that respect, the current European financial crisis and its potential impact on the European economy is substantial area of concern for the Company.

Several of the Company’s customers have experienced financial difficulties arising from a combination of the weakened air carrier market and their own unique financial circumstances and have requested and been granted deferral of certain overdue and/or future rental or reserve payment obligations as disclosed in the section entitled “Outlook (d) Deferral Agreements.”  If the current weakened air carrier environment continues, it is possible that the Company may enter into additional deferral agreements. When a customer requests a deferral of lease obligations, the Company evaluates the lessee’s financial plan, the likelihood that the lessee can remain a viable carrier, and whether the deferral will be repaid according to the agreed schedule.  If the Company feels that there is a risk that deferred obligations will not be repaid, the Company records the rent and reserve payments from the applicable lessee on a cash basis. If the Company makes a judgment that the lessee is likely to meet its deferred obligations, the Company continues to record the deferred rental and reserve payments as revenue in the periods in which they accrue.  It is possible that a lessee that the Company judges to be likely to repay its deferred obligations could experience a worsening financial condition.  In that circumstance, the Company may determine that full repayment of the deferred obligations is no longer likely, in which case the Company would record a bad debt expense or reduction of income.  This could have a material effect on the Company’s financial results in the period that such bad debt expense or income reduction is recorded.

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

Lessee Credit Risk.   The Company carefully evaluates the credit risk of each customer and attempts to obtain a third party guaranty, letters of credit or other credit enhancements, if it deems them necessary in addition to customary security deposits.  There can be no assurance, however, that such enhancements will be available, or that, if obtained, will fully protect the Company from losses resulting from a lessee default or bankruptcy.

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

The Company has seen indications of a weakening in both the financial condition and operating results of the majority of its customers.  The Company closely monitors the performance of all of its lessees.  If any of the Company’s current or future lessees becomes unable to meet their lease obligations, the Company's future results could be materially and adversely impacted.

Concentration of Lessees and Aircraft Type. For the month ended October 31, 2011, based on monthly operating lease revenue and interest income from finance leases, the Company’s three largest customers were located in Antigua, Germany and Norway and accounted for approximately 19%, 14% and 13%, respectively, of the Company’s monthly lease revenue. A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results and collateral base under the New Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

As of October 31, 2011, the Company owned seven Fokker 100, eight Bombardier Dash-8-300 and fourteen Fokker 50 aircraft, making these three aircraft types the dominant types in the portfolio and representing 29%, 24% and 19%, respectively, of net book value As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

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

Availability of Financing. The Company believes that the availability of financing under the New Credit Facility will be sufficient to fund projected acquisitions through the end of 2011.  In the longer term, however, the Company’s continued growth will depend on its ability to obtain capital, either through debt or equity financings. The financial markets have experienced significant setbacks that have made access to capital more costly and difficult. As a result, commercial lending origination has dramatically decreased, and asset-based debt financing remains difficult to obtain. The Company will continue to seek additional lenders for participation in the New Credit Facility to increase the maximum amount available for borrowing under such facility to $110 million and will continue to investigate other sources of debt financing. There is no assurance that the Company will succeed in finding such additional funding, and if such financing is found, it may be on terms less favorable than the Company’s current debt financings.

Investment in New Aircraft Types and Engines.  The Company intends to continue to focus solely on regional aircraft and engines. Although the Company has traditionally invested in a limited number of types of turboprop aircraft and engines, the Company has also acquired several Fokker 100 regional jet aircraft and regional jet aircraft engines, and may continue to seek acquisition opportunities for new types and models of regional jet and turboprop aircraft and engines used in the Company’s targeted customer base of regional air carriers.  Acquisition of aircraft types and engines not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience managing those aircraft and engine types. The Company believes, however, that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage such new aircraft types and engines.  Further, the broadening of the asset types in the aircraft portfolio may have a benefit of diversifying the Company’s portfolio (see “Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” above).

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

Warrant Issuance.  As part of the Subordinated Notes financing, the holders of Subordinated Notes hold warrants to purchase up to 81,224 shares of the Company’s common stock, which represents 5% of the post-exercise fully diluted capitalization of the Company as of the initial closing of the Subordinated Notes financing.  The exercise price under the warrants is $8.75 per share.  If the warrants to purchase shares were exercised at a time when the exercise price is less than the fair market value of the Company’s common stock, there would be dilution to the existing holders of common stock.  This dilution of the Company’s common stock could depress its trading price.

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

A lease with a foreign lessee is subject to risks related to the economy of the country or region in which such lessee is located, which may be weaker than the U.S. economy.  A foreign economic downturn may impact a foreign lessee’s ability to make lease payments, even if the U.S. and other economies remain stable.

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

Finally, ownership of a leased asset operating in a foreign country and/or by a foreign carrier may subject the Company to additional tax liabilities that are not present with aircraft operated in the United States.  Depending on the jurisdiction, laws governing such tax liabilities may be complex, not well formed or not uniformly enforced. In such jurisdictions, the Company may decide to take an uncertain tax position based on the best advice of the local tax experts it engages, which position may be challenged by the taxing authority.  If the taxing authority later assesses a liability, the Company may be required to pay penalties and interest on the assessed amount, which penalties and interest would not give rise to a corresponding foreign tax credit on the Company’s U.S. tax return.

Reliance on JMC.  All management of the Company is performed by JMC under a Management Agreement between the Company and JMC, which is in the fourteenth year of a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Company’s Board of Directors (the “Board”) has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company’s relationship with JMC and the performance of JMC's obligations to the Company under the Management Agreement, as it would have for any third party service provider to the Company.  While JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, all of the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and its stockholders.  In addition, certain officers of the Company hold significant ownership positions in the Company and JHC, the parent company of JMC.

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

Management Fee Structure. All decisions regarding acquisitions and disposal of aircraft from the Company’s portfolio are made by JMC.  JMC is paid a management fee based on the net asset value of the Company’s portfolio.  It may also receive a one-time asset acquisition fee upon purchase of an asset by the Company, and a one-time remarketing fee in connection with the sale or re-lease of an asset.  Optimization of the results of the Company depends on timing of the acquisition, lease yield on the acquired assets, and re-lease or sale of its portfolio assets.  Under the current management fee structure, a larger volume of acquisitions generates acquisition fees and also increases the periodic management fee by increasing the size of the aircraft portfolio.  Since the Company’s current business strategy involves continued growth of its portfolio and a “buy and hold” strategy, a compensation structure that results in greater compensation with an increased portfolio size is not inherently inconsistent with that strategy.  The compensation structure does, nonetheless, create a situation where a decision by JMC for the Company to forego an asset transaction deemed to be an unacceptable business risk due to the lessee or the aircraft type is in conflict with JMC’s own pecuniary interest.  As a result, the compensation structure could act to incent greater risk-taking by JMC in asset acquisition decision-making.  All acquisition decisions by JMC on behalf of the Company, however, currently require New Credit Facility lender approval of the asset acquired and the lessee in order to be included in the New Credit Facility collateral base, and the Company has established objective target guidelines for yields on acquired assets.  Further, the Board of the Company, including a majority of the outside independent directors, must approve any acquisition that involves a new asset type.  While the Company currently believes the foregoing are effective mitigating factors against undue compensation-incented risk-taking by JMC, there is no assurance that such mechanisms can entirely and effectively eliminate such risk.

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

Evaluation of the Company’s Disclosure Controls and Procedures. Disclosure controls and procedures (“Disclosure Controls”) are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting.  No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AEROCENTURY CORP.

Date: November 14, 2011	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer