Form 10-K
period 2011-12-31
AEROCENTURY CORP
filed 2012-03-09
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price as of June 30, 2011) was $15,631,500.

The number of shares of the Registrant’s Common Stock outstanding as of March 9, 2012 was 1,543,257.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders.  Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Part I, Item 1, “Business,” the Company’s statements regarding its belief that the Company can purchase assets at an appropriate price and maintain an acceptable overall on-lease rate for them; that the Company is able to enter into transactions with a wider range of lessees than its competitors; that the Company’s available cash and credit should be sufficient to meet the Company’s needs through the next twelve months; that the Company expects it will have sufficient cash flow to cover expenses and provide excess cash flow; that the Company expects to have sufficient  cash flow or borrowing availability under the Credit Facility to fund unusually large maintenance expenses; that competition may increase if competitors who have traditionally neglected the regional air carrier market begin to focus on that market; that the Company has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by many in the regional air carrier market; that the Company has a competitive advantage because JMC has developed a reputation as a global participant in the regional aircraft leasing market; and that neither compliance with laws regulating discharge of greenhouse gas and/or aircraft noise regulations, nor remedial agreements or other actions relating to the environment, are expected to have a material effect on the Company’s capital expenditures, financial condition, and results of operations or competitive position; (ii) in Part II, Item 3, “Legal Proceedings,” the Company’s statement regarding its belief that none of the current lessee collection litigation, if resolved adverse to the Company, is anticipated to have a material adverse effect on the Company’s financial condition or results of operations; (iii) in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements regarding its belief that it will continue to be in compliance with its Credit Facility covenants in 2012; and that the Company will have adequate cash flow to fund operational needs and payments required under the Credit Facility and that this belief is based on reasonable assumptions; (iv) in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements that the Company will likely experience lower on-lease utilization rates, longer lead times, as well as lower rental rates for remarketed assets and that this will continue to affect the Company’s operating revenue in 2012; that there is likely to be a significant decrease in the pool of customers requiring aircraft; that the Company’s portfolio growth will continue to be slow; that it is possible that additional maintenance expense will be incurred in the process of remarketing certain assets to new customers, and that the amount of such expense could exceed the amount of reserves previously collected for the assets; that the availability under the Credit Facility should be sufficient to fund its anticipated asset acquisitions through the end of 2012; that the Company will need to negotiate an extension or replacement of the Credit Facility by April 2013; that the Company will be in compliance with all Credit Facility covenants in 2012; and that the Company does not anticipate any trend developing that will result in additional deferral agreements in 2012; (v) in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” the Company’s statements regarding its belief that it will have sufficient cash funds to make any payment that arises due to any collateral base limitations; that the Company will continue to be in compliance with its Credit Facility covenants; that the availability under the Credit Facility will be sufficient to fund projected acquisitions through the end of 2012; that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage such new aircraft types and engines; that there are effective mitigating factors against undue compensation-incented risk-taking by JMC; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company has sufficient cyber-security measures in place commensurate with the risks to the Company of a successful cyber-attack or breach of security; and that the Company believes that sufficient replacement mechanisms exist in the event of an interruption in its internet communications ability; and (vi) in Part II, Item 8, “Financial Statements,” the Company’s statements regarding its compliance with Credit Facility covenants in 2012;  its belief that future taxable income will not be sufficient to realize the tax benefits of all the deferred tax assets on the balance sheet; and that it expects to deliver a Fokker-100 aircraft to a new lessee in the second quarter of 2012.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results," including the impact of the ongoing economic downturn on the Company’s customer base of regional air carriers and certain current lessees of the Company, in particular; the compliance of the Company's lessees with obligations under their respective leases; risks related to use of debt financing for acquisitions; the Company’s success in finding appropriate assets to acquire with such financing; deviations from assumptions regarding maintenance cost on returned aircraft and that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.Business.

Business of the Company

AeroCentury Corp., a Delaware corporation incorporated in 1997 (the "Company"), acquires used regional aircraft and aircraft engines for lease to foreign and domestic regional carriers.

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

Since its formation, the Company has been engaged in the business of investing in used regional aircraft equipment leased to foreign and domestic regional air carriers. The Company’s principal business objective is to increase stockholder value by acquiring aircraft assets and managing those assets in order to provide a return on investment through lease revenue and, eventually, sale proceeds.  The Company strives to achieve its business objective by reinvesting cash flow and using short-term and long-term debt and/or equity financing.

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

In order to improve the remarketability of an aircraft after expiration of the lease, the Company focuses on having lease provisions for its aircraft that contain required maintenance and return conditions such that when the lessee returns the aircraft, the Company receives the aircraft in a condition which allows it to expediently re-lease or sell the aircraft, or receives sufficient payments based on usage over the lease term to cover any maintenance or overhaul of the aircraft required to bring the aircraft to such a state.

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

The Company has funded its asset acquisitions primarily through debt financing supplemented by free cash flow.  The Company’s primary source of debt financing has been secured credit facilities.  The Company currently has a $90 million secured credit facility (the “Credit Facility”) provided by a syndicate of banks, with Union Bank, N.A. as agent, that expires on April 29, 2013.

An additional $14 million in debt financing was raised through the issuance of 16% senior unsecured subordinated notes ("Subordinated Notes") in 2007 and 2008, the proceeds of which were used to pay down amounts previously borrowed under the Credit Facility. The Subordinated Notes were fully repaid as required on December 30, 2011. The Company has previously financed several asset acquisitions with lenders through asset-based term loans using special purpose subsidiaries.

The Company believes that its current cash position, cash generated through operations, and unused credit available under the Credit Facility should be sufficient to meet the Company’s needs through the next twelve months.

Working Capital Needs

The Company’s portfolio of assets has historically generated revenues that have exceeded the Company’s cash expenses, which consist mainly of management fees, maintenance expense, principal and interest payments on debt, professional fees, and insurance premiums.

The Company's management fees payable to JMC are based upon the size of the asset pool. Maintenance costs for off-lease aircraft and costs funded by non-refundable reserves are recognized as an expense as incurred. Interest expense is dependent on the outstanding balances of the Company’s indebtedness. Professional fees are paid to third parties for expenses not covered by JMC under the Management Agreement.  Insurance expense includes amounts paid for directors and officers insurance, as well as product liability insurance and aircraft hull insurance for periods when an aircraft is off lease.

So long as the Company succeeds in keeping the majority of its assets on lease and interest rates do not rise significantly and rapidly, the Company’s cash flow should continue to be sufficient to cover these expenses and provide excess cash flow. If the Company incurs unusually large maintenance expense in any given period, the Company expects it will have sufficient cash flow, or borrowing availability under its credit facility, to fund such maintenance.

Competition

The Company competes with other leasing companies, banks, financial institutions, and aircraft leasing partnerships for customers who generally are regional commercial aircraft operators seeking to lease aircraft under an operating lease.  Management believes that competition may increase if competitors who have traditionally neglected the regional air carrier market begin to focus on that market.  Because competition is largely based on price and lease terms, the entry of these new competitors into the market, and/or traditional large aircraft lessors into the regional aircraft niche, particularly those with greater access to capital markets than the Company, could lead to fewer acquisition opportunities for the Company and/or lease terms less favorable to the Company on new acquisitions, as well as renewals of existing leases or new leases of existing aircraft, all of which could lead to lower revenues for the Company.

The Company, however, believes that it has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by many in the regional air carrier market.   Management believes that the Company also has a competitive advantage because JMC has developed a presence as a global participant in the regional aircraft leasing market.

Dependence on Significant Customers

For the year ended December 31, 2011 the Company had three significant customers, which accounted for 19%, 14% and 13%, respectively, of lease revenue.  Concentration of credit risk with respect to lease receivables will diminish in the future only if the Company is able to lease additional assets or re-lease to new customers assets currently on lease to significant customers.

Environmental Matters

Neither compliance with federal, state and local provisions regulating discharge of greenhouse gas emissions (including carbon dioxide (CO2)) in the environment and/or aircraft noise regulations, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on the Company’s capital expenditures, financial condition, results of operations or competitive position.

Employees

Under the Company’s management contract with JMC, JMC is responsible for all administration and management of the Company.  Consequently, the Company does not have any employees.

Available Information

The headquarters of AeroCentury Corp. is located at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010. The main telephone number is (650) 340-1888.

The Company is subject to the reporting requirements of the Securities Exchange Act (the “Exchange Act”). Therefore, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549 or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 2.Properties.

As of December 31, 2011, the Company did not own or lease any real property, plant or materially important physical properties.  The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010.  However, since the Company has no employees and the Company’s portfolio of leased aircraft assets is managed and administered under the terms of the Management Agreement with JMC, all office facilities are provided by JMC.

At December 31, 2011, the Company owned one Bombardier Dash-8-Q400, eight Bombardier Dash-8-300, two deHavilland DHC-8-100, one deHavilland DHC-6, fourteen Fokker 50, one Saab 340A, six Saab 340B, two Saab 340B Plus, and seven Fokker 100 aircraft, as well as three General Electric CF34-8E aircraft engines which are on lease or held for lease.

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

Item 4.Mine Safety Disclosures.

Not applicable.

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

Market Information

The Company’s Common Stock has been traded on the AMEX since January 16, 1998.  The following table sets forth the high and low sales prices reported on the AMEX for the Company’s Common Stock for the periods indicated:

Period	High	Low
Fiscal year ended December 31, 2011:
Fourth Quarter	8.20	5.30
Third Quarter	14.48	6.27
Second Quarter	15.00	9.54
First Quarter	24.00	11.51
Fiscal year ended December 31, 2010:
Fourth Quarter	18.18	14.33
Third Quarter	22.38	13.00
Second Quarter	25.00	17.65
First Quarter	21.50	13.33

On March 8, 2012, the closing sale price of the Company’s Common Stock on the NYSE AMEX exchange was $10.03 per share.

Number of Security Holders

According to the Company’s transfer agent, the Company had approximately 1,700 stockholders of record as of March 5, 2012.  Because brokers and other institutions on behalf of beneficial stockholders hold many of the Company’s shares of Common Stock, the Company is unable to estimate the total number of beneficial stockholders represented by those record holders.

Dividends

No dividends have been declared or paid to date.  The Company has no plans at this time to declare or pay dividends, and intends to re-invest any earnings into the acquisition of additional revenue-generating aircraft equipment.

The terms of the Credit Facility prohibit the Company from declaring or paying dividends on its Common Stock, except for cash dividends in an aggregate annual amount not to exceed 50% of the Company's net income in the immediately preceding fiscal year so long as immediately prior to and immediately following such dividend the Company is not in default under the Credit Facility.

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

Item 6.Selected Financial Data.

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

The Company’s primary uses of cash are for maintenance expense, purchase of aircraft and engines, debt service payments, management fees, insurance and professional fees.

The Company's most significant non-cash expenses include aircraft and engine depreciation and, in some years, impairment provisions, which are affected by significant estimates, and, through December 31, 2011, amortization of costs associated with the Company’s Subordinated Notes, which is included in interest expense.

Critical Accounting Policies, Judgments and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.

The Company’s significant accounting policies are described in Notes 1 and 3 to the financial statements.  The Company believes that the most critical accounting policies include the following: Aircraft Capitalization and Depreciation; Impairment of Long-lived Assets; Maintenance Reserves and Accrued Costs; Accounting for Income Taxes; and Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts.

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

    b.Impairment of Long-lived Assets

The Company reviews assets for impairment when there has been an event or a change in circumstances indicating that the carrying amount of a long-lived asset may not be recoverable. In addition, the Company routinely reviews all assets for impairment annually.  Recoverability of an asset is measured by comparison of its carrying amount to the future estimated undiscounted cash flows (without interest charges) that the asset is expected to generate.  Estimates are based on currently available market data and independent appraisals and are subject to fluctuation from time to time.  If these estimated cash flows are less than the carrying value of an asset at the time of evaluation, any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Fair value is determined by reference to independent appraisals and other factors considered relevant by management.  Significant management judgment is required in the forecasting of future operating results that are used in the preparation of future estimated undiscounted cash flows and, if different conditions prevail in the future, material write-downs may occur.  No impairment provision was recorded in 2011 or 2010.

    c.Maintenance Reserves and Accrued Costs

Maintenance costs under the Company’s triple net operating leases are typically the responsibility of the lessees, and the majority of the Company’s leases require the payment of monthly maintenance reserves.  Maintenance reserves and accrued costs in the accompanying balance sheets include: (i) refundable maintenance payments billed to lessees, which are paid out as related maintenance is performed or at the end of the lease, (ii) for lessees that pay non-refundable maintenance reserves, estimated maintenance costs accrued at the time a reimbursement claim or sufficient information is received regarding maintenance work performed, and (iii) maintenance for work performed for off-lease aircraft, which is not related to the release of reserves received from lessees.

Non-refundable maintenance reserves are reflected as revenue based on reported usage, if collectibility is reasonably assured.  The Company uses the direct expense method, under which maintenance costs are expensed as incurred.

Maintenance reserves are determined by mutual agreement of the Company and its lessee at inception of the lease and are based on the Company's estimate of the total maintenance cost at some future point resulting from the lessee’s usage. Reserve rates are typically subject to an annual adjustment provision that accounts for inflation of maintenance costs.   If a lessee is required to repair a component during the lease or perform a repair at lease end in order to comply with aircraft return conditions, it will be entitled to collect the reserves related to that repair from the Company, and any excess costs would then be the responsibility of the lessee.  Therefore, if maintenance rates do not accurately reflect the true cost of a repair, the Company will not incur any financial impact.  If, however, the Company repossesses an aircraft upon a lessee default, the Company would incur expense for the entire cost of the maintenance.  If maintenance rates under a defaulted lease inaccurately reflect amounts less than the costs of the lessee's usage, such costs would be in excess of collected reserves.  It is also possible that, in order to remarket a repossessed aircraft, certain inspections and repairs may need to be performed earlier than otherwise required by the manufacturer or regulatory specifications.  In such a case, the collected reserves from the defaulted lessee, which were established assuming a normal interval between repairs, would likely be insufficient to cover the total cost incurred by the Company.

In 2010, several aircraft were returned to the Company prior to their respective lease expirations.  The Company incurred significant maintenance expense as a result of the returns, and, in some cases, the maintenance reserves retained by the Company at the time of the returns were insufficient to cover the required maintenance.

    d.Accounting for Income Taxes

As part of the process of preparing the Company’s financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting principles generally accepted in the United States of America (“GAAP”) purposes.  These differences result in deferred tax assets and liabilities, which are included in the balance sheet.  Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company must establish a valuation allowance.  To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease in the tax provision in the statements of operations. The Company had no material unrecognized tax positions in 2011 or 2010, and had valuation allowances of $158,600 in 2011 and $0 in 2010.

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

    e.Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements.  A receivable for deferred rent is recorded when the cash rent received is lower than the straight-line revenue recognized. Such receivables decrease over the term of the applicable leases.  Non-refundable maintenance reserves billed to lessees are accrued as maintenance reserves revenue based on aircraft usage.  In instances where collectibility is not reasonably assured, the Company recognizes revenue as cash payments are received. The Company estimates and charges to income a provision for bad debts based on its business experience and with each specific customer, the level of past due accounts, and its analysis of the lessee’s overall financial condition. If the financial condition of the Company’s customers deteriorates, it could result in actual losses exceeding the estimated allowances.

During 2011, due to uncertainty about the collectibility of the related receivables, the Company recorded a $1,924,400 bad debt allowance and recorded related reduced operating lease revenue of $470,500, reduced maintenance reserves revenue of $552,900, reduced maintenance reserves and accrued maintenance costs of $12,300, and increased maintenance expense of $888,700.

Results of Operations

The Company’s net income decreased by $3,098,500 in the year ended December 31, 2011 compared to 2010, due primarily to decreased operating lease revenue and maintenance reserves revenue and increased maintenance, general and administrative expense and insurance expense, the aggregate effect of which was partially offset by decreased depreciation and interest expense and an increase in gain on disposal of assets.

Operating lease revenue decreased by $3,362,300 in 2011 compared to 2010, primarily because of: (i) a $2,716,900 decrease related to aircraft that were on lease in 2010 but off lease for all or part of the 2011 period; (ii) a $1,803,900 decrease related to aircraft that were re-leased during 2010 and 2011 at lower rates; (iii) a $470,500 decrease related to two aircraft for which the Company recorded a bad debt allowance in 2011; and (iv) a $312,500 decrease related to aircraft dispositions in 2010 and 2011.  The effects of these reductions were partially offset by a $2,404,300 increase related to assets that were on lease in 2011 period but were off lease or subject to bad debt allowances for all or part of the same period of 2010 and to two aircraft that were acquired and leased in 2011.

Maintenance reserves revenue decreased by $3,740,900 in 2011 compared to 2010, primarily as a result of lower average usage by some lessees in the 2011 period and the effect of off-lease aircraft, as well as reduced maintenance reserves revenue from two aircraft for which the Company recorded a revenue reserve in 2011. The 2010 period included maintenance reserves revenue of $3,263,300 related to refundable maintenance reserves retained by the Company when two aircraft were repossessed in early 2010.  Such funds were used for maintenance required by the return conditions of the leases.

Gain on disposal of assets increased by $955,000 in 2011 compared to 2010.  During 2011, the Company recorded net gains on the sale of two aircraft and a net gain related to insurance proceeds for the loss of an aircraft.  During 2010, the Company recorded a net gain on insurance proceeds related to the loss of an aircraft, as well as gains on the sale of spare parts and of an engine that was replaced on one of the Company’s aircraft.

The Company recognized $238,800 less in maintenance expense in 2011 than in 2010, primarily as a result of a $1,253,700 decrease in maintenance performed by lessees using non-refundable reserves, the effect of which was partially offset by a $464,000 increase in maintenance performed on off-lease aircraft, as well as a $523,400 increase in amounts that were advanced on behalf of customers in connection with maintenance performed on the Company’s aircraft but for which repayment was not reasonably assured.

During 2011 and 2010, $7,834,600 and $8,860,800, respectively, of the Company’s maintenance expense for off-lease aircraft and maintenance performed by lessees were funded by non-refundable maintenance reserves that had been recorded as revenue when earned.

Depreciation expense decreased by $1,796,800 in 2011 compared to 2010, primarily due to changes in estimated residual values, which the Company analyzes and adjusts periodically based on third party appraisals, the effect of which was partially offset by depreciation related to aircraft purchased in late 2010 and 2011.

Professional fees, general and administrative and other expenses increased by approximately $321,000 in 2011 compared to 2010, as a result of higher legal and accounting expense and the forfeiture of a deposit when the Company did not purchase an aircraft for which the Company had previously executed a letter of intent.

Insurance expense for off-lease aircraft increased by $316,900 in 2011 compared to 2010, primarily due to aircraft that were on lease in 2010 but off lease in 2011.

In 2010, a customer that leased two Fokker 50 aircraft and another customer that leased three Fokker 100 aircraft experienced severe financial difficulties, and all five aircraft were returned to the Company. The Fokker 100 lessee was a significant customer based on 2010 lease revenue.  The Company retained the entire $12,752,500 of non-refundable maintenance reserves from both customers that were previously recorded as maintenance reserves revenue.  The Company has incurred significant maintenance expenses in order to prepare the five aircraft for lease to new customers.  Approximately $5,963,000 and $4,173,000 of such costs were incurred during the years ended December 31, 2011 and 2010, respectively.  The two Fokker 50 aircraft were re-leased to a new customer during 2011.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

    (a)Credit Facility

In April 2010, the Company’s previous $80 million credit facility was replaced with a new, two-year $75 million Credit Facility provided by a syndicate of banks, with Union Bank, N.A. as agent.  In June 2010, the Credit Facility was increased to $90 million, with the addition of a new participant bank’s commitment of $15 million. In March 2012, the Credit Facility was extended for one year, to April 29, 2013, on terms similar to the original agreement.  The Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

During 2011, the Company borrowed $6,500,000 and repaid $4,300,000.  As of September 30, 2011, the Company was out of compliance with a financial ratio covenant of the Credit Facility, but was granted a waiver of compliance with this covenant by the Credit Facility banks, applicable to the September 30, 2011 calculation.  As of December 31, 2011 and 2010, the Company was in compliance with all covenants under the Credit Facility agreement.  Although the Company believes it will continue to be in compliance with all of the Credit Facility covenants in 2012, there can be no assurance of such compliance.  Any default under the Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the existing assets of the Company.

As of March 9, 2012, the Company had an outstanding balance of $72,600,000 under the Credit Facility. Although the total maximum credit under the Credit Facility is currently $90,000,000, exclusion of certain assets from the collateral base has decreased the available credit to $13,765,000.

The Company’s interest expense will generally increase and decrease with prevailing interest rates. The Company has the ability to enter into interest rate swaps to economically hedge against interest rate increases in its floating rate debt under the Credit Facility.  The Company has done so in the past and may do so in the future.

    (b)Senior unsecured subordinated debt

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

During 2011 and 2010, the Company repaid $2,343,500 and $4,538,000, respectively, of principal under the Subordinated Notes.  The final amortizing payment was made on December 30, 2011.

The purchasers of the Subordinated Notes hold warrants to purchase up to 81,224 shares of the Company's common stock at an exercise price of $8.75 per share.  The warrants are exercisable for a four-year period that commenced at the maturity of the Subordinated Notes on December 30, 2011.  Pursuant to an investors' rights agreement, the warrants are subject to registration rights that require the Company to use commercially reasonable efforts to register the shares issued upon exercise of the warrants on a registration statement filed with the SEC.

    (c)Cash flow

The Company’s primary sources of cash are (i) operating lease revenue and (ii) maintenance reserves billed monthly to lessees based on aircraft usage.  Cash collected by the Company for maintenance reserves is not required by the leases to be segregated and is included in cash and cash equivalents on the Company’s balance sheets.

The Company’s primary uses of cash are for maintenance expense, management fees, professional fees, insurance, purchase of aircraft and engines, Credit Facility interest payments and, through 2011, principal and interest payments due for the Company’s Subordinated Notes, which were repaid in full on December 30, 2011.  The amount of interest paid by the Company depends on the outstanding balance of its Credit Facility, which carries a floating interest rate as well as an interest rate margin, and is therefore also dependent on changes in prevailing interest rates.

The timing and amount of the Company’s payments for maintenance vary, depending on the timing of lessee-performed maintenance that is eligible for reimbursement, the aggregate amount of such claims and the timing and amount of maintenance incurred in connection with preparation of off-lease assets for re-lease to new customers.  The Company’s maintenance payments constitute a large portion of its cash needs, and the Company may from time to time borrow additional funds under the Credit Facility to provide funding for such payments.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including required repayments under the Credit Facility, based upon its estimates of future revenues and expenditures, which include assumptions regarding (i) revenues for assets to be re-leased, (ii) required debt payments, (iii) interest rates, (iv) the cost and anticipated timing of maintenance to be performed and (v) timely use of proceeds of unused debt capacity toward additional acquisitions of income producing assets.

Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  Among the more significant factors that could have an impact on the accuracy of cash flow assumptions are (i) lessee non-performance or non-compliance with lease obligations, (ii) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rental rates for the asset, (iii) lessee performance of maintenance, and payment of related maintenance claims, earlier than anticipated, (iv) inability to locate and acquire a sufficient volume of additional assets at prices that will produce acceptable net returns, (v) an increase in interest rates and (vi) any one or a combination of the above factors that causes the Company to violate covenants of the Credit Facility agreement, which may in turn require repayment of some or all of the amounts outstanding under the Credit Facility.

    (i)Operating activities

The Company’s cash flow from operations decreased by $1,714,800 in 2011 compared to 2010.  As discussed below, the change in cash flow was primarily a result of decreases in payments received for rent and security deposits and an increase in payments for aircraft insurance, the effects of which were partially offset by decreases in expenditures for maintenance, interest, and professional fees and general and administrative expenses.

Payments for operating lease revenue and security deposits

Several assets that were on lease in 2010 were off lease for all or part of 2011.  In addition, the lessee for two of the Company’s aircraft was in arrears in its obligations to the Company at the end of 2011.  As a result, payments received from lessees for rent decreased by $3,262,300 in 2011 compared to 2010.

The Company currently is receiving no lease revenue for its off-lease assets, comprised of three Fokker 100 and one Saab 340-B aircraft.

The Company received $676,100 less for security deposits in 2011 compared to 2010.  The decrease was primarily due to funds received when the Company drew on a letter of credit that served as security for two aircraft leases that were terminated in early 2010 as a result of the lessee’s bankruptcy.  The security deposit was used to partially fund maintenance required by the return conditions of the leases.

Payments for maintenance

Payments for maintenance decreased by $1,228,300 in 2011 compared to 2010 as a result of a decrease in maintenance on off-lease aircraft, as well as a decrease in amounts reimbursed to lessees for maintenance reserves claims.  The amount of payments for maintenance in future periods will depend on the amount and timing of maintenance paid as reimbursement to lessees for maintenance reserves claims, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease assets.

Payments for interest

Payments for interest decreased by $1,337,900 in 2011, compared to 2010, primarily as a result of (i) a lower average Subordinated Notes balance as a result of repayments and (ii) the use of longer-term LIBOR financing for a portion of the Company’s Credit Facility indebtedness in the fourth quarter of 2011, for which interest was accrued but was not payable until the loans matured in January 2012.

Payments for professional fees, general and administrative expenses and aircraft insurance

Payments for professional fees and general and administrative expenses decreased by $266,900 in 2011 compared to 2010, primarily as a result of lower expenditures for legal costs in 2011 related to the Company’s Credit Facility, which commenced in 2010.  Payments for aircraft insurance increased by $398,600 in 2011 compared to 2010 because more of the Company’s aircraft were off lease in 2011.

    (ii)Investing activities

During 2011, the Company received cash of $2,101,500 from the sale of two aircraft and $1,699,900 from the collection of insurance proceeds for the loss of an aircraft.  The Company used cash of $7,521,400 for the purchase of two aircraft and for equipment that was installed on several aircraft and for acquisition costs related to an aircraft purchased in December 2010, as well as for an engine maintenance contract related to the Company’s Bombardier Dash-8-Q400, which was purchased in December 2010 and leased in August 2011.

During 2010, the Company received cash of $2,789,900 from the collection of insurance proceeds for (i) an aircraft that was damaged and declared a total loss in January 2010 and (ii) an engine that was damaged in late 2009.  During 2010, the Company used cash of $9,098,900 for the purchase of an aircraft, equipment that was installed on several aircraft and for acquisition costs related to aircraft engines purchased in the fourth quarter of 2009.

    (iii)Financing activities

The Company borrowed $6,500,000 and $13,000,000 under the Credit Facility during 2011 and 2010, respectively.  The Company repaid $6,643,500 and $10,618,500 of its total outstanding debt in 2011 and 2010, respectively.  Such payments were funded by excess cash flow.

Outlook

    (a) General

The recent global downturn resulted in a significant reduction in airline passenger volume and, in reaction to that, a reduction in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially Europe.  The slow recovery from this downturn and the current European financial crisis have created a challenging environment for the Company in three respects:

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

•The reduction in demand for aircraft and aircraft engines has increased the possibility that the Company’s current lessees will choose to return leased assets at lease expiration rather than renew the existing leases, notwithstanding that any such lessee may incur significant expenses to satisfy return conditions.  Due to decreased demand for aircraft capacity, it is likely that the Company will experience lower on-lease utilization rates and longer lead times for remarketing of returned assets, as well as lower rental rates for remarketed assets, as was the case with several lease extensions and re-leases in 2010 and 2011.  This trend is expected to continue to affect the Company’s operating revenue in 2012.

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

    (b)Remarketing Efforts

    (i)  Assets currently off lease

As of March 9, 2012, the Company is seeking release opportunities for the following of its assets that are off lease:

•Three Fokker 100 aircraft, which were returned to the Company prior to lease expiration in 2010; and

•One Saab 340B aircraft, which was returned at lease expiration in March 2011.

The Company has incurred significant maintenance expenses in order to prepare its off-lease assets for lease to new customers.  Although the Company believes it has incurred the majority of such expenses, it is possible that additional maintenance expenses will be incurred when new customers are identified for the Company’s remaining off-lease assets.  The amount of such maintenance could exceed the amount of reserves previously collected for the assets.

    (ii) Upcoming lease expirations

Unless they are renewed, leases for four of the Company’s assets will expire in the first half of 2012.  The customers for two of the assets have indicated their intent to extend the applicable leases.

    (c)Credit Facility

The Company believes that the availability under the Credit Facility should be sufficient to fund its anticipated asset acquisitions through the end of 2012.  The term of the current Credit Facility will expire in April 2013, and the Company anticipates will need to negotiate an extension or a replacement of the Credit Facility by that date.

Although the Company believes it will be in compliance with the covenants of the Credit Facility in 2012, as discussed below in “Factors that May Affect Future Results – Credit Facility Obligations,” there can be no assurance of such compliance.  Any default under the Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the existing assets of the Company.

     (d)Deferral Agreements

Beginning in 2009, the Company granted deferral of certain overdue and/or future rental or reserves payment obligations pursuant to agreements with certain customers that had experienced financial difficulties. The Company currently has no deferral agreement balances outstanding. One of the Company’s customers, with which the Company previously had a deferral agreement, has made timely payments to the Company since August 2011 following a change in management.  At December 31, 2011, the Company had an allowance for doubtful accounts in the amount of $1,924,400 for the amounts owed by that customer in excess of the security deposits held by the Company.  In January 2012, the Company and that customer signed a memorandum of understanding regarding the arrearages owed to the Company.  The memorandum of understanding calls for 50% of the arrearages to be paid over time, with the remaining 50% forgiven by the Company upon receipt of all arrearage payments.

Although beginning in 2009 the Company agreed with several lessees to defer certain payments, based on its evaluation of its current customers, the Company does not anticipate any trend developing that will result in additional deferral agreements in 2012.

Factors that May Affect Future Results

Credit Facility Obligations. The total amount of borrowing under the credit facility is limited to a percentage of the collateral base, and assets that come off lease and remain off-lease for a period of time may reduce the collateral base.  Past due lease payments may also affect an asset’s eligibility for inclusion in the collateral base, and the credit facility agreement places certain limits on the use of deferral agreements to mitigate such arrearages for purposes of inclusion of the subject asset in the collateral base.  The Company believes it will have sufficient cash funds to make any required principal repayment that arises due to any such collateral base limitations.  At September 30, 2011, the Company was out of compliance with one of its financial ratio covenants, but received a waiver from its lenders for such non-compliance.  The Company was in compliance with all covenants at the December 31, 2011 measurement date.  Although the Company believes, based in part on certain assumptions discussed below, that it will continue to be in compliance with the covenants of the Credit Facility, there can be no assurance that the Company’s assumptions will be correct, and if not, the Company will need to seek further waivers from its lenders.  Any default under the Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the existing assets of the Company.

The Company’s beliefs regarding compliance with its credit facility covenants are based on certain assumptions regarding the timing of the incurrence of maintenance expense, remarketing of off-lease assets within the time period anticipated by the Company, certain lease renewals, interest rate levels, the Company’s profitability, lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry (See “Liquidity and Capital Resources – Cash flow,” above). There can be no assurance that the Company’s assumptions will prove to be correct.  If the assumptions are incorrect (for example, if the Company’s off-lease aircraft are not re-leased in the time period currently anticipated by the Company as described in “Outlook – (c) Credit Facility”) and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to mitigate the situation, the Company may have to sell a significant portion of its portfolio in order to avoid or cure a default under the Credit Facility agreement.

Risks of Debt Financing.  The Company’s use of debt as the primary form of acquisition financing subjects the Company to increased risks associated with leveraging.  Indebtedness owed under the Credit Facility carries a higher cost of capital relative to equity financing, resulting in relatively higher expense and reduced free cash flow.  The Company’s assets secure its debt financing.  In addition to payment obligations, the Credit Facility also requires the Company to comply with certain financial covenants, including a requirement of positive earnings and compliance with interest coverage ratios and required net worth.  Any default under the Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the existing assets of the Company.  In addition, the term of the current Credit Facility will expire in April 2013, and the Company will need to negotiate an extension or a replacement of the Credit Facility by that date, and there can be no assurance of any such extension or replacement.

General Economic Conditions and Lowered Demand for Travel. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is continuing to experience financial difficulty and contraction due to the protracted downturn in the global economy. Passenger volume has fallen significantly for carriers, and the loss of revenue has affected many carriers’ financial condition. The ongoing credit crisis has made it difficult or impossible for many regional carriers to find the additional debt financing on which they have traditionally relied. The confluence of these economic factors increases the likelihood of failures among the Company’s customers.  The spread of a disease epidemic, the threat or execution of a terrorist attack against aviation, a worsening financial/bank crisis in Europe, a natural event that interrupts air traffic (such as the 2010 Iceland volcano eruption), political crises or other events that cause a prolonged spike in fuel prices, or other like events could exacerbate an already weakened condition and lead to widespread failures in the air carrier industry.  If lessees experience financial difficulties and are unable to meet lease obligations, this will, in turn, negatively affect the Company’s financial performance.

During the current period of economic contraction, many airlines have reduced capacity in response to lower passenger loads, and as a result, there has been reduced demand for aircraft and aircraft engines and a corresponding decrease in market lease rental rates and aircraft values for many aircraft types.  This reduced market value could affect the Company’s results if the market value of an asset or assets in the Company’s portfolio falls below carrying value, and the Company determines that a write-down of the value on its balance sheet is appropriate. Furthermore, if older, expiring leases are replaced with leases at decreased lease rates, the lease revenue from the Company’s existing portfolio is likely to decline, with the magnitude of the decline dependent on the length of the downturn and the depth of the decline in market rents.

Economic downturns can affect certain regions of the world more than others.  As the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases assets could have a significant adverse impact on the Company. Currently, 34%, 23%, 18%, 12% and 11% of the Company’s lease revenue comes from the European, Caribbean, Asian, African and North American regions, respectively, with, with six, two, two, three and four lessees, respectively. Therefore, Europe is currently the most significant market to the Company and a regional downturn that affects the financial health of European regional carriers could have a material adverse effect on the Company’s financial results.  In that respect, the current European financial crisis and its potential impact on the European economy is a substantial area of concern for the Company.

Over the last few years, several of the Company’s customers have experienced financial difficulties arising from a combination of the weakened air carrier market and their own unique financial circumstances and have requested and been granted deferral of certain overdue and/or future rental or reserve payment obligations.  If the current weakened air carrier environment continues, it is possible that the Company may enter into additional deferral agreements. When a customer requests a deferral of lease obligations, the Company evaluates the lessee’s financial plan, the likelihood that the lessee can remain a viable carrier, and whether the deferral will be repaid according to the agreed schedule.  If the Company feels that there is a risk that deferred obligations will not be repaid, the Company records the rent and reserve payments from the applicable lessee on a cash basis. If the Company makes a judgment that the lessee is likely to meet its deferred obligations, the Company continues to record the deferred rental and reserve payments as revenue in the periods in which they accrue.  It is possible that a lessee that the Company judges to be likely to repay its deferred obligations could experience a worsening financial condition.  In that circumstance, the Company may determine that full repayment of the deferred obligations is no longer likely, in which case the Company would record a bad debt expense or reduction of income.  This could have a material effect on the Company’s financial results in the period that such bad debt expense or income reduction is recorded.

Availability of Financing. The Company believes that the availability of financing under the Credit Facility will be sufficient to fund projected acquisitions through the end of 2012. The Credit Facility term was recently extended for one year to April 2013. The Company will either need to negotiate a longer-term facility with the current syndicate of lenders or a replacement group within the coming year, or seek another short-term extension of the current Credit Facility on its existing terms. In the longer term, however, the Company’s continued growth will depend on its ability to obtain capital, either through debt or equity financings. The financial markets have experienced significant setbacks that have made access to capital more costly and difficult. As a result, commercial lending origination has dramatically decreased, and asset-based debt financing remains difficult to obtain.  There is no assurance that the Company will succeed in finding additional funding, and if such financing is found, it may be on terms less favorable than the Company’s current debt financings.

Ownership Risks.  Nearly all of the Company’s portfolio is leased under operating leases. The term of a lease is typically less than the entire anticipated remaining useful life of the leased asset.  The Company’s ability to recover its purchase investment in an asset subject to such a lease is dependent upon the Company’s ability to profitably re-lease or sell the asset after the expiration of the initial lease term.  Some of the factors that have an impact on the Company’s ability to re-lease or sell the asset include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset’s use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments that cause the asset to become obsolete. If the Company is unable to remarket its assets on favorable terms when the leases for such assets expire, the Company’s business, financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

In addition, a successful investment in an asset subject to a lease depends in part upon having the asset returned by the lessee in the condition as required under the lease.  Each lease typically obligates a customer to return an asset to the Company in a specified condition, which generally requires it be returned in equal or better condition than at delivery to the lessee.  If the lessee becomes insolvent during the term of its lease and the Company has to repossess the asset from the lessee, it is unlikely that the lessee will have the financial ability to meet these return obligations and it is likely that the Company would be required to expend funds in excess of the maintenance reserves collected to return the asset to a remarketable condition.

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

Since 2009, the Company has seen indications of a weakening in both the financial condition and operating results of the majority of its customers, and several of the Company’s customers have experienced financial difficulties.  The Company closely monitors the performance of all of its lessees.  If any of the Company’s current or future lessees becomes unable to meet their lease obligations, the Company's future results could be materially and adversely impacted.

Concentration of Lessees and Aircraft Type. For the month ended February 29, 2012, based on monthly operating lease revenue and interest income from finance leases, the Company’s three largest customers were located in Antigua, Germany and Norway and accounted for a total of approximately 39% of the Company’s monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results and collateral base under the Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

As of February 29, 2012, the Company owned seven Fokker 100, nine Bombardier Dash-8-300 and fourteen Fokker 50 aircraft, making these three aircraft types the dominant types in the portfolio and representing 26%, 28% and 17%, respectively, of net book value.  As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

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

Interest Rate Risk.  The Credit Facility carries a floating interest rate based upon short-term interest rate indices. Lease rates typically, but not always, move over time with interest rates, but market demand and numerous other asset-specific factors also affect lease rates. Because the Company’s typical lease rates are fixed at the origination of leases, interest rate changes during the term of a lease have no effect on existing lease rental payments.  Therefore, if interest rates rise significantly and there is relatively little lease origination by the Company following such rate increases, the Company could experience decreased net income as additional interest expense outpaces revenue growth.  Further, even if significant lease origination occurs following such rate increases, other contemporaneous aircraft market forces may result in lower or flat rental rates, thereby decreasing net income.

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

A lease with a foreign lessee is subject to risks related to the economy of the country or region in which such lessee is located, which may be weaker than the U.S. economy.  An economic downturn in a particular country or region may impact a foreign lessee’s ability to make lease payments, even if the U.S. and other foreign economies remain stable.

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

Reliance on JMC.  All management of the Company is performed by JMC under a Management Agreement between the Company and JMC, which is in the fifteenth year of a 20-year term and provides for an asset-based management fee. JMC is not a fiduciary to the Company or its stockholders. The Company’s Board of Directors (the “Board”) has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company’s relationship with JMC and the performance of JMC's obligations to the Company under the Management Agreement, as it would have for any third party service provider to the Company.  While JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, all of the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and its stockholders.  In addition, certain officers of the Company hold significant ownership positions in the Company and JHC, the parent company of JMC.

The Management Agreement may be terminated if JMC defaults on its obligations to the Company.  However, the agreement provides for liquidated damages in the event of its wrongful termination by the Company.  Certain directors of the Company are also directors of JMC and, as discussed above, the officers of the Company are also officers of JMC and certain officers hold significant ownership positions in both the Company and JHC, the holding company for JMC.  Consequently, the directors and officers of JMC may have a conflict of interest in the event of a dispute between the Company and JMC.  Although the Company has taken steps to prevent conflicts of interest arising from such dual roles, such conflicts may still occur.

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

Management Fee Structure. All decisions regarding acquisitions and disposal of aircraft from the Company’s portfolio are made by JMC.  JMC is paid a management fee based on the net asset value of the Company’s portfolio.  It may also receive a one-time asset acquisition fee upon purchase of an asset by the Company, and a one-time remarketing fee in connection with the sale or re-lease of an asset.  Optimization of the results of the Company depends on timing of the acquisition, lease yield on the acquired assets, and re-lease or sale of its portfolio assets.  Under the current management fee structure, a larger volume of acquisitions generates acquisition fees and also increases the periodic management fee by increasing the size of the aircraft portfolio.  Since the Company’s current business strategy involves continued growth of its portfolio and a “buy and hold” strategy, a compensation structure that results in greater compensation with an increased portfolio size is not inherently inconsistent with that strategy.  The compensation structure does, nonetheless, create a situation where a decision by JMC for the Company to forego an asset transaction deemed to be an unacceptable business risk due to the lessee or the aircraft type is in conflict with JMC’s own pecuniary interest.  As a result, the compensation structure could act to incent greater risk-taking by JMC in asset acquisition decision-making.  All acquisition decisions by JMC on behalf of the Company, however, currently require Credit Facility lender approval of the asset acquired and the lessee in order to be included in the Credit Facility collateral base, and the Company has established objective target guidelines for yields on acquired assets.  Further, the Company’s Board, including a majority of the outside independent directors, must approve any acquisition that involves a new asset type.  While the Company currently believes the foregoing are effective mitigating factors against undue compensation-incented risk-taking by JMC, there is no assurance that such mechanisms can entirely and effectively eliminate such risk.

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

Cyber-Security Risks.   The Company believes that it has sufficient cyber-security measures in place commensurate with the risks to the Company of a successful cyber-attack or breach of security.  The Company’s main vulnerability to a cyber-attack would be interruption of the Company’s email communications internally and with third parties, and loss of document sharing between the Company’s offices and remote workers.  Such an attack could temporarily impede the efficiency of the Company’s operations; however, the Company believes that sufficient replacement mechanisms exist in the event of such an interruption that there would not be a material adverse financial impact on the Company’s business.

Warrant Issuance.  As part of the Subordinated Notes financing, warrants were issued to the holders of Subordinated Notes to purchase up to 81,224 shares of the Company’s common stock that are currently exercisable and represent approximately 5% of the post-exercise fully diluted capitalization of the Company.  The exercise price under the warrants is $8.75 per share.  If the warrants to purchase shares are exercised at a time when the exercise price is less than the fair market value of the Company’s common stock, there will be dilution to the existing holders of common stock.  This dilution of the Company’s common stock could depress its trading price.

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

Item 8.Financial Statements and Supplementary Data.

(a)Financial Statements and Schedules

(1)Financial statements for the Company:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2011 and 2010
Statements of Operations for the Years Ended December 31, 2011 and 2010
Statements of Stockholders’ Equity for the Years Ended December 31, 2011 and 2010
Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
Notes to Financial Statements

(2)Schedules:

All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AeroCentury Corp.
Burlingame, California

We have audited the accompanying balance sheets of AeroCentury Corp. (the "Company") as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury Corp. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

March 9, 2012
San Francisco, California

AeroCentury Corp.
Balance Sheets

ASSETS
	December 31,	December 31,
	2011	2010

Assets:
Cash and cash equivalents	$995,500	$1,949,400
Accounts receivable, including deferred rent of $1,923,300 and $1,054,400, net of allowance for doubtful accounts of $1,924,400 and $0 at December 31, 2011 and December 31, 2010, respectively	2,936,100	2,005,000
Finance lease receivable	1,271,400	-
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $48,935,200 and $47,185,900 at December 31, 2011 and December 31, 2010, respectively	124,245,000	126,822,600
Prepaid expenses and other	1,378,000	2,234,300

Total assets	$130,826,000	$133,011,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$368,100	$627,800
Notes payable and accrued interest	65,672,700	65,375,500
Maintenance reserves and accrued maintenance costs	5,814,700	6,861,900
Security deposits	5,607,300	4,661,800
Unearned revenues	558,200	577,200
Deferred income taxes	12,094,400	12,766,500
Taxes payable	20,400	-

Total liabilities	90,135,800	90,870,700

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	26,412,600	27,863,000
	41,194,300	42,644,700
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	40,690,200	42,140,600

Total liabilities and stockholders’ equity	$130,826,000	$133,011,300

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Operations

	For the Years Ended December 31,
	2011	2010

Revenues and other income:

Operating lease revenue, net	$19,403,900	$22,766,200
Maintenance reserves revenue, net	3,340,100	7,080,900
Gain on disposal of assets	1,371,000	416,000
Other income	437,700	229,500
Recovery of bad debt	-	208,000

	24,552,700	30,700,600
Expenses:

Maintenance	10,933,700	11,172,500
Depreciation	5,598,900	7,395,700
Interest	3,934,800	4,298,600
Management fees	3,715,400	3,644,800
Professional fees, general and administrative and other	1,333,400	1,012,500
Insurance	878,900	562,000
Other taxes	90,200	90,100

	26,485,300	28,176,200

(Loss)/income before income tax provision	(1,932,600)	2,524,400

Income tax (benefit)/provision	(482,200)	876,300

Net (loss)/income	$(1,450,400)	$1,648,100

(Loss)/earnings per share:
Basic	$(0.94)	$1.07
Diluted	$(0.94)	$1.04
Weighted average shares used in (loss)/earnings per share computations:
Basic	1,543,257	1,543,257
Diluted	1,543,257	1,584,464

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Stockholders’ Equity
For the Years Ended December 31, 2011 and 2010

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2009	$1,600	$14,780,100	$26,214,900	$(504,100)	$40,492,500
Net income	-	-	1,648,100	-	1,648,100
Balance, December 31, 2010	1,600	14,780,100	27,863,000	(504,100)	42,140,600
Net loss	-	-	(1,450,400)	-	(1,450,400)
Balance, December 31, 2011	$1,600	$14,780,100	$26,412,600	$(504,100)	$40,690,200

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Cash Flows
	For the Years Ended December 31,
	2011	2010
Operating activities:
Net (loss)/income	$(1,450,400)	$1,648,100
Adjustments to reconcile net (loss)/income to net cash
provided by operating activities:
Gain on disposal of assets	(1,371,000)	(416,000)
Depreciation	5,598,900	7,395,700
Non-cash interest	1,338,900	1,270,600
Non-cash income	-	(8,000)
Provision for bad debts, net of recoveries	-	75,800
Deferred taxes	(672,100)	778,800
Changes in operating assets and liabilities:
Accounts receivable	(928,900)	577,700
Finance lease receivable	225,200	-
Taxes receivable	6,000	(7,000)
Prepaid expenses and other	(152,200)	(2,380,500)
Accounts payable and accrued expenses	(194,400)	(18,600)
Accrued interest on notes payable	349,900	17,300
Maintenance reserves and accrued costs	(889,800)	(3,050,800)
Security deposits	1,048,100	(799,100)
Prepaid rent	(19,000)	(454,500)
Taxes payable	20,400	(5,100)
Net cash provided by operating activities	2,909,600	4,624,400

Investing activities:
Proceeds from sale of aircraft and aircraft engine, net of re-sale fees	2,101,500	2,789,900
Proceeds from insurance	1,699,900	-
Purchases of aircraft and aircraft engines	(7,521,400)	(9,098,900)
Net cash used in investing activities	(3,720,000)	(6,309,000)

Financing activities:
Borrowings under Credit Facility	6,500,000	13,000,000
Repayments of Credit Facility	(4,300,000)	(3,500,000)
Repayments of Subordinated Notes	(2,343,500)	(7,118,500)
Net cash (used in)/provided by financing activities	(143,500)	2,381,500

Net (decrease)/increase in cash and cash equivalents	(953,900)	696,900

Cash and cash equivalents, beginning of year	1,949,400	1,252,500

Cash and cash equivalents, end of year	$995,500	$1,949,400

During the years ended December 31, 2011 and 2010, the Company paid interest totaling $3,048,600 and $4,386,500, respectively. During the years ended December 31, 2011 and 2010, the Company paid income taxes totaling $0 and $14,000, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2011

1.Organization and Summary of Significant Accounting Policies

    (a)The Company and Basis of Presentation

AeroCentury Corp. (the "Company"), a Delaware corporation incorporated in 1997, acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

    (b)Use of Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments that are not readily apparent from other sources.

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

    (d)Aircraft Capitalization and Depreciation

The Company’s interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs.  Since inception, the Company has purchased only used aircraft and aircraft engines.  It is the Company’s policy to hold aircraft for approximately twelve years unless market conditions dictate otherwise.  Therefore, depreciation of aircraft is initially computed using the straight-line method over the twelve-year period to an estimated residual value based on appraisal.  The Company estimates the period over which it will hold aircraft engines based upon estimated usage, repair costs and other factors, and depreciates them to their appraised residual value over such period using the straight-line method.

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

Assets that are held for sale are not subject to depreciation and are separately classified on the balance sheet.    There were no assets held for sale at December 31, 2011 and 2010.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2011

1.Organization and Summary of Significant Accounting Policies (continued)

    (e)Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible. The standard describes a fair value hierarchy based on three levels of inputs.  The first two are considered observable and the last unobservable.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table shows by level, within the fair value hierarchy, the Company’s assets at fair value:

	December 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds included in cash and cash equivalents	$736,000	$736,000	$-	$-	$1,733,000	$1,733,000	$-	$-

Total	$736,000	$736,000	$-	$-	$1,733,000	$1,733,000	$-	$-

As of December 31, 2011 and December 31, 2010, there were no liabilities that are required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that carrying value exceeds its fair value. During the years ended December 31, 2011 and 2010, there was no recorded write-down of long-lived assets recorded.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2011

1.Organization and Summary of Significant Accounting Policies (continued)

    (e)Fair Value Measurements (continued)

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

    (g)Deferred Financing Costs and Commitment Fees

Costs incurred in connection with term debt financing are deferred and amortized over the term of the debt using the effective interest method or, in certain instances where the differences are not material, using the straight-line method.  Costs incurred in connection with the Company’s Credit Facility are deferred and amortized using the straight-line method.

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

AeroCentury Corp.
Notes to Financial Statements
December 31, 2011

1.Organization and Summary of Significant Accounting Policies (continued)

    (i)Taxes

As part of the process of preparing the Company’s financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and GAAP purposes.  These differences result in deferred tax assets and liabilities, which are included in the balance sheet.  Management must also assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company establishes a valuation allowance.  To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease within the tax provision in the statement of operations. Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes.

The Company accrues non-income based sales, use, value added and franchise taxes as other tax expense in the statements of operations.

    (j)Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Deferred payments are recorded as accrued rent when the cash rent received is lower than the straight-line revenue recognized. Such receivables decrease over the term of the applicable leases. Non-refundable maintenance reserves are based on usage and are accrued as maintenance reserves revenue.

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

The Company’s allowance for doubtful accounts at December 31, 2011 and 2010 was $1,924,400 and $0, respectively.  The December 31, 2011 allowance related to one of the Company’s customers with which the Company had previously agreed to defer a portion of rent and reserves payments due during 2010.  In January 2012, the Company and this customer signed an agreement governing the repayment of the past due amounts, a portion of which will be forgiven by the Company upon receipt of all payments due under the agreement.

    (k)Comprehensive Income

The Company does not have any comprehensive income other than the revenue and expense items included in the statements of operations.  As a result, comprehensive income equals net income for the years ended December 31, 2011 and 2010.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2011

1.Organization and Summary of Significant Accounting Policies (continued)

    (l)Reclassifications

Certain of the prior period financial statement amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on previously reported net income or cash flows.  Amounts reported for maintenance expense for the year ended December 30, 2010 in the accompanying statements of operations include $283,800 of bad debt expense recorded in the quarter ended June 30, 2010.   Such amount, advanced on behalf of a lessee, was related to maintenance and was subject to reimbursement. The Company determined the amount was uncollectible and recorded a bad debt allowance at June 30, 2010. This amount has been reclassified to maintenance expense, as the Company believes that this classification better describes the nature of the expense.

    (m)Finance Leases

The lease for one of the Company’s aircraft contains a purchase option for the lessee for an amount substantially below the estimated residual value of the asset at the date for purchase under such option.  Consequently, the Company considers the purchase option to be a “bargain purchase option” and has classified such lease as a finance lease for financial accounting purposes.  As discussed in note 2, the Company previously had a second finance lease until June 2011.  The Company does not include the value, purchase price or accumulated depreciation of finance lease assets on its balance sheet.  Instead, for any finance lease, the discounted present value of (i) future minimum lease payments (including bargain purchase options) and (ii) any residual value not subject to a bargain purchase option are reported as a finance lease receivable.  Rental revenue and depreciation expense are not recognized on finance leases.  Rather, the Company accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the lease.  The Company’s results for the years ended December 31, 2011 and 2010 included $243,500 and $0 respectively, of interest earned on finance leases

2.Aircraft and Aircraft Engines Held for Lease

At December 31, 2011 and December 31, 2010, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following.

	December 31, 2011		December 31, 2010
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value

Fokker 100	7	28%	7	30%
Bombardier Dash-8-300	8	23%	8	23%
Fokker 50	14	18%	14	19%
General Electric CF34-8E5 engine	3	8%	3	8%
Bombardier Dash-8-Q400	1	8%	1	7%
Saab 340B	6	6%	6	6%
Saab 340B Plus	2	4%	-	-
deHavilland DHC-8-100	2	4%	2	4%
deHavilland DHC-6	1	1%	3	1%
Saab 340A	1	-	2	2%

Net book value at December 31, 2011 excludes the Company’s Saab 340A aircraft, which is subject to a finance lease.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2011

2.Aircraft and Aircraft Engines Held for Lease (continued)

During the year ended December 31, 2011, the Company purchased two Saab 340B Plus aircraft.  The Company also paid $936,500 for equipment that was installed on several aircraft and for acquisition costs related to aircraft purchased in December 2010 and January 2012.  The Company also capitalized $1,855,900 for an engine maintenance contract related to one of the Company’s aircraft.  During the year ended December 31, 2010, the Company purchased a Bombardier Dash-8-Q400 aircraft, and paid $301,700 for equipment that was installed on several aircraft and for acquisition costs related to aircraft engines purchased in December 2009.

During 2011, the Company sold two of its deHavilland DHC-6 aircraft to the lessee and recorded a gain of approximately $1,053,000. The Company also recorded a gain on insurance proceeds of approximately $318,000 in connection with the total loss of an asset that was subject to a finance lease.

During 2010, the Company recorded a net gain on insurance proceeds of $331,000 in connection with the total loss of an aircraft.  The Company also recorded a gain of $85,000 on the sale of parts from an engine that was replaced on another of the Company’s aircraft.

During 2011, the Company extended the leases for nine of its assets and leased seven assets that had been off lease at December 31, 2010.

In January 2011, the Company determined that the leases for its two Saab 340A aircraft should be treated as finance leases.  The Company recorded a receivable of approximately $2,883,000 for the present value of the rents due under the leases and a related reduction in aircraft net book value. One of the aircraft sustained significant damage and was declared a total loss during the second quarter of 2011, resulting in the $318,000 gain discussed above.  At December 31, 2011, the balance of the finance lease receivable was $1,271,400.

In February 2011, the Company amended its deferral agreement with one customer to extend the due date to May 31, 2011.  The Company also agreed to pay $284,800 to a maintenance vendor on behalf of the customer in connection with maintenance performed on one of the Company’s aircraft.  Under the agreement, the customer was required to reimburse the Company for the vendor payment no later than May 31, 2011.  At December 31, 2011, the Company had an allowance for doubtful accounts related to that customer in the amount of $1,924,400 for the amounts owed in excess of payments received and the security deposits held by the Company.  As discussed in Note 11, in early 2012, the Company and the customer signed a memorandum of understanding regarding the arrearages owed to the Company.

At December 31, 2011, five of the Company’s assets, comprised of three Fokker 100 aircraft, one Saab 340B aircraft and one General Electric CF34-8E5 engine, were off lease.  As discussed in Note 11, the engine was re-leased in March 2012.  The Company is seeking re-lease opportunities for the off-lease aircraft.

3.Maintenance and Accrued Costs

Maintenance costs under the Company’s triple net operating leases are generally the responsibility of the lessees.  Most of the Company’s leases require payment of maintenance reserves (based upon usage) that are intended to accumulate funds that are expected to cover most or all of the cost of the lessees’ performance of certain maintenance obligations under the leases.  Some of these payments for maintenance reserves are refundable, and some are non-refundable.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2011

3.Maintenance and Accrued Costs (continued)

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

The accompanying balance sheets reflect refundable maintenance payments billed to lessees based on usage and accrued maintenance costs as liabilities for maintenance reserves.  At December 31, 2011 and December 31, 2010, the Company’s maintenance reserves and accruals consisted of the following:

	December 31, 2011	December 31, 2010

Refundable maintenance reserves	$4,801,300	$4,415,100
Accrued maintenance costs	1,013,400	2,446,800
	$5,814,700	$6,861,900

AeroCentury Corp.
Notes to Financial Statements
December 31, 2011

3.Maintenance and Accrued Costs (continued)

Additions to and deductions from the Company’s accrued maintenance costs during the years ended December 31, 2011 and 2010 for aircraft maintenance were as follows:

	For Years Ended December 31,
	2011	2010

Balance, beginning of year	$2,446,800	$2,433,700

Additions:
Charged to expense	11,466,100	12,965,500
Reversals of previously accrued maintenance costs	(532,400)	(1,793,000)
Total maintenance expense	10,933,700	11,172,500
Capital equipment	487,800	226,000
Accrued claims related to refundable maintenance reserves	83,500	2,798,500
Other	-	375,200
Total additions	11,505,000	14,572,200

Deductions:
Payments	11,785,300	13,764,800
Prepaid maintenance	374,200	-
Other	778,900	794,300
	12,938,400	14,559,100

Net (decrease)/increase in accrued maintenance costs	(1,433,400)	13,100

Balance, end of year	$1,013,400	$2,446,800

AeroCentury Corp.
Notes to Financial Statements
December 31, 2011

4.Operating Segments

The Company operates in one business segment, the leasing of regional aircraft to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

Approximately 9% and 12% of the Company’s operating lease revenue was derived from lessees domiciled in the United States during 2011 and 2010, respectively.  All revenues relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

The tables below set forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Years Ended December 31,
Operating Lease Revenue	2011	2010

Europe and United Kingdom	$8,335,400	$8,743,600
Caribbean	4,725,800	6,160,000
North America	2,726,200	2,982,600
Africa	1,998,100	1,467,400
Asia	1,336,600	424,100
South America	281,800	553,000
Central America	-	2,435,500
	$19,403,900	$22,766,200

	December 31,
Net Book Value of Aircraft and Aircraft Engines Held for Lease	2011	2010

Europe and United Kingdom	$38,875,100	$37,934,200
Caribbean	23,585,000	24,526,900
Off lease	20,657,100	35,840,200
Africa	16,392,100	6,562,600
North America	11,623,700	13,031,300
Asia	11,072,400	3,913,100
South America	2,039,600	5,014,300
	$124,245,000	$126,822,600

5.Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables.  The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

For the year ended December 31, 2011 the Company had three significant customers, which accounted for 19%, 14% and 13%, respectively, of lease revenue.  For the year ended December 31, 2010 the Company had five significant customers, which accounted for 16%, 12%, 12%, 11% and 11%, respectively, of lease revenue.

At December 31, 2011, the Company had a receivable from one lessee of $2,246,800, representing 76% of the Company’s total receivables. Of that amount, $130,400 was paid in early 2012.  As discussed in Note 11, in January 2012, the Company and the customer signed a memorandum of understanding regarding the repayment of the balance owed.

At December 31, 2010, the Company had a receivable from one lessee of $536,600, representing 56% of the Company’s total receivables.  The lessee was a significant customer based on 2010 lease revenue. Of the $536,600, $157,400 was paid in 2011 and $379,200 was payable in 2011 pursuant to a deferral agreement.  As discussed above, the Company recorded an allowance for doubtful accounts related to this customer in 2011 and, in January 2012, reached a settlement regarding repayment of the amounts due.

As of December 31, 2011, minimum future lease revenue payments receivable under noncancelable leases were as follows:

	Operating	Finance
Years ending	leases	lease

2012	$19,317,600	$264,000
2013	11,998,800	1,158,000
2014	5,592,500	-
2015	1,671,100	-
2016	772,100	-
	$39,352,100	$1,422,000

Minimum lease payments due under the Company’s finance lease include interest income totaling $150,600.

6.Notes Payable and Accrued Interest

At December 31, 2011 and December 31, 2010, the Company’s notes payable and accrued interest consisted of the following:

	December 31,
	2011	2010

Credit Facility principal	$65,200,000	$63,000,000
Credit Facility accrued interest	472,700	122,800
Subordinated Notes principal	-	2,343,500
Subordinated Notes discount	-	(90,800)
	$65,672,700	$65,375,500

AeroCentury Corp.
Notes to Financial Statements
December 31, 2011

6.Notes Payable and Accrued Interest (continued)

    (a)Credit Facility

In April 2010, the Company’s previous $80 million credit facility was replaced with a new, two-year $75 million credit facility (the “Credit Facility”) provided by a syndicate of banks.  In June 2010, the Credit Facility was increased to $90 million, with the addition of a new participant bank’s commitment of $15 million.  The Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.   In March 2012, the Credit Facility was extended for one year, to April 29, 2013, on terms similar to the original agreement.  During 2011, the Company borrowed $6,500,000 and repaid $4,300,000.  As of September 30, 2011, the Company was out of compliance with a financial ratio covenant of the Credit Facility, but was granted a waiver of compliance with this covenant by the Credit Facility banks, applicable to the September 30, 2011 calculation.  As of December 31, 2011 and 2010, the Company was in compliance with all covenants under the Credit Facility agreement.  Although the Company believes it will continue to be in compliance with all of the Credit Facility covenants in 2012, there can be no assurance of such compliance.  Any default under the Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the existing assets of the Company.

Although the total maximum credit under the Credit Facility was $24,800,000 and $27,000,000 as of December 31, 2011 and December 31, 2010, respectively, exclusions of certain assets from the collateral base resulted in approximately $17,388,300 and $5,200,000 of available borrowing ability at December 31, 2011 and December 31, 2010, respectively.

The weighted average interest rate on the Credit Facility was 4.17% at December 31, 2011 and 4.34% at December 31, 2010.

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

During 2011 and 2010, the Company repaid $2,343,500 and $7,118,500, respectively, of principal under the Subordinated Notes.  The final amortizing payment was made in December 2011.

The Subordinated Notes purchasers hold warrants to purchase up to 81,224 shares of the Company's common stock at an exercise price of $8.75 per share.  The warrants are exercisable for a four-year period after the final maturity of the related Subordinated Notes.  Pursuant to an investor’s rights agreement, the warrants are subject to registration rights that require the Company to use commercially reasonable efforts to register the shares issued upon exercise of the warrants on a registration statement filed with the SEC.

    (c)Future maturities of notes payable

As of December 31, 2011, principal payments due under the Company’s Credit Facility were as follows:

Year ending December 31, 2013	$65,200,000

As discussed above, in March 2012, the maturity date of the Company’s Credit Facility was extended to April 29, 2013.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2011

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

8. Income Taxes

The items comprising income tax expense are as follows:
	For the Years Ended December 31,
	2011	2010
Current tax provision:
Federal	$-	$-
State	800	2,000
Foreign	189,100	95,600
Current tax provision	189,900	97,600

Deferred tax provision:
Federal	(837,400)	751,500
State	6,700	27,200
Valuation allowance	158,600	-
Deferred tax (benefit)/provision	(672,100)	778,700

Total income tax (benefit)/provision	$(482,200)	$876,300

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Years Ended December 31,
	2011	2010

Income tax provision at statutory federal income tax rate	$(657,100)	$858,300
State tax (benefit)/provision, net of federal benefit	(7,700)	10,000
Valuation allowance	158,600	-
Other	24,000	8,000

Total income tax (benefit)/provision	$(482,200)	$876,300

AeroCentury Corp.
Notes to Financial Statements
December 31, 2011

8. Income Taxes (continued)

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Deferred tax assets:
Current year tax losses	$2,520,200	$1,354,100
Foreign tax credit carryover	1,459,000	1,213,100
Maintenance	305,700	68,100
Prior year minimum tax credit	100,800	100,800
Bad debt allowance and other	921,300	568,400
Deferred tax assets	$5,307,000	$3,304,500
Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	(16,403,900)	(15,931,300)
Minimum lease payments receivable	(437,300)	-
Deferred income	(401,600)	(128,800)
Subordinated Notes loan fees and discount	-	(10,900)
Net deferred tax liabilities before valuation allowance	(11,935,800)	(12,766,500)
Valuation allowance	(158,600)	-
Net deferred tax liabilities	$(12,094,400)	$(12,766,500)

The current year tax losses are available to offset federal taxable income in the two preceding years and in future years through 2031.  The foreign tax credit carryover is available to offset federal tax expense in the first preceding tax year and in future years.  The foreign tax credit carryover expires beginning in 2013 and extends through 2021.  The minimum tax credit is available to offset federal tax expense in excess of the alternative minimum tax in future years and does not expire.

A significant portion of the deferred tax assets recognized relates to net operating loss and foreign tax credit carryovers.  A valuation allowance was deemed necessary on certain foreign tax credit carryovers at December 31, 2011, as the Company has concluded that, based on an assessment of all available evidence, it is more likely than not that future taxable income will not be sufficient to realize these tax benefits.  Where a valuation allowance was not recorded, the Company believes that it is more likely than not that future taxable income (including reversal of temporary differences) will be sufficient to realize the tax benefits for the balance of deferred tax assets on the balance sheet at December 31, 2011.

No valuation allowance was deemed necessary for the deferred tax assets on the balance sheet at December 31, 2010, as the Company has concluded that, based on an assessment of all available evidence, it was more likely than not that future taxable income (including reversal of temporary differences)would be sufficient to realize the tax benefits.

At December 31, 2011 and December 31, 2010, the Company had no material unrecognized tax positions.

The Company accounts for interest related to uncertain tax positions as interest expense, and for income tax penalties as tax expense.

All of the Company's tax years remain open to examination other than as barred in the various jurisdictions by statutes of limitation.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2011

9.Computation of (Loss)/Earnings Per Share

Basic and diluted (loss)/earnings per share are calculated as follows:

	For the Years Ended December 31,
	2011	2010

Net (loss)/income	$(1,450,400)	$1,648,100

Weighted average shares outstanding for the period	1,543,257	1,543,257
Dilutive effect of warrants	-	41,207
Weighted average diluted shares used in calculation of diluted (loss)/earnings per share	1,543,257	1,584,464

Basic (loss)/earnings per share	$(0.94)	$1.07
Diluted (loss)/earnings per share	$(0.94)	$1.04

Basic (loss)/earnings per common share is computed using net (loss)/income and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.  For the year ended December 31, 2011, the potential dilutive effect of outstanding warrants was 22,921 shares.  However, the effect of these potentially outstanding shares was not included in the calculation of diluted loss per share for the current period because the effect would have been anti-dilutive.

10.   Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the Management Agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $3,715,400 and $3,644,800 during the years ended December 31, 2011 and 2010, respectively. The Company paid acquisition fees totaling $184,000 and $297,400 to JMC during 2011 and 2010, respectively, which were included in the cost basis of the asset purchased.  During 2011, the Company paid remarketing fees of $363,500 to JMC.  The Company paid no remarketing fees to JMC during 2010.

In August 2009, the Company entered into an agreement with Lee G. Beaumont in which Mr. Beaumont assigned to the Company his rights to purchase certain aircraft engines from an unrelated third party seller.  In January 2012, Mr. Beaumont became a “related person” with respect to the Company due to his acquisition on the open market of shares representing over 5% of the Company’s Common Stock.  During the years ended December 31, 2011 and 2010, the Company paid Mr. Beaumont  $66,700 and $66,700, respectively, in connection with the engine purchases.  A balance of $66,700 is payable in 2012.

As discussed in Note 6, the Subordinated Notes purchasers hold warrants to purchase up to 81,224 shares of the Company’s common stock.  The Warrants became exercisable on December 30, 2011, and the shares issuable upon exercise of the Warrants constitute over 5% of the Common Stock of the Company.  As a result, the Subordinated Notes purchasers became “related persons” with respect to the Company on October 31, 2011.   During the year ended December 31, 2011, the Company made interest payments totaling $228,200 to the Subordinated Notes purchasers.

11.Subsequent Events

In January 2012, the Company purchased a Bombardier Dash 8-Q314 aircraft on lease to a new customer in Asia, with a lease term expiring in January 2018.

As discussed in Note 5, at December 31, 2011, the Company had a receivable from one customer of $2,246,800, $130,400 of which was paid in early 2012.  In January 2012, the Company and the customer signed a memorandum of understanding regarding the balance owed to the Company.  The memorandum of understanding specifies that the customer will pay $1,270,000 of the arrearages over three years, with the balance forgiven upon receipt of all payments due under the agreement. Since collectability of this receivable is not reasonably assured, the Company will record these payments on a cash basis when received.

In February 2012, the Company and a current customer signed a letter of intent for the three-year lease of one of the Company’s off-lease Fokker 100 aircraft.  Delivery is expected to occur in the second quarter of 2012.

In March 2012, the Company’s Credit Facility was extended for one year, until April 29, 2013, on terms similar to the original agreement.

In March 2012, the Company re-leased its off-lease General Electric CF34-8E5 engine to a customer in the United States for a term of three months.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of December 31, 2011.

Management’s Annual Report on the Company’s Internal Control Over Financial Reporting. Internal control over financial reporting (“Internal Control”) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  The Company’s management is responsible for establishing and maintaining adequate Internal Control. Management evaluated the Company’s Internal Control based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework and concluded that the Company’s Internal Control was effective as of December 31, 2011.  This report does not include an attestation report on Internal Control  by the Company's registered public accounting firm since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control Over Financial Reporting.  No change in Internal Control occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

The information required by this item is included under (i) “Proposal 1: Election of Directors” as it relates to members of the Company’s Board of Directors, including the Company’s Audit Committee and the Company’s Audit Committee financial experts, any changes to procedures by which security holders may recommend nominees to the Company’s Board of Directors, (ii) “Information Regarding the Company’s Directors and Officers” as it relates to the Company’s executive officers, and (iii) “Section 16(a) Beneficial Ownership Reporting Compliance” as it relates to information concerning Section 16(a) beneficial ownership reporting compliance, in the Company’s definitive proxy statement (“Proxy Statement”), to be filed in connection with the Company’s 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

10.13
Loan and Security Agreement, between the Company, Union Bank, N.A. as agent, and the participating lenders thereunder, dated April 28, 2010, incorporated by reference to Exhibit 10.13 to the Report on Form 10-Q/A for the period ending June 30, 2010, filed with the Securities and Exchange Commission on February 14, 2011

10.14
Subordination and Intercreditor Agreement, between the Company, Union Bank, N.A. as agent, and the Subordinated Creditors thereunder, dated April 28, 2010, incorporated by reference to Exhibit 10.14 to the Report on Form 10-Q/A for the period ending June 30, 2010, filed with the Securities and Exchange Commission on February 14, 2011

10.15
Management Fee Subordination Agreement, between the Company, JetFleet Management Corp. and Union Bank, N.A. as agent, dated April 28, 2010, incorporated by reference to Exhibit 10.15 to the Report on Form 10-Q/A for the period ending June 30, 2010, filed with the Securities and Exchange Commission on February 14, 2011

10. 16
Form of Revolving Note dated June 4, 2010, delivered to Umpqua Bank, issued under the Loan and Security Agreement between the Company and Union Bank, as Agent, dated April 28, 2010, incorporated by reference to Exhibit 10.15 to the Report on Form 10-Q/A for the period ending June 30, 2010, filed with the Securities and Exchange Commission on February 14, 2011

10.17
Loan Modification Agreement, between the Company, Union Bank, N.A., California Bank & Trust, Umpqua Bank and U.S. Bank National Association, dated May 13, 2011, incorporated by reference to Exhibit 10.17 to the Report on Form 10-Q for the quarter ended June 30, 2011, filed with Securities and Exchange Commission on August 21, 2011

10.18	Second Loan Modification Agreement, between the Company, Union Bank, N.A., California Bank & Trust, Umpqua Bank and U.S. Bank National Association, dated March 8, 2012
31.1	Certification of Neal D. Crispin, Chief Executive Officer of AeroCentury Corp., dated March 9, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Toni M. Perazzo, Chief Financial Officer of AeroCentury Corp., dated March 9, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Neal D. Crispin, Chief Executive Officer of AeroCentury Corp., dated March 9, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Toni M. Perazzo, Chief Financial Officer of AeroCentury Corp., dated March 9, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROCENTURY CORP.

By/s/ Toni M. Perazzo
-------------------------------
Toni M. Perazzo
Senior Vice President-Finance and
Chief Financial Officer

DateMarch 9, 2012

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2012.

Signature	Title	Dated

/s/ Neal D. Crispin	Director, President and Chairman of the Board of	March 9, 2012
Neal D. Crispin	Directors of the Registrant (Principal Executive Officer)

/s/ Toni M. Perazzo	Director, Senior Vice President-Finance and Secretary of the	March 9, 2012
Toni M. Perazzo	Registrant (Principal Financial and Accounting Officer)

/s/ Roy E. Hahn	Director	March 9, 2012
Roy E. Hahn

/s/ Thomas W. Orr	Director	March 9, 2012
Thomas W. Orr

/s/ Evan M. Wallach	Director	March 9, 2012
Evan M. Wallach