Form 10-Q
period 2012-03-31
AEROCENTURY CORP
filed 2012-05-11
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 11, 2012 the issuer had 1,606,557 shares of common stock, par value $0.001 per share, issued, of which 63,300 are held as treasury stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements that the Company will be in compliance with all of its Credit Facility covenants in 2012; and that the Company will have adequate cash flow to fund operational needs and payments required under its Credit Facility;  (ii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements that the trend of lower on-lease utilization rates, longer lead times for remarketing returned aircraft, and lower rental rates is expected to continue to affect the Company’s operating lease revenue in the remainder of 2012; that there is likely to be a significant decrease in the pool of customers requiring aircraft and that the Company’s portfolio growth will continue to be slow; that the Company has incurred the majority of the maintenance costs necessary to prepare certain off-lease assets returned in 2010 and 2011 for re-lease to new customers; that the Company will be in compliance with all of its Credit Facility covenants through the end of 2012; and that the Company does not believe that its lessee deferral agreements represent a trend that will result in additional deferral agreements in 2012;  and (iii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” that the Company will have sufficient funds to make any payment that arises due to any collateral base limitations; that the Company will continue to be in compliance with all of its Credit Facility covenants; that the availability under the Credit Facility will be sufficient to fund projected acquisitions through the end of 2012; that most of the Company’s growth will be outside the United States; that the Company has the industry experience and technical resources necessary to effectively manage new aircraft types and engines; that there are effective mitigating factors against undue compensation-incented risk-taking by JMC; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company has sufficient cyber-security measures in place; and that the Company has sufficient replacement mechanisms in the event of a cyber-attack. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the impact of the current economic downturn or future financial crises, particularly in Europe, on the Company’s customer base of regional air carriers; the continued availability of financing for acquisitions; the compliance of the Company's lessees with obligations under their respective leases; risks related to use of debt financing for acquisitions; the Company’s success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.Financial Statements.

AeroCentury Corp.
Condensed Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2012	2011

Assets:
Cash and cash equivalents	$1,702,500	$995,500
Accounts receivable, including deferred rent of $1,822,600 and $1,923,300, net of allowance for doubtful accounts of $1,924,400 at March 31, 2012 and December 31, 2011	3,504,400	2,936,100
Finance lease receivable	1,228,800	1,271,400
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $50,422,000 and $48,935,200 at March 31, 2012 and December 31, 2011, respectively	131,257,300	124,245,000
Prepaid expenses and other	2,488,700	1,378,000

Total assets	$140,181,700	$130,826,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$442,100	$368,100
Notes payable and accrued interest	72,196,900	65,672,700
Maintenance reserves and accrued maintenance costs	6,426,200	5,814,700
Security deposits	5,665,600	5,607,300
Unearned revenues	723,400	558,200
Deferred income taxes	12,688,000	12,094,400
Taxes payable	24,300	20,400

Total liabilities	98,166,500	90,135,800

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	27,737,600	26,412,600
	42,519,300	41,194,300
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	42,015,200	40,690,200

Total liabilities and stockholders’ equity	$140,181,700	$130,826,000

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Revenues and other income:

Operating lease revenue, net	$5,906,900	$4,204,400
Maintenance reserves revenue, net	849,800	540,500
Other income	26,600	149,600

	6,783,300	4,894,500
Expenses:

Depreciation	1,486,800	1,238,800
Interest	1,071,900	967,100
Management fees	986,700	945,300
Maintenance	754,500	4,568,100
Professional fees, general and administrative and other	311,300	325,100
Insurance	132,700	266,100
Other taxes	22,600	22,600

	4,766,500	8,333,100

Income/(loss) before income tax provision	2,016,800	(3,438,600)

Income tax provision/(benefit)	691,800	(1,159,800)

Net income/(loss)	$1,325,000	$(2,278,800)

Earnings/(loss) per share:
Basic	$0.86	$(1.48)
Diluted	$0.85	$(1.48)
Weighted average shares used in earnings/(loss) per share computations:
Basic	1,543,257	1,543,257
Diluted	1,550,756	1,543,257

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2012	2011

Net cash provided by/(used in) operating activities	$3,621,100	$(539,800)

Investing activity -
Purchases of aircraft and aircraft engines	(8,209,100)	(312,200)
Net cash used in investing activity	(8,209,100)	(312,200)

Financing activities:
Borrowings under Credit Facility	7,400,000	-
Repayments of Credit Facility	(500,000)	-
Debt issuance costs	(1,605,000)	-
Repayments of Subordinated Notes	-	(800,000)
Net cash provided by/(used in) financing activities	5,295,000	(800,000)

Net increase/(decrease) in cash and cash equivalents	707,000	(1,652,000)

Cash and cash equivalents, beginning of period	995,500	1,949,400

Cash and cash equivalents, end of period	$1,702,500	$297,400

During the three months ended March 31, 2012 and 2011, the Company paid interest totaling $1,136,000 and $792,200 respectively. The Company paid no income taxes during the three months ended March 31, 2012 and 2011.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2012

1.Organization and Summary of Significant Accounting Policies

(a)The Company and Basis of Presentation

AeroCentury Corp. (the “Company”), a Delaware corporation incorporated in 1997, acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

(c)Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible. The fair value hierarchy under GAAP is based on three levels of inputs.

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

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2012

1.Organization and Summary of Significant Accounting Policies (continued)

(c)Fair Value Measurements (continued)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table shows by level, within the fair value hierarchy, the Company’s assets at fair value:

	March 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds included in cash and cash equivalents	$1,336,500	$1,336,500	$-	$-	$736,000	$736,000	$-	$-

Total	$1,336,500	$1,336,500	$-	$-	$736,000	$736,000	$-	$-

As of March 31, 2012 and December 31, 2011, there were no liabilities required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the carrying value exceeds its fair value. During the three-month periods ended March 31, 2012 and 2011, there was no recorded write-down of long-lived assets.

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of accounts receivable, accounts payable and amounts borrowed under the Credit Facility.  The fair value of accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short-term nature.

Borrowings under the Company’s Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rate of this debt agreement approximates current market rates for such indebtedness at the balance sheet date, which were estimated by calculation of the present value of future repayment obligations using estimates of borrowing rates that would be available to the Company for such an instrument.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2012

1.Organization and Summary of Significant Accounting Policies (continued)

(d)Finance Leases

The lease for one of the Company’s aircraft contains a purchase option for the lessee for an amount substantially below the estimated residual value of the asset at the date for purchase under such option.  Consequently, the Company considers the purchase option to be a “bargain purchase option” and has classified such lease as a finance lease for financial accounting purposes.  The Company also had a second aircraft subject to a finance lease that terminated in June 2011 in connection with the disposal of the asset.  The Company does not include the value, purchase price or accumulated depreciation of finance lease assets on its balance sheet.  Instead, for any finance lease, the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option are reported as a finance lease receivable.  Rental revenue and depreciation expense are not recognized on finance leases.  Rather, the Company accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the lease.  The Company’s results for the quarters ended March 31, 2012 and 2011 included $23,400 and $144,300, respectively, of interest earned on finance leases recorded as other income.

2.Aircraft and Aircraft Engines Held for Lease

At March 31, 2012 and December 31, 2011, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following.

	March 31, 2012		December 31, 2011
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value

Bombardier Dash-8-300	9	28%	8	23%
Fokker 100	7	26%	7	28%
Fokker 50	14	17%	14	18%
General Electric CF34-8E5 engine	3	8%	3	8%
Bombardier Dash-8-Q400	1	8%	1	8%
Saab 340B	6	6%	6	6%
Saab 340B Plus	2	3%	2	4%
deHavilland DHC-8-100	2	3%	2	4%
deHavilland DHC-6	1	1%	1	1%
Saab 340A	1	-	1	-

Net book value at March 31, 2012 and December 31, 2011 excludes the Company’s Saab 340A aircraft, which is subject to a finance lease. As discussed in Note 7, in May 2012, a purchase agreement was executed to sell one of the Company’s deHavilland DHC-8-100 aircraft.

During the three months ended March 31, 2012, the Company purchased a deHavilland Dash-8-Q314 aircraft on lease to a new customer in Asia, with a lease term expiring in January 2018.

During the three months ended March 31, 2012, the Company extended the lease for one of its deHavilland DHC-8-100 aircraft for three months.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2012

2.Aircraft and Aircraft Engines Held for Lease (continued)

At March 31, 2012, the Company had an allowance for doubtful accounts totaling $1,924,400 related to one customer for the amounts owed in excess of payments received and the security deposits held by the Company.  In early 2012, the Company and the customer signed a memorandum of understanding regarding the arrearages owed to the Company.  The memorandum of understanding specifies that the customer will pay $1,270,000 of the arrearages over three years, with the balance forgiven upon receipt of all payments due under the agreement.  Since collectability of this receivable is not reasonably assured, the Company will record these payments as revenue on a cash basis when received.

At March 31, 2012, four of the Company’s assets, comprised of three Fokker 100 aircraft and one Saab 340B aircraft, were off lease.  As discussed in Note 7, a second Saab 340B aircraft was returned to the Company at lease expiration in April 2012 and one of the Fokker 100 aircraft was delivered to an existing customer in May 2012.  The Company is seeking re-lease opportunities for the other off-lease aircraft.

As discussed in Note 7, the lessee for four of the Company’s aircraft declared bankruptcy in April 2012 and the aircraft have been returned to the Company.  The Company is analyzing the anticipated effects of the bankruptcy on the Company’s results for the second quarter of 2012 and subsequent periods.

In March 2012, the Company executed a letter of intent for the lease of the Saab 340B aircraft that was off lease at March 31, 2012.  That customer has the option to lease three of the Company’s other Saab 340B aircraft which, as discussed above, were returned during the second quarter of 2012.

3.Maintenance and Accrued Costs

Maintenance costs under the Company’s triple net operating leases are generally the responsibility of the lessees.  Most of the Company’s leases require payment of maintenance reserves, which are based upon lessee-reported usage and billed monthly, and are intended to accumulate funds that are expected to cover most or all of the cost of the lessees’ performance of certain maintenance obligations under the leases.  Some of these payments for maintenance reserves are refundable, and some are non-refundable.

Refundable maintenance reserves received by the Company are accounted for as a liability, which is reduced when maintenance work is performed during the lease and reimbursement to the lessee is paid. Maintenance reserves that are refundable to the lessee are refunded after all return conditions specified in the lease and, in some cases, any other payments due under the lease are satisfied.  Any refundable reserves retained by the Company to satisfy return conditions are recorded as revenue when the aircraft is returned.

Non-refundable maintenance reserves are recorded as maintenance reserves revenue (assuming cash is received or collections are reasonably assured).

The timing difference between recording maintenance reserves revenue as usage occurs and recording maintenance expense as maintenance is performed can have material effects on the volatility of reported earnings.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2012

3.Maintenance and Accrued Costs (continued)

The accompanying balance sheets reflect refundable maintenance payments billed to lessees based on usage and accrued maintenance costs as liabilities for maintenance reserves.  At March 31, 2012 and December 31, 2011, the Company’s maintenance reserves and accruals consisted of the following:

	March 31, 2012	December 31, 2011

Refundable maintenance reserves	$5,440,700	$4,801,300
Accrued maintenance costs	985,500	1,013,400
	$6,426,200	$5,814,700

Additions to and deductions from the Company’s accrued maintenance costs during the three months ended March 31, 2012 and 2011 for aircraft maintenance were as follows:

	For Three Months Ended March 31,
	2012	2011

Balance, beginning of period	$1,013,400	$2,446,800

Additions:
Charged to expense	754,800	4,592,500
Reversals of previously accrued maintenance costs	(300)	(24,400)
Total maintenance expense	754,500	4,568,100
Capital equipment	46,000	207,400
Accrued claims related to refundable maintenance reserves	292,300	8,700
Prepaid maintenance	122,500	(407,900)
Total additions	1,215,300	4,376,300

Deductions:
Payments	1,026,200	3,940,700
Other	217,000	-
Total deductions	1,243,200	3,940,700

Net (decrease)/increase in accrued maintenance costs	(27,900)	435,600

Balance, end of period	$985,500	$2,882,400

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2012

4.Notes Payable and Accrued Interest

At March 31, 2012 and December 31, 2011, the Company’s notes payable and accrued interest consisted of the following:

	March 31,	December 31,
	2012	2011

Credit Facility principal	$72,100,000	$65,200,000
Credit Facility accrued interest	96,900	472,700
	$72,196,900	$65,672,700

In March 2012, the Company’s $90 million credit facility provided by a syndicate of banks (the “Credit Facility”) was extended for one year, to April 29, 2013, on terms similar to the original agreement.  The Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

Although the unused amount of the Credit Facility was $17,900,000 and $24,800,000 as of March 31, 2012 and December 31, 2011, respectively, the amount available was limited to $10,904,600 and $17,388,300, respectively, because of exclusions of certain assets from the collateral base.

The weighted average interest rate on the Credit Facility was 4.00% and 4.17% at March 31, 2012 and December 31, 2011, respectively.

The Company’s subordinated notes (“Subordinated Notes”) were fully repaid in December 2011.  The Subordinated Notes purchasers hold warrants to purchase up to 81,224 shares of the Company's common stock at an exercise price of $8.75 per share.  The warrants are exercisable through December 31, 2015.

5.Computation of Earnings/(Loss) Per Share

Basic and diluted earnings/(loss) per share are calculated as follows:

	For the Three Months Ended March 31,
	2012	2011

Net income/(loss)	$1,325,000	$(2,278,800)

Weighted average shares outstanding for the period	1,543,257	1,543,257
Dilutive effect of warrants	7,499	-
Weighted average diluted shares used in calculation of diluted earnings/(loss) per share	1,550,756	1,543,257

Basic earnings/(loss) per share	$0.86	$(1.48)
Diluted earnings/(loss) per share	$0.85	$(1.48)

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2012

5.Computation of Earnings/(Loss) Per Share (continued)

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

6.   Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the Management Agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $986,700 and $945,300 during the quarters ended March 31, 2012 and 2011, respectively. The Company paid acquisition fees totaling $290,000 to JMC during the quarter ended March 31, 2012, which were included in the cost basis of the asset purchased.  The Company paid no remarketing fees to JMC during the quarter ended March 31, 2012.  The Company paid no acquisition or remarketing fees to JMC during the quarter ended March 31, 2011.

In August 2009, the Company entered into an agreement with Lee G. Beaumont in which Mr. Beaumont assigned to the Company his rights to purchase certain aircraft engines from an unrelated third party seller.  In January 2012, Mr. Beaumont became a “related person” with respect to the Company due to his acquisition on the open market of shares representing over 5% of the Company’s Common Stock.  During the quarters ended March 31, 2012 and 2011, the Company made no payments to Mr. Beaumont.  A balance of $66,700 is payable in the third quarter of 2012.

In connection with its Subordinated Notes financing entered into 2007 and 2008, the Company issued warrants to purchase up to 81,224 shares of the Company’s common stock.  The warrants became exercisable on December 30, 2011, and the shares issuable upon exercise of the warrants constitute over 5% of the common stock of the Company.  As a result, the Subordinated Notes purchasers became “related persons” with respect to the Company.   During the three months ended March 31, 2012 and 2011, the Company made interest payments totaling $0 and $89,900 to the Subordinated Notes purchasers.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2012

7.    Subsequent Events

In April 2012, one of the Company’s Saab 340B aircraft was returned to the Company at lease expiration, pursuant to the return conditions of the lease.

In April 2012, the Company and one of its customers in the Caribbean signed a lease for one of the Company’s off-lease Fokker 100 aircraft.  The aircraft was delivered in May 2012 and is subject to a 36-month lease.

In April 2012, the lessee for four of the Company’s Saab 340B aircraft, three of which were to be returned to the Company at lease end in the second quarter of 2012, declared bankruptcy.  The four aircraft have been returned to the Company, and the Company is analyzing the anticipated effects of the bankruptcy on the Company’s results for the second quarter of 2012 and subsequent periods.

In April 2012, the Company agreed to sell one of its deHavilland DHC-8-100 aircraft upon its return from its current lessee, which the Company expects to occur in the second quarter of 2012. As of March 31, 2012, the aircraft had a net book value of $1,675,100 and the Company expects to record a gain on sale.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011 and the unaudited financial statements and related notes that appear elsewhere in this report.

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

Results of Operations

Quarter ended March 31, 2012 compared to the quarter ended March 31, 2011

The Company’s net income increased by $3,603,800 in the quarter ended March 31, 2012 compared to the same period in 2011, due primarily to increased operating lease revenue and maintenance reserves revenue and decreased expenses for maintenance, general and administrative and insurance, the aggregate effect of which was partially offset by increased depreciation and interest expense.

Operating lease revenue increased by $1,702,500 in the quarter ended March 31, 2012 compared to the same period in 2011 primarily because of: (i) a $996,500 increase related to aircraft that were on lease in the 2012 quarter but off lease for all or part of the 2011 quarter; (ii) a $487,800 increase related to aircraft that were acquired and leased during the fourth quarter of 2011 and first quarter of 2012; and (iii) a $239,200 increase related to assets that were on lease in the 2012 and 2011 quarters but were subject to bad debt allowances for all or part of the 2011 quarter.  The effects of these increases were partially offset by a decrease of $347,300 related to aircraft that were off lease for all or part of the first quarter of 2012, were sold during 2011, or were re-leased at lower rates.

Maintenance reserves revenue increased by $309,300 in the first quarter of 2012 compared to the same quarter of 2011, primarily as a result of revenue from assets that were on lease in the 2012 period, but off lease or subject to bad debt allowances in the 2011 period.  The effects of such increases were partially offset by lower reserves rates applicable to some of the Company’s assets in the 2012 quarter, compared to the 2011 quarter, and by the effect of asset sales during 2011.

Depreciation expense increased by $248,000 in the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011, primarily due to aircraft purchased in late 2011 and the first quarter of 2012, the effect of which was partially offset by changes in estimated residual values, which the Company analyzes and adjusts periodically based on third party appraisals.

Interest expense increased by $104,800 in the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011, primarily as a result of a higher fee amortization related to the Company’s Credit Facility which was extended for one year in March 2012, and a higher average Credit Facility balance in 2012.  The effects of these increases were partially offset by the decrease in 2012 in interest expense and fee amortization related to the Company’s Subordinated Notes, which were fully repaid in December 2011.

The Company’s maintenance expense decreased by $3,813,600 in the quarter ended March 31, 2012 compared to the same period in 2011, primarily as a result of a $3,523,400 decrease in maintenance performed on off-lease aircraft, as well as a $269,000 decrease in maintenance performed by lessees using non-refundable reserves.

During the quarters ended March 31, 2012 and 2011, $495,100 and $4,119,700, respectively, of the Company’s maintenance expense for off-lease aircraft and maintenance performed by lessees were funded by non-refundable maintenance reserves that had been recorded as revenue when earned.

Insurance expense for off-lease aircraft decreased by $133,400 in the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011, primarily due to aircraft that were on lease in the 2012 period but off lease in the 2011 period.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a)Credit Facility

In March 2012, the Company’s $90 million Credit Facility provided by a syndicate of banks was extended for one year, to April 29, 2013, on terms similar to the original agreement.  The Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

During the three months ended March 30, 2012, the Company borrowed $7,400,000 and repaid $500,000 of the outstanding principal under the Credit Facility.

As of March 31, 2012 and December 31, 2011, the Company was in compliance with all covenants under the Credit Facility agreement.  Although the Company believes it will continue to be in compliance with all of the Credit Facility covenants in 2012, there can be no assurance of such compliance.  Any default under the Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the existing assets of the Company.

As of May 11, 2012, the Company had an outstanding balance of $70,700,000 under the Credit Facility.  Although the unused amount of the Credit Facility is currently $19,300,000, exclusion of certain assets from the collateral base has decreased the available credit to $11,988,000.

The Company’s interest expense will generally increase and decrease with prevailing interest rates. The Company has the ability to enter into interest rate swaps to economically hedge against interest rate increases in its floating rate debt under the Credit Facility and has done so in the past.

(b)Cash flow

The Company’s primary sources of cash are (i) operating lease revenue and (ii) maintenance reserves billed monthly to lessees based on aircraft usage.  Cash collected by the Company for maintenance reserves is not required by the leases to be segregated and is included in cash and cash equivalents on the Company’s balance sheets.

The Company’s primary uses of cash are for maintenance expense, management fees, professional fees, insurance, purchase of aircraft and engines and Credit Facility interest payments.  The amount of interest paid by the Company depends on the outstanding balance of its Credit Facility, which carries a floating interest rate as well as an interest rate margin, and is therefore also dependent on changes in prevailing interest rates.

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

(i)Operating activities

The Company’s cash flow from operations increased by $4,160,900 in the quarter ended March 31, 2012 compared to the same period in 2011.  As discussed below, the change in cash flow was primarily a result of an increase in payments received for rent and a decrease in expenditures for maintenance, the effects of which were partially offset by an increase in expenditures for interest and Credit Facility fees.

Payments for operating lease revenue

Several assets that were on lease in the first three months of 2012 were off lease for all or part of the same period in 2011.  In addition, the Company purchased three aircraft in late 2011 and early 2012.  As a result, payments received from lessees for rent increased by $1,952,700 in the three-month period of 2012 compared to the same period in 2011.

The Company currently is receiving no lease revenue for its off-lease assets, comprised of two Fokker 100 and six Saab 340-B aircraft, two of which were returned at lease expiration in March 2011 and April 2012 and four of which were returned in the second quarter of 2012 after the lessee declared bankruptcy.

Payments for maintenance

Payments for maintenance decreased by $2,663,400 in the three months ended March 31, 2012 compared to the same period in 2011 as a result of a decrease in maintenance on off-lease aircraft.  The amount of payments for maintenance in future periods will depend on the amount and timing of maintenance paid as reimbursement to lessees for maintenance reserves claims, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease assets.

(ii)Investing activities

During the first quarter of 2012, the Company used cash of $8,209,100 for the purchase of an aircraft, for equipment installed on an aircraft, and for acquisition costs related to two aircraft purchased in November 2011.

During the first quarter of 2011, the Company used cash of $312,200 for the purchase of equipment that was installed on several aircraft and for acquisition costs related to an aircraft purchased in December 2010.

(iii)Financing activities

The Company borrowed $7,400,000 and $0 under the Credit Facility during the quarters ended March 31, 2012 and 2011, respectively.  The Company repaid $500,000 and $800,000 of its total outstanding debt in the quarters ended March 31, 2012 and 2011, respectively.  Such payments were funded by excess cash flow.   During the quarter ended March 31, 2012, the Company paid $1,605,000 of fees related to the extension of the Company’s Credit Facility.  Such fees will be amortized over the remaining term of the Credit Facility.

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

•The reduction in demand for aircraft and aircraft engines has increased the possibility that the Company’s current lessees will choose to return leased assets at lease expiration rather than renew the existing leases, notwithstanding that any such lessee may incur significant expenses to satisfy return conditions.  Due to decreased demand for aircraft capacity, it is likely that the Company will experience lower on-lease utilization rates and longer lead times for remarketing of returned assets, as well as lower rental rates for remarketed assets, as was the case with several lease extensions and re-leases in 2011.  This trend is expected to continue to affect the Company’s operating revenue for the remainder of 2012.

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

(b)Remarketing Efforts

(i)  Assets currently off lease

As of May 11, 2012, the Company is seeking release opportunities for the following of its assets that are off lease:

•Two Fokker 100 aircraft, which were returned to the Company prior to lease expiration in 2010; and

•Six Saab 340B aircraft, two of which were returned at lease expiration in March 2011 and April 2012 and four of which were returned in April and May 2012 after the lessee declared bankruptcy.  The Company has a signed letter of intent and a deposit for the lease of one of the aircraft with a customer that has the option to lease three of the other aircraft.

The Company has incurred significant maintenance expenses in order to prepare its off-lease assets for lease to new customers.  Although the Company believes it has incurred the majority of such expenses for the aircraft returned to the Company in 2010 and 2011, it is possible that additional maintenance expenses will be incurred when new customers are identified for these assets.  The amount of such maintenance could exceed the amount of reserves previously collected for the assets. As discussed above, four of the Company’s Saab 340B aircraft were returned during the second quarter of 2012 after the customer declared bankruptcy.  The Company is analyzing the anticipated effects of the bankruptcy on the Company’s results for the second quarter of 2012 and subsequent periods.

(ii) Upcoming lease expirations

Unless they are renewed, leases for four of the Company’s assets will expire in the remainder of 2012.

(c)Credit Facility

The Company believes that the availability under the Credit Facility should be sufficient to fund its anticipated asset acquisitions through the end of 2012.  The term of the current Credit Facility will expire in April 2013, and the Company anticipates that it will need to negotiate an extension or a replacement of the Credit Facility by that date.

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

 (d)Deferral Agreements

Beginning in 2009, the Company granted deferral of certain overdue and/or future rental or reserves payment obligations pursuant to agreements with certain customers that had experienced financial difficulties. The Company currently has no deferral agreement balances outstanding. One of the Company’s customers, with which the Company previously had a deferral agreement, has made timely payments to the Company since August 2011 following a change in management.  At March 31, 2012, the Company had an allowance for doubtful accounts in the amount of $1,924,400 for the amounts owed by that customer in excess of the security deposits held by the Company.  In January 2012, the Company and that customer signed a memorandum of understanding regarding the arrearages owed to the Company.  The memorandum of understanding calls for 50% of the arrearages to be paid over time, with the remaining balance to be forgiven by the Company only if the required payments under the agreement contemplated by the memorandum are made.

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

Economic downturns can affect certain regions of the world more than others.  As the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases assets could have a significant adverse impact on the Company. Currently, 34%, 24%, 20% and 12% of the Company’s lease revenue comes from the European, Caribbean, Asian and African regions, respectively, with six, two, four and two lessees, respectively. Therefore, Europe is currently the most significant market to the Company and a regional downturn that affects the financial health of European regional carriers could have a material adverse effect on the Company’s financial results.  In that respect, the current European financial crisis and its potential impact on the European economy is a substantial area of concern for the Company.

Over the last few years, several of the Company’s customers have experienced financial difficulties arising from a combination of the weakened air carrier market and their own unique financial circumstances and have requested and been granted deferral of certain overdue and/or future rental or reserve payment obligations.  It is possible that the Company may enter into additional deferral agreements if the current weakened air carrier environment continues, When a customer requests a deferral of lease obligations, the Company evaluates the lessee’s financial plan, the likelihood that the lessee can remain a viable carrier, and whether the deferral will be repaid according to the agreed schedule.  If the Company feels that there is a risk that deferred obligations will not be repaid, the Company records the rent and reserve payments from the applicable lessee on a cash basis. If the Company makes a judgment that the lessee is likely to meet its deferred obligations, the Company continues to record the deferred rental and reserve payments as revenue in the periods in which they accrue.  It is possible that a lessee that the Company judges to be likely to repay its deferred obligations could experience a worsening financial condition.  In that circumstance, the Company may determine that full repayment of the deferred obligations is no longer likely, in which case the Company would record a bad debt expense or reduction of income.  This could have a material effect on the Company’s financial results in the period that such bad debt expense or income reduction is recorded.

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

Concentration of Lessees and Aircraft Type. For the month ended April 30, 2012, based on monthly operating lease revenue and interest income from finance leases, the Company’s three largest customers were located in Antigua, Germany and Norway and accounted for a total of approximately 39% of the Company’s monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results and collateral base under the Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

As of April 30, 2012, the Company owned seven Fokker 100, nine Bombardier Dash-8-300 and fourteen Fokker 50 aircraft, making these three aircraft types the dominant types in the portfolio and representing 26%, 28% and 17%, respectively, of net book value.  As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

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

Engine Leasing Risk.  The Company currently has three engines in its portfolio, making up 8% of the Company’s total aircraft and aircraft engines net book value. The Company may from time to time lease one or more of these engines under industry standard short-term engine leases, which place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer’s warranty or caused by circumstances that the lessee is required to cover, the Company’s investment in the engine could be a significant loss.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting.  No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.Exhibits

Exhibit Number	Description
10.1
Second Loan Modification Agreement dated as of March 8, 2012, incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2012 SEC File No. 001-13387, Film No. 12683059

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

AEROCENTURY CORP.

Date: May 11, 2012	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer