Form 10-Q
period 2012-06-30
AEROCENTURY CORP
filed 2012-08-10
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes  ☐ No  ☒

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 10, 2012 the issuer had 1,606,557 shares of common stock, par value $0.001 per share, issued, of which 63,300 are held as treasury stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements that the Company will be in compliance with all of its Credit Facility covenants in 2012; and that the Company will have adequate cash flow to fund operational needs and payments required under its Credit Facility; (ii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements that the trend of lower on-lease utilization rates, longer lead times for remarketing returned aircraft, and lower rental rates is expected to continue to affect the Company’s operating revenue in the remainder of 2012; that there is likely to be a significant decrease in the pool of customers requiring aircraft and that the Company’s portfolio growth will continue to be slow; that the Company has incurred the majority of the maintenance costs necessary to prepare certain off-lease assets returned prior to 2012 for re-lease to new customers but that it is possible additional maintenance expenses will be incurred when new customers are identified; that the availability under the Credit Facility should be sufficient to fund its anticipated asset acquisitions through the end of 2012; that the Company will be in compliance with all of its Credit Facility covenants in 2012; and that the Company does not believe that its lessee deferral agreements represent a trend that will result in additional deferral agreements in 2012;  that it is possible that the Company will agree to a deferral of some arrearages from a lessee of four of the Company’s Fokker-50 aircraft; and (iii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” that the Company will have sufficient funds to make any payment that arises due to any collateral base limitations; that the Company will continue to be in compliance with all of its Credit Facility covenants; that the availability under the Credit Facility will be sufficient to fund projected acquisitions through the end of 2012; that most of the Company’s growth will be outside the United States; that the Company has the industry experience and technical resources necessary to effectively manage new aircraft types and engines; that there are effective mitigating factors against undue compensation-incented risk-taking by JMC; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company has sufficient cyber-security measures in place; and that the Company has sufficient replacement mechanisms in the event of a cyber-attack. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the impact of the current economic downturn or future financial crises, particularly in Europe, on the Company’s customer base of regional air carriers; the continued availability of financing for acquisitions; the compliance of the Company's lessees with obligations under their respective leases; risks related to use of debt financing for acquisitions; the Company’s success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.Financial Statements.

AeroCentury Corp.
Condensed Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2012	2011

Assets:
Cash and cash equivalents	$3,215,900	$995,500
Accounts receivable, including deferred rent of $1,822,600 and $1,923,300, net of allowance for doubtful accounts of $1,924,400 at June 30, 2012 and December 31, 2011, respectively	3,335,800	2,936,100
Finance lease receivable	1,185,400	1,271,400
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $49,814,100 and $48,935,200 at June 30, 2012 and December 31, 2011, respectively	144,650,200	124,245,000
Prepaid expenses and other	2,011,400	1,378,000

Total assets	$154,398,700	$130,826,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$372,600	$368,100
Notes payable and accrued interest	82,925,000	65,672,700
Maintenance reserves and accrued maintenance costs	7,881,600	5,814,700
Security deposits	6,521,300	5,607,300
Unearned revenues	627,700	558,200
Deferred income taxes	13,072,500	12,094,400
Taxes payable	22,300	20,400

Total liabilities	111,423,000	90,135,800

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	28,698,100	26,412,600
	43,479,800	41,194,300
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	42,975,700	40,690,200

Total liabilities and stockholders’ equity	$154,398,700	$130,826,000

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Statements of Operations
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011

Revenues and other income:

Operating lease revenue, net	$11,595,900	$8,866,900	$5,689,000	$4,662,500
Maintenance reserves revenue, net	1,763,000	1,175,300	913,200	634,900
Gain on disposal of assets and other income	927,600	1,607,400	901,000	1,457,800

	14,286,500	11,649,600	7,503,200	6,755,200
Expenses:

Depreciation	2,979,500	2,661,500	1,492,700	1,422,800
Maintenance	2,367,100	7,507,700	1,612,600	2,939,700
Interest	2,225,000	1,932,800	1,153,100	965,600
Management fees	1,993,400	1,876,400	1,006,700	931,000
Professional fees, general and administrative and other	627,900	765,800	294,000	440,700
Insurance	319,300	589,200	186,600	300,500
Bad debt expense	310,300	-	310,300	-

	10,822,500	15,333,400	6,056,000	7,000,300

Income/(loss) before income tax provision/(benefit)	3,464,000	(3,683,800)	1,447,200	(245,100)

Income tax provision/(benefit)	1,178,500	(1,255,700)	486,700	(95,800)

Net income/(loss)	$2,285,500	$(2,428,100)	$960,500	$(149,300)

Earnings/(loss) per share:
Basic	$1.48	$(1.57)	$0.62	$(0.10)
Diluted	$1.47	$(1.57)	$0.61	$(0.10)
Weighted average shares used in earnings/(loss) per share computations:
Basic	1,543,257	1,543,257	1,543,257	1,543,257
Diluted	1,557,810	1,543,257	1,563,580	1,543,257

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2012	2011

Net cash provided by/(used in) operating activities	$8,463,500	$(404,900)

Investing activities:
Proceeds from disposal of assets	3,402,800	2,101,500
Purchases of aircraft and aircraft engines	(25,640,900)	(356,200)
Net cash (used in)/provided by investing activities	(22,238,100)	1,745,300

Financing activities:
Borrowings under Credit Facility	19,900,000	-
Repayments of Credit Facility	(2,300,000)	(1,000,000)
Debt issuance costs	(1,605,000)	-
Repayments of Subordinated Notes	-	(825,000)
Net cash provided by/(used in) financing activities	15,995,000	(1,825,000)

Net increase/(decrease) in cash and cash equivalents	2,220,400	(484,600)

Cash and cash equivalents, beginning of period	995,500	1,949,400

Cash and cash equivalents, end of period	$3,215,900	$1,464,800

During the six months ended June 30, 2012 and 2011, the Company paid interest totaling $741,600 and $1,369,500, respectively. The Company paid income taxes of $2,100 and $0 during the six months ended June 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
June 30, 2012

1.Organization and Summary of Significant Accounting Policies

(a)The Company and Basis of Presentation

AeroCentury Corp. (the “Company”), a Delaware corporation incorporated in 1997, acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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
June 30, 2012

1.Organization and Summary of Significant Accounting Policies (continued)

(c)Fair Value Measurements (continued)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table shows by level, within the fair value hierarchy, the fair value of the Company’s assets that are measured and recorded at fair value on a recurring basis:

	June 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds included in cash and cash equivalents	$2,737,200	$2,737,200	$-	$-	$736,000	$736,000	$-	$-

Total	$2,737,200	$2,737,200	$-	$-	$736,000	$736,000	$-	$-

As of June 30, 2012 and December 31, 2011, there were no liabilities required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the carrying value exceeds its fair value. During the three months and six months ended June 30, 2012 and 2011, there was no recorded write-down of long-lived assets.

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of accounts receivable, accounts payable and amounts borrowed under its credit facility (the “Credit Facility”).  The fair value of accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short-term nature.

Borrowings under the Company’s Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rate of this debt agreement approximates current market rates for such indebtedness at the balance sheet date.  The Company believes the carrying amount of its floating rate debt at the balance sheet dates approximates its fair value, which was estimated by calculation of the present value of future repayment obligations using estimates of borrowing rates that would be available to the Company for such an instrument.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
June 30, 2012

1.Organization and Summary of Significant Accounting Policies (continued)

(d)Finance Leases

The lease for one of the Company’s aircraft contains a purchase option for the lessee for an amount substantially below the estimated residual value of the asset at the date for purchase under such option.  Consequently, the Company considers the purchase option to be a “bargain purchase option” and has classified such lease as a finance lease for financial accounting purposes.  The Company also had a second aircraft subject to a finance lease that terminated in June 2011 in connection with the disposal of the asset.  The Company does not include the value, purchase price or accumulated depreciation of finance lease assets on its balance sheet.  Instead, for any finance lease, the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option are reported as a finance lease receivable.  Rental revenue and depreciation expense are not recognized on finance leases.  Rather, the Company accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the lease.  The Company recognized interest earned on finance leases as “other income” in the amount of $22,600 and $50,000 in the quarters ended June 30, 2012 and 2011, respectively, and $46,000 and $194,300 in the six months ended June 30, 2012 and 2011, respectively.

2.Aircraft and Aircraft Engines Held for Lease

At June 30, 2012 and December 31, 2011, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following.

	June 30, 2012		December 31, 2011
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value

Bombardier Dash-8-300	9	25%	8	23%
Fokker 100	7	23%	7	28%
Bombardier Dash-8-Q400	3	19%	1	8%
Fokker 50	14	15%	14	18%
General Electric CF34-8E5 engine	3	7%	3	8%
Saab 340B	6	6%	6	6%
Saab 340B Plus	2	3%	2	4%
deHavilland DHC-8-100	1	1%	2	4%
deHavilland DHC-6	1	1%	1	1%
Saab 340A	1	-	1	-

Net book value at June 30, 2012 and December 31, 2011 excludes the Company’s Saab 340A aircraft, which is subject to a finance lease.

During the three months ended June 30, 2012, the Company purchased two Bombardier Dash-8-Q400 aircraft on lease to a current customer in Africa, with lease terms expiring in June 2017.   During the same period, the Company sold a deHavilland DHC-8-100 aircraft and recorded a gain of approximately $873,500.  Although the Company executed a purchase agreement in May 2012 to sell another of the Company’s deHavilland DHC-8-100 aircraft upon the scheduled expiration of the lease of the aircraft, the current lessee of that aircraft has failed to return the aircraft to the Company.  As a result, in July 2012, the Company and the buyer terminated the purchase agreement in July 2012.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
June 30, 2012

2.Aircraft and Aircraft Engines Held for Lease (continued)

In April 2012, one of the Company’s Saab 340B aircraft was returned to the Company at lease expiration, pursuant to the return conditions of the lease.

In April 2012, the Company and one of its customers in the Caribbean signed a lease for one of the Company’s off-lease Fokker 100 aircraft.  The aircraft was delivered in May 2012 and is subject to a 36-month lease.

In April 2012, the lessee of four of the Company’s Saab 340B aircraft declared bankruptcy, rejected the leases for the aircraft and returned them to the Company.  In May 2012, another customer, which leased six of the Company’s Fokker 50 aircraft, declared bankruptcy and subsequently returned the aircraft to the Company.  In connection with the second bankruptcy, the Company recorded a bad debt expense of $310,300.

At June 30, 2012, fourteen of the Company’s assets, comprised of six Fokker 50 aircraft, six Saab 340B aircraft and two Fokker 100 aircraft, were off lease.  As discussed in Note 7, one of the Saab 340B aircraft was delivered to an existing customer in July 2012.  The Company is seeking re-lease opportunities for the other off-lease aircraft, which represented 17% of the Company’s aircraft net book value at June 30, 2012.

At June 30, 2012, the Company had an allowance for doubtful accounts totaling $1,924,400 related to one customer for the amounts owed in excess of payments received and the security deposits held by the Company.  In early 2012, the Company and the customer signed a memorandum of understanding regarding the arrearages owed to the Company.  The memorandum of understanding specifies that the customer will pay $1,270,000 of the arrearages over three years, with the balance forgiven upon receipt of all payments due under the agreement. Since collectability of this receivable is not reasonably assured, the Company will record these payments as revenue on a cash basis when received.

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

Refundable maintenance reserves received by the Company are accounted for as a liability, which is reduced when maintenance work is performed during the lease and reimbursement to the lessee is paid. Maintenance reserves that are refundable to the lessee are refunded after all return conditions and, in some cases, any other payments due under the lease are satisfied.  Any refundable reserves retained by the Company to satisfy return conditions are recorded as revenue when the aircraft is returned.

Non-refundable maintenance reserves are recorded as maintenance reserves revenue (assuming cash is received or collections are reasonably assured).

The timing difference between recording maintenance reserves revenue as usage occurs and recording maintenance expense as maintenance is performed can have material effects on the volatility of reported earnings.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
June 30, 2012

3.Maintenance and Accrued Costs (continued)

The accompanying balance sheets reflect refundable maintenance payments billed to lessees based on usage and accrued maintenance costs for off-lease aircraft and lessee maintenance claims for non-refundable maintenance reserves as liabilities.  At June 30, 2012 and December 31, 2011, the Company’s maintenance reserves and accruals consisted of the following:

	June 30, 2012	December 31, 2011

Refundable maintenance reserves	$6,265,600	$4,801,300
Accrued maintenance costs	1,616,000	1,013,400
	$7,881,600	$5,814,700

Additions to and deductions from the Company’s accrued maintenance costs during the six months ended June 30, 2012 and 2011 for aircraft maintenance were as follows:

	For Six Months Ended June 30,
	2012	2011

Balance, beginning of period	$1,013,400	$2,446,800

Additions:
Charged to expense	2,378,500	7,909,000
Reversals of previously accrued maintenance costs	(11,400)	(401,300)
Total maintenance expense	2,367,100	7,507,700
Capital equipment	64,800	242,600
Accrued claims related to refundable maintenance reserves	578,100	81,200
Prepaid maintenance	32,900	201,100
Total additions	3,042,900	8,032,600

Deductions:
Payments	1,960,500	6,915,500
Other	479,800	607,000
Total deductions	2,440,300	7,522,500

Net increase in accrued maintenance costs	602,600	510,100

Balance, end of period	$1,616,000	$2,956,900

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
June 30, 2012

4.Notes Payable and Accrued Interest

At June 30, 2012 and December 31, 2011, the Company’s notes payable and accrued interest consisted of the following:

	June 30,	December 31,
	2012	2011

Credit Facility principal	$82,800,000	$65,200,000
Credit Facility accrued interest	125,000	472,700
	$82,925,000	$65,672,700

In March 2012, the Company’s $90 million Credit Facility provided by a syndicate of banks was extended for one year, to April 29, 2013, on terms similar to the original agreement.  The Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

Although the unused amount of the Credit Facility was $7,200,000 and $24,800,000 as of June 30, 2012 and December 31, 2011, respectively, the amount available was limited to $8,887,900 and $17,388,300, respectively, because of exclusions of certain assets from the collateral base.

The weighted average interest rate on the Credit Facility was 4.00% and 4.17% at June 30, 2012 and December 31, 2011, respectively.

The Company’s subordinated notes (“Subordinated Notes”) were fully repaid in December 2011.  The Subordinated Notes purchasers hold warrants to purchase up to 81,224 shares of the Company's common stock at an exercise price of $8.75 per share.  The warrants are exercisable through December 31, 2015.

5.Computation of Earnings/(Loss) Per Share

Basic and diluted earnings/(loss) per share are calculated as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011

Net income/(loss)	$2,285,500	$(2,428,100)	$960,500	$(149,300)

Weighted average shares outstanding for the period	1,543,257	1,543,257	1,543,257	1,543,257
Dilutive effect of warrants	14,553	-	20,323	-
Weighted average diluted shares used in calculation of diluted earnings/(loss) per share	1,557,810	1,543,257	1,563,580	1,543,257

Basic earnings/(loss) per share	$1.48	$(1.57)	$0.62	$(0.10)
Diluted earnings/(loss) per share	$1.47	$(1.57)	$0.61	$(0.10)

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
June 30, 2012

5.Computation of Earnings/(Loss) Per Share (continued)

Basic earnings/(loss) per common share is computed using net income/(loss) and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method. For the six months and three months ended June 30, 2011, the potential dilutive effect of outstanding warrants was 34,436 shares and 21,651 shares, respectively.  However, the effect of these potentially outstanding shares was not included in the calculation of diluted loss per share for the applicable periods because the effect would have been anti-dilutive.

6.   Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the Management Agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $1,006,700 and $931,000 during the quarters ended June 30, 2012 and 2011, respectively, and $1,993,400 and $1,876,400 during the six months ended June 30, 2012 and 2011, respectively. The Company paid acquisition fees totaling $604,000 and $0 to JMC during the quarters ended June 30, 2012 and 2011 and $894,000 and $0 during the six months ended June 30, 2012 and 2011, which were included in the cost basis of the asset purchased. The Company paid remarketing fees of $144,000 and $131,500 to JMC during the quarters and six months ended June 30, 2012 and 2011, respectively.

In August 2009, the Company entered into an agreement with Lee G. Beaumont in which Mr. Beaumont assigned to the Company his rights to purchase certain aircraft engines from an unrelated third party seller.  In January 2012, Mr. Beaumont became a “related person” with respect to the Company due to his acquisition on the open market of shares representing over 5% of the Company’s Common Stock.  During the six months ended June 30, 2012 and 2011, the Company made no payments to Mr. Beaumont.  A balance of $66,700 is payable in the third quarter of 2012.

In connection with its Subordinated Notes financing entered into 2007 and 2008, the Company issued warrants to purchase up to 81,224 shares of the Company’s common stock.  The warrants became exercisable on December 30, 2011, and the shares issuable upon exercise of the warrants constitute over 5% of the common stock of the Company.  As a result, the Subordinated Notes purchasers became “related persons” with respect to the Company.   During the six months ended June 30, 2012 and 2011, the Company made interest payments totaling $0 and $89,900, respectively, to the Subordinated Notes purchasers.

7.   Subsequent Events

In July 2012, the Company delivered one of its off-lease Saab 340B aircraft to a current customer in South America, subject to a finance lease with a term of 48 months.

In July 2012, the Company and the potential buyer of one of the Company’s deHavilland DHC-8-100 aircraft, for which a purchase agreement had been signed in May 2012, agreed to terminate the purchase agreement as a result of the current lessee’s failure to return the aircraft to the Company following the scheduled expiration of the lease.

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

Results of Operations

Quarter ended June 30, 2012 compared to the quarter ended June 30, 2011

The Company’s net income increased by $1,109,800 in the quarter ended June 30, 2012 compared to the same period in 2011, due primarily to increased operating lease revenue and maintenance reserves revenue and decreased expenses for maintenance, general and administrative and insurance, the aggregate effect of which was partially offset by increased depreciation and interest expense.

Operating lease revenue increased by $1,026,500 in the quarter ended June 30, 2012 compared to the same period in 2011 primarily because of: (i) a $893,000 increase related to aircraft that were on lease in the 2012 quarter but off lease for all or part of the 2011 quarter; (ii) a $709,500 increase related to aircraft that were acquired and leased during the fourth quarter of 2011 and first six months of 2012; and (iii) a $231,300 increase related to assets that were on lease in the second quarter of both years but for which the Company recorded a reduction in operating lease revenue in the 2011 quarter due to uncertainty about the collectability of the related receivables.  The effects of these increases were partially offset by a decrease of $866,200 related to aircraft that were off lease for all or part of the second quarter of 2012, were sold during 2011 or the first six months of 2012, or were re-leased at lower rates.

Maintenance reserves revenue increased by $278,300 in the second quarter of 2012 compared to the same quarter of 2011, primarily as a result of revenue from assets that were on lease in the 2012 period, but off lease or subject to a reduction in maintenance reserves revenue due to collectability of the related receivables in the 2011 period.  The effects of such increases were partially offset by lower reserves rates applicable to some of the Company’s assets in the 2012 quarter, compared to the 2011 quarter, and by the effect of asset sales during 2011.

Depreciation expense increased by $69,900 in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011, primarily due to aircraft purchased since the second quarter of 2011, the effect of which was partially offset by changes in estimated residual values, which the Company analyzes and adjusts periodically based on third party appraisals.

The Company’s maintenance expense decreased by $1,327,100 in the quarter ended June 30, 2012 compared to the same period in 2011, primarily as a result of a $683,500 decrease in maintenance performed on off-lease aircraft, a $472,300 decrease in amounts that were advanced on behalf of customers in connection with maintenance performed on the Company’s aircraft, and a $155,400 decrease in maintenance performed by lessees using non-refundable reserves.

During the quarters ended June 30, 2012 and 2011, $727,400 and $2,178,100 respectively, of the Company’s maintenance expense for off-lease aircraft and maintenance performed by lessees were funded by non-refundable maintenance reserves that had been recorded as revenue when earned.

Interest expense increased by $187,500 in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011, primarily as a result of a higher fee amortization related to the Company’s Credit Facility which was extended for one year in March 2012, and a higher average Credit Facility balance in 2012 as a result of aircraft acquisitions since June 30, 2011.  The effects of these increases were partially offset by the absence in 2012 of interest expense and fee amortization related to the Company’s Subordinated Notes, which were fully repaid in December 2011.

Professional fees, general and administrative and other expenses decreased by approximately $169,200 in the quarter ended June 30, 2012, compared to the same quarter in 2011, as a result of lower legal expense in the 2012 period and the forfeiture of a purchase deposit that occurred in the 2011 period, due to the Company’s failure to purchase an aircraft for which the Company had previously executed a letter of intent.

The amount of insurance expense for the Company’s off-lease aircraft is dependent on the insured value of each aircraft and the amount of time it is off lease.  The Company’s insurance expense decreased by $91,400 in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011, due to the composition of aircraft and time off lease in each period.

During the quarter ended June 30, 2012, the Company recorded a bad debt expense of $310,300 related to six aircraft that were returned to the Company after a lessee declared bankruptcy.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

The Company’s net income increased by $4,713,600 in the six months ended June 30, 2012 compared to the same period in 2011, due primarily to increased operating lease revenue and maintenance reserves revenue and decreased expenses for maintenance, general and administrative and insurance, the aggregate effect of which was partially offset by increased depreciation and interest expense that resulted from acquisition of additional aircraft in late 2011 and the first six months of 2012.

Operating lease revenue increased by $2,729,000 in the six months ended June 30, 2012 compared to the same period in 2011 primarily because of: (i) a $1,923,500 increase related to aircraft that were on lease in the 2012 period but off lease for all or part of the 2011 period; (ii) a $1,197,200 increase related to aircraft that were acquired and leased during the fourth quarter of 2011 and first six months of 2012; and (iii) a $470,500 increase related to assets that were on lease in the 2012 and 2011 periods for which the Company recorded a reduction in operating lease revenue in the 2011 period due to uncertainty about the collectability of the related receivables.  The effects of these increases were partially offset by a decrease of $1,231,400 related to aircraft that were off lease for all or part of the first six months of 2012, were sold during 2011, or were re-leased at lower rates.

Maintenance reserves revenue increased by $587,600 in the first six months of 2012 compared to the same period of 2011, primarily as a result of revenue from assets that were on lease in the 2012 period, but off lease or subject to a reduction in maintenance reserves revenue due to collectability of the related receivables in the 2011 period.  The effects of such increases were partially offset by lower reserves rates on some of the Company’s assets in the 2012 period, compared to the 2011 period, and by the effect of asset sales since the end of the first half of 2011.

Depreciation expense increased by $317,900 in the six months ended June 30, 2012 compared to the same period in 2011, primarily due to aircraft purchased in late 2011 and the first six months of 2012, the effect of which was partially offset by changes in estimated residual values.

The Company’s maintenance expense decreased by $5,140,600 in the six months ended June 30, 2012 compared to the same period in 2011, primarily as a result of a $4,206,900 decrease in maintenance performed on off-lease aircraft, a $757,100 decrease in amounts that were advanced on behalf of customers in connection with maintenance performed on the Company’s aircraft, and a $139,600 decrease in maintenance performed by lessees using non-refundable reserves.

During the first half of 2012 and 2011, $1,222,500 and $6,297,800, respectively, of the Company’s maintenance expense for off-lease aircraft and maintenance performed by lessees were funded by non-refundable maintenance reserves that had been recorded as revenue when earned.

Interest expense increased by $292,300 in the six months ended June 30, 2012 compared to the same period in 2011, primarily as a result of a higher fee amortization related to the Company’s Credit Facility which was extended for one year in March 2012, and a higher average Credit Facility balance in 2012.  The effects of these increases were partially offset by the absence in 2012 of interest expense and fee amortization related to the Company’s Subordinated Notes, which were fully repaid in December 2011.

Professional fees, general and administrative and other expenses decreased by approximately $183,000 in the first half of 2012 as compared to the same period in 2011, as a result of lower legal expense and the forfeiture in 2011 of a deposit when the Company did not purchase an aircraft for which it had previously executed a letter of intent.

The Company’s insurance expense decreased by $224,800 in the six months ended June 30, 2012 compared to the same period of 2011, due to the composition of aircraft and time off lease in each period.

During the six months ended June 30, 2012, the Company recorded a bad debt expense of $310,300 related to six aircraft that were returned to the Company after a lessee declared bankruptcy.

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

During the six months ended June 30, 2012, the Company borrowed $19,900,000 and repaid $2,300,000 of the outstanding principal under the Credit Facility.

As of June 30, 2012 and December 31, 2011, the Company was in compliance with all covenants under the Credit Facility agreement.  Although the Company believes it will continue to be in compliance with all of the Credit Facility covenants in 2012, there can be no assurance of such compliance.  Any default under the Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the existing assets of the Company.

As of August 10, 2012, the Company had an outstanding balance of $82,300,000 under the Credit Facility.  Although the unused amount of the Credit Facility is currently $7,700,000, exclusion of certain assets from the collateral base has decreased the available credit to $5,045,000.

The Company’s interest expense generally increases and decreases with prevailing interest rates. The Company has the ability to enter into interest rate swaps to economically hedge against interest rate increases in its floating rate debt under the Credit Facility and has done so in the past.

(b)Cash flow

The Company’s primary sources of cash are (i) operating lease revenue and (ii) both refundable and non-refundable maintenance reserves billed monthly to lessees based on aircraft usage.  Cash collected by the Company for maintenance reserves is not required by the leases to be segregated and is included in cash and cash equivalents on the Company’s balance sheets.

The Company’s primary uses of cash are for maintenance expense, management fees, professional fees, insurance, purchase of aircraft and engines and Credit Facility interest and principal payments.  The amount of interest paid by the Company depends on the outstanding balance of its Credit Facility, which carries a floating interest rate as well as an interest rate margin, and is therefore also dependent on changes in prevailing interest rates.

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

(i)Operating activities

The Company’s cash flow from operations increased by $8,868,400 in the six months ended June 30, 2012 compared to the same period in 2011.  As discussed below, the change in cash flow was primarily a result of an increase in payments received for rent and a decrease in expenditures for maintenance, the effects of which were partially offset by an increase in expenditures for interest and Credit Facility fees.

Payments for operating lease revenue, maintenance reserves revenue and security deposits

Several assets that were on lease in the first six months of 2012 were off lease for all or part of the same period in 2011.  In addition, the Company purchased five aircraft in late 2011 and the first six months 2012.  As a result, payments received from lessees for rent and maintenance reserves increased by $2,734,200 and $772,600, respectively, in the six-month period of 2012 compared to the same period in 2011.  As a result of the acquisition and lease of several aircraft, the Company received $802,000 more in security deposits in the 2012 period than in the 2011 period.

The Company is receiving no lease revenue for its assets that are currently off lease comprised of six Fokker 50, five Saab 340-B and two Fokker 100 aircraft.

Payments for maintenance

Payments for maintenance decreased by $4,703,000 in the six months ended June 30, 2012 compared to the same period in 2011 as a result of a decrease in maintenance on off-lease aircraft.  The amount of payments for maintenance in future periods will depend on the amount and timing of maintenance paid as reimbursement to lessees for maintenance reserves claims, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease assets.

(ii)Investing activities

During the first six months of 2012, the Company received cash of $3,402,800 from the sale of an aircraft and used cash of $25,640,900 for the purchase of aircraft, for equipment installed on an aircraft, and for acquisition costs related to two aircraft purchased in November 2011.

During the first six months of 2011, the Company received cash of $2,101,500 from the sale of two aircraft and used cash of $356,200 for the purchase of equipment that was installed on several aircraft and for acquisition costs related to an aircraft purchased in December 2010.

(iii)Financing activities

The Company borrowed $19,900,000 and $0 under the Credit Facility during the six months ended June 30, 2012 and 2011, respectively.  The Company repaid $2,300,000 and $1,000,000 of its total outstanding debt in the six months ended June 30, 2012 and 2011, respectively.  Such payments were funded by excess cash flow.   During the first six months of 2012, the Company paid $1,605,000 of fees related to the extension of the Company’s Credit Facility.  Such fees will be amortized over the remaining term of the Credit Facility.

Outlook

(a) General

The global downturn has resulted in a significant reduction in airline passenger volume and, in reaction to that, a reduction in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially Europe.  The slow recovery from this downturn and the current European financial crisis have created a challenging environment for the Company in three respects:

•  The global economic situation has increased the possibility of an unanticipated lessee default, as evidenced by the bankruptcies of two of the Company’s customers during the second quarter of 2012.  A lessee’s default and the unscheduled return of an asset to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee’s default on its maintenance and return condition obligations. The Company monitors the performance of all of its customers and has noted that the majority of the Company’s customers have experienced weakened financial conditions and operating results.

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

(b)Remarketing Efforts

(i)  Assets currently off lease

As of August 10, 2012, the Company is seeking release opportunities for the following off-lease assets:

• Two Fokker 100 aircraft, which were returned to the Company in 2010, prior to lease expiration;

•  Five Saab 340B aircraft, one of which was returned at lease expiration in March 2011 and four of which were returned in the second quarter of 2012 after the lessee declared bankruptcy.  The Company has signed a letter of intent and received a deposit for the lease of one of the Saab 340B aircraft with a customer that has the option to lease three of the other Saab 340B aircraft; and

• Six Fokker 50 aircraft, which were returned in May 2012 after the lessee declared bankruptcy.

As discussed above, four Saab 340B aircraft and six Fokker 50 aircraft were returned during the second quarter of 2012 after their respective customers declared bankruptcy.  The Company is analyzing the anticipated effects of these bankruptcies on the Company’s results for the third quarter of 2012 and subsequent periods, including the amount and timing of maintenance required to remarket the aircraft.

With respect to aircraft returned to the Company prior to 2012, although the Company believes it has incurred the majority of the maintenance expenses required to prepare the aircraft for lease to new customers, it is possible that additional maintenance expenses will be incurred when new customers are identified for these assets.  The amount of such maintenance could exceed the amount of reserves previously collected for the assets.

(ii) Upcoming lease expirations

Unless they are renewed, leases for three of the Company’s assets will expire in the remainder of 2012.

(c)Credit Facility

The Company believes that the availability under the Credit Facility should be sufficient to fund its anticipated asset acquisitions through the end of 2012. The term of the current Credit Facility will expire in April 2013, and the Company anticipates that it will need to negotiate an extension to or a replacement of the Credit Facility by that date.

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

 (d)Deferral Agreements

Beginning in 2009, the Company granted deferral of certain overdue and/or future rental or reserves payment obligations pursuant to agreements with certain customers that had experienced financial difficulties. The Company currently has no deferral agreement balances outstanding. One of the Company’s customers, with which the Company previously had entered into a deferral agreement, has made timely payments to the Company of current obligations since August 2011 following a change in management.  At June 30, 2012, the Company had an allowance for doubtful accounts in the amount of $1,924,400 for the amounts owed by that customer in excess of the security deposits held by the Company.  In January 2012, the Company and that customer signed a memorandum of understanding regarding the arrearages owed to the Company.  The memorandum of understanding calls for 50% of the arrearages to be paid over time, with the remaining balance to be forgiven by the Company only if the required payments under the agreement contemplated by the memorandum are made.

Beginning in 2009, the Company agreed with several lessees to defer certain payments.  The Company regularly evaluates the financial performance of all of its lessees and is closely monitoring one customer in particular that leases four of the Company’s Fokker 50 aircraft.  It is possible that the Company will agree to a deferral of some amounts due from this customer.

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

The Company’s beliefs regarding compliance with its Credit Facility covenants are based on certain assumptions regarding the timing of the incurrence of maintenance expense, remarketing of off-lease assets within the time period anticipated by the Company, certain lease renewals, interest rate levels, the Company’s profitability, lessee defaults or bankruptcies, and certain other matters that the Company deems reasonable in light of its experience in the industry (See “Liquidity and Capital Resources – Cash flow,” above). There can be no assurance that the Company’s assumptions will prove to be correct.  If the assumptions are incorrect and the Company has not obtained an applicable waiver or amendment of applicable covenants from its lenders to mitigate the situation, the Company may have to sell a significant portion of its portfolio in order to avoid or cure a default under the Credit Facility agreement.

Risks of Debt Financing.  The Company’s use of debt as the primary form of acquisition financing subjects the Company to increased risks associated with leveraging.  Indebtedness owed under the Credit Facility carries a higher cost of capital relative to equity financing, resulting in relatively higher expense and reduced free cash flow.  The Company’s assets secure its debt financing.  In addition to payment obligations, the Credit Facility also requires the Company to comply with certain financial covenants, including a requirement of positive earnings and compliance with interest coverage ratios and required net worth.  Any default under the Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the existing assets of the Company.  In addition, the term of the current Credit Facility will expire in April 2013 and the Company will need to negotiate an extension or a replacement of the Credit Facility by that date. There can be no assurance of any such extension or replacement or that if obtained, such extension or replacement will be on terms as favorable to the Company as the current Credit Facility.

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

Economic downturns can affect certain regions of the world more than others.  As the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases assets could have a significant adverse impact on the Company. Currently, 25%, 24%, 24% and 18% of the Company’s lease revenue comes from the European, Caribbean, African and Asian regions, respectively, with five, two, two and four lessees, respectively. Consequently, the current European financial crisis and its potential impact on the European economy is a substantial area of concern for the Company.

Over the last few years, several of the Company’s customers have experienced financial difficulties arising from a combination of the weakened air carrier market and their own unique financial circumstances and have requested and been granted deferral of certain overdue and/or future rental or reserve payment obligations.  It is possible that the Company may enter into additional deferral agreements if the current weakened air carrier environment continues. When a customer requests a deferral of lease obligations, the Company evaluates the lessee’s financial plan, the likelihood that the lessee can remain a viable carrier, and whether the deferral will be repaid according to the agreed schedule.  The Company may elect to record the deferred rent and reserve payments from the lessee on a cash basis, which could have a material effect on the Company’s financial results in the applicable periods.

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

Ownership Risks.  The Company’s leases are typically less than the entire anticipated remaining useful life of the leased assets.  The Company’s ability to recover its purchase investment in an asset subject to such a lease is dependent upon the Company’s ability to profitably re-lease or sell the asset after the expiration of the initial lease term.  Some of the factors that have an impact on the Company’s ability to re-lease or sell the asset include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset’s use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments that cause the asset to become obsolete. If the Company is unable to remarket its assets on favorable terms when the leases for such assets expire, the Company’s business, financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

In addition, a successful investment in an asset subject to a lease depends in part upon having the asset returned by the lessee in the condition as required under the lease.  Each lease typically obligates a customer to return an asset to the Company in a specified condition, which generally requires it be returned in equal or better condition than at delivery to the lessee.  If the lessee becomes insolvent during the term of its lease and the Company has to repossess the asset from the lessee, it is unlikely that the lessee will have the financial ability to meet these return obligations and it is likely that the Company would be required to expend funds in excess of the maintenance reserves collected to return the asset to a remarketable condition.  If the lessee declares bankruptcy and rejects the aircraft lease with the Company, although the lessee is required to return the aircraft, the lessee is relieved from all further obligations under the lease, including the obligation to return the aircraft in the condition required under the lease.  In that case, it is also likely that the Company would be required to expend funds in excess of the maintenance reserves collected to return the asset to a remarketable condition.

Several of the Company’s leases do not require payment of monthly maintenance reserves, which serve as the lessee’s advance payment for its future repair and maintenance obligations.  If repossession due to lessee default or bankruptcy occurs under such a lease, the Company will be left with the expense for the costs of unperformed repair and maintenance under the applicable lease and the Company may incur an unanticipated expense in order to re-lease the asset.

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

Since 2009, the majority of the Company’s customers have experienced a weakening in their financial condition and operating results.  Several of the Company’s customers have experienced significant financial difficulties, become insolvent and/or filed for bankruptcy.  The Company closely monitors the performance of all of its lessees and the Company’s risk exposure to any lessee that may be facing financial difficulties, in order to guide decisions with respect to such lessee that would mitigate losses in the event the lessee becomes insolvent or files for bankruptcy and is unable to meet or rejects its lease obligations.  There can be no assurance that additional customers will not become insolvent or file for bankruptcy or that the Company will be able to mitigate any of the resultant losses.

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

Concentration of Lessees and Aircraft Type. For the month ended July 31, 2012, based on monthly operating lease revenue and interest income from finance leases, the Company’s three largest customers were located in Mozambique, Antigua and Germany and accounted for a total of approximately 45% of the Company’s monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results and collateral base under the Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

As of July 31, 2012, the Company owned nine Bombardier Dash-8-300, seven Fokker 100, three Bombardier Dash-8-Q400 and fourteen Fokker 50 aircraft, making these three aircraft types the dominant types in the portfolio and representing 26%, 23%, 19% and 15%, respectively, of net book value.  As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

Risks Related to Regional Air Carriers.  The Company’s continued focus on its customer base of regional air carriers subjects the Company to additional risks.  Some of the lessees in the regional air carrier market are companies that are start-up, low-capital, and/or low-margin operators.  Often, the success of such carriers depends on contractual arrangements with major trunk carriers or franchises from governmental agencies that provide subsidies for operating essential air routes, both of which may be subject to termination or cancellation with short notice periods.   During the first six months of 2012, two of the Company’s regional air carrier customers filed for bankruptcy and, in July 2012, a major U.S. regional air carrier that is not currently a customer of the Company, which operated 50-seat regional jets, announced that it would cease operations in September 2012.

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

Engine Leasing Risk.  The Company currently has three engines in its portfolio, making up 7% of the Company’s total aircraft and aircraft engines net book value. The Company may from time to time lease one or more of these engines under industry standard short-term engine leases, which place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer’s warranty or is caused by circumstances that the lessee is required to cover, the Company’s investment in the engine could be a significant loss.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting.  No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

DAC Aviation (East Africa), Limited v. AeroCentury Corporation [sic].  On May 25, 2012, the lessee of one of the Company’s aircraft operating in Kenya, DAC Aviation (East Africa), Limited, filed a Plaint and a Motion in the Milimani Commercial & Admiralty division of the High Court of Kenya at Nairobi seeking an ex parte temporary injunction to enforce an alleged oral extension of the lease term, which term had expired on May 4, 2012, and to prevent further action by the Company to secure return of the aircraft.  In its Plaint, the lessee alleges that it will incur damages in the event the aircraft is repossessed.  The lessee was granted a temporary injunction and a hearing on the injunction is scheduled for September 27, 2012. The Company believes the lessee’s claims to be baseless and without merit and intends to vigorously contest the injunction and the lessee’s claims.

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

AEROCENTURY CORP.

Date: August 10, 2012	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer