Form 10-Q/A
period 2012-06-30
AEROCENTURY CORP
filed 2012-09-06
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)
Date of Original Filing:  August 10, 2012
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

EXPLANATORY NOTE:   The sole purpose of this Amendment No. 1 (this "Amendment") to AeroCentury Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012 (the "Form 10-Q"), is to furnish Exhibit 101, which provides the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.  No other modifications or changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q; does not reflect events that may have occurred subsequent to the original filing date; and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of  Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to the liability under those sections.

Item 6.Exhibits

Exhibit Number	Description
31.1#	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase DocumentXBRL
101.DEF**	Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.
**In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10Q shall be deemed furnished herewith and not filed.
#These exhibits were previously included in AeroCentury Corp.'s Quarrterly Report on Form 10Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROCENTURY CORP.

Date: September 6, 2012	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer