Form 10-Q
period 2012-09-30
AEROCENTURY CORP
filed 2012-11-14
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 14, 2012 the issuer had 1,606,557 shares of common stock, par value $0.001 per share, issued, of which 63,300 are held as treasury stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) Part I, Item 1, Financial Statements, the Company’s statements that it expects to deliver an off-lease Saab aircraft to a U.S. carrier in the fourth quarter of 2012; and that the Company expects another Saab aircraft to be returned during the fourth quarter of 2012; and (ii) Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements that the Company will be in compliance with all of its Credit Facility covenants through maturity; and that the Company will have adequate cash flow to fund operational needs and payments required under its Credit Facility; (ii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements that the trend of lower on-lease utilization rates, longer lead times for remarketing returned aircraft, and lower rental rates is expected to continue to affect the Company’s operating revenue in the remainder of 2012; that there is likely to be a significant decrease in the pool of customers requiring aircraft and that the Company’s portfolio growth will continue to be slow; that the Company has incurred the majority of the maintenance costs necessary to prepare certain off-lease assets returned prior to 2012 for re-lease to new customers but that it is possible additional maintenance expenses will be incurred when new customers are identified; that the Company anticipates that it will negotiate an extension to or a replacement of the Credit Facility by maturity; that the availability under the Credit Facility should be sufficient to fund its anticipated asset acquisitions through April 2013 if certain lessee arrearages are cured in the near term; that the Company will be in compliance with all of its Credit Facility covenants through maturity; and that the Company may agree to a deferral of arrearages of a certain lessee of Fokker 50 aircraft; and (iii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” that the Company will have sufficient funds to make any payment that arises due to any collateral base limitations; that the Company will continue to be in compliance with all of its Credit Facility covenants; that the availability under the Credit Facility will be sufficient to fund projected acquisitions through maturity of the credit facility in April 2013; that most of the Company’s growth will be outside the United States; that the Company has the industry experience and technical resources necessary to effectively manage new aircraft types and engines; that there are effective mitigating factors against undue compensation-incented risk-taking by JMC; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company has sufficient cyber-security measures in place; and that the Company has sufficient replacement mechanisms in the event of a cyber-attack. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the impact of the current economic downturn or future financial crises, particularly in Europe, on the Company’s customer base of regional air carriers; the continued availability of financing for acquisitions; the compliance of the Company's lessees with obligations under their respective leases, and in particular, the curing of certain lessee arrearages in the near term; risks related to use of debt financing for acquisitions; the Company’s success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.Financial Statements.

AeroCentury Corp.
Condensed Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2012	2011

Assets:
Cash and cash equivalents	$4,821,600	$995,500
Accounts receivable, including deferred rent of $1,036,500 and $1,923,300, net of allowance for doubtful accounts of $1,924,400 at September 30, 2012 and December 31, 2011, respectively	3,372,400	2,936,100
Finance lease receivable	1,141,200	1,271,400
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $51,033,900 and $48,935,200 at September 30, 2012 and December 31, 2011, respectively	142,198,700	124,245,000
Assets held for sale	894,400	-
Prepaid expenses and other	2,129,100	1,378,000

Total assets	$154,557,400	$130,826,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$929,700	$368,100
Notes payable and accrued interest	79,986,400	65,672,700
Maintenance reserves and accrued maintenance costs	8,539,100	5,814,700
Security deposits	6,684,400	5,607,300
Unearned revenues	647,300	558,200
Deferred income taxes	13,661,200	12,094,400
Taxes payable	20,600	20,400

Total liabilities	110,468,700	90,135,800

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	29,811,100	26,412,600
	44,592,800	41,194,300
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	44,088,700	40,690,200

Total liabilities and stockholders’ equity	$154,557,400	$130,826,000

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011

Revenues and other income:

Operating lease revenue, net	$17,388,600	$13,815,400	$5,792,600	$4,948,500
Maintenance reserves revenue, net	3,026,700	2,274,500	1,263,800	1,099,200
Gain on disposal of assets and other income	954,100	1,761,200	26,500	153,800

	21,369,400	17,851,100	7,082,900	6,201,500
Expenses:

Depreciation	4,525,800	4,106,600	1,546,300	1,445,100
Interest	3,458,900	2,910,700	1,233,900	978,000
Maintenance	3,174,500	10,229,000	807,400	2,721,200
Management fees	3,085,000	2,785,300	1,091,600	908,900
Professional fees, general and administrative and other	977,600	1,111,500	349,800	300,700
Insurance	611,700	741,300	292,400	197,100
Bad debt expense	310,300	-	-	-

	16,143,800	21,884,400	5,321,400	6,551,000

Income/(loss) before income tax provision/(benefit)	5,225,600	(4,033,300)	1,761,500	(349,500)

Income tax provision/(benefit)	1,827,100	(1,362,600)	648,600	(106,800)

Net income/(loss)	$3,398,500	$(2,670,700)	$1,112,900	$(242,700)

Earnings/(loss) per share:
Basic	$2.20	$(1.73)	$0.72	$(0.16)
Diluted	$2.18	$(1.73)	$0.71	$(0.16)
Weighted average shares used in earnings/(loss) per share computations:
Basic	1,543,257	1,543,257	1,543,257	1,543,257
Diluted	1,560,453	1,543,257	1,565,057	1,543,257

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2012	2011

Net cash provided by/(used in) operating activities	$12,999,700	$(400,500)

Investing activities:
Proceeds from insurance	-	1,699,900
Proceeds from disposal of assets	3,392,000	2,101,500
Purchases of aircraft and aircraft engines	(25,660,600)	(2,356,900)
Net cash (used in)/provided by investing activities	(22,268,600)	1,444,500

Financing activities:
Borrowings under Credit Facility	19,900,000	2,500,000
Repayments of Credit Facility	(5,200,000)	(2,699,900)
Debt issuance costs	(1,605,000)	-
Repayments of Subordinated Notes	-	(1,448,000)
Net cash provided by/(used in) financing activities	13,095,000	(1,647,900)

Net increase/(decrease) in cash and cash equivalents	3,826,100	(603,900)

Cash and cash equivalents, beginning of period	995,500	1,949,400

Cash and cash equivalents, end of period	$4,821,600	$1,345,500

During the nine months ended September 30, 2012 and 2011, the Company paid interest totaling $2,766,800 and $2,103,000 respectively. The Company paid income taxes of $2,100 and $0 during the nine months ended September 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
September 30, 2012

1.Organization and Summary of Significant Accounting Policies

(a)The Company and Basis of Presentation

AeroCentury Corp. (the “Company”), a Delaware corporation incorporated in 1997, acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The most significant estimates with regard to these financial statements are the residual values and useful lives of the assets, the amount and timing of cash flow associated with each asset that are used to evaluate whether assets are impaired, accrued maintenance costs, the estimated fair value of financial instruments, accounting for income taxes, and the amounts recorded as allowances for doubtful accounts.

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
September 30, 2012

1.Organization and Summary of Significant Accounting Policies (continued)

(c)Fair Value Measurements (continued)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table shows by level, within the fair value hierarchy, the fair value of the Company’s assets that are measured and recorded at fair value on a recurring basis:

	September 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds included in cash and cash equivalents	$4,538,700	$4,538,700	$-	$-	$736,000	$736,000	$-	$-

Total	$4,538,700	$4,538,700	$-	$-	$736,000	$736,000	$-	$-

As of September 30, 2012 and December 31, 2011, there were no liabilities required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the carrying value exceeds its fair value. During the three months and nine months ended September 30, 2012 and 2011, there was no recorded write-down of long-lived assets.

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
September 30, 2012

1.Organization and Summary of Significant Accounting Policies (continued)

(d)Finance Leases

The lease for one of the Company’s aircraft contains a lessee purchase option at a price substantially below the asset’s estimated residual value at the exercise date for the option.  Consequently, the Company considers the purchase option to be a “bargain purchase option” and has classified such lease as a finance lease for financial accounting purposes.  The Company also had a second aircraft subject to a finance lease that was terminated in June 2011 as a result of the disposal of the asset.  The Company does not include the value, purchase price or accumulated depreciation of finance lease assets on its balance sheet.  Instead, for any finance lease, the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option are reported as a finance lease receivable.  Rental revenue and depreciation expense are not recognized on finance leases.  Rather, the Company accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the lease.  The Company recognized interest earned on finance leases as “other income” in the amount of $21,800 and $25,000 in the quarters ended September 30, 2012 and 2011, respectively, and $67,800 and $219,300 in the nine months ended September 30, 2012 and 2011, respectively.

2.Aircraft and Aircraft Engines Held for Lease or Sale

(a)Assets Held for Lease

At September 30, 2012 and December 31, 2011, the Company’s aircraft and aircraft engines, which were on lease or held for lease consisted of the following:

	September 30, 2012		December 31, 2011
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value

Bombardier Dash-8-300	9	26%	8	23%
Fokker 100	7	23%	7	28%
Bombardier Dash-8-Q400	3	19%	1	8%
Fokker 50	14	15%	14	18%
General Electric CF34-8E5 engine	3	7%	3	8%
Saab 340B	5	5%	6	6%
Saab 340B Plus	2	3%	2	4%
deHavilland DHC-8-100	1	1%	2	4%
deHavilland DHC-6	1	1%	1	1%
Saab 340A	1	-	1	-
General Electric CT7-9B engine	1	-

Net book value at September 30, 2012 and December 31, 2011 excludes the Company’s Saab 340A aircraft, which is subject to a finance lease.

The Company did not purchase or sell any aircraft during the three months ended September 30, 2012.  As discussed in Note 7, the Company sold one of its Fokker 50 aircraft in October 2012.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
September 30, 2012

2.Aircraft and Aircraft Engines Held for Lease or Sale (continued)

In July 2012, the Company delivered one of its off-lease Saab 340B aircraft to a current customer in South America, subject to a 48-month lease.

In July 2012, the Company signed a four-year lease for one of its off-lease Saab 340B aircraft with a carrier in the United States with delivery expected to occur in the fourth quarter of 2012.

At September 30, 2012, twelve of the Company’s assets, comprised of six Fokker 50 aircraft, three Saab 340B aircraft, two Fokker 100 aircraft and one General Electric CT7-9B engine were off lease.  As discussed in Note 7, in October 2012, one of the Fokker 50 aircraft was sold.  The Company is seeking re-lease opportunities for the other off-lease aircraft equipment, which represented 14% of the Company’s aircraft net book value at September 30, 2012.

At September 30, 2012, the Company had an allowance for doubtful accounts totaling $1,924,400 related to one customer for the amount owed in excess of the security deposits held by the Company.  In early 2012, the Company and the customer signed a memorandum of understanding regarding the arrearages owed to the Company.  The memorandum of understanding specifies that the customer will pay $1,270,000 of the arrearages over three years, with the balance forgiven upon receipt of all payments due under the agreement. Since collectability of this receivable is not reasonably assured, the Company will record these payments as revenue on a cash basis when received.  The final agreement has not yet been signed and no arrearage payments have been received.

(b)Assets Held for Sale

The airframe and one engine from one of the Company’s Saab 340B aircraft have been reclassified to assets held for sale.  The airframe will be sold pursuant to a consignment agreement executed with a maintenance vendor in October 2012.  As discussed in Note 7, the engine was sold in October 2012.  In October 2012, the Company and a current customer signed a letter of intent for a five-year lease of the second engine from this aircraft.

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

Refundable maintenance reserves received by the Company are accounted for as a liability, which is reduced when maintenance work is performed during the lease and reimbursement to the lessee is paid. Such reserves are refunded after all return conditions and, in some cases, any other payments due under the lease are satisfied.  Any refundable reserves retained by the Company to satisfy return conditions are recorded as revenue when the aircraft is returned.

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
September 30, 2012

3.Maintenance and Accrued Costs (continued)

The accompanying balance sheets reflect refundable maintenance payments billed to lessees based on usage and accrued maintenance costs for off-lease aircraft and lessee maintenance claims for non-refundable maintenance reserves as liabilities.  At September 30, 2012 and December 31, 2011, the Company’s maintenance reserves and accruals consisted of the following:

	September 30, 2012	December 31, 2011

Refundable maintenance reserves	$6,913,600	$4,801,300
Accrued maintenance costs	1,625,500	1,013,400
	$8,539,100	$5,814,700

Additions to and deductions from the Company’s accrued maintenance costs during the nine months ended September 30, 2012 and 2011 for aircraft maintenance were as follows:

	For Nine Months Ended September 30,
	2012	2011

Balance, beginning of period	$1,013,400	$2,446,800

Additions:
Charged to expense	3,291,100	10,677,800
Reversals of previously accrued maintenance costs	(116,600)	(448,800)
Total maintenance expense	3,174,500	10,229,000
Capital equipment	52,300	460,800
Accrued claims related to refundable maintenance reserves	578,100	83,500
Prepaid maintenance	333,500	-
Total additions	4,138,400	10,773,300

Deductions:
Payments	3,233,900	10,229,000
Prepaid maintenance	-	407,600
Other	292,400	606,700
Total deductions	3,526,300	11,243,300

Net increase/(decrease) in accrued maintenance costs	612,100	(470,000)

Balance, end of period	$1,625,500	$1,976,800

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
September 30, 2012

4.Notes Payable and Accrued Interest

At September 30, 2012 and December 31, 2011, the Company’s notes payable and accrued interest consisted of the following:

	September 30,	December 31,
	2012	2011

Credit Facility principal	$79,900,000	$65,200,000
Credit Facility accrued interest	86,400	472,700
	$79,986,400	$65,672,700

In March 2012, the Company’s $90 million Credit Facility provided by a syndicate of banks was extended for one year, to April 29, 2013, on terms similar to the original agreement.  The Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

Although the unused amount of the Credit Facility was $10,100,000 and $24,800,000 as of September 30, 2012 and December 31, 2011, respectively, the amount available was limited to $1,245,200 and $17,388,300, respectively, because of exclusions of certain assets from the collateral base.

The weighted average interest rate on the Credit Facility was 4.00% and 4.17% at September 30, 2012 and December 31, 2011, respectively.

The Company’s subordinated notes (“Subordinated Notes”) were fully repaid in December 2011.  The Subordinated Notes purchasers hold warrants to purchase up to 81,224 shares of the Company's common stock at an exercise price of $8.75 per share.  The warrants are exercisable through December 31, 2015.

5.Computation of Earnings/(Loss) Per Share

Basic and diluted earnings/(loss) per share are calculated as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011

Net income/(loss)	$3,398,500	$(2,670,700)	$1,112,900	$(242,700)

Weighted average shares outstanding for the period	1,543,257	1,543,257	1,543,257	1,543,257
Dilutive effect of warrants	17,196	-	21,800	-
Weighted average diluted shares used in calculation of diluted earnings/(loss) per share	1,560,453	1,543,257	1,565,057	1,543,257

Basic earnings/(loss) per share	$2.20	$(1.73)	$0.72	$(0.16)
Diluted earnings/(loss) per share	$2.18	$(1.73)	$0.71	$(0.16)

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
September 30, 2012

5.Computation of Earnings/(Loss) Per Share (continued)

Basic earnings/(loss) per common share is computed using net income/(loss) and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method. For the nine months and three months ended September 30, 2011, the potential dilutive effect of outstanding warrants was 30,495 shares and 20,480 shares, respectively.  However, the effect of these potentially outstanding shares was not included in the calculation of diluted loss per share for the applicable periods because the effect would have been anti-dilutive.

6.   Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the Management Agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $1,091,600 and $908,900 during the quarters ended September 30, 2012 and 2011, respectively, and $3,085,000 and $2,785,300 during the nine months ended September 30, 2012 and 2011, respectively. The Company paid no acquisition fees to JMC during the quarters ended September 30, 2012 and 2011.  The Company paid acquisition fees totaling $894,000 and $0 during the nine months ended September 30, 2012 and 2011, which were included in the cost basis of the asset purchased. The Company paid remarketing fees of $38,000 and $201,000 to JMC during the quarters ended September 30, 2012 and 2011, respectively and $182,000 and $332,500 during the nine months ended September 30, 2012 and 2011, respectively.  Such fees are amortized over the applicable lease term or included in the gain on sale recognized upon sale of the applicable asset.

In August 2009, the Company entered into an agreement with Lee G. Beaumont in which Mr. Beaumont assigned to the Company his rights to purchase certain aircraft engines from an unrelated third party seller.  In January 2012, Mr. Beaumont became a “related person” with respect to the Company due to his acquisition on the open market of shares representing over 5% of the Company’s Common Stock.  The Company made payments of $66,700 during each of the third quarters of 2012 and 2011 to fully settle the Company’s obligations under the agreement.

In connection with its Subordinated Notes financing entered into 2007 and 2008, the Company issued warrants to purchase up to 81,224 shares of the Company’s common stock.  The warrants became exercisable on December 30, 2011, and the shares issuable upon exercise of the warrants constitute over 5% of the common stock of the Company.  As a result, the Subordinated Notes purchasers became “related persons” with respect to the Company.   During the nine months ended September 30, 2012 and 2011, the Company made interest payments totaling $0 and $198,900, respectively, to the Subordinated Notes purchasers.

AeroCentury Corp.
Notes to Condensed Financial Statements (Unaudited)
September 30, 2012

7.   Subsequent Events

In October 2012, the Company sold one of its Fokker 50 aircraft and recorded a gain of approximately $450,000.

In October 2012, the Company used available cash to purchase two Saab 340B Plus aircraft on lease to an existing customer in Thailand, with lease terms expiring in the fourth quarter of 2015 and second quarter of 2016.

In October 2012, the Company entered into a consignment agreement for the sale of airframe components and agreed to sell an engine from one of the Company’s Saab 340B aircraft, which were reclassified to assets held for sale on September 30, 2012.  In October 2012, the Company and a current customer signed a letter of intent for a five-year lease of the second engine from this aircraft.

In November 2012, the Company delivered a Saab 340B aircraft on a short-term lease to a carrier in the United States.  The Company expects the aircraft to be returned during the fourth quarter of 2012.

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

Results of Operations

Quarter ended September 30, 2012 compared to the quarter ended September 30, 2011

The Company’s net income increased by $1,355,600 in the quarter ended September 30, 2012 compared to the same period in 2011, due primarily to increased operating lease revenue and maintenance reserves revenue, as well as decreased expenses for maintenance, the aggregate effect of which was partially offset by increased interest expense, depreciation and management fees, as well as an increase in the Company’s tax provision, which resulted from higher pretax income.

Operating lease revenue increased by $884,100 in the quarter ended September 30, 2012 compared to the same period in 2011 primarily because of a $474,700 increase related to aircraft that were on lease in the 2012 quarter but off lease for all or part of the 2011 quarter and a $1,265,700 increase related to aircraft that were acquired and leased during the fourth quarter of 2011 and first nine months of 2012.  The effects of these increases were partially offset by a decrease related to aircraft that were off lease for all or part of the third quarter of 2012 or were sold during first nine months of 2012 and a decrease related to accrued rent on aircraft for which collection is in doubt and therefore not reflected in income until collected.

Maintenance reserves revenue increased by $164,600 in the third quarter of 2012 compared to the same quarter of 2011, primarily as a result of revenue from assets that were acquired in the second quarter of 2012 and assets that were on lease in the 2012 period, but had been off lease in the 2011 period.  The effects of such increases were partially offset by lower reserves rates applicable to some of the Company’s assets in the 2012 quarter, compared to the 2011 quarter, and by lower utilization of some of the Company’s aircraft for which non-refundable maintenance reserves are collected.

The Company’s maintenance expense decreased by $1,913,800 in the quarter ended September 30, 2012 compared to the same period in 2011, primarily as a result of a $1,691,300 decrease in maintenance performed on off-lease aircraft and a $220,500 decrease in maintenance performed by lessees using non-refundable reserves.

During the quarters ended September 30, 2012 and 2011, $211,700 and $1,189,200 respectively, of the Company’s maintenance expense for off-lease aircraft and maintenance performed by lessees were funded by non-refundable maintenance reserves that had been recorded as revenue when earned.

Interest expense increased by $255,900 in the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011, primarily as a result of a higher fee amortization related to the Company’s Credit Facility which was extended for one year in March 2012 to April 2013, and a higher average Credit Facility balance in 2012 as a result of aircraft acquisitions since September 30, 2011.  The effects of these increases were partially offset by the absence in 2012 of interest expense and fee amortization related to the Company’s Subordinated Notes, which were fully repaid in December 2011.

Depreciation and management fees increased by approximately $101,200 and $182,700, respectively, in the quarter ended September 30, 2012, compared to the same quarter in 2011, as a result of assets purchased since September 30, 2011.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

The Company’s net income increased by $6,069,200 in the nine months ended September 30, 2012 compared to the same period in 2011, due primarily to increased operating lease revenue and maintenance reserves revenue and decreased expenses for maintenance, the aggregate effect of which was partially offset by increased interest expense, depreciation and management fees, as well as an increase in the Company’s tax provision, which resulted from higher pretax income in the 2012 period.

Operating lease revenue increased by $3,573,200 in the nine months ended September 30, 2012 compared to the same period in 2011 primarily because of: (i) a $2,462,900 increase related to aircraft that were acquired and leased during the fourth quarter of 2011 and first nine months of 2012; (ii) a $2,078,800 increase related to aircraft that were on lease in the 2012 period but off lease for all or part of the 2011 period; and (iii) a $470,500 increase related to assets that were on lease in the 2012 and 2011 periods for which the Company recorded a reduction in operating lease revenue in the 2011 period due to uncertainty about the collectability of the related receivables.  The effects of these increases were partially offset by a decrease of $1,838,600 related to aircraft that were off lease for all or part of the first nine months of 2012, were sold during 2011 or the first nine months of 2012, or were re-leased at lower rates.

Maintenance reserves revenue increased by $752,300 in the first nine months of 2012 compared to the same period of 2011, primarily as a result of revenue from assets that were acquired in the second quarter of 2012 and assets that were on lease in the 2012 period, but off lease or subject to a reduction in maintenance reserves revenue due to collectability of the related receivables in the 2011 period.  The effects of such increases were partially offset by lower reserves rates on some of the Company’s assets in the 2012 period, compared to the 2011 period, and by the effect of asset sales since September 30, 2011.

The Company’s maintenance expense decreased by $7,054,500 in the nine months ended September 30, 2012 compared to the same period in 2011, primarily as a result of a $5,898,200 decrease in maintenance performed on off-lease aircraft, a $807,200 decrease in amounts that were advanced on behalf of customers in connection with maintenance performed on the Company’s aircraft, and a $309,900 decrease in maintenance performed by lessees using non-refundable reserves.

During the first nine months of 2012 and 2011, $1,434,200 and $7,487,000, respectively, of the Company’s maintenance expense for off-lease aircraft and maintenance performed by lessees were funded by non-refundable maintenance reserves that had been recorded as revenue when earned.

Interest expense increased by $548,100 in the nine months ended September 30, 2012 compared to the same period in 2011, primarily as a result of a higher fee amortization related to the Company’s Credit Facility which was extended for one year in March 2012, and a higher average Credit Facility balance in 2012.  The effects of these increases were partially offset by the absence in 2012 of interest expense and fee amortization related to the Company’s Subordinated Notes, which were fully repaid in December 2011.

Depreciation and management fees increased by $419,200 and $299,700, respectively, in the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to aircraft purchased in late 2011 and the first nine months of 2012, the effect of which was partially offset by changes in estimated residual values.

During the nine months ended September 30, 2012, the Company recorded a bad debt expense of $310,300 related to six aircraft that were returned to the Company after a lessee declared bankruptcy.

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

During the nine months ended September 30, 2012, the Company borrowed $19,900,000 and repaid $5,200,000 of the outstanding principal under the Credit Facility.

As of September 30, 2012 and December 31, 2011, the Company was in compliance with all covenants under the Credit Facility agreement.  Although the Company believes it will continue to be in compliance with all of the Credit Facility covenants through its maturity in April 2013, there can be no assurance of such compliance. Any default under the Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

As of November 14, 2012, the Company had an outstanding balance of $71,000,000 under the Credit Facility.  Although the unused amount of the Credit Facility is currently $19,000,000 exclusion of certain assets from the collateral base has decreased the available credit to $11,799,000.

The Company’s interest expense generally increases and decreases with prevailing interest rates. The Company has the ability to enter into interest rate swaps to economically hedge against interest rate increases in its floating rate debt under the Credit Facility and has done so in the past.

(b)Cash flow

The Company’s primary sources of cash are (i) rent payments due under the Company’s operating and finance leases and (ii) refundable and non-refundable maintenance reserves billed monthly to lessees based on aircraft usage. Cash collected by the Company for maintenance reserves and security deposits is not required by the leases to be segregated and is included in cash and cash equivalents on the Company’s balance sheets.

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

The timing and amount of the Company’s payments for maintenance vary, depending on the timing of lessee-performed maintenance that is eligible for reimbursement, the aggregate amount of such claims and the timing and amount of maintenance incurred in connection with preparation of off-lease assets for re-lease to new customers.  The Company’s maintenance payments typically constitute a large portion of its cash needs, and the Company may from time to time borrow additional funds under the Credit Facility to provide funding for such payments.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility due to collateral limitations, based upon its estimates of future revenues and expenditures, which include assumptions regarding (i) revenues for assets to be re-leased, (ii) required debt payments, (iii) interest rates, (iv) the cost and anticipated timing of maintenance to be performed, (v) the renewal of the Company’s Credit Facility in early 2013, and (v) timely use of proceeds of unused debt capacity toward additional acquisitions of income producing assets.

Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  Among the more significant factors that could have an impact on the accuracy of cash flow assumptions are (i) the renewal of the Company’s Credit Facility in early 2013, (ii) lessee non-performance or non-compliance with lease obligations, (iii) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rental rates for the asset, (iv) lessee performance of maintenance, and payment of related maintenance claims, earlier than anticipated, (v) inability to locate and acquire a sufficient volume of additional assets at prices that will produce acceptable net returns, (vi) an increase in interest rates and (vii) any one or a combination of the above factors that causes the Company to violate covenants of the Credit Facility agreement, which may in turn require repayment of some or all of the amounts outstanding under the Credit Facility.

(i)Operating activities

The Company’s cash flow from operations increased by $13,400,200 in the nine months ended September 30, 2012 compared to the same period in 2011.  As discussed below, the change in cash flow was primarily a result of an increase in payments received for rent and maintenance reserves and a decrease in expenditures for maintenance, the effects of which were partially offset by a decrease in insurance proceeds received.

Payments for operating lease revenue and maintenance reserves revenue

Several assets that were on lease in the first nine months of 2012 were off lease for all or part of the same period in 2011.  In addition, the Company purchased five aircraft beginning in late 2011.  As a result, payments received from lessees for rent and maintenance reserves increased by $4,065,400 and $1,783,300, respectively, in the nine-month period of 2012 compared to the same period in 2011.

The Company is receiving no lease revenue for its assets that are currently off lease, which assets are comprised of five Fokker 50, three Saab 340-B and two Fokker 100 aircraft.

Payments for maintenance

Payments for maintenance decreased by $6,916,800 in the nine months ended September 30, 2012 compared to the same period in 2011 as a result of a decrease in maintenance for off-lease aircraft.  The amount of payments for maintenance in future periods will depend on the amount and timing of maintenance paid as reimbursement to lessees for maintenance reserves claims, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease assets.

(ii)Investing activities

During the first nine months of 2012, the Company received cash of $3,392,000 from the sale of an aircraft and used cash of $25,660,600 for the purchase and capital improvement of aircraft and for acquisition costs related to two aircraft purchased in late 2011.

During the first nine months of 2011, the Company received cash of $2,101,500 from the sale of two aircraft and used cash of $2,356,900 for the purchase of equipment that was installed on several aircraft and for acquisition costs related to an aircraft purchased in December 2010, as well as for an engine maintenance contract related to a Bombardier Dash-8-Q400, which was purchased in December 2010 and leased in August 2011.

(iii)Financing activities

The Company borrowed $19,900,000 and $2,500,000 under the Credit Facility during the nine months ended September 30, 2012 and 2011, respectively.  The Company repaid $5,200,000 and $4,147,900 of its total outstanding debt in the nine months ended September 30, 2012 and 2011, respectively.  Such payments were funded by excess cash flow.   During the first nine months of 2012, the Company paid $1,605,000 of fees related to the extension of the Company’s Credit Facility.  Such fees will be amortized over the remaining term of the Credit Facility.

Outlook

(a) General

The global downturn has resulted in a significant reduction in airline passenger volume and, in reaction to that, a reduction in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially Europe.  The slow recovery from this downturn and the ongoing European financial crisis have created a challenging environment for the Company in three respects:

•  The global economic situation has increased the possibility of an unanticipated lessee default, as evidenced by the bankruptcies of two of the Company’s customers during the second quarter of 2012.  A lessee’s default and the unscheduled return of an asset to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee’s default on its maintenance and return condition obligations. The Company monitors the performance of all of its customers and has noted that the majority of the Company’s customers have continued to experience weakened financial conditions and operating results.

•  The reduction in demand for aircraft and aircraft engines has increased the possibility that the Company’s current lessees will choose to return leased assets at lease expiration rather than renew the existing leases, notwithstanding that any such lessee may incur significant expenses to satisfy return conditions.  Due to decreased demand for aircraft capacity, it is likely that the Company will experience lower on-lease utilization rates and longer lead times for remarketing of returned assets, as well as lower rental rates for remarketed assets, as was the case with several lease extensions and re-leases since 2011. This trend is expected to continue to affect the Company’s operating revenue for the remainder of 2012.

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

(b)Remarketing Efforts

(i)  Assets currently off lease

As of November 14, 2012, the Company is seeking remarketing opportunities for the following off-lease assets:

• Five of the six Fokker 50 aircraft that were returned in the second quarter of 2012 after the lessee declared bankruptcy;

• Three Saab 340B aircraft, which were also returned in the second quarter of 2012 after the lessee declared bankruptcy; and

• Two Fokker 100 aircraft, which were returned to the Company in 2010 prior to lease expiration due to the lessee’s cessation of business.

In October 2012, the Company sold one of the Fokker 50 aircraft that was returned in the second quarter and is considering selling some or all of its other off-lease aircraft.  The Company is analyzing the amount and timing of maintenance required to remarket the aircraft, the amount of which may differ significantly if the aircraft are sold rather than re-leased.  Although the Company believes it has incurred the majority of the maintenance expenses required to prepare its off-lease Fokker 100 aircraft for lease to new customers, it is possible that additional maintenance expenses will be incurred when new customers are identified for these assets.

(ii) Upcoming lease expirations

Unless they are renewed, leases for three of the Company’s assets will expire during the fourth quarter of 2012.  The lessee for one of the assets has expressed interest in exercising its option to extend the lease for two years.  There can be no assurance that the lease will be extended or that the terms of any such extension will be on similar or more favorable terms than the current lease.

(c)Credit Facility

The term of the current Credit Facility will expire in April 2013, and the Company anticipates that it will negotiate an extension to or a replacement of the Credit Facility by that date.

Rent arrearages by certain of the Company’s lessees caused the aircraft operated by such lessees to fall out of the Credit Facility collateral base.  As a result, the amount of borrowings available is currently less than the unused amount under the Credit Facility due to debt-to-collateral ratio limits.  Until those lessees cure such arrearages, the availability of funds under the Credit Facility will be severely limited and it is possible that the Company will be required to repay a portion of its outstanding debt.  The Company believes, however, that the arrearages will be cured in the near term, and once cured, the available amount of borrowings should be sufficient to fund its anticipated asset acquisitions through the expiration of the Credit Facility.  There can be no assurance that the Company’s belief regarding the arrearages and sufficiency of available borrowings will prove to be correct or that the Company will have sufficient cash to make any required repayments.

Although the Company believes it will be in compliance with the covenants of the Credit Facility through its remaining term, as discussed below in “Factors that May Affect Future Results – Credit Facility Obligations,” there can be no assurance of such compliance.  Any default under the Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

 (d)Deferral Agreements

Beginning in 2009, the Company granted deferral of certain overdue and/or future rental or reserves payment obligations pursuant to agreements with certain customers that had experienced financial difficulties. The Company currently has no deferral agreement balances outstanding. One of the Company’s customers, with which the Company previously had entered into a deferral agreement, has made timely payments to the Company of current obligations since August 2011 following a change in management.  At September 30, 2012, the Company had an allowance for doubtful accounts in the amount of $1,924,400 for amounts owed by that customer in excess of the security deposits held by the Company.  In January 2012, the Company and that customer signed a memorandum of understanding regarding the arrearages owed to the Company.  The memorandum of understanding calls for 50% of the arrearages to be paid over time, with the remaining balance to be forgiven by the Company only if the required payments under the agreement contemplated by the memorandum are made.  The final agreement has not yet been signed and no arrearage payments have been received.

The Company regularly evaluates the financial performance of all of its lessees and is closely monitoring one customer in particular that leases four of the Company’s Fokker 50 aircraft.  Beginning in July 2012, the Company ceased accruing operating lease revenue from this lessee and will record income on a cash basis after receipt of amounts accrued through June 30, 2012, which were paid during the third and fourth quarters of 2012.  It is possible that the Company will agree to a deferral of some amounts due from this customer.

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

Risks of Debt Financing.  The Company’s use of debt as the primary form of acquisition financing subjects the Company to increased risks associated with leveraging.  In addition to payment obligations, the Credit Facility also requires the Company to comply with certain financial covenants, including a requirement of positive earnings and compliance with interest coverage ratios and required net worth.  The Company’s assets secure its debt financing, and any default in payment obligations or other covenants under the Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

The term of the current Credit Facility will expire in April 2013 and the Company will need to negotiate an extension or a replacement of the Credit Facility by that date. There can be no assurance of any such extension or replacement or that if obtained, such extension or replacement will be on terms as favorable to the Company as the current Credit Facility.  If no replacement can be found, the Company may have to sell a significant portion of its portfolio in order to repay the Credit Facility.

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

During the current period of economic weakness, many airlines have reduced capacity in response to lower passenger loads, and as a result, there has been reduced demand for aircraft and aircraft engines and a corresponding decrease in market lease rental rates and aircraft values for many aircraft types.  This reduced market value could affect the Company’s results if the market value of an asset or assets in the Company’s portfolio falls below carrying value, and the Company determines that a write-down of the value on its balance sheet is appropriate. Furthermore, if older, expiring leases are replaced with leases at decreased lease rates, the lease revenue from the Company’s existing portfolio is likely to decline, with the magnitude of the decline dependent on the length of the downturn and the depth of the decline in market rents.

Economic downturns can affect certain regions of the world more than others.  As the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases assets could have a significant adverse impact on the Company. Currently, 25%, 25%, 25% and 16% of the Company’s lease revenue comes from the European, Caribbean, African and Asian regions, respectively, with five, two, two and four lessees, respectively. Consequently, the ongoing European financial crisis and its potential impact on the European economy is a substantial area of concern for the Company.

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

Availability of Financing. The Company believes that the availability of financing under the current Credit Facility should be sufficient to fund anticipated asset acquisitions through the expiration of the current Credit Facility in April 2013, provided that rent arrearages by certain lessees are cured in the near term.  The Credit Facility term was recently extended for one year to April 2013. The Company will either need to negotiate a longer-term facility with the current syndicate of lenders or a replacement group by the expiration of the current Credit Facility in April 2013, or seek another short-term extension of the current Credit Facility on its existing terms. In the longer term, however, the Company’s continued growth will depend on its ability to obtain capital, either through debt or equity financings. The financial markets have experienced significant setbacks that have made access to capital more costly and difficult. As a result, commercial lending origination has dramatically decreased, and asset-based debt financing remains difficult to obtain.  There can be no assurance that the rent arrearages by certain of the Company’s lessees will be cured in the near term, that the Company’s belief regarding the availability of financing under the current Credit Facility will prove to be correct, or that the Company will succeed in finding additional funding, and if such financing is found, it may be on terms less favorable than the Company’s current debt financings.

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

Concentration of Lessees and Aircraft Type. For the month ended October 31, 2012, based on monthly operating lease revenue and interest income from finance leases, the Company’s three largest customers were located in Mozambique, Antigua and Germany and accounted for a total of approximately 47% of the Company’s monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results and collateral base under the Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

As of October 31, 2012, the Company owned nine Bombardier Dash-8-300, seven Fokker 100, three Bombardier Dash-8-Q400 and fourteen Fokker 50 aircraft, making these four aircraft types the dominant types in the portfolio and representing 25%, 23%, 19% and 14%, respectively, of net book value.  As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

Risks Related to Regional Air Carriers.  The Company’s continued focus on its customer base of regional air carriers subjects the Company to additional risks.  Some of the lessees in the regional air carrier market are companies that are start-up, low-capital, and/or low-margin operators.  Often, the success of such carriers depends on contractual arrangements with major trunk carriers or franchises from governmental agencies that provide subsidies for operating essential air routes, both of which may be subject to termination or cancellation with short notice periods.   Regional carriers, even if financially strong, that are owned by, or are a sister corporation of, an established major carrier can also be swept into bankruptcy if the major carrier files for bankruptcy or becomes insolvent.  In 2012 to date, two of the Company’s regional air carrier customers operating in the U.S. and Europe, respectively, filed for bankruptcy.

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

Engine Leasing Risk.  The Company currently has four engines in its portfolio, making up 7% of the Company’s total aircraft and aircraft engines net book value. The Company may from time to time lease one or more of these engines under industry standard short-term engine leases, which place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer’s warranty or is caused by circumstances that the lessee is required to cover, the Company’s investment in the engine could be a significant loss.

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

Government Regulation.  There are a number of areas in which government regulation may result in costs to the Company.  These include aircraft registration safety requirements, required equipment modifications and aircraft noise requirements.  Although it is contemplated that the burden and cost of complying with such requirements will fall primarily upon lessees of equipment, there can be no assurance that the cost will not fall on the Company.  Furthermore, future government regulations could cause the value of any non-complying equipment owned by the Company to decline substantially.

Competition.  The aircraft leasing industry is highly competitive.  The Company competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources.  Nevertheless, the Company believes that it is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.  This market segment, which is characterized by transaction sizes of less than $10 million and in many cases customers that are private companies without well-established third party credit ratings, is not well served by the Company’s larger competitors.  JMC has developed a reputation as a global participant in this segment of the market, and the Company believes that JMC’s reputation benefits the Company.  There is, however, no assurance that competition from larger aircraft leasing companies will not increase significantly or that JMC’s reputation will continue to be strong in this market segment.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting.  No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings

DAC Aviation (East Africa), Limited v. AeroCentury Corporation [sic].  On May 25, 2012, the lessee of one of the Company’s aircraft operating in Kenya, DAC Aviation (East Africa), Limited, filed a Plaint and a Motion in the Milimani Commercial & Admiralty division of the High Court of Kenya at Nairobi seeking an ex parte temporary injunction to enforce an alleged oral extension of the lease term, which term had expired on May 4, 2012, and to prevent further action by the Company to secure return of the aircraft.  In its Plaint, the lessee alleges that it will incur damages in the event the aircraft is repossessed.  The lessee was granted a temporary injunction and a hearing on the injunction was held on October 12. The Company anticipates a ruling on the injunction in November.  The Company believes the lessee’s claims to be baseless and without merit and intends to vigorously contest the injunction and the lessee’s claims.

Item 6.Exhibits

Exhibit Number	Description
31.1#	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.DEF**	XBRLTaxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

AEROCENTURY CORP.

Date: November 14, 2012	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer