Form 10-K
period 2012-12-31
AEROCENTURY CORP
filed 2013-03-14
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:  001-13387
AeroCentury Corp.
(Exact name of Registrant as Specified in Its Charter)

Delaware	94-3263974
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1440 Chapin Avenue, Suite 310
Burlingame, California 94010
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:  (650) 340-1888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NYSE MKT Exchange

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
Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price as of June 30, 2012) was $14,368,300.

The number of shares of the Registrant’s Common Stock outstanding as of March 14, 2013 was 1,543,257.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders.  Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Part I, Item 1, “Business,” the Company’s statements regarding its belief that the Company can purchase assets at an appropriate price and maintain an acceptable overall on-lease rate for them; that the Company is able to enter into transactions with a wider range of lessees than its competitors; that the Company expects it will have sufficient cash flow to cover expenses and provide excess cash flow; that the Company expects to have sufficient cash flow or borrowing availability under the Credit Facility to fund unusually large maintenance expenses; that competition may increase if competitors who have traditionally neglected the regional air carrier market begin to focus on that market; that the Company has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by many in the regional air carrier market; that the Company has a competitive advantage because JMC has developed a reputation as a global participant in the regional aircraft leasing market; and that neither compliance with laws regulating discharge of greenhouse gas and/or aircraft noise regulations, nor remedial agreements or other actions relating to the environment, are expected to have a material effect on the Company’s capital expenditures, financial condition, and results of operations or competitive position; (ii) in Part I, Item 3, “Legal Proceedings,” the Company’s statement regarding its belief that none of the current lessee collection and lessee vendor mechanic’s lien collection litigation, if resolved adverse to the Company, is anticipated to have a material adverse effect on the Company’s financial condition or results of operations; (iii) in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements regarding its belief that it will continue to be in compliance with its Credit Facility covenants; and that the Company will have adequate cash flow to fund operational needs and payments required under the Credit Facility and that this belief is based on reasonable assumptions; (iv) in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements that the Company will likely experience lower on-lease utilization rates, longer lead times, as well as lower rental rates for remarketed assets and that this will continue to affect the Company’s operating revenue for the remainder of 2013; that there is likely to be a significant decrease in the pool of customers requiring aircraft; that the availability under the Credit Facility should be sufficient to meet the Company’s continuing obligations as well as fund its anticipated asset acquisitions; and that the Company will be in compliance with all Credit Facility covenants through its term; (v) in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” the Company’s statements regarding its belief that it will have sufficient cash funds to make any payment that arises due to any collateral base limitations; that the Company will continue to be in compliance with its Credit Facility covenants; that the availability under the Credit Facility will be sufficient to fund projected acquisitions through the  term of the facility; that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage new aircraft types and engines; that there are effective mitigating factors against undue compensation-incented risk-taking by JMC; that the burden and costs of complying with government regulations will fall on the operators of equipment and not the Company, and that future government regulations could cause the value of any non-complying equipment owned by the Company to decline substantially; that it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on the Company; that the Company has sufficient cyber-security measures in place commensurate with the risks to the Company of a successful cyber-attack or breach of security; and that the Company believes that sufficient replacement mechanisms exist in the event of an interruption in its internet communications ability; and (vi) in Part II, Item 8, “Financial Statements,” that if litigation relating to a lessee liability to a vendor is not resolved in the Company’s favor, it will not have a material adverse effect on the Company’s financial condition or results of operations; and that it expects to sell an aircraft that was the subject of now-settled litigation with the lessee in the second quarter of 2013.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results," including the speed of recovery of from the recent downturn on the Company’s customer base of regional air carriers and certain current lessees of the Company, in particular; the compliance of the Company's lessees with obligations under their respective leases; risks related to use of debt financing for acquisitions; the Company’s success in finding appropriate assets to acquire with such financing; deviations from assumptions regarding maintenance cost on returned aircraft and that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.Business.

Business of the Company

AeroCentury Corp., a Delaware corporation incorporated in 1997 (the “Company”), acquires used regional aircraft and aircraft engines for lease to regional carriers worldwide.

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

The Company typically acquires assets in one of three ways.  The Company may purchase an asset already subject to a lease and assume the rights and obligations of the seller, as lessor under the existing lease.  Additionally, the Company may purchase an asset from an air carrier and lease it back to the seller.  Finally, the Company may purchase an asset from a seller and then immediately enter into a new lease for the aircraft with a third party lessee.  In this last case, the Company typically does not purchase an asset unless a potential lessee has been identified and has committed to lease the asset.  Occasionally, the Company may also acquire an asset for which it does not have a potential lessee.

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

When considering whether to accept transactions with a lessee, the Company examines the creditworthiness of the lessee, its short and long-term growth prospects, its financial status and backing, the experience of its management, and the impact of legal and regulatory matters in the lessee's market, all of which are weighed in determining the deal terms offered to the lessee. In addition, where applicable, it is the Company’s policy to monitor the lessee’s business and financial performance closely throughout the term of the lease, and if requested, provide assistance drawn from the experience of the Company’s management in many areas of the air carrier industry.  Because of its “hands-on” approach to portfolio management, the Company believes it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies.

The Company has funded its asset acquisitions primarily through debt financing supplemented by free cash flow.  The Company’s primary source of debt financing has been secured credit facilities.  In March of 2013, the Company's credit facility ("Credit Facility") provided by a syndicate of banks, with Union Bank, N.A. as agent, was amended to extend its expiration date to September 30, 2015.

An additional $14 million in debt financing was raised through the issuance of 16% senior unsecured subordinated notes ("Subordinated Notes") in 2007 and 2008, the proceeds of which were used to pay down amounts previously borrowed under the Credit Facility. The Subordinated Notes were fully repaid as required on December 30, 2011. The Company has also occasionally financed asset acquisitions with lenders through asset-based term loans using special purpose subsidiaries.

Working Capital Needs

The Company’s portfolio of assets has historically generated revenues that have exceeded the Company’s cash expenses, which consist mainly of management fees, maintenance expense, principal and interest payments on debt, professional fees, and insurance premiums.

The Company's management fees payable to JMC are based upon the size of the asset pool. Maintenance costs for off-lease aircraft and costs funded by non-refundable reserves are recognized as an expense as incurred. Interest expense is dependent on both the outstanding balances of the Company’s indebtedness and the applicable interest rates.  Professional fees are paid to third parties for expenses not covered by JMC under the Management Agreement.  Insurance expense includes amounts paid for directors and officers insurance, as well as product liability insurance and aircraft hull insurance for periods when an aircraft is off lease.

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

Competition

The Company competes with other leasing companies, banks, financial institutions, and aircraft leasing partnerships for customers that generally are regional commercial aircraft operators seeking to lease aircraft under operating leases.  Management believes that competition may increase if competitors who have traditionally neglected the regional air carrier market begin to focus on that market.  Because competition is largely based on price and lease terms, the entry of new competitors into the market, and/or traditional large aircraft lessors into the regional aircraft niche, particularly those with greater access to capital markets than the Company, could lead to fewer acquisition opportunities for the Company and/or lease terms less favorable to the Company on acquisitions, as well as renewals of existing leases or new leases of existing aircraft, all of which could lead to lower revenues for the Company.

The Company, however, believes that it has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by many in the regional air carrier market.   Management believes that the Company also has a competitive advantage because JMC has developed a presence as a global participant in the regional aircraft leasing market.

Dependence on Significant Customers

For the year ended December 31, 2012, the Company’s four largest customers accounted for 15%, 13%, 11% and 10% of lease revenue.  Concentration of credit risk with respect to lease receivables will diminish in the future only if the Company is able to re-lease assets currently on lease to significant customers to new customers and/or acquire  assets for lease to new customers.

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

Available Information

The headquarters of AeroCentury Corp. is located at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010.  The main telephone number is (650) 340-1888.  The Company’s website is located at: http://www.aerocentury.com.

The Company is subject to the reporting requirements of the Securities Exchange Act (the “Exchange Act”). Therefore, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.Risk Factors.

Smaller reporting companies are not required to provide this information.

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

As of December 31, 2012, the Company did not own or lease any real property, plant or materially important physical properties.  The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010.  However, since the Company has no employees and the Company’s portfolio of leased aircraft assets is managed and administered under the terms of the Management Agreement with JMC, all office facilities are provided by JMC.

At December 31, 2012, the Company owned three Bombardier Dash-8-Q400, nine Bombardier Dash-8-300, one deHavilland DHC-8-100, one deHavilland DHC-6, thirteen Fokker 50, one Saab 340A, five Saab 340B, four Saab 340B Plus, and seven Fokker 100 aircraft, as well as three General Electric CF34-8E aircraft engines and one General Electric CT7-9B aircraft engine which are on lease or held for lease.

Item 3.Legal Proceedings.

The Company from time to time engages in ordinary course litigation relating to lease collection matters against defaulting lessees and mechanic’s lien claims by vendors hired by lessees. None of the current litigation, if resolved adverse to the Company, is anticipated to have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities.

The shares of the Company’s Common Stock are traded on the NYSE MKT exchange ("NYSE MKT") under the symbol “ACY.”

Market Information

The Company’s Common Stock has been traded on the NYSE MKT since January 16, 1998.  The following table sets forth the high and low sales prices reported on the NYSE MKT for the Company’s Common Stock for the periods indicated:

Period	High	Low
Fiscal year ended December 31, 2012:
Fourth Quarter	$14.10	$11.35
Third Quarter	12.95	9.95
Second Quarter	15.60	10.32
First Quarter	11.90	6.00
Fiscal year ended December 31, 2011:
Fourth Quarter	8.20	5.30
Third Quarter	14.48	6.27
Second Quarter	15.00	9.54
First Quarter	24.00	11.51

On March 13, 2013, the closing sale price of the Company’s Common Stock on the NYSE MKT exchange was $16.30 per share.

Number of Security Holders

According to the Company’s transfer agent, the Company had approximately 1,700 stockholders of record as of March 11, 2013.  Because brokers and other institutions on behalf of beneficial stockholders hold many of the Company’s shares of Common Stock, the Company is unable to estimate the total number of beneficial stockholders represented by those record holders.

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

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company owns regional aircraft and engines, which are typically leased to customers under triple net leases with terms that are less than the useful life of the assets. A “triple net operating lease” is an operating lease under which, in addition to monthly rental payments, the lessee is generally responsible for the taxes, insurance and maintenance and repair of the aircraft arising from the use and operation of the aircraft during the term of the lease.  The acquisition of such equipment is generally made using debt financing. The Company’s profitability and cash flow are dependent in large part upon its ability to acquire equipment, obtain and maintain favorable lease rates on such equipment, and re-lease or sell equipment that comes off lease.  The Company is subject to the credit risk of its lessees, both as to collection of rental payments and as to performance by lessees of their obligations to maintain the equipment.  Since lease rates for assets in the Company’s portfolio generally decline as assets age, the Company’s ability to maintain and grow revenue and earnings is primarily dependent upon the Company’s ability to acquire and lease additional assets.

The Company’s primary uses of cash are for purchases of aircraft and engines, maintenance expense, debt service payments, management fees, insurance and professional fees.

The Company's most significant non-cash expenses include aircraft and engine depreciation, amortization of costs associated with the Company’s indebtedness, which is included in interest expense, and, in some years, impairment provisions, which are affected by significant estimates.

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

a.Aircraft Capitalization and Depreciation

The Company’s interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs.  Since inception, the Company has purchased only used aircraft and aircraft engines.  It is the Company’s policy to hold aircraft for approximately twelve years unless market conditions dictate otherwise.  Therefore, depreciation on aircraft is initially computed using the straight-line method over the twelve-year period to an estimated residual value based on appraisal.  For an aircraft engine held for lease as a spare, the Company estimates the length of time that it will hold the aircraft engine based upon estimated usage, repair costs and other factors, and depreciates it to the appraised residual value over such period using the straight-line method. The amount of the depreciation expense recognized by the Company during any accounting period with respect to a particular asset depends upon the estimated holding period over which such asset is depreciated.

The Company periodically reviews plans for lease or sale of its aircraft and aircraft engines and changes, as appropriate, the remaining expected holding period for such assets.  Estimated residual values are reviewed and adjusted periodically, based upon updated appraised residual estimates and the expected holding periods.  Decreases in the market value of aircraft assets could affect not only the current value, discussed above, but also the estimated residual value. A change in the estimated residual value of an asset results in a change in the amount of depreciation expense recognized by the Company during the remaining holding period of the asset.

b.Impairment of Long-lived Assets

The Company reviews assets for impairment when there has been an event or a change in circumstances indicating that the carrying amount of a long-lived asset may not be recoverable. In addition, the Company routinely reviews all long-lived assets for impairment annually.  Recoverability of an asset is measured by comparison of its carrying amount to the future estimated undiscounted cash flows (without interest charges) that the asset is expected to generate.  Estimates are based on currently available market data and independent appraisals and are subject to fluctuation from time to time.  If these estimated cash flows are less than the carrying value of an asset at the time of evaluation, any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Fair value is determined by reference to independent appraisals and other factors considered relevant by management.  Significant management judgment is required in the forecasting of future operating results that are used in the preparation of future estimated undiscounted cash flows and, if different conditions prevail in the future, material write-downs may occur.  No impairment provision was recorded in 2012 or 2011.

c.Maintenance Reserves and Accrued Costs

Maintenance costs under the Company’s triple net operating leases are typically the responsibility of the lessees, and the majority of the Company’s leases require payment of monthly maintenance reserves.  Maintenance reserves and accrued costs in the accompanying balance sheets include: (i) refundable maintenance payments billed to lessees, which are paid out as related maintenance is performed or at the end of the lease, (ii) for lessees that pay non-refundable maintenance reserves, estimated maintenance costs accrued at the time a reimbursement claim or sufficient information is received regarding maintenance work performed, and (iii) maintenance for work performed for off-lease aircraft, which is not related to the release of reserves received from lessees.

Non-refundable maintenance reserves are reflected as revenue based on reported usage, if collectability is reasonably assured.  The Company uses the direct expense method, under which maintenance costs are expensed as incurred.

Maintenance reserves are determined by mutual agreement of the Company and its lessee at inception of the lease and are based on the Company's estimate of the total maintenance cost at some future point resulting from the lessee’s usage. Reserve rates are typically subject to an annual adjustment provision that accounts for inflation of maintenance costs.   If a lessee is required to repair a component during the lease or perform a repair at lease end in order to comply with aircraft return conditions, it will be entitled to collect the reserves related to that repair from the Company, and any excess costs would then be the responsibility of the lessee.  Therefore, if maintenance rates do not accurately reflect the true cost of a repair, the Company will not incur any financial impact.  If, however, the Company repossesses an aircraft upon a lessee default, and the maintenance reserves collected under that defaulted lease are less than the maintenance costs, the Company is responsible for such excess costs.  It is also possible that, in order to remarket a repossessed aircraft, certain inspections and repairs may need to be performed earlier than otherwise required by the manufacturer or regulatory specifications.  In such a case, the collected reserves from the defaulted lessee, which were established assuming a normal interval between repairs, would likely be insufficient to cover the total cost incurred by the Company.

In 2010 and 2012, several aircraft were returned to the Company prior to their respective lease expirations.  The Company incurred significant maintenance expense in 2011 and 2012 as a result of the returns, and, in some cases, the reserves retained by the Company at the time of the returns were insufficient to cover the required maintenance.

d.Accounting for Income Taxes

As part of the process of preparing the Company’s financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting principles generally accepted in the United States of America (“GAAP”) purposes.  These differences result in deferred tax assets and liabilities, which are included in the balance sheet.  Management also assesses the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company establishes a valuation allowance.  To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease in the tax provision in the statements of operations. The Company had no material unrecognized tax positions in 2012 or 2011, and had valuation allowances of $158,600 in both 2012 and 2011.

Significant management judgment is required in estimating the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes. If actual taxable income is less than these estimates or if the Company adjusts its estimates of future taxable income, the Company may realize less or no benefit from its deferred tax assets and its financial results and financial condition could be materially affected.

e.Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements.  A receivable for deferred rent is recorded when the cash rent received is lower than the straight-line revenue recognized. Such receivables decrease over the term of the applicable leases.  Interest income is recognized on finance leases based on the interest rate implicit in the lease and the outstanding balance of the lease receivable.  Non-refundable maintenance reserves billed to lessees are accrued as maintenance reserves revenue based on aircraft usage.  In instances where collectability is not reasonably assured, the Company recognizes revenue as cash payments are received. The Company estimates and charges to income a provision for bad debts based on its business experience and, with each specific customer, the level of past due accounts, and the Company's analysis of the lessee’s overall financial condition. If the financial condition of the Company’s customers deteriorates, it could result in actual losses exceeding the estimated allowances.

Results of Operations

The Company recorded net income of $5.2 million in 2012 compared to a net loss of $1.5 million in 2011.

Annual operating lease revenue increased 22% from $19.4 million in 2011 to $23.7 million in 2012.  The increase primarily reflects higher portfolio utilization and an increase in the average size of the Company’s lease portfolio.   The average net book value of lease equipment during 2012 and 2011 was approximately $138.6 million and $122.0 million, respectively, representing an increase of 14%.  The average utilization during 2012 and 2011 was 86% and 78%, respectively. At December 31, 2012 and 2011, respectively, approximately 87% and 83% of equipment held for lease, based on net book value, was on lease.

Maintenance reserve revenue for the year ended December 31, 2012 increased 23% to $4.1 million from $3.3 million in 2011. The increase was principally due to revenues generated by assets that were acquired during 2012 and by reserves generated by assets that were off-lease in 2011.

The Company’s maintenance expense decreased 63% to $4.1 million in 2012 from $10.9 million in 2011, primarily as a result of a decrease in maintenance performed on off-lease aircraft and a decrease in maintenance performed by lessees using non-refundable reserves.  During 2012 and 2011, $1.8 million and $7.8 million, respectively, of the Company’s maintenance expense for off-lease aircraft and maintenance performed by lessees were funded by non-refundable maintenance reserves that had been previously recorded as revenue when earned.

During 2012 and 2011, the Company added equipment to the lease portfolio of approximately $30.5 million and $7.2 million, respectively.  The Company sold approximately $4.9 million and $4.2 million during 2012 and 2011, respectively.  As a result, depreciation and management fees increased by 9% and 12%, respectively, from year to year.

Interest expense increased by 18% to $4.6 million in 2012 from $3.9 million in 2011, primarily as a result of higher fee amortization related to the one-year extension of the Company’s Credit Facility in March 2012, and a higher average Credit Facility balance in 2012 as a result of aircraft acquisitions since late 2011.  The effects of these increases were partially offset by the absence in 2012 of interest expense and fee amortization related to the Company’s Subordinated Notes, which were fully repaid in December 2011.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a)Credit Facility

In March 2013, the Company’s Credit Facility provided by a syndicate of banks was increased to $130 million and extended to September 30, 2015 on terms similar to the original agreement. The Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

The Company borrowed $19.9 million and $6.5 million during 2012 and 2011, respectively, under the Credit Facility.   The Company repaid $17.3 million and $4.3 million of its Credit Facility debt during 2012 and 2011, respectively.  During 2011, the Company also repaid the $2.3 million balance of its Subordinated Notes, which matured in December 2011.

As of March 14, 2013, the Company had an outstanding balance of $67.5 million under the Credit Facility.  Although the unused amount of the Credit Facility is currently $62.5 reduced advance rates for certain assets included in the borrowing base has decreased the available credit to $12.9 million

As of December 31, 2012 and 2011, the Company was in compliance with all covenants under the Credit Facility agreement.  Although the Company believes it will continue to be in compliance with all of the Credit Facility covenants, there can be no assurance of such compliance. Any default under the Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

The Company’s primary uses of cash are for purchase of aircraft and engines, maintenance expense, management fees, professional fees, insurance, and Credit Facility interest and principal payments.  The amount of interest paid by the Company depends on the outstanding balance of its Credit Facility, which carries a floating interest rate as well as an interest rate margin, and is therefore also dependent on changes in prevailing interest rates.

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

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility due to borrowing base limitations, based upon its estimates of future revenues and expenditures, which include assumptions regarding (i) revenues for assets to be re-leased, (ii) required debt payments, (iii) interest rates, (iv) the cost and anticipated timing of maintenance to be performed, and (v) timely use of proceeds of unused debt capacity toward additional acquisitions of income producing assets.

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

(i)Operating activities

The Company’s cash flow from operations increased by $21.3 million in 2012 compared to 2011.  As discussed below, the change in cash flow was primarily a result of an increase in payments received for rent and maintenance reserves and a decrease in expenditures for maintenance.

Payments for operating lease revenue and maintenance reserves revenue

Payments received from lessees for rent increased by $4.6 million in 2012 compared to 2011 primarily due to rent for several assets that were on lease in 2012 had been off lease for all or part of 2011, as well as rent on seven aircraft purchased by the Company beginning in late 2011. Payments received for maintenance reserves increased by $8.6 million in 2012 compared to 2011, as a result of asset acquisitions and a $6.5 million payment, based on the condition of the aircraft, received from a lessee when its two aircraft leases were assigned to a new lessee upon sale of the original lessee's assets.  Such payment will be recognized as maintenance reserves revenue in the first quarter of 2013, upon termination of the leases.

The Company is receiving no lease revenue for its assets that are currently off lease, which assets are comprised of five Fokker 50, four Saab 340B and four Fokker 100 aircraft.

Payments for maintenance

Payments for maintenance decreased by $8.0 million in 2012 compared to 2011 as a result of a decrease in maintenance costs for off-lease aircraft.  The amount of payments for maintenance in future periods will depend on the amount and timing of maintenance paid as reimbursement to lessees for maintenance reserves claims, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease assets.

(ii)Investing activities

During 2012 and 2011, the Company received cash of $5.0 million and $2.1 million, respectively, from the sale of aircraft.  During the same time periods, the Company used cash of $30.4 million and $7.5 million, respectively, for the purchase and capital improvement of aircraft.

(iii)Financing activities

The Company borrowed $19.9 million and $6.5 million under the Credit Facility during 2012 and 2011, respectively.  In these same time periods, the Company repaid $17.3 million and $6.6 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow.   During 2012, the Company paid $1.6 million of fees related to the extension of the Company’s Credit Facility.  Such fees are amortized over the term of the Credit Facility.

Outlook

(a) General

The global downturn has resulted in a significant reduction in airline passenger volume and, in reaction to that, a reduction in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially Europe.  The slow recovery from this downturn and the ongoing European financial crisis have created a challenging environment for the Company in three respects:

•The global economic situation has increased the possibility of an unanticipated lessee default, as evidenced by the bankruptcies of two of the Company’s customers during the second quarter of 2012, and another recently in January 2013.  A lessee’s default and the unscheduled return of an asset to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee’s default on its maintenance and return condition obligations. The Company monitors the performance of all of its customers and has noted that several of the Company’s customers have experienced weakened financial conditions and operating results and have not yet achieved financial stability.

•The reduction in demand for aircraft and aircraft engines has increased the possibility that the Company’s current lessees will choose to return leased assets at lease expiration rather than renew the existing leases, notwithstanding that any such lessee may incur significant expenses to satisfy return conditions.  Due to decreased demand for aircraft capacity, it is likely that the Company will experience lower on-lease utilization rates and longer lead times for remarketing of returned assets, as well as lower rental rates for remarketed assets, as was the case with several lease extensions and re-leases since 2011. This trend is expected to continue to affect the Company’s operating revenue for the remainder of 2013.

•Finally, the downturn and slow recovery creates fewer opportunities for acquisitions for the Company.  The Company’s customers are generally carriers needing additional aircraft to expand their route systems or increase frequencies.  In the current environment of diminished demand for leisure and business air travel and consequently reduced capacity by carriers, there is likely to be a significant decrease in the pool of such customers requiring aircraft.

(b)Remarketing Efforts

Unless they are renewed, leases for five of the Company’s assets will expire during the first half of 2013.

The Company is seeking remarketing opportunities for the following assets, which are off lease as of March 14, 2013:

•Five of the six Fokker 50 aircraft that were returned in the second quarter of 2012 after the lessee declared bankruptcy;

•Four Saab 340B aircraft, which were also returned in the second quarter of 2012 after the lessee declared bankruptcy; and

•Four Fokker 100 aircraft, two of which were returned to the Company in 2010 prior to lease expiration due to the lessee’s cessation of business and two of which were returned to the Company in early 2013 prior to lease expiration due to the lessee’s cessation of business.

The Company is considering selling some or all of its off-lease aircraft.  The Company is analyzing the amount and timing of maintenance required to remarket the aircraft, the amount of which may differ significantly if the aircraft are sold rather than re-leased.

(c)Credit Facility

The Company’s Credit Facility was recently extended to September 30, 2015 and increased to $130 million.

Under the Credit Facility, the amount available to be borrowed is limited to the total amount of asset-specific advance rates (expressed as a percentage of each asset's net book or appraised value).  Lessee arrearages or asset off-lease periods may reduce the advance rate for the related assets and, therefore, the permitted borrowing under the facility.  Additionally, the Credit Facility contains financial and other covenants.

The Company believes that available borrowings under the Credit Facility, considering possible lessee arrearages or off-lease periods, will be sufficient to meet its continuing obligations and repayment obligations as well as fund anticipated acquisitions.  However, there can be no assurance the Company's beliefs will prove to be correct and that the Company will have sufficient cash to make any required repayments.

Although the Company believes it will be in compliance with the covenants of the Credit Facility through its term, as discussed below in “Factors that May Affect Future Results – Credit Facility Obligations,” there can be no assurance of such compliance.  Any default under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

 (d)Deferral Agreements

The Company regularly evaluates the financial performance of all of its lessees and is closely monitoring two customers in particular.  In the past, the Company has granted deferral of certain overdue and/or future rental or reserves payment obligations pursuant to agreements with certain customers that had experienced financial difficulties. The Company currently has no deferral agreement balances outstanding. The Company may agree to deferral agreements with certain lessees in the future, which would reduce the Company’s borrowing ability under the Credit Facility.

Factors that May Affect Future Results

Credit Facility Obligations. Under the Credit Facility, the amount available to be borrowed is limited to the total amount of asset-specific advance rates (expressed as a percentage of each asset's net book or appraised value).  Lessee arrearages or asset off-lease periods may reduce the advance rate for the related assets and, therefore, the permitted borrowing under the facility.  Amounts subject to deferral agreements also reduce the borrowing base.  The Company believes it will have sufficient cash funds to make any required principal repayment that arises due to any such borrowing base limitations. Although the Company believes, based in part on certain assumptions discussed below, that it will continue to be in compliance with the covenants of the Credit Facility, there can be no assurance that the Company’s assumptions will be correct, and if not, the Company will need to seek waivers from its lenders if such compliance failure is not timely remedied.  Any default under the Credit Facility, if not waived by the lenders, could result in foreclosure upon any or all of the existing assets of the Company.

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

General Economic Conditions and Lowered Demand for Travel. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is continuing to experience financial difficulty and contraction due to the downturn and slow recovery in the global economy. Passenger volume has fallen significantly for carriers, and the loss of revenue has affected many carriers’ financial condition.  The slow recovery from the credit crisis has made it difficult or impossible for many regional carriers to find the additional debt financing on which they have traditionally relied.  The confluence of these economic factors increases the likelihood of failures among the Company’s customers.  The spread of a disease epidemic, the threat or execution of a terrorist attack against aviation, a worsening financial/bank crisis in Europe, a natural event that interrupts air traffic (such as the 2010 Iceland volcano eruption), political crises or other events that cause a prolonged spike in fuel prices, or other like events could exacerbate an already weakened condition and lead to widespread failures in the air carrier industry.  If lessees experience financial difficulties and are unable to meet lease obligations, this will, in turn, negatively affect the Company’s financial performance.

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

Economic downturns can affect certain regions of the world more than others.  As the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases assets could have a significant adverse impact on the Company. Currently, 29%, 29%, 19% and 16% of the Company’s lease revenue comes from the Caribbean, African, Asian and European regions, respectively, with two, two, four and five lessees, respectively.

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

Availability of Financing. The Company believes that the availability of financing under the current Credit Facility should be sufficient to fund anticipated asset acquisitions through the term of such facility, which was recently extended to September 30, 2015. The Company’s continued growth will depend on its ability to continue to obtain capital, either through debt or equity financings. The financial markets have experienced significant setbacks that have made access to capital more costly and difficult. As a result, commercial lending origination has dramatically decreased, and asset-based debt financing remains difficult to obtain.  There can be no assurance that the rent arrearages by certain of the Company’s lessees will be cured in the near term, that the Company’s belief regarding the availability of financing under the current Credit Facility will prove to be correct, or that the Company will succeed in finding additional funding, and if such financing is found, it may be on terms less favorable than the Company’s current debt financings.

Ownership Risks.  The Company’s leases are typically less than the entire anticipated remaining useful life of the leased assets.  The Company’s ability to recover its investment in an asset subject to such a lease is dependent upon the Company’s ability to profitably re-lease or sell the asset after the expiration of the lease term.  Some of the factors that have an impact on the Company’s ability to re-lease or sell the asset include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset’s use more expensive or preclude use unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments that cause the asset to become obsolete. If the Company is unable to remarket its assets on favorable terms when the leases for such assets expire, the Company’s business, financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

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

In addition, a successful investment in an asset subject to a lease depends in part upon having the asset returned by the lessee in the condition as required under the lease.  Each lease typically obligates a customer to return an asset to the Company in a specified condition, which generally requires it be returned in equal or better condition than at delivery to the lessee.  If the lessee becomes insolvent during the term of its lease and the Company has to repossess the asset from the lessee, it is unlikely that the lessee will have the financial ability to meet these return obligations and it is likely that the Company would be required to expend funds in excess of the maintenance reserves collected to return the asset to a remarketable condition.  If the lessee declares bankruptcy and rejects the aircraft lease, although the lessee is required to return the aircraft, the lessee is relieved from all further obligations under the lease, including the obligation to return the aircraft in the condition required under the lease.  In that case, it is also likely that the Company would be required to expend funds in excess of the maintenance reserves collected to return the asset to a remarketable condition.

Several of the Company’s leases do not require payment of monthly maintenance reserves, which serve as the lessee’s advance payment for its future repair and maintenance obligations.  If repossession due to lessee default or bankruptcy occurs under such a lease, the Company will be left with the expense for the costs of unperformed repair and maintenance under the applicable lease and the Company may incur an unanticipated expense in order to re-lease or sell the asset.

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

Since 2009, the majority of the Company’s customers have experienced a weakening in their financial condition and operating results.  Several of the Company’s customers have experienced significant financial difficulties, become insolvent and/or filed for bankruptcy.  Such an insolvency or bankruptcy filing usually discharges all unpaid obligations of the customer to the Company existing at the time of the filing, resulting in a total loss of those receivables.  The Company closely monitors the performance of all of its lessees and the Company’s risk exposure to any lessee that may be facing financial difficulties, in order to guide decisions with respect to such lessee that would mitigate losses in the event the lessee becomes insolvent or files for bankruptcy and is unable to meet or rejects its lease obligations.  There can be no assurance that additional customers will not become insolvent or file for bankruptcy or that the Company will be able to mitigate any of the resultant losses.

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

Foreign lessees are subject to risks related to currency conversion fluctuations.  Although the Company’s current leases are all payable in U.S. dollars, the Company may agree in the future to leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations.  In addition, if the Company undertakes certain obligations under a lease to contribute to a repair or improvement and if the work is performed in a foreign jurisdiction and paid for in foreign currency, currency fluctuations resulting in a weaker dollar between the time such agreement is made and the time payment for the work is made may result in an unanticipated increase in U.S. dollar-denominated cost for the Company.

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

Concentration of Lessees and Aircraft Type. For the month ended February 28, 2013, based on monthly operating lease revenue and interest income from finance leases, the Company’s four largest customers were located in Mozambique, Antigua, Norway and the Netherlands Antilles and accounted for a total of approximately 62% of the Company’s monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results and borrowing base under the Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

As of February 28, 2013, the Company owned nine Bombardier Dash-8-300, seven Fokker 100, three Bombardier Dash-8-Q400 and thirteen Fokker 50 aircraft, making these four aircraft types the dominant types in the portfolio and representing 25%, 22%, 19% and 14%, respectively, of net book value. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

Risks Related to Regional Air Carriers.  The Company’s continued focus on its customer base of regional air carriers subjects the Company to additional risks.  Some of the lessees in the regional air carrier market are companies that are start-up, low-capital, and/or low-margin operators.  Often, the success of such carriers depends on contractual arrangements with major trunk carriers or franchises from governmental agencies that provide subsidies for operating essential air routes, both of which may be subject to termination or cancellation with short notice periods.   Regional carriers, even if financially strong, that are owned by, or are a sister corporation of, an established major carrier can also be swept into bankruptcy if the major carrier files for bankruptcy or becomes insolvent.    Two of the Company's regional air carriers located in the United States and Sweden filed for bankruptcy in 2012, and one located in Germany has filed for bankruptcy in 2013.

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

Engine Leasing Risk.  The Company currently has six engines in its portfolio, making up 8% of the Company’s total net book value of aircraft and aircraft engines held for lease. The Company may from time to time lease one or more of these engines under industry standard short-term engine leases, which place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer’s warranty or is not otherwise caused by circumstances that the lessee is required to cover, the Company’s investment in the engine could be a significant loss or the Company might incur a significant maintenance expense.

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

Reliance on JMC.  All management of the Company is performed by JMC under a twenty-year Management Agreement between the Company and JMC that expires in April of 2018 and provides for an asset-based management fee.  JMC is not a fiduciary to the Company or its stockholders. The Company’s Board of Directors (the “Board”) has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company’s relationship with JMC and the performance of JMC's obligations to the Company under the Management Agreement, as it would have for any third party service provider to the Company.  While JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, all of the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and its stockholders.  In addition, certain officers of the Company hold significant ownership positions in the Company and JHC, the parent company of JMC.

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

JMC has acted as the management company for two other aircraft portfolio owners, JetFleet III, which raised approximately $13 million in bond issuance proceeds, and AeroCentury IV, Inc. (“AeroCentury IV”), which raised approximately $5 million in bond issuance proceeds.  In the first quarter of 2002, AeroCentury IV defaulted on certain bond obligations.  In June 2002, the indenture trustee for AeroCentury IV’s bondholders repossessed AeroCentury IV’s assets and took over management of AeroCentury IV’s remaining assets.  JetFleet III defaulted on its bond obligation of $11.1 million in May 2004.  The indenture trustee for JetFleet III bondholders repossessed JetFleet III’s unsold assets in late May 2004.

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

Casualties, Insurance Coverage.  The Company, as owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets.  As a triple-net lessor, the Company is generally protected against such claims, since the lessee would be responsible for, insure against and indemnify the Company for such claims.  A “triple net lease” is a lease under which, in addition to monthly rental payments, the lessee is generally responsible for the taxes, insurance and maintenance and repair of the aircraft arising from the use and operation of the aircraft during the term of the lease.  Although the United States Aviation Act may provide some protection with respect to the Company’s aircraft assets, it is unclear to what extent such statutory protection would be available to the Company with respect to most of the Company’s assets, which are operated in foreign countries where such provisions of the United States Aviation Act may not apply.

The Company’s leases generally require a lessee to insure against likely risks of loss or damage to the leased asset, and liability to passengers and third parties pursuant to industry standard insurance policies and require lessees to provide insurance certificates documenting the policy periods and coverage amounts.  The Company tracks receipt of the certificates and calendars their expiration dates.  Prior to the expiration of an insurance certificate, if a replacement certificate has not been received, the Company reminds the lessee of its obligation to provide current insurance certificates to avoid a default under the lease.

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

Warrant Issuance.  As part of the Subordinated Notes financing, warrants were issued to the holders of Subordinated Notes to purchase up to 81,224 shares of the Company’s common stock that are currently exercisable (and expire on December 31, 2015) and represent approximately 5% of the post-exercise fully diluted capitalization of the Company.  The exercise price under the warrants is $8.75 per share.  If the warrants to purchase shares are exercised at a time when the exercise price is less than the fair market value of the Company’s common stock, there will be dilution to the existing holders of common stock.  This dilution of the Company’s common stock could depress its trading price.

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

Item 8.Financial Statements and Supplementary Data.

(a)Financial Statements and Schedules

(1)Financial statements for the Company:
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2012 and 2011
Statements of Operations for the Years Ended December 31, 2012 and 2011
Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011
Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
Notes to Financial Statements

(2)Schedules:

All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AeroCentury Corp.
Burlingame, California

We have audited the accompanying balance sheets of AeroCentury Corp. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury Corp. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
San Francisco, California
March 14, 2013

AeroCentury Corp.
Balance Sheets

ASSETS
	December 31,	December 31,
	2012	2011
Assets:
Cash and cash equivalents	$1,596,800	$995,500
Accounts receivable, including deferred rent of $985,300 and $1,923,300, net of allowance for doubtful accounts of $2,419,400 and $1,924,400 at December 31, 2012 and December 31, 2011, respectively	3,196,200	2,936,100
Finance leases receivable	1,557,200	1,271,400
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $52,244,500 and $48,935,200 at December 31, 2012 and December 31, 2011, respectively	143,667,700	124,245,000
Assets held for sale	745,400	-
Prepaid expenses and other	1,663,200	1,378,000

Total assets	$152,426,500	$130,826,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$1,133,600	$368,100
Notes payable and accrued interest	67,865,700	65,672,700
Maintenance reserves and accrued maintenance costs	15,356,100	5,814,700
Security deposits	7,001,200	5,607,300
Unearned revenues	752,400	558,200
Deferred income taxes	14,419,200	12,094,400
Income taxes payable	19,100	20,400

Total liabilities	106,547,300	90,135,800

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	31,601,600	26,412,600
	46,383,300	41,194,300
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	45,879,200	40,690,200

Total liabilities and stockholders’ equity	$152,426,500	$130,826,000

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Operations

	For the Years Ended December 31,
	2012	2011
Revenues and other income:

Operating lease revenue, net	$23,662,300	$19,403,900
Maintenance reserves revenue, net	4,099,100	3,340,100
Gain on disposal of assets	1,486,000	1,371,000
Other income	110,700	437,700

	29,358,100	24,552,700
Expenses:

Depreciation	6,126,900	5,598,900
Interest	4,627,000	3,934,800
Management fees	4,166,200	3,715,400
Maintenance	4,082,100	10,933,700
Professional fees, general and administrative and other	1,513,000	1,333,400
Insurance	866,000	878,900
Other taxes	90,200	90,200

	21,471,400	26,485,300

Income/(loss) before income tax provision/(benefit)	7,886,700	(1,932,600)

Income tax provision/(benefit)	2,697,700	(482,200)

Net income/(loss)	$5,189,000	$(1,450,400)

Earnings/(loss) per share:
Basic	$3.36	$(0.94)
Diluted	$3.32	$(0.94)
Weighted average shares used in earnings/(loss) per share computations:
Basic	1,543,257	1,543,257
Diluted	1,563,054	1,543,257

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Stockholders’ Equity
For the Years Ended December 31, 2012 and 2011

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2010	$1,600	$14,780,100	$27,863,000	$(504,100)	$42,140,600
Net loss	-	-	(1,450,400)	-	(1,450,400)
Balance, December 31, 2011	1,600	14,780,100	26,412,600	(504,100)	40,690,200
Net income	-	-	5,189,000	-	5,189,000
Balance, December 31, 2012	$1,600	$14,780,100	$31,601,600	$(504,100)	$45,879,200

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Cash Flows
	For the Years Ended December 31,
	2012	2011
Operating activities:
Net income/(loss)	$5,189,000	$(1,450,400)
Adjustments to reconcile net income/(loss) to net cash
provided by operating activities:
Gain on disposal of assets	(1,486,100)	(1,371,000)
Depreciation	6,126,900	5,598,900
Non-cash interest	1,667,000	1,338,900
Deferred income taxes	2,324,800	(672,100)
Changes in operating assets and liabilities:
Accounts receivable	(260,100)	(928,900)
Finance lease receivable	60,900	225,200
Income taxes receivable	(300)	6,000
Prepaid expenses and other	(221,200)	(152,200)
Accounts payable and accrued expenses	741,000	(194,400)
Accrued interest on notes payable	(407,000)	349,900
Maintenance reserves and accrued costs	9,541,400	(889,800)
Security deposits	1,447,100	1,048,100
Prepaid rent	194,200	(19,000)
Income taxes payable	(1,300)	20,400
Net cash provided by operating activities	24,916,300	2,909,600

Investing activities:
Proceeds from sale of aircraft and aircraft engine, net of re-sale fees	5,322,200	2,101,500
Proceeds from insurance	-	1,699,900
Purchases of aircraft and aircraft engines	(30,632,200)	(7,521,400)
Net cash used in investing activities	(25,310,000)	(3,720,000)

Financing activities:
Borrowings under Credit Facility	19,900,000	6,500,000
Repayments of Credit Facility	(17,300,000)	(4,300,000)
Debt issuance costs	(1,605,000)	-
Repayments of Subordinated Notes	-	(2,343,500)
Net cash provided by/(used in) financing activities	995,000	(143,500)

Net increase/(decrease) in cash and cash equivalents	601,300	(953,900)

Cash and cash equivalents, beginning of year	995,500	1,949,400

Cash and cash equivalents, end of year	$1,596,800	$995,500

During the years ended December 31, 2012 and 2011, the Company paid interest totaling $3,572,600 and $3,048,600, respectively. During the years ended December 31, 2012 and 2011, the Company paid income taxes totaling $2,100 and $0, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2012

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

(d)Aircraft Capitalization and Depreciation

The Company’s interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs.  Since inception, the Company has purchased only used aircraft and aircraft engines.  It is the Company’s policy to hold aircraft for approximately twelve years unless market conditions dictate otherwise.  Therefore, depreciation of aircraft is initially computed using the straight-line method over the twelve-year period to an estimated residual value based on appraisal.  For an aircraft engine held for lease as a spare, the Company estimates the length of time that it will hold the aircraft engine based upon estimated usage, repair costs and other factors, and depreciates it to the appraised residual value over such period using the straight-line method.

The Company periodically reviews plans for lease or sale of its aircraft and aircraft engines and changes, as appropriate, the remaining expected holding period for such assets.  Estimated residual values are reviewed and adjusted periodically, based upon updated estimates obtained from an independent appraiser.  Decreases in the fair value of aircraft could affect not only the current value, discussed below, but also the estimated residual value.

Assets that are held for sale are not subject to depreciation and are separately classified on the balance sheet.  At December 31, 2012, the airframe from one of the Company’s Saab 340B aircraft has been reclassified to assets held for sale.  The airframe is expected to be sold pursuant to a consignment agreement executed with a maintenance vendor in October 2012.  There were no assets held for sale at December 31, 2011.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2012

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table shows by level, within the fair value hierarchy, the fair value of the Company’s assets that are measured and recorded at fair value on a recurring basis:

	December 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds included in cash and cash equivalents	$1,239,500	$1,239,500	$-	$-	$736,000	$736,000	$-	$-

Total	$1,239,500	$1,239,500	$-	$-	$736,000	$736,000	$-	$-

As of December 31, 2012 and 2011, there were no liabilities required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the carrying value exceeds its fair value. During the years ended December 31, 2012 and 2011, there was no recorded impairment of long-lived assets.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2012

1.Organization and Summary of Significant Accounting Policies (continued)

(e)Fair Value Measurements (continued)

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of accounts receivable, finance leases receivable, accounts payable and amounts borrowed under its credit facility (the “Credit Facility,” as defined in Note 6).  The fair value of accounts receivable, finance leases receivable, and accounts payable approximates the carrying value of these financial instruments.

Borrowings under the Company’s Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rate of this debt agreement approximates current market rates for such indebtedness at the balance sheet date, and therefore that the carrying amount of its floating rate debt at the balance sheet dates approximates its fair value.  The fair value of the Company’s outstanding balance of its Credit Facility would be categorized as Level 3 under the fair value hierarchy.

 (f)Impairment of Long-lived Assets

The Company reviews assets for impairment when there has been an event or a change in circumstances indicating that the carrying amount of a long-lived asset may not be recoverable. In addition, the Company routinely reviews all long-lived assets for impairment annually. Recoverability of an asset is measured by comparison of its carrying amount to the future estimated undiscounted cash flows (without interest charges) that the asset is expected to generate.  Estimates are based on currently available market data and independent appraisals and are subject to fluctuation from time to time.  If these estimated future cash flows are less than the carrying value of an asset at the time of evaluation, any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Fair value is determined by reference to independent appraisals and other factors considered relevant by management. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of estimated future undiscounted cash flows and, if different conditions prevail in the future, material write-downs may occur.

(g)Deferred Financing Costs and Commitment Fees

Costs incurred in connection with debt financing are deferred and amortized over the term of the debt using the effective interest method or, in certain instances where the differences are not material, using the straight-line method.  Costs incurred in connection with the Company’s Credit Facility are deferred and amortized using the straight-line method.

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
December 31, 2012

1.Organization and Summary of Significant Accounting Policies (continued)

(i)Taxes

As part of the process of preparing the Company’s financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and GAAP purposes.  These differences result in deferred tax assets and liabilities, which are included in the balance sheet.  Management also assesses the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company establishes a valuation allowance.  To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease within the tax provision in the statement of operations. Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes.

The Company accrues non-income based sales, use, value added and franchise taxes as other tax expense in the statements of operations.

(j)Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Deferred payments are recorded as accrued rent when the cash rent received is lower than the straight-line revenue recognized. Such receivables decrease over the term of the applicable leases.  Interest income is recognized on finance leases based on the interest rate implicit in the lease and the outstanding balance of the lease receivable.  Non-refundable maintenance reserves are based on usage and are accrued as maintenance reserves revenue.

In instances where collectability is not reasonably assured, the Company recognizes revenue as cash payments are received.  The Company estimates and charges to income a provision for bad debts based on its experience with each specific customer, the amount and length of payment arrearages, and its analysis of the lessee’s overall financial condition.  If the financial condition of any of the Company’s customers deteriorates, it could result in actual losses exceeding any estimated allowances.

The Company’s allowance for doubtful accounts was $2,419,400 and $1,924,400 at December 31, 2012 and 2011, respectively.

(k)Comprehensive Income

The Company does not have any comprehensive income other than the revenue and expense items included in the statements of operations.  As a result, comprehensive income equals net income for the years ended December 31, 2012 and 2011.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2012

1.Organization and Summary of Significant Accounting Policies (continued)

(l)Finance Leases

The leases for one of the Company’s aircraft and one General Electric CT7-9B engine contain lessee purchase options at a price substantially below the asset’s estimated residual value at the exercise date for the option.  Consequently, the Company considers the purchase options to be “bargain purchase options” and has classified such leases as finance leases for financial accounting purposes.  The Company also had a second aircraft subject to a finance lease that was terminated in June 2011 as a result of the disposal of the asset.  The Company does not include the value, purchase price or accumulated depreciation of finance lease assets on its balance sheet.  Instead, for any finance lease, the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option are reported as a finance lease receivable.  Rental revenue and depreciation expense are not recognized on finance leases.  Rather, the Company accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the lease.  The Company recognized interest earned on finance leases as “other income” in the amount of $93,800 and $243,500 in 2012 and 2011, respectively.

2.Aircraft and Aircraft Engines Held for Lease or Sale

(a)Assets Held for Lease

At December 31, 2012 and December 31, 2011, the Company’s aircraft and aircraft engines, which were on lease or held for lease consisted of the following:

	December 31, 2012		December 31, 2011
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value
Bombardier Dash-8-300	9	25%	8	23%
Fokker 100	7	22%	7	28%
Bombardier Dash-8-Q400	3	19%	1	8%
Fokker 50	13	14%	14	18%
General Electric CF34-8E5 engine	3	7%	3	8%
Saab 340B	5	5%	6	6%
Saab 340B Plus	4	6%	2	4%
deHavilland DHC-8-100	1	1%	2	4%
deHavilland DHC-6	1	1%	1	1%
Saab 340A	1	-	1	-
General Electric CT7-9B engine	1	-	-	-

Net book value excludes the Company’s Saab 340A aircraft and General Electric CT7-9B engine, which are subject to finance leases.

During 2012, the Company sold a Bombardier Dash-8-100, a Fokker 50 aircraft and a General Electric CT7-9B engine and recorded gains totaling $1.4 million.  The Company also leased an engine pursuant to a finance lease and recorded an associated gain of $0.1 million.  During 2012, the Company used cash of $30.4 million for the purchase and capital improvement of aircraft and for acquisition costs related to two aircraft purchased in late 2011.

During 2011, the Company sold two of its deHavilland DHC-6 aircraft to the lessee and recorded a gain of $1.1 million. The Company also recorded a gain on insurance proceeds of approximately $0.3 million in connection with the total loss of an asset that was subject to a finance lease.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2012

2.Aircraft and Aircraft Engines Held for Lease or Sale (continued)

During 2011, the Company used cash of $7.5 million for the purchase of two aircraft and for equipment that was installed on several aircraft, as well as for an engine maintenance contract related to an aircraft that was purchased in December 2010 and leased in August 2011.

During 2012, the Company extended the leases for two of its assets and leased one asset that had been off lease at December 31, 2011.

At December 31, 2012, ten of the Company’s assets, comprised of five Fokker 50, three Saab 340B and two Fokker 100 aircraft, were off lease. The Company is seeking re-lease opportunities for the off-lease aircraft, which represented 13% of the Company’s aircraft net book value at December 31, 2012.

(b)Assets Held for Sale

The airframe and one engine from one of the Company’s Saab 340B aircraft were classified as assets held for sale during the third quarter of 2012.  The airframe is expected to be sold pursuant to a consignment agreement executed with a maintenance vendor in October 2012.  The engine was sold in December 2012 at a gain of $50,900.  In October 2012, the second engine from this aircraft was leased to a current customer for a term of five years.

3.Maintenance Reserves and Accrued Maintenance Costs

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

AeroCentury Corp.
Notes to Financial Statements
December 31, 2012

3.Maintenance Reserves and Accrued Maintenance Costs (continued)

At December 31, 2012 and 2011, the liability for maintenance reserves and accrued maintenance costs consisted of refundable maintenance payments billed to lessees based on usage and accrued maintenance costs for both off-lease aircraft and lessee maintenance claims for non-refundable maintenance reserves.   Refundable maintenance reserves at December 31, 2012 also included a $6.5 million payment received from a lessee when its two aircraft leases were assigned to a new lessee upon sale of the original lessee's assets.  As discussed in Note 11, the subject aircraft were returned to the Company in the first quarter of 2013.

	December 31, 2012	December 31, 2011
Refundable maintenance reserves	$14,477,400	$4,801,300
Accrued maintenance costs	878,700	1,013,400
	$15,356,100	$5,814,700

Additions to and deductions from the Company’s accrued maintenance costs during the years ended December 31, 2012 and 2011 for aircraft maintenance were as follows:

	For Years Ended December 31,
	2012	2011
Balance, beginning of period	$1,013,400	$2,446,800

Additions:
Charged to expense	4,198,800	11,466,100
Reversals of previously accrued maintenance costs	(116,700)	(532,400)
Total maintenance expense	4,082,100	10,933,700
Capital equipment	52,200	487,800
Accrued claims related to refundable maintenance reserves	763,900	83,500
Prepaid maintenance and other	239,700	-
Total additions	5,137,900	11,505,000

Deductions:
Payments	4,614,900	11,785,300
Prepaid maintenance	-	374,200
Other	657,700	778,900
Total deductions	5,272,600	12,938,400

Net decrease in accrued maintenance costs	(134,700)	(1,433,400)
Balance, end of period	$878,700	$1,013,400

AeroCentury Corp.
Notes to Financial Statements
December 31, 2012

4.Operating Segments

The Company operates in one business segment, the leasing of regional aircraft to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

Approximately 4% and 9% of the Company’s operating lease revenue was derived from lessees domiciled in the United States during 2012 and 2011, respectively.  All revenues relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

The tables below set forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Years Ended December 31,
Operating Lease Revenue	2012	2011

Europe and United Kingdom	$6,366,500	$8,335,400
Caribbean	5,402,400	4,725,800
Africa	4,401,600	1,998,100
Asia	4,143,100	1,336,600
North America	2,707,100	2,726,200
South America	641,600	281,800
	$23,662,300	$19,403,900

	December 31,
Net Book Value of Aircraft and Aircraft Engines Held for Lease	2012	2011

Africa	$32,962,100	$16,392,100
Asia	27,577,900	11,072,400
Caribbean	27,145,800	23,585,000
Europe and United Kingdom	25,012,300	38,875,100
Off lease	20,359,600	20,657,100
North America	7,386,800	11,623,700
South America	3,223,200	2,039,600
	$143,667,700	$124,245,000

5.Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables.  The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

For the year ended December 31, 2012 the Company had four significant customers, which accounted for 15%, 13%, 11% and 10%, respectively, of lease revenue.  For the year ended December 31, 2011 the Company had three significant customers, which accounted for 19%, 14% and 13%, respectively, of lease revenue.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2012

5.Concentration of Credit Risk (continued)

At December 31, 2012, the Company had a receivable from one lessee of $3,300,000, representing 71% of the Company’s total receivables. Of that amount, $180,000 was paid in early 2013.  At December 31, 2011, the Company had a receivable from the same lessee of $2,246,800, representing 76% of the Company’s total receivables.  Of that amount, $130,400 was paid in early 2012.  At December 31, 2012, the Company had an allowance for doubtful accounts totaling $2,419,400 related to this customer for the amount owed in excess of the security deposits held by the Company.

As of December 31, 2012, minimum future lease revenue payments receivable under noncancelable leases were as follows:

	Operating	Finance
Years ending	leases	leases
2013	$16,916,900	$296,700
2014	10,941,200	84,000
2015	6,747,000	84,000
2016	5,389,200	84,000
2017 and thereafter	2,728,300	73,500
	$42,722,600	$622,200

Minimum lease payments due under the Company’s finance lease include interest income totaling $211,700.

6.Notes Payable and Accrued Interest

At December 31, 2012 and December 31, 2011, the Company’s notes payable and accrued interest consisted of the following:

	December 31,	December 31,
	2012	2011
Credit Facility principal	$67,800,000	$65,200,000
Credit Facility accrued interest	65,700	472,700
	$67,865,700	$65,672,700

In March 2013, the Company’s $90 million Credit Facility provided by a syndicate of banks was increased to $130 million and extended to September 30, 2015 (the “Credit Facility”) on terms similar to the original agreement. The Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

Although the unused amount of the Credit Facility was $22.2 million and $24.8 million as of December 31, 2012 and December 31, 2011, respectively, the amount available was limited to $1.1 million and $17.4 million, respectively, because of exclusions of certain assets from the borrowing base.

The weighted average interest rate on the Credit Facility was 4.00% and 4.17% at December 31, 2012 and December 31, 2011, respectively.

The Company’s subordinated notes (“Subordinated Notes”) were fully repaid in December 2011.  The Subordinated Notes purchasers hold warrants to purchase up to 81,224 shares of the Company's common stock at an exercise price of $8.75 per share.  The warrants are exercisable through December 31, 2015.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2012

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

8. Income Taxes

The items comprising the income tax provision/(benefit) are as follows:
	For the Years Ended December 31,
	2012	2011
Federal	$1,000	$-
State	800	800
Foreign	371,100	189,100
Current tax provision	372,900	189,900

Deferred tax provision:
Federal	2,310,100	(837,400)
State	14,700	6,700
Increase in valuation allowance	-	158,600
Deferred tax provision/(benefit)	2,324,800	(672,100)

Total income tax provision/(benefit)	$2,697,700	$(482,200)

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Years Ended December 31,
	2012	2011
Income tax provision/(benefit) at statutory federal income tax rate	$2,681,500	$(657,100)
State tax provision/(benefit), net of federal benefit	33,200	(7,700)
Increase in valuation allowance	-	158,600
Other	(17,000)	24,000
Total income tax provision/(benefit)	$2,697,700	$(482,200)

AeroCentury Corp.
Notes to Financial Statements
December 31, 2012

8. Income Taxes (continued)

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Net operating loss carryovers	$932,000	$2,520,200
Foreign tax credit carryover	1,830,000	1,459,000
Maintenance	-	305,700
Prior year minimum tax credit	100,800	100,800
Bad debt allowance and other	936,500	921,300
Deferred tax assets	3,799,300	5,307,000
Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	(17,471,100)	(16,403,900)
Minimum lease payments receivable	(533,200)	(437,300)
Deferred income	(55,600)	(401,600)
Net deferred tax liabilities before valuation allowance	(14,260,600)	(11,935,800)
Valuation allowance	(158,600)	(158,600)
Net deferred tax liabilities	$(14,419,200)	$(12,094,400)

The net operating loss carryovers will be available to offset federal taxable income in the two preceding years and in future years through 2031.  The Company expects to utilize the net operating loss carryovers remaining at December 31, 2012 in future years. The foreign tax credit carryover will be available to offset federal tax expense in the first preceding tax year and in future years.  The foreign tax credit carryover expires beginning in 2013 and extends through 2022.  The minimum tax credit will be available to offset federal tax expense in excess of the alternative minimum tax in future years and does not expire.

A significant portion of the deferred tax assets recognized relates to net operating loss and foreign tax credit carryovers.  A valuation allowance was deemed necessary at December 31, 2012 and 2011, as the Company has concluded that, based on an assessment of all available evidence, it is more likely than not that future taxable income will not be sufficient to realize the tax benefits associated with certain foreign tax credit carryovers. Where a valuation allowance was not recorded, the Company believes that it is more likely than not that future taxable income will be sufficient to realize the tax benefits for the balance of deferred tax assets on the balance sheets at December 31, 2012 and December 31, 2011.

At December 31, 2012 and December 31, 2011, the Company had no material unrecognized tax positions.

The Company accounts for interest related to uncertain tax positions as interest expense, and for income tax penalties as tax expense.

All of the Company's tax years remain open to examination other than as barred in the various jurisdictions by statutes of limitation.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2012

9.Computation of Earnings/(Loss) Per Share

Basic and diluted earnings/(loss) per share are calculated as follows:

	For the Years Ended December 31,
	2012	2011

Net income/(loss)	$5,189,000	$(1,450,400)

Weighted average shares outstanding for the period	1,543,257	1,543,257
Dilutive effect of warrants	19,797	-
Weighted average diluted shares used in calculation of diluted earnings/(loss) per share	1,563,054	1,543,257

Basic earnings/(loss) per share	$3.36	$(0.94)
Diluted earnings/(loss) per share	$3.32	$(0.94)

Basic earnings/(loss) per common share is computed using net income/(loss) and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.  For the year ended December 31, 2011, the potential dilutive effect of outstanding warrants was 22,921 shares.  However, the effect of these potentially outstanding shares was not included in the calculation of diluted loss per share for that period because the effect would have been anti-dilutive.

10. Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the Management Agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company recorded management fees of $4,166,200 and $3,715,400 during the years ended December 31, 2012 and 2011, respectively.  The Company paid acquisition fees totaling $1,066,000 and $184,000 during the years ended December 31, 2012 and 2011, which were included in the cost basis of the asset purchased. The Company paid remarketing fees of $259,000 and $363,500 to JMC during the years ended December 31, 2012 and 2011, respectively.  Such fees are amortized over the applicable lease term or included in the gain on sale recognized upon sale of the applicable asset.

In August 2009, the Company entered into an agreement (the "Assignment Agreement") with Lee G. Beaumont in which Mr. Beaumont assigned to the Company his rights to purchase certain aircraft engines from an unrelated third party seller.  In January 2012, Mr. Beaumont became a “related person” with respect to the Company due to his acquisition on the open market of shares representing over 5% of the Company’s Common Stock.  Mr. Beaumont received the second and the third final installments of $66,700 due under  the Assignment Agreement from the Company in the years ended December 31, 2011 and 2012, in addition to certain fees paid by JMC to Mr. Beaumont in connection with placement of the engines with new or renewing lessees.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2012

10. Related Party Transactions (continued)

In connection with its Subordinated Notes financing entered into 2007 and 2008, the Company issued warrants to purchase up to 81,224 shares of the Company’s common stock.  The warrants became exercisable on December 30, 2011, and the shares issuable upon exercise of the warrants constitute over 5% of the common stock of the Company.  As a result, the Subordinated Notes purchasers became “related persons” with respect to the Company.   During the years ended December 31, 2012 and 2011, the Company made interest payments totaling $0 and $228,200, respectively, to the Subordinated Notes purchasers.

11. Subsequent Events

In January 2013, the lessee of two of the Company’s Fokker 100 aircraft declared bankruptcy and is in the process of returning the aircraft prior to the scheduled lease expirations in March 2013.  The Company holds $660,000 of security deposits and $6,528,500 received from the prior lessee when its two aircraft leases were assigned to the new lessee upon sale of the original lessee's assets in 2012.  Such payment will be recognized as maintenance reserves revenue in the first quarter of 2013, upon termination of the leases.

In January 2013, the Company purchased two spare TAY650 engines, which will be held and used in connection with maintenance on the Company’s Fokker 100 aircraft.

In January 2013, the Company received notice that a vendor contracted by one of the Company's former customers, which filed for bankruptcy in April 2012, had filed suit against the Company to enforce a lien placed on the aircraft by the vendor for unpaid maintenance work.  The Company intends to contest the basis for the Company's liability for the amount claimed, as well as the validity of the amount of the lien.  The Company believes that if the litigation is not resolved in the Company’s favor, it will not have a material adverse effect on the Company’s financial condition or results of operations.

During February 2013, the Company and the lessee for one of the Company's aircraft reached a settlement in connection with litigation initiated by the lessee in 2012 regarding the return of the aircraft.  Pursuant to the settlement, the Company and the lessee have agreed to a sale of the aircraft to the lessee.  The Company has received a non-refundable deposit and expects the sale to occur in the second quarter of 2013.

In March 2013, the Company’s Credit Facility was increased to $130 million and extended to September 30, 2015, on terms similar to the original agreement.

In March 2013, the Company received proceeds for the sale of one of its Fokker 50 aircraft, which is expected to close by month-end.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of December 31, 2012.

Management’s Annual Report on the Company’s Internal Control Over Financial Reporting. Internal control over financial reporting (“Internal Control”) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  The Company’s management is responsible for establishing and maintaining adequate Internal Control. Management evaluated the Company’s Internal Control based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework and concluded that the Company’s Internal Control was effective as of December 31, 2012.  This report does not include an attestation report on Internal Control by the Company’s independent registered public accounting firm since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control Over Financial Reporting.  No change in Internal Control occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

The information required by this item is included under (i) “Proposal 1: Election of Directors” as it relates to members of the Company’s Board of Directors, including the Company’s Audit Committee and the Company’s Audit Committee financial experts, any changes to procedures by which security holders may recommend nominees to the Company’s Board of Directors, (ii) “Information Regarding the Company’s Directors and Officers” as it relates to the Company’s executive officers, and (iii) “Section 16(a) Beneficial Ownership Reporting Compliance” as it relates to information concerning Section 16(a) beneficial ownership reporting compliance, in the Company’s definitive proxy statement (“Proxy Statement”), to be filed in connection with the Company’s 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

The Company has adopted a code of business conduct and ethics, or code of conduct.  The code of conduct qualifies as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. A copy of the code of conduct is available on the Company’s website at http://www.aerocentury.com or upon written request to the Investor Relations Department, 1440 Chapin Avenue, Suite 310, Burlingame, California 94010.  To the extent required by law, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly. To the extent permitted by such requirements, the Company intends to make such public disclosure on its website in accordance with SEC rules.

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

3.3    Amended and Restated Bylaws of the Company dated January 22, 1999, incorporated by reference to Exhibit 3.1 to the Report on Form 10-KSB for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on March 22, 1999, SEC File No. 001-13387 Film No. 98581428

3.4    Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 6, 2008, incorporated by reference to Exhibit 99.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2008

3.5 Amendment to Bylaws, dated January 30, 2009, incorporated by reference to Exhibit 3.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009

3.6A    mended and Restated Certificate of Designation of the Company dated December 1, 2009, incorporated by reference to Exhibit 3.1 to the Report on Form 8-K filed with the Securities Exchange Commission on December 7, 2009

4.1 Reference is made to Exhibit 3.6

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

10.6 Form of Warrant issued to the Subordinated Lenders incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007

10.7     Investors Rights Agreement between the Company and the Subordinated Lenders incorporated by reference to Exhibit 10.3 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007

10.8    Amendment to Securities Purchase Agreement between the Subordinated Lenders and the Company, incorporated by reference to Exhibit 99 to the Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2008

10.9    Second Amendment to Securities Purchase Agreement between the Subordinated Lenders and the Company, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2008

10.10    Form of Amended and Restated Warrant issued to the Subordinated Lenders incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2008

10.11    Loan and Security Agreement, between the Company, Union Bank, N.A. as agent, and the participating lenders thereunder, dated April 28, 2010, incorporated by reference to Exhibit 10.13 to the Report on Form 10-Q/A for the period ending June 30, 2010, filed with the Securities and Exchange Commission on February 14, 2011

 10.12    Subordination and Intercreditor Agreement, between the Company, Union Bank, N.A. as agent, and the Subordinated Creditors thereunder, dated April 28, 2010, incorporated by reference to Exhibit 10.14 to the Report on Form 10-Q/A for the period ending June 30, 2010, filed with the Securities and Exchange Commission on February 14, 2011

 10.13    Management Fee Subordination Agreement, between the Company, JetFleet Management Corp. and Union Bank, N.A. as agent, dated April 28, 2010, incorporated by reference to Exhibit 10.15 to the Report on Form 10-Q/A for the period ending June 30, 2010, filed with the Securities and Exchange Commission on February 14, 2011

10. 14     Form of Revolving Note dated June 4, 2010, delivered to Umpqua Bank, issued under the Loan and Security Agreement between the Company and Union Bank, as Agent, dated April 28, 2010, incorporated by reference to Exhibit 10.15 to the Report on Form 10-Q/A for the period ending June 30, 2010, filed with the Securities and Exchange Commission on February 14, 2011

10.15    Loan Modification Agreement, between the Company, Union Bank, N.A., California Bank & Trust, Umpqua Bank and U.S. Bank National Association, dated May 13, 2011, incorporated by reference to Exhibit 10.17 to the Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 21, 2011

10.16     Second Loan Modification Agreement, between the Company, Union Bank, N.A., California Bank & Trust, Umpqua Bank and U.S. Bank National Association, dated March 8, 2012, incorporated by reference to Exhibit 10.18 to the Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 9, 2012

10.17     Amended and Restated Loan and Security Agreement between Union Bank, N.A., and the participating lenders thereunder, dated March 13, 2013, incorporated by reference to Exhibit 99.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2013

31.1 Certification of Neal D. Crispin, Chief Executive Officer of AeroCentury Corp., dated March 14, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Toni M. Perazzo, Chief Financial Officer of AeroCentury Corp., dated March 14, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Neal D. Crispin, Chief Executive Officer of AeroCentury Corp., dated March 14, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Toni M. Perazzo, Chief Financial Officer of AeroCentury Corp., dated March 14, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL Instance Document

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

DateMarch 14, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Dated

/s/ Neal D. Crispin	Director, President and Chairman of the Board of	March 14, 2013
Neal D. Crispin	Directors of the Registrant (Principal Executive Officer)

/s/ Toni M. Perazzo	Director, Senior Vice President-Finance and Secretary of the	March 14, 2013
Toni M. Perazzo	Registrant (Principal Financial and Accounting Officer)

/s/ Roy E. Hahn	Director	March 14, 2013
Roy E. Hahn

/s/ Thomas W. Orr	Director	March 14, 2013
Thomas W. Orr

/s/ Evan M. Wallach	Director	March 14, 2013
Evan M. Wallach