Form 10-K
period 2013-03-31
AEROCENTURY CORP
filed 2013-05-14
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 14, 2013 the issuer had 1,606,557 shares of common stock, par value $0.001 per share, issued, of which 63,300 are held as treasury stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) Part I, Item 1, Financial Statements, the Company’s statements that it believes that if certain vendor lien litigation is not resolved in the Company’s favor, there will not be a material adverse effect on the Company’s financial condition or results of operations; that it expects the sale of an aircraft that was the subject of litigation to be completed in the second quarter of 2013; that two Saab 340 airframes are expected to be sold pursuant to consignment agreements; and that it expects the sale of a Fokker 50 to be completed in the second quarter of 2013; (ii) Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements that it believes it will continue to be in compliance with all of the Credit Facility covenants through the term of the Credit Facility; and that the Company will have adequate cash flow to fund operational needs and payments required under its Credit Facility; (ii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements that there is an increased possibility of an unanticipated lessee default due to the slow recovery from the global downturn; that there is an increased possibility that the Company’s current lessees will choose to return leased assets at lease expiration rather than renew the existing leases; that the Company is likely to experience lower on-lease utilization rates and longer lead times for remarketing of returned assets as well as lower rental rates for remarketed assets for the remainder of 2013; that there is likely to be a significant decrease in the pool of customers requiring aircraft; that the Company expects to deliver three Fokker 100 aircraft to a new lessee in the third and fourth quarters of 2013; that available borrowings under the Credit Facility, considering possible lessee arrearages or off-lease periods, will be sufficient to meet its continuing obligations and repayment obligations as well as fund anticipated acquisitions; and that it will be in compliance with the covenants of the Credit Facility through its term; and (iii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” that the Company will have sufficient cash funds to make any required principal repayment that arises due to any borrowing base limitations; that it will be in compliance with the covenants under the Credit Facility through its term; that the availability of financing under the current Credit Facility should be sufficient to fund anticipated asset acquisitions through the term of such facility; that most of the Company’s growth will be outside the United States; that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage new aircraft types and engines; that effective mitigating factors exist against undue compensation-incented risk-taking by JMC; that it is contemplated that the burden and cost of complying with regulatory requirements will fall primarily upon lessees of equipment; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company has sufficient cyber-security measures in place; and that sufficient replacement mechanisms exist in the event of an interruption in its internet communications ability that there would not be a material adverse financial impact on the Company’s business.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the lack of any unexpected lessee defaults or insolvency; compliance by the Company's lessees with obligations under their respective leases, and in particular, the curing of certain lessee arrearages; impact of the current economic downturn or future financial crises, particularly in Europe, on the Company’s customer base of regional air carriers; the continued availability of financing for acquisitions; risks related to use of debt financing for acquisitions; the Company’s success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

AeroCentury Corp.
Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$ 2,403,300	$ 1,596,800
Accounts receivable, including deferred rent of $924,100 and $985,300, net of allowance for doubtful accounts of $2,419,400 and $2,419,400 at March 31, 2013 and December 31, 2012, respectively	2,808,400	3,196,200
Finance leases receivable	1,500,600	1,557,200
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $51,135,100 and $52,244,500 at March 31, 2013 and December 31, 2012, respectively	141,670,800	143,667,700
Assets held for sale	1,601,800	745,400
Prepaid expenses and other	3,227,100	1,663,200
Total assets	$153,212,000	$ 152,426,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$ 1,161,000	$ 1,133,600
Notes payable and accrued interest	67,565,300	67,865,700
Maintenance reserves and accrued maintenance costs	11,117,700	15,356,100
Security deposits	6,591,200	7,001,200
Unearned revenues	631,200	752,400
Deferred income taxes	16,196,600	14,419,200
Income taxes payable	17,500	19,100
Total liabilities	103,280,500	106,547,300

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	35,653,900	31,601,600
	50,435,600	46,383,300
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)
Total stockholders’ equity	49,931,500	45,879,200
Total liabilities and stockholders’ equity	$153,212,000	$152,426,500

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenues and other income:
Operating lease revenue, net	$4,900,200	$5,906,900
Maintenance reserves revenue, net	7,134,300	849,800
Gain on disposal of assets	218,200	-
Other income	550,000	26,600
	12,802,700	6,783,300
Expenses:
Maintenance	2,405,200	754,500
Depreciation	1,746,000	1,486,800
Management fees	1,092,100	986,700
Interest	1,065,600	1,071,900
Professional fees, general and administrative and other	327,000	311,300
Insurance	253,700	132,700
Other taxes	22,600	22,600
	6,912,200	4,766,500

Income before income tax provision	5,890,500	2,016,800
Income tax provision	1,838,200	691,800
Net income	$4,052,300	$1,325,000

Earnings per share:
Basic	$2.63	$0.86
Diluted	$2.56	$0.85
Weighted average shares used in earnings per share computations:
Basic	1,543,257	1,543,257
Diluted	1,582,327	1,550,756

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$3,241,900	$3,621,100

Investing activities:
Proceeds from sale of aircraft, net of re-sale fees	1,686,000	-
Purchases of aircraft and aircraft engines	(1,766,400)	(8,209,100)
Net cash used in investing activities	(80,400)	(8,209,100)

Financing activities:
Borrowings under Credit Facility	-	7,400,000
Repayments of Credit Facility	(300,000)	(500,000)
Debt issuance costs	(2,055,000)	(1,605,000)
Net cash (used in)/provided by financing activities	(2,355,000)	5,295,000

Net increase in cash and cash equivalents	806,500	707,000

Cash and cash equivalents, beginning of period	1,596,800	995,500

Cash and cash equivalents, end of period	$2,403,300	$1,702,500

During the three months ended March 31, 2013 and 2012, the Company paid interest totaling $715,900 and $1,136,000, respectively.  The Company paid no income taxes during the three months ended March 31, 2013 or 2012.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2013

1.Organization and Summary of Significant Accounting Policies

(a)The Company and Basis of Presentation

AeroCentury Corp. (the “Company”), a Delaware corporation incorporated in 1997, acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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
March 31, 2013

1.Organization and Summary of Significant Accounting Policies (continued)

(c)Fair Value Measurements (continued)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table shows by level, within the fair value hierarchy, the fair value of the Company’s assets that are measured and recorded at fair value on a recurring basis:

	March 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds included in cash and cash equivalents	$2,239,800	$2,239,800	$-	$-	$1,239,500	$1,239,500	$-	$-
Total	$2,239,800	$2,239,800	$-	$-	$1,239,500	$1,239,500	$-	$-

As of March 31, 2013 and December 31, 2012, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the carrying value exceeds its fair value. During the quarters ended March 31, 2013 and 2012, there was no recorded impairment of long-lived assets.

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable and amounts borrowed under its credit facility (the “Credit Facility,” as defined in Note 4).  The fair value of accounts receivable, finance leases receivable, and accounts payable approximates the carrying value of these financial instruments.

Borrowings under the Company’s Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rate of this debt agreement approximates current market rates for such indebtedness at the balance sheet date, and therefore that the carrying amount of its floating rate debt at the balance sheet dates approximates its fair value.  The fair value of the Company’s outstanding balance of its Credit Facility would be categorized as Level 3 under the GAAP fair value hierarchy.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2013

1.Organization and Summary of Significant Accounting Policies (continued)

(d)Finance Leases

The leases for one of the Company’s aircraft and one General Electric CT7-9B engine contain lessee purchase options at a price substantially below the asset’s estimated residual value at the exercise date for the option.  Consequently, the Company considers the purchase options to be “bargain purchase options” and has classified such leases as finance leases for financial accounting purposes.  The Company does not include the value, purchase price or accumulated depreciation of finance lease assets on its balance sheet.  Instead, for any finance lease, the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option are reported as a finance lease receivable.  Rental revenue and depreciation expense are not recognized on finance leases.  Rather, the Company accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the lease.  The Company recognized interest earned on finance leases as “other income” in the amount of $30,400 and $23,400 in the three months ended March 31, 2013 and 2012, respectively.

2.Aircraft and Aircraft Engines Held for Lease or Sale

(a)Assets Held for Lease

At March 31, 2013 and December 31, 2012, the Company’s aircraft and aircraft engines, which were on lease or held for lease consisted of the following:

	March 31, 2013		December 31, 2012
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value
Bombardier Dash-8-300	9	25%	9	25%
Fokker 100	7	22%	7	22%
Bombardier Dash-8-Q400	3	19%	3	19%
Fokker 50	12	13%	13	14%
General Electric CF34-8E5 engine	3	7%	3	7%
Saab 340B	4	4%	5	5%
Saab 340B Plus	4	6%	4	6%
deHavilland DHC-8-100	1	1%	1	1%
deHavilland DHC-6	1	1%	1	1%
Tay 650-15 engine	2	1%	-	-
General Electric CT7-9B engine	2	1%	1	-
Saab 340A	1	-	1	-

Net book value excludes the Company’s Saab 340A aircraft and one of its General Electric CT7-9B engines, which are subject to finance leases.

During the first quarter of 2013, the Company sold a Fokker 50 aircraft and recorded a gain of $218,200. During the first quarter of 2013, the Company used cash of $1,766,400 for the purchase and capital improvement of aircraft and engines, and for acquisition costs related to two aircraft purchased in late 2012.

During the first quarter of 2013, the Company extended the leases for six of its aircraft.  The Company also signed a letter of intent for the lease of three of its off-lease Fokker 100 aircraft and subsequently received an initial security deposit.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2013

2.Aircraft and Aircraft Engines Held for Lease or Sale (continued)

(a)Assets Held for Lease (continued)

At March 31, 2013, fourteen of the Company’s assets, comprised of four Fokker 50 aircraft, three Saab 340B aircraft, four Fokker 100 aircraft, two Tay 650-15 engines and one General Electric CT7-9B engine, were off lease. Except for the two Tay 650-15 engines, the Company is seeking re-lease opportunities for the off-lease assets, which represented 21% of the net book value of the Company’s aircraft and engines at March 31, 2013.  The Tay 650-15 engines, which were acquired during the first quarter of 2013, are held as spares and used in connection with required maintenance on the Company’s Fokker 100 aircraft.

In January 2013, the lessee of two of the Company’s Fokker 100 aircraft filed for bankruptcy and returned the aircraft prior to the scheduled lease expirations in March 2013.  The Company held $660,000 of security deposits and $6,528,500 received from the original lessee when the leases on the two aircraft were assigned to the new lessee upon the sale of the original lessee's assets in 2012.  A portion of the security deposits was applied to rent due in January and the balance was recognized as other income.  The $6,528,500 was recognized as maintenance reserves revenue upon termination of the leases in the first quarter of 2013 in connection with the new lessee’s bankruptcy.

In January 2013, the Company received notice that a vendor contracted by one of the Company's former customers, which filed for bankruptcy in April 2012, had filed suit against the Company to enforce a mechanics lien placed on the aircraft by the vendor for unpaid maintenance work.  The Company intends to contest the basis for the Company's liability for the amount claimed, as well as the validity of the amount of the lien.  The Company believes that if the litigation is not resolved in the Company’s favor, there will not be a material adverse effect on the Company’s financial condition or results of operations.

In February 2013, the Company and the lessee for one of the Company's aircraft reached a settlement in connection with litigation initiated by the lessee in 2012 regarding the return of the aircraft.  Pursuant to the settlement, the Company and the lessee have agreed to a sale of the aircraft to the lessee.  The Company has received a non-refundable deposit and expects the sale to be completed in the second quarter of 2013.

(b)Assets Held for Sale

Assets held for sale consist of two Saab 340B airframes and one General Electric CT7-9B engine.  The airframes are expected to be sold pursuant to consignment agreements executed with a maintenance vendor.  During the first quarter of 2013, the Company realized $36,000 of proceeds from sales of airframe parts.  The Company is seeking sales opportunities for the engine.

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

Refundable maintenance reserves received by the Company are accounted for as a liability, which is reduced when maintenance work is performed during the lease and reimbursement to the lessee is paid. Such reserves are refunded after all return conditions and, in some cases, any other payments due under the lease are satisfied.  Any refundable reserves retained by the Company to satisfy return conditions are recorded as revenue when the asset is returned.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2013

3.Maintenance Reserves and Accrued Maintenance Costs (continued)

Non-refundable maintenance reserves are recorded as maintenance reserves revenue (assuming cash is received or collections are reasonably assured).  The timing difference between recording maintenance reserves revenue as usage occurs and recording maintenance expense as maintenance is performed can have material effects on the volatility of reported earnings.

At March 31, 2013 and December 31, 2012, the liability for maintenance reserves and accrued maintenance costs consisted of refundable maintenance payments billed to lessees based on usage and accrued maintenance costs for both off-lease aircraft and lessee maintenance claims for non-refundable maintenance reserves.   Refundable maintenance reserves at December 31, 2012 also included a $6,528,500 payment received from a lessee when its two aircraft leases were assigned to a new lessee upon the sale of the original lessee's assets in 2012.  The subject aircraft were returned to the Company by the new lessee in the first quarter of 2013 in connection with the new lessee’s bankruptcy and the payment was recorded as maintenance reserves revenue.

	March 31, 2013	December 31, 2012
Refundable maintenance reserves	$8,509,500	$14,477,400
Accrued maintenance costs	2,608,200	878,700
	$11,117,700	$15,356,100

Additions to and deductions from the Company’s accrued maintenance costs during the three months ended March 31, 2013 and 2012 for aircraft maintenance were as follows:

	For the Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$878,700	$1,013,400

Additions:
Charged to expense	2,692,600	754,800
Reversals of previously accrued maintenance costs	(287,400)	(300)
Total maintenance expense	2,405,200	754,500
Capital equipment	384,800	46,000
Accrued claims related to refundable maintenance reserves	262,900	292,300
Prepaid maintenance and other	90,500	122,500
Total additions	3,143,400	1,215,300

Deductions:
Payments	1,413,900	1,026,200
Other	-	217,000
Total deductions	1,413,900	1,243,200

Net increase/(decrease) in accrued maintenance costs	1,729,500	(27,900)

Balance, end of period	$2,608,200	$985,500

AeroCentury Corp.-
Notes to Financial Statements (Unaudited)
March 31, 2013

4.Notes Payable and Accrued Interest

At March 31, 2013 and December 31, 2012, the Company’s notes payable and accrued interest consisted of the following:

	March 31,	December 31,
	2013	2012
Credit Facility principal	$67,500,000	$67,800,000
Credit Facility accrued interest	65,300	65,700
	$67,565,300	$67,865,700

In March 2013, the Company’s $90 million Credit Facility (the “Credit Facility”) provided by a syndicate of banks was increased to $130 million and extended to September 30, 2015 on terms similar to the original agreement. The Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

The unused amount of the Credit Facility was $62,500,000 and $22,200,000 as of March 31, 2013 and December 31, 2012; however, the amount available on those respective dates was limited to $12,916,000 and $1,113,500, respectively, because of exclusions of certain assets from the borrowing base.

The weighted average interest rate on the Credit Facility was 4.00% at March 31, 2013 and December 31, 2012.

5.Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
	2013	2012
Net income	$4,052,300	$1,325,000

Weighted average shares outstanding for the period	1,543,257	1,543,257
Dilutive effect of warrants	39,070	7,499
Weighted average diluted shares used in calculation of diluted earnings per share	1,582,327	1,550,756

Basic earnings per share	$2.63	$0.86
Diluted earnings per share	$2.56	$0.85

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

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2013

6. Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the Management Agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company incurred management fees of $1,092,100 and $986,700 during the quarters ended March 31, 2013 and 2012, respectively.  The Company paid acquisition fees totaling $60,000 and $290,000 during the quarters ended March 31, 2013 and 2012, which were included in the cost basis of the asset purchased. The Company paid remarketing fees of $68,000 and $0 to JMC during the quarters ended March 31, 2013 and 2012, respectively.  Such fees are amortized over the applicable lease term or included in the gain on sale recognized upon sale of the applicable asset.

In August 2009, the Company entered into an agreement (the "Assignment Agreement") with Lee G. Beaumont in which Mr. Beaumont assigned to the Company his rights to purchase certain aircraft engines from an unrelated third party seller.  In January 2012, Mr. Beaumont became a “related person” with respect to the Company due to his open market acquisitions of shares representing over 5% of the Company’s common stock.  Mr. Beaumont received the third and final installment of $66,700 due under the Assignment Agreement from the Company in the third quarter of 2012.  Mr. Beaumont also receives certain fees from JMC in connection with placement of the engines with new or renewing lessees.

Warrants issued to a group of funds affiliated with Whitebox Advisors, LLC in connection with a subordinated debt financing, which was paid in full in December 2011, became exercisable on December 30, 2011, and the shares issuable upon exercise of the warrants constitute over 5% of the common stock of the Company.  As a result, the warrant holders became “related persons” with respect to the Company.  The warrants expire on December 31, 2015.

7. Subsequent Events

In April 2013, the Company executed a letter of intent to sell a Fokker 50 aircraft that was returned at lease end in April, and received a refundable deposit from the buyer.  The Company expects the sale to be completed in the second quarter of 2013.

In April 2013, the Company borrowed $2,000,000 under the Credit Facility to purchase a Saab 340B Plus aircraft on lease to an existing customer in Thailand, with a lease term expiring in the fourth quarter of 2017.  The Company also delivered a General Electric CT7-9B to the same customer.  The engine is subject to a finance lease expiring in the second quarter of 2017.

In May 2013, the Company received approximately $785,000 from a customer for rent and refundable maintenance reserves, which were due in late 2012 and early 2013.  As a result of payment delinquencies by this customer, the Company had not previously recorded such amounts and will recognize them in the second quarter of 2013.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2012 and the unaudited financial statements and related notes that appear elsewhere in this report.

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

Results of Operations

Quarter ended March 31, 2013 compared to the quarter ended March 31, 2012

The Company recorded net income of $4.1 million in the quarter ended March 31, 2013 compared to net income of $1.3 million the same period of 2012.

Operating lease revenue decreased 17% from $5.9 million in the first quarter of 2012 to $4.9 million in the first quarter of 2013, primarily reflecting lower portfolio utilization and reduced revenue for leases under which the Company does not record revenue in advance of receipt as a result of substantial uncertainty of collectability.  The effects of these decreases were partially offset by increases in operating lease revenue from assets purchased during 2012.  The average net book value of lease equipment during the first quarters of 2013 and 2012 was approximately $143.4 million and $138.6 million, respectively, representing an increase of 3%.  The average utilization during the first quarters of 2013 and 2012 was 81% and 87% respectively. At March 31, 2013 and 2012, respectively, approximately 79% and 88% of equipment held for lease, based on net book value, was on lease.

Maintenance reserve revenue for the quarter ended March 31, 2013 increased 740% to $7.1 million from $0.8 in the first quarter of 2012. The increase was principally due to the recognition of a one-time payment of $6.5 million received from the prior lessee of two of the Company’s aircraft when the leases were assigned to a new lessee in 2012 and recognized as maintenance reserves revenue upon termination of the leases in the first quarter of 2013.

During the first quarter of 2013, the Company recorded a gain of $0.2 million related to the sale of an aircraft.  The Company also recorded $0.5 million of other income related to security deposits retained upon early termination of two leases following the lessee’s bankruptcy in January 2013.

The Company’s maintenance expense increased 219% to $2.4 million in the first quarter of 2013 from $0.8 million in the same period of 2012, primarily as a result of increases in maintenance performed on off-lease aircraft and maintenance performed by lessees using non-refundable reserves.  During the first quarters of 2013 and 2012, $0.7 million and $0.5 million, respectively, of the Company’s maintenance expense was funded by non-refundable maintenance reserves that had been previously recorded as revenue when earned.

During the first quarters of 2013 and 2012, the Company added equipment to the lease portfolio of approximately $1.8 million and $8.2 million, respectively.  The Company sold equipment with a book value of approximately $1.4 million and $0 during the quarters ended March 31, 2013 and 2012, respectively.  Depreciation and management fees increased by 17% and 11%, respectively, from year to year as a result of the net increase in the size of the Company’s aircraft and engine portfolio.

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

The Company borrowed $0 and $7.4 million under the Credit Facility during the first quarters of 2013 and 2012, respectively.   The Company repaid $0.3 million and $0.5 million of its Credit Facility debt during the first quarters of 2013 and 2012, respectively.

As of May 14, 2013, the Company had an outstanding balance of $69.5 million under the Credit Facility.  The outstanding balance is $60.5 million less than the maximum amount of the Credit Facility, but the exclusion of certain off-lease assets from the collateral base, and reduced advance rates for other assets included in the collateral base have limited the amount available to be drawn by the Company under the Credit Facility to $12.8 million.

As of March 31, 2013 and December 31, 2012, the Company was in compliance with all covenants under the Credit Facility agreement.  Although the Company believes it will continue to be in compliance with all of the Credit Facility covenants through the term of the Credit Facility, there can be no assurance of such compliance. Any default under the Credit Facility, if not cured within the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  Among the more significant factors that could have an impact on the accuracy of cash flow assumptions are (i) lessee non-performance or non-compliance with lease obligations, (ii) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rental rates for the asset, (iii) lessee performance of maintenance, and payment of related maintenance claims, earlier than anticipated, (iv) inability to locate and acquire a sufficient volume of additional assets at prices that will produce acceptable net returns, (v) an increase in interest rates and (vi) any one or a combination of the above factors that causes the Company to violate covenants under the Credit Facility agreement, which may in turn require repayment of some or all of the amounts outstanding under the Credit Facility.

(i)Operating activities

The Company’s cash flow from operations decreased by $0.4 million in the quarter ended March 31, 2013 compared to the same period in 2012.  As discussed below, the change in cash flow was primarily a result of a decrease in payments for rent, the effect of which was partially offset by increases in cash received for maintenance reserves and security deposits and a decrease in expenditures for interest.

Payments for operating lease revenue and maintenance reserves revenue

Payments received from lessees for rent decreased by $1.0 million in the first quarter of 2013 compared to the same period in 2012 primarily due to an increase in the number of off-lease assets in the 2013 period. Payments received for maintenance reserves increased by $0.3 million in the first quarter of 2013 compared to the same period in 2012, as a result of asset acquisitions.

The Company is receiving no lease revenue for its assets that are currently off lease, which assets are comprised of four Fokker 50 aircraft, three Saab 340B aircraft, four Fokker 100 aircraft and two Tay 650-15 engines.  The Tay 650-15 engines, which were acquired during the first quarter of 2013, are being held as spares and used in connection with required maintenance on the Company’s Fokker 100 aircraft.

Payments for security deposits

Payments for security deposits increased by $0.2 million in the first quarter of 2013 compared to the same period of 2012 as a result of a deposit received for the sale of an aircraft, which the Company expects to occur in the second quarter of 2013.

Payments for interest

The Company’s payments for interest decreased by $0.4 million in the first quarter of 2013 compared to the same quarter in 2012, as a result of a lower average outstanding principal balance on the Credit Facility in the first quarter of 2013 as compared to the first quarter of 2012, offset by the payment in January 2012 of a portion of the interest accrued on the Credit Facility in late 2011.

(ii)Investing activities

During the first quarters of 2013 and 2012, the Company received cash of $1.7 million and $0, respectively, from the sale of aircraft.  During the same time periods, the Company used cash of $1.8 million and $8.2 million, respectively, for the purchase and capital improvement of aircraft.

(iii)Financing activities

The Company borrowed $0 and $7.4 million under the Credit Facility during the first quarters of 2013 and 2012, respectively.  In these same time periods, the Company repaid $0.3 million and $0.5 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow.  During the first quarters of 2013 and 2012, the Company paid $2.1 million and $1.6 million of fees related to the extension of the Company’s Credit Facility.  Such fees are amortized over the term of the Credit Facility.

Outlook

(a) General

The slow recovery from the global downturn has resulted in a significant reduction in airline passenger volume and, in reaction to that, a reduction in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially Europe.  This presents a challenging environment for the Company in three respects:

•    There is an increased possibility of an unanticipated lessee default, as evidenced by the bankruptcies of two of the Company’s customers during the second quarter of 2012, and another recently in January 2013.  A lessee’s default and the unscheduled return of an asset to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee’s default on its maintenance and return condition obligations. The Company monitors the performance of all of its customers and has noted that several of the Company’s customers have experienced weakened financial conditions and operating results and have not yet achieved financial stability.

•    There is an increased possibility that the Company’s current lessees will choose to return leased assets at lease expiration rather than renew the existing leases, notwithstanding that any such lessee may incur significant expenses to satisfy return conditions.  Due to decreased demand for aircraft capacity, it is likely that the Company will experience lower on-lease utilization rates and longer lead times for remarketing of returned assets, as well as lower rental rates for remarketed assets, as was the case with several lease extensions and re-leases since 2011. This trend is expected to continue to affect the Company’s operating revenue for the remainder of 2013.

•    Finally, there are fewer opportunities for acquisitions.  The Company’s customers are generally carriers needing additional aircraft to expand their route systems or increase frequencies.  In the current environment of diminished demand for leisure and business air travel and consequently reduced capacity by carriers, there is likely to be a significant decrease in the pool of such customers requiring aircraft.

(b)Remarketing Efforts

Unless they are renewed, leases for five of the Company’s assets will expire during the remainder of 2013.

The Company is seeking remarketing opportunities for the following assets, which are off lease as of May 14, 2013:

• Four of the six Fokker 50 aircraft that were returned in the second quarter of 2012;

• Three Saab 340B aircraft, which were also returned in the second quarter of 2012; and

• One Fokker 100 aircraft, which was returned to the Company in early 2013.

During the first quarter of 2013, the Company signed a letter of intent for the lease of its other three off-lease Fokker 100 aircraft and received an initial deposit.  The Company expects to deliver the aircraft in the third and fourth quarters of 2013.

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

Although the Company believes it will be in compliance with the covenants under the Credit Facility through its term, as discussed below in “Factors that May Affect Future Results – Credit Facility Obligations,” there can be no assurance of such compliance.  Any default under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

In addition, a successful investment in an asset subject to a lease depends in part upon having the asset returned by the lessee in the condition as required under the lease.  Each lease typically obligates a customer to return an asset to the Company in a specified condition, which generally requires it be returned in equal or better condition than at delivery to the lessee.  If the lessee becomes insolvent during the term of its lease and the Company has to repossess the asset from the lessee, it is unlikely that the lessee will have the financial ability to meet these return obligations and it is likely that the Company would be required to expend funds in excess of the maintenance reserves collected to return the asset to a remarketable condition.  If the lessee files for bankruptcy and rejects the aircraft lease, although the lessee is required to return the aircraft, the lessee is relieved from all further obligations under the lease, including the obligation to return the aircraft in the condition required under the lease.  In that case, it is also likely that the Company would be required to expend funds in excess of the maintenance reserves collected to return the asset to a remarketable condition.

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

If a lessee that is a certified U.S. airline were in default under a lease and sought protection under Chapter 11 of the United States Bankruptcy Code, Section 1110 of the Bankruptcy Code would automatically prevent the Company from exercising any remedies against such lessee for a period of 60 days.  After the 60-day period had passed, the lessee would have to agree to perform the lease obligations and cure any defaults, or the Company would have the right to repossess the equipment.  This procedure under the Bankruptcy Code has been subject to significant litigation, however, and it is possible that the Company’s enforcement rights may be further adversely affected by a bankruptcy filing by a defaulting lessee.

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

Credit Facility Obligations. Under the Credit Facility, the amount available to be borrowed is limited to the total amount of asset-specific advance rates (expressed as a percentage of each asset's net book or appraised value).  Lessee arrearages or asset off-lease periods may reduce the advance rate for the related assets and, therefore, the permitted borrowing under the facility.  Amounts subject to deferral agreements also reduce the borrowing base.  The Company believes it will have sufficient cash funds to make any required principal repayment that arises due to any such borrowing base limitations. Although the Company believes, based in part on certain assumptions discussed below, that it will continue to be in compliance with the covenants under the Credit Facility through its term, there can be no assurance that the Company’s assumptions will be correct, and if not, the Company will need to seek waivers from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Risks of Debt Financing.  The Company’s use of debt as the primary form of acquisition financing subjects the Company to increased risks associated with leveraging.  In addition to payment obligations, the Credit Facility agreement includes financial covenants, including requiring the company to have positive earnings, meet minimum net worth standards and be in compliance with certain financial ratios.  The Company’s assets secure its debt financing, and any default in payment obligations or other covenants under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

Availability of Financing. The Company believes that the availability of financing under the current Credit Facility should be sufficient to fund anticipated asset acquisitions through the term of such facility, which was recently extended to September 30, 2015. The Company’s continued growth will depend on its ability to continue to obtain capital, either through debt or equity financings. The financial markets have experienced significant setbacks that have made access to capital more costly and difficult. As a result, commercial lending origination has dramatically decreased, and asset-based debt financing remains difficult to obtain.  There can be no assurance that the Company’s belief regarding the availability of financing under the current Credit Facility will prove to be correct, or that the Company will succeed in finding additional funding, and if such financing is found, it may be on terms less favorable than the Company’s current debt financings.

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

Economic downturns can affect certain regions of the world more than others.  As the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases assets could have a significant adverse impact on the Company. Currently, 33%, 21%, 21% and 16% of the Company’s lease revenue comes from the African, Caribbean, Asian and European regions, respectively, with two, two, four and three lessees, respectively.

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

Concentration of Lessees and Aircraft Type. For the month ended April 30, 2013, based on monthly operating lease revenue and interest income from finance leases, the Company’s three largest customers were located in Mozambique, Antigua and Norway and accounted for a total of approximately 58% of the Company’s monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results and borrowing base under the Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. Such concentration of lessee credit risk decreases as the Company leases additional assets to new lessees.

As of April 30, 2013, the Company owned nine Bombardier Dash-8-300, seven Fokker 100, three Bombardier Dash-8-Q400 and twelve Fokker 50 aircraft, making these four aircraft types the dominant types in the portfolio and representing 25%, 22%, 19% and 13%, respectively, of net book value. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

Risks Related to Regional Air Carriers.  The Company’s continued focus on its customer base of regional air carriers subjects the Company to additional risks.  Some of the lessees in the regional air carrier market are companies that are start-up, low-capital, and/or low-margin operators.  Often, the success of such carriers depends on contractual arrangements with major trunk carriers or franchises from governmental agencies that provide subsidies for operating essential air routes, both of which may be subject to termination or cancellation with short notice periods.  Regional carriers, even if financially strong, that are owned by, or are a sister corporation of, an established major carrier can also be swept into bankruptcy if the major carrier files for bankruptcy or becomes insolvent.  Two of the Company's regional air carrier customers, one located in the United States and the other in Sweden, filed for bankruptcy in 2012, and one located in Germany has filed for bankruptcy in 2013.

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

Engine Leasing Risk.  The Company currently has eight engines in its portfolio, making up 9% of the Company’s total net book value of aircraft and aircraft engines held for lease. The Company may from time to time lease one or more of these engines under industry standard short-term engine leases, which place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer’s warranty or is not otherwise caused by circumstances that the lessee is required to cover, the Company’s investment in the engine could be a significant loss or the Company might incur a significant maintenance expense.

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

Reliance on JMC.  All management of the Company is performed by JMC under a twenty-year Management Agreement between the Company and JMC that expires in April of 2018 and provides for an asset-based management fee.  JMC is not a fiduciary of the Company or its stockholders. The Company’s Board of Directors (the “Board”) has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company’s relationship with JMC and the performance of JMC's obligations to the Company under the Management Agreement, as it would have for any third party service provider to the Company.  While JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, all of the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and its stockholders.  In addition, certain officers of the Company hold significant ownership positions in the Company and JHC, the parent company of JMC.

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

Warrants.  As part of a previous subordinated debt financing, which was fully repaid in December of 2011, the Company issued warrants to purchase up to 81,224 shares of the Company’s common stock that are currently exercisable (and expire on December 31, 2015) and represent approximately 5% of the post-exercise fully diluted capitalization of the Company.  The exercise price of the warrants is $8.75 per share.  If the warrants to purchase shares are exercised at a time when the exercise price is less than the fair market value of the Company’s common stock, there will be dilution to the existing holders of common stock.  This dilution of the Company’s common stock could depress its trading price.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

This report does not include information described under Item 3 of Form 10-Q pursuant to the rules of the Securities and Exchange Commission that permit "smaller reporting companies" to omit such information.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting.  No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AEROCENTURY CORP.

Date: May 14, 2013	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer