Form 10-Q
period 2013-06-30
AEROCENTURY CORP
filed 2013-08-07
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 7, 2013 the issuer had 1,606,557 shares of common stock, par value $0.001 per share, issued, of which 63,300 are held as treasury stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Part I, Item 1, Financial Statements, the Company’s statement that it expects the delivery of an off lease Fokker 100 aircraft to a Romanian lessee in August of 2013; (ii) in Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statement that the Company will have adequate cash flow to fund operational needs and payments required under its Credit Facility; (iii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements that there is an increased possibility of an unanticipated lessee default due to the slow recovery from the global downturn; that there is an increased possibility that the Company’s current lessees will choose to return leased assets at lease expiration rather than renew the existing leases; that the Company is likely to experience lower on-lease utilization rates and longer lead times for remarketing of returned assets as well as lower rental rates for remarketed assets for the remainder of 2013; that there is likely to be a significant decrease in the pool of customers requiring aircraft; and that available borrowings under the Credit Facility, considering possible lessee arrearages or off-lease periods, will be sufficient to meet its continuing obligations and repayment obligations as well as fund anticipated acquisitions; and (iv) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” that the Company will have sufficient cash funds to make any required principal repayment that arises due to any borrowing base limitations; that the availability of financing under the current Credit Facility should be sufficient to fund anticipated asset acquisitions through the term of such facility; that most of the Company’s growth will be outside the United States; that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage new aircraft types and engines; that effective mitigating factors exist against undue compensation-incented risk-taking by JMC; that it is contemplated that the burden and cost of complying with regulatory requirements will fall primarily upon lessees of equipment; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company has sufficient cyber-security measures in place; and that sufficient replacement mechanisms exist in the event of an interruption in its internet communications ability that there would not be a material adverse financial impact on the Company’s business.

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

Item 1.Financial Statements.

AeroCentury Corp.
Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$7,647,000	$1,596,800
Accounts receivable, including deferred rent of $870,800 and $985,300, net of allowance for doubtful accounts of $2,419,400 and $2,419,400 at June 30, 2013 and December 31, 2012, respectively	2,873,400	3,196,200
Finance leases receivable	2,007,600	1,557,200
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $51,385,300 and $52,244,500 at June 30, 2013 and December 31, 2012, respectively	140,102,000	143,667,700
Assets held for sale	1,447,800	745,400
Prepaid expenses and other	2,948,500	1,663,200

Total assets	$157,026,300	$152,426,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$1,013,800	$1,133,600
Notes payable and accrued interest	69,630,700	67,865,700
Maintenance reserves and accrued maintenance costs	11,453,800	15,356,100
Security deposits	6,871,200	7,001,200
Unearned revenues	606,500	752,400
Deferred income taxes	16,222,600	14,419,200
Income taxes payable	394,500	19,100

Total liabilities	106,193,100	106,547,300

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	36,555,600	31,601,600
	51,337,300	46,383,300
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)

Total stockholders’ equity	50,833,200	45,879,200

Total liabilities and stockholders’ equity	$157,026,300	$152,426,500

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Operations
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
Revenues and other income:

Operating lease revenue, net	$9,573,100	$11,595,900	$4,672,800	$5,689,000
Maintenance reserves revenue, net	7,703,600	1,763,000	569,300	913,200
Gain on disposal of assets and other income	2,769,200	927,600	2,001,100	901,000

	20,045,900	14,286,500	7,243,200	7,503,200
Expenses:

Maintenance	3,788,700	2,367,100	1,383,600	1,612,600
Depreciation	3,549,400	2,979,500	1,803,400	1,492,700
Management fees	2,164,500	1,993,400	1,072,400	1,006,700
Interest	2,068,100	2,225,000	1,002,500	1,153,100
Professional fees, general and administrative and other	669,400	627,900	320,000	294,000
Insurance	552,000	319,300	298,000	186,600
Bad debt expense	-	310,300	-	310,300

	12,792,100	10,822,500	5,879,900	6,056,000

Income before income tax provision	7,253,800	3,464,000	1,363,300	1,447,200

Income tax provision	2,299,800	1,178,500	461,600	486,700

Net income	$4,954,000	$2,285,500	$901,700	$960,500

Earnings per share:
Basic	$3.21	$1.48	$0.58	$0.62
Diluted	$3.12	$1.47	$0.57	$0.61
Weighted average shares used in earnings per share computations:
Basic	1,543,257	1,543,257	1,543,257	1,543,257
Diluted	1,585,666	1,557,810	1,588,331	1,563,580

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$5,403,700	$8,463,500

Investing activities:
Proceeds from disposal of assets, net of re-sale fees	5,090,500	3,402,800
Purchases of aircraft and aircraft engines	(4,089,000)	(25,640,900)
Net cash provided by/(used in) investing activities	1,001,500	(22,238,100)

Financing activities:
Borrowings under Credit Facility	2,000,000	19,900,000
Repayments of Credit Facility	(300,000)	(2,300,000)
Debt issuance costs	(2,055,000)	(1,605,000)
Net cash (used in)/provided by financing activities	(355,000)	15,995,000

Net increase in cash and cash equivalents	6,050,200	2,220,400

Cash and cash equivalents, beginning of period	1,596,800	995,500

Cash and cash equivalents, end of period	$7,647,000	$3,215,900

During the six months ended June 30, 2013 and 2012, the Company paid interest totaling $1,424,300 and $1,877,600, respectively. The Company paid income taxes of $800 and $2,100 during the six months ended June 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
June 30, 2013

1.Organization and Summary of Significant Accounting Policies

(a)The Company and Basis of Presentation

AeroCentury Corp. (the “Company”), a Delaware corporation incorporated in 1997, acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The most significant estimates with regard to these financial statements are the residual values and useful lives of the assets, the amount and timing of cash flows associated with each asset that are used to evaluate whether assets are impaired, accrued maintenance costs, accounting for income taxes, and the amounts recorded as allowances for doubtful accounts.

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
June 30, 2013

1.Organization and Summary of Significant Accounting Policies (continued)

(c)Fair Value Measurements (continued)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table shows by level, within the fair value hierarchy, the fair value of the Company’s assets that are measured and recorded at fair value on a recurring basis:

	June 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds included in cash and cash equivalents	$6,640,500	$6,640,500	$-	$-	$1,239,500	$1,239,500	$-	$-

Total	$6,640,500	$6,640,500	$-	$-	$1,239,500	$1,239,500	$-	$-

As of June 30, 2013 and December 31, 2012, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the carrying value exceeds its fair value. During the three months and six months ended June 30, 2013 and 2012, there were no recorded impairments of long-lived assets.

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable and amounts borrowed under its credit facility (the “Credit Facility,” as defined in Note 4).  The fair value of accounts receivable, finance leases receivable, accounts payable and the refundable reserves portion of the Company’s maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments.

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
June 30, 2013

1.Organization and Summary of Significant Accounting Policies (continued)

(d)Finance Leases

The leases for one of the Company’s aircraft and two engines contain lessee purchase options at prices substantially below the assets’ estimated residual values at the exercise date for the option.  Consequently, the Company considers the purchase options to be “bargain purchase options” and has classified such leases as finance leases for financial accounting purposes.  The Company does not include the value, purchase price or accumulated depreciation of finance lease assets on its balance sheet.  Instead, the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option are reported as a finance lease receivable.  Rental revenue and depreciation expense are not recognized on finance leases.  Rather, the Company accrues interest on the balance of the finance leases receivable based on the interest rate inherent in the applicable lease.  The Company recognized interest earned on finance leases as “other income” in the amount of $34,600 and $22,600 in the quarters ended June 30, 2013 and 2012, respectively, and $65,000 and $46,000 in the six months ended June 30, 2013 and 2012, respectively.

2.Aircraft and Aircraft Engines Held for Lease or Sale

(a)Assets Held for Lease

At June 30, 2013 and December 31, 2012, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following:

	June 30, 2013		December 31, 2012
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value
Bombardier Dash-8-300	9	25%	9	25%
Fokker 100	7	22%	7	22%
Bombardier Dash-8-Q400	3	19%	3	19%
Fokker 50	12	13%	13	14%
General Electric CF34-8E5 engine	3	7%	3	7%
Saab 340B	4	4%	5	5%
Saab 340B Plus	5	8%	4	6%
deHavilland DHC-8-100	-	-	1	1%
deHavilland DHC-6	1	1%	1	1%
Tay 650-15 engine	2	1%	-	-
General Electric CT7-9B engine	2	-	1	-
Saab 340A	1	-	1	-

Net book value excludes the Company’s Saab 340A aircraft and the two General Electric CT7-9B engines, which are subject to finance leases.

During the second quarter of 2013, the Company purchased a Saab 340B Plus aircraft on lease to an existing customer in Thailand, with a lease term expiring in the fourth quarter of 2017.  The Company also delivered a General Electric CT7-9B engine to the same customer, with a finance lease expiring in the second quarter of 2017.  During the second quarter of 2013, the Company used cash of $2,323,000 for the purchase and capital improvement of aircraft.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
June 30, 2013

2.Aircraft and Aircraft Engines Held for Lease or Sale (continued)

(a)Assets Held for Lease (continued)

In February 2013, the Company and the lessee for one of the Company's aircraft reached a settlement in connection with litigation initiated by the lessee in 2012 regarding the return of the aircraft.  Pursuant to the settlement, the Company and the lessee agreed to a sale of the aircraft to the lessee.  The sale closed in June 2013, and the Company recognized a gain of $1,871,000.

During the second quarter of 2013, the Company extended the lease for its deHavilland DHC-6 aircraft.

At June 30, 2013, fourteen of the Company’s assets, comprised of five Fokker 50 aircraft, three Saab 340B aircraft, four Fokker 100 aircraft and two Tay 650-15 engines, which represented 23% of the net book value of the Company’s aircraft and engines, were off lease.  In July 2013, the Company sold one of its off-lease Fokker 50 aircraft, re-leased one of its off-lease Saab 340B aircraft for a term of four years and signed a lease for one of its off-lease Fokker 100 aircraft.  Except for the two Tay 650-15 engines, the Company is seeking re-lease opportunities for the other off-lease assets.  The Tay 650-15 engines, which were acquired during the first quarter of 2013, are held as spares and used in connection with required maintenance on the Company’s Fokker 100 aircraft.

 (b)Assets Held for Sale

Assets held for sale are carried at their estimated fair values, less costs to sell.  At June 30, 2013, such assets consisted of two Saab 340B airframes and one General Electric CT7-9B engine. The various components of the airframes are in the process of being sold pursuant to consignment agreements executed with a maintenance vendor.  During the second quarter of 2013, the Company realized $171,700 of proceeds from sales of airframe parts.  The Company is seeking sales opportunities for the engine.  No adjustments to the carrying value of the Company’s assets held for sale were recorded during the three months or six months ended June 30, 2013 and 2012.

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
June 30, 2013

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

At June 30, 2013 and December 31, 2012, the liability for maintenance reserves and accrued maintenance costs consisted of refundable maintenance payments billed to lessees based on usage and accrued maintenance costs for both off-lease aircraft and lessee maintenance claims for non-refundable maintenance reserves.  Refundable maintenance reserves at December 31, 2012 also included a $6,528,500 payment received from a lessee when its two aircraft leases were assigned to a new lessee upon the sale of the original lessee's assets in 2012.  The subject aircraft were returned to the Company by the new lessee in the first quarter of 2013 in connection with the new lessee’s bankruptcy and the payment was recorded as maintenance reserves revenue.  At June 30, 2013 and December 31, 2012, the Company’s maintenance reserves and accrued maintenance costs consisted of the following:

	June 30, 2013	December 31, 2012
Refundable maintenance reserves	$9,722,400	$14,477,400
Accrued maintenance costs	1,731,400	878,700
	$11,453,800	$15,356,100

Additions to and deductions from the Company’s accrued maintenance costs during the six months ended June 30, 2013 and 2012 for aircraft maintenance were as follows:

	For the Six Months Ended June 30,
	2013	2012
Balance, beginning of period	$878,700	$1,013,400

Additions:
Charged to expense	3,788,700	2,367,100
Capital equipment	384,800	64,800
Accrued claims related to refundable maintenance reserves	388,200	578,100
Prepaid maintenance and other	31,800	32,900
Total additions	4,593,500	3,042,900

Deductions:
Payments	3,182,600	1,960,500
Other	558,200	479,800
Total deductions	3,740,800	2,440,300

Net increase in accrued maintenance costs	852,700	602,600

Balance, end of period	$1,731,400	$1,616,000

AeroCentury Corp.-
Notes to Financial Statements (Unaudited)
June 30, 2013

4.Notes Payable and Accrued Interest

At June 30, 2013 and December 31, 2012, the Company’s notes payable and accrued interest consisted of the following:

	June 30,	December 31,
	2013	2012
Credit Facility principal	$69,500,000	$67,800,000
Credit Facility accrued interest	130,700	65,700
	$69,630,700	$67,865,700

In March 2013, the Company’s Credit Facility (the “Credit Facility”) provided by a syndicate of banks was increased from $90 million to $130 million and the maturity date was extended to September 30, 2015 on terms similar to the original agreement. The Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

The unused amount of the Credit Facility was $60,500,000 and $22,200,000 as of June 30, 2013 and December 31, 2012, respectively; however, the amount available on those respective dates was limited to $11,161,500 and $1,113,500, respectively, due to borrowing base limitations.

The weighted average interest rate on the Credit Facility was 4.00% at June 30, 2013 and December 31, 2012.

5.Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
Net income	$4,954,000	$2,285,500	$901,700	$960,500

Weighted average shares outstanding for the period	1,543,257	1,543,257	1,543,257	1,543,257
Dilutive effect of warrants	42,409	14,553	45,074	20,323
Weighted average diluted shares used in calculation of diluted earnings per share	1,585,666	1,557,810	1,588,331	1,563,580

Basic earnings per share	$3.21	$1.48	$0.58	$0.62
Diluted earnings per share	$3.12	$1.47	$0.57	$0.61

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
June 30, 2013

6.   Related Party Transactions

The Company’s portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company. Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company, provided that the aggregate purchase price, including chargeable acquisition costs and any acquisition fee, does not exceed the fair market value of the asset based on appraisal, and may receive a remarketing fee in connection with the sale or re-lease of the Company’s assets. The Company incurred management fees of $1,072,400 and $1,006,700 during the quarters ended June 30, 2013 and 2012, respectively, and $2,164,500 and $1,993,400 during the six months ended June 30, 2013 and 2012, respectively.  The Company paid acquisition fees totaling $88,000 and $604,000 during the quarters ended June 30, 2013 and 2012, respectively, and $148,000 and $894,000 during the six months ended June 30, 2013 and 2012, respectively, which were included in the cost basis of the asset purchased. The Company paid remarketing fees of $173,000 and $144,000 to JMC during the quarters ended June 30, 2013 and 2012, respectively, and $241,000 and $144,000 during the six months ended June 30, 2013 and 2012, respectively.  Such fees are amortized over the applicable lease term or included in the gain on sale recognized upon sale of the applicable asset.

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

7.   Subsequent Events

In July 2013, the Company leased one of its Saab 340B aircraft to a new customer in Ukraine for a term of 48 months.

In July 2013, the Company sold a Fokker 50 aircraft that had been returned during the second quarter.  The Company recorded a gain of approximately $523,000.

In July 2013, the Company signed a three-year lease with a new customer in Romania for one of the Company’s off-lease Fokker 100 aircraft.  Delivery is expected in August 2013.

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

Results of Operations

Quarter ended June 30, 2013 compared to the quarter ended June 30, 2012

The Company recorded net income of $0.9 million in the quarter ended June 30, 2013 compared to net income of $1.0 million in the same period of 2012.

Operating lease revenue decreased 18% from $5.7 million in the second quarter of 2012 to $4.7 million in the second quarter of 2013, primarily reflecting lower portfolio utilization and reduced revenue for leases under which the Company does not record revenue in advance of cash receipt as a result of substantial uncertainty of collectability.  The effects of these decreases were partially offset by increases in operating lease revenue from assets purchased during 2012.  The average net book value of leased equipment during the second quarters of 2013 and 2012 was approximately $141.7 million and $135.2 million, respectively, representing an increase of 5%.  The average utilization during the second quarters of 2013 and 2012 was 78% and 88% respectively. At June 30, 2013 and 2012, respectively, approximately 77% and 83% of equipment held for lease, based on net book value, was on lease.

Maintenance reserve revenue for the quarter ended June 30, 2013 decreased 38% to $0.6 million from $0.9 million in the second quarter of 2012, primarily reflecting reduced revenue for a lease under which the Company does not record revenue in advance of cash receipt as a result of substantial uncertainty of collectability.

During the quarter ended June 30, 2013, the Company sold a deHavilland DHC-8-100 aircraft and recorded a gain of approximately $1.9 million.  During the quarter ended June 30, 2012, the Company sold a deHavilland DHC-8-100 aircraft and recorded a gain of approximately $0.9 million.

The Company’s maintenance expense decreased 14% to $1.4 million in the second quarter of 2013 from $1.6 million in the same period of 2012, primarily as a result of a decrease in maintenance performed by lessees using non-refundable reserves, which was partially offset by an increase in maintenance performed by the Company on off-lease aircraft.  During the second quarters of 2013 and 2012, $0.5 million and $0.7 million, respectively, of the Company’s maintenance expense was funded by non-refundable maintenance reserves that had been previously recorded as revenue when earned.

During the second quarters of 2013 and 2012, the Company added equipment to the lease portfolio of approximately $2.3 million and $17.5 million, respectively.  The Company sold equipment with a book value of approximately $2.1 million and $2.6 million during the quarters ended June 30, 2013 and 2012, respectively.  Depreciation and management fees increased by 21% and 7%, respectively, from year to year as a result of the net increase in the size of the Company’s aircraft and engine portfolio.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The Company recorded net income of $5.0 million in the six months ended June 30, 2013 compared to net income of $2.3 million in the same period of 2012.

Operating lease revenue decreased 17% from $11.6 million in the six months ended June 30, 2012 to $9.6 million in the same period of 2013, primarily reflecting lower portfolio utilization and reduced revenue for leases under which the Company does not record revenue in advance of cash receipt as a result of substantial uncertainty of collectability.  The effects of these decreases were partially offset by increases in operating lease revenue from assets purchased during 2012.  The average net book value of leased equipment during the six months ended June 30, 2013 and 2012 was approximately $142.6 million and $133.4 million, respectively, representing an increase of 7%.  The average utilization during the first six months of 2013 and 2012 was 79% and 87%, respectively.

Maintenance reserve revenue for the six months ended June 30, 2013 increased 337% to $7.7 million from $1.8 million in the same period of 2012.  The increase was principally due to the recognition of a one-time payment of $6.5 million received from the prior lessee of two of the Company’s aircraft when the leases were assigned to a new lessee in 2012 and recognized as maintenance reserves revenue upon termination of the leases in the first quarter of 2013.

The Company’s maintenance expense increased 60% to $3.8 million in the second first six months of 2013 from $2.4 million in the same period of 2012, primarily as a result of an increase in maintenance performed on off-lease aircraft, which was partially offset by a decrease in maintenance performed by lessees using non-refundable reserves.  During each of the six months ended June 30, 2013 and 2012, $1.2 million of the Company’s maintenance expense was funded by non-refundable maintenance reserves that had been previously recorded as revenue when earned.

During the first six months of 2013 and 2012, the Company added equipment to the lease portfolio of approximately $4.3 million and $26.0 million, respectively.  The Company sold equipment with a book value of approximately $3.5 million and $2.6 million during the first six months of June 30, 2013 and 2012, respectively.  Depreciation and management fees increased by 19% and 9%, respectively, from year to year as a result of the net increase in the size of the Company’s aircraft and engine portfolio.

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

The Company borrowed $2.0 million and $19.9 million under the Credit Facility during the first six months of 2013 and 2012, respectively.   The Company repaid $0.3 million and $2.3 million of its Credit Facility debt during the first six months of 2013 and 2012, respectively.

As of August 7, 2013, the Company had an outstanding balance of $62.5 million under the Credit Facility.  The outstanding balance is $67.5 million less than the maximum amount of the Credit Facility, but the exclusion of certain off-lease assets from the collateral base, and reduced advance rates for other assets included in the collateral base have limited the amount available to be drawn by the Company under the Credit Facility to $17.1 million.

As of June 30, 2013 and December 31, 2012, the Company was in compliance with all covenants under the Credit Facility agreement.  There can be no assurance that the Company will remain in compliance with the covenants under the Credit Facility through its term, and in the event of any failure to remain in compliance, the Company will need to seek waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured within the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

(i)Operating activities

The Company’s cash flow from operations decreased by $3.1 million in the six months ended June 30, 2013 compared to the same period in 2012.  As discussed below, the change in cash flow was primarily a result of decreases in payments for rent and security deposits and increases in payments for maintenance and aircraft insurance, the effects of which were partially offset by an increase in cash received for maintenance reserves and a decrease in expenditures for interest.

Payments for operating lease revenue and maintenance reserves revenue

Payments received from lessees for rent decreased by $1.8 million in the first six months of 2013 compared to the same period in 2012 primarily due to an increase in the number of off-lease assets and payment delinquencies in the 2013 period. Payments received for maintenance reserves increased by $0.4 million in the first six months of 2013 compared to the same period in 2012 as a result of asset acquisitions.

The Company is receiving no lease revenue for its assets that are currently off lease, which assets are comprised of four Fokker 50 aircraft, two Saab 340B aircraft, four Fokker 100 aircraft and two Tay 650-15 engines.  The Tay 650-15 engines, which were acquired during the first quarter of 2013, are being held as spares and used in connection with required maintenance on the Company’s Fokker 100 aircraft.

Payments for security deposits

Payments for security deposits decreased by $0.5 million in the first six months of 2013 compared to the same period of 2012 primarily as a result of a deposit received in the 2012 period for the sale of an aircraft.  The sale was not consummated and the deposit was subsequently returned during the third quarter of 2012.

Payments for maintenance

Payments for maintenance increased by $0.9 million in the first six months of 2013 compared to the same period in 2012 as a result of an increase in maintenance costs for off-lease aircraft.  The amount of payments for maintenance in future periods will depend on the amount and timing of maintenance paid as reimbursement to lessees for maintenance reserves claims, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease assets.

Payments for interest

The Company’s payments for interest decreased by $0.5 million in the first six months of 2013 compared to the first six months of 2012, as a result of a lower average outstanding principal balance on the Credit Facility in the 2013 period, as well as the payment in January 2012 of a portion of the interest accrued on the Credit Facility in late 2011.

Payments for aircraft insurance

Payments for aircraft insurance increased by $0.7 million in the first six months of 2013 compared to the same period in 2012 as a result of an in increase in the number and insured value of the Company’s off-lease assets.

(ii)Investing activities

During the first six months of 2013 and 2012, the Company received cash of $5.1 million and $3.4 million, respectively, from the sale of aircraft.  During the same time periods, the Company used cash of $4.1 million and $25.6 million, respectively, for the purchase and capital improvement of aircraft.

(iii)Financing activities

The Company borrowed $2.0 million and $19.9 million under the Credit Facility during the first six months of 2013 and 2012, respectively.  In these same time periods, the Company repaid $0.3 million and $2.3 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow.  During the first six months of 2013 and 2012, the Company paid $2.1 million and $1.6 million of fees related to the extension of the Company’s Credit Facility.  Such fees are amortized over the term of the Credit Facility.

Outlook

(a)General

The slow recovery from the global downturn has resulted in a significant reduction in airline passenger volume and, in reaction to that, a reduction in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially Europe.  This presents a challenging environment for the Company in three respects:

•  There is an increased possibility of an unanticipated lessee default, as evidenced by the bankruptcies of two of the Company’s customers during the second quarter of 2012, and another in January 2013.  A lessee’s default and the unscheduled return of an asset to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee’s default on its maintenance and return condition obligations. The Company monitors the performance of all of its customers and has noted that several of the Company’s customers have experienced weakened financial conditions and operating results and have not yet achieved financial stability.

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

•  Finally, in the current environment of diminished demand for leisure and business air travel and consequently reduced capacity by carriers, there is likely to be a significant decrease in the pool of customers requiring aircraft.  Any decrease in the pool of customers requiring aircraft could increase the Company’s reliance on a small number of lessees, which increases the Company’s concentration of credit risk and risk of financial covenant compliance (see “Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” below).

(b)Remarketing Efforts

Unless they are renewed, leases for six of the Company’s assets will expire during the remainder of 2013.

The Company is seeking remarketing opportunities for the following assets, which are off lease as of August 7, 2013:

•Four of the six Fokker 50 aircraft that were returned in the second quarter of 2012;

•Two Saab 340B aircraft, which were also returned in the second quarter of 2012; and

During the first quarter of 2013, the Company signed a letter of intent for the lease of its other three off-lease Fokker 100 aircraft and received an initial deposit.  Although the Company had expected to deliver the aircraft in the third and fourth quarters of 2013, delivery has been delayed.  In July 2013, the Company signed a lease with a different customer for one Fokker 100 aircraft.  That customer has indicated that it may lease another of the Company’s Fokker 100 aircraft, leaving the remaining two Fokker 100 aircraft available for the original customer under the letter of intent.

The Company is considering selling some or all of its off-lease aircraft.  The Company is analyzing the amount and timing of maintenance required to remarket the aircraft, the amount of which may differ significantly if the aircraft are sold rather than re-leased.

(c)Credit Facility

During March 2013, the Company’s Credit Facility was extended to September 30, 2015 and increased to $130 million.

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

The Company believes that available borrowings under the Credit Facility, considering possible lessee arrearages or off-lease periods, will be sufficient to meet its continuing obligations and repayment obligations as well as fund anticipated acquisitions.  However, there can be no assurance the Company's beliefs will prove to be correct and that the Company will have sufficient cash to make any required repayments.  In addition, there can be no assurance that the Company will be in compliance with the covenants under the Credit Facility through its term, and in the event of any failure to be in compliance, the Company will need to seek waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Credit Facility Obligations. Under the Credit Facility, the amount available to be borrowed is limited to the total amount of asset-specific advance rates (expressed as a percentage of each asset's net book or appraised value).  Lessee arrearages or asset off-lease periods may reduce the advance rate for the related assets and, therefore, the permitted borrowing under the facility.  Amounts subject to deferral agreements also reduce the borrowing base.  The Company believes it will have sufficient cash funds to make any required principal repayment that arises due to any such borrowing base limitations. There can be no assurance that the Company will be in compliance with the covenants under the Credit Facility through its term, and in the event of any failure to be in compliance, the Company will need to seek waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Availability of Financing. The Company believes that the availability of financing under the current Credit Facility should be sufficient to fund anticipated asset acquisitions through the September 30, 2015 maturity of such facility. The Company’s continued growth will depend on its ability to continue to obtain capital, either through debt or equity financings. The financial markets have experienced significant setbacks that have continued to make access to capital and asset-based debt financing more costly and difficult to obtain. There can be no assurance that the Company’s belief regarding the availability of financing under the current Credit Facility will prove to be correct, or that the Company will succeed in finding additional funding, and if such financing is found, it may be on terms less favorable than the Company’s current debt financings.

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

Economic downturns can affect certain regions of the world more than others.  As the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases assets could have a significant adverse impact on the Company. Currently, 26%, 21%, 13% and 11% of the Company’s lease revenue comes from the African, Caribbean, European and Asian regions, respectively, with two, two, four and four lessees, respectively.

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

Concentration of Lessees and Aircraft Type. For the month ended July 31, 2013, based on monthly operating lease revenue and interest income from finance leases, the Company’s four largest customers were located in Mozambique, Antigua, Norway and Thailand and accounted for a total of approximately 71% of the Company’s monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results and borrowing base under the Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company’s revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any such failure to be in compliance, the Company will need to seek waivers or amendment of the applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

As of July 31, 2013, the Company owned nine Bombardier Dash-8-300, seven Fokker 100, three Bombardier Dash-8-Q400 and eleven Fokker 50 aircraft, making these four aircraft types the dominant types in the portfolio and representing 26%, 22%, 19% and 12%, respectively, of net book value. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

Risks Related to Regional Air Carriers.  The Company’s continued focus on its customer base of regional air carriers subjects the Company to additional risks.  Some of the lessees in the regional air carrier market are companies that are start-up, low-capital, and/or low-margin operators.  Often, the success of such carriers depends on contractual arrangements with major trunk carriers or franchises from governmental agencies that provide subsidies for operating essential air routes, both of which may be subject to termination or cancellation with short notice periods.  Regional carriers, even if financially strong, that are owned by, or are a sister corporation of, an established major carrier can also be swept into bankruptcy if the major carrier files for bankruptcy or becomes insolvent.  Two of the Company's regional air carrier customers, one located in the United States and the other in Sweden, filed for bankruptcy in 2012, and one located in Germany filed for bankruptcy in 2013.

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

Engine Leasing Risk.  The Company currently has seven engines in its portfolio, making up 9% of the Company’s total net book value of aircraft and aircraft engines held for lease. The Company may from time to time lease one or more of these engines under industry standard short-term engine leases, which place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer’s warranty or is not otherwise caused by circumstances that the lessee is required to cover, the Company’s investment in the engine could be a significant loss or the Company might incur a significant maintenance expense.

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

Management Fee Structure. All decisions regarding acquisitions and disposal of aircraft from the Company’s portfolio are made by JMC.  JMC is paid a management fee based on the net asset value of the Company’s portfolio.  It may also receive a one-time asset acquisition fee upon purchase of an asset by the Company, and a one-time remarketing fee in connection with the sale or re-lease of an asset.  Optimization of the results of the Company depends on timing of the acquisition, lease yield on the acquired assets, and re-lease or sale of its portfolio assets.  Under the current management fee structure, a larger volume of acquisitions generates acquisition fees and also increases the periodic management fee by increasing the size of the aircraft portfolio.  Since the Company’s current business strategy involves continued growth of its portfolio and a “buy and hold” strategy, a compensation structure that results in greater compensation with an increased portfolio size is consistent with that strategy.  The compensation structure does, nonetheless, create a situation where a decision by JMC for the Company to forego an asset transaction deemed to be an unacceptable business risk due to the lessee or the aircraft type is in conflict with JMC’s own pecuniary interest.  As a result, the compensation structure could act to incent greater risk-taking by JMC in asset acquisition decision-making.  The Company has established objective target guidelines for yields on acquired assets.  Further, the Company’s Board, including a majority of the outside independent directors, must approve any acquisition that involves a new asset type.  While the Company currently believes the foregoing are effective mitigating factors against undue compensation-incented risk-taking by JMC, there is no assurance that such mechanisms can entirely and effectively eliminate such risk.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting.  No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AEROCENTURY CORP.

Date: August 7, 2013	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer