Form 10-Q
period 2013-09-30
AEROCENTURY CORP
filed 2013-11-08
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 8, 2013 the issuer had 1,606,557 shares of common stock, par value $0.001 per share, issued, of which 63,300 are held as treasury stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Part I, Item 1, Financial Statements, the Company’s statement that it believes it may be out of compliance with a credit facility covenant at the December 31, 2013 calculation date; (ii) in Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statement that it may be out of compliance with a credit facility covenant at the December 31, 2013 calculation date; and that the Company will have adequate cash flow to meet its ongoing operational needs; (iii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements that there is an increased possibility of an unanticipated lessee default; that there is an increased possibility that the Company’s current lessees will choose to return leased assets at lease expiration rather than renew the existing leases; that the Company is likely to experience lower on-lease utilization rates and longer lead times for remarketing of returned assets as well as lower rental rates for remarketed assets for the remainder of 2013 and that such trend is expected to continue to affect the Company’s operating revenue for the remainder of 2013; that there is likely to be a significant decrease in the pool of customers requiring aircraft; that a customer is expected to return four Dash 8-300 aircraft it leases from the Company during late 2013 and the first half of 2014; that the Company will likely incur substantial maintenance expense in the first half of 2014 related to the return an aircraft when that customer uses non-refundable maintenance reserves to meet the return conditions of the lease; that the Company may be out of compliance with a customer concentration covenant under the Credit Facility at the December 31, 2013 calculation date; and that available borrowings under the Credit Facility, considering possible lessee arrearages or off-lease periods, will be sufficient to meet its continuing obligations and repayment obligations as well as fund anticipated acquisitions; and  (iv) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” that the Company believes it will have sufficient cash funds to make any required principal repayment that arises due to any such borrowing base limitations; that most of the Company’s growth will be outside the United States; that the Company intends to continue to focus solely on regional aircraft and engines; that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage new aircraft types and engines; that effective mitigating factors exist against undue compensation-incented risk-taking by JMC; that it is contemplated that the burden and cost of complying with regulatory requirements will fall primarily upon lessees of equipment; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company has sufficient cyber-security measures in place; and that sufficient replacement mechanisms exist in the event of an interruption in its internet communications ability that there would not be a material adverse financial impact on the Company’s business.  These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the lack of any unexpected lessee defaults or insolvency; compliance by the Company's lessees with obligations under their respective leases; no sudden current economic downturn or unanticipated future financial crises; the continued availability of financing for acquisitions under the Credit Facility; the Company’s success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.Financial Statements.

AeroCentury Corp.
Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$5,077,300	$1,596,800
Accounts receivable, including deferred rent of $250,900 and $985,300, net of allowance for doubtful accounts of $0 and $2,419,400 at September 30, 2013 and December 31, 2012, respectively	2,079,700	3,196,200
Finance leases receivable	1,933,200	1,557,200
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $51,638,300 and $52,244,500 at September 30, 2013 and December 31, 2012, respectively	138,712,100	143,667,700
Assets held for sale	1,374,300	745,400
Prepaid expenses and other	3,163,800	1,663,200
Total assets	$152,340,400	$152,426,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$976,700	$1,133,600
Notes payable and accrued interest	64,532,400	67,865,700
Maintenance reserves and accrued maintenance costs	12,381,300	15,356,100
Security deposits	6,520,300	7,001,200
Unearned revenues	607,400	752,400
Deferred income taxes	16,825,500	14,419,200
Income taxes payable	4,300	19,100
Total liabilities	101,847,900	106,547,300
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	36,214,900	31,601,600
	50,996,600	46,383,300
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)
Total stockholders’ equity	50,492,500	45,879,200
Total liabilities and stockholders’ equity	$152,340,400	$152,426,500

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
Revenues and other income:
Operating lease revenue, net	$13,941,200	$17,388,600	$4,368,200	$5,792,600
Maintenance reserves revenue, net	8,260,500	3,026,700	556,900	1,263,800
Gain on disposal of assets and other income	4,792,200	954,100	2,023,000	26,500
	26,993,900	21,369,400	6,948,100	7,082,900
Expenses:
Maintenance	6,239,900	3,174,500	2,451,100	807,400
Depreciation	5,339,700	4,525,800	1,790,300	1,546,300
Management fees	3,218,500	3,085,000	1,054,000	1,091,600
Interest	3,034,300	3,458,900	966,200	1,233,900
Professional fees, general and administrative and other	948,600	977,600	278,900	349,800
Insurance	827,900	611,700	276,300	292,400
Bad debt expense	357,600	310,300	357,600	-
	19,966,500	16,143,800	7,174,400	5,321,400

Income/(loss) before income tax provision	7,027,400	5,225,600	(226,300)	1,761,500
Income tax provision	2,414,100	1,827,100	114,300	648,600
Net income/(loss)	$4,613,300	$3,398,500	$(340,600)	$1,112,900
Earnings/(loss) per share:
Basic	$2.99	$2.20	$(0.22)	$0.72
Diluted	$2.91	$2.18	$(0.22)	$0.71
Weighted average shares used in earnings/(loss) per share computations:
Basic	1,543,257	1,543,257	1,543,257	1,543,257
Diluted	1,587,329	1,560,453	1,543,257	1,565,057

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$7,222,400	$12,999,700
Investing activities:
Proceeds from disposal of assets, net of re-sale fees	8,247,400	3,392,000
Purchases of aircraft and aircraft engines	(6,634,300)	(25,660,600)
Net cash provided by/(used in) investing activities	1,613,100	(22,268,600)
Financing activities:
Borrowings under Credit Facility	4,000,000	19,900,000
Repayments of Credit Facility	(7,300,000)	(5,200,000)
Debt issuance costs	(2,055,000)	(1,605,000)
Net cash (used in)/provided by financing activities	(5,355,000)	13,095,000
Net increase in cash and cash equivalents	3,480,500	3,826,100
Cash and cash equivalents, beginning of period	1,596,800	995,500
Cash and cash equivalents, end of period	$5,077,300	$4,821,600

During the nine months ended September 30, 2013 and 2012, the Company paid interest totaling $2,260,100 and $2,766,800 respectively. The Company paid income taxes of $800 and $2,100 during the nine months ended September 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
September 30, 2013

1.Organization and Summary of Significant Accounting Policies

(a)The Company and Basis of Presentation

AeroCentury Corp. (the “Company”), a Delaware corporation incorporated in 1997, acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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
September 30, 2013

1.Organization and Summary of Significant Accounting Policies (continued)

(c)Fair Value Measurements (continued)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table shows by level, within the fair value hierarchy, the fair value of the Company’s assets that are measured and recorded at fair value on a recurring basis:

	September 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds included in cash and cash equivalents	$4,541,200	$4,541,200	$-	$-	$1,239,500	$1,239,500	$-	$-
Total	$4,541,200	$4,541,200	$-	$-	$1,239,500	$1,239,500	$-	$-

As of September 30, 2013 and December 31, 2012, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the carrying value exceeds its fair value. During the three months and nine months ended September 30, 2013 and 2012, there were no recorded impairments of long-lived assets.

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
September 30, 2013

1.Organization and Summary of Significant Accounting Policies (continued)

(d)Finance Leases

The leases for one of the Company’s aircraft and two engines contain lessee purchase options at prices substantially below the assets’ estimated residual values at the exercise date for the option.  Consequently, the Company considers the purchase options to be “bargain purchase options” and has classified such leases as finance leases for financial accounting purposes.  The Company does not include the value, purchase price or accumulated depreciation of finance lease assets on its balance sheet.  Instead, the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option are reported as a finance lease receivable.  Rental revenue and depreciation expense are not recognized on finance leases.  Rather, the Company accrues interest on the balance of the finance leases receivable based on the interest rate inherent in the applicable lease.  The Company recognized interest earned on finance leases as “other income” in the amount of $37,100 and $21,800 in the quarters ended September 30, 2013 and 2012, respectively, and $102,100 and $67,800 in the nine months ended September 30, 2013 and 2012, respectively.

2.Aircraft and Aircraft Engines Held for Lease or Sale

(a)Assets Held for Lease

At September 30, 2013 and December 31, 2012, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following:

	September 30, 2013		December 31, 2012
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value
Bombardier Dash-8-300	9	26%	9	25%
Fokker 100	7	22%	7	22%
Bombardier Dash-8-Q400	3	19%	3	19%
Fokker 50	11	12%	13	14%
Saab 340B Plus	6	9%	4	6%
General Electric CF34-8E5 engine	3	7%	3	7%
Saab 340B	4	4%	5	5%
Tay 650-15 engine	2	1%	-	-
General Electric CT7-9B engine	2	-	1	-
Saab 340A	1	-	1	-
deHavilland DHC-8-100	-	-	1	1%
deHavilland DHC-6	-	-	1	1%

Net book value excludes the Company’s Saab 340A aircraft and the two General Electric CT7-9B engines, which are subject to finance leases.

During the third quarter of 2013, the Company purchased a Saab 340B Plus aircraft on lease to an existing customer, with a lease term expiring in the second quarter of 2018.  During the third quarter of 2013, the Company used cash of $2,545,400 for the purchase and capital improvement of aircraft.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
September 30, 2013

2.Aircraft and Aircraft Engines Held for Lease or Sale (continued)

(a)Assets Held for Lease (continued)

During the quarter ended September 30, 2013, the Company sold a Fokker 50 aircraft and a deHavilland DHC-6 aircraft and recorded gains of $523,400 and $1,461,800, respectively.

During the third quarter of 2013, the Company leased two of its Saab 340B aircraft to a new customer, each with a term of 48 months, and re-leased a General Electric CF34-8E5 engine to a previous customer under a short-term lease.  The Company also extended the lease for another General Electric CF34-8E5 engine on lease to the same customer.  Both of these engines were returned to the Company in the fourth quarter of 2013.

In August 2013, the lessee of three of the Company’s Fokker 100 aircraft was declared bankrupt and the lessee returned the aircraft to the Company. In connection with the bankruptcy, the Company recorded a bad debt expense of $357,600.

At September 30, 2013, fourteen of the Company’s assets, comprised of four Fokker 50 aircraft, one Saab 340B aircraft, seven Fokker 100 aircraft and two Tay 650-15 engines, which represented 27% of the net book value of the Company’s aircraft and engines, were off lease.  One of the Fokker 100 aircraft was delivered to a new lessee in October 2013 for a lease term expiring in November 2016.  The Company is seeking re-lease opportunities for the other off-lease assets, other than the two Tay 650-15 engines that are being held as spares and used in connection with required maintenance on the Company’s Fokker 100 aircraft.

 (b)Assets Held for Sale

Assets held for sale are carried at their estimated fair values, less costs to sell.  At September 30, 2013, such assets consisted of two Saab 340B airframes and one General Electric CT7-9B engine. The various components of the airframes are in the process of being sold pursuant to consignment agreements executed with a maintenance vendor.  During the third quarter of 2013, the Company realized $73,600 of proceeds from sales of airframe parts.  The Company is seeking sales opportunities for the engine.  No adjustments to the carrying value of the Company’s assets held for sale were recorded during the three months or nine months ended September 30, 2013 and 2012.

3.Maintenance Reserves and Accrued Maintenance Costs

Maintenance costs under the Company’s triple net leases are generally the responsibility of the lessees.  Most of the Company’s leases require payment of maintenance reserves, which are based upon lessee-reported usage and billed monthly, and are intended to accumulate and be applied by the Company toward reimbursement of most or all of the cost of the lessees’ performance of certain maintenance obligations under the leases. Maintenance reserves are characterized as either refundable or non-refundable depending on their disposition at lease end.

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
September 30, 2013

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

At September 30, 2013 and December 31, 2012, the liability for maintenance reserves and accrued maintenance costs consisted of refundable maintenance payments billed to lessees based on usage and accrued maintenance costs for both off-lease aircraft and lessee maintenance claims for non-refundable maintenance reserves.  Refundable maintenance reserves at December 31, 2012 also included a $6,528,500 payment received from a lessee when its two aircraft leases were assigned to a new lessee upon the sale by the original lessee of all of its assets to the new lessee in 2012.  In the first quarter of 2013, the two subject aircraft were returned to the Company by the new lessee in connection with the new lessee’s bankruptcy and the $6,528,500 payment was recorded as maintenance reserves revenue.  At September 30, 2013 and December 31, 2012, the Company’s maintenance reserves and accrued maintenance costs consisted of the following:

	September 30, 2013	December 31, 2012
Refundable maintenance reserves	$9,711,600	$14,477,400
Accrued maintenance costs	2,669,700	878,700
	$12,381,300	$15,356,100

Additions to and deductions from the Company’s accrued maintenance costs during the nine months ended September 30, 2013 and 2012 for aircraft maintenance were as follows:

	For the Nine Months Ended September 30,
	2013	2012
Balance, beginning of period	$878,700	$1,013,400
Additions:
Charged to expense	6,239,900	3,174,500
Capital equipment	384,800	52,300
Accrued claims related to refundable maintenance reserves	605,900	578,100
Prepaid maintenance and other	134,100	333,500
Total additions	7,364,700	4,138,400
Deductions:
Payments	4,770,000	3,233,900
Other	803,700	292,400
Total deductions	5,573,700	3,526,300
Net increase in accrued maintenance costs	1,791,000	612,100
Balance, end of period	$2,669,700	$1,625,500

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
September 30, 2013

4.Notes Payable and Accrued Interest

At September 30, 2013 and December 31, 2012, the Company’s notes payable and accrued interest consisted of the following:

	September 30,	December 31,
	2013	2012
Credit Facility principal	$64,500,000	$67,800,000
Credit Facility accrued interest	32,400	65,700
	$64,532,400	$67,865,700

In March 2013, the Company’s Credit Facility (the “Credit Facility”) provided by a syndicate of banks was increased from $90 million to $130 million and the maturity date was extended to September 30, 2015. The Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

As of September 30, 2013, the Company was out of compliance with a customer concentration covenant under its Credit Facility agreement.  The higher than anticipated concentration resulted in part from the Company recognizing operating lease revenues from certain lessees on a cash basis, as collectability was not reasonably assured.  Based on its current projections, the Company believes it may be out of compliance with this covenant at the December 31, 2013 calculation date for the same reason.  The Credit Facility banks have granted a waiver of compliance with this covenant for the September 30, 2013 and December 31, 2013 calculation dates.  The Company was in compliance with all covenants under the Credit Facility agreement at December 31, 2012.

The unused amount of the Credit Facility was $65,500,000 and $22,200,000 as of September 30, 2013 and December 31, 2012, respectively; however, the amount available on those respective dates was limited to $16,517,500 and $1,113,500, respectively, due to borrowing base limitations.

The weighted average interest rate on the Credit Facility was 3.94% and 4.00% at September 30, 2013 and December 31, 2012, respectively.

5.Computation of Earnings/(Loss) Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
Net income/(loss)	$4,613,300	$3,398,500	$(340,600)	$1,112,900
Weighted average shares outstanding for the period	1,543,257	1,543,257	1,543,257	1,543,257
Dilutive effect of warrants	44,072	17,196	-	21,800
Weighted average diluted shares used in calculation of diluted earnings/(loss) per share	1,587,329	1,560,453	1,543,257	1,565,057
Basic earnings/(loss) per share	$2.99	$2.20	$(0.22)	$0.72
Diluted earnings/(loss) per share	$2.91	$2.18	$(0.22)	$0.71

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
September 30, 2013

5.Computation of Earnings Per Share (continued)

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.  For the three months ended September 30, 2013, the dilutive effect of outstanding warrants was 46,907 potentially outstanding shares issuable upon the assumed exercise of all outstanding warrants.  However, the effect of these potentially outstanding shares was not included in the calculation of diluted loss per share for the applicable period because the effect would have been anti-dilutive.

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

Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company.  Acquisition fees are included in the cost basis of the asset purchased.  JMC may receive a remarketing fee in connection with the re-lease or sale of the Company’s assets. Remarketing fees are amortized over the applicable lease term or included in the gain on sale recognized upon sale of the applicable asset.

Fees incurred during the quarters and nine months ended September 30, 2013 and September 30, 2012 were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
Management fees	$3,218,500	$3,085,000	$1,054,000	$1,091,600
Acquisition fees	236,000	894,000	88,000	-
Remarketing fees	485,300	182,000	244,300	38,000

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

7.  Subsequent Events

In October 2013, the Company delivered one of its off-lease Fokker 100 aircraft to a new customer under a three-year lease.

In October 2013, the Company agreed to a short-term extension of the lease for its Saab 340A aircraft, which is subject to a finance lease.

In November 2013, the Company acquired a Bombardier CRJ-705 aircraft using a combination of Credit Facility financing and excess cash.  The aircraft is subject to a lease expiring in May 2024.

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

Results of Operations

Quarter ended September 30, 2013 compared to the quarter ended September 30, 2012

The Company recorded a net loss of $0.3 million in the quarter ended September 30, 2013 compared to net income of $1.1 million in the same period of 2012.

Operating lease revenue decreased 25% from $5.8 million in the third quarter of 2012 to $4.4 million in the third quarter of 2013, primarily reflecting lower portfolio utilization and reduced revenue for leases under which the Company does not record revenue in advance of cash receipt as a result of substantial uncertainty of collectability.  The effects of these decreases were partially offset by increases in operating lease revenue from assets purchased during 2012 and 2013.

The average net book value of assets held for lease during the third quarters of 2013 and 2012 was approximately $138.8 million and $143.3 million, respectively, representing a decrease of 3%.  The average utilization during the third quarters of 2013 and 2012 was 78% and 84%, respectively.  At September 30, 2013 and 2012, respectively, approximately 73% and 84% of equipment held for lease, based on net book value, was on lease.

Maintenance reserves revenue for the quarter ended September 30, 2013 decreased 56% to $0.6 million from $1.3 million in the third quarter of 2012, primarily reflecting reduced revenue for leases under which the Company does not record revenue in advance of cash receipt as a result of substantial uncertainty of collectability.

During the quarter ended September 30, 2013, the Company sold a Fokker 50 aircraft and a deHavilland DHC-6 aircraft and recorded gains of approximately $0.5 million and $1.5 million, respectively.  The Company sold no aircraft during the quarter ended September 30, 2012.

The Company’s maintenance expense increased 204% to $2.4 million in the third quarter of 2013 from $0.8 million in the same period of 2012, as a result of increases in maintenance performed by lessees using non-refundable reserves and maintenance performed by the Company on off-lease aircraft.  During the third quarters of 2013 and 2012, $2.1 million and $0.2 million, respectively, of the Company’s maintenance expense was funded by non-refundable maintenance reserves that had been previously recorded as revenue when earned.

The Company’s interest expense decreased 22% to $1.0 million in the third quarter of 2013 from $1.2 million in the same period of 2012, as a result of a lower average Credit Facility balance and lower amortization of Credit Facility renewal fees in the 2013 period.

During the third quarter of 2013, the Company added equipment to the lease portfolio of approximately $2.3 million. The Company sold equipment with a book value of approximately $1.9 million during the quarter ended September 30, 2013.  The Company did not add or sell equipment during the third quarter of 2012.  Depreciation increased by 16% from year to year, primarily as a result of acquisitions and changes in residual assumptions from year to year.

During the quarter ended September 30, 2013 the Company recorded a bad debt expense of $0.4 million related to three aircraft that were returned to the Company after a lessee declared bankruptcy.  At September 30, 2013, the Company wrote off all receivables from this lessee against the $2.4 million allowance for doubtful accounts the Company had recorded for this customer in previous periods.

In the quarter ended September 30, 2013 and 2012, the Company recognized $0.1 million and $0.6 million of tax expense on $0.2 million of pre-tax loss and $1.7 million of pre-tax income, respectively.  For the 2013 period, tax expense was recognized on a pre-tax loss principally because two lessees informed the Company that required foreign withholding payments had not been made to those lessees’ countries, and the Company consequently reversed previous accruals of foreign tax credits.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The Company recorded net income of $4.6 million in the nine months ended September 30, 2013 compared to net income of $3.4 million in the same period of 2012.

Operating lease revenue decreased 20% from $17.4 million in the nine months ended September 30, 2012 to $13.9 million in the same period of 2013, primarily reflecting lower portfolio utilization and reduced revenue for leases under which the Company does not record revenue in advance of cash receipt as a result of substantial uncertainty of collectability.  The effects of these decreases were partially offset by increases in operating lease revenue from assets purchased during 2012 and 2013.

The average net book value of assets held for lease during the nine months ended September 30, 2013 and 2012 was approximately $141.3 million and $136.8 million, respectively, representing an increase of 3%.  The average utilization during the first nine months of 2013 and 2012 was 79% and 86%, respectively.

Maintenance reserves revenue for the nine months ended September 30, 2013 increased 173% to $8.3 million from $3.0 million in the same period of 2012.  The increase was principally due to the recognition of a one-time payment of $6.5 million received from the prior lessee of two of the Company’s aircraft when the leases were assigned to a new lessee in 2012 and recognized as maintenance reserves revenue upon termination of the leases in the first quarter of 2013.

The Company’s maintenance expense increased 97% to $6.2 million in the first nine months of 2013 from $3.2 million in the same period of 2012, as a result of increases in maintenance performed by lessees using non-refundable reserves and maintenance performed by the Company on off-lease aircraft.  During the nine months ended September 30, 2013 and 2012, $3.3 million and $1.4 million of the Company’s maintenance expense was funded by non-refundable maintenance reserves that had been previously recorded as revenue when earned.

During the first nine months of 2013 and 2012, the Company added equipment to the lease portfolio of approximately $6.6 million and $26.0 million, respectively.  The Company sold equipment with a book value of approximately $5.4 million and $2.6 million during the first nine months of 2013 and 2012, respectively.  Depreciation and management fees increased by 18% and 4% respectively, from year to year as a result of the net increase in the size of the Company’s aircraft and engine portfolio.

During the nine months ended September 30, 2013 the Company recorded a bad debt expense of $0.4 million related to three aircraft that were returned to the Company after a lessee declared bankruptcy.  At September 30, 2013, the Company wrote off all receivables from this lessee against the $2.4 million allowance for doubtful accounts that the Company had recorded for this customer in previous periods.  During the nine months ended September 30, 2012, the Company recorded a bad debt expense of $0.3 million related to six aircraft that were returned to the Company after a lessee declared bankruptcy.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a)Credit Facility

In March 2013, the Company’s Credit Facility provided by a syndicate of banks was increased to $130 million and extended to September 30, 2015. The Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

The Company borrowed $4.0 million and $19.9 million under the Credit Facility during the first nine months of 2013 and 2012, respectively.   The Company repaid $7.3 million and $5.2 million of its Credit Facility debt during the first nine months of 2013 and 2012, respectively.

As of November 8, 2013, the Company had an outstanding balance of $77.5 million under the Credit Facility.  The outstanding balance is $52.5 million less than the maximum amount of the Credit Facility, but the exclusion of certain off-lease assets from the collateral base, and reduced advance rates for other assets included in the collateral base have limited the amount available to be drawn by the Company under the Credit Facility to $0.4 million.

As of September 30, 2013, the Company was out of compliance with a customer concentration covenant under its Credit Facility agreement.  The higher than anticipated concentration resulted in part from the Company recognizing operating lease revenues from certain lessees on a cash basis, as collectability was not reasonably assured.  Based on its current projections, the Company believes it may be out of compliance with this covenant at the December 31, 2013 calculation date for the same reason.  The Company has received a waiver of compliance with this covenant from the Credit Facility banks for the September 30, 2013 and December 31, 2013 calculation dates.

There can be no assurance that the Company will be in compliance with this covenant or any of the other covenants under the Credit Facility through its term, and in the event of any failure to be in compliance, the Company will need to seek additional waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured within the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

The Company was in compliance with all covenants under the Credit Facility agreement at December 31, 2012.

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

(i)Operating activities

The Company’s cash flow from operations decreased by $5.8 million in the nine months ended September 30, 2013 compared to the same period in 2012.  As discussed below, the change in cash flow was primarily a result of decreases in payments for rent and increases in payments for maintenance and aircraft insurance.

Payments for operating lease revenue

Payments received from lessees for rent decreased by $3.6 million in the first nine months of 2013 compared to the same period in 2012 primarily due to an increase in the number of off-lease assets and payment delinquencies in the 2013 period.

The Company is receiving no lease revenue for its assets that are currently off lease, which assets are comprised of four Fokker 50 aircraft, one Saab 340B aircraft, six Fokker 100 aircraft and two Tay 650-15 engines.  The Tay 650-15 engines, which were acquired during the first quarter of 2013, are being held as spares and used in connection with required maintenance on the Company’s Fokker 100 aircraft.

Payments for maintenance

Payments for maintenance increased by $1.1 million in the first nine months of 2013 compared to the same period in 2012 as a result of an increase in maintenance costs for off-lease aircraft.  The amount of payments for maintenance in future periods will depend on the amount and timing of maintenance paid as reimbursement to lessees for maintenance reserves claims, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease assets.

Payments for aircraft insurance

Payments for aircraft insurance increased by $0.8 million in the first nine months of 2013 compared to the same period in 2012 as a result of an in increase in the number and insured value of the Company’s off-lease assets.

(ii)Investing activities

During the first nine months of 2013 and 2012, the Company received cash of $8.2 million and $3.4 million, respectively, from the sale of aircraft.  During the same time periods, the Company used cash of $6.6 million and $25.7 million, respectively, for the purchase and capital improvement of aircraft.

(iii)Financing activities

The Company borrowed $4.0 million and $19.9 million under the Credit Facility during the first nine months of 2013 and 2012, respectively.  In these same time periods, the Company repaid $7.3 million and $5.2 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow.  During the first nine months of 2013 and 2012, the Company paid $2.1 million and $1.6 million of fees related to the extension of the Company’s Credit Facility.  Such fees are amortized over the term of the Credit Facility.

Outlook

(a)General

The slow recovery from the global downturn has resulted in a significant reduction in airline passenger volume and, in reaction to that, a reduction in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially Europe.  This presents a challenging environment for the Company in three respects:

• There is an increased possibility of an unanticipated lessee default, as evidenced by the bankruptcies of four of the Company’s customers during 2012 and 2013.  A lessee’s default and the unscheduled return of an asset to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee’s default on its maintenance and return condition obligations. The Company monitors the performance of all of its customers and has noted that several of the Company’s customers have experienced weakened financial conditions and operating results and have not yet achieved financial stability.

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

• Finally, in the current environment of diminished demand for leisure and business air travel and consequently reduced capacity by carriers, there is likely to be a significant decrease in the pool of customers requiring aircraft.  Any decrease in the pool of customers requiring aircraft could increase the Company’s reliance on a small number of lessees, which increases the Company’s risk of financial covenant compliance (see “Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” below).

(b)Remarketing Efforts

Unless they are renewed, leases for six of the Company’s assets will expire during the remainder of 2013 and the assets will be returned to the Company.

Two of the assets to be returned in 2013 are Dash-8-300 aircraft, which are on lease to a customer that is replacing its fleet with a different type of aircraft.  The customer expects to return the two aircraft, as well as two other Dash-8-300 aircraft it leases from the Company, in late 2013 and the first half of 2014.  During the third quarter of 2013, the Company accrued $0.6 million of maintenance expense related to non-refundable reserves collected from the customer and which the customer may claim for reimbursement of maintenance work that has been performed in connection with the return of the first aircraft.  The Company will likely incur substantial maintenance expense in the first half of 2014 related to the return of a second aircraft when the customer uses non-refundable maintenance reserves to meet the return conditions of the lease.  Such reserves, expected to total approximately $1.0 million, have been recorded as maintenance reserves revenue during the lease.  Although the Company does not hold maintenance reserves for the remaining two aircraft to be returned, it holds security deposits of $1.0 million for each aircraft, which will be returned to the customer upon completion of the maintenance work required by the leases.  Management believes that, given the current market for Dash-8-300 aircraft, it will be able to re-lease or sell the four returned aircraft in a timely manner.

The Company is seeking remarketing opportunities for the following assets, which are off lease as of November 8, 2013:

• Four of the six Fokker 50 aircraft that were returned in the second quarter of 2012; and

• One Saab 340B aircraft, which was also returned in the second quarter of 2012.

At September 30, 2013, the Company’s seven Fokker 100 aircraft were off lease.  In October 2013, the Company delivered one of the aircraft to a new customer, and that customer has indicated that it may lease another of the Company’s Fokker 100 aircraft.  During the first quarter of 2013, the Company signed a letter of intent for the lease of three Fokker 100 aircraft with a start-up airline and received an initial deposit.  Although the Company had expected to deliver the aircraft in the third and fourth quarters of 2013, delivery has been delayed.  During October 2013, the Company and a new customer signed a letter of intent for the lease of the two remaining Fokker 100 aircraft.

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

As of September 30, 2013, the Company was out of compliance with a customer concentration covenant under its Credit Facility agreement.  The higher than anticipated concentration resulted in part from the Company recognizing operating lease revenues from certain lessees on a cash basis, as collectability was not reasonably assured.  Based on its current projections, the Company believes it may be out of compliance with this covenant at the December 31, 2013 calculation date for the same reason.  The Company has received a waiver of compliance with this covenant from the Credit Facility banks for the September 30, 2013 and December 31, 2013 calculation dates.

The Company believes that available borrowings under the Credit Facility, considering possible lessee arrearages or off-lease periods, will be sufficient to meet its continuing obligations and to fund anticipated acquisitions.  However, there can be no assurance the Company's beliefs will prove to be correct and that the Company will have sufficient cash to make any required Credit Facility repayments.  In addition, there can be no assurance that the Company will be in compliance with the covenants under the Credit Facility through its term, and in the event of any non-compliance, the Company will need to seek waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

(d)Deferral Agreements

The Company regularly evaluates the financial performance of all of its lessees and is closely monitoring one customer in particular.  In the past, the Company has granted deferral of certain overdue and/or future rental or reserves payment obligations pursuant to agreements with certain customers that had experienced financial difficulties. The Company currently has no deferral agreement balances outstanding. The Company may agree to deferral agreements with certain lessees in the future, which would reduce the Company’s borrowing ability under the Credit Facility.

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

The Company acquires used aircraft equipment.  The market for used aircraft equipment has been cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry.  The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, increased fuel costs, the number of new aircraft on order and the number of aircraft coming off lease.  Values may also increase for certain aircraft types that become desirable based on market conditions and changing airline capacity.  If the Company were to purchase an aircraft during a period of increasing values, it would need to lease such aircraft at a corresponding higher lease rate to compensate for its higher purchase price.

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

Several of the Company’s customers have experienced significant financial difficulties, become insolvent, have been declared or have filed for bankruptcy.  Such an insolvency or bankruptcy usually discharges all unpaid obligations of the customer to the Company existing at the time of the filing, resulting in a total loss of those receivables.  The Company closely monitors the performance of all of its lessees and the Company’s risk exposure to any lessee that may be facing financial difficulties, in order to guide decisions with respect to such lessee that would mitigate losses in the event the lessee becomes insolvent or files for bankruptcy and is unable to meet or rejects its lease obligations.  There can be no assurance that additional customers will not become insolvent or file for bankruptcy or that the Company will be able to mitigate any of the resultant losses.

Credit Facility Debt Limitations. Under the Credit Facility, the amount available to be borrowed is limited to the total amount of asset-specific advance rates (expressed as a percentage of each asset's net book or appraised value).  Lessee arrearages or asset off-lease periods may reduce the advance rate for the related assets and, therefore, the permitted borrowing under the facility.  Amounts subject to deferral agreements also reduce the borrowing base.  The Company believes it will have sufficient cash funds to make any required principal repayment that arises due to any such borrowing base limitations.

Risks of Debt Financing; Credit Facility Financial Covenants.  The Company’s use of debt as the primary form of acquisition financing subjects the Company to increased risks associated with leveraging.  In addition to payment obligations, the Credit Facility agreement includes financial covenants, including requiring the company to have positive earnings, meet minimum net worth standards and be in compliance with certain financial ratios.  There can be no assurance that the Company will be in compliance with these covenants under the Credit Facility through its term, and in the event of any non-compliance, the Company will need to seek waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured. The Company’s assets secure its debt financing, and any default in payment obligations or other covenants under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

General Economic Conditions and Lowered Demand for Travel. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is continuing to experience financial difficulty and contraction due to the downturn and slow recovery in the global economy. Passenger volume has fallen significantly for many carriers, and the loss of revenue has affected their financial condition.  The slow recovery from the credit crisis has made it difficult or impossible for many regional carriers to find the additional debt financing on which they have traditionally relied.  The confluence of these economic factors increases the likelihood of failures among the Company’s customers.  The spread of a disease epidemic, the threat or execution of a terrorist attack against aviation, a worsening financial/bank crisis in Europe, a natural event that interrupts air traffic, political crises or other events that cause a prolonged spike in fuel prices, or other like events could exacerbate an already weakened condition and lead to widespread failures in the air carrier industry.  If lessees experience financial difficulties and are unable to meet lease obligations, this will, in turn, negatively affect the Company’s financial performance.

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

Economic downturns can affect certain regions of the world more than others.  As the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases assets could have a significant adverse impact on the Company. For the month ended October 31, 2013, 29%, 24%, 20% and 18% of the Company’s lease revenue came from the African, Asian, Caribbean and European regions, respectively, with two, four, one and three lessees, respectively.

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

Concentration of Lessees and Aircraft Type. For the month ended October 31, 2013, based on monthly operating lease revenue and interest income from finance leases, the Company’s four largest customers were located in Mozambique, Antigua, Thailand and Norway and accounted for a total of approximately 69% of the Company’s monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results and borrowing base under the Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company’s revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any such failure to be in compliance, the Company will need to seek waivers or amendment of the applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

As of October 31, 2013, the Company owned nine Bombardier Dash-8-300, seven Fokker 100, three Bombardier Dash-8-Q400 and eleven Fokker 50 aircraft, making these four aircraft types the dominant types in the portfolio and representing 26%, 22%, 19% and 12%, respectively, of net book value. As a result, a change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration will diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

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

Investment in New Aircraft Types and Engines.  The Company intends to continue to focus solely on regional aircraft and engines. Although the Company has traditionally invested in a limited number of types of turboprop aircraft and engines, the Company has also acquired several Fokker 100 regional jet aircraft and a Bombardier CRJ-705 aircraft, as well as regional jet aircraft engines, and may continue to seek acquisition opportunities for new types and models of regional jet and turboprop aircraft and engines used in the Company’s targeted customer base of regional air carriers. Acquisition of aircraft types and engines not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience managing those aircraft and engine types. The Company believes, however, that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage such new aircraft types and engines.  Further, the broadening of the asset types in the aircraft portfolio may have a benefit of diversifying the Company’s portfolio (see “Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” above).

Engine Leasing Risk.  The Company currently has seven engines in its portfolio, making up 8% of the Company’s total net book value of aircraft and aircraft engines held for lease. The Company may from time to time lease one or more of these engines under industry standard short-term engine leases, which place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer’s warranty or is not otherwise caused by circumstances that the lessee is required to cover, the Company’s investment in the engine could be a significant loss or the Company might incur a significant maintenance expense.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting.  No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AEROCENTURY CORP.
Date: November 8, 2013	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer