Form 10-K
period 2013-12-31
AEROCENTURY CORP
filed 2014-03-12
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price as of June 30, 2013) was $18,719,200.

The number of shares of the Registrant’s Common Stock outstanding as of March 12, 2014 was 1,543,257.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders.  Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include:  (i) in Part I, Item 1, “Business,” the Company’s statements regarding its belief that the Company can purchase assets at an appropriate price and maintain an acceptable overall on-lease rate for them; that the Company is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies; that the Company expects it will have sufficient cash flow to cover expenses and provide excess cash flow; that the Company expects to have sufficient cash flow or borrowing availability under the Credit Facility to fund maintenance expenses; that competition may increase if competitors who have traditionally neglected the regional air carrier market begin to focus on that market; that the Company has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by many in the regional air carrier market; that the Company has a competitive advantage because JMC has developed a reputation as a global participant in the regional aircraft leasing market; (ii) in Part I, Item 3, “Legal Proceedings,” the Company’s anticipation that none of the current lessee collection and lessee vendor mechanic’s lien collection litigation, if resolved adverse to the Company would have a material adverse effect on the Company’s financial condition or results of operations; (iii) in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company’s statements regarding its belief that it will have adequate cash flow to fund operational needs and payments required under the Credit Facility and that this belief is based on reasonable assumptions; (iv) in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements that there is an increased possibility that the Company’s current lessees will choose to return leased assets at lease expiration rather than renew the existing leases; that the Company will likely experience lower on-lease utilization rates, longer lead times, as well as lower rental rates for remarketed assets and that this will continue to affect the Company’s operating revenue through the remainder of 2014; that there will likely be a significant decrease in the pool of customers requiring aircraft; that the Company expects to lease two of the off-lease Fokker 100 aircraft during the second quarter of 2014; that the Company will likely incur substantial maintenance expense in late 2014 or early 2015 related to the return of one of the Dash 8-300 aircraft when the customer uses non-refundable maintenance reserves to meet the return conditions of the lease; that, given the current market for Dash-8-300 aircraft, the Company will be able to re-lease or sell the four returned Dash 8-400 aircraft in a timely manner; that available borrowings under the Credit Facility, considering possible lessee arrearages or off-lease periods, will be sufficient to meet its continuing obligations and to fund anticipated acquisitions; (v) in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” the Company’s statements regarding its belief that it will have sufficient cash funds to make any payment that arises due to any borrowing base limitations; that the Company intends to continue to focus solely on regional aircraft and engines; that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage new aircraft types and engines;  that there are effective mitigating factors against undue compensation-incented risk-taking by JMC; that the burden and costs of complying with government regulations will fall on the operators of equipment and not the Company, and that future government regulations could cause the value of any non-complying equipment owned by the Company to decline substantially; that it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on the Company; that the Company has sufficient cyber-security measures in place commensurate with the risks to the Company of a successful cyber-attack or breach of security; and that the Company believes that sufficient replacement mechanisms exist in the event of an interruption in its internet communications ability.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results," which include the risk of non-compliance of the Company's lessees with obligations under their respective leases; risk of unanticipated events that cause a lowered demand for air travel; risks related to use of debt financing for acquisitions; risk of failure to timely sell or re-lease off-lease assets; risk of unanticipated bankruptcy or failure of one or more of the Company’s lessees; risk of non-compliance with credit facility covenants; risk of unavailability of additional debt financing; risk of rapidly increasing interest rates; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.Business.

Business of the Company

AeroCentury Corp., a Delaware corporation incorporated in 1997 (the “Company”), acquires used regional aircraft and aircraft engines for lease to regional carriers worldwide.

The business of the Company is managed by JetFleet Management Corp. ("JMC"), pursuant to a management agreement (the “Management Agreement”) with JMC.  JMC is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company.

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

Although the Company has generally targeted used regional aircraft and engines with purchase prices between $3 million and $10 million, and lease terms less than five years, in late 2013 and early 2014, the Company acquired four regional jets with purchase prices and lease terms exceeding those of previously-acquired aircraft.  In determining assets for acquisition, the Company evaluates, among other things, the type of asset, its current price and projected future value, its versatility or specialized uses, the current and projected availability of and demand for that asset, and the type and number of future potential lessees.  Because JMC has extensive experience in purchasing, leasing and selling used regional aircraft, the Company believes it can purchase these assets at an appropriate price and maintain an acceptable overall on-lease rate for the Company’s assets.

In order to improve the remarketability of an aircraft after expiration of the lease, the Company’s leases generally contain provisions that require that when the lessee returns the aircraft, the Company receives the aircraft in a condition that allows the Company to expediently re-lease or sell the aircraft, or to receive sufficient payments based on usage over the lease term to cover any maintenance or overhaul of the aircraft required to bring the aircraft to such a state.

When considering whether to accept transactions with a lessee, the Company examines the lessee’s creditworthiness, growth prospects, financial status and backing; the experience of its management; and the impact of legal and regulatory matters in the lessee's market, all of which are weighed in determining the deal terms offered to the lessee. In addition, it is the Company’s policy to monitor the lessee’s business and financial performance closely throughout the term of the lease, and if requested, provide assistance drawn from the experience of the Company’s management in many areas of the air carrier industry.  Because of its “hands-on” approach to portfolio management, the Company believes it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies.

The Company has funded its asset acquisitions primarily through debt financing supplemented by free cash flow.  The Company’s primary source of debt financing has been a secured credit facility.  The Company's current credit facility ("Credit Facility") is provided by a syndicate of banks, with Union Bank, N.A. as agent, and in March 2013, the term expiration date was extended to September 30, 2015.

Working Capital Needs

The Company’s portfolio of assets has historically generated revenues that have exceeded the Company’s cash expenses, which consist mainly of management fees, maintenance expenses, principal and interest payments on debt, professional fees, and insurance premiums.

The Company's management fees payable to JMC are based upon the size of the Company’s asset pool. Maintenance costs for off-lease aircraft and maintenance costs for on-lease aircraft that are funded out of non-refundable maintenance reserves payments received from lessees are recognized as expenses as incurred. Interest expense is dependent on both the balance of the Company’s indebtedness and applicable interest rates.  Professional fees are paid to third parties for expenses not covered by JMC under the Management Agreement.  Insurance expense includes amounts paid for directors and officers insurance, as well as product liability insurance and aircraft hull insurance for periods when an aircraft is off lease.

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

Competition

The Company competes with other leasing companies, banks, financial institutions, and aircraft leasing partnerships for customers that generally are regional commercial aircraft operators seeking to lease aircraft under operating leases.  Management believes that competition may increase if competitors who have traditionally neglected the regional air carrier market begin to focus on that market.  Because competition is largely based on price and lease terms, the entry of new competitors into the market, and/or traditional large aircraft lessors into the regional aircraft niche, particularly those with greater access to capital markets than the Company, could lead to fewer acquisition opportunities for the Company and/or lease terms less favorable to the Company on acquisitions, as well as fewer renewals of existing leases or new leases of existing aircraft, all of which could lead to lower revenues for the Company.

The Company, however, believes that it has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by many in the regional air carrier market.  Management believes that the Company also has a competitive advantage because JMC has developed a presence as a global participant in the regional aircraft leasing market.

Dependence on Significant Customers

For the year ended December 31, 2013, the Company’s four largest customers accounted for 23%, 19%, 11% and 10% of lease revenue.  Concentration of credit risk with respect to lease receivables will diminish in the future only if the Company is able to re-lease assets currently on lease to significant customers to new customers and/or acquire  assets for lease to new customers.

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

Employees

Under the Company’s Management Agreement with JMC, JMC is responsible for all administration and management of the Company.  Consequently, the Company does not have any employees.

Available Information

The headquarters of AeroCentury Corp. is located at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010.  The main telephone number is (650) 340-1888.  The Company’s website is located at: http://www.aerocentury.com.

The Company is subject to the reporting requirements of the Securities Exchange Act (the “Exchange Act”). Therefore, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).  Copies of these materials, filed by us with the SEC, are available free of charge on our website at www.aerocentury.com through the Investor Relations link (SEC Filings).  The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.Risk Factors.

Smaller reporting companies are not required to provide this information.

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

As of December 31, 2013, the Company did not own or lease any real property, plant or materially important physical properties.  The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010.  However, since the Company has no employees and the Company’s portfolio of leased aircraft assets is managed and administered under the terms of the Management Agreement with JMC, all office facilities are provided by JMC.

For information regarding the aircraft and aircraft engines owned by the Company, refer to Note 2 to the Company’s financial statements in Item 8 of this Annual Report on Form 10-K.

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

Market Information

The Company’s Common Stock has been traded on the NYSE MKT since January 16, 1998.  The following table sets forth the high and low sales prices reported on the NYSE MKT for the Company’s Common Stock for the periods indicated:

Period	High	Low
Fiscal year ended December 31, 2013:
Fourth Quarter	$20.60	$14.65
Third Quarter	22.30	19.10
Second Quarter	21.50	17.53
First Quarter	18.31	14.20
Fiscal year ended December 31, 2012:
Fourth Quarter	14.10	11.35
Third Quarter	12.95	9.95
Second Quarter	15.60	10.32
First Quarter	11.90	6.00

On March 10, 2014, the closing sale price of the Company’s Common Stock on the NYSE MKT exchange was $17.79 per share.

Number of Security Holders

According to the Company’s transfer agent, the Company had approximately 1,700 stockholders of record as of March 10, 2014.  Because brokers and other institutions on behalf of beneficial stockholders hold many of the Company’s shares of Common Stock, the Company is unable to estimate the total number of beneficial stockholders represented by those record holders.

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

Stockholder Rights Plan

For information regarding the Company’s stockholder rights plan, refer to Note 7 to the Company’s financial statements in Item 8 of this Annual Report on Form 10-K.

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

Critical Accounting Policies, Judgments and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.  For a discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 1 to the Company’s financial statements in Item 8 of this Annual Report on Form 10-K.

Maintenance Reserves

Maintenance reserves are determined by mutual agreement of the Company and its lessee at inception of the lease and are based on the Company's estimate of the total maintenance cost at some future point resulting from the lessee’s usage. Reserve rates are typically subject to an annual adjustment provision that accounts for inflation of maintenance costs.   If a lessee is required to repair a component during the lease or perform a repair at lease end in order to comply with aircraft return conditions, it will be entitled to collect the reserves related to that repair from the Company, and any excess costs would then be the responsibility of the lessee.  Therefore, if maintenance rates do not accurately reflect the true cost of a repair, the Company will not incur any financial impact.  If, however, the Company repossesses an aircraft upon a lessee default, and the maintenance reserves collected under that defaulted lease are less than the actual maintenance costs, the Company is responsible for such excess costs.  It is also possible that, in order to remarket a repossessed aircraft, certain inspections and repairs may need to be performed earlier than otherwise required by the manufacturer or regulatory specifications.  In such a case, the collected reserves from the defaulted lessee, which were established assuming a normal interval between repairs, would likely be insufficient to cover the total cost incurred by the Company.   For a discussion of the Company’s accounting policies regarding Maintenance Reserves, refer to Note 3 to the Company’s financial statements in Item 8 of this Annual Report on Form 10-K.

Results of Operations

The Company recorded net income of $3.2 million in 2013 compared to net income of $5.2 million in 2012.

Annual operating lease revenue decreased 21% from $23.7 million in 2012 to $18.8 million in 2013, primarily reflecting lower portfolio utilization and lower revenue received from those lessees from which the Company records revenue only on cash receipt as a result of substantial uncertainty of collectability.  The effects of these decreases were partially offset by increases in operating lease revenue from assets purchased during 2012 and 2013.

The average net book value of assets held for lease during 2013 and 2012 was approximately $143.2 million and $138.6 million, respectively, representing an increase of 3%.  The average portfolio utilization during 2013 and 2012 was 76% and 84%, respectively.

Maintenance reserves revenue for the year ended December 31, 2013 increased 117% to $8.9 million from $4.1 million in 2012.  The increase was principally due to the recognition of $6.5 million maintenance reserves revenue in 2013 for funds received upon assignment of two leases in 2012 from one lessee to a second lessee, as described in Note 3 to the Company’s financial statements in Item 8 of this Annual Report on Form 10-K.  The effect of this increase was partially offset by decreases resulting from lower portfolio utilization and lower revenue received from those lessees from which the Company records revenue only on cash receipt as a result of substantial uncertainty of collectability in 2013 than in 2012.

During 2013, the Company recorded net gains totaling $3.7 million related to the sale of five aircraft and an engine, as well as the disposal of a Tay 650-15 engine.  During 2012, the Company recorded gains totaling $1.4 million related to the sale of two aircraft and an engine.  The Company also leased an engine pursuant to a finance lease in each of 2012 and 2013 and recorded related gains of $0.1 million in each of those years.

During 2013, the Company recorded $0.5 million of other income related to retention of a lessee’s security deposits upon early termination of two leases following its bankruptcy in January 2013.

The Company’s maintenance expense increased 115% to $8.8 million in 2013 from $4.1 million in 2012, as a result of increases in maintenance performed by lessees using non-refundable reserves and maintenance performed by the Company on off-lease aircraft.  During 2013 and 2012, previously-collected non-refundable maintenance reserves, which had been recorded as revenue when earned, funded $4.8 million and $1.8 million, respectively, of the Company’s maintenance expense in those years.

During 2013 and 2012, the Company added equipment to the lease portfolio of approximately $24.7 million and $30.5 million, respectively.  The Company sold equipment with a book value of approximately $8.7 million and $4.9 million during 2013 and 2012, respectively.  Depreciation and management fees in 2013 increased by 19% and 4%, respectively, over the previous year, primarily as a result of acquisitions and changes in residual assumptions from year to year.

The Company’s interest expense decreased by 12%, from $4.6 million in 2012 to $4.1 million in 2013, primarily as a result of a lower average Credit Facility balance and lower amortization of Credit Facility fees in 2013.

The Company’s insurance expense increased 35%, from $0.9 million in 2012 to  $1.2 million in 2013, primarily due to aircraft that were on lease in 2012 but off lease in 2013.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a)Credit Facility

In March 2013, the Company’s Credit Facility was increased to $130 million and extended to September 30, 2015. The Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

In November 2013, the Company obtained a waiver of compliance with a lessee concentration covenant under its Credit Facility agreement at the September 30, 2013 and December 31, 2013 calculation dates.  This covenant is intended to monitor the concentration of recognized lease revenue attributable to the Company’s largest lessees, as measured against the total recognized lease revenue from all lessees.  The non-compliance resulted primarily from the Company’s decision to recognize lease revenues from certain lessees from whom collectability was deemed not reasonably assured on a cash basis rather than an accrual basis (as is normally done for the Company’s lessees), thereby reducing the rent attributable to those lessees and the Company’s total lease revenue.  As a result, lease revenue attributable to other lessees exceeded the percentage permitted in the covenant.  The Company was in compliance with all other covenants under the Credit Facility agreement at December 31, 2013, and was in compliance with all covenants at December 31, 2012.

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

For additional information regarding the Company’s credit facility, refer to Note 6 to the Company’s financial statements in Item 8 of this Annual Report on Form 10-K.

(b)Cash flow

The Company’s primary sources of cash are (i) rent payments due under the Company’s operating and finance leases and (ii) refundable and non-refundable maintenance reserves billed monthly to lessees based on asset usage.  The Company’s leases do not require that cash collected by the Company for maintenance reserves and security deposits be segregated and, therefore, such cash is included in cash and cash equivalents on the Company’s balance sheets.

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

Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  Among the more significant factors that could have an impact on the accuracy of cash flow assumptions are (i) lessee non-compliance with lease obligations, (ii) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rates for the asset, (iii) lessee performance of maintenance, and payment of related maintenance claims, earlier than anticipated, (iv) inability to locate and acquire a sufficient volume of additional assets at prices that will produce acceptable net returns, (v) increases in interest rates, (vi) inability to timely dispose of off-lease assets at prices commensurate with their market value,  and (vii) any one or a combination of the above factors that causes the Company to violate covenants under the Credit Facility agreement, which may in turn require repayment of some or all of the amounts outstanding.

(i)Operating activities

The Company’s cash flow from operations decreased by $18.0 million in 2013 compared to 2012.  As discussed below, the change in cash flow was primarily a result of decreases in payments received for operating lease revenue and maintenance reserves and an increase in payments for maintenance.

Payments for operating lease revenue and maintenance reserves

Payments received from lessees for rent decreased by $5.4 million in 2013 compared to 2012, primarily due to an increase in the number of off-lease assets and payment delinquencies in the 2013 period.  Payments received for maintenance reserves decreased by $7.6 million in 2013 compared to 2012.  Cash received for maintenance reserves revenue in 2012 included a $6.5 million payment from assignment of two leases from one lessee to a second lessee, as described in Note 3 to the Company’s financial statements in Item 8 of this Annual Report on Form 10-K.  In addition, the Company received less cash related to maintenance reserves revenue in 2013 as a result of payment delinquencies and assets that were on lease in 2012, but off lease in 2013.

The Company is receiving no lease revenue for its assets that are currently off lease, which assets are comprised of four Fokker 50 aircraft, one Saab 340B aircraft, six Fokker 100 aircraft, one General Electric CF34-8E engine, and one Tay 650-15 engine.  The Tay 650-15 engine, which was acquired during the first quarter of 2013, is being held as a spare and used in connection with required maintenance on the Company’s Fokker 100 aircraft.

Payments for maintenance

Payments for maintenance increased by $2.8 million in 2013 compared to 2012, primarily as a result of an increase in maintenance costs for off-lease aircraft.  The amount of payments for maintenance in future periods will depend on the amount and timing of maintenance paid as reimbursement to lessees for maintenance reserves claims, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease assets.

(ii)Investing activities

During 2013 and 2012, the Company received cash of $11.0 million and $5.3 million, respectively, from the sale of assets.  During the same time periods, the Company used cash of $25.0 million and $30.6 million, respectively, for purchases and capital improvement of aircraft.

(iii)Financing activities

The Company borrowed $19.0 million and $19.9 million under the Credit Facility during 2013 and 2012, respectively.  In these same time periods, the Company repaid $9.3 million and $17.3 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow.  During 2013 and 2012, the Company paid $2.1 million and $1.6 million of fees related to the extension of the Company’s Credit Facility.  Such fees are amortized over the term of the Credit Facility.

Outlook

(a)General

The slow recovery from the global downturn has resulted in a significant reduction in airline passenger volume and, in reaction to that, a reduction in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially Europe. This presents a challenging environment for the Company in three respects:

•    There is an increased possibility of an unanticipated lessee default, as evidenced by the bankruptcies of two of the Company’s customers in each of 2012 and 2013.  A lessee’s default and the unscheduled return of an asset to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee’s default on its maintenance and return condition obligations. The Company monitors the performance of all of its customers and has noted that several of the Company’s customers have experienced weakened operating results and have not yet achieved financial stability.

•    There is an increased possibility that the Company’s current lessees will choose to return leased assets at lease expiration rather than renew the existing leases, notwithstanding that any such lessee may incur significant expenses to satisfy return conditions.  Due to decreased demand for aircraft capacity, it is likely that the Company will experience lower on-lease utilization rates and longer lead times for remarketing of returned assets, as well as lower rental rates for remarketed assets, as was the case with several lease extensions and re-leases since 2011. This trend is expected to continue to affect the Company’s operating revenue through 2014.

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

(b)Operating Segments

The Company operates in one business segment, the leasing of regional aircraft to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

At February 28, 2014, the dominant types of aircraft in the Company’s portfolio were as follows:

Model	Number owned	% of net book value
Bombardier Dash-8-300	9	19%
Bombardier CRJ-700	3	17%
Fokker 100	7	16%
Bombardier Dash-8-Q400	3	14%
Bombardier CRJ-705	1	10%

For the month ended February 28, 2014, the Company’s most significant sources of operating lease revenue were from the following regions:
Region	Number of lessees	% of operating lease revenue
North America	2	26%
Africa	2	22%
Asia	4	17%
Caribbean	1	15%
Europe	4	15%

(c)Remarketing Efforts

In March 2014, the Company sold a Fokker 50 aircraft.  The Company is seeking remarketing opportunities for three Fokker 50 aircraft and one Saab 340B aircraft, which were returned in the second quarter of 2012, as well as a General Electric CF34-8E5 engine, which was returned in the fourth quarter of 2013.

In October 2013, the Company delivered a Fokker 100 aircraft to a new customer, and that customer has indicated that it may lease another of the Company’s Fokker 100 aircraft, six of which were off lease at December 31, 2013.  The Company has a signed letter of intent for the lease of two of the off-lease Fokker 100 aircraft, received an initial deposit and expects to deliver the aircraft during the second quarter of 2014.  Although the Company had a signed letter of intent for the lease of the other three off-lease Fokker 100 aircraft with a start-up airline and received an initial deposit in 2013, the Company returned the deposit in early 2014 after a change in the customer’s business plan.  The Company is seeking remarketing opportunities for these Fokker 100 aircraft.

Unless they are renewed, leases for four of the Company’s assets will expire during the first half of 2014 and the assets will be returned to the Company.

Two of the assets to be returned in 2014 are Dash-8-300 aircraft, which are on lease to a customer that is replacing its fleet with a different type of aircraft.  The customer expects to return these aircraft, as well as two other Dash-8-300 aircraft it leases from the Company, in 2014 and early 2015.  The Company will likely incur substantial maintenance expense in late 2014 or early 2015 related to the return of one of the aircraft when the customer uses non-refundable maintenance reserves to meet the return conditions of the lease.  Such reserves, expected to total approximately $1.2 million, have been recorded as maintenance reserves revenue during the lease.  Although the Company does not hold maintenance reserves for the remaining two aircraft to be returned, it holds security deposits of $1.0 million for each aircraft, which will be returned to the customer upon completion of the maintenance work required by the leases.  Management believes that, given the current market for Dash-8-300 aircraft, it will be able to re-lease or sell the four returned aircraft in a timely manner.

The Company is considering selling some or all of its off-lease aircraft.  The Company is analyzing the amount and timing of maintenance required to remarket the aircraft, the amount of which may differ significantly if the aircraft are sold rather than re-leased.

(d)Credit Facility

As discussed above in Liquidity and Capital Resources – Credit Facility, in November 2013, the Company obtained a waiver of compliance with a customer concentration covenant under its Credit Facility agreement at the September 30, 2013 and December 31, 2013 calculation dates.

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

Factors that May Affect Future Results

Ownership Risks.  The Company’s leases are typically less than the entire anticipated remaining useful life of the leased assets.  The Company’s ability to recover its investment in an asset subject to such a lease is dependent upon the Company’s ability to profitably re-lease or sell the asset after the expiration of the lease term.  Some of the factors that have an impact on the Company’s ability to re-lease or sell the asset include worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset’s use more expensive or preclude use due to the age of the aircraft or unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments that cause the asset to become obsolete. If the Company is unable to remarket its assets on favorable terms when the leases for such assets expire, the Company’s financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

The Company acquires used aircraft equipment.  The market for used aircraft equipment has been cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry.  The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, the number of new aircraft on order and the number of aircraft coming off lease, as well as introduction of new aircraft models and types that may be more technologically advanced, more fuel efficient and/or less costly to maintain and operate.  Values may also increase for certain aircraft types that become desirable based on market conditions and changing airline capacity.

In addition, a successful investment in an asset subject to a lease depends in part upon having the asset returned by the lessee in the condition as required under the lease.  Each lease typically obligates a customer to return an asset to the Company in a specified condition, which generally requires it be returned in equal or better condition than at delivery to the lessee.  If the lessee becomes insolvent during the term of its lease and the Company has to repossess the asset, it is unlikely that the lessee will have the financial ability to meet these return obligations and it is likely that the Company would be required to expend funds in excess of any maintenance reserves collected to return the asset to a remarketable condition.  If the lessee files for bankruptcy and rejects the aircraft lease, although the lessee is required to return the aircraft, the lessee is relieved from all further obligations under the lease, including the obligation to return the aircraft in the condition required under the lease.  In that case, it is also likely that the Company would be required to expend funds in excess of any maintenance reserves collected to return the asset to a remarketable condition.

Several of the Company’s leases do not require payment of monthly maintenance reserves, which serve as the lessee’s advance payment for its future repair and maintenance obligations.  If repossession due to lessee default or bankruptcy occurs under such a lease, the Company will be left with the costs of unperformed repair and maintenance under the applicable lease and the Company may incur an unanticipated expense in order to re-lease or sell the asset.

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

If a lessee that is a certified U.S. airline were in default under a lease and sought protection under Chapter 11 of the United States Bankruptcy Code, Section 1110 of the Bankruptcy Code would automatically prevent the Company from exercising any remedies against such lessee for a period of 60 days.  After the 60-day period had passed, the lessee would have to agree to perform the lease obligations and cure any defaults, or the Company would have the right to repossess the equipment.  However, this procedure under the Bankruptcy Code has been subject to significant litigation, and it is possible that the Company’s enforcement rights may be further adversely affected by a bankruptcy filing by a defaulting lessee.

Several of the Company’s customers have experienced significant financial difficulties, become insolvent, or have been declared or have filed for bankruptcy.  Such an insolvency or bankruptcy usually discharges all unpaid obligations of the customer existing at the time of the filing, resulting in a total loss of those receivables.  The Company closely monitors the performance of all of its lessees and its risk exposure to any lessee that may be facing financial difficulties, in order to guide decisions with respect to such lessee that would mitigate losses in the event the lessee is unable to meet or rejects its lease obligations.  There can be no assurance that additional customers will not become insolvent or file for bankruptcy or that the Company will be able to mitigate any of the resultant losses.

Risks of Debt Financing; Credit Facility Financial Covenants.  The Company’s use of debt as the primary form of acquisition financing subjects the Company to increased risks associated with leveraging.  In addition to payment obligations, the Credit Facility agreement includes financial covenants, including some requiring the company to have positive earnings, meet minimum net worth standards and be in compliance with certain financial ratios.  There can be no assurance that the Company will be in compliance with these covenants under the Credit Facility through its term, and in the event of any non-compliance, the Company would need to seek waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured. The Company’s assets secure its debt financing, and any default in payment obligations or other covenants under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

General Economic Conditions and Lowered Demand for Travel. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is continuing to experience financial difficulty due to the slow recovery in the global economy. Passenger volume has fallen significantly for many carriers, and the loss of revenue has affected their financial condition.  The current lending environment has made it difficult or impossible for many regional carriers to find the additional debt financing on which they have traditionally relied.  The confluence of these economic factors increases the likelihood of failures among the Company’s customers.  The spread of a disease epidemic, the threat or execution of a terrorist attack against aviation, a worsening financial/bank crisis in Europe, a natural event that interrupts air traffic, political crises or other events that cause a prolonged spike in fuel prices, or other like events could exacerbate an already weakened condition and lead to widespread failures in the air carrier industry.  If lessees experience financial difficulties and are unable to meet lease obligations, this will, in turn, negatively affect the Company’s financial performance.

Airline reductions in capacity in response to lower passenger loads have resulted in reduced demand for aircraft and aircraft engines and a corresponding decrease in market lease rental rates and aircraft values for many aircraft types.  This reduced market value could affect the Company’s results if the market value of an asset or assets in the Company’s portfolio falls below carrying value, and the Company determines that a write-down of the value on its balance sheet is appropriate. Furthermore, if older, expiring leases are replaced with leases at decreased lease rates, the lease revenue from the Company’s existing portfolio is likely to decline, with the magnitude of the decline dependent on the length of the downturn and the depth of the decline in market rents.

Economic downturns can affect certain regions of the world more than others.  As the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases assets could have a significant adverse impact on the Company.  The Company’s significant sources of operating lease revenue by region are summarized in “Outlook - Operating Segments,” above.

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

Risks Related to Regional Air Carriers.  The Company’s continued focus on its customer base of regional air carriers subjects the Company to additional risks.  Some of the lessees in the regional air carrier market are companies that are start-up, low-capital, and/or low-margin operators.  Often, the success of such carriers depends on contractual arrangements with major trunk carriers or franchises from governmental agencies that provide subsidies for operating essential air routes, both of which may be subject to termination or cancellation with short notice periods.  Regional carriers, even if financially strong, that are owned by, or are a sister corporation of, an established major carrier can also be swept into bankruptcy if the major carrier files for bankruptcy or becomes insolvent.  Two of the Company's regional air carrier customers, one located in the United States and the other in Sweden, filed for bankruptcy in 2012, and two customers, located in Germany and the Netherlands Antilles, filed for bankruptcy in 2013.

International Risks.  The Company leases assets primarily in overseas markets.  Leases with foreign lessees, however, may present different risks than those with domestic lessees.  Most of the Company’s expected growth is outside of the United States.

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

Concentration of Lessees and Aircraft Type. For the month ended February 28, 2014, based on monthly operating lease revenue and interest income from finance leases, the Company’s three largest customers accounted for a total of approximately 50% of the Company’s monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results and borrowing base under the Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company’s revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any such failure to be in compliance, the Company will need to seek waivers or amendment of the applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

The dominant types of aircraft in the Company’s portfolio are summarized in “Outlook - Operating Segments,” above. A change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration would diminish if the Company acquires additional assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

Investment in New Aircraft Types and Engines.  The Company intends to continue to focus solely on regional aircraft and engines. Although the Company has traditionally invested in a limited number of types of turboprop aircraft and engines, the Company has also acquired several types of regional jet aircraft, as well as regional jet aircraft engines, and may continue to seek acquisition opportunities for new types and models of aircraft and engines used in the Company’s targeted customer base of regional air carriers. Acquisition of aircraft types and engines not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience managing those assets. The Company believes, however, that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage such new aircraft types and engines.  Further, the broadening of the asset types in the aircraft portfolio may have a benefit of diversifying the Company’s portfolio (see “Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” above).

Engine Leasing Risk.  The Company currently has six engines in its portfolio, making up 6% of the Company’s total net book value of aircraft and aircraft engines held for lease. The Company may from time to time lease one or more of these engines under industry standard short-term engine leases, which place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer’s warranty or is not otherwise caused by circumstances that the lessee is required to cover, the Company’s investment in the engine could be a significant loss or the Company might incur a significant maintenance expense.

Interest Rate Risk.  The Credit Facility carries a floating interest rate based upon short-term interest rate indices. Lease rates typically, but not always, move over time with interest rates, but market demand and numerous other asset-specific factors also affect lease rates. Because the Company’s typical lease rates are fixed at lease origination, interest rate changes during the lease term have no effect on existing lease rental payments.  Therefore, if interest rates rise significantly and there is relatively little lease origination by the Company following such rate increases, the Company could experience decreased net income as additional interest expense outpaces revenue growth.  Further, even if significant lease origination occurs following such rate increases, other contemporaneous aircraft market forces may result in lower or flat rental rates, thereby decreasing net income.

Reliance on JMC.  All management of the Company is performed by JMC under the twenty-year Management Agreement between the Company and JMC that expires in April of 2018 and provides for an asset-based management fee.  JMC is not a fiduciary of the Company or its stockholders. The Company’s Board of Directors (the “Board”) has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company’s relationship with JMC and the performance of JMC's obligations to the Company under the Management Agreement, as it would have for any third party service provider to the Company.  While JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, all of the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and its stockholders.  In addition, certain officers of the Company hold significant ownership positions in the Company and JHC, the parent company of JMC.

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

Government Regulation.  There are a number of areas in which government regulation may result in costs to the Company.  These include aircraft registration safety requirements, required equipment modifications, maximum aircraft age, and aircraft noise requirements.  Although it is contemplated that the burden and cost of complying with such requirements will fall primarily upon lessees of equipment, there can be no assurance that the cost will not fall on the Company.  Furthermore, future government regulations could cause the value of any non-complying equipment owned by the Company to decline substantially.

Competition.  The aircraft leasing industry is highly competitive.  The Company competes with aircraft manufacturers, distributors, airlines and aircraft operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources.  Nevertheless, the Company believes that it is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.  This market segment, which is characterized by transaction sizes of less than $10 million and in many cases customers that are private companies without well-established third party credit ratings, is not well served by the Company’s larger competitors.  JMC has developed a reputation as a global participant in this segment of the market, and the Company believes that JMC’s reputation benefits the Company.  There is, however, no assurance that competition from larger aircraft leasing companies will not increase significantly or that JMC’s reputation will continue to be strong in this market segment.

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

Compliance with Future Environmental Regulations.  Compliance with future environmental regulations may harm the Company’s business. Many aspects of aircraft operations are subject to increasingly stringent environmental regulations, and growing concerns about climate change may result in the imposition by the U.S and foreign governments of additional regulation of carbon emissions, aimed at either requiring adoption of technology to reduce the amount of carbon emissions or putting in place a fee or tax system on carbon emitters. It is likely that any such regulation will be directed at the Company’s customers, as operators of aircraft, or at the Company, as owners of aircraft.  Under the Company’s triple-net lease arrangements, the Company would likely shift responsibility for compliance to its lessees, but there might be some costs of regulation that the Company could not shift and would itself have to bear. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on the Company’s financial position, results of operations, or cash flows, no assurance can be given that the costs of complying with environmental regulations adopted in the future will not have such an effect.

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

Warrants.  As part of a previous subordinated debt financing, which was fully repaid in December of 2011, the Company issued warrants to purchase up to 81,224 shares of the Company’s common stock that are currently exercisable (and expire on December 31, 2015) and represent approximately 5% of the post-exercise fully diluted capitalization of the Company.  The exercise price of the warrants is $8.75 per share.  If the warrants to purchase shares are exercised at a time when the exercise price is less than the market price of the Company’s common stock, there will be dilution to the existing holders of common stock.  This dilution of the Company’s common stock could depress its trading price.

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

Item 8.Financial Statements and Supplementary Data.

(a)Financial Statements and Schedules

(1)Financial statements for the Company:
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2013 and 2012
Statements of Operations for the Years Ended December 31, 2013 and 2012
Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012
Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
Notes to Financial Statements

(2)Schedules:

All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AeroCentury Corp.
Burlingame, California

We have audited the accompanying balance sheets of AeroCentury Corp. as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury Corp. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
San Francisco, California
March 12, 2014

AeroCentury Corp.
Balance Sheets

ASSETS
	December 31,	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$2,112,700	$1,596,800
Accounts receivable, including deferred rent of $217,200 and $985,300, net of allowance for doubtful accounts of $0 and $2,419,400 at December 31, 2013 and December 31, 2012, respectively	3,313,700	3,196,200
Finance leases receivable	1,895,200	1,557,200
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $50,679,300 and $52,244,500 at December 31, 2013 and December 31, 2012, respectively	152,375,200	143,667,700
Assets held for sale	735,000	745,400
Prepaid expenses and other	3,633,000	1,663,200
Total assets	$164,064,800	$152,426,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,175,300	$1,133,600
Notes payable and accrued interest	77,527,300	67,865,700
Maintenance reserves and accrued maintenance costs	13,254,100	15,356,100
Security deposits	6,265,000	7,001,200
Unearned revenues	646,700	752,400
Deferred income taxes	16,099,700	14,419,200
Income taxes payable	-	19,100
Total liabilities	114,968,100	106,547,300
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	34,819,100	31,601,600
	49,600,800	46,383,300
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)
Total stockholders’ equity	49,096,700	45,879,200
Total liabilities and stockholders’ equity	$164,064,800	$152,426,500

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Operations

	For the Years Ended December 31,
	2013	2012
Revenues and other income:
Operating lease revenue, net	$18,794,200	$23,662,300
Maintenance reserves revenue, net	8,878,300	4,099,100
Net gain on disposal of assets	3,808,200	1,486,000
Other income	718,800	110,700
	32,199,500	29,358,100
Expenses:
Maintenance	8,765,000	4,082,100
Depreciation	7,312,500	6,126,900
Management fees	4,352,400	4,166,200
Interest	4,075,000	4,627,000
Professional fees, general and administrative and other	1,532,100	1,513,000
Insurance	1,166,400	866,000
Other taxes	90,200	90,200
	27,293,600	21,471,400

Income before income tax provision	4,905,900	7,886,700
Income tax provision	1,688,400	2,697,700
Net income	$3,217,500	$5,189,000
Earnings per share:
Basic	$2.08	$3.36
Diluted	$2.03	$3.32
Weighted average shares used in earnings per share computations:
Basic	1,543,257	1,543,257
Diluted	1,587,036	1,563,054

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Stockholders’ Equity
For the Years Ended December 31, 2013 and 2012

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2011	$1,600	$14,780,100	$26,412,600	$(504,100)	$40,690,200
Net income	-	-	5,189,000	-	5,189,000
Balance, December 31, 2012	1,600	14,780,100	31,601,600	(504,100)	45,879,200
Net income	-	-	3,217,500	-	3,217,500
Balance, December 31, 2013	$1,600	$14,780,100	$34,819,100	$(504,100)	$49,096,700

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Cash Flows
	For the Years Ended December 31,
	2013	2012
Operating activities:
Net income	$3,217,500	$5,189,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Net gain on disposal of assets	(3,808,200)	(1,486,100)
Depreciation	7,312,500	6,126,900
Non-cash interest	1,113,600	1,667,000
Deferred income taxes	1,680,500	2,324,800
Changes in operating assets and liabilities:
Accounts receivable	(106,000)	(260,100)
Finance lease receivable	246,000	60,900
Income taxes receivable	2,000	(300)
Prepaid expenses and other	(772,400)	(221,200)
Accounts payable and accrued expenses	(40,300)	741,000
Accrued interest on notes payable	(38,400)	(407,000)
Maintenance reserves and accrued costs	(1,284,200)	9,541,400
Security deposits	(525,200)	1,447,100
Unearned revenue	(105,700)	194,200
Income taxes payable	(19,100)	(1,300)
Net cash provided by operating activities	6,872,600	24,916,300
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	10,018,700	5,322,200
Proceeds from sale of assets held for sale, net of re-sale fees	945,100	-
Purchases of aircraft and aircraft engines	(24,965,500)	(30,632,200)
Net cash used in investing activities	(14,001,700)	(25,310,000)
Financing activities:
Borrowings under Credit Facility	19,000,000	19,900,000
Repayments of Credit Facility	(9,300,000)	(17,300,000)
Debt issuance costs	(2,055,000)	(1,605,000)
Net cash provided by financing activities	7,645,000	995,000
Net increase in cash and cash equivalents	515,900	601,300
Cash and cash equivalents, beginning of year	1,596,800	995,500
Cash and cash equivalents, end of year	$2,112,700	$1,596,800

During the years ended December 31, 2013 and 2012, the Company paid interest totaling $3,077,100 and $3,572,600, respectively. During the year ended December 31, 2013, the Company paid income taxes totaling $800 and received a state tax refund of $2,000.  During the year ended December 31, 2012, the Company paid income taxes totaling $2,100.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2013

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

Assets that are held for sale are not subject to depreciation and are separately classified on the balance sheet.  Such assets are carried at their estimated fair values, less costs to sell.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2013

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table shows by level, within the fair value hierarchy, the fair value of the Company’s assets that are measured and recorded at fair value on a recurring basis:

	December 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds included in cash and cash equivalents	$1,842,000	$1,842,000	$-	$-	$1,239,500	$1,239,500	$-	$-
Total	$1,842,000	$1,842,000	$-	$-	$1,239,500	$1,239,500	$-	$-

As of December 31, 2013 and December 31, 2012, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the carrying value exceeds its fair value. During the years ended December 31, 2013 and 2012, there were no recorded impairments of long-lived assets.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2013

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

(f)Impairment of Long-lived Assets

The Company reviews assets for impairment when there has been an event or a change in circumstances indicating that the carrying amount of a long-lived asset may not be recoverable. In addition, the Company routinely reviews all long-lived assets for impairment annually. Recoverability of an asset is measured by comparison of its carrying amount to the future estimated undiscounted cash flows (without interest charges) that the asset is expected to generate.  Estimates are based on currently available market data and independent appraisals and are subject to fluctuation from time to time.  If these estimated future cash flows are less than the carrying value of an asset at the time of evaluation, any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Fair value is determined by reference to independent appraisals and other factors considered relevant by management. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of estimated future undiscounted cash flows and, if different conditions prevail in the future, material write-downs may occur.  No impairment provision was recorded in 2013 or 2012.

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

(h)Security deposits

The Company’s leases are typically structured so that if any event of default occurs under a lease, the Company may apply all or a portion of the lessee’s security deposit to cure such default.  If such application of the security deposit is made, the lessee typically is required to replenish and maintain the full amount of the deposit during the remaining term of the lease.  All of the security deposits received by the Company are refundable to the lessee at the end of the lease upon satisfaction of all lease terms.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2013

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

The Company’s allowance for doubtful accounts was $0 and $2,419,400 at December 31, 2013 and 2012, respectively.

(k)Comprehensive Income

The Company does not have any comprehensive income other than the revenue and expense items included in the statements of operations.  As a result, comprehensive income equals net income for the years ended December 31, 2013 and 2012.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2013

1.Organization and Summary of Significant Accounting Policies (continued)

(l)Finance Leases

The leases for one of the Company’s aircraft and two engines contain lessee purchase options at prices substantially below the assets’ estimated residual values at the exercise date for the option.  Consequently, the Company considers the purchase options to be “bargain purchase options” and has classified such leases as finance leases for financial accounting purposes.  The Company does not include the value, purchase price or accumulated depreciation of finance lease assets on its balance sheet.  Instead, the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option are reported as a finance lease receivable.  Rental revenue and depreciation expense are not recognized on finance leases.  Rather, the Company accrues interest on the balance of the finance leases receivable based on the interest rate inherent in the applicable lease.  The Company recognized interest earned on finance leases as “other income” in the amount of $175,700 and $93,800 in 2013 and 2012, respectively.

2.Aircraft and Aircraft Engines Held for Lease or Sale

(a)Assets Held for Lease

At December 31, 2013 and December 31, 2012, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following:

	December 31, 2013		December 31, 2012
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value
Bombardier Dash-8-300	9	23%	9	25%
Fokker 100	7	19%	7	22%
Bombardier Dash-8-Q400	3	17%	3	19%
Bombardier CRJ-705	1	12%	-	-
Fokker 50	10	10%	13	14%
Saab 340B Plus	6	8%	4	6%
General Electric CF34-8E5 engine	3	6%	3	7%
Saab 340B	4	4%	5	5%
Tay 650-15 engine	1	1%	-	-
General Electric CT7-9B engine	2	-	1	-
Saab 340A	1	-	1	-
deHavilland DHC-8-100	-	-	1	1%
deHavilland DHC-6	-	-	1	1%

Net book value excludes the Company’s Saab 340A aircraft and the two General Electric CT7-9B engines, which are subject to finance leases.

During 2013 and 2012, the Company used cash of $24,965,500 and $30,632,200 for the purchase and capital improvement of aircraft.

During 2013, the Company recorded gains totaling $4,504,200 related to the sale of three Fokker 50 aircraft, a deHavilland DHC-8-100 aircraft, a deHavilland DHC-6 aircraft and a General Electric CT7-9B engine. The Company also leased an engine pursuant to a finance lease and recorded a related gain of $73,300.  In addition, the Company recorded a loss of $769,300 on the disposal of a Tay 650-15 engine, which was replaced by one of the Company’s spare engines.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2013

2.Aircraft and Aircraft Engines Held for Lease or Sale (continued)

(a)Assets Held for Lease (continued)

During 2012, the Company recorded gains totaling $1,373,800 related to the sale of a Bombardier Dash-8-100, a Fokker 50 aircraft and a General Electric CT7-9B engine.  The Company also leased an engine pursuant to a finance lease and recorded a related gain of $112,300.

During 2013, the Company extended the leases for eight of its assets and leased three assets that had been off lease at December 31, 2012.

In August 2013, the lessee of three of the Company’s Fokker 100 aircraft was declared bankrupt and the lessee returned the aircraft to the Company. In connection with the bankruptcy, the Company recorded a bad debt expense of $357,600.

At December 31, 2013, thirteen of the Company’s assets, comprised of four Fokker 50 aircraft, one Saab 340B aircraft, six Fokker 100 aircraft, one General Electric CF34-8E5 engine and one Tay 650-15 engine, which represented 23% of the net book value of the Company’s aircraft and engines, were off lease.

As discussed in Note 12, the Company sold a Fokker 50 aircraft in March 2014.  The Company is seeking re-lease opportunities for the other off-lease assets, other than the Tay 650-15 engine that is being held as a spare and used in connection with required maintenance on the Company’s Fokker 100 aircraft.

(b)Assets Held for Sale

During 2012, the Company classified the airframe and one engine from one of the Company’s aircraft as held for sale.  The engine was sold during 2012 at a gain of $50,900.   During 2013, the Company classified an additional airframe and engine from another aircraft as held for sale, and sold the engine during the year, generating a gain of $6,600.  During 2013 and 2012, the Company received $495,100 and $0 from the sale of parts belonging to the two airframes.  No adjustments to the carrying value of the Company’s assets held for sale were recorded during 2013 and 2012.

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
December 31, 2013

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

At December 31, 2013 and December 31, 2012, the liability for maintenance reserves and accrued maintenance costs consisted of refundable maintenance payments billed to lessees based on usage and accrued maintenance costs for both off-lease aircraft and lessee maintenance claims for non-refundable maintenance reserves.  Refundable maintenance reserves at December 31, 2012 also included a $6,528,500 payment received from a lessee when its two aircraft leases were assigned to a new lessee upon the sale by the original lessee of all of its assets to the new lessee in 2012.  In the first quarter of 2013, the two subject aircraft were returned to the Company by the new lessee in connection with the new lessee’s bankruptcy and the $6,528,500 payment was recorded as maintenance reserves revenue.  At December 31, 2013 and December 31, 2012, the Company’s maintenance reserves and accrued maintenance costs consisted of the following:

	December 31, 2013	December 31, 2012
Refundable maintenance reserves	$10,480,000	$14,477,400
Accrued maintenance costs	2,774,100	878,700
	$13,254,100	$15,356,100

Additions to and deductions from the Company’s accrued maintenance costs during the years ended December 31, 2013 and 2012 for aircraft maintenance were as follows:

	For the Years Ended December 31,
	2013	2012
Balance, beginning of period	$878,700	$1,013,400
Additions:
Charged to expense	8,765,000	4,082,100
Capital equipment	482,900	52,200
Accrued claims related to refundable maintenance reserves	745,600	763,900
Prepaid maintenance and other	1,114,000	239,700
Total additions	11,107,500	5,137,900
Deductions:
Payments	8,297,700	4,614,900
Other	914,400	657,700
Total deductions	9,212,100	5,272,600
Net increase/(decrease) in accrued maintenance costs	1,895,400	(134,700)
Balance, end of period	$2,774,100	$878,700

AeroCentury Corp.
Notes to Financial Statements
December 31, 2013

4.Operating Segments

The Company operates in one business segment, the leasing of regional aircraft to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

Approximately 0% and 4% of the Company’s operating lease revenue was derived from lessees domiciled in the United States during 2013 and 2012, respectively.  All revenues relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

The tables below set forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Years Ended December 31,
Operating Lease Revenue	2013	2012

Africa	$5,454,700	$4,401,600
Asia	4,149,000	4,143,100
Caribbean	3,600,000	5,402,400
Europe and United Kingdom	3,415,500	6,366,500
North America	1,542,000	2,707,100
South America	633,000	641,600
	$18,794,200	$23,662,300

	December 31,
Net Book Value of Aircraft and Aircraft Engines Held for Lease	2013	2012

Off lease	$34,446,300	$20,359,600
Asia	30,489,400	27,577,900
Africa	29,951,800	32,962,100
Europe and United Kingdom	20,384,700	25,012,300
North America	17,779,000	7,386,800
Caribbean	13,209,300	27,145,800
South America	6,114,700	3,223,200
	$152,375,200	$143,667,700

5.Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables.  The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

For the year ended December 31, 2013 the Company had four significant customers, which accounted for 23%, 19%, 11% and 10%, respectively, of lease revenue.  For the year ended December 31, 2012 the Company had four significant customers, which accounted for 15%, 13%, 11% and 10%, respectively, of lease revenue.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2013

5.Concentration of Credit Risk (continued)

At December 31, 2013, the Company had receivables from two customers totaling $1,231,500, representing 40% of the Company’s total receivables.  Of that amount, $984,000 was paid in early 2014.

At December 31, 2012, the Company had a receivable from one lessee of $3,300,000, representing 71% of the Company’s total receivables. Of that amount, $180,000 was paid in early 2013. At December 31, 2012, the Company had an allowance for doubtful accounts totaling $2,419,400 related to this customer for the amount owed in excess of the security deposits held by the Company.  The customer was declared bankrupt during 2013 and the Company wrote off all receivables due from that customer in 2013, net of security deposits and refundable reserves held by the Company.

As of December 31, 2013, minimum future lease revenue payments receivable under noncancelable leases were as follows:

	Operating	Finance
Years ending	leases	leases

2014	$17,648,900	$238,900
2015	10,932,800	182,400
2016	9,508,400	182,400
2017	5,927,000	171,900
2018	2,552,800	32,500
Thereafter	12,570,800	-
	$59,140,700	$808,100

Minimum lease payments due under the Company’s finance lease include interest income totaling $300,100.

6.Notes Payable and Accrued Interest

At December 31, 2013 and December 31, 2012, the Company’s notes payable and accrued interest consisted of the following:

	December 31,	December 31,
	2013	2012
Credit Facility principal	$77,500,000	$67,800,000
Credit Facility accrued interest	27,300	65,700
	$77,527,300	$67,865,700

In March 2013, the Company’s Credit Facility (the “Credit Facility”) provided by a syndicate of banks was increased from $90 million to $130 million and the maturity date was extended to September 30, 2015. The Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

The Company borrowed $19,000,000 and $19,900,000 during 2013 and 2012, respectively, under the Credit Facility.  The Company repaid $9,300,000 and $17,300,000 of its Credit Facility debt during 2013 and 2012, respectively.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2013

6.Notes Payable and Accrued Interest (continued)

In November 2013, the Company obtained a waiver of compliance with a customer concentration covenant under its Credit Facility agreement at the September 30, 2013 and December 31, 2013 calculation dates.  The higher than anticipated concentration resulted in part from the Company recognizing operating lease revenues from certain lessees on a cash basis, as collectability was not reasonably assured.  The Company was in compliance with all other covenants under the Credit Facility agreement at December 31, 2013, and was in compliance with all covenants at December 31, 2012.

The unused amount of the Credit Facility was $52,500,000 and $22,200,000 as of December 31, 2013 and December 31, 2012, respectively; however, the amount available at December 31, 2012 was limited to $1,100,000 due to borrowing base limitations.  There were no such limitations at December 31, 2013.

The weighted average interest rate on the Credit Facility was 3.94% and 4.00% at December 31, 2013 and December 31, 2012, respectively.

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

8. Income Taxes

The items comprising the income tax provision are as follows:

	For the Years Ended December 31,
	2013	2012
Current tax provision:
Federal	$-	$1,000
State	800	800
Foreign	7,100	371,100
Current tax provision	7,900	372,900

Deferred tax provision:
Federal	1,838,000	2,310,100
State	1,100	14,700
Decrease in valuation allowance	(158,600)	-
Deferred tax provision	1,680,500	2,324,800

Total income tax provision	$1,688,400	$2,697,700

AeroCentury Corp.
Notes to Financial Statements
December 31, 2013

8. Income Taxes (continued)

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Years Ended December 31,
	2013	2012

Income tax provision at statutory federal income tax rate	$1,668,100	$2,681,500
State tax provision, net of federal benefit	19,400	33,200
Prior year withholding tax adjustment	174,600	-
Decrease in valuation allowance	(158,600)	-
Other	(15,100)	(17,000)
Total income tax provision	$1,688,400	$2,697,700

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryovers	$-	$932,000
Foreign tax credit carryover	1,198,100	1,830,000
Unearned revenue	103,800	-
Alternative minimum tax credit	100,800	100,800
Bad debt allowance and other	490,100	936,500
Deferred tax assets	1,892,800	3,799,300
Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	(17,343,000)	(17,471,100)
Minimum lease payments receivable	(649,500)	(533,200)
Deferred income	-	(55,600)
Net deferred tax liabilities before valuation allowance	(16,099,700)	(14,260,600)
Valuation allowance	-	(158,600)
Net deferred tax liabilities	$(16,099,700)	$(14,419,200)

The foreign tax credit carryover will be available to offset federal tax expense in future years.  The foreign tax credit carryover expires beginning in 2016 and extends through 2022.  The alternative minimum tax credit will be available to offset federal tax expense in excess of the alternative minimum tax in future years and does not expire.

A significant portion of recognized deferred tax assets relate to foreign tax credit carryovers. The valuation allowance deemed necessary at December 31, 2012 for certain foreign tax credits was reversed in the year ended December 31, 2013. The Company determined that, based on an assessment of all available evidence, it is more likely than not that future taxable income will be sufficient to realize the tax benefits of all the deferred tax assets on the balance sheets at December 31, 2013 and December 31, 2012.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2013

8. Income Taxes (continued)

At December 31, 2013 and December 31, 2012, the Company had no material uncertain tax positions.

The Company accounts for interest related to uncertain tax positions as interest expense, and for income tax penalties as tax expense.

All of the Company's tax years remain open to examination other than as barred in the various jurisdictions by statutes of limitation.

9.Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
	2013	2012
Net income	$3,217,500	$5,189,000
Weighted average shares outstanding for the period	1,543,257	1,543,257
Dilutive effect of warrants	43,779	19,797
Weighted average diluted shares used in calculation of diluted earnings per share	1,587,036	1,563,054
Basic earnings per share	$2.08	$3.36
Diluted earnings per share	$2.03	$3.32

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

Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company.  Acquisition fees are included in the cost basis of the asset purchased.  JMC may receive a remarketing fee in connection with the re-lease or sale of the Company’s assets. Remarketing fees are amortized over the applicable lease term or included in the gain or loss on sale recognized upon sale of the applicable asset.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2013

10. Related Party Transactions (continued)

Fees incurred during 2013 and 2012 were as follows:

	For the Years Ended December 31,
	2013	2012
Management fees	$4,352,400	$4,166,200
Acquisition fees	799,000	1,066,000
Remarketing fees	589,300	259,000

In August 2009, the Company entered into an agreement (the "Assignment Agreement") with Lee G. Beaumont in which Mr. Beaumont assigned to the Company his rights to purchase certain aircraft engines from an unrelated third party seller.  In January 2012, Mr. Beaumont became a “related person” with respect to the Company due to his open market acquisitions of shares representing over 5% of the Company’s common stock.  Mr. Beaumont received the third and final installment of $66,700 due under the Assignment Agreement from the Company in the third quarter of 2012.  During 2013, Mr. Beaumont also received certain fees from JMC in connection with placement of the engines with new or renewing lessees.

11.  Warrants

As part of a previous subordinated debt financing, which was fully repaid in December 2011, the Company issued warrants to purchase up to 81,224 shares of the Company’s common stock that are currently exercisable (and expire on December 31, 2015) and represent approximately 5% of the post-exercise fully diluted capitalization of the Company.  The exercise price of the warrants is $8.75 per share.

12.  Subsequent Events

During January 2014, the Company purchased three Bombardier CRJ-700 aircraft on lease to a customer in the United States.

In March 2014, the Company sold a Fokker 50 aircraft and recorded a gain of approximately $102,000.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of December 31, 2013.

Management’s Annual Report on the Company’s Internal Control Over Financial Reporting. Internal control over financial reporting (“Internal Control”) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  The Company’s management is responsible for establishing and maintaining adequate Internal Control. Management evaluated the Company’s Internal Control based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992) and concluded that the Company’s Internal Control was effective as of December 31, 2013.  This report does not include an attestation report on Internal Control by the Company’s independent registered public accounting firm since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control Over Financial Reporting.  No change in Internal Control occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

The information required by this item is included under (i) “Proposal 1: Election of Directors” as it relates to members of the Company’s Board of Directors, including the Company’s Audit Committee and the Company’s Audit Committee financial experts, any changes to procedures by which security holders may recommend nominees to the Company’s Board of Directors, (ii) “Information Regarding the Company’s Directors and Officers” as it relates to the Company’s executive officers, and (iii) “Section 16(a) Beneficial Ownership Reporting Compliance” as it relates to information concerning Section 16(a) beneficial ownership reporting compliance, in the Company’s definitive proxy statement (“Proxy Statement”), to be filed in connection with the Company’s 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

10.6 Form of Warrant issued to the Subordinated Lenders incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007

10.7     Investors Rights Agreement between the Company and the Subordinated Lenders incorporated by reference to Exhibit 10.3 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007

10.8    Amendment to Securities Purchase Agreement between the Subordinated Lenders and the Company, incorporated by reference to Exhibit 99 to the Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2008

10.9    Second Amendment to Securities Purchase Agreement between the Subordinated Lenders and the Company, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2008

10.10    Form of Amended and Restated Warrant issued to the Subordinated Lenders incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2008

10.17      Amended and Restated Loan and Security Agreement between Union Bank, N.A., and the participating lenders thereunder, dated March 13, 2013, incorporated by reference to Exhibit 99.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2013

10.18 Aircraft Purchase and Sale Agreement between the Company, Wells Fargo Bank Northwest, NA, and AerLift Aircraft Leasing Limited, dated November 1, 2013

31.1 Certification of Neal D. Crispin, Chief Executive Officer of AeroCentury Corp., dated March 12, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Toni M. Perazzo, Chief Financial Officer of AeroCentury Corp., dated March 12, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Neal D. Crispin, Chief Executive Officer of AeroCentury Corp., dated March 12, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Toni M. Perazzo, Chief Financial Officer of AeroCentury Corp., dated March 12, 2104, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          101.INS  XBRL Instance Document

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

DateMarch 12, 2014

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

Signature	Title	Dated

/s/ Neal D. Crispin	Director, President and Chairman of the Board of	March 12, 2014
Neal D. Crispin	Directors of the Registrant (Principal Executive Officer)

/s/ Toni M. Perazzo	Director, Senior Vice President-Finance and Secretary of the	March 12, 2014
Toni M. Perazzo	Registrant (Principal Financial and Accounting Officer)

/s/ Roy E. Hahn	Director	March 12, 2014
Roy E. Hahn

/s/ Thomas W. Orr	Director	March 12, 2014
Thomas W. Orr

/s/ Evan M. Wallach	Director	March 12, 2014
Evan M. Wallach