Form 10-Q
period 2014-03-31
AEROCENTURY CORP
filed 2014-05-15
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 15, 2014 the issuer had 1,606,557 shares of common stock, par value $0.001 per share, issued, of which 63,300 are held as treasury stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include: (i) in Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flow,” the Company’s statement that it will have adequate cash flow to meet its ongoing operational needs; (ii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” the Company’s statements that there remains a heightened risk of an unanticipated lessee default; that there is an increased possibility that the Company’s current lessees will choose to return leased assets at lease expiration rather than renew the existing leases; that the Company is likely to experience lower on-lease utilization rates and longer lead times for remarketing of returned assets as well as lower rental rates for remarketed assets through 2014 and that such trend is expected to continue to affect the Company’s operating results through 2014; and that there is liiekly to be a lack of significant growth in the pool of customers requiring aircraft; and (iii) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” that the Company believes it will have sufficient cash funds to make any required principal repayment that arises due to any borrowing base limitations; that most of the Company’s growth will be outside the United States; that the Company intends to continue to focus solely on regional aircraft and engines; that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage new aircraft types and engines; that effective mitigating factors exist against undue compensation-incented risk-taking by JMC; that it is contemplated that the burden and cost of complying with regulatory requirements will fall primarily upon lessees of equipment or the Company as owner of the equipment; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company has sufficient cyber-security measures in place; and that sufficient replacement mechanisms exist in the event of an interruption in its internet communications ability that there would not be a material adverse financial impact on the Company’s business.  These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the lack of any unexpected lessee defaults or insolvency; compliance by the Company's lessees with obligations under their respective leases; no sudden current economic downturn or unanticipated future financial crises; the continued availability of financing for acquisitions under the Credit Facility; the Company’s success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

 Item 1.Financial Statements.

AeroCentury Corp.
Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$4,929,200	$2,112,700
Accounts receivable, including deferred rent of $475,800 and $217,200 at March 31, 2014 and December 31, 2013, respectively	2,501,100	3,303,800
Finance leases receivable	1,867,300	1,895,200
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $51,796,400 and $50,679,300 at March 31, 2014 and December 31, 2013, respectively	179,709,800	152,954,600
Assets held for sale	519,800	735,000
Prepaid expenses and other	3,553,800	3,633,000
Total assets	$193,081,000	$164,634,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,043,900	$1,202,700
Notes payable and accrued interest	104,980,800	77,527,300
Maintenance reserves	14,946,800	16,671,800
Accrued maintenance costs	1,547,300	1,612,100
Security deposits	7,379,200	6,265,000
Unearned revenues	1,950,000	646,700
Deferred income taxes	14,727,600	14,573,800
Income taxes payable	800	-
Total liabilities	146,576,400	118,499,400
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	32,227,000	31,857,300
	47,008,700	46,639,000
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)
Total stockholders’ equity	46,504,600	46,134,900
Total liabilities and stockholders’ equity	$193,081,000	$164,634,300

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenues and other income:
Operating lease revenue, net	$5,850,800	$4,900,200
Maintenance reserves revenue, net	1,675,800	6,528,500
Net gain on disposal of assets	391,900	218,200
Other income	84,400	550,000
	8,002,900	12,196,900
Expenses:
Maintenance	2,344,300	2,139,500
Depreciation	1,865,800	1,757,200
Management fees	1,327,300	1,095,900
Interest	1,307,000	1,065,600
Insurance	307,200	253,700
Professional fees, general and administrative and other	304,500	327,000
Other taxes	22,600	22,600
	7,478,700	6,661,500

Income before income tax provision	524,200	5,535,400
Income tax provision	154,500	1,717,500
Net income	$369,700	$3,817,900
Earnings per share:
Basic	$0.24	$2.47
Diluted	$0.23	$2.41
Weighted average shares used in earnings per share computations:
Basic	1,543,257	1,543,257
Diluted	1,583,064	1,582,327

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$4,783,300	$3,241,900
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	2,738,000	1,650,000
Proceeds from sale of assets held for sale, net of re-sale fees	215,200	36,000
Purchases of aircraft and aircraft engines	(32,225,000)	(1,766,400)
Net cash used in investing activities	(29,271,800)	(80,400)
Financing activities:
Borrowings under Credit Facility	30,600,000	-
Repayments of Credit Facility	(3,200,000)	(300,000)
Debt issuance costs	(95,000)	(2,055,000)
Net cash provided by/(used in) financing activities	27,305,000	(2,355,000)
Net increase in cash and cash equivalents	2,816,500	806,500
Cash and cash equivalents, beginning of period	2,112,700	1,596,800
Cash and cash equivalents, end of period	$4,929,200	$2,403,300

During the three months ended March 31, 2014 and 2013, the Company paid interest totaling $1,024,800 and $715,900, respectively. The Company paid no income taxes during the three months ended March 31, 2014 or 2013.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2014

1.Organization and Summary of Significant Accounting Policies

(a)The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

As discussed in Note 2, the Company has adopted an alternate method of accounting for non-refundable maintenance reserves and certain lessor maintenance obligations.  The company has applied this change in accounting principle retrospectively in accordance with ASC 250, Accounting Changes and Error Corrections (“ASC 250”).

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2014

1.Organization and Summary of Significant Accounting Policies (continued)

(c)Fair Value Measurements (continued)

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table shows by level, within the fair value hierarchy, the fair value of the Company’s assets that are measured and recorded at fair value on a recurring basis:

	March 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds included in cash and cash equivalents	$4,642,500	$4,642,500	$-	$-	$1,842,000	$1,842,000	$-	$-
Total	$4,642,500	$4,642,500	$-	$-	$1,842,000	$1,842,000	$-	$-

As of March 31, 2014 and December 31, 2013, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the carrying value exceeds its fair value. During the three months ended March 31, 2014 and 2013, there were no recorded impairments of long-lived assets.

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable and amounts borrowed under its credit facility (the “Credit Facility,” as defined in Note 5).  The fair value of accounts receivable, finance leases receivable, accounts payable and the Company’s maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments.

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
March 31, 2014

1.Organization and Summary of Significant Accounting Policies (continued)

(d)Finance Leases

The leases for one of the Company’s aircraft and two engines contain lessee purchase options at prices substantially below the assets’ estimated residual values at the exercise date for the option.  Consequently, the Company considers the purchase options to be “bargain purchase options” and has classified such leases as finance leases for financial accounting purposes.  The Company does not include the value, purchase price or accumulated depreciation of finance lease assets on its balance sheet.  Instead, the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option are reported as a finance lease receivable.  Rental revenue and depreciation expense are not recognized on finance leases.  Rather, the Company accrues interest on the balance of the finance leases receivable based on the interest rate inherent in the applicable lease.  The Company recognized interest earned on finance leases as “other income” in the amount of $83,700 and $30,400 in the three months ended March 31, 2014 and 2013, respectively.

2.Adjustment of Previously Reported Financial Information

The Company adopted the direct expensing method under Financial Accounting Standards Board (“FASB”) Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (“FSP AUG AIR-1”) on January 1, 2007.  Under FSP AUG AIR-1, non-refundable maintenance reserves were recorded as maintenance reserves revenue (assuming cash was received or collections was reasonably assured), and associated maintenance work was recorded as maintenance expense when the work was performed. The Company has evaluated its method of accounting for maintenance reserves and lessor maintenance obligations and has elected to change its method of accounting, effective January 1, 2014, to:

(i) Recognize non-refundable maintenance reserves as liabilities for deposits against future maintenance reimbursements of maintenance reserves received in the normal course of ongoing leases;
(ii) Recognize reimbursements from such collected reserves as disbursements against the liability when claims are submitted for payment against previously collected maintenance reserves;
(iii) Reflect as liabilities non-refundable reserves received by the prior lessor upon acquisition of an aircraft which are claimable by the lessee when maintenance is performed;
(iv) Recognize as income non-refundable reserves not refunded to lessees upon termination of the lease and return of the aircraft to the Company in accordance with all lease return requirements; and

(v) Record lessor maintenance obligations as liabilities upon acquisition of an aircraft subject to a lease under which the Company assumes the prior lessor’s obligation to pay a portion of a first-time maintenance event.

In management’s judgment, the change to this accounting method is preferable in that it will provide the user of the Company’s financial statements a better understanding of the underlying business terms of the Company’s leasing transactions and provide additional clarity with respect to the Company’s sources of income, its non-refundable reserve obligations, and its lessor maintenance obligations.  The change in accounting method resulted in a cumulative net decrease of $8,088,200 in stockholders’ equity as of January 1, 2013.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2014

2.Adjustment of Previously Reported Financial Information (continued)

The effects on the Company’s December 31, 2013 balance sheet and statement of operations for the quarter ended March 31, 2013 as a result of the retroactive application of the change in accounting principle in accordance with ASC 250 were as follows:

	December 31, 2013
	As reported previously	As adjusted	Effect of change
Cash and cash equivalents	$2,112,700	$2,112,700	$-
Accounts receivable, net	3,313,700	3,303,800	(9,900)
Finance leases receivable	1,895,200	1,895,200	-
Aircraft and aircraft engines held for lease, net	152,375,200	152,954,600	579,400
Assets held for sale	735,000	735,000	-
Prepaid expenses and other	3,633,000	3,633,000	-
Total assets	$164,064,800	$164,634,300	$569,500

Accounts payable and accrued expenses	$1,175,300	$1,202,700	$27,400
Notes payable and accrued interest	77,527,300	77,527,300	-
Maintenance reserves and accrued maintenance costs	13,254,100	18,283,900	5,029,800
Security deposits	6,265,000	6,265,000	-
Unearned revenues	646,700	646,700	-
Deferred income taxes	16,099,700	14,573,800	(1,525,900)
Total liabilities	114,968,100	118,499,400	3,531,300

Preferred stock	-	-	-
Common stock	1,600	1,600	-
Paid-in capital	14,780,100	14,780,100	-
Retained earnings	34,819,100	31,857,300	(2,961,800)
Treasury stock	(504,100)	(504,100)	-
Total stockholders’ equity	49,096,700	46,134,900	(2,961,800)
Total liabilities and stockholders’ equity	$164,064,800	$164,634,300	$569,500

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2014

2.Adjustment of Previously Reported Financial Information (continued)

	For the Three Months Ended March 31, 2013
	As reported previously	As adjusted	Effect of change
Operating lease revenue, net	$4,900,200	$4,900,200	$-
Maintenance reserves income, net	7,134,300	6,528,500	(605,800)
Gain on disposal of assets	218,200	218,200	-
Other income	550,000	550,000	-
	12,802,700	12,196,900	(605,800)

Maintenance	2,405,200	2,139,500	(265,700)
Depreciation	1,746,000	1,757,200	11,200
Management fees	1,092,100	1,095,900	3,800
Interest	1,065,600	1,065,600	-
Professional fees, general and administrative and other	327,000	327,000	-
Insurance	253,700	253,700	-
Other taxes	22,600	22,600	-
	6,912,200	6,661,500	(250,700)
Income before taxes	5,890,500	5,535,400	(355,100)
Tax provision	1,838,200	1,717,500	(120,700)
Net income	$4,052,300	$3,817,900	$(234,400)
Earnings per share:
Basic	$2.63	$2.47	$(0.16)
Diluted	$2.56	$2.41	$(0.15)

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2014

3.Aircraft and Aircraft Engines Held for Lease or Sale

(a)Assets Held for Lease

At March 31, 2014 and December 31, 2013, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following:

	March 31, 2014		December 31, 2013
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value
Bombardier Dash-8-300	9	20%	9	23%
Bombardier CRJ-700	3	17%	-	-
Fokker 100	7	16%	7	19%
Bombardier Dash-8-Q400	3	14%	3	17%
Bombardier CRJ-705	1	10%	1	12%
Saab 340B Plus	6	8%	6	8%
Fokker 50	9	7%	10	10%
General Electric CF34-8E5 engine	3	5%	3	6%
Saab 340B	3	2%	4	4%
Tay 650-15 engine	1	1%	1	1%
General Electric CT7-9B engine	2	-	2	-
Saab 340A	1	-	1	-

Net book value excludes the Company’s Saab 340A aircraft and the two General Electric CT7-9B engines, which are subject to finance leases.

During the first quarter of 2014, the Company purchased three Bombardier CRJ-700 aircraft on lease to a customer in the United States, and used cash of $32,225,000 for the purchase and capital improvement of aircraft.  During the first quarter of 2013, the Company used cash of $1,766,400 for the purchase and capital improvement of aircraft and engines.

During the first quarter of 2014, the Company recorded a net gain totaling $391,900 related to the sale of a Fokker 50 aircraft and a Saab 340B aircraft.  During the first quarter of 2013, the Company sold a Fokker 50 aircraft and recorded a gain of $218,200.

During the first quarter of 2014, the Company extended the leases for five of its assets.

At March 31, 2014, thirteen of the Company’s assets, comprised of three Fokker 50 aircraft, one Dash-8-311 aircraft, one Saab 340B aircraft, six Fokker 100 aircraft, one General Electric CF34-8E5 engine and one Tay 650-15 engine, which represented 20% of the net book value of the Company’s aircraft and engines, were off lease.

As discussed in Note 8, the Company sold a Saab 340B aircraft in April 2014.  The Company has a purchase agreement and 100% deposit for the sale of another Saab 340B aircraft.  The Company has a signed purchase agreement and non-refundable deposit for sale of one of its off-lease Fokker 50 aircraft.  The Company is seeking re-lease opportunities for the other off-lease assets, other than the Tay 650-15 engine that is being held as a spare and used in connection with required maintenance on the Company’s Fokker 100 aircraft.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2014

3.Aircraft and Aircraft Engines Held for Lease or Sale (continued)

(b)Assets Held for Sale

Assets held for sale include two airframes.  During the three months ended March 31, 2014 and 2013, the Company received $215,200 and $36,000, respectively, from the sale of parts belonging to the two airframes.  No adjustments to the carrying value of the Company’s assets held for sale were recorded during the three months ended March 31, 2014 and 2013.

4.Maintenance Reserves and Accrued Maintenance Costs

Maintenance costs under the Company’s triple net leases are generally the responsibility of the lessees.  Most of the Company’s leases require payment of maintenance reserves, which are based upon lessee-reported usage and billed monthly, and are intended to accumulate and be applied by the Company toward reimbursement of most or all of the cost of the lessees’ performance of certain maintenance obligations under the leases. Maintenance reserves are characterized as either refundable or non-refundable depending on their disposition at lease end.  Non-refundable maintenance reserves are retained by the Company at lease end, even if the lessee has met all of its obligations under the lease, including any return conditions applicable to the leased asset, while refundable reserves are returned to the lessee under such circumstances.

Maintenance reserves in the accompanying balance sheets include refundable and non-refundable maintenance reserves payments billed to lessees, which are paid out as related maintenance is performed or, in the case of refundable reserves, at the end of the lease.  Accrued maintenance costs include (i) maintenance for work performed for off-lease aircraft, which is not related to the release of reserves received from lessees and (ii) lessor maintenance obligations assumed upon acquisition of aircraft subject to a lease with such provisions.

Maintenance reserves received by the Company are accounted for as a liability, which is reduced when maintenance work is performed during the lease and reimbursement to the lessee is paid.  Any reserves retained by the Company at lease end are recorded as revenue at that time.

5.Notes Payable and Accrued Interest

At March 31, 2014 and December 31, 2013, the Company’s notes payable and accrued interest consisted of the following:

	March 31, 2014	December 31, 2013
Credit Facility principal	$104,900,000	$77,500,000
Credit Facility accrued interest	80,800	27,300
	$104,980,800	$77,527,300

The Company’s $130 million Credit Facility (the “Credit Facility”), which is provided by a syndicate of banks, expires on September 30, 2015. The Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

In November 2013, the Company obtained a waiver of compliance with a customer concentration covenant under its Credit Facility agreement at the September 30, 2013 and December 31, 2013 calculation dates.  The Company was in compliance with all other covenants under the Credit Facility agreement at December 31, 2013, and was in compliance with all covenants at March 31, 2014.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2014

5.Notes Payable and Accrued Interest (continued)

The unused amount of the Credit Facility was $25,100,000 and $52,500,000 as of March 31, 2014 and December 31, 2013, respectively.

The weighted average interest rate on the Credit Facility was 3.94% at March 31, 2014 and December 31, 2013.

6.Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
	2014	2013
Net income	$369,700	$3,817,900
Weighted average shares outstanding for the period	1,543,257	1,543,257
Dilutive effect of warrants	39,807	39,070
Weighted average diluted shares used in calculation of diluted earnings per share	1,583,064	1,582,327
Basic earnings per share	$0.24	$2.47
Diluted earnings per share	$0.23	$2.41

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

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2014

7.   Related Party Transactions (continued)

Fees incurred during the quarters ended March 31, 2014 and 2013 were as follows:

	For the Three Months Ended March 31,
	2014	2013
Management fees	$1,327,300	$1,095,900
Acquisition fees	980,000	60,000
Remarketing fees	64,000	68,000

8.  Subsequent Events

In April 2014, the Company sold a Saab 340B aircraft and recorded a gain of approximately $83,000.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2013 and the unaudited financial statements and related notes that appear elsewhere in this report.

Critical Accounting Policies, Judgments and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.  For a discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 1 to the Company’s financial statements in Item 1 of this Quarterly Report on Form 10-Q.

For a discussion of the Company’s accounting policies regarding maintenance reserves, refer to Note 4 to the Company’s financial statements in Item 1 of this Quarterly Report on Form 10-Q.  For a discussion of the Company's change in method of accounting for certain maintenance reserves and lessor maintenance obligations and its application to prior periods, refer to Note 2 to the Company's financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The Company recorded net income of $0.4 million in the quarter ended March 31, 2014 compared to net income of $3.8 million the same period of 2013.

Quarterly operating lease revenue increased 19% from $4.9 million in the quarter ended March 31, 2013 to $5.9 million in the first quarter of 2014, primarily as a result of increases in operating lease revenue from assets purchased during 2013 and 2014.  The effect of these increases was partially offset by the effect of assets that were on lease in the 2013 period but off lease in the 2014 period and the effect of asset sales during 2013.

Maintenance reserves revenue decreased 74% from $6.5 million in the quarter ended March 31, 2013 to $1.7 million in the quarter ended March 31, 2014.  The amount recorded in the 2013 period was received from the prior lessee of two of the Company’s aircraft when the leases were assigned to a new lessee in 2012 and recognized as maintenance reserves revenue upon termination of those leases in the first quarter of 2013.  The 2014 amount represents maintenance reserves retained at lease end when an aircraft was returned to the Company.

The average net book value of assets held for lease during the first quarters of 2014 and 2013 was approximately $182.1 million and $143.9 million, respectively, representing an increase of 27%.  The average portfolio utilization during the quarters ended March 31, 2014 and 2013 was 81% and 78%, respectively.

During the first quarter of 2014, the Company recorded net gains totaling $0.4 million related to the sale of two aircraft.   During the first quarter of 2013, the Company recorded a gain of $0.2 million related to the sale of one aircraft.

The Company’s maintenance expense increased 10% to $2.3 million in the first quarter of 2014 from $2.1 million in the same period of 2013, as a result of increases in maintenance performed by the Company on off-lease aircraft.  During the first quarters of 2014 and 2013, retained maintenance reserves funded $0.1 million and $0.7 million, respectively, of the Company’s maintenance expense in those periods.

During the first quarters of 2014 and 2013, the Company added equipment to the lease portfolio of approximately $31.2 million and $1.8 million, respectively.  The Company sold equipment with a book value of approximately $2.6 million and $1.4 million during the first quarters of 2014 and 2013, respectively.  Depreciation and management fees in the first quarter of 2014 increased by 6% and 21%, respectively, over the previous year, primarily as a result of acquisitions and changes in residual assumptions from year to year.

The Company’s interest expense increased by 23% from $1.1 million in the first quarter of 2013 to $1.3 million in the first quarter of 2014, primarily as a result of a higher average Credit Facility balance, the effect of which was offset by lower amortization of Credit Facility fees in 2014.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a)Credit Facility

The Company’s $130 million Credit Facility (the “Credit Facility”), which is provided by a syndicate of banks, expires on September 30, 2015. The Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

In November 2013, the Company obtained a waiver of compliance with a lessee concentration covenant under its Credit Facility agreement at the September 30, 2013 and December 31, 2013 calculation dates. The Company was in compliance with all other covenants under the Credit Facility agreement at December 31, 2013, and was in compliance with all covenants at March 31, 2014.

There can be no assurance that the Company will be in compliance with any of the covenants under the Credit Facility through its term, and in the event of any failure to be in compliance, the Company will need to seek additional waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured within the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

The Company’s interest expense generally increases and decreases with prevailing interest rates. The Company has the ability to enter into interest rate swaps to economically hedge against interest rate increases in its floating rate debt under the Credit Facility and has done so in the past.

For additional information regarding the Company’s credit facility, refer to Note 5 to the Company’s financial statements in Item 1 of this Quarterly Report on Form 10-Q.

(b)Cash flow

The Company’s primary sources of cash are (i) rent payments due under the Company’s operating and finance leases and (ii) maintenance reserves billed monthly to lessees based on asset usage.

The Company’s primary uses of cash are for purchase of aircraft and engines, maintenance expense and reimbursement to lessees from collected maintenance reserves, management fees, professional fees, insurance, and Credit Facility interest and principal payments.  The amount of interest paid by the Company depends on the outstanding balance of its Credit Facility, which carries a floating interest rate as well as an interest rate margin, and is therefore also dependent on changes in prevailing interest rates.

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

(i)Operating activities

The Company’s cash flow from operations increased by $1.5 million in the first quarter of 2014 compared to the same period in 2013.  As discussed below, the change in cash flow was primarily a result of increases in payments received for operating lease revenue and security deposits as well as a decrease in payments for aircraft insurance, the effects of which were partially offset by increases in payments for maintenance, interest and management fees.

Payments for operating lease revenue and maintenance reserves

Payments received from lessees for rent increased by $2.5 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to rent from assets purchased during late 2013 and early 2014.  Payments received for maintenance reserves decreased by $0.3 million in the first quarter of 2014 compared to the same period in 2013, primarily as a result of payment delinquencies and lower utilization of some assets for which the Company collects maintenance reserves.

The Company is receiving no lease revenue for its assets that are currently off lease, which assets are comprised of three Fokker 50 aircraft, one Saab 340B aircraft, six Fokker 100 aircraft, two General Electric CF34-8E engines, and one Tay 650-15 engine.  The Tay 650-15 engine, which was acquired during the first quarter of 2013, is being held as a spare and used in connection with required maintenance on the Company’s Fokker 100 aircraft.

Payments for maintenance

Payments for maintenance increased by $1.3 million in the first quarter of 2014 compared to the first quarter of 2013, primarily as a result of an increase in maintenance costs for off-lease aircraft.  The amount of payments for maintenance in future periods will depend on the amount and timing of maintenance paid as reimbursement to lessees for maintenance reserves claims, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease assets.

Payment for interest and management fees

Payments for interest and management fees increased by $0.4 million and $0.6 million, respectively, in the first quarter of 2014 compared to the same period of 2013 as a result of a higher Credit Facility balance and asset purchases.

(ii)Investing activities

During the three months ended March 31, 2014 and 2013, the Company received cash of $3.0 million and $1.7 million, respectively, from the sale of assets.  During the same time periods, the Company used cash of $32.2 million and $1.8 million, respectively, for purchases and capital improvement of aircraft.

(iii)Financing activities

The Company borrowed $30.6 million and $0 under the Credit Facility during the first quarters of 2014 and 2013, respectively.  In these same time periods, the Company repaid $3.2 million and $0.3 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow.  During the first quarters of 2014 and 2013, the Company paid $0.1 million and $2.1 million of fees related to the extension and administration of the Company’s Credit Facility.  Such fees are amortized over the term of the Credit Facility.

Outlook

(a)General

The slow recovery from the global downturn has resulted in a significant reduction in airline passenger volume and, in reaction to that, a reduction in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially Europe. This presents a challenging environment for the Company in three respects:

•  There remains heightened risk of an unanticipated lessee default, as evidenced by the bankruptcies of two of the Company’s customers in each of 2012 and 2013.  A lessee’s default and the unscheduled return of an asset to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee’s default on its maintenance and return condition obligations. The Company monitors the performance of all of its customers and has noted that several of the Company’s customers have experienced weakened operating results and have not yet achieved financial stability.

•      There is also a greater possibility that the Company’s current lessees will choose to return leased assets at lease expiration rather than renew the existing leases, notwithstanding that any such lessee may incur significant expenses to satisfy return conditions.  Due to decreased demand for aircraft capacity, it is likely that the Company will experience lower on-lease utilization rates and longer lead times for remarketing of returned assets, as well as lower rental rates for remarketed assets, as was the case with several lease extensions and re-leases since 2011. This trend is expected to continue to affect the Company’s operating revenue through 2014.

•      Finally, due to the slow growth in demand for air travel and capacity by carriers, there is likely to be a lack of significant growth in the pool of customers requiring aircraft.  A slow-growing pool of customers requiring aircraft could increase the Company’s reliance on a small number of lessees, which increases the Company’s risk of financial covenant compliance (see “Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” below).

(b)Operating Segments

The Company operates in one business segment, the leasing of regional aircraft to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

At April 30, 2014, the dominant types of aircraft in the Company’s portfolio were as follows:

Model	Number owned	% of net book value
Bombardier Dash-8-300	9	20%
Bombardier CRJ-700	3	17%
Fokker 100	7	16%
Bombardier Dash-8-Q400	3	14%
Bombardier CRJ-705	1	10%

For the month ended April 30, 2014, the Company’s sources of operating lease revenue were from the following regions:
Region	Number of lessees	% of operating lease revenue
North America	2	31%
Africa	2	25%
Asia	4	18%
Caribbean	1	13%
Europe	3	12%
South America	1	1%

(c)Remarketing Efforts

In April 2014, the Company sold a Saab 340B aircraft.  The Company has a 100% deposit for the sale of a second Saab 340B aircraft.  The Company has a signed purchase agreement and deposit for the sale of an off-lease Fokker 50 aircraft.  The Company is seeking remarketing opportunities for a Dash-8-300 aircraft, two Fokker 50 aircraft and two General Electric CF34-8E5 engines.

Six of the Company’s Fokker 100 aircraft are off lease.  The Company has signed letters of intent for the lease of three of the aircraft, has received initial deposits and expects to deliver the aircraft during the second quarter of 2014.  The Company is seeking remarketing opportunities for its other off-lease Fokker 100 aircraft.

Leases for nine of the Company’s assets will expire during the remainder of 2014.  The Company has received indications that the lessees for three of the assets will extend the applicable leases.  In addition, the Company believes a fourth lease expiring in 2014 will be extended.  The lessee for one asset is considering the purchase option contained in the lease.  The Company believes that is likely that the remaining four assets will be returned at lease end.

The Company is considering selling some or all of its off-lease aircraft.  The Company is analyzing the amount and timing of maintenance required to remarket the aircraft, the amount of which may differ significantly if the aircraft are sold rather than re-leased.

(d)Credit Facility

The Company believes that available borrowings under the Credit Facility, considering possible lessee arrearages or off-lease periods, will be sufficient to meet its continuing obligations and to fund anticipated acquisitions.  However, there can be no assurance the Company's beliefs will prove to be correct and that the Company will have sufficient cash to make any required Credit Facility repayments.  Although the Company believes it will continue to be in compliance with all of the Credit Facility covenants through the term of the Credit Facility, there can be no assurance of such compliance, and in the event of any non-compliance, the Company will need to seek waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Concentration of Lessees and Aircraft Type. For the month ended April 30, 2014, based on monthly operating lease revenue and interest income from finance leases, the Company’s four largest customers accounted for a total of approximately 64% of the Company’s monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results and borrowing base under the Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company’s revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any such failure to be in compliance, the Company will need to seek waivers or amendment of the applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting.  No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.Exhibits

Exhibit Number	Description
18.1	Preferability Letter on Change in Accounting Principle
31.1	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROCENTURY CORP.
Date: May 15, 2014	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer