Form 10-Q
period 2014-06-30
AEROCENTURY CORP
filed 2014-08-13
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 13, 2014 the issuer had 1,606,557 shares of common stock, par value $0.001 per share, issued, of which 63,300 are held as treasury stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include these statements: (i) in Part 1, Item 1, “Notes to Financial Statements,” that the Company expects to deliver four aircraft for lease in the third quarter of 2014; that it expects to deliver an aircraft for sale in the third quarter of 2014; and that the Company may be out of compliance with a profitability covenant at calculation dates subsequent to June 30, 2014, in the absence of an amendment to the profitability covenant; (ii) in Part 1, Item 2,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility” that the Company may be out of compliance with a profitability covenant at calculation dates subsequent to June 30, 2014, in the absence of an amendment to the profitability covenant; that the Credit Facility banks will agree to an amendment to cure such noncompliance during the third quarter of 2014; (iii) in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flow,” that the Company will have adequate cash flow to meet its ongoing operational needs; (iv) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” that there is an increased possibility that the Company’s current lessees will choose to return leased assets at lease expiration rather than renew the existing leases; and that the Company is likely to experience lower on-lease utilization rates and longer lead times for remarketing of returned assets as well as lower rental rates for remarketed assets through 2014 and that such trend is expected to continue to affect the Company’s operating results through 2014; that four of the Company’s assets that have leases that will be expiring in the remainder of 2014 will be returned to the Company; that the Credit Facility banks will agree to an amendment to the profitability covenant in the third quarter of 2014; and that available borrowings under the Credit Facility will be sufficient to meet the Company’s continuing obligations and to fund anticipated acquisitions; (v) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” that the Company believes that during the third quarter of 2014, the Credit Facility banks will agree to an amendment to cure the profitability covenant during the third quarter of 2014; that the Company will continue to be in compliance with all of the Credit Facility covenants through the term of the Credit Facility (assuming the profitability covenant is amended as expected); that the Company intends to continue to focus on its customer base of regional air carriers; that the Company will have sufficient cash funds to make any required principal repayment that arise due to borrowing base limitations; that most of the Company’s growth will be outside the United States; that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage new aircraft types and engines; that effective mitigating factors exist against undue compensation-incented risk-taking by JMC; that it is contemplated that the burden and cost of complying with regulatory requirements will fall primarily upon lessees of equipment or the Company as owner of the equipment; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company has sufficient cyber-security measures in place; and that sufficient replacement mechanisms exist in the event of an interruption in its internet communications ability that there would not be a material adverse financial impact on the Company’s business.

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

Item 1.Financial Statements.

AeroCentury Corp.
Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$5,909,600	$2,112,700
Accounts receivable, including deferred rent of $54,800 and $217,200 at June 30, 2014 and December 31, 2013, respectively	2,797,800	3,303,800
Finance leases receivable	945,400	1,895,200
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $53,047,600 and $50,679,300 at June 30, 2014 and December 31, 2013, respectively	166,922,000	152,954,600
Assets held for sale	509,200	735,000
Prepaid expenses and other	5,005,800	3,633,000
Total assets	$182,089,800	$164,634,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$2,130,700	$1,202,700
Notes payable and accrued interest	101,457,500	77,527,300
Maintenance reserves	14,221,800	16,671,800
Accrued maintenance costs	709,000	1,612,100
Security deposits	6,286,700	6,265,000
Unearned revenues	2,042,200	646,700
Deferred income taxes	12,498,600	14,573,800
Taxes payable	159,200	-
Total liabilities	139,505,700	118,499,400
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	28,306,500	31,857,300
	43,088,200	46,639,000
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)
Total stockholders’ equity	42,584,100	46,134,900
Total liabilities and stockholders’ equity	$182,089,800	$164,634,300

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Operations
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
Revenues and other income:
Operating lease revenue, net	$11,183,100	$9,573,100	$5,332,300	$4,672,800
Maintenance reserves revenue, net	3,393,600	7,720,000	1,717,800	1,191,500
Net gain on disposal of assets	1,154,400	2,162,500	762,500	1,944,300
Other income	151,100	606,700	66,700	56,800
	15,882,200	20,062,300	7,879,300	7,865,400
Expenses:
Provision for impairment in value of aircraft	6,800,000	-	6,800,000	-
Depreciation	3,878,400	3,573,000	2,012,600	1,815,800
Maintenance	3,646,600	3,469,800	1,302,300	1,330,400
Management fees	2,659,900	2,172,600	1,332,600	1,076,700
Interest	2,568,100	2,068,100	1,261,200	1,002,500
Professional fees, general and administrative and other	1,127,500	624,300	822,900	297,500
Insurance	620,600	552,000	313,300	298,000
Other taxes	45,100	45,100	22,500	22,500
	21,346,200	12,504,900	13,867,400	5,843,400
(Loss)/income before income tax provision	(5,464,000)	7,557,400	(5,988,100)	2,022,000
Income tax (benefit)/provision	(1,913,200)	2,403,100	(2,067,700)	685,600
Net (loss)/income	$(3,550,800)	$5,154,300	$(3,920,400)	$1,336,400
(Loss)/earnings per share:
Basic	$(2.30)	$3.34	$(2.54)	$0.87
Diluted	$(2.30)	$3.25	$(2.54)	$0.84
Weighted average shares used in (loss)/earnings per share computations:
Basic	1,543,257	1,543,257	1,543,257	1,543,257
Diluted	1,543,257	1,585,666	1,543,257	1,588,331

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$5,032,200	$5,403,700
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	9,316,400	4,882,800
Proceeds from sale of assets held for sale, net of re-sale fees	225,800	207,700
Purchases of aircraft and aircraft engines	(32,234,000)	(4,089,000)
Net cash (used in)/provided by investing activities	(22,691,800)	1,001,500
Financing activities:
Borrowings under Credit Facility	32,100,000	2,000,000
Repayments of Credit Facility	(8,200,000)	(300,000)
Debt issuance costs	(2,443,500)	(2,055,000)
Net cash provided by/(used in) financing activities	21,456,500	(355,000)
Net increase in cash and cash equivalents	3,796,900	6,050,200
Cash and cash equivalents, beginning of period	2,112,700	1,596,800
Cash and cash equivalents, end of period	$5,909,600	$7,647,000

During the six months ended June 30, 2014 and 2013, the Company paid interest totaling $2,092,700 and $1,424,300, respectively.  The Company paid income taxes of $800 and $800 during the six months ended June 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
June 30, 2014

1.Organization and Summary of Significant Accounting Policies

(a)The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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
June 30, 2014

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table shows by level, within the fair value hierarchy, the fair value of the Company’s assets that are measured and recorded at fair value on a recurring basis:

	June 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds included in cash and cash equivalents	$5,543,100	$5,543,100	$-	$-	$1,842,000	$1,842,000	$-	$-
Total	$5,543,100	$5,543,100	$-	$-	$1,842,000	$1,842,000	$-	$-

As of June 30, 2014 and December 31, 2013, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the carrying value exceeds its fair value.  At June 30, 2014, the Company determined that the carrying values of five of its Fokker 100 aircraft were not recoverable and consequently recorded an impairment charge of $6,800,000 based on the appraised values of those aircraft.

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
June 30, 2014

1.Organization and Summary of Significant Accounting Policies (continued)

(d)Finance Leases

The lease for one of the Company’s aircraft contains a lessee purchase option at a price substantially below the assets’ estimated residual values at the exercise date for the option.  Consequently, the Company considers the purchase option to be a “bargain purchase option” and has classified the lease as a finance lease for financial accounting purposes.  The Company does not include the value, purchase price or accumulated depreciation of finance lease assets on its balance sheet.  Instead, the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option are reported as a finance lease receivable.  Rental revenue and depreciation expense are not recognized on finance leases.  Rather, the Company accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease.

Two engines that were previously subject to finance leases were returned to the Company during the second quarter of 2014 and the finance lease receivable balances were reclassified to aircraft and aircraft engines held for lease on the Company’s balance sheet.

The Company recognized interest earned on finance leases as “other income” in the amount of $66,200 and $34,600 in the quarters ended June 30, 2014 and 2013, respectively, and $150,000 and $65,000 in the six months ended June 30, 2014 and 2013, respectively.

(e)Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 (the "ASU") that created the new Topic 606 in the Accounting Standards Codification ("ASC").  The ASU also included numerous conforming additions and amendments to other Topics within the ASC.  Topic 606 establishes new rules that affect the amount and timing of revenue recognition for contracts with customers, but does not affect lease accounting and reporting.  As such, adoption of these provisions will not affect the Company's lease revenues but may affect the reporting of other of the Company's revenues.  The provisions included in the ASU are effective for years commencing after December 15, 2016, cannot be adopted early, and may be reflected using either a full retrospective method or a simplified method that does not recast prior periods but does disclose the effect of the adoption on the current period financial statements.  The Company has not determined either the potential impact on its financial statements nor the method it will elect to use in connection with the adoption of the changes included in the ASU.

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

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
June 30, 2014

2.Adjustment of Previously Reported Financial Information (continued)

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

The effects on the Company’s December 31, 2013 balance sheet as a result of the retroactive application of the change in accounting principle in accordance with ASC 250 were as follows:

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
June 30, 2014

2.Adjustment of Previously Reported Financial Information (continued)

The effects on the Company’s statements of operations for the six months and three months ended June 30, 2013 as a result of the retroactive application of the change in accounting principle in accordance with ASC 250 were as follows:

	For the Six Months Ended June 30, 2013			For the Three Months Ended June 30, 2013
	As reported previously	As adjusted	Effect of change	As reported previously	As adjusted	Effect of change

Operating lease revenue, net	$9,573,100	$9,573,100	$-	$4,672,800	$4,672,800	$-
Maintenance reserves income, net	7,703,600	7,720,000	16,400	569,300	1,191,500	622,200
Gain on disposal of assets and other income	2,769,200	2,769,200	-	2,001,100	2,001,100	-
	20,045,900	20,062,300	16,400	7,243,200	7,865,400	622,200

Maintenance	3,788,700	3,469,800	(318,900)	1,383,600	1,330,400	(53,200)
Depreciation	3,549,400	3,573,000	23,600	1,803,400	1,815,800	12,400
Management fees	2,164,500	2,172,600	8,100	1,072,400	1,076,700	4,300
Interest	2,068,100	2,068,100	-	1,002,500	1,002,500	-
Professional fees, general and administrative and other	669,400	669,400	-	320,000	320,000	-
Insurance	552,000	552,000	-	298,000	298,000	-
	12,792,100	12,504,900	(287,200)	5,879,900	5,843,400	(36,500)

Income before taxes	7,253,800	7,557,400	303,600	1,363,300	2,022,000	658,700
Tax provision	2,299,800	2,403,100	103,300	461,600	685,600	224,000
Net income	$4,954,000	$5,154,300	$200,300	$901,700	$1,336,400	$434,700
Earnings per share:
Basic	$3.21	$3.34	$0.13	$0.58	$0.87	$0.29
Diluted	$3.12	$3.25	$0.13	$0.57	$0.84	$0.27

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
June 30, 2014

3.Aircraft and Aircraft Engines Held for Lease or Sale

(a)Assets Held for Lease

At June 30, 2014 and December 31, 2013, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following:

	June 30, 2014		December 31, 2013
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value
Bombardier Dash-8-300	9	21%	9	23%
Bombardier CRJ-700	3	18%	-	-
Fokker 100	7	13%	7	19%
Bombardier Dash-8-Q400	3	15%	3	17%
Bombardier CRJ-705	1	10%	1	12%
Saab 340B Plus	6	8%	6	8%
Fokker 50	9	8%	10	10%
General Electric CF34-8E5 engine	2	4%	3	6%
Saab 340B	1	1%	4	4%
Tay 650-15 engine	1	1%	1	1%
General Electric CT7-9B engine	2	1%	2	-
Saab 340A	1	-	1	-

Net book value at June 30, 2014 and December 31, 2013 excludes the Company’s Saab 340A aircraft, which is subject to a finance lease.  Net book value at December 31, 2013 also excludes the Company’s two General Electric CT7-9B engines, which were subject to finance leases at that time.

As described in Note 1, the Company recorded a $6,800,000 impairment charge on five of its Fokker 100 aircraft on June 30, 2014, which has been reflected in the carrying value of the aircraft on that date.

During the second quarter of 2014, the Company used cash of $9,000 for acquisitions related to aircraft purchased during the first quarter.  During the second quarter of 2013, the Company used cash of $2,323,000 for the purchase and capital improvement of aircraft and engines.

During the second quarter of 2014, the Company recorded a net gain of $762,500 related to the sale of three Saab 340B aircraft and a General Electric CF34-8E5 Engine.  During the second quarter of 2013, the Company recorded gains of $1,871,000 upon the sale of a Dash-8-100 aircraft and $73,300 related to the finance lease of a General Electric CB7-9B engine.

During the second quarter of 2014, the Company extended the leases for five of its assets.   During the same period, six Saab 340B Plus aircraft and two General Electric CT7-9B engines were returned by a customer when it ceased operations.

At June 30, 2014, twenty-one of the Company’s assets, comprised of six Fokker 100 aircraft, six Saab 340B Plus aircraft, three Fokker 50 aircraft, one Dash-8-300 aircraft, two General Electric CF34-8E5 engines, two General Electric CT7-9B engines and one Tay 650-15 engine, which represented 31% of the net book value of the Company’s aircraft and engines, were off lease.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
June 30, 2014

3.Aircraft and Aircraft Engines Held for Lease or Sale (continued)

(a)Assets Held for Lease (continued)

As discussed in Note 8, the Company sold a Fokker 50 aircraft in July 2014.  The Company has a signed letter of intent for the lease of two Saab 340B Plus aircraft and a deposit for one of the aircraft.  The Company also has a signed lease and deposit for the lease of a Fokker 100 aircraft, as well as a signed letter of intent and deposit for the lease of a second Fokker 100 aircraft to the same customer.  The Company expects to deliver all four aircraft during the third quarter of 2014.  The Company also has a signed purchase agreement and non-refundable deposit for the sale of a Fokker 50 aircraft and expects to deliver the aircraft during the third quarter of 2014.  The Company is seeking re-lease opportunities for the other off-lease assets, other than the Tay 650-15 engine that is being held as a spare and used in connection with required maintenance on the Company’s Fokker 100 aircraft.

(b)Assets Held for Sale

Assets held for sale include two airframes.  During the three months ended June 30, 2014 and 2013, the Company received $10,500 and $171,700, respectively, from the sale of parts belonging to the two airframes.  No adjustments to the carrying value of the Company’s assets held for sale were recorded during the three months or six months ended June 30, 2014 and 2013.

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

Maintenance reserves in the accompanying balance sheets include refundable and non-refundable maintenance reserves payments billed to lessees, which are paid out as related maintenance is performed and, in the case of refundable reserves, at the end of the lease.  Accrued maintenance costs include (i) maintenance for work performed for off-lease aircraft, which is not related to the release of reserves received from lessees and (ii) lessor maintenance obligations assumed upon acquisition of aircraft subject to a lease with such provisions.

Maintenance reserves received by the Company are accounted for as a liability, which is reduced when maintenance work is performed during the lease and reimbursement to the lessee is paid.  Any reserves retained by the Company at lease end are recorded as revenue at that time.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
June 30, 2014

5.Notes Payable and Accrued Interest

At June 30, 2014 and December 31, 2013, the Company’s notes payable and accrued interest consisted of the following:

	June 30, 2014	December 31, 2013
Credit Facility principal	$101,400,000	$77,500,000
Credit Facility accrued interest	57,500	27,300
	$101,457,500	$77,527,300

During May 2014, the Company’s $130 million Credit Facility (the “Credit Facility”), which is provided by a syndicate of banks, was increased to $180 million and extended through May 31, 2019.  The Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

In November 2013, the Company obtained a waiver of compliance with a customer concentration covenant at the September 30, 2013 and December 31, 2013 calculation dates.  The Company was in compliance with all covenants other than the waived covenant under the Credit Facility agreement at December 31, 2013.

As of June 30, 2014, the Company was out of compliance with a profitability covenant.  The non-compliance resulted primarily from the Company recognizing aircraft impairment charges totaling $6,800,000 at June 30, 2014.   Based on its current projections, the Company believes that it may be out of compliance with this covenant, which is calculated on a trailing 12 months basis, at subsequent calculation dates.  The Company is in discussions with the agent bank to amend the credit facility agreement to exclude impairment charges from the profitability covenant calculation, and retroactively cure the covenant default on June 30, 2014 and subsequent calculation dates.  There is, however, no assurance that such an amendment agreement will eventually be entered into between the Company and the Credit Facility banks.

The Company was in compliance with all other covenants at June 30, 2014.

The unused amount of the Credit Facility was $78,600,000 and $52,500,000 as of June 30, 2014 and December 31, 2013, respectively.

The weighted average interest rate on the Credit Facility was 3.69% and 3.94% at June 30, 2014 and December 31, 2013, respectively.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
June 30, 2014

6.Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
Net (loss)/income	$(3,550,800)	$5,154,300	$(3,920,400)	$1,336,400
Weighted average shares outstanding for the period	1,543,257	1,543,257	1,543,257	1,543,257
Dilutive effect of warrants	-	42,409	-	45,074
Weighted average diluted shares used in calculation of diluted (loss)/earnings per share	1,543,257	1,585,666	1,543,257	1,588,331
Basic (loss)/earnings per share	$(2.30)	$3.34	$(2.54)	$0.87
Diluted (loss)/earnings per share	$(2.30)	$3.25	$(2.54)	$0.84

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.  For the three months and six months ended June 30, 2014, the dilutive effect of outstanding warrants was 39,393 and 39,589 potentially outstanding shares issuable upon the assumed exercise of all outstanding warrants.  However, the effect of these potentially outstanding shares was not included in the calculation of diluted loss per share for the applicable period because the effect would have been anti-dilutive.

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

Fees incurred during the three months and six months ended June 30, 2014 and 2013 were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
Management fees	$2,659,900	$2,172,600	$1,332,600	$1,076,700
Acquisition fees	980,000	148,000	980,000	88,000
Remarketing fees	64,000	241,000	64,000	173,000

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
June 30, 2014

8.   Subsequent Events

In July 2014, the Company sold a Fokker 50 aircraft and recorded a gain of approximately $332,000.

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

Results of Operations

Quarter ended June 30, 2014 compared to the quarter ended June 30, 2013

The Company recorded a net loss of $3.9 million in the quarter ended June 30, 2014 compared to net income of $1.3 million in the same period of 2013.

Quarterly operating lease revenue increased 14% from $4.7 million in the quarter ended June 30, 2013 to $5.3 million in the second quarter of 2014, primarily as a result of increases in operating lease revenue from assets purchased during 2013 and 2014.  These increases were partially offset by the effect of:  (i) assets on lease in the 2013 period but off lease in the 2014 period; (ii) asset sales during 2013; and (iii) lower revenue received from those lessees from which the Company records revenue only on cash receipt as a result of substantial uncertainty of collectability.

Maintenance reserves revenue increased 44% from $1.2 million in the quarter ended June 30, 2013 to $1.7 million in the quarter ended June 30, 2014.  The amount recorded in the 2013 period represents maintenance reserves retained at lease end for one aircraft.  The amount recorded in the 2014 period represents maintenance reserves retained at lease end when six aircraft were returned to the Company.

The average net book value of assets held for lease during the second quarters of 2014 and 2013 was approximately $173.7 million and $141.7 million, respectively, representing an increase of 22%.  The average portfolio utilization during the quarters ended June 30, 2014 and 2013 was 77% and 75%, respectively.

During the second quarter of 2014, the Company recorded a net gain of $0.8 million related to the sale of two aircraft and an aircraft engine.   During the second quarter of 2013, the Company recorded a gain of $1.9 million related to the sale of one aircraft and the finance lease of an engine.

During the second quarter of 2014, the Company recorded impairment charges totaling $6.8 million for five of its Fokker 100 aircraft, based on the appraised values of those aircraft.  There were no recorded impairment charges of long-lived assets during the second quarter of 2013.

During the second quarters of 2014 and 2013, the Company added equipment to the lease portfolio of approximately $1.8 million and $2.4 million, respectively.  The 2014 amount was comprised of capital equipment added to aircraft and the reclassification of two aircraft engines from finance lease receivables to aircraft and aircraft engines held for lease.  The Company sold equipment with a book value of approximately $5.3 million and $2.1 million during the second quarters of 2014 and 2013, respectively.  Depreciation and management fees in the second quarter of 2014 increased by 11% and 24%, respectively, over the previous year, primarily as a result of acquisitions and changes in residual assumptions from year to year.

The Company’s interest expense increased by 26% from $1.0 million in the second quarter of 2013 to $1.3 million in the second quarter of 2014, primarily as a result of a higher average Credit Facility balance.

The Company’s professional fees, general and administrative and other expenses increased by 177% from $0.3 million in the second quarter of 2013 to $0.8 million in the second quarter of 2014, primarily as a result of pilot, fuel, insurance and other expenses incurred in connection with the return of six aircraft and two General Electric CT7-9B engines by one of the Company’s customers when it ceased operations in the 2014 period.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

The Company recorded a net loss of $3.6 million in the six months ended June 30, 2014 compared to net income of $5.2 million in the same period of 2013.

Quarterly operating lease revenue increased 17% from $9.6 million in the first half of 2013 to $11.2 million in the first half of 2014, primarily as a result of increases in operating lease revenue from assets purchased during 2013 and 2014.  The effect of these increases was partially offset by the effect of: (i) assets that were on lease in the 2013 period but off lease in the 2014 period, (ii) asset sales during 2013 and (iii) lower revenue received from those lessees from which the Company records revenue only on cash receipt as a result of substantial uncertainty of collectability.

Maintenance reserves revenue decreased 56% from $7.7 million in the first half of 2013 to $3.4 million in the first half of 2014.  The amount recorded in the 2013 period was received from the prior lessee of two of the Company’s aircraft when the leases were assigned to a new lessee in 2012 and recognized as maintenance reserves revenue upon termination of those leases in the first quarter of 2013, and from maintenance reserves retained at lease end for another aircraft.  The amount recorded in the 2014 period represents maintenance reserves retained at lease end when seven aircraft were returned to the Company

The average net book value of assets held for lease during the six months ended June 30, 2014 and 2013 was approximately $177.9 million and $142.8 million, respectively, representing an increase of 25%.  The average portfolio utilization during the six months ended June 30, 2014 and 2013 was 79% and 76%, respectively.

During the first half of 2014, the Company recorded net gains totaling $1.2 million related to the sale of four aircraft and an aircraft engine.   During the six months ended June 30, 2013, the Company recorded net gains of $2.2 million related to the sale of two aircraft and the finance lease of an engine.

During the first half of 2014, the Company recorded impairments totaling $6.8 million for five of its Fokker 100 aircraft, based on appraisal.  There were no recorded impairments of long-lived assets during the first half of 2013.

During the six months ended June 30, 2014 and 2013, the Company added equipment to the lease portfolio of approximately $33.0 million and $4.3 million, respectively.  The Company sold equipment with a book value of approximately $7.9 million and $4.4 million during the six months ended June 30, 2014 and 2013, respectively.  Depreciation and management fees in the first six months of 2014 increased by 9% and 22%, respectively, over the previous year, primarily as a result of acquisitions and changes in residual assumptions from year to year.

The Company’s interest expense increased by 24% from $2.1 million in the first six months of 2013 to $2.6 million in the same period of 2014, primarily as a result of a higher average Credit Facility balance.

The Company’s professional fees, general and administrative and other expenses increased by 81% from $0.6 million in the first half of 2013 to $1.1 million in the first half of 2014, primarily as a result of pilot, fuel, insurance and other expenses incurred in connection with the return of six aircraft and two General Electric CT7-9B engines by one of the Company’s customers when it ceased operations in the 2014 period.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a)Credit Facility

During May 2014, the Company’s $130 million Credit Facility (the “Credit Facility”), which is provided by a syndicate of banks, was increased to $180 million and extended through May 31, 2019.  The Credit Facility is secured by all of the assets of the Company, including its aircraft and engine portfolio.

In November 2013, the Company obtained a waiver of compliance with a lessee concentration covenant under its Credit Facility agreement at the September 30, 2013 and December 31, 2013 calculation dates. The Company was in compliance with all covenants other than the waived covenant under the Credit Facility agreement at December 31, 2013.

As of June 30, 2014, the Company was out of compliance with a profitability covenant.  The non-compliance resulted primarily from the Company recognizing aircraft impairment charges totaling $6.8 million at June 30, 2014.   Based on its current projections, the Company believes that it may be out of compliance with this covenant, which is calculated on a trailing 12 months basis, at subsequent calculation dates.  The Company is in discussions with the agent bank to amend the credit facility agreement to exclude impairment charges from the profitability covenant calculation, and retroactively cure the covenant default on June 30, 2014 and subsequent calculation dates.  The Company believes that the Credit Facility banks will agree to such an amendment during the third quarter of 2014; there is, however, no assurance that such an amendment agreement will eventually be entered into between the Company and the Credit Facility banks.  Furthermore, if such an amendment is agreed to, the Credit Facility banks could require terms and conditions that increase the cost of the Credit Facility to the Company and/or that are less favorable to the Company than the current agreement.  The Company was in compliance with all other covenants at June 30, 2014.

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

(i)Operating activities

The Company’s cash flow from operations was approximately the same in the first six months of 2014 compared to the same period in 2013.  As discussed below, the change in cash flow was primarily a result of increases in payments received for operating lease revenue and security deposits as well as a decrease in payments for aircraft insurance, the effects of which were partially offset by increases in payments for maintenance, interest and management fees.

Payments for operating lease revenue and maintenance reserves

Payments received from lessees for rent increased by $2.8 million in the first half of 2014 compared to the first half of 2013, primarily due to rent from assets purchased during late 2013 and early 2014.  Payments received for maintenance reserves decreased by $1.1 million in the first half of 2014 compared to the same period in 2013, primarily as a result of payment delinquencies and lower utilization of some assets for which the Company collects maintenance reserves.

The Company is receiving no lease revenue for its assets that are currently off lease, which assets are comprised of six Fokker 100 aircraft, six Saab 340B Plus aircraft, two Fokker 50 aircraft, one Dash-8-311 aircraft, two General Electric CF34-8E5 engines, two General Electric CT7-9B engines and one Tay 650-15 engine.  The Tay 650-15 engine, which was acquired during the first quarter of 2013, is being held as a spare and used in connection with required maintenance on the Company’s Fokker 100 aircraft.

Payments for security deposits

Payments for security deposits increased by $0.6 million in the first half of 2014 compared to the first half of 2013 primarily as a result of a 100% deposit received in the 2014 period for the sale of an aircraft in July 2014.

Payments for maintenance

Payments for maintenance increased by $1.4 million in the first half of 2014 compared to the first half of 2013, primarily as a result of an increase in maintenance costs for off-lease aircraft.  The amount of payments for maintenance in future periods will depend on the amount and timing of maintenance paid as reimbursement to lessees for maintenance reserves claims, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease assets.

Payment for interest and management fees

Payments for interest and management fees increased by $0.7 million and $0.9 million, respectively, in the first half of 2014 compared to the same period of 2013 as a result of a higher Credit Facility balance and asset purchases.

Payment for professional fees, general and administrative and other expenses

Payments for professional fees, general and administrative and other expenses increased by $0.5 million in the first half of 2014 compared to the same period in 2013 primarily as a result of pilot, fuel, insurance and other expenses incurred in connection with the return of six aircraft and two engines by one of the Company’s customers in the 2014 period when it ceased operations.

(ii)Investing activities

During the six months ended June 30, 2014 and 2013, the Company received cash of $9.5 million and $5.1 million, respectively, from the sale of assets.  During the same time periods, the Company used cash of $32.2 million and $4.1 million, respectively, for purchases and capital improvement of aircraft.

(iii)Financing activities

The Company borrowed $32.1 million and $2.0 million under the Credit Facility during the first six months of 2014 and 2013, respectively.  In these same time periods, the Company repaid $8.2 million and $0.3 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow.  During the first six months of 2014 and 2013, the Company paid $2.4 million and $2.1 million of fees related to the extension and administration of the Company’s Credit Facility.  Such fees are amortized over the term of the Credit Facility.

Outlook

(a)General

While certain areas of the world air carrier industry are now beginning to experience growth after a period of contraction following the global downturn of recent years, other areas of the world continue to experience slow recovery and shakeouts of weaker air carrier competitors that were unable to survive the aftermath of the global downturn.  Overall, the Company continues to experience a reduction in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially in Western Europe, as compared to periods before the global downturn.  The overall low-growth environment, combined with the unanticipated cessation of operations by a regional Thai carrier and return to the Company of six leased aircraft and two aircraft engines, and continuing delays in re-leasing certain of the Company’s older off-lease aircraft will present an ongoing and challenging environment for the Company in four respects:

•  Lessees who are located in low- or no- growth areas of the world carry heightened risk of an unanticipated lessee default.  A lessee’s default and the unscheduled return of an asset to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee’s default on its maintenance and return condition obligations.  The Company monitors the performance of all of its customers and has noted that several of the Company’s customers continue to experience weakened operating results and have not yet achieved financial stability.

•  The current environment heightens the possibility that the Company’s existing lessees will choose to return leased assets at lease expiration rather than renew the existing leases, notwithstanding that any such lessee may incur significant expenses to satisfy return conditions.  Due to the flat demand for aircraft capacity, it is likely that the Company will experience lower on-lease utilization rates and longer lead times for remarketing of returned assets, as well as lower rental rates for remarketed assets, as was the case with several lease extensions and re-leases since 2011. This trend is expected to continue to affect the Company’s operating revenue through 2014.

•  The lack of significant growth in the pool of customers requiring aircraft for lease creates a challenge for the Company in maintaining a high utilization rate for its aircraft portfolio.  It could also cause the Company’s overall credit risk profile to increase as the Company considers leasing its off-lease assets to start-up air carriers that have higher credit risk profiles than the Company’s current lessees.    Failure to bring new lessees into the portfolio could increase the Company’s reliance on a small number of lessees, which increases the Company’s risk of financial covenant compliance (see “Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” below).

•  The inability to timely remarket the Company’s off-lease aircraft could affect the Company’s collateral base and impact its ability to access acquisition funds, and, if it continues over the medium term, could affect the Company’s compliance with its collateral base financial covenants.

(b)Operating Segments

The Company operates in one business segment, the leasing of regional aircraft to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

At July 31, 2014, the dominant types of aircraft in the Company’s portfolio were as follows:

Model	Number owned	% of net book value
Bombardier Dash-8-300	9	21%
Bombardier CRJ-700	3	18%
Bombardier Dash-8-Q400	3	15%
Fokker 100	7	13%
Bombardier CRJ-705	1	11%

For the month ended July 31, 2014, the Company’s sources of operating lease revenue were from the following regions:
Region	Number of lessees	% of operating lease revenue
North America	2	34%
Africa	2	28%
Caribbean	1	15%
Europe	2	11%
Asia	3	10%
South America	1	2%

(c)Remarketing Efforts

In July 2014, the Company sold a Fokker 50 aircraft.  The Company has a signed letter of intent for the lease of two Saab 340B Plus aircraft and a deposit for one of the aircraft.   The Company expects to deliver the aircraft during the third quarter of 2014.  The Company also has a signed purchase agreement and non-refundable deposit for the sale of a Fokker 50 aircraft.

The Company is seeking remarketing opportunities for four Saab 340B Plus aircraft, a Fokker 50 aircraft, two General Electric CF34-8E5 engines and two General Electric CT7-9B engines.

Six of the Company’s Fokker 100 aircraft are off lease.  The Company also has a signed lease and deposit for the lease of a Fokker 100 aircraft, as well as a signed letter of intent and deposit for the lease of a second Fokker 100 aircraft to the same customer.  The Company expects to deliver both aircraft during the third quarter of 2014.  The Company is seeking remarketing opportunities for its other off-lease Fokker 100 aircraft.

Leases for four of the Company’s assets will expire during the remainder of 2014 and the Company believes that is likely that they will be returned at lease end.

The Company is considering selling some or all of its off-lease aircraft.  The Company is analyzing the amount and timing of maintenance required to remarket the aircraft, the amount of which may differ significantly if the aircraft are sold rather than re-leased.

(d)Credit Facility

As of June 30, 2014, the Company was out of compliance with a profitability covenant.  The non-compliance resulted primarily from the Company recognizing aircraft impairment charges totaling $6.8 million at June 30, 2014.   Based on its current projections, the Company believes that it may be out of compliance with this covenant, which is calculated on a trailing 12 months basis, at subsequent calculation dates.  The Company is in discussions with the agent bank to amend the credit facility agreement to exclude impairment charges from the profitability covenant calculation, effective as of the June 30, 2014 and subsequent calculation dates.  The Company believes that the Credit Facility banks will agree to such an amendment during the third quarter of 2014; however, there is no assurance that such agreement will eventually be reached.  Furthermore, if such an amendment is agreed to, it could result in an increase in cost of the Credit Facility and/or a change in terms of the Credit Facility less favorable to the Company than the current agreement.

The Company was in compliance with all other covenants at June 30, 2014.

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

Factors that May Affect Future Results

Noncompliance with Credit Facility Financial Covenant.  The Company’s use of debt as the primary form of acquisition financing subjects the Company to increased risks associated with leveraging.  In addition to payment obligations, the Credit Facility agreement includes financial covenants, including some requiring the Company to have positive earnings, meet minimum net worth standards and be in compliance with certain other financial ratios.

As discussed above in “Outlook – Credit Facility,” as of June 30, 2014, the Company was out of compliance with a profitability covenant.  The Company is in discussions with the agent bank to amend the covenant to exclude impairment charges from the profitability covenant calculation and retroactively cure the covenant default on the June 30, 2014 and subsequent calculation dates.  The Company believes that the Credit Facility banks will agree to such an amendment during the third quarter of 2014; however, there is no assurance that the Company and the Credit Facility banks will reach an agreement to such an amendment.  Furthermore, if such an amendment is agreed to, the Credit Facility banks could require terms and conditions that increase the cost of the Credit Facility to the Company and/or that are less favorable to the Company than the current agreement.  If the Company and the Credit Facility banks cannot agree to such an amendment, the Credit Facility banks would have the right to declare a default under the Credit Facility based on the noncompliance and exercise their default remedies, including, declaring the Credit Facility immediately due and payable. The Company’s assets secure its debt financing, and any default in payment obligations or other covenants under the Credit Facility could result in foreclosure upon any or all of the assets of the Company.

Although the Company believes it will continue to be in compliance with all of the Credit Facility covenants through the term of the Credit Facility (assuming the profitability covenant is amended as expected), there can be no assurance of such compliance, and in the event of any non-compliance, the Company will need to seek further waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

Ownership Risks.  The Company’s leases are typically less than the entire anticipated remaining useful life of the leased assets.  The Company’s ability to recover its investment in an asset subject to such a lease is dependent upon the Company’s ability to profitably re-lease or sell the asset after the expiration of the lease term.  The Company’s ability to re-lease or sell the asset is dependent on worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset’s use more expensive or preclude use due to the age of the aircraft or unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments that cause the asset to become obsolete. If the Company is unable to remarket its assets on favorable terms when the leases for such assets expire, the Company’s financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

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

Furthermore, the occurrence of unexpected adverse changes that impact the Company’s estimates of expected cash flows generated from an asset may result in an asset impairment charge against the Company’s earnings. The Company periodically reviews long-term assets for impairment, in particular, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of an asset is estimated to be not recoverable and exceeds its fair value. The Company recognized impairment charges for five of its Fokker 100 aircraft at June 30, 2014 and may be required to recognize asset impairment charges in the future as a result of a prolonged weak economic environment, challenging market conditions in the airline industry or events related to particular lessees, assets or asset types.

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

Risks Related to Regional Air Carriers.  The Company’s continued focus on its customer base of regional air carriers subjects the Company to additional risks.  Some of the lessees in the regional air carrier market are companies that are start-up, low-capital, and/or low-margin operators.  Often, the success of such carriers depends on contractual arrangements with major trunk carriers or franchises from governmental agencies that provide subsidies for operating essential air routes, both of which may be subject to termination or cancellation on short notice.  Regional carriers, even if financially strong, that are owned by, or are a sister corporation of, an established major carrier can also be swept into bankruptcy if the major carrier files for bankruptcy or becomes insolvent.  Four of the Company's regional air carrier customers filed for bankruptcy in 2012-2013, and in May 2014, a Thai regional carrier that leased six aircraft and two engines from the Company ceased operations.

Credit Facility Debt Limitations. Under the Credit Facility, the amount available to be borrowed is limited to the total amount of asset-specific advance rates.  Lessee arrearages or asset off-lease periods may reduce the advance rate for the related assets and, therefore, the permitted borrowing under the facility.  Amounts subject to deferral agreements also reduce the borrowing base.  The Company believes it will have sufficient cash funds to make any required principal repayment that arises due to any such borrowing base limitations.

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

Concentration of Lessees and Aircraft Type. For the month ended July 31, 2014, based on monthly operating lease revenue and interest income from finance leases, the Company’s five largest customers accounted for a total of approximately 83% of the Company’s monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results and borrowing base under the Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company’s revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any such failure to be in compliance, the Company will need to seek waivers or amendment of the applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Engine Leasing Risk.  The Company currently has five engines in its portfolio, making up 5% of the Company’s total net book value of aircraft and aircraft engines held for lease. The Company may from time to time lease one or more of these engines under industry standard short-term engine leases, which place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer’s warranty or is not otherwise caused by circumstances that the lessee is required to cover, the Company’s investment in the engine could be a significant loss or the Company might incur a significant maintenance expense.

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

Warrants.  As part of a subordinated debt financing, which was fully repaid in December of 2011, the Company issued warrants to purchase up to 81,224 shares of the Company’s common stock that are currently exercisable (and expire on December 31, 2015) and represent approximately 5% of the post-exercise fully diluted capitalization of the Company.  The exercise price of the warrants is $8.75 per share.  If the warrants to purchase shares are exercised at a time when the exercise price is less than the market price of the Company’s common stock, there will be dilution to the existing holders of common stock.  This dilution of the Company’s common stock could depress its trading price.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting.  No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.Exhibits

Exhibit Number	Description
10.19
Form of Second Amended and Restated Credit Agreement, dated May 30, 2014, between the Company and Union Bank, N.A., California Bank and Trust, U.S. Bank National Association, Umpqua Bank, First Bank, and Cathay Bank (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

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

AEROCENTURY CORP.
Date: August 13, 2014	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer