Form 10-Q
period 2014-09-30
AEROCENTURY CORP
filed 2014-11-14
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 14, 2014 the issuer had 1,606,557 shares of common stock, par value $0.001 per share, issued, of which 63,300 are held as treasury stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include these statements: (i) in Part 1, Item 1, “Notes to Financial Statements,” that the Company expects to deliver a Saab 340B in November 2014; and that the Company will be in compliance with all of its credit facility covenants at future calculation dates; (ii) in Part 1, Item 2,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility” that the Company will be in compliance with all of its credit facility covenants at future calculation dates; (iii) in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flow,” that the Company will have adequate cash flow to meet its ongoing operational needs; (iv) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Outlook,” that the Company could experience a delay in remarketing its off-lease assets; that the customers for several of the leases that expire in 2015 will choose to return the assets; that additional customers may choose to return leased assets in the future; that an engine on lease may be returned at lease expiration; that the Company will be in compliance with all of its credit facility covenants at future calculation dates; and that the available borrowings under the Credit Facility will be sufficient to meet the Company’s continuing obligations and fund anticipated acquisitions; (v) in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” that the Company will be in compliance with all of its credit facility covenants at future calculation dates; that the Company will have sufficient cash funds to make any required principal repayment that arise due to borrowing base limitations; that most of the Company’s growth will be outside the United States; that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage new aircraft types and engines; that effective mitigating factors exist against undue compensation-incented risk-taking by JMC; that it is contemplated that the burden and cost of complying with regulatory requirements will fall primarily upon lessees of equipment or the Company as owner of the equipment; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company has sufficient cyber-security measures in place; and that sufficient replacement mechanisms exist in the event of an interruption in its internet communications ability that there would not be a material adverse financial impact on the Company’s business.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the lack of any unexpected lessee defaults or insolvency; a deterioration of the market values of aircraft types owned by the Company; compliance by the Company's lessees with obligations under their respective leases; no sudden current economic downturn or unanticipated future financial crises; the continued availability of financing for acquisitions under the Credit Facility; the Company’s success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.Financial Statements.

AeroCentury Corp.
Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$2,588,100	$2,112,700
Accounts receivable, including deferred rent of $32,100 and $217,200 at September 30, 2014 and December 31, 2013, respectively	2,726,300	3,303,800
Finance leases receivable	945,400	1,895,200
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $37,665,700 and $50,679,300 at September 30, 2014 and December 31, 2013, respectively	159,408,600	152,954,600
Assets held for sale	6,561,200	735,000
Prepaid expenses and other	4,296,700	3,633,000
Total assets	$176,526,300	$164,634,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$2,239,700	$1,202,700
Notes payable and accrued interest	108,352,400	77,527,300
Maintenance reserves	13,777,200	16,671,800
Accrued maintenance costs	1,778,400	1,612,100
Security deposits	5,579,300	6,265,000
Unearned revenues	2,121,400	646,700
Deferred income taxes	7,540,700	14,573,800
Taxes payable	800,100	-
Total liabilities	142,189,200	118,499,400
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	20,059,500	31,857,300
	34,841,200	46,639,000
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)
Total stockholders’ equity	34,337,100	46,134,900
Total liabilities and stockholders’ equity	$176,526,300	$164,634,300

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
Revenues and other income:
Operating lease revenue, net	$15,998,500	$13,941,200	$4,815,400	$4,368,200
Maintenance reserves revenue, net	3,393,600	13,866,000	-	6,146,000
Net gain on disposal of assets	2,963,900	4,147,700	1,809,400	1,985,200
Other income	151,800	644,500	700	37,800
	22,507,800	32,599,400	6,625,500	12,537,200
Expenses:
Provision for impairment in value of aircraft	18,518,700	-	11,718,700	-
Maintenance	5,819,800	4,883,700	2,173,200	1,413,800
Depreciation	5,609,900	5,376,600	1,731,500	1,803,600
Management fees	3,864,900	3,231,000	1,205,000	1,058,400
Interest	3,793,000	3,034,300	1,225,000	966,200
Professional fees, general and administrative and other	1,488,000	881,000	360,200	256,400
Insurance	1,034,100	827,900	413,600	276,300
Other taxes	407,600	67,600	362,500	22,500
Bad debt expense	-	357,600	-	357,600
	40,536,000	18,659,700	19,189,700	6,154,800
(Loss)/income before income tax provision	(18,028,200)	13,939,700	(12,564,200)	6,382,400
Income tax (benefit)/provision	(6,230,400)	4,764,300	(4,317,200)	2,361,200
Net (loss)/income	$(11,797,800)	$9,175,400	$(8,247,000)	$4,021,200
(Loss)/earnings per share:
Basic	$(7.64)	$5.95	$(5.34)	$2.61
Diluted	$(7.64)	$5.78	$(5.34)	$2.53
Weighted average shares used in (loss)/earnings per share computations:
Basic	1,543,257	1,543,257	1,543,257	1,543,257
Diluted	1,543,257	1,587,329	1,543,257	1,590,164

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$3,478,000	$7,222,400
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	15,723,700	8,173,800
Proceeds from sale of assets held for sale, net of re-sale fees	273,800	73,600
Purchases of aircraft and aircraft engines	(47,254,600)	(6,634,300)
Net cash (used in)/provided by investing activities	(31,257,100)	1,613,100
Financing activities:
Borrowings under Credit Facility	43,900,000	4,000,000
Repayments of Credit Facility	(13,200,000)	(7,300,000)
Debt issuance costs	(2,445,500)	(2,055,000)
Net cash provided by/(used in) financing activities	28,254,500	(5,355,000)
Net increase in cash and cash equivalents	475,400	3,480,500
Cash and cash equivalents, beginning of period	2,112,700	1,596,800
Cash and cash equivalents, end of period	$2,588,100	$5,077,300

During the nine months ended September 30, 2014 and 2013, the Company paid interest totaling $3,029,900 and $2,260,100, respectively.  The Company paid income taxes of $800 and $800 during the nine months ended September 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
September 30, 2014

1.Organization and Summary of Significant Accounting Policies

(a)The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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
September 30, 2014

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table shows by level, within the fair value hierarchy, the fair value of the Company’s assets that are measured and recorded at fair value on a recurring basis:

	September 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds included in cash and cash equivalents	$443,700	$443,700	$-	$-	$1,842,000	$1,842,000	$-	$-
Total	$443,700	$443,700	$-	$-	$1,842,000	$1,842,000	$-	$-

As of September 30, 2014 and December 31, 2013, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

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

During the third quarter ended September 30, 2014, the Company determined that the carrying values of its seven Fokker 100 aircraft were not recoverable and consequently recorded an impairment charge of $11,385,300 based on the appraised values and management's estimate of realizable value of those aircraft, in addition to the $6,800,000 impairment charge recorded for five of these aircraft during the second quarter ended June 30, 2014.  During the third quarter of 2014, the Company also recorded an impairment charge of $333,400 for one of its Fokker 50 aircraft.  Of these aircraft, five Fokker 100 aircraft and the Fokker 50 aircraft were reclassified as held for sale at September 30, 2014, in addition to two Saab 340B airframes that were previously classified as held for sale.  The Company's other two Fokker 100 aircraft are held for lease.

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

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
September 30, 2014

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

The Company recognized interest earned on finance leases as “other income” in the amount of $0 and $37,100 in the quarters ended September 30, 2014 and 2013, respectively, and $150,000 and $102,100 in the nine months ended September 30, 2014 and 2013, respectively.

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

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
September 30, 2014

1.Organization and Summary of Significant Accounting Policies (continued)

(e)Recent Accounting Pronouncements (continued)

On August 27, 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern," which added Subtopic 205-40 to the ASC (the "Subtopic").  This Subtopic requires management to determine whether substantial doubt exists concerning the reporting entity's ability to continue as a going concern, in which case certain disclosures will be required.  The Subtopic affects financial statement presentation but not methods of accounting, and is effective on a prospective basis for annual periods ending after December 2016 and each reporting period thereafter, although early adoption is permitted.  The Company has not currently early adopted the Subtopic.

2.Adjustment of Previously Reported Financial Information

The Company adopted the direct expensing method under Financial Accounting Standards Board (“FASB”) Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (“FSP AUG AIR-1”) on January 1, 2007.  Under FSP AUG AIR-1, non-refundable maintenance reserves were recorded as maintenance reserves revenue (assuming cash was received or collection was reasonably assured), and associated maintenance work was recorded as maintenance expense when the work was performed. The Company evaluated its method of accounting for maintenance reserves and lessor maintenance obligations and elected to change its method of accounting, effective January 1, 2014, to:

(i) Recognize non-refundable maintenance reserves as liabilities for deposits against future maintenance reimbursements of maintenance reserves received in the normal course of ongoing leases;
(ii) Recognize reimbursements from such collected reserves as disbursements against the liability when claims are submitted for payment against previously collected maintenance reserves;
(iii) Reflect as liabilities non-refundable reserves received by the prior lessor upon acquisition of an aircraft, which are claimable by the lessee when maintenance is performed;
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
September 30, 2014

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
September 30, 2014

2.Adjustment of Previously Reported Financial Information (continued)

The effects on the Company’s statements of operations for the nine months and three months ended September 30, 2013 as a result of the retroactive application of the change in accounting principle in accordance with ASC 250 were as follows:

	For the Nine Months Ended September 30, 2013			For the Three Months Ended September 30, 2013
	As reported previously	As adjusted	Effect of change	As reported previously	As adjusted	Effect of change

Operating lease revenue, net	$13,941,200	$13,941,200	$-	$4,368,200	$4,368,200	$-
Maintenance reserves income, net	8,260,500	13,866,000	5,605,500	556,900	6,146,000	5,589,100
Gain on disposal of assets and other income	4,792,200	4,792,200	-	2,023,000	2,023,000	-
	26,993,900	32,599,400	5,605,500	6,948,100	12,537,200	5,589,100

Maintenance	6,239,900	4,883,700	(1,356,200)	2,451,100	1,413,800	(1,037,300)
Depreciation	5,339,700	5,376,600	36,900	1,790,300	1,803,600	13,300
Management fees	3,218,500	3,231,000	12,500	1,054,000	1,058,400	4,400
Interest	3,034,300	3,034,300	-	966,200	966,200	-
Professional fees, general and administrative and other	948,600	948,600	-	278,900	278,900	-
Insurance	827,900	827,900	-	276,300	276,300	-
Bad debt expense	357,600	357,600	-	357,600	357,600	-
	19,966,500	18,659,700	(1,306,800)	7,174,400	6,154,800	(1,019,600)

Income before taxes	7,027,400	13,939,700	6,912,300	(226,300)	6,382,400	6,608,700
Tax provision	2,414,100	4,764,300	2,350,200	114,300	2,361,200	2,246,900
Net income	$4,613,300	$9,175,400	$4,562,100	$(340,600)	$4,021,200	$4,361,800
Earnings per share:
Basic	$2.99	$5.95	$2.96	$(0.22)	$2.61	$2.83
Diluted	$2.91	$5.78	$2.87	$(0.22)	$2.53	$2.75

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
September 30, 2014

3.Aircraft and Aircraft Engines Held for Lease or Sale

(a)Assets Held for Lease

At September 30, 2014 and December 31, 2013, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following:

	September 30, 2014		December 31, 2013
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value
Bombardier Dash-8-300	8	20%	9	23%
Bombardier CRJ-700	3	19%	-	-
Bombardier Dash-8-Q400	3	16%	3	17%
ATR 42-600	1	11%	-	-
Bombardier CRJ-705	1	11%	1	12%
Saab 340B Plus	6	7%	6	8%
Fokker 50	6	6%	10	10%
Fokker 100	2	3%	7	19%
General Electric CF34-8E5 engine	2	4%	3	6%
Saab 340B	1	1%	4	4%
Tay 650-15 engine	1	1%	1	1%
General Electric CT7-9B engine	2	1%	2	-
Saab 340A	1	-	1	-

Assets subject to finance leases are not included in the net book value of assets held for lease.  Therefore, the Company’s single Saab 340A aircraft, which is subject to a finance lease, is not included in the net book value calculations as of September 30, 2014 and December 31, 2013, and the Company’s two General Electric CT7-9B engines, which were subject to finance leases, are not included in the net book value calculation as of December 31, 2013.

During the third quarter ended September 30, 2014, the Company recorded an impairment charge of $2,906,400 on its two Fokker 100 aircraft that are held for lease based on appraised values.

During the third quarters of 2014 and 2013, the Company used cash of $15,020,600 and $2,545,400 for the purchase and capital improvement of aircraft and engines.

During the third quarter of 2014, the Company recorded net gains totaling $1,809,400 related to the sale of two Fokker 50 and one Bombardier Dash-8-300 aircraft. During the third quarter of 2013, the Company recorded gains of $1,985,200 upon the sale of a deHavilland DHC-6 aircraft and a Fokker 50 aircraft.

During the third quarter of 2014, the Company extended the leases for three of its assets and re-leased a Fokker 100 aircraft and a Saab 340B Plus aircraft that were off lease on June 30, 2014.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
September 30, 2014

3.Aircraft and Aircraft Engines Held for Lease or Sale (continued)

(a)Assets Held for Lease (continued)

At September 30, 2014, eleven of the Company’s assets that were off lease, representing 14% of the net book value of the Company’s aircraft and engines, were held for lease and were comprised of one Fokker 100 aircraft, five Saab 340B Plus aircraft, two General Electric CF34-8E5 engines, two General Electric CT7-9B engines and one Tay 650-15 engine.

As discussed in Note 8, in October 2014, the Company sold a Saab 340A aircraft and a Saab 340B aircraft and delivered a Fokker 100 aircraft to the same customer that took delivery of another Fokker 100 aircraft in the third quarter of 2014.  The Company has a signed letter of intent and deposit for the lease of a Saab 340B Plus aircraft and expects to deliver the aircraft in November 2014.  The Company is seeking re-lease opportunities for its other off-lease assets that are held for lease, other than the Tay 650-15 engine that is being held as a spare and used in connection with required maintenance on the Company’s Fokker 100 aircraft.

(b)Assets Held for Sale

Assets held for sale include two Saab 340B airframes as well as five Fokker 100 aircraft and a Fokker 50 aircraft.

During the three months ended September 30, 2014 and 2013, the Company received $48,100 and $73,600, respectively, from the sale of parts belonging to the two airframes, which proceeds reduced their carrying value.

As discussed in Note 1, during the second quarter of 2014, the Company recorded a $6,800,000 impairment charge related to five Fokker 100 aircraft.  During the third quarter, the Company recorded an additional impairment charge of $8,478,900 related to these aircraft, as well as a $333,400 impairment charge related to a Fokker 50 aircraft, which are recorded at their estimated realizable value net of disposal costs.  At September 30, 2014, these aircraft were reclassified as held for sale on the Company's balance sheet.

4.Maintenance Reserves and Accrued Maintenance Costs

Maintenance costs under the Company’s triple net leases are generally the responsibility of the lessees.  Most of the Company’s leases require payment of maintenance reserves, which are based upon lessee-reported usage and billed monthly, and are intended to accumulate and be applied by the Company toward reimbursement of most or all of the cost of the lessees’ performance of certain maintenance obligations under the leases. Maintenance reserves are characterized as either refundable or non-refundable depending on their disposition at lease end.  The Company retains non-refundable maintenance reserves at lease-end, even if the lessee has met all of its obligations under the lease, including any return conditions applicable to the leased asset, while refundable reserves are returned to the lessee under such circumstances.

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

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
September 30, 2014

5.Notes Payable and Accrued Interest

At September 30, 2014 and December 31, 2013, the Company’s notes payable and accrued interest consisted of the following:

	September 30, 2014	December 31, 2013
Credit Facility principal	$108,200,000	$77,500,000
Credit Facility accrued interest	152,400	27,300
	$108,352,400	$77,527,300

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

As of June 30, 2014, the Company was out of compliance with a profitability covenant.  The non-compliance resulted primarily from the Company recording aircraft impairment charges on aircraft totaling $6,800,000 during the second quarter ended June 30, 2014.   In August 2014, the Company and the Credit Facility banks agreed to an amendment to the profitability covenant, which cured the June 30, 2014 non-compliance.

As of September 30, 2014, the Company was out of compliance with several covenants.  The non-compliance resulted primarily from the Company recording additional aircraft impairment charges on aircraft totaling $11,718,700 during the third quarter of 2014.  In November 2014, the Company and the Credit Facility banks agreed to an amendment to the Credit Facility, which cured the September 30, 2014 non-compliance, revised the compliance requirements through September 30, 2015, decreased the amount of the Credit Facility to $150 million due to the departure of two participant lenders, and decreased the maximum amount to which the Credit Facility can be expanded from $200 million to $180 million.

Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates.  However, there can be no assurance the Company's beliefs will prove to be correct.

The unused amount of the Credit Facility was $71,800,000 and $52,500,000 as of September 30, 2014 and December 31, 2013, respectively.

The weighted average interest rate on the Credit Facility was 3.59% and 3.94% at September 30, 2014 and December 31, 2013, respectively.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
September 30, 2014

6.Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
Net (loss)/income	$(11,797,800)	$9,175,400	$(8,247,000)	$4,021,200
Weighted average shares outstanding for the period	1,543,257	1,543,257	1,543,257	1,543,257
Dilutive effect of warrants	-	44,072	-	46,907
Weighted average diluted shares used in calculation of diluted (loss)/earnings per share	1,543,257	1,587,329	1,543,257	1,590,164
Basic (loss)/earnings per share	$(7.64)	$5.95	$(5.34)	$2.61
Diluted (loss)/earnings per share	$(7.64)	$5.78	$(5.34)	$2.53

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.  For the three months and nine months ended September 30, 2014, the dilutive effect of outstanding warrants was 28,927 and 36,497 potentially outstanding shares issuable upon the assumed exercise of all outstanding warrants, respectively.  However, the effect of these potentially outstanding shares was not included in the calculation of diluted loss per share for the applicable period because the effect would have been anti-dilutive.

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

Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company.  Acquisition fees are included in the cost basis of the asset purchased.  JMC may receive a remarketing fee in connection with the re-lease or sale of the Company’s assets. Remarketing fees are amortized over the applicable lease term or included in the gain or loss on sale.

Fees incurred during the three months and nine months ended September 30, 2014 and 2013 were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
Management fees	$3,864,900	$3,231,000	$1,205,000	$1,058,400
Acquisition fees	1,400,000	236,000	420,000	88,000
Remarketing fees	64,000	485,300	-	244,300

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
September 30, 2014

8. Subsequent Events

In October 2014, the Company sold a Saab 340A and a Saab 340B aircraft to the customer that had been leasing them and recorded a gain of approximately $192,000.  As part of the sale, the Company took ownership of another Saab 340B aircraft that had previously been owned by the customer.  The Company is seeking remarketing opportunities for that aircraft.

In October 2014, the Company delivered a second Fokker 100 aircraft that had been off lease at September 30, 2014 to a customer in Australia.

In November 2014, the Company and the Credit Facility banks agreed to an amendment to the Credit Facility, which cured the September 30, 2014 non-compliance, revised the compliance requirements through September 30, 2015, decreased the amount of the Credit Facility to $150 million due to the departure of two participant lenders, and decreased the maximum amount to which the Credit Facility can be expanded from $200 million to $180 million.

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

Results of Operations

Quarter ended September 30, 2014 compared to the quarter ended September 30, 2013

The Company recorded a net loss of $8.2 million in the quarter ended September 30, 2014 compared to net income of $4.0 million in the same period of 2013, primarily because the Company recorded approximately $11.4 million of impairment charges on its seven Fokker 100 aircraft and an impairment charge of approximately $0.3 million on one of its Fokker 50 aircraft in the third quarter of 2014.  There were no recorded impairment charges of long-lived assets during the third quarter of 2013.

Quarterly operating lease revenue increased 10% from $4.4 million in the quarter ended September 30, 2013 to $4.8 million in the third quarter of 2014, primarily as a result of increases in operating lease revenue from assets purchased during 2013 and 2014.  These increases were partially offset by the effect of assets on lease in the 2013 period but off lease in the 2014 period and asset sales during 2013 and 2014.

Maintenance reserves revenue represents maintenance reserves retained at lease-end during the relevant period.  The Company had no maintenance reserves revenue in the third quarter of 2014, as compared to $6.1 million in the quarter ended September 30, 2013.  The amount recorded in the 2013 period was related to maintenance reserves retained at lease end for three aircraft.

During the third quarter of 2014, the Company recorded net gains totaling approximately $1.8 million related to the sale of two Fokker 50 and one Bombardier Dash-8-300 aircraft.  During the quarter ended September 30, 2013, the Company sold a Fokker 50 aircraft and a deHavilland DHC-6 aircraft and recorded gains totaling approximately $2.0 million.

During the third quarters of 2014 and 2013, the Company added equipment to its lease portfolio of approximately $17.2 million and $2.3 million, respectively.  The Company sold equipment with a book value of approximately $5.2 million and $1.9 million during the third quarters of 2014 and 2013, respectively.  As a result of the amount and timing of these asset acquisitions and sales, depreciation was approximately the same in the third quarters of both years, and management fees in the third quarter of 2014 increased by 14% over the previous year.

The average net book value of assets held for lease during the third quarters of 2014 and 2013 was approximately $162.8 million and $138.8 million, respectively, representing an increase of 17%.  The average portfolio utilization during the quarters ended September 30, 2014 and 2013 was 80% and 75%, respectively.

The Company's maintenance expense increased by 54% from $1.4 million in the third quarter of 2013 to $2.2 million in the third quarter of 2014, primarily as a result of an increase in maintenance performed by the Company on off-lease aircraft.

The Company’s interest expense increased by 27% from $1.0 million in the third quarter of 2013 to $1.2 million in the third quarter of 2014, primarily as a result of a higher average Credit Facility balance.

The Company’s professional fees, general and administrative and other expenses increased from $0.3 million in the third quarter of 2013 to $0.4 million in the third quarter of 2014, primarily as a result of expenses incurred in connection with the return of six aircraft and two General Electric CT7-9B engines by one of the Company’s customers when it ceased operations in 2014.

The Company's other taxes expense increased by $0.3 million in the third quarter of 2014 compared to the same period in 2013 as a result of the accrual of goods and services tax related to four of the Company's aircraft that are leased to a customer in Papua New Guinea.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The Company recorded a net loss of $11.8 million in the nine months ended September 30, 2014 compared to net income of $9.2 million in the same period of 2013, primarily as a result of recording impairment charges totaling $18.2 million for its seven Fokker 100 aircraft, as well as an impairment charge of $0.3 million for one of its Fokker 50 aircraft in the 2014 period.  There were no recorded impairment charges of long-lived assets during the first nine months of 2013.

Quarterly operating lease revenue increased 15% from $13.9 million in the first nine months of 2013 to $16.0 million in the first nine months of 2014, primarily as a result of increases in operating lease revenue from assets purchased during 2013 and 2014.  The effect of these increases was partially offset by the effect of assets that were on lease in the 2013 period but off lease in the 2014 period and asset sales during 2013 and 2014.

Maintenance reserves revenue decreased 76% from $13.9 million in the first nine months of 2013 to $3.4 million in the first nine months of 2014.  The amount recorded in the 2013 period was received from the prior lessee of two of the Company’s aircraft when the leases were assigned to a new lessee in 2012 and recognized as maintenance reserves revenue upon termination of those leases in the first quarter of 2013, and from maintenance reserves retained at lease end for three other aircraft.  The amount recorded in the 2014 period represents maintenance reserves retained at lease end when seven aircraft were returned to the Company.

During the first nine months of 2014, the Company recorded net gains totaling $3.0 million related to the sale of seven aircraft and an aircraft engine, as compared to the nine months ended September 30, 2013, when the Company recorded net gains of $4.1 million related to the sale of four aircraft and the finance lease of an engine.

During the nine months ended September 30, 2014 and 2013, the Company added equipment to its lease portfolio of approximately $50.3 million and $6.6 million, respectively.  The Company sold equipment with a book value of approximately $19.2 million and $6.3 million during the nine months ended September 30, 2014 and 2013, respectively.  As a result of the timing of these asset acquisitions and sales, as well as changes in residual value assumptions from year to year, depreciation and management fees in the first nine months of 2014 increased by 4% and 20%, respectively, over the previous year.

The average net book value of assets held for lease during the nine months ended September 30, 2014 and 2013 was approximately $172.9 million and $141.5 million, respectively, representing an increase of 22%.  The average portfolio utilization during the nine months ended September 30, 2014 and 2013 was 80% and 76%, respectively.

The Company's maintenance expense increased by 19% from $4.9 million in the first nine months of 2013 to $5.8 million in the same period of 2014, primarily as a result of an increase in maintenance performed by the Company on off-lease aircraft.

The Company’s interest expense increased by 25% from $3.0 million in the first nine months of 2013 to $3.8 million in the same period of 2014, primarily as a result of a higher average Credit Facility balance.

The Company’s professional fees, general and administrative and other expenses increased from $0.9 million in the first nine months of 2013 to $1.5 million in the first nine months of 2014, primarily as a result of expenses incurred in connection with the return of six aircraft and two General Electric CT7-9B engines by one of the Company’s customers when it ceased operations in the 2014 period.

The Company's other taxes expense increased by $0.3 million in the third quarter of 2014 compared to the same period in 2014 as a result of the accrual of goods and services tax related to four of the Company's aircraft that are leased to a customer in Papua New Guinea.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a)Credit Facility

During May 2014, the Company’s $130 million Credit Facility (the “Credit Facility”) was increased to $180 million and extended through May 31, 2019.  The Credit Facility is provided by a syndicate of banks and is secured by all of the assets of the Company, including its aircraft and engine portfolio.

In November 2013, the Company obtained a waiver of compliance with a lessee concentration covenant under its Credit Facility agreement at the September 30, 2013 and December 31, 2013 calculation dates. The Company was in compliance with all covenants other than the waived covenant under the Credit Facility agreement at December 31, 2013.

Although the Company previously had letters of intent for the lease of five of its Fokker 100 aircraft, the prospective customers decided not to lease the aircraft during the second quarter of 2014.  Therefore, at June 30, 2014, the Company reevaluated the recoverability of the net book value of these assets and consequently obtained current market value appraisals, which resulted in aircraft impairment charges totaling $6.8 million being recorded for these aircraft during the second quarter of 2014.  As a result of the impairment charges, the Company was out of compliance with a profitability covenant at June 30, 2014.  In August 2014, the Company and the Credit Facility banks agreed to an amendment to the profitability covenant, which cured the June 30, 2014 non-compliance.

During the third quarter of 2014, based on management's assessment of the market for Fokker 100 aircraft and the estimated costs associated with preparing the Company's five off-lease Fokker 100 aircraft for re-lease, the Company recorded additional impairment charges of $8.5 million for these aircraft to write them down to their estimated liquidation values.  The Company also recorded an impairment charge of $0.3 million for an off-lease Fokker 50 aircraft and reclassified these six aircraft as held for sale.  The Company also recorded an impairment charge of $2.9 million, based on the appraised market values for its two other Fokker 100 aircraft that were leased in September and October 2014.

As a result of the third quarter impairment charges, the Company was out of compliance with several of its Credit Facility covenants at September 30, 2014.  In November 2014, the Company and the Credit Facility banks agreed to an amendment to the Credit Facility, which cured the September 30, 2014 non-compliance, revised the compliance requirements through September 30, 2015, decreased the amount of the Credit Facility to $150 million due to the departure of two participant lenders, and decreased the maximum amount to which the Credit Facility can be expanded from $200 million to $180 million.

Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates.  Although the Company believes that the assumptions it has made in forecasting its compliance with the Credit Facility covenants are reasonable in light of experience, actual results could deviate from such assumptions and there can be no assurance the Company's beliefs will prove to be correct.  Among the more significant factors that could have an impact on the accuracy of the Company's covenant compliance forecasts are (i) unanticipated decreases in the market value of the Company’s assets, or in the rental rates deemed achievable for such assets that cause the Company to record an impairment charge against earnings; (ii) lessee non-compliance with lease obligations, (iii) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rates for the asset, (iv) inability to locate and acquire a sufficient volume of additional assets at prices that will produce acceptable net returns, (v) increases in interest rates, or (vi) inability to timely dispose of off-lease assets at prices commensurate with their market value.

Although the Company believes it will continue to be in compliance with all of the Credit Facility covenants, there can be no assurance of such compliance and, in the event of any non-compliance, the Company will need to seek further waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

For additional information regarding the Company’s Credit Facility, refer to Note 5 to the Company’s financial statements in Item 1 of this Quarterly Report on Form 10-Q.

(b)Cash flow

The Company’s primary sources of cash are (i) rent payments due under the Company’s operating and finance leases, (ii) maintenance reserves billed monthly to lessees based on asset usage, and (iii) proceeds from the sale of aircraft and engines.

The Company’s primary uses of cash are for purchase of aircraft and engines, maintenance expense and reimbursement to lessees from collected maintenance reserves, management fees, professional fees, insurance, and Credit Facility fees, interest and principal payments.  The amount of interest paid by the Company depends on the outstanding balance of its Credit Facility, which carries a floating interest rate as well as an interest rate margin, and is therefore also dependent on changes in prevailing interest rates.

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

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility due to borrowing base limitations, based upon its estimates of future revenues and expenditures, which include assumptions regarding (i) revenues for assets to be re-leased, (ii) required debt payments, (iii) interest rates, (iv) the cost and anticipated timing of maintenance to be performed and (v) timely use of proceeds of unused debt capacity toward additional acquisitions of income producing assets.  There can be no assurance, however, that the Company's beliefs will prove to be correct.

Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  As discussed above, in “Liquidity and Capital Resources – (a) Credit Facility” above, there are a number of factors that may cause actual results to deviate from such forecasts.

(i)Operating activities

The Company’s cash flow from operations decreased by $3.7 million in the first nine months of 2014 compared to the same period in 2013.  As discussed below, the change in cash flow was primarily a result of an increase in payments received for operating lease revenue as well as a decrease in payments for aircraft insurance, the effects of which were partially offset by decreases in payments received for maintenance reserves and increases in payments for maintenance, interest, management fees and professional fees and general and administrative expenses.

Payments for operating lease revenue and maintenance reserves

Payments received from lessees for rent increased by $2.5 million in the first nine months of 2014 compared to the first nine months of 2013, primarily due to rent from assets purchased during late 2013 and early 2014.  Payments received for maintenance reserves decreased by $1.5 million in the first nine months of 2014 compared to the same period in 2013, primarily as a result of asset sales and returns, as well as lower utilization of some assets for which the Company collects maintenance reserves.

The Company is receiving no lease revenue for its assets that are currently off lease, which assets are comprised of five Fokker 100 aircraft, four Saab 340B Plus aircraft, one Fokker 50 aircraft, one General Electric CF34-8E5 engines, two General Electric CT7-9B engines and one Tay 650-15 engine.  The Tay 650-15 engine is being held as a spare and used in connection with required maintenance on the Company’s Fokker 100 aircraft.  The off-lease Fokker 100 and Fokker 50 aircraft are being held for sale and not lease.

Payments for maintenance

Payments for maintenance increased by $1.7 million in the first nine months of 2014 compared to the first nine months of 2013, primarily as a result of an increase in maintenance costs for off-lease aircraft.  The amount of payments for maintenance in future periods will depend on the amount and timing of maintenance paid as reimbursement to lessees for maintenance reserves claims, which are dependent upon utilization and required maintenance intervals, and maintenance paid for off-lease assets.

Payment for interest and management fees

Payments for interest and management fees increased by $0.8 million and $0.7 million, respectively, in the first nine months of 2014 compared to the same period of 2013 as a result of a higher Credit Facility balance and asset purchases.

Payment for professional fees, general and administrative and other expenses

Payments for professional fees, general and administrative and other expenses increased by $0.8 million in the first nine months of 2014 compared to the same period in 2013 primarily as a result of expenses incurred in connection with the return of six aircraft and two engines by one of the Company’s customers in the 2014 period when it ceased operations.

(ii)Investing activities

During the nine months ended September 30, 2014 and 2013, the Company received cash of $16.0 million and $8.2 million, respectively, from the sale of assets.  During the same time periods, the Company used cash of $47.3 million and $6.6 million, respectively, for purchases and capital improvement of aircraft.

(iii)Financing activities

The Company borrowed $43.9 million and $4.0 million under the Credit Facility during the first nine months of 2014 and 2013, respectively.  In these same time periods, the Company repaid $13.2 million and $7.3 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow and the sale of assets.  During the first nine months of 2014 and 2013, the Company paid $2.4 million and $2.1 million of fees related to the extension and administration of the Company’s Credit Facility.  Such fees are amortized over the term of the Credit Facility.

Outlook

(a)General

While certain areas of the world air carrier industry are now beginning to experience growth after a period of contraction following the global downturn of recent years, other areas of the world continue to experience slow recovery and failures of weaker air carrier competitors that were unable to survive the aftermath of the global downturn.  Overall, the Company continues to experience a reduction in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially in Western Europe, as compared to periods before the global downturn.

The Company has identified three areas that could challenge the Company's growth and operating results by negatively affecting its collateral base and, therefore, its ability to access sources of financing:

•  The Company could experience (i) a delay in remarketing its off-lease assets, as well as (ii) lower rental rates for assets that are remarketed.  The Company expects that the customers for several of the leases that expire in 2015 will choose to return the assets rather than renew the leases, notwithstanding that any such customer may incur significant expenses to satisfy return conditions, and, in the future, additional customers may similarly choose to return their leased assets rather than renew the leases.

•  Lessees that are located in low- or no- growth areas of the world carry heightened risk of an unanticipated lessee default.  A lessee’s default and the unscheduled return of an asset to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee’s default on its maintenance and return condition obligations.  The Company monitors the performance of all of its customers and has noted that several of the Company’s customers continue to experience weakened operating results and have not yet achieved financial stability.

•  Competition in the Company's market niche has increased recently as a result of new entrants to the acquisition and leasing market.  The increased competition has put downward pressure on lease rates, resulting in lower margins.

 (b) Operating Segments

The Company operates in one business segment, the leasing of regional aircraft to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

At October 31, 2014, the dominant types of aircraft in the Company’s portfolio of assets held for lease were as follows:

Model	Number owned	% of net book value
Bombardier Dash-8-300	8	20%
Bombardier CRJ-700	3	19%
Bombardier Dash-8-Q400	3	16%
Bombardier CRJ-705	1	11%
ATR 42-600	1	11%

For the month ended October 31, 2014, the Company’s sources of operating lease revenue were from the following regions:
Region	Number of lessees	% of operating lease revenue
North America	3	32%
Africa	2	23%
Asia	3	18%
Caribbean	1	13%
Europe	2	11%
Australia	1	3%

(c)Remarketing Efforts

In October 2014, the Company sold a Saab 340A and a Saab 340B aircraft and re-leased a Saab 340B Plus aircraft and a Fokker 100 aircraft that were off lease as of September 30, 2014.

The Company is seeking remarketing opportunities for four Saab 340B Plus aircraft, a Fokker 50 aircraft, a General Electric CF34-8E5 engines and two General Electric CT7-9B engines.

Five of the Company’s Fokker 100 aircraft are off lease.  During the third quarter ended September 30, 2014, the Company recorded impairment provisions for these aircraft based on the Company's estimated liquidation value for the aircraft, in addition to impairment charges recorded at June 30, 2014.  Additionally, the Company recorded an impairment loss on a Fokker 50 aircraft at September 30, 2014 to reflect its estimated recoverable value from sale.  These aircraft were classified as held for sale at September 30, 2014 and the Company is seeking sales opportunities for them.

The Company is considering selling some or all of its other off-lease aircraft.  The Company is analyzing the amount and timing of maintenance required to remarket the aircraft, the amount of which may differ significantly if the aircraft are sold rather than re-leased.

The lease for one of the Company’s engines will expire during the remainder of 2014 and the Company believes that it is likely that it will be returned at lease-end.

(d)Credit Facility

During the second quarter of 2014, leases for five of the Company's Fokker 100 aircraft, for which the Company previously had letters of intent, were not signed, and the Company recorded aircraft impairment charges totaling $6.8 million for these aircraft based on market value appraisals.  As a result of the impairment charges, the Company was out of compliance with a profitability covenant at June 30, 2014.  In August 2014, the Company and the Credit Facility banks agreed to an amendment to the profitability covenant, which cured the June 30, 2014 non-compliance.

During the third quarter of 2014, based on management's assessment of the market for Fokker 100 aircraft and the costs associated with preparing the Company's five off-lease Fokker 100 aircraft for re-lease, the Company recorded additional impairment charges of $8.5 million for these aircraft to write them down to an estimated liquidation value.  The Company also recorded an impairment charge of $0.3 million for an off-lease Fokker 50 aircraft and reclassified these six aircraft as held for sale.  The Company also recorded an impairment charge of $2.9 million for its two other Fokker 100 aircraft based on the appraised values of the aircraft.

As a result of the third quarter impairment charges, the Company was out of compliance with several of its Credit Facility covenants at September 30, 2014.  In November 2014, the Company and the Credit Facility banks agreed to an amendment to the Credit Facility, which cured the September 30, 2014 non-compliance, revised the compliance requirements through September 30, 2015, decreased the amount of the Credit Facility to $150 million due to the departure of two participant lenders, and decreased the maximum amount to which the Credit Facility can be expanded from $200 million to $180 million.

Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates. The Company also believes that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and to fund anticipated acquisitions.  However, there can be no assurance the Company's beliefs will prove to be correct.

Factors that May Affect Future Results

Noncompliance with Credit Facility Financial Covenants.  The Company’s use of debt as the primary form of acquisition financing subjects the Company to increased risks associated with leveraging.  In addition to payment obligations, the Credit Facility agreement includes financial covenants, including some requiring the Company to have positive earnings, meet minimum net worth standards and be in compliance with certain other financial ratios.

As discussed above in “Outlook – Credit Facility,” the Company was out of compliance with a number of covenants under its Credit Facility at September 30, 2014 due to impairment charges recorded with respect to its Fokker 100 and Fokker 50 aircraft.  In November 2014, the Company and the Credit Facility banks agreed to an amendment to the Credit Facility, which cured the September 30, 2014 non-compliance, revised the compliance requirements through September 30, 2015, decreased the amount of the Credit Facility to $150 million due to the departure of two participant lenders, and decreased the maximum amount to which the Credit Facility can be expanded from $200 million to $180 million.

Although the Company believes it will continue to be in compliance with all of the Credit Facility covenants, there can be no assurance of such compliance, and in the event of any non-compliance, the Company will need to seek further waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Furthermore, the occurrence of unexpected adverse changes that impact the Company’s estimates of expected cash flows generated from an asset may result in an asset impairment charge against the Company’s earnings. The Company periodically reviews long-term assets for impairment, in particular, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment charge is recorded when the carrying amount of an asset is estimated to be not recoverable and exceeds its fair value. The Company recorded impairment charges for some of its aircraft in the second and third quarters of 2014 and may be required to record asset impairment charges in the future as a result of a prolonged weak economic environment, challenging market conditions in the airline industry, events related to particular lessees, assets or asset types or other factors affecting the value of aircraft or engines.

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

Risks Related to Regional Air Carriers.  The Company’s continued focus on its customer base of regional air carriers subjects the Company to additional risks.  Some of the lessees in the regional air carrier market are companies that are start-up, low-capital, and/or low-margin operators.  Often, the success of such carriers depends on contractual arrangements with major trunk carriers or franchises from governmental agencies that provide subsidies for operating essential air routes, both of which may be subject to termination or cancellation on short notice.  Regional carriers, even if financially strong, that are owned by, or are a sister corporation of, an established major carrier can also be swept into bankruptcy if the major carrier files for bankruptcy or becomes insolvent.  Four of the Company's regional air carrier customers filed for bankruptcy in 2012 and 2013, and in May 2014, a Thai regional carrier that leased six aircraft and two engines from the Company ceased operations.

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

Availability of Financing. The Company’s continued growth will depend on its ability to continue to obtain capital, either through debt or equity financings. There can be no assurance that the Company will succeed in obtaining capital in the future at terms favorable to the Company.

General Economic Conditions and Lowered Demand for Travel. The Company’s business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is continuing to experience financial difficulty due to the slow recovery in the global economy.  The spread of a disease epidemic, the threat or execution of a terrorist attack against aviation, a worsening financial/bank crisis in Europe, a natural event that interrupts air traffic, military conflict, political crises or other events that cause a prolonged spike in fuel prices, or other like events could exacerbate an already weakened condition and lead to widespread failures in the air carrier industry.  If lessees experience financial difficulties and are unable to meet lease obligations, this will, in turn, negatively affect the Company’s financial performance.

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

Concentration of Lessees and Aircraft Type. For the month ended October 31, 2014, the Company’s five largest customers accounted for a total of approximately 73% of the Company’s monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results and borrowing base under the Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company’s revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any such failure to be in compliance, the Company will need to seek waivers or amendment of the applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Engine Leasing Risk.  The Company currently has five engines in its portfolio, making up 6% of the Company’s total net book value of aircraft and aircraft engines held for lease. The Company may from time to time lease one or more of these engines under industry standard short-term engine leases, which place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer’s warranty or is not otherwise caused by circumstances that the lessee is required to cover, the Company’s investment in the engine could be a significant loss or the Company might incur a significant maintenance expense.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting.  No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.Exhibits

Exhibit Number	Description
10.20
Modification and Limited Waiver to Second Amended and Restated Loan and Security Agreement, dated as of August 26, 2014, among the Company, MUFG Union Bank, N.A., California Bank and Trust, U.S. Bank National Association, Umpqua Bank, First Bank, and Cathay Bank, incorporated by reference to Exhibit 10.1 of the Company’s report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014

10.21
Modification and Limited Waiver to Second Amended and Restated Loan and Security Agreement, dated as of November 13, 2014, among the Company, MUFG Union Bank, N.A., California Bank and Trust, U.S. Bank National Association, Umpqua Bank, First Bank, and Cathay Bank

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

AEROCENTURY CORP.
Date: November 14, 2014	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer