Form 10-K
period 2014-12-31
AEROCENTURY CORP
filed 2015-03-12
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price as of June 30, 2014) was $15,332,400.

The number of shares of the Registrant’s Common Stock outstanding as of March 12, 2015 was 1,543,257.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders.  Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

PART I
FINANCIAL INFORMATION

Forward Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include these statements: (i) in Part I, Item 1, “Business of the Company,” that the Company can purchase assets at an appropriate price and maintain an acceptable overall on-lease rate for the Company’s assets; and that it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies; (ii) in Part II, Item 7,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” that the Company will be in compliance with all of its credit facility covenants at future calculation dates; and that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility due to borrowing base limitations; (iii) in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook,” that the Company could experience a delay in remarketing its off-lease assets; that the customers under several of the leases that expire in 2015 will choose to return the assets; that three of the Company’s aircraft will be returned at lease-end in 2015 after meeting the return conditions of the leases; that the leases for the remaining four aircraft will be extended; and that the Company will be in compliance with all of its Credit Facility covenants at future calculation dates; that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and, if it is expanded to the maximum of $180 million, to fund anticipated acquisitions; (v) in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” that the Company will be in compliance with all of its credit facility covenants at future calculation dates; that the Company will have sufficient cash funds to make any required principal repayment that arises due to borrowing base limitations; that most of the Company’s growth will be outside North America; that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage new aircraft types and engines; that effective mitigating factors exist against undue compensation-incented risk-taking by JMC; that the burden and cost of complying with regulatory requirements will fall primarily upon lessees of equipment or the Company as owner of the equipment; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company has sufficient cyber-security measures in place; that its main vulnerability would be interruption to email communication, loss of archives and loss of document sharing; and that sufficient replacement mechanisms exist such that there would not be a material adverse financial impact on the Company’s business.

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

Item 1.Business.

Business of the Company

AeroCentury Corp., a Delaware corporation incorporated in 1997 (the “Company”), typically acquires used regional aircraft and aircraft engines for lease to regional carriers worldwide.

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

The Company typically acquires assets in one of three ways.  The Company may purchase an asset already subject to a lease and assume the rights and obligations of the seller, as lessor under the existing lease.  Additionally, the Company may purchase an asset from an air carrier and lease it back to the air carrier.  Finally, the Company may purchase an asset from a seller and then immediately enter into a new lease for the aircraft with a third party lessee.  In this last case, the Company typically does not purchase an asset unless a potential lessee has been identified and has committed to lease the asset.  Occasionally, the Company may also acquire an asset for which it does not have a potential lessee.

Although the Company has generally targeted used regional aircraft and engines with purchase prices between $3 million and $10 million, and lease terms of less than five years, in 2013 and 2014, the Company acquired six regional jets and a new ATR 42-600 aircraft with purchase prices and lease terms exceeding those of previously-acquired aircraft.  In determining assets for acquisition, the Company evaluates, among other things, the type of asset, its current price and projected future value, its versatility or specialized uses, the current and projected availability of and demand for that asset, and the type and number of future potential lessees.  Because JMC has extensive experience in purchasing, leasing and selling used regional aircraft and engines, the Company believes it can purchase these assets at an appropriate price and maintain an acceptable overall on-lease rate for the Company’s assets.

In order to improve the remarketability of an aircraft after expiration of a lease, the Company’s leases generally contain provisions that require lessees to return the aircraft in a condition that allows the Company to expediently re-lease or sell the aircraft, or pay sufficient amounts based on usage under the lease to cover any maintenance or overhaul of the aircraft required to bring the aircraft to such a state.

When considering whether to enter into transactions with a lessee, the Company generally reviews the lessee’s creditworthiness, growth prospects, financial status and backing; the experience of its management; and the impact of legal and regulatory matters in the lessee's market, all of which are weighed in determining the lease terms offered to the lessee. In addition, it is the Company’s policy to monitor the lessee’s business and financial performance closely throughout the term of the lease, and, if requested, provide assistance drawn from the experience of the Company’s management in many areas of the air carrier industry.  Because of its “hands-on” approach to portfolio management, the Company believes it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies.

The Company has funded its asset acquisitions primarily through debt financing supplemented by free cash flow.  The Company’s primary source of debt financing has been a secured credit facility.  The Company's current credit facility ("Credit Facility") is provided by a syndicate of banks, with MUFG Union Bank, N.A. as agent, and in May 2014, the term was extended to May 31, 2019.

Working Capital Needs

The Company’s portfolio of assets has historically generated revenues that have exceeded the Company’s cash expenses, which consist mainly of management fees, maintenance costs, principal and interest payments on debt, professional fees, and insurance premiums.

The management fees paid by the Company to JMC are based upon the size of the Company’s asset pool. Maintenance costs for off-lease aircraft are recognized as expenses as incurred, while reimbursement of lessee maintenance costs from previously collected maintenance reserves reduce the Company's maintenance reserves liability. Interest expense is dependent on both the balance of the Company’s indebtedness and applicable interest rates.  Professional fees are paid to third parties for expenses not covered by JMC under the Management Agreement.  Insurance expense includes amounts paid for directors and officers insurance, as well as product liability insurance and aircraft hull insurance for periods when an aircraft is off lease.

So long as the Company succeeds in keeping the majority of its assets on lease and interest rates do not rise significantly and rapidly, the Company’s cash flow should continue to be sufficient to cover its expenses and provide excess cash flow. If the Company incurs unusually large maintenance costs or reimbursements for maintenance in any given period, the Company expects it will have sufficient cash flow or borrowing availability under its credit facility to fund such maintenance.

Competition

The Company competes with other leasing companies, banks, financial institutions, and aircraft leasing partnerships for customers that generally are regional commercial aircraft operators seeking to lease aircraft under operating leases.  Competition has increased as competitors who have traditionally neglected the regional air carrier market have begun to focus on that market.  Because competition is largely based on price and lease terms, the entry of new competitors into the market, and/or the entry of traditional large aircraft lessors into the regional aircraft niche, particularly those with greater access to capital markets than the Company, could lead to fewer acquisition opportunities for the Company and/or lease terms less favorable to the Company on acquisitions, as well as fewer renewals of existing leases or new leases of existing aircraft, all of which could lead to lower revenues, profitability and cash flow for the Company.

The Company, however, believes that it has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by many in the regional air carrier market.  Management believes that the Company also continues to have a competitive advantage because JMC has developed a presence as a global participant in the regional aircraft leasing market.

Dependence on Significant Customers

For the year ended December 31, 2014, the Company’s four largest customers accounted for 20%, 18%, 14% and 11% of lease revenue.  For the year ended December 31, 2013, the Company’s four largest customers accounted for 23%, 19%, 11% and 10% of lease revenue.  Concentration of credit risk with respect to lease receivables will diminish in the future only if the Company is able to re-lease assets currently on lease to significant customers to new customers and/or acquire assets for lease to new customers.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

As of December 31, 2014, the Company did not own or lease any real property, plant or materially important physical properties.  The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010.  However, since the Company has no employees and the Company’s portfolio of leased aircraft assets is managed and administered under the terms of the Management Agreement with JMC, all office facilities are provided by JMC.

For information regarding the aircraft and aircraft engines owned by the Company, refer to Note 3 to the Company’s financial statements in Item 8 of this Annual Report on Form 10-K.

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

Market Information

The Company’s Common Stock has been traded on the NYSE MKT since January 16, 1998.  The following table sets forth the high and low sales prices reported on the NYSE MKT for the Company’s Common Stock for the periods indicated:

Period	High	Low
Fiscal year ended December 31, 2014:
Fourth Quarter	$11.82	$8.05
Third Quarter	16.40	10.90
Second Quarter	18.90	15.25
First Quarter	19.00	15.03
Fiscal year ended December 31, 2013:
Fourth Quarter	20.60	14.65
Third Quarter	22.30	19.10
Second Quarter	21.50	17.53
First Quarter	18.31	14.20

On March 10, 2015, the closing sale price of the Company’s Common Stock on the NYSE MKT exchange was $13.50 per share.

Number of Security Holders

According to the Company’s transfer agent, the Company had approximately 1,400 stockholders of record as of March 10, 2015.  Because brokers and other institutions on behalf of beneficial stockholders hold many of the Company’s shares of Common Stock, the Company is unable to estimate the total number of beneficial stockholders represented by those record holders.

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

Stockholder Rights Plan

For information regarding the Company’s stockholder rights plan, refer to Note 8 to the Company’s financial statements in Item 8 of this Annual Report on Form 10-K.

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

The Company’s primary uses of cash are for purchases of aircraft and engines, maintenance, debt service payments, management fees, insurance and professional fees.

The Company's most significant non-cash expenses include aircraft and engine depreciation, amortization of costs associated with the Company’s indebtedness, which is included in interest expense, and, in some years, impairment provisions, which are affected by significant estimates.

Critical Accounting Policies, Judgments and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.  For a discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 1 to the Company’s financial statements in Item 8 of this Annual Report on Form 10-K.

For a discussion of the Company’s accounting policies regarding maintenance reserves, refer to Note 4 to the Company’s financial statements in Item 8 of this Annual Report on Form 10-K.  For a discussion of the Company's change in method of accounting for certain maintenance reserves and lessor maintenance obligations and its application to prior periods, refer to Note 2 to the Company's financial statements in Item 8 of this Annual Report on Form 10-K.

Results of Operations

The Company recorded a net loss of $11.3 million in 2014 compared to net income of $8.3 million in 2013, primarily as a result of recording impairment charges totaling $18.2 million for its seven Fokker 100 aircraft, as well as impairment charges of $0.5 million for three of its Fokker 50 aircraft in 2014.  There were no recorded impairment charges of long-lived assets during 2013.

Operating lease revenue increased 17% from $18.8 million in 2013 to $21.9 million in 2014, primarily as a result of assets purchased during 2013 and 2014.  The effect of these increases was partially offset by the effect of assets that were on lease in the 2013 period but off lease in the 2014 period and asset sales during 2013 and 2014.

Maintenance reserves revenue decreased 77% from $14.9 million in 2013 to $3.4 million in 2014.  The amount recorded in 2013 period was comprised of $6.5 million, which was received from the prior lessee of two of the Company’s aircraft when the leases were assigned to a new lessee in 2012 and recognized as maintenance reserves revenue upon termination of those leases in the first quarter of 2013, and $8.4 million from maintenance reserves retained at lease end for five other aircraft.  The amount recorded in 2014 period includes approximately $1.7 million of maintenance reserves retained at lease end for one aircraft and approximately $1.7 million of maintenance reserves retained when six aircraft were returned to the Company prior to lease expiration.

During 2014, the Company recorded $3.1 million of net gains on the sale of nine aircraft and an aircraft engine, as compared to 2013, when the Company recorded $3.8 million in net gains from the sale of five aircraft and an engine, as well as the disposal of a spare engine.

During 2014, the Company recorded $0.1 million of other income from retention of a non-refundable security deposit when a potential buyer of one of the Company's aircraft did not complete the planned purchase.  During 2013, the Company recorded $0.5 million of other income from security deposits retained upon early termination of two leases following the lessee's bankruptcy.

During 2014 and 2013, the Company added equipment to its lease portfolio of approximately $81.0 million and $24.7 million, respectively.  The Company sold equipment with book values of approximately $14.5 million and $8.7 million million during 2014 and 2013, respectively.  As a result of the timing of these asset acquisitions and sales, as well as changes in residual value assumptions from year to year, depreciation decreased by 1% in 2014 over the previous year.   Management fees, which are based on the net asset value of the Company's aircraft and engines, increased by 12% in 2014 as compared to 2013.  Due to a waiver by JMC of its fourth quarter management fees of approximately $1.2 million, management fees incurred by the Company were less by that amount than they would have been without such waiver.

The average net book value of assets held for lease during 2014 and 2013 was approximately $171.7 million and $143.3 million, respectively, representing an increase of 20%.  The average portfolio utilization during 2014 and 2013 was 82% and 76%, respectively.

The Company's maintenance expense increased by 7% from $7.0 million in 2013 to $7.5 million in 2014, primarily as a result of an increase in maintenance performed by the Company on off-lease aircraft.

The Company’s interest expense increased by 26% from $4.1 million in 2013 to $5.1 million in 2014, primarily as a result of a higher average Credit Facility balance.

The Company’s professional fees, general and administrative and other expenses increased by 46% from $1.2 million in 2013 to $1.7 million in 2014, primarily as a result of expenses incurred in connection with the return of six aircraft and two engines by one of the Company’s customers when it ceased operations in 2014.

The Company's other taxes expense increased by $0.4 million in 2014 compared to 2013 as a result of the accrual of goods and service tax related to four of the Company's aircraft that are leased to a customer in Papua New Guinea.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a)Credit Facility

In May 2014, the Company’s $130 million Credit Facility was increased to $180 million and extended through May 31, 2019.  The Credit Facility is provided by a syndicate of banks and is secured by all of the assets of the Company, including its aircraft and engine portfolio.

In November 2013, the Company obtained a waiver of compliance with a lessee concentration covenant under its Credit Facility agreement at the September 30, 2013 and December 31, 2013 calculation dates. The Company was in compliance with all covenants other than the waived covenant under the Credit Facility agreement at December 31, 2013.

Although the Company previously had letters of intent for the lease of five of its Fokker 100 aircraft, the prospective lessees decided not to lease the aircraft during the second quarter of 2014.  Therefore, at June 30, 2014, the Company reevaluated the recoverability of the net book value of these assets and consequently obtained current market value appraisals, which resulted in aircraft impairment charges totaling $6.8 million being recorded for these aircraft during the second quarter of 2014.  As a result of the impairment charges, the Company was out of compliance with a profitability covenant at June 30, 2014.  In August 2014, the Company and the Credit Facility banks agreed to an amendment to the profitability covenant which cured the June 30, 2014 non-compliance.

During the third quarter of 2014, based on management's assessment of the market for Fokker 100 aircraft and the estimated costs associated with preparing the Company's five off-lease Fokker 100 aircraft for re-lease, the Company recorded additional impairment charges of $8.5 million for these aircraft to write them down to their estimated liquidation values.  The Company also recorded impairment charges of $0.3 million for an off-lease Fokker 50 aircraft and reclassified these six aircraft as held for sale.  The Company sold the Fokker 50 aircraft in March 2015.  The Company also recorded an impairment charge of $2.9 million, based on the appraised market values, for its two other Fokker 100 aircraft that were leased in September and October 2014.

As a result of the third quarter impairment charges, the Company was out of compliance with the profitability, interest coverage and debt service coverage covenants of its Credit Facility at September 30, 2014.  In November 2014, the Company and the Credit Facility banks agreed to an amendment to the Credit Facility that: cured the September 30, 2014 non-compliance; revised the compliance requirements through September 30, 2015; decreased the amount of the Credit Facility to $150 million due to the departure of two participant lenders; and decreased the maximum amount to which the Credit Facility can be expanded from $200 million to $180 million.  The Company was in compliance with all covenants at December 31, 2014.

Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates.  Although the Company believes that the assumptions it has made in forecasting its compliance with the Credit Facility covenants are reasonable in light of experience, actual results could deviate from such assumptions and there can be no assurance the Company's beliefs will prove to be correct.  Among the more significant factors that could have an impact on the accuracy of the Company's covenant compliance forecasts are (i) unanticipated decreases in the market value of the Company’s assets, or in the rental rates deemed achievable for such assets that cause the Company to record an impairment charge against earnings; (ii) lessee non-compliance with lease obligations, (iii) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rates, (iv) inability to locate and acquire a sufficient volume of additional assets at prices that will produce acceptable net returns, (v) increases in interest rates, or (vi) inability to timely dispose of off-lease assets at prices commensurate with their market value.

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

For additional information regarding the Company’s Credit Facility, refer to Note 7 to the Company’s financial statements in Item 1 of this Annual Report on Form 10-K.

(b)Cash flow

The Company’s primary sources of cash are (i) rent payments due under the Company’s operating and finance leases, (ii) maintenance reserves billed monthly to lessees based on asset usage, and (iii) proceeds from the sale of aircraft and engines.

The Company’s primary uses of cash are for purchase of assets, maintenance expense and reimbursement to lessees from collected maintenance reserves, management fees, professional fees, insurance, and Credit Facility fees, interest and principal payments.  The amount of interest paid by the Company depends on the outstanding balance of its Credit Facility, which carries a floating interest rate as well as an interest rate margin, and is therefore also dependent on changes in prevailing interest rates.

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

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility due to borrowing base limitations, based upon its estimates of future revenues and expenditures, which include assumptions regarding (i) revenues for assets to be re-leased, (ii) the cost and anticipated timing of maintenance to be performed, (iii) required debt payments, (iv) timely use of proceeds of unused debt capacity toward additional acquisitions of income producing assets and (v) interest rates.  There can be no assurance, however, that the Company's beliefs will prove to be correct.

Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  As discussed above, in “Liquidity and Capital Resources – (a) Credit Facility” above, there are a number of factors that may cause actual results to deviate from such forecasts.

(i)Operating activities

The Company’s cash flow from operations decreased by $1.6 million in 2014 compared to 2013.  As discussed below, the change in cash flow was primarily a result of a decrease in payments received for maintenance reserves and increases in payments for maintenance, interest, management fees and professional fees and general and administrative expenses, the effects of which were partially offset by an increase in payments received for operating lease revenue and a decrease in payments for aircraft insurance.

Payments for operating lease revenue and maintenance reserves

Rent receipts from lessees increased by $2.9 million in 2014 compared to 2013, primarily due to rent from assets purchased during late 2013 and early 2014.  Receipts from lessees for maintenance reserves decreased by $1.8 million in 2014 compared to 2013, primarily as a result of asset sales and returns, as well as lower utilization of some assets for which the Company collects maintenance reserves.  In addition, the Company does not collect maintenance reserves for most of the aircraft it acquired in 2013 and 2014.

As of the date of this filing, the Company is receiving no lease revenue for six aircraft and five engines that are off lease, with a total book value of $22.3 million, representing 12% of the Company's total assets held for lease.  One of the off-lease engines is being held as a spare and used in connection with required maintenance on the Company’s Fokker 100 aircraft.  In addition, five off-lease Fokker 100 aircraft, with a total book value of $5.0 million, are being held for sale and not lease.

Payments for maintenance

Payments for maintenance increased by $0.7 million in 2014 compared to 2013, primarily as a result of an increase in maintenance costs for off-lease aircraft.  The amount of payments for maintenance in future periods will depend on the amount and timing of maintenance paid as reimbursement to lessees for maintenance reserves claims, which are dependent upon utilization and required maintenance intervals, as well as maintenance paid for off-lease assets.

Payment for interest

Payments for interest increased by $1.1 million in 2014 compared to 2013 as a result of a higher Credit Facility balance.

Payments for management fees

Although JMC waived its management fees of approximately $1.2 million for the fourth quarter of 2014, payments for management fees increased by $0.4 million in 2014 compared to 2013 as a result of asset purchases in 2013 and 2014.  No assurance can be given that JMC will waive any management fees in the future.

Payment for professional fees, general and administrative and other expenses and aircraft insurance

Payments for professional fees, general and administrative and other expenses increased by $0.6 million in 2014 compared to 2013 primarily as a result of expenses incurred in connection with the early return of six aircraft and two engines by one of the Company’s customers in 2014 period when it ceased operations.  Payments for aircraft insurance decreased by $0.7 million in 2014 compared to 2013 primarily as a result of a difference in the timing of premium payments that are made on a semi-annual basis.

(ii)Investing activities

During 2014 and 2013, the Company received cash of $16.2 million and $10.9 million, respectively, from the sale of assets.  During the same time periods, the Company used cash of $74.5 million and $25.0 million, respectively, for purchases and capital improvement of aircraft.

(iii)Financing activities

The Company borrowed $71.1 million and $19.0 million under the Credit Facility during 2014 and 2013, respectively.  In these same time periods, the Company repaid $15.2 million and $9.3 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow and the sale of assets.  During 2014 and 2013, the Company paid $3.0 million and $2.1 million of fees, respectively, in connection with the extension and administration of the Company’s Credit Facility, as well as the waiver obtained from the banks during the fourth quarter of 2014.  Such fees are being amortized over the term of the Credit Facility.

Outlook

(a)General

While in certain areas of the world the air carrier industry is now beginning to experience growth after a period of contraction following the global downturn of recent years, other areas of the world continue to experience slow recovery and failures of weaker air carrier competitors that were unable to survive the aftermath of the global downturn.  Overall, the Company continues to experience a reduction in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially in Western Europe, as compared to periods before the global downturn.

The Company has identified three areas that could challenge the Company's growth and operating results by negatively affecting its collateral base and, therefore, its ability to access sources of financing:

• The Company could experience (i) a delay in remarketing its off-lease assets, as well as (ii) lower rental rates for assets that are remarketed.  The Company expects that the customers for several of the leases that expire in 2015 and after will choose to return the assets rather than renew the leases, notwithstanding that any such customer may incur significant expenses to satisfy return conditions.

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

At February 28, 2015, the dominant types of aircraft in the Company’s portfolio of assets held for lease were as follows:

Model	Number owned	% of net book value
Bombardier Dash-8-300	8	17%
Bombardier CRJ-700	3	16%
Bombardier CRJ-900	2	16%
Bombardier Dash-8-Q400	3	13%

For the month ended February 28, 2015, the Company’s sources of operating lease revenue were from the following regions:
Region	Number of lessees	% of operating lease revenue
Europe	3	29%
North America	2	22%
Africa	2	17%
Asia	3	14%
Central and South America	1	9%
Australia	1	9%

(c)Remarketing Efforts

At December 31, 2014, five Fokker 100 aircraft and one Fokker 50 aircraft were classified as held for sale.  In March 2015, the Company sold the Fokker 50 aircraft.  The Company is seeking sales opportunities for the Fokker 100 aircraft.

The Company is seeking remarketing opportunities for six aircraft and five engines that are held for lease.  The Company is considering selling some or all of these assets.  The Company is analyzing the amount and timing of maintenance required to remarket the assets, the amount of which may differ significantly if the assets are sold rather than re-leased.

The leases for seven of the Company’s aircraft will expire during the first half of 2015.  The Company believes that three of the aircraft will be returned at lease-end in 2015 after meeting the return conditions of the leases, and the Company believes that the leases for the remaining four aircraft will be extended.

(d)Credit Facility

In August 2014 and November 2014, the Company and the Credit Facility banks agreed to amendments to the Credit Facility, which cured non-compliance with certain of the covenants under the Credit Facility at June 30, 2014 and September 30, 2014.  The November 2014 amendment also revised the compliance requirements through September 30, 2015, decreased the amount of the Credit Facility to $150 million due to the departure of two participant lenders, and decreased the maximum amount to which the Credit Facility can be expanded from $200 million to $180 million.

The unused amount of the Credit Facility was $16,600,000 as of March 12, 2015.  Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates. The Company also believes that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and, if it is expanded to the maximum of $180 million, to fund anticipated acquisitions.  However, there can be no assurance the Company's beliefs will prove to be correct.

Factors that May Affect Future Results

Noncompliance with Credit Facility Financial Covenants.  The Company’s use of debt as the primary form of acquisition financing subjects the Company to increased risks associated with leverage.  In addition to payment obligations, the Credit Facility agreement includes financial covenants, including some requiring the Company to have positive earnings, meet minimum net worth standards and be in compliance with certain other financial ratios.

As discussed above in “Outlook – Credit Facility,” the Company was out of compliance with a number of covenants under its Credit Facility at June 30, 2014 and September 30, 2014.   The Credit Facility was amended in August 2014 to cure the June 30, 2014 non-compliance and in November 2014 to cure the September 30, 2014 non-compliance, revise certain compliance requirements and decrease the amount of the Credit Facility from $180 million to $150 million.  The November amendment also reduced the amount to which the Credit Facility can be expanded from $200 million to $180 million.

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

Ownership Risks.  The Company’s leases typically are for a period shorter than the entire, anticipated, remaining useful life of the leased assets.  The Company’s ability to recover its investment in an asset subject to such a lease is dependent upon the Company’s ability to profitably re-lease or sell the asset after the expiration of the lease term.  This ability is dependent on worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset’s use more expensive or preclude use due to the age of the aircraft or unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments that cause the asset to become obsolete. If the Company is unable to remarket its assets on favorable terms when the leases for such assets expire, the Company’s financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

The Company typically acquires used aircraft equipment.  The market for used aircraft equipment has been cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry.  The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, the number of new aircraft on order and the number of aircraft coming off lease, as well as introduction of new aircraft models and types that may be more technologically advanced, more fuel efficient and/or less costly to maintain and operate.  Values may also increase or decrease for certain aircraft types that become more or less desirable based on market conditions and changing airline capacity.

In addition, a successful investment in an asset subject to a lease depends in part upon having the asset returned by the lessee in the condition as required under the lease.  Each lease typically obligates a customer to return an asset to the Company in a specified condition, which generally requires it be returned in equal or better condition than at delivery to the lessee.  If the lessee were to become insolvent during the term of its lease and the Company had to repossess the asset, it is unlikely that the lessee would have the financial ability to meet these return obligations and it is likely that the Company would be required to expend funds in excess of any maintenance reserves collected to return the asset to a remarketable condition.  If the lessee filed for bankruptcy and rejected the aircraft lease, the lessee would be required to return the aircraft but would be relieved from further lease obligations, including return conditions specified in the lease.  In that case, it is also likely that the Company would be required to expend funds in excess of any maintenance reserves collected to return the asset to a remarketable condition.

Several of the Company’s leases do not require payment of monthly maintenance reserves, which serve as the lessee’s advance payment for its future repair and maintenance obligations.  If repossession due to lessee default or bankruptcy occurred under such a lease, the Company would be left with the costs of unperformed repair and maintenance under the applicable lease and the Company would likely incur an unanticipated expense in order to re-lease or sell the asset.

Furthermore, the occurrence of unexpected adverse changes that impact the Company’s estimates of expected cash flows generated from an asset could result in an asset impairment charge against the Company’s earnings. The Company periodically reviews long-term assets for impairment, in particular, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment charge is recorded when the carrying amount of an asset is estimated to be not recoverable and exceeds its fair value. The Company recorded impairment charges for some of its aircraft in 2014 and may be required to record asset impairment charges in the future as a result of a prolonged weak economic environment, challenging market conditions in the airline industry, events related to particular lessees, assets or asset types or other factors affecting the value of aircraft or engines.

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

If a lessee that is a certified U.S. airline were in default under a lease and sought protection under Chapter 11 of the United States Bankruptcy Code, Section 1110 of the Bankruptcy Code would automatically prevent the Company from exercising any remedies against such lessee for a period of 60 days.  After the 60-day period had passed, the lessee would have to agree to perform the lease obligations and cure any defaults, or the Company would have the right to repossess the equipment.  However, this procedure under the Bankruptcy Code has been subject to significant litigation, and it is possible that the Company’s enforcement rights would be further adversely affected by a bankruptcy filing by a defaulting lessee.

Several of the Company’s customers have experienced significant financial difficulties, become insolvent, or have been declared or have filed for bankruptcy.  An insolvency or bankruptcy of a customer usually results in a total loss of those receivables.  The Company closely monitors the performance of all of its lessees and its risk exposure to any lessee that may be facing financial difficulties, in order to guide decisions with respect to such lessee that would mitigate losses in the event the lessee is unable to meet or rejects its lease obligations.  There can be no assurance that additional customers will not become insolvent or file for bankruptcy or that the Company will be able to mitigate any of the resultant losses.

Risks Related to Regional Air Carriers.  The Company’s continued focus on its customer base of regional air carriers subjects the Company to additional risks.  Some of the lessees in the regional air carrier market are companies that are start-up, low-capital, and/or low-margin operators.  Often, the success of such carriers depends on contractual arrangements with major trunk carriers or franchises from governmental agencies that provide subsidies for operating essential air routes, both of which may be subject to termination or cancellation on short notice.  Regional carriers, even if financially strong, that are affiliated with an established major carrier can also be swept into bankruptcy if the major carrier files for bankruptcy or becomes insolvent.  Four of the Company's regional air carrier customers filed for bankruptcy in 2012 and 2013, and a Thai regional carrier that leased six aircraft and two engines from the Company ceased operations in May of 2014.

Credit Facility Debt Limitations. The amount available to be borrowed under the Credit Facility is limited by the asset-specific advance rates.  Lessee arrearages or asset off-lease periods may reduce the advance rate for the related assets and, therefore, the permitted borrowing under the facility.  Amounts subject to payment deferral agreements also reduce the amount of permitted borrowing.  The Company believes it will have sufficient cash funds to make any required principal repayment that arises due to any such borrowing limitations.

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

In past years, several of the Company’s customers have experienced financial difficulties arising from a combination of the weakened air carrier market and their own unique financial circumstances and have requested and been granted deferral of certain overdue and/or future rental or maintenance reserve payment obligations.  It is possible that the Company may enter into additional deferral agreements if the current weakened air carrier environment continues. When a customer requests a deferral of lease obligations, the Company evaluates the lessee’s financial plan, the likelihood that the lessee can remain a viable carrier, and whether the deferral will be repaid according to the agreed schedule.  The Company may elect to record the deferred rent and reserve payments from the lessee on a cash basis, which could have a material effect on the Company’s financial results in the applicable periods.  Deferral agreements with lessees also reduce the Company's borrowing capacity under its Credit Facility.

International Risks.  The Company leases assets in overseas markets.  Leases with foreign lessees, however, may present different risks than those with domestic lessees.  Most of the Company’s expected growth is outside of North America.

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

Foreign lessees that operate internationally may also face restrictions on repatriating foreign revenue to their home country.  This could create a cash flow crisis for an otherwise profitable carrier, affecting its ability to meet its lease obligations.  Foreign lessees may also face restrictions on payment of obligations to foreign vendors, including the Company, which may affect their ability to timely meet lease obligations to the Company.

Foreign lessees are not subject to U.S. bankruptcy laws, although there may be debtor protection similar to U.S. bankruptcy laws available in some jurisdictions.  Certain countries do not have a central registration or recording system with which to locally establish the Company’s interest in equipment and related leases.  This could make it more difficult for the Company to recover an aircraft in the event of a default by a foreign lessee.  In any event, collection and enforcement may be more difficult and complicated in foreign countries.

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

Concentration of Lessees and Aircraft Type. For the month ended February 28, 2015, the Company’s four largest customers accounted for a total of approximately 54% of the Company’s monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results and borrowing base under the Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company’s revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any such failure to be in compliance, the Company will need to seek waivers or amendment of the applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

The dominant types of aircraft in the Company’s portfolio are summarized in “Outlook - Operating Segments,” above. A change in the desirability and availability of any of these types of aircraft, which would in turn affect valuations of such aircraft, would have a disproportionately significant impact on the Company’s portfolio value. Such aircraft type concentration would diminish if the Company acquires assets of other types. Conversely, acquisition of these types of aircraft will increase the Company’s risks related to its concentration of those aircraft types.

Investment in New Aircraft Types and Engines.  The Company intends to continue to focus solely on regional aircraft and engines. Although the Company has traditionally invested in a limited number of types of turboprop aircraft and engines, the Company has also acquired several types of regional jet aircraft and regional jet aircraft engines, and may continue to seek acquisition opportunities for new types and models of aircraft and engines used in the Company’s targeted customer base of regional air carriers. Acquisition of aircraft types and engines not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience managing those assets. The Company believes, however, that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage such new aircraft types and engines.  Further, the broadening of the asset types in the aircraft portfolio may have a benefit of diversifying the Company’s portfolio (see “Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” above).

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

Competition.  The aircraft leasing industry is highly competitive.  The Company competes with aircraft manufacturers, distributors, airlines and aircraft operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources.  Nevertheless, the Company believes that it is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.  This market segment, which in many cases involves customers that are private companies without well-established third party credit ratings, is not well served by the Company’s larger competitors.  JMC has developed a reputation as a global participant in this segment of the market, and the Company believes that JMC’s reputation benefits the Company.  There is, however, no assurance that competition from larger aircraft leasing companies will not increase significantly or that JMC’s reputation will continue to be strong in this market segment.

Casualties, Insurance Coverage.  The Company, as owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets.  As a triple-net lessor, the Company is generally protected against such claims, since the lessee would be responsible for, insure against and indemnify the Company for such claims.  A “triple net lease” is a lease under which, in addition to monthly rental payments, the lessee is generally responsible for the taxes, insurance and maintenance and repair of the aircraft arising from the use and operation of the aircraft during the term of the lease.  Although the United States Aviation Act may provide some protection with respect to the Company’s aircraft assets, it is unclear to what extent such statutory protection would be available to the Company with respect to its assets that are operated in foreign countries where such provisions of the United States Aviation Act may not apply.

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

Cyber-Security Risks.  The Company believes that it has sufficient cyber-security measures in place commensurate with the risks to the Company of a successful cyber-attack or breach of security.  The Company believes that its main vulnerability to a cyber-attack would be interruption of the Company’s email communications internally and with third parties, loss of customer and lease archives, and loss of document sharing between the Company’s offices and remote workers.  Such an attack could temporarily impede the efficiency of the Company’s operations; however, the Company believes that sufficient replacement mechanisms exist in the event of such an interruption that there would not be a material adverse financial impact on the Company’s business.

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

Item 8.Financial Statements and Supplementary Data.

(a)Financial Statements and Schedules

(1)Financial statements for the Company:
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2014 and 2013
Statements of Operations for the Years Ended December 31, 2014 and 2013
Statements of Stockholders’ Equity for the Years Ended December 31, 2014 and 2013
Statements of Cash Flows for the Years Ended December 31, 2014 and 2013
Notes to Financial Statements

(2)Schedules:

All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AeroCentury Corp.
Burlingame, California

We have audited the accompanying balance sheets of AeroCentury Corp. (the "Company") as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury Corp. at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for non-refundable maintenance reserves and lessor maintenance obligations during the year ended December 31, 2014.  These changes were applied retrospectively to all periods presented.

/s/ BDO USA, LLP
San Francisco, California
March 12, 2015

Item 8.Financial Statements and Supplementary Data.

AeroCentury Corp.
Balance Sheets

ASSETS
	December 31,	December 31,
	2014	2013
		(As adjusted)
Assets:
Cash and cash equivalents	$1,840,500	$2,112,700
Accounts receivable, including deferred rent of $111,300 and $217,200 at December 31, 2014 and December 31, 2013, respectively	2,128,600	3,303,800
Finance leases receivable	-	1,895,200
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $38,962,800 and $50,679,300 at December 31, 2014 and December 31, 2013, respectively	186,762,600	152,954,600
Assets held for sale	6,522,900	735,000
Prepaid expenses and other	4,520,300	3,633,000
Total assets	$201,774,900	$164,634,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$2,818,200	$1,202,700
Notes payable and accrued interest	133,590,600	77,527,300
Maintenance reserves	12,927,700	16,671,800
Accrued maintenance costs	2,115,700	1,612,100
Security deposits	5,218,300	6,265,000
Unearned revenues	1,642,200	646,700
Deferred income taxes	8,621,300	14,573,800
Total liabilities	166,934,000	118,499,400
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	20,563,300	31,857,300
	35,345,000	46,639,000
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)
Total stockholders’ equity	34,840,900	46,134,900
Total liabilities and stockholders’ equity	$201,774,900	$164,634,300

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Operations

	For the Years Ended December 31,
	2014	2013
		(As adjusted)
Revenues and other income:
Operating lease revenue, net	$21,913,300	$18,794,200
Maintenance reserves revenue, net	3,393,600	14,910,400
Net gain on disposal of assets	3,147,200	3,808,200
Other income	252,400	718,800
	28,706,500	38,231,600
Expenses:
Provision for impairment in value of aircraft	18,736,500	-
Maintenance	7,478,400	6,962,400
Depreciation	7,299,000	7,363,100
Management fees, net of approximately $1,200,000 of fees waived by JMC in 2014	3,864,900	4,369,300
Interest	5,134,200	4,075,000
Professional fees, general and administrative and other	1,718,800	1,174,500
Insurance	1,255,300	1,166,400
Other taxes	465,200	90,200
Bad debt expense	-	357,600
	45,952,300	25,558,500
(Loss)/income before income tax provision	(17,245,800)	12,673,100
Income tax (benefit)/provision	(5,951,800)	4,329,200
Net (loss)/income	$(11,294,000)	$8,343,900
(Loss)/earnings per share:
Basic	$(7.32)	$5.41
Diluted	$(7.32)	$5.26
Weighted average shares used in (loss)/earnings per share computations:
Basic	1,543,257	1,543,257
Diluted	1,543,257	1,587,036

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Stockholders’ Equity
For the Years Ended December 31, 2014 and 2013

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2012 (As adjusted)	$1,600	$14,780,100	$23,513,400	$(504,100)	$37,791,000
Net income	-	-	8,343,900	-	8,343,900
Balance, December 31, 2013 (As adjusted)	1,600	14,780,100	31,857,300	(504,100)	46,134,900
Net loss	-	-	(11,294,000)	-	(11,294,000)
Balance, December 31, 2014	$1,600	$14,780,100	$20,563,300	$(504,100)	$34,840,900

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Cash Flows
	For the Years Ended December 31,
	2014	2013
		(As adjusted)
Operating activities:
Net (loss)/income	$(11,294,000)	$8,343,900
Adjustments to reconcile net income to net cash
provided by operating activities:
Net gain on disposal of assets	(3,147,200)	(3,808,200)
Depreciation	7,299,000	7,363,100
Provision for impairment in value of aircraft	18,736,500	-
Non-cash interest	950,100	1,113,600
Deferred income taxes	(5,952,600)	4,321,300
Changes in operating assets and liabilities:
Accounts receivable	(498,000)	(96,100)
Finance leases receivable	1,895,200	246,000
Income taxes receivable	-	2,000
Prepaid expenses and other	486,700	(772,400)
Accounts payable and accrued expenses	(132,400)	(23,400)
Accrued interest on notes payable	163,300	(38,400)
Maintenance reserves and accrued costs	(1,313,700)	(9,128,800)
Security deposits	(2,167,700)	(525,200)
Unearned revenue	210,200	(105,700)
Income taxes payable	-	(19,100)
Net cash provided by operating activities	5,235,400	6,872,600
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	15,854,800	10,018,700
Proceeds from sale of assets held for sale, net of re-sale fees	312,100	945,100
Purchases of aircraft and aircraft engines	(74,529,000)	(24,965,500)
Net cash used in investing activities	(58,362,100)	(14,001,700)
Financing activities:
Borrowings under Credit Facility	71,100,000	19,000,000
Repayments of Credit Facility	(15,200,000)	(9,300,000)
Debt issuance costs	(3,045,500)	(2,055,000)
Net cash provided by financing activities	52,854,500	7,645,000
Net (decrease)/increase in cash and cash equivalents	(272,200)	515,900
Cash and cash equivalents, beginning of year	2,112,700	1,596,800
Cash and cash equivalents, end of year	$1,840,500	$2,112,700

During the years ended December 31, 2014 and 2013, the Company paid interest totaling $4,117,900 and $3,077,100, respectively.  During the years ended December 31, 2014 and 2013, the Company paid income taxes totaling $800 and $800, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2014

1.Organization and Summary of Significant Accounting Policies

(a)The Company and Basis of Presentation

AeroCentury Corp. ("the Company'), a Delaware corporation incorporated in 1997, typically acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

As discussed in Note 2, during the first quarter of 2014, the Company changed its method of accounting for non-refundable maintenance reserves and certain lessor maintenance obligations.  The Company has applied this change in accounting principle retrospectively to all periods presented in accordance with ASC 250, Accounting Changes and Error Corrections (“ASC 250”).

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

(d)Aircraft Capitalization and Depreciation

The Company’s interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs.  Since inception, the Company has typically purchased only used aircraft and aircraft engines.  It is the Company’s policy to hold aircraft for approximately twelve years unless market conditions dictate otherwise.  Therefore, depreciation of aircraft is initially computed using the straight-line method over the anticipated holding period, usually twelve years, to an estimated residual value based on appraisal. For an aircraft engine held for lease as a spare, the Company estimates the length of time that it will hold the aircraft engine based upon estimated usage, repair costs and other factors, and depreciates it to the appraised residual value over such period using the straight-line method.

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

Assets that are held for sale are not subject to depreciation and are separately classified on the balance sheet.  Such assets are carried at the lower of their carrying value or estimated fair values, less costs to sell.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2014

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The carrying amount of the Company's money market funds included in cash and cash equivalents was $1,044,300 and $1,842,000 at December 31, 2014 and December 31, 2013.  The fair value of the Company's money market funds would be categorized as Level 1 under the GAAP fair value hierarchy.

As of December 31, 2014 and December 31, 2013, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

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

During 2014, based on appraised values, the Company recorded impairment charges totaling $3,124,200 for two Fokker 100 aircraft and two Fokker 50 aircraft that are held for lease, resulting in a carrying value of $7,837,300.  The fair value of such assets would be categorized as Level 2 under the GAAP fair value hierarchy.  No impairments were recorded on the Company's aircraft and aircraft engines held for lease in 2013.

During 2014, based on management's estimate of realizable value, the Company recorded impairment charges totaling $15,612,300 for five Fokker 100 aircraft and one Fokker 50 aircraft that are held for sale, resulting in a carrying value of $6,100,000. The fair value of such assets would be categorized as Level 3 under the GAAP fair value hierarchy.  No impairments were recorded on the Company's aircraft and aircraft engines held for sale in 2013.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2014

1.Organization and Summary of Significant Accounting Policies (continued)

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable and amounts borrowed under its credit facility (the “Credit Facility,” as defined in Note 7).  The fair value of accounts receivable, finance leases receivable, accounts payable and the Company’s maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments.

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

(f)Impairment of Long-lived Assets

The Company reviews assets for impairment when there has been an event or a change in circumstances indicating that the carrying amount of a long-lived asset may not be recoverable. In addition, the Company routinely reviews all long-lived assets for impairment annually. Recoverability of an asset is measured by comparison of its carrying amount to the future estimated undiscounted cash flows (without interest charges) that the asset is expected to generate.  Estimates are based on currently available market data and independent appraisals and are subject to fluctuation from time to time.  If these estimated future cash flows are less than the carrying value of an asset at the time of evaluation, any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Fair value is determined by reference to independent appraisals and other factors considered relevant by management. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of estimated future undiscounted cash flows and, if different conditions prevail in the future, material write-downs may occur.  As discussed in (e) Fair Value Measurements above, the Company recorded impairment provisions totaling $18,736,500 in 2014.  No impairment provisions were recorded in 2013.

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

AeroCentury Corp.
Notes to Financial Statements
December 31, 2014

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

(j)Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. Deferred payments are recorded as accrued rent when the cash rent received is lower than the straight-line revenue recognized. Such receivables decrease over the term of the applicable leases.  Interest income is recognized on finance leases based on the interest rate implicit in the lease and the outstanding balance of the lease receivable.  Maintenance reserves retained by the Company at lease-end are recognized as maintenance reserves revenue.

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

The Company had no allowance for doubtful accounts at December 31, 2014 and 2013.

(k)Comprehensive (Loss)/Income

The Company does not have any comprehensive income other than the revenue and expense items included in the statements of operations.  As a result, comprehensive (loss)/income equals net (loss)/income for the years ended December 31, 2014 and 2013.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2014

1.Organization and Summary of Significant Accounting Policies (continued)

(l)Finance Leases

The lease for one of the Company’s aircraft contained a lessee purchase option at a price substantially below the asset's estimated residual value at the exercise date for the option.  Consequently, the Company considered the purchase option to be a “bargain purchase option” and classified the lease as a finance lease for financial accounting purposes.  The Company does not include the value, purchase price or accumulated depreciation of finance lease assets on its balance sheet.  Instead, the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option are reported as a finance lease receivable.  Rental revenue and depreciation expense are not recognized on finance leases.  Rather, the Company accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease.   The aircraft that was subject to a finance lease was sold to the lessee during 2014.

Two engines that were previously subject to finance leases were returned to the Company during 2014 and the finance lease receivable balances were reclassified to aircraft and aircraft engines held for lease on the Company’s balance sheet.

The Company recognized interest earned on finance leases as “other income” in the amount of $150,000 and $175,700 in 2014 and 2013, respectively.

(m)Recent Accounting Pronouncements

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

On August 27, 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern," which added Subtopic 205-40 to the ASC (the "Subtopic").  This Subtopic requires management to determine whether substantial doubt exists concerning the reporting entity's ability to continue as a going concern, in which case certain disclosures will be required.  The Subtopic affects financial statement presentation but not methods of accounting, and is effective on a prospective basis for annual periods ending after December 2016 and each reporting period thereafter, although early adoption is permitted.  The Company has not early adopted the Subtopic.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2014

2.Change in Accounting Principle

The Company previously adopted the direct expensing method under Financial Accounting Standards Board (“FASB”) ASC 908, formerly FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (“FSP AUG AIR-1”) on January 1, 2007.  Under FSP AUG AIR-1, non-refundable maintenance reserves were recorded as maintenance reserves revenue (assuming cash was received or collection was reasonably assured), and associated maintenance work was recorded as maintenance expense when the work was performed.  During the first quarter of 2014, the Company evaluated its method of accounting for maintenance reserves and lessor maintenance obligations and elected to change its method of accounting to:

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

In management’s judgment, the change to this accounting method is preferable in that it will provide the user of the Company’s financial statements a better understanding of the underlying business terms of the Company’s leasing transactions and provide additional clarity with respect to the Company’s sources of income, its non-refundable reserve obligations, and its lessor maintenance obligations.  The Company has applied the change in method of accounting for maintenance reserves and lessor maintenance obligations to all prior periods presented within the financial statements in accordance with accounting principles relating to accounting changes.  The change in accounting principle resulted in a cumulative net decrease of $8,088,200 in stockholders’ equity as of January 1, 2013.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2014

2.Change in Accounting Principle (continued)

The effects on the Company’s balance sheet at December 31, 2013 as a result of the retroactive application of the change in accounting principle in accordance with ASC 250 were as follows:

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

AeroCentury Corp.
Notes to Financial Statements
December 31, 2014

2.Change in Accounting Principle (continued)

The effects on the Company’s statement of operations for the year ended December 31, 2013 as a result of the retroactive application of the change in accounting principle in accordance with ASC 250 were as follows:

	For the Year Ended December 31, 2013
	As reported previously	As adjusted	Effect of change

Operating lease revenue, net	$18,794,200	$18,794,200	$-
Maintenance reserves income, net	8,878,300	14,910,400	6,032,100
Gain on disposal of assets and other income	4,527,000	4,527,000	-
	32,199,500	38,231,600	6,032,100

Maintenance	8,765,000	6,962,400	(1,802,600)
Depreciation	7,312,500	7,363,100	50,600
Management fees	4,352,400	4,369,300	16,900
Interest	4,075,000	4,075,000	-
Professional fees, general and administrative and other	1,532,100	1,532,100	-
Insurance	1,166,400	1,166,400	-
Other taxes	90,200	90,200	-
	27,293,600	25,558,500	(1,735,100)

Income before taxes	4,905,900	12,673,100	7,767,200
Tax provision	1,688,400	4,329,200	2,640,800
Net income	$3,217,500	$8,343,900	$5,126,400
Earnings per share:
Basic	$2.08	$5.41	$3.33
Diluted	$2.03	$5.26	$3.23

AeroCentury Corp.
Notes to Financial Statements
December 31, 2014

2.Change in Accounting Principle (continued)

The effects on the Company’s statement of cash flows for the year ended December 31, 2013 as a result of the retroactive application of the change in accounting principle in accordance with ASC 250 were as follows:

	For the Year Ended December 31, 2013
	As reported previously	As adjusted	Effect of change
Operating activities:
Net income	$3,217,500	$8,343,900	$5,126,400
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on disposal of assets	(3,808,200)	(3,808,200)	-
Depreciation	7,312,500	7,363,100	50,600
Non-cash interest	1,113,600	1,113,600	-
Deferred income taxes	1,680,500	4,321,300	2,640,800
Changes in operating assets and liabilities:
Accounts receivable	(106,000)	(96,100)	9,900
Finance lease receivable	246,000	246,000	-
Income taxes receivable	2,000	2,000	-
Prepaid expenses and other	(772,400)	(772,400)	-
Accounts payable and accrued expenses	(40,300)	(23,400)	16,900
Accrued interest on notes payable	(38,400)	(38,400)	-
Maintenance reserves and accrued costs	(1,284,200)	(9,128,800)	(7,844,600)
Security deposits	(525,200)	(525,200)	-
Unearned revenue	(105,700)	(105,700)	-
Income taxes payable	(19,100)	(19,100)	-
Net cash provided by operating activities	6,872,600	6,872,600	-
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	10,018,700	10,018,700	-
Proceeds from sale of assets held for sale, net of re-sale fees	945,100	945,100	-
Purchases of aircraft and aircraft engines	(24,965,500)	(24,965,500)	-
Net cash used in investing activities	(14,001,700)	(14,001,700)	-
Financing activities:
Borrowings under Credit Facility	19,000,000	19,000,000	-
Repayments of Credit Facility	(9,300,000)	(9,300,000)	-
Debt issuance costs	(2,055,000)	(2,055,000)	-
Net cash provided by financing activities	7,645,000	7,645,000	-
Net increase in cash and cash equivalents	515,900	515,900	-
Cash and cash equivalents, beginning of year	1,596,800	1,596,800	-
Cash and cash equivalents, end of year	$2,112,700	$2,112,700	$-
AeroCentury Corp.
Notes to Financial Statements
December 31, 2014

3.Aircraft and Aircraft Engines Held for Lease or Sale

(a)Assets Held for Lease

At December 31, 2014 and December 31, 2013, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following:

	December 31, 2014		December 31, 2013
	Number	% of net	Number	% of net
Model	owned	book value	owned	book value
Bombardier Dash-8-300	8	17%	9	23%
Bombardier CRJ-700	3	16%	-	-
Bombardier CRJ-900	2	16%	-	-
Bombardier Dash-8-Q400	3	13%	3	17%
ATR 42-600	1	9%	-	-
Bombardier CRJ-705	1	9%	1	12%
Saab 340B Plus	6	7%	6	8%
Fokker 50	6	5%	10	10%
General Electric CF34-8E5 engine	2	4%	3	6%
Fokker 100	2	3%	7	19%
Saab 340B	1	1%	4	4%
Tay 650-15 engine	1	-	1	1%
General Electric CT7-9B engine	2	-	2	-
Saab 340A	-	-	1	-

Assets subject to finance leases are not included in the net book value of assets held for lease.  Therefore, the Company’s single Saab 340A aircraft and two General Electric CT7-9B engines, which were subject to finance leases in 2013, are not included in the net book value calculation as of December 31, 2013.

During 2014, based on appraised values, the Company recorded impairment charges on assets held for lease totaling $2,906,400 and $217,800 on two Fokker 100 and two Fokker 50 aircraft, respectively.

During 2014 and 2013, the Company used cash of $74,529,000 and $24,965,500, respectively, for the purchase and capital improvement of aircraft and engines.

During 2014, the Company recorded net gains totaling $3,147,200 from the sale of three Fokker 50 aircraft, five Saab 340B aircraft, one Bombardier Dash-8-300 aircraft and one General Electric CF34-8E5 engine.  During 2013, the Company recorded net gains totaling $4,504,200 from the sale of three Fokker 50 aircraft, a deHavilland DHC-8-100 aircraft, a deHavilland DHC-6 aircraft and a General Electric CT7-9B engine.  The Company also leased an engine pursuant to a finance lease in 2013 and recorded a gain of $73,300.  In addition, the Company recorded a loss of $769,300 in 2013 on the disposal of a Tay 650-15 engine, which was replaced by one of the Company's spare engines.

During 2014, the Company extended the leases for nine of its assets and leased two assets that had been off lease at December 31, 2013.

In May 2014, six Saab 340B Plus aircraft and two General Electric CT7-9B engines were returned by a customer when it ceased operations.  Two of the aircraft have been re-leased.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2014

3.Aircraft and Aircraft Engines Held for Lease or Sale (continued)

(a)Assets Held for Lease (continued)

Ten of the Company’s assets that are held for lease were off lease at December 31, 2014, representing 10% of the net book value of the Company’s aircraft and engines held for lease.  Such assets were comprised of four Saab 340B Plus aircraft, one Saab 340B aircraft, and five engines.

(b)Assets Held for Sale

Assets held for sale include two Saab 340B airframes, which are being sold in parts, as well as five Fokker 100 aircraft and a Fokker 50 aircraft.

During 2014 and 2013, the Company received $312,100 and $945,100, respectively, from the sale of parts belonging to the two airframes, which proceeds reduced their carrying value.

During 2014, the Company recorded impairment charges totaling $15,278,900 and $333,400 related to five Fokker 100 aircraft and one Fokker 50 aircraft, respectively. At December 31, 2014, five of the Fokker 100 aircraft and one of the Fokker 50 aircraft were classified as held for sale on the Company's balance sheet.  As discussed in Note 13, the Company sold the Fokker 50 aircraft in March 2015.

4.Maintenance Reserves and Accrued Maintenance Costs

Maintenance costs under the Company’s triple net leases are generally the responsibility of the lessees.  Most of the Company’s leases require payment of maintenance reserves, which are based upon lessee-reported usage and billed monthly, and are intended to accumulate and be applied by the Company toward reimbursement of most or all of the cost of the lessees’ performance of certain maintenance obligations under the leases. Maintenance reserves are characterized as either refundable or non-refundable depending on their disposition at lease-end.  The Company retains non-refundable maintenance reserves at lease-end, even if the lessee has met all of its obligations under the lease, including any return conditions applicable to the leased asset, while refundable reserves are returned to the lessee under such circumstances.

The liabilities for maintenance reserves in the accompanying balance sheets include both refundable and non-refundable maintenance reserves payments billed to and received from lessees.  These amounts are paid out as related maintenance is performed and, in the case of refundable reserves, at the end of the lease.  Such payments reduce the associated maintenance reserve liability.  Any reserves retained by the Company at lease end are recorded as revenue at that time.

Accrued maintenance costs include (i) maintenance for work performed for off-lease aircraft, which is not related to the release of reserves received from lessees and (ii) lessor maintenance obligations assumed upon acquisition of aircraft subject to a lease with such provisions.  Maintenance costs are expensed as incurred.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2014

5.Operating Segments

The Company operates in one business segment, the leasing of regional aircraft to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

Approximately 18% and 0% of the Company’s operating lease revenue was derived from lessees domiciled in the United States during 2014 and 2013, respectively.  All revenues relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

The tables below set forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Years Ended December 31,
Operating Lease Revenue	2014	2013

North America	$6,423,700	$1,542,000
Africa	5,183,600	5,454,700
Central and South America	3,533,300	4,233,000
Asia	3,460,400	4,149,000
Europe and United Kingdom	2,952,300	3,415,500
Australia	360,000	-
	$21,913,300	$18,794,200

	December 31,
Net Book Value of Aircraft and Aircraft Engines Held for Lease	2014	2013

North America	$65,423,400	$17,779,000
Europe and United Kingdom	43,468,700	20,384,700
Africa	28,858,200	29,951,800
Off lease	17,106,000	34,446,300
Asia	16,588,900	31,068,800
Central and South America	10,146,100	19,324,000
Australia	5,171,300	-
	$186,762,600	$152,954,600

6.Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables.  The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

For the year ended December 31, 2014 the Company had four significant customers, which accounted for 20%, 18%, 14% and 11%, respectively, of lease revenue.  For the year ended December 31, 2013 the Company had four significant customers, which accounted for 23%, 19%, 11% and 10%, respectively, of lease revenue.

At December 31, 2014, the Company had receivables from two customers totaling $1,130,000, representing 56% of the Company’s total receivables.  The two customers paid the amounts owed in full in early 2015.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2013

6.Concentration of Credit Risk (continued)

At December 31, 2013, the Company had receivables from two customers totaling $1,231,500, representing 40% of the Company’s total receivables, all of which was paid in 2014.

As of December 31, 2014, minimum future lease revenue payments receivable under noncancelable leases were as follows:

Years ending

2015	$22,938,700
2016	21,300,400
2017	17,937,600
2018	13,719,200
2019	12,860,000
Thereafter	37,596,300
$126,352,200

7.Notes Payable and Accrued Interest

At December 31, 2014 and December 31, 2013, the Company’s notes payable and accrued interest consisted of the following:

	December 31, 2014	December 31, 2013
Credit Facility principal	$133,400,000	$77,500,000
Credit Facility accrued interest	190,600	27,300
	$133,590,600	$77,527,300

The Company's Credit Facility is provided by a syndicate of banks and is secured by all of the assets of the Company, including its aircraft and engine portfolio.

In November 2013, the Company obtained a waiver of compliance with a customer concentration covenant under its Credit Facility at the September 30, 2013 and December 31, 2013 calculation dates.  The Company was in compliance with all covenants other than the waived covenant under the Credit Facility agreement at December 31, 2013.

During May 2014, the Company’s Credit Facility was increased from $130 million to $180 million and extended through May 31, 2019.

The Company was out of compliance with a profitability covenant at June 30, 2014, primarily as a result of the Company recording aircraft impairment charges on aircraft totaling $6,800,000 during the quarter then ended.   In August 2014, the Company and the Credit Facility banks agreed to an amendment to the profitability covenant, which cured the June 30, 2014 non-compliance.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2014

7.Notes Payable and Accrued Interest (continued)

The Company was out of compliance with the profitability, interest coverage and debt service coverage covenants at September 30, 2014, resulting primarily from the Company recording additional aircraft impairment charges on aircraft totaling $11,718,700 during the third quarter of 2014.  In November 2014, the Company and the Credit Facility banks agreed to an amendment to the Credit Facility, which cured the September 30, 2014 non-compliance, revised the compliance requirements through September 30, 2015, decreased the amount of the Credit Facility to $150 million due to the departure of two participant lenders, and decreased the maximum amount to which the Credit Facility can be expanded from $200 million to $180 million.

The unused amount of the Credit Facility was $16,600,000 and $52,500,000 as of December 31, 2014 and December 31, 2013, respectively.

The weighted average interest rate on the Credit Facility was 3.58% and 3.94% at December 31, 2014 and December 31, 2013, respectively.

8.Stockholder Rights Plan

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

9. Income Taxes

The items comprising the income tax provision are as follows:

	For the Years Ended December 31,
	2014	2013
		(As adjusted)
Current tax provision:
Federal	$-	$-
State	800	800
Foreign	-	7,100
Current tax provision	800	7,900
Deferred tax (benefit)/provision:
Federal	(5,854,400)	4,478,800
State	(98,200)	1,100
Decrease in valuation allowance	-	(158,600)
Deferred tax (benefit)/provision	(5,952,600)	4,321,300
Total income tax (benefit)/provision	$(5,951,800)	$4,329,200

AeroCentury Corp.
Notes to Financial Statements
December 31, 2014

9. Income Taxes (continued)

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Years Ended December 31,
	2014	2013
		(As adjusted)

Income tax (benefit)/provision at statutory federal income tax rate	$(5,863,600)	$4,308,900
State tax (benefit)/provision, net of federal benefit	(97,500)	19,400
Prior year withholding tax adjustment	-	174,600
Decrease in valuation allowance	-	(158,600)
Other	9,300	(15,100)
Total income tax (benefit)/provision	$(5,951,800)	$4,329,200

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
		(As adjusted)
Deferred tax assets:
Maintenance reserves	$2,138,900	$1,813,900
Foreign tax credit carryover	-	1,210,900
Alternative minimum tax credit	10,800	100,800
Bad debt allowance and other	961,100	490,100
Deferred tax assets	3,110,800	3,615,700
Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	(10,450,000)	(17,540,000)
Minimum lease payments receivable	-	(649,500)
Deferred income	(1,282,100)	-
Net deferred tax liabilities	$(8,621,300)	$(14,573,800)

All foreign tax credit carryovers were used to offset federal tax expense in 2014.  The foreign tax credit carryovers are expected to expire between 2016 and 2022.  A significant portion of the alternative minimum tax credit was used to offset federal tax expense in the current year.  The remaining alternative minimum tax credit will be available to offset federal tax expense in excess of the alternative minimum tax in future years and does not expire.

At December 31, 2014 and December 31, 2013, the Company had no material uncertain tax positions.

The Company accounts for interest related to uncertain tax positions as interest expense, and for income tax penalties as tax expense.

All of the Company's tax years remain open to examination other than as barred in the various jurisdictions by statutes of limitation.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2014

10.Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
	2014	2013
		(As adjusted)
Net (loss)/income	$(11,294,000)	$8,343,900
Weighted average shares outstanding for the period	1,543,257	1,543,257
Dilutive effect of warrants	-	43,779
Weighted average diluted shares used in calculation of diluted (loss)/earnings per share	1,543,257	1,587,036
Basic (loss)/earnings per share	$(7.32)	$5.41
Diluted (loss)/earnings per share	$(7.32)	$5.26

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.  For the year ended December 31, 2014, warrants for 81,224 shares were not included in the calculation of diluted loss per share because the effect would have been anti-dilutive.

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

Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. Such fee, totaling approximately $1,200,000, was waived by JMC for the fourth quarter of 2014.  JMC also receives an acquisition fee for locating assets for the Company.  Acquisition fees are included in the cost basis of the asset purchased.  JMC may receive a remarketing fee in connection with the re-lease or sale of the Company’s assets. Remarketing fees are amortized over the applicable lease term or included in the gain or loss on sale.

Fees incurred during 2014 and 2013 were as follows:

	For the Years Ended December 31,
	2014	2013
Management fees, net of approximately $1,200,000 of fees waived by JMC in 2014	$3,864,900	$4,369,300
Acquisition fees	2,100,000	799,000
Remarketing fees	64,000	589,300

12.   Warrants

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

13.Subsequent Events

In March 2015, the Company sold a Fokker 50 aircraft that had been classified as held for sale at December 31, 2014 and recorded a gain of approximately $475,000.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of December 31, 2014.

Management’s Annual Report on the Company’s Internal Control Over Financial Reporting. Internal control over financial reporting (“Internal Control”) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  The Company’s management is responsible for establishing and maintaining adequate Internal Control. Management evaluated the Company’s Internal Control based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992) and concluded that the Company’s Internal Control was effective as of December 31, 2014.  This report does not include an attestation report on Internal Control by the Company’s independent registered public accounting firm since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control Over Financial Reporting.  No change in Internal Control occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

The information required by this item is included under (i) “Proposal 1: Election of Directors” as it relates to members of the Company’s Board of Directors, including the Company’s Audit Committee and the Company’s Audit Committee financial experts, any changes to procedures by which security holders may recommend nominees to the Company’s Board of Directors, (ii) “Information Regarding the Company’s Directors and Officers” as it relates to the Company’s executive officers, and (iii) “Section 16(a) Beneficial Ownership Reporting Compliance” as it relates to information concerning Section 16(a) beneficial ownership reporting compliance, in the Company’s definitive proxy statement (“Proxy Statement”), to be filed in connection with the Company’s 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

Item 14.Principal Accountant Fees and Services.

Incorporated by reference to the section of the Proxy Statement entitled “Information Regarding Auditors – Audit Fees.”

PART IV

Item 15.Exhibits.

(b)Exhibits

Exhibit Number	Description
10.19
Second Amended and Restated Loan and Security Agreement, between the Company and MUFG Union Bank, N.A., as agent and lender (“Union”), and the other lenders under its credit facility, California Bank and Trust, First Bank, Umpqua Bank, U.S. Bank National Association, and Cathay Bank (collectively, the “Participants”), incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company, filed with the Securities and Exchange Commission (“SEC”) on August 13, 2014

10.20
Modification and Limited Waiver to Second Amended and Restated Loan and Security Agreement between Union, the Participants and the Company, dated as of August 26, 2014, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Company, filed with the SEC on September 2, 2014

10.21
Second Modification Agreement between Union, Participants and the Company, dated as of November 13, 2014, incorporated by reference to Exhibit 10.21 to the Report on Form 10-Q of the Company, filed with the SEC on November 14, 2014

10.22	Form of Aircraft Sale Agreement (SN 15128) between the Company and Adria Airways d.d., dated December 5, 2014
10.23	Form of Aircraft Sale Agreement (SN15129) between the Company and Adria Airways d.d., dated December 5, 2014
31.1	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Neal D. Crispin, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROCENTURY CORP.

By
-------------------------------
Toni M. Perazzo
Senior Vice President-Finance and
Chief Financial Officer

DateMarch 12, 2015

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

Signature	Title	Dated

	Director, President and Chairman of the Board of	March 12, 2015
----------------------	Directors of the Registrant (Principal Executive Officer)
Neal D. Crispin
	Director, Senior Vice President-Finance and Secretary of the	March 12, 2015
----------------------	Registrant (Principal Financial and Accounting Officer)
Toni M. Perazzo
	Director	March 12, 2015
----------------------
Roy E. Hahn
	Director	March 12, 2015
----------------------
Thomas W. Orr
	Director	March 12, 2015
----------------------
Evan M. Wallach
	Director	March 12, 2015
----------------------
David P. Wilson