Form 10-Q
period 2015-03-31
AEROCENTURY CORP
filed 2015-05-12
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 12, 2015 the issuer had 1,606,557 shares of common stock, par value $0.001 per share, issued, of which 63,300 are held as treasury stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Annual Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include these statements: (i) in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources: that the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates; that it will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility due to borrowing base limitations; (ii) in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Outlook: that the Company believes that customers for several of the leases that expire in 2015 and after will choose to return the assets rather than renew the leases; that three of the aircraft will be returned at lease expiration in 2015 after meeting the return conditions of the leases and that the leases for the remaining six aircraft will be extended; that the Company will be in compliance with all of its Credit Facility covenants at future calculation dates; that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and, if it is expanded from its current amount of $150 million to the maximum of $180 million, to fund anticipated acquisitions; in (iii) in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Factors that May Affect Future Results: that the Company believes that it will be in compliance with all of its credit facility covenants at future calculation dates; that the Company will have sufficient cash funds to make any required principal repayment that arises due to borrowing base limitations; that most of the Company’s growth will be outside North America; that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage new aircraft types; that effective mitigating factors exist against undue compensation-incented risk-taking by JMC; that the burden and cost of complying with regulatory requirements will fall primarily upon lessees of equipment or the Company as owner of the equipment; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company has sufficient cyber-security measures in place; that its main vulnerability would be interruption to email communication, internally and with third parties, loss of customer and lease archives, and loss of document sharing between the Company’s offices and remote workers; and that sufficient replacement mechanisms exist such that there would not be a material adverse financial impact on the Company’s business.   These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the lack of any unexpected lessee defaults or insolvency; a deterioration of the market values of aircraft types owned by the Company; compliance by the Company's lessees with obligations under their respective leases; no sudden current economic downturn or unanticipated future financial crises; the continued availability of financing for acquisitions under the Credit Facility; the Company’s success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.Financial Statements.

AeroCentury Corp.
Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$1,880,700	$1,840,500
Accounts receivable, including deferred rent of $264,400 and $111,300 at March 31, 2015 and December 31, 2014, respectively	2,530,300	2,128,600
Finance leases receivable	4,600,000	-
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $39,019,900 and $38,962,800 at March 31, 2015 and December 31, 2014, respectively	180,724,000	186,762,600
Assets held for sale	5,295,900	6,522,900
Prepaid expenses and other	324,400	415,900
Total assets	$195,355,300	$197,670,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,295,400	$2,818,200
Notes payable and accrued interest, net of unamortized debt issuance costs of $3,371,500 and $4,104,400 at March 31, 2015 and December 31, 2014, respectively	126,105,400	129,486,200
Maintenance reserves	14,407,900	12,927,700
Accrued maintenance costs	1,299,100	2,115,700
Security deposits	4,253,700	5,218,300
Unearned revenues	3,379,500	1,642,200
Deferred income taxes	9,020,400	8,621,300
Income taxes payable	800	-
Total liabilities	159,762,200	162,829,600
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	21,315,500	20,563,300
	36,097,200	35,345,000
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)
Total stockholders’ equity	35,593,100	34,840,900
Total liabilities and stockholders’ equity	$195,355,300	$197,670,500

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues and other income:
Operating lease revenue, net	$6,437,800	$5,850,800
Net gain on disposal of assets	1,861,900	391,900
Maintenance reserves revenue, net	327,400	1,675,800
Other income	300	84,400
	8,627,400	8,002,900
Expenses:
Depreciation	2,327,800	1,865,800
Interest	1,878,300	1,307,000
Management fees	1,433,300	1,327,300
Maintenance	1,382,000	2,344,300
Professional fees, general and administrative and other	410,600	304,500
Other taxes	57,700	22,600
Insurance	(14,500)	307,200
	7,475,200	7,478,700
Income before income tax provision	1,152,200	524,200
Income tax provision	400,000	154,500
Net income	$752,200	$369,700
Earnings per share:
Basic	$0.49	$0.24
Diluted	$0.48	$0.23
Weighted average shares used in earnings per share computations:
Basic	1,543,257	1,543,257
Diluted	1,552,765	1,583,064

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$2,963,000	$4,783,300
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	700,000	2,738,000
Proceeds from sale of assets held for sale, net of re-sale fees	1,687,000	215,200
Purchases of aircraft and aircraft engines	(1,309,800)	(32,225,000)
Net cash provided by/(used in) investing activities	1,077,200	(29,271,800)
Financing activities:
Borrowings under Credit Facility	-	30,600,000
Repayments of Credit Facility	(4,000,000)	(3,200,000)
Debt issuance costs	-	(95,000)
Net cash (used in)/provided by financing activities	(4,000,000)	27,305,000
Net increase in cash and cash equivalents	40,200	2,816,500
Cash and cash equivalents, beginning of period	1,840,500	2,112,700
Cash and cash equivalents, end of period	$1,880,700	$4,929,200

During the three months ended March 31, 2015 and 2014, the Company paid interest totaling $1,327,300 and $1,024,800 respectively.  The Company paid no income taxes during the three months ended March 31, 2015 or 2014.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2015

1.Organization and Summary of Significant Accounting Policies

(a)The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The carrying amount of the Company's money market funds included in cash and cash equivalents was $1,744,600 and $1,044,300 at March 31, 2015 and December 31, 2014, respectively.  The fair value of the Company's money market funds would be categorized as Level 1 under the GAAP fair value hierarchy.

As of March 31, 2015 and December 31, 2014, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

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

During the third quarter of 2014, based on appraised values, the Company recorded impairment charges totaling $3,124,200 for two regional jet aircraft and two turboprop aircraft that are held for lease, resulting in a carrying value of $7,837,300.  The fair value of such assets would be categorized as Level 2 under the GAAP fair value hierarchy.  No impairments were recorded on the Company's aircraft and aircraft engines held for lease in the first quarter of 2015.

During the second, third and fourth quarters of 2014, based on management's estimate of realizable value, the Company recorded impairment charges totaling $15,612,300 for five regional jet aircraft and one turboprop aircraft that are held for sale, resulting in a carrying value of $6,100,000 at December 31, 2014.  During the first quarter of 2015, the Company sold the turboprop aircraft, which had a carrying value of $1,100,000 at December 31, 2014.  The fair value of such assets would be categorized as Level 3 under the GAAP fair value hierarchy.  No impairments were recorded on the Company's aircraft and aircraft engines held for sale in the first quarter of 2015.

           Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable and amounts borrowed under its credit facility (the “Credit Facility").  The fair value of accounts receivable, finance leases receivable, accounts payable and the Company’s maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments.

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

The lease for one of the Company’s aircraft, which commenced in March 2015, contains a lessee purchase option at a price substantially below the asset's estimated residual value at the exercise date for the option.  Consequently, the Company considers the purchase option to be a bargain purchase option and has classified the lease as a sales-type finance lease for financial accounting purposes.

Two engines that were previously subject to finance leases were returned to the Company during 2014 and the finance lease receivable balances were reclassified to aircraft and aircraft engines held for lease on the Company’s balance sheet.

The Company recognized interest earned on finance leases as “other income” in the amount of $0 and $83,700 in the three months ended March 31, 2015 and 2014, respectively.

(e)Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 that created the new Topic 606 ("Topic 606") in the Accounting Standards Codification ("ASC").  Topic 606 also included numerous conforming additions and amendments to other Topics within the ASC.  Topic 606 establishes new rules that affect the amount and timing of revenue recognition for contracts with customers, but does not affect lease accounting and reporting.  As such, adoption of these provisions will not affect the Company's lease revenues but may affect the reporting of other of the Company's revenues.  The provisions included in Topic 606 are effective for years commencing after December 15, 2016, cannot be adopted early, and may be reflected using either a full retrospective method or a simplified method that does not recast prior periods but does disclose the effect of the adoption on the current period financial statements.  The Company has not determined either the potential impact on its financial statements nor the method it will elect to use in connection with the adoption of the changes included in Topic 606.

On August 27, 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern," which added Subtopic 205-40 to the ASC ("Subtopic 205-40").  Subtopic 205-40 requires management to determine whether substantial doubt exists concerning the reporting entity's ability to continue as a going concern, in which case certain disclosures will be required.  Subtopic 205-40 affects financial statement presentation but not methods of accounting, and is effective on a prospective basis for annual periods ending after December 15, 2016 and each reporting period thereafter, although early adoption is permitted.  The Company has not early adopted Subtopic 205-40.

(f)Change in Accounting Principle

The Company historically presented deferred debt issuance costs, or fees related to directly issuing debt, as assets on its balance sheets.  On April 7, 2015, the FASB issued ASU 2015-03, "Interest: Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("Subtopic 835-30").  Subtopic 835-30 requires the presentation of unamortized debt issuance costs on the Company's balance sheet as a direct deduction from the debt's value.  Subtopic 835-30 affects financial statement presentation only.  The recognition and measurement guidance for debt issuance costs is not affected.  Therefore, these costs will continue to be amortized as interest expense. Subtopic 835-30 is effective on a prospective basis for reporting periods that start after December 15, 2015, although early adoption is permitted.  The Company has early adopted Subtopic 835-30 effective beginning the first quarter ended March 31, 2015 and applied this guidance retrospectively to all prior periods presented in the Company's financial statements.

The reclassification does not impact net income as previously reported or any prior amounts reported in the statement of cash flows.  The following table presents the effect of the retrospective application of this change in accounting principle on the Company's balance sheet as of December 31, 2014.

	December 31, 2014
	As reported previously	As adjusted	Effect of change
Prepaid expenses and other	$4,520,300	$415,900	$(4,104,400)
Total assets	$201,774,900	$197,670,500	$(4,104,400)
Notes payable and accrued interest	$133,590,600	$129,486,200	$(4,104,400)
Total liabilities and stockholders’ equity	$201,774,900	$197,670,500	$(4,104,400)

2.Aircraft and Aircraft Engines Held for Lease or Sale

(a)Assets Held for Lease

At March 31, 2015 and December 31, 2014, the Company’s aircraft and aircraft engines, which were on lease or held for lease, consisted of the following:

	March 31, 2015		December 31, 2014
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft	25	51%	25	52%
Regional jet aircraft	8	44%	8	43%
Engines	5	5%	5	5%

Assets subject to finance leases are not included in the net book value of assets held for lease, but are included in the number of aircraft owned.  Therefore, one of the Company's turboprop aircraft, which the Company re-leased pursuant to a finance lease during the first quarter of 2015, is not included in the net book value calculation as of March 31, 2015.

During the first quarters of 2015 and 2014, the Company used cash of $1,309,800 and $32,225,000, respectively, for the purchase and capital improvement of aircraft.

During the first quarter of 2015, the Company leased a turboprop aircraft pursuant to a finance lease and recorded a gain of $1,401,900.  During the first quarter of 2014, the Company recorded a net gain totaling $391,900 related to the sale of two turboprop aircraft.

During the first quarter of 2015, the Company extended the leases for three of its assets.

Ten of the Company’s assets that are held for lease were off lease at March 31, 2015, representing 10% of the net book value of the Company’s aircraft and engines held for lease.  Such assets are comprised of five turboprop aircraft and five engines.

No adjustments to the carrying value of the Company’s assets held for lease were recorded during the three months ended March 31, 2015 and 2014.

(b)Assets Held for Sale

Assets held for sale at March 31, 2015 include two turboprop airframes, which are being sold in parts, and five regional jet aircraft.  During the three months ended March 31, 2015 and 2014, the Company received $127,000 and $215,200, respectively, from the sale of parts belonging to the two airframes, which proceeds reduced their carrying values.

During March 2015, the Company sold an older turboprop aircraft, which was held for sale at December 31, 2014, and recorded a gain of $460,000.

No adjustments to the carrying value of the Company’s assets held for sale were recorded during the three months ended March 31, 2015 and 2014.

3.Maintenance Reserves and Accrued Maintenance Costs

Maintenance costs under the Company’s triple net leases are generally the responsibility of the lessees.  Most of the Company’s leases require payment of maintenance reserves, which are based upon lessee-reported usage and billed monthly, and are intended to accumulate and be applied by the Company toward reimbursement of most or all of the cost of the lessees’ performance of certain maintenance obligations under the leases. Such reimbursements reduce the associated maintenance reserve liability.

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

4.Notes Payable and Accrued Interest

At March 31, 2015 and December 31, 2014, the Company’s notes payable and accrued interest consisted of the following:

	March 31, 2015	December 31, 2014
Credit Facility principal	$129,400,000	$133,400,000
Unamortized debt issuance costs	(3,371,500)	(4,104,400)
Credit Facility accrued interest	76,900	190,600
	$126,105,400	$129,486,200

The Company's $150 million Credit Facility is provided by a syndicate of banks and is secured by all of the assets of the Company, including its aircraft and engine portfolio.  The Credit Facility can be expanded to a maximum of $180 million.

The unused amount of the Credit Facility was $20,600,000 and $16,600,000 as of March 31, 2015 and December 31, 2014, respectively.

The weighted average interest rate on the Credit Facility was 3.80% and 3.58% at March 31, 2015 and December 31, 2014, respectively.

5.Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
	2015	2014
Net income	$752,200	$369,700
Weighted average shares outstanding for the period	1,543,257	1,543,257
Dilutive effect of warrants	9,508	39,807
Weighted average diluted shares used in calculation of diluted earnings per share	1,552,765	1,583,064
Basic earnings per share	$0.49	$0.24
Diluted earnings per share	$0.48	$0.23

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

Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company.  Acquisition fees are included in the cost basis of the asset purchased.  JMC may receive a remarketing fee in connection with the re-lease or sale of the Company’s assets.  Remarketing fees are amortized over the applicable lease term or included in the gain or loss on sale.  Fees paid by the Company to JMC are used by JMC for office rent, worldwide travel, outside technical experts and other overhead expenses, including employee salaries and benefits, since the Company has no employees.

Fees incurred during the three months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended March 31,
	2015	2014
Management fees	$1,433,300	1,327,300
Acquisition fees	-	980,000
Remarketing fees	199,000	64,000

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2014 and the unaudited financial statements and related notes that appear elsewhere in this report.

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

For a discussion of the Company’s accounting policies regarding maintenance reserves, refer to Note 3 to the Company’s financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The Company recorded net income of $0.8 million in the quarter ended March 31, 2015 compared to net income of $0.4 million in the same period of 2014.

Operating lease revenue increased 10% from $5.9 million in the quarter ended March 31, 2014 to $6.4 million in the first quarter of 2015, primarily as a result of revenue from assets purchased during 2014, which was partially offset by the loss of revenue from assets that were on lease in the 2014 period but off lease in the 2015 period and by asset sales during 2014.

During the first quarter of 2015, the Company recorded $1.9 million of net gains on the sale of an aircraft and a finance lease, as compared to the same period in 2014, when the Company recorded net gains totaling $0.4 million from the sale of two aircraft.

Maintenance reserves retained at lease-end are recognized as maintenance reserves revenue.  Such revenue decreased 80% from $1.7 million in the quarter ended March 31, 2014 to $0.3 million in the quarter ended March 31, 2014.

During the first quarter of 2014, the Company added equipment to its lease portfolio of approximately $31.2 million.  The Company added no equipment to its portfolio during the first quarter of 2015.  The Company sold older equipment with book values of approximately $3.7 million and $2.6 million during the first quarters of 2015 and 2014, respectively.  As a result of the timing of these asset acquisitions and sales, as well as changes in residual value assumptions from year-to-year, depreciation increased by 25% in the 2015 period over the previous year.   Management fees, which are based on the net asset value of the Company's aircraft and engines, increased by 8% in the first quarter of 2015 as compared to the same period in 2014.

The average net book value of assets held for lease during the first quarters of 2015 and 2014 was approximately $184.0 million and $182.1 million, respectively, representing an increase of 1%.  Average portfolio utilization increased from approximately 81% during the first quarter of 2014 to approximately 90% during the first quarter of 2015.

The Company’s interest expense increased by 44% from $1.3 million in the first quarter of 2014 to $1.9 million in 2015, primarily as a result of a higher average Credit Facility balance and increased amortization of debt issuance costs.

The Company's maintenance expense decreased by 41% from $2.3 million in the first quarter of 2014 to $1.4 million in the same period of 2015, primarily as a result of a decrease in maintenance performed by the Company on off-lease aircraft to prepare them for re-lease.

The Company recognized a benefit of of $14,500 in the first quarter of 2015 due to a retroactive reduction in insurance premiums charged on its off-lease assets, resulting in a reversal of accrued premiums payable.  Insurance expense in the first quarter of 2014 was $0.3 million.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a)Credit Facility

The Company has a $150 million Credit Facility, as described in Note 4 to the Company’s financial statements in Item 1 of this Quarterly Report on Form 10-Q.  The Company was in compliance with all covenants at March 31, 2015 and December 31, 2014.

Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates.  Although the Company believes that the assumptions it has made in forecasting its compliance with the Credit Facility covenants are reasonable in light of experience, actual results could deviate from such assumptions and there can be no assurance that the Company's beliefs will prove to be correct.  Among the more significant factors that could have an impact on the accuracy of the Company's covenant compliance forecasts are (i) unanticipated decreases in the market value of the Company’s assets, or in the rental rates deemed achievable for such assets that cause the Company to record an impairment charge against earnings; (ii) lessee non-compliance with lease obligations, (iii) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rates, (iv) inability to locate and acquire a sufficient volume of additional assets at prices that will produce acceptable net returns, (v) increases in interest rates, or (vi) inability to timely dispose of off-lease assets at prices commensurate with their market value.

Although the Company believes it will continue to be in compliance with all of the Credit Facility covenants, there can be no assurance of such compliance and, in the event of any non-compliance, the Company would need to seek further waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

 (b)Cash flow

The Company’s primary sources of cash are rent payments due under the Company’s operating and finance leases, maintenance reserves, which are billed monthly to lessees based on asset usage, and proceeds from the sale of aircraft and engines.

The Company’s primary uses of cash are for (i) purchase of assets, (ii) maintenance expense and reimbursement to lessees from collected maintenance reserves, (iii) management fees, (iv) professional fees, including legal, accounting and directors fees costs, (v) insurance for off-lease aircraft, and (vi) Credit Facility fees, interest and principal payments.

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

Management fees paid by the Company are relatively predictable because they are based on the net asset value of the Company's portfolio.  As such, they also place the risk of increased costs for office rent, worldwide travel, outside technical experts and other overhead expenses, including employee salaries and benefits, on JMC.

The amount of interest paid by the Company depends on the outstanding balance of its Credit Facility, which carries a floating interest rate as well as an interest rate margin, and is therefore also dependent on changes in prevailing interest rates.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility due to borrowing base limitations, based upon its estimates of future revenues and expenditures, which include assumptions regarding (i) revenues for assets to be re-leased, (ii) cost and anticipated timing of maintenance to be performed, (iii) required debt payments, (iv) timely use of proceeds of unused debt capacity for additional acquisitions of income producing assets and (v) interest rates.  Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  As discussed above, in “Liquidity and Capital Resources – (a) Credit Facility,” there are a number of factors that may cause actual results to deviate from such forecasts.

(i)Operating activities

The Company’s cash flow from operations decreased by $1.8 million in the first quarter of 2015 compared to the same period of 2014.  As discussed below, the change in cash flow was primarily a result of a decrease in payments received for security deposits and increases in payments for interest and aircraft insurance, the effects of which were partially offset by an increase in payments received for operating lease revenue and a decrease in payments for management fees.

Payments for operating lease revenue and security deposits

Rent receipts from lessees increased by $0.2 million in the first quarter of 2015 compared to the same period of 2014, primarily due to rent from assets purchased during 2014.

As of the date of this filing, the Company is receiving no lease revenue for five aircraft and five engines that are off lease, with a total book value of $18.4 million, representing 10% of the Company's total assets held for lease.  One of the off-lease engines is being held as a spare and used in connection with required maintenance on several of the Company’s regional jet aircraft.  In addition, five off-lease regional jet aircraft, with a total book value of $5.0 million, are being held for sale and not lease.

Net cash received for security deposits decreased by $1.6 million in the first quarter of 2015 compared to the first quarter of 2014, primarily because the Company received a $1.5 million deposit in the 2014 period for an aircraft that was sold in the second quarter of 2014.

Payment for management fees

Although management fee expense increased in the first quarter of 2015 compared to the same period in 2014, management fee payments decreased by $0.3 million in the first quarter of 2015 compared to the first quarter of 2014 as a result of a difference in the timing of such payments.

Payment for interest

Payments for interest increased by $0.3 million in the first quarter of 2015 compared to the first quarter of 2014 as a result of a higher Credit Facility balance.

Payment for aircraft insurance

Although aircraft insurance expense was lower in the first quarter of 2015 compared to the same period in 2014, payments for aircraft insurance increased by $0.4 million in the 2015 compared to the 2014 period, primarily as a result of a difference in the timing of premium payments that are made on a semi-annual basis.

(ii)Investing activities

During the first quarters of 2015 and 2014, the Company received cash of $2.4 million and $3.0 million, respectively, from the sale of assets.  During the same time periods, the Company used cash of $1.3 million and $32.2 million, respectively, for aircraft purchases and related acquisition costs, and capital improvement of aircraft.

(iii)Financing activities

The Company borrowed $0 and $30.6 million under the Credit Facility during the first quarters of 2015 and 2014, respectively.  In these same time periods, the Company repaid $4.0 million and $3.2 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow and the sale of assets.

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

•  Competition in the Company's market niche has increased significantly as a result of new entrants to the acquisition and leasing market.  The increased competition has resulted in higher acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, has put downward pressure on lease rates, resulting in lower margins.

(b)Operating Segments

The Company operates in one business segment, the leasing of regional aircraft and engines to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

At April 30, 2015, the Company's aircraft and aircraft engines that were on lease or held for lease consisted of the following:

Type	Number owned	% of net book value
Turboprop aircraft	25	51%
Regional jet aircraft	8	44%
Engines	5	5%

Assets subject to finance leases are not included in the net book value of assets held for lease, but are included in the number of aircraft owned.  Therefore, one of the Company's turboprop aircraft, which is subject to a finance lease, is not included in the net book value calculation above.

For the month ended April 30, 2015, approximately 17%, 17% and 16% of the Company’s operating lease revenue, which does not include interest income from finance leases, was derived from customers in the United States, Mozambique and Slovenia, respectively.  The table below sets forth geographic information about the Company's operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:
Region	Number of lessees	% of operating lease revenue
Europe	3	27%
North America	2	26%
Africa	2	20%
Asia	3	15%
Central and South America	1	7%
Australia	1	5%

(c)Remarketing Efforts

At March 31, 2015, the Company owns five older regional jet aircraft that are classified as held for sale and for which it is seeking sales opportunities.

The Company is seeking remarketing opportunities for five turboprop aircraft and five engines that are held for lease.  The Company is considering selling some or all of these assets.  The Company is analyzing the amount and timing of maintenance required to remarket the assets, the amount of which may differ significantly if the assets are sold rather than re-leased.

The leases for nine of the Company’s aircraft will expire during the remainder of 2015.  The Company believes that three of the aircraft will be returned at lease expiration in 2015 after meeting the return conditions of the leases, and the Company believes that the leases for the remaining six aircraft will be extended.

(d)Credit Facility

The unused amount of the Credit Facility was $20,600,000 as of May 12, 2015.  Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates. The Company also believes that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and, if it is expanded from its current amount of $150 million to the maximum of $180 million, to fund anticipated acquisitions.  However, there can be no assurance the Company's beliefs will prove to be correct.

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

The Company was out of compliance with a number of covenants under its Credit Facility at June 30, 2014 and September 30, 2014.   The Credit Facility was amended in August 2014 to cure the June 30, 2014 non-compliance and amended further in November 2014 to cure the September 30, 2014 non-compliance and to revise certain compliance requirements.  Although the Company believes it will continue to be in compliance with all of the covenants under the revised Credit Facility agreement, there can be no assurance of such compliance, and in the event of any non-compliance, the Company would need to seek further waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

Although the Company believes it will continue to be in compliance with all of the Credit Facility covenants, there can be no assurance of such compliance, and in the event of any non-compliance, the Company would need to seek further waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Several of the Company’s customers have experienced significant financial difficulties, become insolvent, or have been declared or have filed for bankruptcy.  An insolvency or bankruptcy of a customer usually results in a total loss of the receivables from that customer, as well as the Company incurring additional costs in order to repossess and, in some cases repair, the aircraft leased to the customer.  The Company closely monitors the performance of all of its lessees and its risk exposure to any lessee that may be facing financial difficulties, in order to guide decisions with respect to such lessee that would mitigate losses in the event the lessee is unable to meet or rejects its lease obligations.  There can be no assurance that additional customers will not become insolvent or file for bankruptcy or that the Company will be able to mitigate any of the resultant losses.

Competition.  The aircraft leasing industry is highly competitive.  The Company competes with aircraft manufacturers, distributors, airlines and aircraft operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources.   The Company believes that it is competitive because of JMC’s experience and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.  This market segment, which in many cases involves customers that are private companies without well-established third party credit ratings, is not well served by large financial institutions.  JMC has developed a reputation as a global participant in this segment of the market, and the Company believes that JMC’s reputation benefits the Company.  Competition in the Company's market niche, however, has increased significantly recently as a result of new entrants to the acquisition and leasing market.  As competition increases, it has and will likely continue to create upward pressure on acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, create downward pressure on lease rates, resulting in lower margins for the Company.

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

Even with U.S. dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee’s local currency and a stronger U.S. dollar that would make it more difficult for a lessee to meet its U.S. dollar-denominated payments, increasing the risk of default of that lessee, particularly if its revenue is primarily derived in the local currency.

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

Concentration of Lessees and Aircraft Type. For the month ended April 30, 2015, the Company’s three largest customers accounted for a total of approximately 50% of the Company’s monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company’s financial results and borrowing base under the Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company’s revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any such failure, to be in compliance, the Company would need to seek waivers or amendment of the applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Investment in New Aircraft Types.  The Company intends to continue to focus solely on regional aircraft and engines. Although the Company has traditionally invested in a limited number of types of turboprop aircraft and engines, the Company has also acquired several types of regional jet aircraft, and may continue to seek acquisition opportunities for new types and models of aircraft used in the Company’s targeted customer base of regional air carriers. Acquisition of aircraft types not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience managing those assets. The Company believes, however, that the overall industry experience of JMC’s personnel and its technical resources should permit the Company to effectively manage such new aircraft types.  Further, the broadening of the asset types in the aircraft portfolio may have a benefit of diversifying the Company’s portfolio (see “Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type,” above).

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting.  No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AEROCENTURY CORP.
Date: May 12, 2015	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer