Form 10-Q
period 2015-06-30
AEROCENTURY CORP
filed 2015-08-14
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:  001-13387
AeroCentury Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3263974
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1440 Chapin Avenue, Suite 310
Burlingame, California 94010
(Address of Principal Executive Offices)

(650) 340-1888
(Registrant's Telephone Number Including Area Code)

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
Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐
Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 14, 2015 the issuer had 1,606,557 shares of common stock, par value $0.001 per share, issued, of which 63,300 are held as treasury stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Annual Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include these statements: (i) in Item 1, "Notes to Financial Statements - Contingencies," that the Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations; (ii) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources," that the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates; that it will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility due to borrowing base limitations;  (iii) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Outlook," that the Company believes that customers for several of the leases that expire in 2015 will choose to return the assets rather than renew the leases; that two of the aircraft will be returned at lease expiration in 2015 after meeting the return conditions of the leases, and the leases for the remaining six aircraft will be extended; that the Company will be in compliance with all of its Credit Facility covenants at future calculation dates; that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and, if the Credit Facility is expanded from its current amount of $150 million to the maximum of $180 million, to fund anticipated acquisitions; (iv) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results," that the Company believes it will continue to be in compliance with all of the covenants under the revised Credit Facility agreement; that the Company will have sufficient cash funds to make any required principal repayment that arises due to borrowing base limitations; that most of the Company's growth will be outside North America; that the overall industry experience of JMC's personnel and its technical resources should permit the Company to effectively manage new aircraft types; that effective mitigating factors exist against undue compensation-incented risk-taking by JMC; that the burden and cost of complying with regulatory requirements will fall primarily upon lessees of equipment or the Company as owner of the equipment; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company has sufficient cyber-security measures in place; that its main vulnerability would be interruption to email communication, internally and with third parties, loss of customer and lease archives, and loss of document sharing between the Company's offices and remote workers; and that sufficient replacement mechanisms exist such that there would not be a material adverse financial impact on the Company's business.   These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the lack of any unexpected lessee defaults or insolvency; a deterioration of the market values of aircraft types owned by the Company; compliance by the Company's lessees with obligations under their respective leases; no sudden current economic downturn or unanticipated future financial crises; the continued availability of financing for acquisitions under the Credit Facility; the Company's success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; large unanticipated maintenance expenses; and future trends and results that cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.  Financial Statements.

AeroCentury Corp.
Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$3,241,000	$1,840,500
Accounts receivable, including deferred rent of $82,200 and $111,300 at June 30, 2015 and December 31, 2014, respectively	3,189,900	2,128,600
Finance leases receivable	10,835,400	-
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $39,128,500 and $38,962,800 at June 30, 2015 and December 31, 2014, respectively	170,638,700	186,762,600
Assets held for sale	8,748,000	6,522,900
Prepaid expenses and other	276,100	415,900
Total assets	$196,929,100	$197,670,500
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,329,200	$2,818,200
Notes payable and accrued interest, net of unamortized debt issuance costs of $3,220,900 and $4,104,400 at June 30, 2015 and December 31, 2014, respectively	124,266,500	129,486,200
Maintenance reserves	16,049,600	12,927,700
Accrued maintenance costs	514,400	2,115,700
Security deposits	4,484,600	5,218,300
Unearned revenues	3,585,800	1,642,200
Deferred income taxes	9,750,600	8,621,300
Total liabilities	159,980,700	162,829,600
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	22,670,800	20,563,300
	37,452,500	35,345,000
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)
Total stockholders' equity	36,948,400	34,840,900
Total liabilities and stockholders' equity	$196,929,100	$197,670,500

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Operations
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
Revenues and other income:
Operating lease revenue, net	$12,770,200	$11,183,100	$6,332,400	$5,332,300
Net gain on disposal of assets	4,543,800	1,154,400	2,681,900	762,500
Maintenance reserves revenue, net	589,000	3,393,600	261,700	1,717,800
Other income	92,300	151,100	91,900	66,700
	17,995,300	15,882,200	9,367,900	7,879,300
Expenses:
Depreciation	4,649,900	3,878,400	2,322,100	2,012,600
Interest	3,346,400	2,568,100	1,468,100	1,261,200
Management fees	2,849,700	2,659,900	1,416,400	1,332,600
Maintenance	2,840,200	3,646,600	1,458,200	1,302,300
Professional fees, general and administrative and other	720,000	1,127,500	309,400	822,900
Provision for impairment in value of aircraft	147,500	6,800,000	147,500	6,800,000
Other taxes	115,200	45,100	57,500	22,500
Insurance	88,700	620,600	103,200	313,300
	14,757,600	21,346,200	7,282,400	13,867,400
Income/(loss) before income tax provision	3,237,700	(5,464,000)	2,085,500	(5,988,100)
Income tax provision/(benefit)	1,130,200	(1,913,200)	730,200	(2,067,700)
Net income/(loss)	$2,107,500	$(3,550,800)	$1,355,300	$(3,920,400)
Earnings/(loss) per share:
Basic	$1.37	$(2.30)	$0.88	$(2.54)
Diluted	$1.36	$(2.30)	$0.87	$(2.54)
Weighted average shares used in earnings/(loss) per share computations:
Basic	1,543,257	1,543,257	1,543,257	1,543,257
Diluted	1,553,904	1,543,257	1,555,008	1,543,257

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$5,577,500	$5,032,200
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	1,400,000	9,316,400
Proceeds from sale of assets held for sale, net of re-sale fees	1,816,300	225,800
Purchases of aircraft and aircraft engines	(1,333,700)	(32,234,000)
Net cash provided by/(used in) investing activities	1,882,600	(22,691,800)
Financing activities:
Borrowings under Credit Facility	-	32,100,000
Repayments of Credit Facility	(6,000,000)	(8,200,000)
Debt issuance costs	(59,600)	(2,443,500)
Net cash (used in)/provided by financing activities	(6,059,600)	21,456,500
Net increase in cash and cash equivalents	1,400,500	3,796,900
Cash and cash equivalents, beginning of period	1,840,500	2,112,700
Cash and cash equivalents, end of period	$3,241,000	$5,909,600

During the six months ended June 30, 2015 and 2014, the Company paid interest totaling $2,586,400 and $2,092,700 respectively.  The Company paid income taxes of $800 and $800 during the six months ended June 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
June 30, 2015

1.  Organization and Summary of Significant Accounting Policies

(a)  The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2014.

(b)  Use of Estimates

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments that are not readily apparent from other sources.

The most significant estimates with regard to these financial statements are the residual values and useful lives of the assets, the amount and timing of cash flows associated with each asset that are used to evaluate whether assets are impaired, accrued maintenance costs, accounting for income taxes, and the amounts recorded as allowances for doubtful accounts.

(c)  Fair Value Measurements

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The carrying amount of the Company's money market funds included in cash and cash equivalents was $1,545,200 and $1,044,300 at June 30, 2015 and December 31, 2014, respectively.  The fair value of the Company's money market funds would be categorized as Level 1 under the GAAP fair value hierarchy.

As of June 30, 2015 and December 31, 2014, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

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

During the second quarter of 2015, based on its appraised value, the Company recorded an impairment charge of $147,500 for a turboprop aircraft that is held for lease, resulting in a carrying value for that aircraft of $1,317,000.  During the third quarter of 2014, based on appraised values, the Company recorded impairment charges totaling $3,124,200 for two regional jet aircraft and two turboprop aircraft that are held for lease, resulting in a carrying value of $7,837,300 for those aircraft.  The fair value of such assets would be categorized as Level 2 under the GAAP fair value hierarchy.

During the second, third and fourth quarters of 2014, based on management's estimate of realizable value, the Company recorded impairment charges totaling $15,612,300 for five regional jet aircraft and one turboprop aircraft that are held for sale, resulting in a carrying value of $6,100,000 for those six aircraft at December 31, 2014.  During the first quarter of 2015, the Company sold the turboprop aircraft that was held for sale, which had a carrying value of $1,100,000 at December 31, 2014.  The fair value of such assets would be categorized as Level 3 under the GAAP fair value hierarchy.  No impairments were recorded on the Company's aircraft and aircraft engines held for sale in the first six months of 2015.

            Fair Value of Other Financial Instruments

The Company's financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable and amounts borrowed under its credit facility (the "Credit Facility").  The fair value of accounts receivable, finance leases receivable, accounts payable and the Company's maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments.

Borrowings under the Company's Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rate of this debt agreement approximates current market rates for such indebtedness at the balance sheet date, and therefore that the carrying amount of its floating rate debt at the balance sheet dates approximates its fair value.  The fair value of the Company's outstanding balance of its Credit Facility would be categorized as Level 3 under the GAAP fair value hierarchy.

(d)  Finance Leases

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

The leases for two of the Company's aircraft, which commenced in March 2015 and June 2015, contain lessee purchase options at prices substantially below the assets' estimated residual values at the exercise date for the option.  Consequently, the Company considers the purchase options to be bargain purchase options and has classified the leases as sales-type finance leases for financial accounting purposes.

Two engines that were previously subject to finance leases were returned to the Company during 2014 and the finance lease receivable balances were reclassified to aircraft and aircraft engines held for lease on the Company's balance sheet.

The Company recognized interest earned on finance leases as "other income" in the amount of $91,400 and $66,200 in the quarters ended June 30, 2015 and 2014, respectively, and $91,400 and $150,000 in the six months ended June 30, 2015 and 2014, respectively.

(e)  Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 that created the new Topic 606 ("Topic 606") in the Accounting Standards Codification ("ASC").  Topic 606 also included numerous conforming additions and amendments to other Topics within the ASC.  Topic 606 established new rules that affect the amount and timing of revenue recognition for contracts with customers, but does not affect lease accounting and reporting.  As such, adoption of these provisions will not affect the Company's lease revenues but may affect the reporting of other of the Company's revenues.  On August 12, 2015, the FASB deferred the effective date of the provisions included in Topic 606 to years commencing after December 15, 2017.  Topic 606 cannot be adopted early, and may be reflected using either a full retrospective method or a simplified method that does not recast prior periods but does disclose the effect of the adoption on the current period financial statements.  The Company has not determined either the potential impact on its financial statements nor the method it will elect to use in connection with the adoption of the changes included in Topic 606.

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

(f)  Change in Accounting Principle

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

	December 31, 2014
	As reported previously	As adjusted	Effect of change
Prepaid expenses and other	$4,520,300	$415,900	$(4,104,400)
Total assets	$201,774,900	$197,670,500	$(4,104,400)
Notes payable and accrued interest	$133,590,600	$129,486,200	$(4,104,400)
Total liabilities and stockholders' equity	$201,774,900	$197,670,500	$(4,104,400)

2.  Finance Leases Receivable

During the second quarter of 2015, the Company leased a turboprop aircraft pursuant to a finance lease and recorded a gain of $2,535,100.  The Company also recorded an additional gain of $146,800 on a turboprop aircraft that was leased pursuant to a finance lease during the first quarter of 2015 in connection with the renegotiation of the terms of that finance lease during the second quarter of 2015.

3.  Aircraft and Aircraft Engines Held for Lease or Sale

(a)  Assets Held for Lease

At June 30, 2015 and December 31, 2014, the Company's aircraft and aircraft engines held for lease consisted of the following:

	June 30, 2015		December 31, 2014
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft	21	49%	25	52%
Regional jet aircraft	8	46%	8	43%
Engines	5	5%	5	5%

During the second quarter of 2014, the Company recorded a net gain of $762,500 related to the sale of three turboprop aircraft and an engine.   There were no such sales during the second quarter of 2015.

During the second quarter of 2015, the Company extended the lease for one of its turboprop aircraft and leased an engine that was off lease at March 31, 2015.

Eight of the Company's assets, comprising four turboprop aircraft and four engines were off lease at June 30, 2015, representing 7% of the net book value of the Company's aircraft and engines held for lease.  The Company has a signed lease and deposit for one of the aircraft and expects to deliver it pursuant to a finance lease during the third quarter of 2015.

During the second quarter of 2015, based on its appraised value, the Company recorded an impairment charge of $147,500 for a turboprop aircraft.  No adjustments to the carrying value of the Company's assets held for lease were recorded during the three months or six months ended June 30, 2014.

(b)  Assets Held for Sale

During the second quarter of 2015, the Company reclassified two turboprop aircraft to held for sale.  Assets held for sale at June 30, 2015 consist of those two aircraft, two turboprop airframes, which are being sold in parts and five regional jet aircraft. During the three months ended June 30, 2015 and 2014, the Company received $129,400 and $10,500, respectively, from the sale of parts belonging to the two airframes, which proceeds reduced their carrying values.

No adjustments to the carrying value of the Company's assets held for sale were recorded during the three months or six months ended June 30, 2015.  On June 30, 2014, the Company recorded a $6,800,000 impairment charge on its five regional jet aircraft that are held for sale.

4.  Maintenance Reserves and Accrued Maintenance Costs

Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees.  Most of the Company's leases require payment of maintenance reserves, which are based upon lessee-reported usage and billed monthly, and are intended to accumulate and be applied by the Company toward reimbursement of most or all of the cost of the lessees' performance of certain maintenance obligations under the leases. Such reimbursements reduce the associated maintenance reserve liability.

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

5.  Notes Payable and Accrued Interest

At June 30, 2015 and December 31, 2014, the Company's notes payable and accrued interest consisted of the following:

	June 30, 2015	December 31, 2014
Credit Facility principal	$127,400,000	$133,400,000
Unamortized debt issuance costs	(3,220,900)	(4,104,400)
Credit Facility accrued interest	87,400	190,600
	$124,266,500	$129,486,200

The Company's $150 million Credit Facility is provided by a syndicate of banks and is secured by all of the assets of the Company, including its aircraft and engine portfolio.  The Credit Facility can be expanded to a maximum of $180 million.

The unused amount of the Credit Facility was $22,600,000 and $16,600,000 as of June 30, 2015 and December 31, 2014, respectively.

The weighted average interest rate on the Credit Facility was 3.80% and 3.58% at June 30, 2015 and December 31, 2014, respectively.

6.  Contingencies

In the ordinary conduct of the Company's business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

7.  Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
Net income/(loss)	$2,107,500	$(3,550,800)	$1,355,300	$(3,920,400)
Weighted average shares outstanding for the period	1,543,257	1,543,257	1,543,257	1,543,257
Dilutive effect of warrants	10,647	-	11,751	-
Weighted average diluted shares used in calculation of diluted earnings/(loss) per share	1,553,904	1,543,257	1,555,008	1,543,257
Basic earnings/(loss) per share	$1.37	$(2.30)	$0.88	$(2.54)
Diluted earnings/(loss) per share	$1.36	$(2.30)	$0.87	$(2.54)

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

8.  Related Party Transactions

Since the Company has no employees, the Company's portfolio of aircraft and engines is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company, and JHC is a principal shareholder of the Company's common stock.

Under the management agreement, JMC receives a monthly management fee based on the net asset value of the assets under management. JMC also receives an acquisition fee for locating assets for the Company.  Acquisition fees are included in the cost basis of the asset purchased.  JMC may receive a remarketing fee in connection with the re-lease or sale of the Company's assets.  Remarketing fees are amortized over the applicable lease term and are included in professional fees, general and administrative and other or included in the gain or loss on sale.  Fees paid by the Company to JMC are used by JMC for all employee salaries and benefits, worldwide travel related to the management of the Company's aircraft portfolio, office rent, outside technical experts and other overhead expenses.

Fees incurred during the three months and six months ended June 30, 2015 and 2014 were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
Management fees	$2,849,700	$2,659,900	$1,416,400	$1,332,600
Acquisition fees	-	980,000	-	980,000
Remarketing fees	424,200	64,000	225,200	64,000

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2014 and the unaudited financial statements and related notes that appear elsewhere in this report.

Critical Accounting Policies, Judgments and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company's operating results and financial position could be materially affected.  For a discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 1 to the Company's financial statements in Item 1 of this Quarterly Report on Form 10-Q.

For a discussion of the Company's accounting policies regarding maintenance reserves, refer to Note 4 to the Company's financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Quarter ended June 30, 2015 compared to the quarter ended June 30, 2014

The Company recorded net income of $1.4 million in the quarter ended June 30, 2015 compared to a net loss of $3.9 million in the same period of 2014.

Operating lease revenue increased 19% from $5.3 million in the quarter ended June 30, 2014 to $6.3 million in the second quarter of 2015, primarily as a result of revenue from assets purchased during 2014 and assets that were off lease in the 2014 period, but on lease in the 2015 period.  The effect of such increases was partially offset by the loss of revenue from assets that were on lease in the 2014 period but off lease or subject to finance leases in the 2015 period and by asset sales during 2014.

During the second quarter of 2015, the Company recorded $2.7 million of net gains on sales-type finance leases, as compared to the same period in 2014, when the Company recorded a net gain of $0.8 million related to the sale of two aircraft and an aircraft engine.

Maintenance reserves retained at lease-end are recognized as maintenance reserves revenue.  Such revenue decreased 85% from $1.7 million in the quarter ended June 30, 2014, when six aircraft were returned to the Company, to $0.3 million in the quarter ended June 30, 2015, when one aircraft was returned.

The Company added no equipment to its portfolio during the second quarter of 2015.  During the second quarter of 2014, the Company added capital equipment to existing aircraft and reclassified two aircraft engines from finance lease receivables to aircraft and aircraft engines held for lease.  During the second quarter of 2015, consistent with its policy of selling older aircraft at the appropriate time and reinvesting sales proceeds in newer equipment, the Company sold a turboprop aircraft pursuant to a sales-type finance lease.  During the second quarter of 2014, the Company sold three turboprop aircraft and an aircraft engine. As a result of these asset acquisitions and sales and other acquisitions and sales during the second half of 2014 and the first quarter of 2015, as well as changes in residual value assumptions from year-to-year, depreciation increased by 15% in the 2015 period over the previous year.   Management fees, which are based on the net asset value of the Company's aircraft and engines, increased by 6% in the second quarter of 2015 as compared to the same period in 2014.

The average net book value of assets held for lease during the second quarters of 2015 and 2014 was approximately $176.6 million and $173.7 million, respectively, representing an increase of 2%.  Average portfolio utilization increased from approximately 77% during the second quarter of 2014 to approximately 90% during the second quarter of 2015.

The Company's interest expense increased by 16% from $1.3 million in the second quarter of 2014 to $1.5 million in the same period of 2015, primarily as a result of a higher average Credit Facility balance.

The Company's maintenance expense increased by 12% from $1.3 million in the second quarter of 2014 to $1.5 million in the same period of 2015, primarily as a result of an increase in one-time maintenance performed by the Company on off-lease aircraft to prepare them for re-lease.

The Company's professional fees, general and administrative and other expenses decreased by 62% from $0.8 million in the second quarter of 2014 to $0.3 million in the second quarter of 2015.  The 2014 period included one-time expenses incurred in connection with the return of six aircraft and two engines by one of the Company's customers when it ceased operations.

During the second quarter of 2015, the Company recorded an impairment charge of $0.1 million for one of its turboprop aircraft that is held for lease, based on its appraised value.  During the second quarter of 2014, the Company recorded impairment charges totaling $6.8 million for five of its held for sale regional jet aircraft based on the appraised values of those aircraft.

The Company's insurance expense decreased by 67% from $0.3 million in the second quarter of 2014 to $0.1 million in the second quarter of 2015, primarily due to JMC's negotiation of lower premium rates applicable to Company's off-lease assets, as well as the effect of sales and re-leases of aircraft that were off lease during the second quarter of 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

The Company recorded net income of $2.1 million in the six months ended June 30, 2015 compared to a net loss of $3.6 million in the same period of 2014.

Operating lease revenue increased 14% from $11.2 million in the six months ended June 30, 2014 to $12.8 million in the same period of 2015, primarily as a result of revenue from assets purchased during 2014 and assets that were off lease in the 2014 period, but on lease in the 2015 period.  The effect of such increases was partially offset by the loss of revenue from assets that were on lease in the 2014 period but off lease or subject to finance leases in the 2015 period and by asset sales during 2014.

During the six months ended June 30, 2015, the Company recorded $4.5 million of net gains on sales and sales-type finance leases, as compared to the same period in 2014, when the Company recorded net gains totaling $1.2 million related to the sale of four aircraft and an aircraft engine.

Maintenance reserves revenue decreased 83% from $3.4 million in the first half of 2014, when seven aircraft were returned to the Company, to $0.6 million in the first half of 2015, when two aircraft were returned.

The Company added no equipment to its portfolio during the first half of 2015.  The equipment added to the Company's portfolio during the first half of 2014, was comprised of three regional jet aircraft, capital equipment added to existing aircraft and the reclassification of two aircraft engines from finance lease receivables to aircraft and aircraft engines held for lease.  During the first half of 2015, consistent with its policy of selling older aircraft at the appropriate time and reinvesting sales proceeds in newer equipment, the Company sold two turboprop aircraft pursuant to sales-type finance leases, as well as a turboprop aircraft that had been held for sale.  During the first half of 2014, the Company sold four turboprop aircraft and an aircraft engine.  As a result of these asset acquisitions and sales and other acquisitions and sales during the second half of 2014, as well as changes in residual value assumptions from year-to-year, depreciation increased by 20% in the 2015 period over the previous year.   Management fees, which are based on the net asset value of the Company's aircraft and engines, increased by 7% in the first half of 2015 as compared to the same period in 2014.

The average net book value of assets held for lease during the six months ended June 30, 2015 and 2014 was approximately $180.3 million and $177.9 million, respectively, representing an increase of 1%.  Average portfolio utilization increased from approximately 79% during the first half of 2014 to approximately 90% during the same period in 2015.

The Company's interest expense increased by 30% from $2.6 million in the first half of 2014 to $3.3 million in the same period of 2015, primarily as a result of a higher average Credit Facility balance and increased amortization of debt issuance costs.

The Company's maintenance expense decreased by 22% from $3.6 million in the first half of 2014 to $2.8 million in the same period of 2015, primarily as a result of a decrease in one-time maintenance performed by the Company on off-lease aircraft to prepare them for re-lease.

The Company's professional fees, general and administrative and other expenses decreased by 36% from $1.1 million in the first half of 2014 to $0.7 million in the first half of 2015.  The 2014 period included one-time expenses incurred in connection with the return of six aircraft and two engines by one of the Company's customers when it ceased operations.

During the first half of 2015, the Company recorded an impairment charge of $0.1 million for one of its turboprop aircraft that is held for lease, based on its appraised value.  During the first half of 2014, the Company recorded impairment charges totaling $6.8 million for five of its regional jet aircraft, based on the appraised values of those aircraft.

The Company's insurance expense decreased by 86% from $0.6 million in the first half of 2014 to $0.1 million in the first half of 2015, primarily due to a negotiated retroactive reduction in insurance premiums charged on its off-lease assets, resulting in a reversal of accrued premiums payable in the 2015 period, as well as sales and re-leases of aircraft that were off lease during the first half of 2014.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a)  Credit Facility

The Company has a $150 million Credit Facility, as described in Note 5 to the Company's financial statements in Item 1 of this Quarterly Report on Form 10-Q.  The Company was in compliance with all covenants at June 30, 2015 and December 31, 2014.

Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates.  Although the Company believes that the assumptions it has made in forecasting its compliance with the Credit Facility covenants are reasonable in light of experience, actual results could deviate from such assumptions and there can be no assurance that the Company's beliefs will prove to be correct.  Among the more significant factors that could have an impact on the accuracy of the Company's covenant compliance forecasts are (i) unanticipated decreases in the market value of the Company's assets, or in the rental rates deemed achievable for such assets that cause the Company to record an impairment charge against earnings; (ii) lessee non-compliance with lease obligations, (iii) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rates, (iv) inability to locate and acquire a sufficient volume of additional assets at prices that will produce acceptable net returns, (v) increases in interest rates, or (vi) inability to timely dispose of off-lease assets at prices commensurate with their market value.

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

(b)  Cash flow

The Company's primary sources of cash are rent payments due under the Company's operating and finance leases, maintenance reserves, which are billed monthly to lessees based on asset usage, and proceeds from the sale of aircraft and engines.

The Company's primary uses of cash are for (i) purchase of assets, (ii) maintenance expense and reimbursement to lessees from collected maintenance reserves, (iii) Credit Facility fees, interest and principal payments, (iv), management fees, (v) professional fees, including legal, accounting and directors fees costs, and (vi) insurance for off-lease aircraft.

The timing and amount of the Company's payments for maintenance vary, depending on the timing of lessee-performed maintenance that is eligible for reimbursement, the aggregate amount of such claims and the timing and amount of maintenance incurred in connection with preparation of off-lease assets for re-lease to new customers.  The Company's maintenance payments typically constitute a large portion of its cash needs, and the Company may from time to time borrow additional funds under the Credit Facility to provide funding for such payments.

Management fees paid by the Company are relatively predictable because they are based on the net asset value of the Company's portfolio.  As such, they also place the risk of increased costs for employee salaries and benefits, worldwide travel related to the management of the Company's aircraft portfolio, office rent, outside technical experts and other overhead expenses. on JMC.

The amount of interest paid by the Company depends on the outstanding balance of its Credit Facility, which carries a floating interest rate as well as an interest rate margin, and is therefore also dependent on changes in prevailing interest rates.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility, based upon its estimates of future revenues and expenditures, which include assumptions regarding (i) revenues for assets to be re-leased, (ii) cost and anticipated timing of maintenance to be performed, (iii) required debt payments, (iv) timely use of proceeds of unused debt capacity for additional acquisitions of income producing assets and (v) interest rates.  Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  As discussed above, in "Liquidity and Capital Resources – (a) Credit Facility," there are a number of factors that may cause actual results to deviate from such forecasts.

(i)  Operating activities

The Company's cash flow from operations increased by $0.5 million in the first six months of 2015 compared to the same period of 2014.  As discussed below, the change in cash flow was primarily a result of an increase in payments received for operating lease revenue and maintenance reserves, and a decrease in payments for management fees, the effects of which were partially offset by a decrease in payments received for security deposits and increases in payments for interest and aircraft insurance.

Payments for operating lease revenue, maintenance reserves and security deposits

Rent receipts from lessees increased by $1.4 million in the first six months of 2015 compared to the same period of 2014, primarily due to rent from assets purchased during 2014.

As of the date of this filing, the Company is receiving no lease revenue for four aircraft and four engines that are off lease, as well as for three turboprop aircraft that are on lease but for which the Company records revenue on a cash basis.  The total book value of these assets is $15.6 million, representing 9% of the Company's total assets held for lease.  One of the off-lease engines is being held as a spare and used in connection with required maintenance on several of the Company's regional jet aircraft.  In addition, two off-lease turboprop aircraft and five off-lease regional jet aircraft, with a total book value of $8.7 million, are being held for sale and not lease.

Receipts for maintenance reserves increased by $0.8 million in the first six months of 2015 compared to the same period of 2014, primarily due to payments received in connection with lease return conditions when two aircraft were returned to the Company in the 2015 period.

Net cash received for security deposits decreased by $1.1 million in the first six months of 2015 compared to the first six months of 2014, primarily because the Company received a $1.5 million deposit in the 2014 period for an aircraft that was sold in the third quarter of 2014.

Payment for management fees

Although management fee expense increased in the first six months of 2015 compared to the same period in 2014, management fee payments decreased by $0.3 million in the first six months of 2015 compared to the first six months of 2014 as a result of the timing of such payments.

Payment for interest

Payments for interest increased by $0.5 million in the first six months of 2015 compared to the first six months of 2014 as a result of a higher Credit Facility balance.

Payment for aircraft insurance

Although aircraft insurance expense was lower in the first six months of 2015 compared to the same period in 2014, payments for aircraft insurance increased by $0.3 million in the 2015 compared to the 2014 period, primarily as a result of a difference in the timing of premium payments that are made on a semi-annual basis.

(ii)  Investing activities

During the first six months of 2015 and 2014, the Company received net cash of $3.2 million and $9.5 million, respectively, from the sale of assets.  During the same time periods, the Company used cash of $1.3 million and $32.2 million, respectively, for aircraft purchases and related acquisition costs, and capital improvement of aircraft.

(iii)  Financing activities

The Company made additional borrowings of $0 and $32.1 million under the Credit Facility during the first six months of 2015 and 2014, respectively.  In these same time periods, the Company repaid $6.0 million and $8.2 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow and the sale of assets.   During the six months ended June 30, 2015 and 2014, the Company paid $0.1 million and $2.4 million, respectively, of debt issuance costs.

Outlook

(a)  General

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
   Lessees that are located in low- or no- growth areas of the world carry heightened risk of an unanticipated lessee default.  A lessee's default and the unscheduled return of an asset to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee's default on its maintenance and return condition obligations.  The Company monitors the performance of all of its customers and has noted that several of the Company's customers continue to experience weakened operating results and have not yet achieved financial stability.
  As a result of the current low-interest rate environment, competition in the Company's market niche has increased significantly as a result of new acquisition and leasing market entrants, some of which are funded by investment banks and private equity firms seeking higher yields on investment assets.  The increased competition has resulted in higher acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, has put downward pressure on lease rates, resulting in lower margins.
(b)  Operating Segments

The Company operates in one business segment, the leasing of regional aircraft and engines to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.  Because engine leasing is typically characterized by short-term, non-triple net leases, which result in high overall transaction costs, unpredictable off-lease periods and extensive human resource allocation to remarketing, the Company has chosen to own only a few engines that are compatible with its aircraft types.

In addition to two turboprop aircraft that are subject to finance leases, at July 31, 2015, the Company's aircraft and aircraft engines that were on lease or held for lease consisted of the following:

Type	Number owned	% of net book value
Turboprop aircraft	21	49%
Regional jet aircraft	8	46%
Engines	5	5%

For the month ended July 31, 2015, approximately 17%, 17%, 16% and 10% of the Company's operating lease revenue, which does not include interest income from finance leases, was derived from customers in the United States, Mozambique, Slovenia and Indonesia, respectively.  The table below sets forth geographic information about the Company's operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:
Region	Number of lessees	% of operating lease revenue
Europe	3	26%
North America	2	26%
Africa	2	20%
Asia	3	15%
Central and South America	1	7%
Australia	1	5%

(c)  Remarketing Efforts

At June 30, 2015, the Company owns five older regional jet aircraft and two turboprop aircraft that are classified as held for sale and for which it is seeking sales opportunities.

The Company is seeking remarketing opportunities for three turboprop aircraft and four engines that are held for lease.  However, the Company is considering selling some or all of these assets.  The Company is analyzing the amount and timing of maintenance required to remarket the assets, the amount of which may differ significantly if the assets are sold rather than re-leased.

The leases for eight of the Company's assets will expire during the remainder of 2015.  The Company believes that two of the aircraft will be returned at lease expiration in 2015 after meeting the return conditions of the leases, and the Company believes that the leases for the remaining six aircraft will be extended.

(d)  Credit Facility

The unused amount of the Credit Facility was $24,600,000 as of August 14, 2015.  Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates. The Company also believes that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and, if the Credit Facility is expanded from its current amount of $150 million to the maximum of $180 million, to fund anticipated acquisitions.  However, there can be no assurance the Company's beliefs will prove to be correct.

Factors that May Affect Future Results

Noncompliance with Credit Facility Financial Covenants.  The Company's use of debt as the primary form of acquisition financing subjects the Company to increased risks associated with leverage.  In addition to payment obligations, the Credit Facility agreement includes financial covenants, including some requiring the Company to have positive earnings, meet minimum net worth standards and be in compliance with certain other financial ratios.

Notwithstanding that the Company was in compliance with all payment obligations under its Credit Facility, the Company was out of compliance with a number of financial ratio covenants under its Credit Facility at June 30, 2014 and September 30, 2014.   The Credit Facility was amended in August 2014 to cure the June 30, 2014 non-compliance and amended further in November 2014 to cure the September 30, 2014 non-compliance and to revise certain compliance requirements.  Although the Company believes it will continue to be in compliance with all of the covenants under the revised Credit Facility agreement, there can be no assurance of such compliance, and in the event of any non-compliance, the Company would need to seek further waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Ownership Risks.  The Company's leases typically are for a period shorter than the entire, anticipated, remaining useful life of the leased assets.  The Company's ability to recover its investment in an asset subject to such a lease is dependent upon the Company's ability to profitably re-lease or sell the asset after the expiration of the lease term.  This ability is dependent on worldwide economic conditions, general aircraft market conditions, regulatory changes that may make an asset's use more expensive or preclude use due to the age of the aircraft or unless the asset is modified, changes in the supply or cost of aircraft equipment and technological developments that cause the asset to become obsolete. If the Company is unable to remarket its assets on favorable terms when the leases for such assets expire, the Company's financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

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

In addition, a successful investment in an asset subject to a lease depends in part upon having the asset returned by the lessee in the condition as required under the lease, which the Company strives to achieve through onsite management during the return process.  Each lease typically obligates a customer to return an asset to the Company in a specified condition, which generally requires it be returned in equal or better condition than at delivery to the lessee.  If the lessee were to become insolvent during the term of its lease and the Company had to repossess the asset, it is unlikely that the lessee would have the financial ability to meet these return obligations and it is likely that the Company would be required to expend funds in excess of any maintenance reserves collected to return the asset to a remarketable condition.  If the lessee filed for bankruptcy and rejected the aircraft lease, the lessee would be required to return the aircraft but would be relieved from further lease obligations, including return conditions specified in the lease.  In that case, it is also likely that the Company would be required to expend funds in excess of any maintenance reserves collected to return the asset to a remarketable condition.

Several of the Company's leases do not require payment of monthly maintenance reserves, which serve as the lessee's advance payment for its future repair and maintenance obligations.  If repossession due to lessee default or bankruptcy occurred under such a lease, the Company would be left with the costs of unperformed repair and maintenance under the applicable lease and the Company would likely incur an unanticipated expense in order to re-lease or sell the asset.

Furthermore, the occurrence of unexpected adverse changes that impact the Company's estimates of expected cash flows generated from an asset could result in an asset impairment charge against the Company's earnings. The Company periodically reviews long-term assets for impairment, in particular, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment charge is recorded when the carrying amount of an asset is estimated to be not recoverable and exceeds its fair value. The Company recorded impairment charges for some of its aircraft in 2014 and 2015, and may be required to record asset impairment charges in the future as a result of a prolonged weak economic environment, challenging market conditions in the airline industry, events related to particular lessees, assets or asset types or other factors affecting the value of aircraft or engines.

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

If a lessee that is a certified U.S. airline were in default under a lease and sought protection under Chapter 11 of the United States Bankruptcy Code, Section 1110 of the Bankruptcy Code would automatically prevent the Company from exercising any remedies against such lessee for a period of 60 days.  After the 60-day period had passed, the lessee would have to agree to perform the lease obligations and cure any defaults, or the Company would have the right to repossess the equipment.  However, this procedure under the Bankruptcy Code has been subject to significant litigation, and it is possible that the Company's enforcement rights would be further adversely affected by a bankruptcy filing by a defaulting lessee.

Several of the Company's customers have experienced significant financial difficulties, become insolvent, or have been declared or have filed for bankruptcy.  An insolvency or bankruptcy of a customer usually results in a total loss of the receivables from that customer, as well as the Company incurring additional costs in order to repossess and, in some cases, repair the aircraft leased to the customer.  The Company closely monitors the performance of all of its lessees and its risk exposure to any lessee that may be facing financial difficulties, in order to guide decisions with respect to such lessee that would mitigate losses in the event the lessee is unable to meet or rejects its lease obligations.  There can be no assurance that additional customers will not become insolvent or file for bankruptcy or that the Company will be able to mitigate any of the resultant losses.

Competition.  The aircraft leasing industry is highly competitive.  The Company competes with aircraft manufacturers, distributors, airlines and aircraft operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources.   The Company believes that it is competitive because of JMC's expertise and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.  This market segment, which in many cases involves customers that are private companies without well-established third party credit ratings, is not well served by large financial institutions.  JMC has developed a reputation as a competent global participant in this segment of the market, and the Company believes that JMC's reputation benefits the Company.  Competition in the Company's market niche, however, has increased significantly recently as a result of new entrants to the acquisition and leasing market.  As competition increases, it has and will likely continue to create upward pressure on acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, create downward pressure on lease rates, resulting in lower margins for the Company.

Risks Related to Regional Air Carriers.  The Company's continued focus on its customer base of regional air carriers subjects the Company to additional risks.  Some of the lessees in the regional air carrier market are companies that are start-up, low-capital, and/or low-margin operators.  Often, the success of such carriers depends on contractual arrangements with major trunk carriers or industrial customers such as mining or oil companies, or franchises from governmental agencies that provide subsidies for operating essential air routes.  Such arrangements may be subject to termination or cancellation on short notice.  Regional carriers, even if financially strong, that are affiliated with an established major carrier can also be swept into bankruptcy if the major carrier files for bankruptcy or becomes insolvent.  Four of the Company's regional air carrier customers filed for bankruptcy in 2012 and 2013, and a Thai regional carrier that leased six aircraft and two engines from the Company ceased operations in May of 2014 after the institution of martial law, which damaged the aviation sector in Thailand and resulted in decreased demand for air travel.

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

Availability of Financing. The Company's continued growth will depend on its ability to continue to obtain capital, either through debt or equity financings. There can be no assurance that the Company will succeed in obtaining capital in the future at terms favorable to the Company.

General Economic Conditions and Lowered Demand for Travel. The Company's business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is continuing to experience financial difficulty due to the slow recovery in the global economy.  The spread of a disease epidemic, the threat or execution of a terrorist attack against aviation, a worsening financial/bank crisis in Europe, a natural event that interrupts air traffic, military conflict, political crises or other events that cause a prolonged spike in fuel prices, or other like events could exacerbate an already weakened condition and lead to widespread failures in the air carrier industry.  If lessees experience financial difficulties and are unable to meet lease obligations, this will, in turn, negatively affect the Company's financial performance.

Airline reductions in capacity in response to lower passenger loads have resulted in reduced demand for aircraft and aircraft engines and a corresponding decrease in market lease rental rates and aircraft values for many aircraft types.  This reduced market value could affect the Company's results if the market value of an asset or assets in the Company's portfolio falls below carrying value, and the Company determines that a write-down of the value on its balance sheet is appropriate. Furthermore, if older, expiring leases are replaced with leases at decreased lease rates, the lease revenue from the Company's existing portfolio is likely to decline, with the magnitude of the decline dependent on the length of the downturn and the depth of the decline in market rents.

Economic downturns can affect certain regions of the world more than others.  As the Company's portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases assets could have a significant adverse impact on the Company.  The Company's significant sources of operating lease revenue by region are summarized in "Outlook - Operating Segments," above.

In past years, several of the Company's customers have experienced financial difficulties arising from a combination of the weakened air carrier market and their own unique financial circumstances and have requested and been granted deferral of certain overdue and/or future rental or maintenance reserve payment obligations.  It is possible that the Company may enter into additional deferral agreements if the current weakened air carrier environment continues. When a customer requests a deferral of lease obligations, the Company evaluates the lessee's financial plan, the likelihood that the lessee can remain a viable carrier, and whether the deferral will be repaid according to the agreed schedule.  The Company may elect to record the deferred rent and reserve payments from the lessee on a cash basis, which could have a material effect on the Company's financial results in the applicable periods.  Deferral agreements with lessees also reduce the Company's borrowing capacity under its Credit Facility.

International Risks.  The Company leases assets in overseas markets.  Leases with foreign lessees, however, may present different risks than those with domestic lessees.  Most of the Company's expected growth is outside of North America.

A lease with a foreign lessee is subject to risks related to the economy of the country or region in which such lessee is located, which may be weaker than the U.S. economy.  An economic downturn in a particular country or region may impact a foreign lessee's ability to make lease payments, even if the U.S. and other foreign economies remain stable.

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

Even with U.S. dollar-denominated lease payment provisions, the Company could still be affected by a devaluation of the lessee's local currency and a stronger U.S. dollar that would make it more difficult for a lessee to meet its U.S. dollar-denominated payments, increasing the risk of default of that lessee, particularly if its revenue is primarily derived in the local currency.

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

Finally, ownership of a leased asset operating in a foreign country and/or by a foreign carrier may subject the Company to additional tax liabilities that are not present with aircraft operated in the United States.  Depending on the jurisdiction, laws governing such tax liabilities may be complex, not well formed or not uniformly enforced. In such jurisdictions, the Company may decide to take an uncertain tax position based on the best advice of the local tax experts it engages, which position may be challenged by the taxing authority.  If the taxing authority later assesses a liability, the Company may be required to pay penalties and interest on the assessed amount, which penalties and interest would not give rise to a corresponding foreign tax credit on the Company's U.S. tax return.

Concentration of Lessees and Aircraft Type. For the month ended July 31, 2015, the Company's four largest customers accounted for a total of approximately 60% of the Company's monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company's financial results and borrowing base under the Credit Facility, and, therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company's revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any such failure, to be in compliance, the Company would need to seek waivers or amendment of the applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

The Company's aircraft portfolio is currently focused on a small number of aircraft types and models compared to the variety of aircraft used in the commercial air carrier market.  A change in the desirability and availability of any of the particular types and models of aircraft owned by the Company could affect valuations of such aircraft, and would have a disproportionately significant impact on the Company's portfolio value. Such aircraft type concentration would diminish if the Company acquires assets of other types. Conversely, acquisition of these types of aircraft will increase the Company's risks related to its concentration of those aircraft types.

Investment in New Aircraft Types.  The Company intends to continue to focus solely on regional aircraft. Although the Company has traditionally invested in a limited number of types of turboprop aircraft, the Company has also acquired several types of regional jet aircraft, and may continue to seek acquisition opportunities for new types and models of aircraft used in the Company's targeted customer base of regional air carriers. Acquisition of aircraft types not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience managing those assets. The Company believes, however, that the overall industry expertise of JMC's personnel and its technical resources should permit the Company to effectively manage such new aircraft types.  Further, the broadening of the asset types in the aircraft portfolio may have a benefit of diversifying the Company's portfolio (see "Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type," above).

Engine Leasing Risk.    Because engine leasing, absent a long-term triple net lease, is inherently riskier than aircraft leasing, the Company does not focus on this segment. The Company, however, currently has five engines in its portfolio, making up 5% of the Company's total net book value of aircraft and aircraft engines held for lease. The Company may from time to time lease one or more of these engines to lessees under industry standard short-term engine leases, which place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer's warranty or is not otherwise caused by circumstances that the lessee is required to cover, the Company's investment in the engine could be a significant loss or the Company might incur a significant maintenance expense.

Interest Rate Risk.  The Credit Facility carries a floating interest rate based upon short-term interest rate indices. Lease rates typically, but not always, move over time with interest rates, but market demand and numerous other asset-specific factors also affect lease rates. Because the Company's typical lease rates are fixed at lease origination, interest rate changes during the lease term have no effect on existing lease rental payments.  Therefore, if interest rates rise significantly and there is relatively little lease origination by the Company following such rate increases, the Company could experience decreased net income as additional interest expense outpaces revenue growth.  Further, even if significant lease origination occurs following such rate increases, other contemporaneous aircraft market forces may result in lower or flat rental rates, thereby decreasing net income.

Reliance on JMC.  All management of the Company is performed by JMC under the twenty-year Management Agreement between the Company and JMC that expires in April of 2018 and provides for an asset-based management fee.  JMC is not a fiduciary of the Company or its stockholders. The Company's Board of Directors (the "Board") has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company's relationship with JMC and the performance of JMC's obligations to the Company under the Management Agreement, as it would have for any third party service provider to the Company.  While JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, all of the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and its stockholders.  In addition, certain officers of the Company hold significant ownership positions in the Company and JHC, the parent company of JMC.

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

Management Fee Structure. All decisions regarding acquisitions and disposal of aircraft from the Company's portfolio are made by JMC.  JMC is paid a management fee based on the net asset value of the Company's portfolio.  It may also receive a one-time asset acquisition fee upon purchase of an asset by the Company, and a one-time remarketing fee in connection with the sale or re-lease of an asset.  Optimization of the results of the Company depends on timing of the acquisition, lease yield on the acquired assets, and re-lease or sale of its portfolio assets.  Under the current management fee structure, a larger volume of acquisitions generates acquisition fees and also increases the periodic management fee by increasing the size of the aircraft portfolio.  Since the Company's current business strategy involves continued growth of its portfolio, with the intention to buy and hold assets until the appropriate time to sell them, a compensation structure that results in greater compensation with an increased portfolio size is consistent with that strategy.  The compensation structure does, nonetheless, create a situation where a decision by JMC for the Company to forego an asset transaction deemed to be an unacceptable business risk due to the lessee or the aircraft type is in conflict with JMC's own short-term pecuniary interest.  As a result, the compensation structure could act to incent greater risk-taking by JMC in asset acquisition decision-making.  However, because JMC's sole business and source of revenue arises from and is expected to continue arising from acting as the management company for the Company, the long-term financial health and viability of the Company are important to JMC's own long-term health and viability.  Therefore, in assessing risk-taking in the Company's acquisition transactions, JMC's and the Company's motivations are closely aligned, as JMC is incented to make asset acquisitions that are expected to contribute to the long-term viability of the Company.  In addition, the Company has established objective target guidelines for yields on acquired assets and the Company's Board, including a majority of the outside independent directors, must approve any acquisition that involves a new asset type.  While the Company currently believes the foregoing are effective mitigating factors against undue compensation-incented risk-taking by JMC, there is no assurance that such mechanisms can entirely and effectively eliminate such risk.

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

Casualties, Insurance Coverage.  The Company, as owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets.  As a triple-net lessor, the Company is generally protected against such claims, since the lessee would be responsible for, insure against and indemnify the Company for such claims.  A "triple net lease" is a lease under which, in addition to monthly rental payments, the lessee is generally responsible for the taxes, insurance and maintenance and repair of the aircraft arising from the use and operation of the aircraft during the term of the lease.  Although the United States Aviation Act may provide some protection with respect to the Company's aircraft assets, it is unclear to what extent such statutory protection would be available to the Company with respect to its assets that are operated in foreign countries where such provisions of the United States Aviation Act may not apply.

The Company's leases generally require a lessee to insure against likely risks of loss or damage to the leased asset, and liability to passengers and third parties pursuant to industry standard insurance policies and require lessees to provide insurance certificates documenting the policy periods and coverage amounts.  The Company tracks receipt of the certificates and calendars their expiration dates.  Prior to the expiration of an insurance certificate, if a replacement certificate has not been received, the Company reminds the lessee of its obligation to provide current insurance certificates to avoid a default under the lease.

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

Compliance with Future Environmental Regulations.  Compliance with future environmental regulations may harm the Company's business. Many aspects of aircraft operations are subject to increasingly stringent environmental regulations, and growing concerns about climate change may result in the imposition by the U.S and foreign governments of additional regulation of carbon emissions, aimed at either requiring adoption of technology to reduce the amount of carbon emissions or putting in place a fee or tax system on carbon emitters. It is likely that any such regulation will be directed at the Company's customers, as operators of aircraft, or at the Company, as owners of aircraft.  Under the Company's triple-net lease arrangements, the Company would likely shift responsibility for compliance to its lessees, but there might be some costs of regulation that the Company could not shift and would itself have to bear. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on the Company's financial position, results of operations, or cash flows, no assurance can be given that the costs of complying with environmental regulations adopted in the future will not have such an effect.

Cyber-Security Risks.  The Company believes that it has sufficient cyber-security measures in place commensurate with the risks to the Company of a successful cyber-attack or breach of security.  The Company believes that its main vulnerability to a cyber-attack would be interruption of the Company's email communications internally and with third parties, loss of customer and lease archives, and loss of document sharing between the Company's offices and remote workers.  Such an attack could temporarily impede the efficiency of the Company's operations; however, the Company believes that sufficient replacement mechanisms exist in the event of such an interruption that there would not be a material adverse financial impact on the Company's business.

Warrants.  As part of a subordinated debt financing, which was fully repaid in December of 2011, the Company issued warrants to purchase up to 81,224 shares of the Company's common stock that are currently exercisable (and expire on December 31, 2015) and represent approximately 5% of the post-exercise fully diluted capitalization of the Company.  The exercise price of the warrants is $8.75 per share.  If the warrants to purchase shares are exercised at a time when the exercise price is less than the market price of the Company's common stock, there will be dilution to the existing holders of common stock.  This dilution of the Company's common stock could depress its trading price.

Possible Volatility of Stock Price.  The market price of the Company's common stock may be subject to fluctuations following developments relating to the Company's operating results, changes in general conditions in the economy, the financial markets, the airline industry, changes in accounting principles or tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, or arising from other investor sentiment unknown to the Company.  Because the Company has a relatively small capitalization of approximately 1.5 million shares outstanding, there is a correspondingly limited amount of trading and float of the Company's shares.  Consequently, the Company's stock price is more sensitive to a single large trade or a small number of simultaneous trades along the same trend than a company with larger capitalization and higher trading volume and float.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

This report does not include information described under Item 305 of Regulation S-K pursuant to the rules of the Securities and Exchange Commission that permit "smaller reporting companies" to omit such information.

Item 4.  Controls and Procedures.

CEO and CFO Certifications. Attached as exhibits to this Quarterly Report on Form 10-Q (the "Report") are certifications of the Company's Chief Executive Officer (the "CEO") and the Company's Chief Financial Officer (the "CFO"), which are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the Report includes information concerning the evaluation of disclosure controls and procedures referred to in the Section 302 Certifications and this should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Evaluation of the Company's Disclosure Controls and Procedures. Disclosure controls and procedures ("Disclosure Controls") are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's Disclosure Controls and concluded that the Company's Disclosure Controls were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting.  No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.  Exhibits

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

AEROCENTURY CORP.
Date: August 14, 2015	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer