Form 10-Q
period 2015-09-30
AEROCENTURY CORP
filed 2015-11-12
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2015

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
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 12, 2015 the issuer had 1,606,557 shares of common stock, par value $0.001 per share, issued, of which 63,300 are held as treasury stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include these statements: (i) in Item 1, "Notes to Financial Statements," that the Company expects to close the sale of a regional jet in its portfolio during the fourth quarter of 2015; and that the Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations;  (ii) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources," that the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates; that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility due to borrowing base limitations;  (iii) in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations – Outlook," that the Company believes that that the customers under two engine leases that expire during the remainder of 2015 will choose to return the assets rather than renew the leases; and that the customers under two aircraft leases that expire in 2016 will extend the leases; that the Company will be in compliance with all of its Credit Facility covenants at future calculation dates; that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and, if the Credit Facility is expanded from its current amount of $150 million to the maximum of $180 million, to fund anticipated acquisitions;  (iv) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results," that the Company believes it will continue to be in compliance with all of the covenants under the revised Credit Facility agreement; that the Company will have sufficient cash funds to make any required principal repayment that arises due to borrowing base limitations; that most of the Company's expected growth is outside of North America; that the overall industry experience of JMC's personnel and its technical resources should permit the Company to effectively manage new aircraft types; that the economic interests of the Company should be aligned with the interests of JHC and JMC, and JMC should have substantial incentive to make financial decisions as the management company for the Company that are in the best interests of the Company; that effective mitigating factors exist against undue compensation-incented risk-taking by JMC; that the burden and cost of complying with environmental regulatory requirements will fall primarily upon lessees of equipment or the Company as owner of the equipment; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company has sufficient cyber-security measures in place; that its main vulnerability would be interruption to email communication, internally and with third parties, loss of customer and lease archives, and loss of document sharing between the Company's offices and remote workers; and that sufficient replacement mechanisms exist such that there would not be a material adverse financial impact on the Company's business.   These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the lack of any unexpected lessee defaults or insolvency; a deterioration of the market values of aircraft types owned by the Company; an unanticipated surge in interest rates; compliance by the Company's lessees with obligations under their respective leases; no sudden current economic downturn or unanticipated future financial crises; the continued availability of financing for acquisitions under the Credit Facility; the Company's success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; large unanticipated maintenance expenses; and future trends and results that cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.  Financial Statements.

AeroCentury Corp.
Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$2,426,200	$1,840,500
Accounts receivable, including deferred rent of $135,900 and $111,300 at September 30, 2015 and December 31, 2014, respectively	3,263,300	2,128,600
Finance leases receivable	12,864,300	-
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $32,034,000 and $38,962,800 at September 30, 2015 and December 31, 2014, respectively	163,812,700	186,762,600
Assets held for sale	8,729,000	6,522,900
Prepaid expenses and other	214,700	415,900
Total assets	$191,310,200	$197,670,500
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,219,700	$2,818,200
Notes payable and accrued interest, net of unamortized debt issuance costs of $3,016,900 and $4,104,400 at September 30, 2015 and December 31, 2014, respectively	119,436,900	129,486,200
Maintenance reserves	14,404,700	12,927,700
Accrued maintenance costs	312,400	2,115,700
Security deposits	4,384,600	5,218,300
Unearned revenues	2,939,700	1,642,200
Deferred income taxes	10,408,800	8,621,300
Total liabilities	153,106,800	162,829,600
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,606,557 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	23,925,800	20,563,300
	38,707,500	35,345,000
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)
Total stockholders' equity	38,203,400	34,840,900
Total liabilities and stockholders' equity	$191,310,200	$197,670,500

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
Revenues and other income:
Operating lease revenue, net	$19,281,500	$15,998,500	$6,511,300	$4,815,400
Net gain on disposal of assets	5,639,200	2,963,900	1,095,400	1,809,400
Maintenance reserves revenue, net	589,000	3,393,600	-	-
Other income	277,000	151,800	184,700	700
	25,786,700	22,507,800	7,791,400	6,625,500
Expenses:
Depreciation	6,931,400	5,609,900	2,281,500	1,731,500
Interest	4,805,300	3,793,000	1,458,900	1,225,000
Management fees	4,260,800	3,864,900	1,411,100	1,205,000
Maintenance	3,037,500	5,819,800	197,300	2,173,200
Professional fees, general and administrative and other	957,700	1,488,000	237,700	360,200
Insurance	330,900	1,034,100	242,200	413,600
Other taxes	164,700	407,600	49,500	362,500
Provision for impairment in value of aircraft	147,500	18,518,700	-	11,718,700
	20,635,800	40,536,000	5,878,200	19,189,700
Income/(loss) before income tax provision	5,150,900	(18,028,200)	1,913,200	(12,564,200)
Income tax provision/(benefit)	1,788,400	(6,230,400)	658,200	(4,317,200)
Net income/(loss)	$3,362,500	$(11,797,800)	$1,255,000	$(8,247,000)
Earnings/(loss) per share:
Basic	$2.18	$(7.64)	$0.81	$(5.34)
Diluted	$2.17	$(7.64)	$0.81	$(5.34)
Weighted average shares used in earnings/(loss) per share computations:
Basic	1,543,257	1,543,257	1,543,257	1,543,257
Diluted	1,552,181	1,543,257	1,548,469	1,543,257

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$9,448,500	$3,478,000
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	1,695,200	15,723,700
Proceeds from sale of assets held for sale, net of re-sale fees	1,835,300	273,800
Purchases of aircraft and aircraft engines	(1,333,700)	(47,254,600)
Net cash provided by/(used in) investing activities	2,196,800	(31,257,100)
Financing activities:
Borrowings under Credit Facility	-	43,900,000
Repayments of Credit Facility	(11,000,000)	(13,200,000)
Debt issuance costs	(59,600)	(2,445,500)
Net cash (used in)/provided by financing activities	(11,059,600)	28,254,500
Net increase in cash and cash equivalents	585,700	475,400
Cash and cash equivalents, beginning of period	1,840,500	2,112,700
Cash and cash equivalents, end of period	$2,426,200	$2,588,100

During the nine months ended September 30, 2015 and 2014, the Company paid interest totaling $3,881,200 and $3,029,900 respectively.  The Company paid income taxes of $800 and $800 during the nine months ended September 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
September 30, 2015

1.  Organization and Summary of Significant Accounting Policies

(a)  The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2014.

(b)  Use of Estimates

The Company's financial statements have been prepared in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments that are not readily apparent from other sources.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The carrying amount of the Company's money market funds included in cash and cash equivalents was $2,245,800 and $1,044,300 at September 30, 2015 and December 31, 2014, respectively.  The fair value of the Company's money market funds would be categorized as Level 1 under the GAAP fair value hierarchy.

As of September 30, 2015 and December 31, 2014, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and assets held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the asset's carrying value exceeds its fair value.

Assets held for lease

The Company recorded impairment charges on its aircraft held for lease of $0 and $147,500 in the three months and nine months ended September 30, 2015, respectively, and $2,906,400 in the three months and nine months ended September 30, 2014.

Assets held for sale

The Company recorded no impairment charges in the three months and nine months ended September 30, 2015 related to its assets held for sale.  During the three months and nine months ended September 30, 2014, the Company recorded impairment charges on assets held for sale of $8,812,300 and $15,612,300, respectively.  The fair values of such assets as of September 30, 2015 and December 31, 2014 were $5,147,600 and $6,522,900, respectively.  The fair value of such assets would be categorized as Level 3 under the GAAP fair value hierarchy.

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

(d)  Finance Leases

The five aircraft leases that commenced in 2015 contain lessee purchase options at prices substantially below the assets' estimated residual values at the exercise date for the option.  Consequently, the Company considers the purchase options to be bargain purchase options and has classified the leases as sales-type finance leases for financial accounting purposes.  The Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheets and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease.

Two engines that were previously subject to finance leases were returned to the Company during 2014 and the finance lease receivable balances were reclassified to aircraft and aircraft engines held for lease on the Company's balance sheet.

The Company recognized interest earned on finance leases as "other income" in the amount of $184,000 and $0 in the quarters ended September 30, 2015 and 2014, respectively, and $275,400 and $150,000 in the nine months ended September 30, 2015 and 2014, respectively.

(e)  Maintenance Reserves and Accrued Maintenance Costs

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

Accrued maintenance costs include (i) maintenance for work performed for off-lease aircraft, which is not related to the release of maintenance reserves received from lessees and which is expensed as incurred and (ii) lessor maintenance obligations assumed and recognized as a liability upon acquisition of aircraft subject to a lease with such provisions.

(f)  Recent Accounting Pronouncements

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

(g)  Change in Accounting Principle

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

2.  Finance Leases Receivable

During the third quarter of 2015, the Company leased a turboprop aircraft, which was off lease at June 30, 2015, pursuant to a sales-type finance lease and recorded a gain of $179,000.  The Company also amended and extended the leases for two aircraft that had been subject to operating leases.  The two aircraft are now subject to sales-type finance leases, for which the Company recorded gains totaling $916,400 during the third quarter of 2015.

3.  Aircraft and Aircraft Engines Held for Lease or Sale

(a)  Assets Held for Lease

At September 30, 2015 and December 31, 2014, the Company's aircraft and aircraft engines held for lease consisted of the following:

	September 30, 2015		December 31, 2014
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft	18	48%	25	52%
Regional jet aircraft	8	47%	8	43%
Engines	5	5%	5	5%

During the third quarter of 2014, the Company recorded net gains totaling $1,809,400 related to the sale of three turboprop aircraft.   There were no such sales during the third quarter of 2015.

During the third quarter of 2015, the Company also extended the leases for two of its turboprop aircraft and leased an engine that was off lease at June 30, 2015.

Six of the Company's assets held for lease, comprised of three turboprop aircraft and three engines, were off lease at September 30, 2015, representing 5% of the net book value of the Company's aircraft and engines held for lease.

As discussed in Note 8, during October 2015 the Company sold two turboprop aircraft and recorded a gain of approximately $5,700,000.

(b)  Assets Held for Sale

Assets held for sale at September 30, 2015 consist of two turboprop aircraft, two turboprop airframes being sold in parts, and five regional jet aircraft. During the three months ended September 30, 2015 and 2014, the Company received $19,000 and $48,100, respectively, from the sale of parts belonging to the two airframes, which proceeds reduced their carrying values.

As discussed in Note 8, in October 2015, the Company received a deposit and signed a purchase agreement for one of its regional jet aircraft that is held for sale.  The Company expects to deliver the aircraft during the fourth quarter of 2015.

4.  Notes Payable and Accrued Interest

At September 30, 2015 and December 31, 2014, the Company's notes payable and accrued interest consisted of the following:

	September 30, 2015	December 31, 2014
Credit Facility principal	$122,400,000	$133,400,000
Unamortized debt issuance costs	(3,016,900)	(4,104,400)
Credit Facility accrued interest	53,800	190,600
	$119,436,900	$129,486,200

The Company's $150 million Credit Facility is provided by a syndicate of banks and is secured by all of the assets of the Company, including its aircraft and engine portfolio.  The Credit Facility can be expanded to a maximum of $180 million.

The unused amount of the Credit Facility was $27,600,000 and $16,600,000 as of September 30, 2015 and December 31, 2014, respectively.

The weighted average interest rate on the Credit Facility was 3.86% and 3.58% at September 30, 2015 and December 31, 2014, respectively.

5.  Contingencies

In the ordinary conduct of the Company's business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

6.  Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
Net income/(loss)	$3,362,500	$(11,797,800)	$1,255,000	$(8,247,000)
Weighted average shares outstanding for the period	1,543,257	1,543,257	1,543,257	1,543,257
Dilutive effect of warrants	8,924	-	5,212	-
Weighted average diluted shares used in calculation of diluted earnings/(loss) per share	1,552,181	1,543,257	1,548,469	1,543,257
Basic earnings/(loss) per share	$2.18	$(7.64)	$0.81	$(5.34)
Diluted earnings/(loss) per share	$2.17	$(7.64)	$0.81	$(5.34)

Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period, assuming exercise of warrants using the treasury stock method.  For the three months and nine months ended September 30, 2014, potentially outstanding shares of 28,927 and 36,497, respectively, were excluded from the calculation of diluted loss per share for the applicable period because the effect would have been anti-dilutive.

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

Following a review and negotiation conducted for the Company by a committee of its four independent directors, the Company reached a new ten-year management agreement with JMC in August 2015.  Under the management agreement, JMC continues to receive a monthly management fee based on the net asset value of the assets under management, with newly-added breakpoints in the management fee rate, based on portfolio size.  In return, JMC continues to assume full responsibility for payment for all employee salaries and benefits, outside technical services, worldwide travel needed to promote the Company's business, office space, utilities, IT and communications, furniture and fixtures, and other general administrative and overhead costs.  JMC also receives an acquisition fee for locating assets for the Company and may receive a remarketing fee in connection with the re-lease or sale of the Company's assets.

Fees incurred during the three months and nine months ended September 30, 2015 and 2014 were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
Management fees	$4,260,800	$3,864,900	$1,411,100	$1,205,000
Acquisition fees	-	1,400,000	-	420,000
Remarketing fees	517,600	64,000	93,400	-

8.  Subsequent Events

In October 2015, the Company recorded a gain of approximately $5,700,000 arising from the sale of two turboprop aircraft to their lessee.

In October 2015, the Company received a deposit and signed a purchase agreement for the sale of one of its regional jet aircraft that is held for sale.   The Company expects to deliver the aircraft during the fourth quarter of 2015.

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

For a discussion of the Company's accounting policies regarding maintenance reserves, refer to Note 1(e) to the Company's financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Quarter ended September 30, 2015 compared to the quarter ended September 30, 2014

The Company recorded net income of $1.3 million in the quarter ended September 30, 2015 compared to a net loss of $8.2 million in the same period of 2014.

Operating lease revenue increased 35% from $4.8 million in the quarter ended September 30, 2014 to $6.5 million in the third quarter of 2015, primarily as a result of revenue from assets purchased during 2014 and assets that were off lease in the 2014 period, but on lease in the 2015 period.  The effect of such increases was partially offset by the loss of revenue from assets that were on lease in the 2014 period but subject to finance leases in the 2015 period.

During the third quarter of 2015, consistent with its policy of selling older aircraft at the appropriate time, the Company sold three turboprop aircraft pursuant to sales-type finance leases and recorded $1.1 million of net gains on three sales-type finance leases, as compared to a net gain of $1.8 million on the sale of three aircraft in the same period in 2014.

The Company added no equipment to its portfolio during the third quarter of 2015, compared to approximately $17.2 million of equipment added to its lease portfolio in the same period in 2014.

As a result of asset acquisitions and sales from the third quarter of 2014 through the third quarter of 2015, as well as changes in residual value assumptions from year-to-year, depreciation increased by 32% in the 2015 period over the same period in the previous year and management fees, which also are based on the net asset value of the Company's aircraft and engines as well as finance lease receivable balances, were 17% higher for the third quarter of 2015 as compared to the same period in 2014.

The average net book value of assets held for lease during the third quarters of 2015 and 2014 was approximately $167.6 million and $162.8 million, respectively, representing an increase of 3%.  Average portfolio utilization increased from approximately 80% during the third quarter of 2014 to approximately 94% during the third quarter of 2015.

The Company's interest expense increased by 19% from $1.2 million in the third quarter of 2014 to $1.5 million in the same period of 2015, primarily as a result of a higher average Credit Facility balance.

The Company's maintenance expense decreased by 91% from $2.2 million in the third quarter of 2014 to $0.2 million in the same period of 2015, due to significantly lower maintenance performed by the Company on off-lease aircraft in the 2015 period compared to the 2014 period.

During the third quarter of 2014, the Company recorded approximately $11.7 million of impairment charges on its aircraft held for lease or sale.  The Company recorded no impairment charges during the third quarter of 2015.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

The Company recorded net income of $3.4 million in the nine months ended September 30, 2015 compared to a net loss of $11.8 million in the same period of 2014.

Operating lease revenue increased 21% from $16.0 million for the nine months ended September 30, 2014 to $19.3 million for the same period of 2015, primarily as a result of revenue from assets purchased during 2014 and assets that were off lease in the 2014 period, but on lease in the 2015 period.  The effect of such increases was partially offset by the loss of revenue from assets that were on lease in the 2014 period but off lease or sold pursuant to finance leases in the 2015 period and by asset sales during 2014.

During the nine months ended September 30, 2015, the Company recorded $5.6 million of net gains on sales and sales-type finance leases, as compared to net gains totaling $3.0 million from the sale of seven aircraft and one engine in the same period in 2014.

Maintenance reserves revenue decreased 83% from $3.4 million in the first nine months of 2014, when seven aircraft were returned to the Company, to $0.6 million in the first nine months of 2015, when two aircraft were returned.

The Company added no equipment to its portfolio during the first nine months of 2015.  The Company added three regional jet aircraft, one turboprop aircraft, and capital improvements on existing equipment to the Company's portfolio during the first nine months of 2014, as well as reclassifying two aircraft engines from finance lease receivables to aircraft and aircraft engines held for lease.  During the first nine months of 2015, consistent with its policy of selling older aircraft at the appropriate time, the Company sold a turboprop aircraft that had been held for sale and sold, pursuant to sales-type finance leases, an additional five turboprop aircraft that had been held for lease.  During the first nine months of 2014, the Company sold seven turboprop aircraft and an aircraft engine that had been held for lease.  As a result of these and other asset acquisitions and sales during the fourth quarter of 2014 and first three quarters of 2015, as well as changes in residual value assumptions from year-to-year, depreciation increased by 24% in the 2015 period over the previous year and management fees, which also are based on the net asset value of the Company's aircraft and engines as well as finance lease receivable balances, increased by 10% in the first nine months of 2015 as compared to the same period in 2014.

The average net book value of assets held for lease during the nine months ended September 30, 2015 and 2014 was approximately $176.1 million and $172.9 million, respectively, representing an increase of 2%.  Average portfolio utilization increased from approximately 80% during the first nine months of 2014 to approximately 91% during the same period in 2015.

The Company's interest expense increased by 27% from $3.8 million in the first nine months of 2014 to $4.8 million in the same period of 2015, primarily as a result of a higher average Credit Facility balance and increased amortization of debt issuance costs.

The Company's maintenance expense decreased by 48% from $5.8 million in the first nine months of 2014 to $3.0 million in the same period of 2015, primarily as a result of a decrease in one-time maintenance performed by the Company on off-lease aircraft to prepare them for re-lease.

The Company's professional fees, general and administrative and other expenses decreased by 36% from $1.5 million in the first nine months of 2014 to $1.0 million in the first nine months of 2015.  The 2014 period included one-time expenses incurred in connection with the return of six aircraft and two engines by one of the Company's customers when it ceased operations.

During the first nine months of 2015, the Company recorded an impairment charge of $0.1 million for one of its turboprop aircraft that is held for lease, based on its appraised value.  During the first nine months of 2014, the Company recorded impairment charges totaling $18.2 million for seven of its regional jet aircraft, five of which are held for sale and two that are on lease, as well as an impairment charge of $0.3 million for one of its turboprop aircraft.

The Company's insurance expense decreased by 68% from $1.0 million in the first nine months of 2014 to $0.3 million in the first nine months of 2015, primarily due to a negotiated retroactive reduction in insurance premiums charged on its off-lease assets, resulting in a reversal of accrued premiums payable in the 2015 period, as well as a reduction in premiums due to sales and re-leases of aircraft that were off lease during the first nine months of 2014 and no longer required off-lease insurance coverage in 2015 because they were sold or  leased.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a)  Credit Facility

The Company has a $150 million Credit Facility, as described in Note 4 to the Company's financial statements in Item 1 of this Quarterly Report on Form 10-Q.  The Company was in compliance with all covenants at September 30, 2015 and December 31, 2014.

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

Although the Company believes it will continue to be in compliance with all of the Credit Facility covenants, there can be no assurance of such compliance and, in the event of any non-compliance, the Company would need to seek waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in the Company's inability to borrow any further amounts under the Credit Facility, the acceleration of the Company's obligation to repay amounts previously borrowed under the Credit Facility, or foreclosure upon any or all of the assets of the Company.

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

Management fees paid by the Company are relatively predictable because they are based on the net asset value of the Company's portfolio and finance lease receivable balances.  As such, they also place the risk of increased costs for employee salaries and benefits, worldwide travel related to the management of the Company's aircraft portfolio, office rent, outside technical experts and other overhead expenses on JMC.

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

(i)  Operating activities

The Company's cash flow from operations increased by $6.0 million in the first nine months of 2015 compared to the same period of 2014.  As discussed below, the change in cash flow was primarily a result of an increase in payments received for operating lease revenue and maintenance reserves, and a decrease in payments for professional fees and general and administrative expenses, the effects of which were partially offset by an increase in payments for interest.

Payments for operating lease revenue and maintenance reserves

Rent receipts from lessees increased by $3.1 million in the first nine months of 2015 compared to the same period of 2014, primarily due to rent from assets purchased during 2014.

As of the date of this filing, the Company is receiving no lease revenue for three aircraft and three engines that are off lease, as well as for three turboprop aircraft that are on lease but for which the Company records revenue on a cash basis.  The total book value of these assets is $11.6 million, representing 7% of the Company's total assets held for lease.  One of the off-lease engines is being held as a spare and used in connection with required maintenance on several of the Company's regional jet aircraft.  In addition, two off-lease turboprop aircraft and five off-lease regional jet aircraft, with a total book value of $8.7 million, are being held for sale and not lease and are not generating any lease revenue.

Receipts for maintenance reserves increased by $1.4 million in the first nine months of 2015 compared to the same period of 2014, primarily due to reserves payments related to aircraft acquired in 2014 and payments received in connection with lease return conditions when two aircraft were returned to the Company in the 2015 period.

Payment for maintenance

Payments for maintenance decreased by $1.5 million in the first nine months of 2015 compared to the first nine months of 2014 as a result of less maintenance performed on aircraft to ready them for re-lease or sale in the 2015 period.

Payment for interest

Payments for interest increased by $0.9 million in the first nine months of 2015 compared to the first nine months of 2014 as a result of a higher average Credit Facility balance.

Payment for professional fees and general and administrative and other expenses

Payment for professional fees and general and administrative and other expenses decreased by $0.8 million in the first nine months of 2015 compared to the same period of 2014, primarily as a result of one-time expenses incurred in connection with the early return of six aircraft and two engines by one of the Company's customers in the 2014 period when it ceased operations.

(ii)  Investing activities

During the first nine months of 2015 and 2014, the Company received net cash of $3.5 million and $16.0 million, respectively, from the sale of assets.  During the first nine months of 2015, the Company used cash of $1.3 million for acquisitions related to aircraft acquired during the second half of 2014.  During the first nine months of 2014, the Company used cash of $47.3 million for aircraft purchases and related acquisition costs, and capital improvement of aircraft.

(iii)  Financing activities

The Company made additional borrowings of $0 and $43.9 million under the Credit Facility during the first nine months of 2015 and 2014, respectively.  In these same time periods, the Company repaid $11.0 million and $13.2 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow and the sale of assets.   During the nine months ended September 30, 2015 and 2014, the Company paid $0.1 million and $2.4 million, respectively, of debt issuance costs.

Outlook

(a)  General

While in certain areas of the world the air carrier industry is now beginning to experience growth after a period of contraction following the global downturn of recent years, other areas continue to experience slow recovery and failures of weaker air carrier competitors that were unable to survive the aftermath of the global downturn.  The ripple effects from a potential downturn in China could further exacerbate the economies of certain areas in which the Company does business.  Overall, the Company continues to expect to experience slow growth in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially in western Europe, as compared to periods before the global downturn.

The Company has identified three areas that could challenge the Company's growth and operating results by negatively affecting its collateral base and, therefore, its ability to access sources of financing:

•  The Company could experience (i) a delay in remarketing its assets, as well as (ii) lower rental rates for assets that are remarketed.  The Company expects that the customers for two engine leases that expire during the remainder of 2015 will choose to return the assets rather than renew the leases.  The Company believes that the customers for two aircraft leases that expire in 2016 will extend the leases.  Three of the Company's aircraft are subject to leases that expired in 2015, but the customer for those aircraft continues to operate them on a month-to-month basis.  The customer is delinquent in its payment obligations to the Company, and the Company accounts for lease revenue related to this customer on a cash basis.  The customer is working on a recovery plan with possible new ownership and management but, if it is not successful, the Company may be unable to collect amounts due and may incur substantial costs in connection with the return of the aircraft.

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

•  As a result of the current low-interest rate environment, competition in the Company's market niche has increased significantly as a result of new acquisition and leasing market entrants, some of which are funded by investment banks and private equity firms seeking higher yields on investment assets.  The increased competition has resulted in higher acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, has put downward pressure on lease rates, resulting in lower margins and, therefore, fewer acceptable acquisition opportunities for the Company.

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

In addition to five turboprop aircraft that are subject to finance leases, at October 31, 2015, the Company's aircraft and aircraft engines that were on lease or held for lease consisted of the following:

Type	Number owned	% of net book value
Turboprop aircraft	16	45%
Regional jet aircraft	8	49%
Engines	5	6%

For the month ended October 31, 2015, approximately 18%, 18% and 16% of the Company's operating lease revenue, which does not include interest income from finance leases, was derived from customers in the United States, Mozambique and Slovenia, respectively.  The table below sets forth geographic information about the Company's operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

Region	Number of lessees	% of operating lease revenue
Europe	4	28%
North America	2	27%
Africa	2	22%
Asia	3	14%
Australia	1	5%
Central and South America	2	4%

(c)  Remarketing Efforts

At September 30, 2015, the Company owns five older regional jet aircraft and two turboprop aircraft that are classified as held for sale and for which it is seeking sales opportunities.  During October 2015, the Company received a deposit and signed a purchase agreement for the sale of one of the regional jet aircraft.

The Company is seeking remarketing opportunities for three turboprop aircraft and two engines that are held for lease.  However, the Company is considering selling some or all of these assets.  The Company is analyzing the amount and timing of maintenance required to remarket the assets, the amount of which may differ significantly if the assets are sold rather than re-leased.

(d)  Credit Facility

The unused amount of the Credit Facility was $37.6 million as of the date of this filing.  Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates. The Company also believes that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and, if the Credit Facility is expanded from its current amount of $150 million to the maximum of $180 million, to fund anticipated acquisitions.  However, there can be no assurance the Company's beliefs will prove to be correct.

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

Notwithstanding that the Company was in compliance with all payment obligations under its Credit Facility, the Company was out of compliance with a number of financial ratio covenants under its Credit Facility at June 30, 2014 and September 30, 2014.   The Credit Facility was amended in August 2014 to cure the June 30, 2014 non-compliance and amended further in November 2014 to cure the September 30, 2014 non-compliance and to revise certain compliance requirements.  Although the Company believes it will continue to be in compliance with all of the covenants under the revised Credit Facility agreement, there can be no assurance of such compliance, and in the event of any non-compliance, the Company would need to seek further waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in the Company's inability to borrow any further amounts under the Credit Facility, the acceleration of the Company's obligation to repay amounts previously borrowed under the Credit Facility, or the foreclosure upon any or all of the assets of the Company.

Ownership Risks.  The Company's leases typically are for a period shorter than the entire, anticipated, remaining useful life of the leased assets.  The Company's recovery of its investment in an asset subject to such a lease is dependent upon the Company's ability to profitably re-lease or sell the asset after the expiration of the lease term.  This ability is affected by worldwide economic conditions, general aircraft market conditions, regulatory changes, changes in the supply or cost of aircraft equipment and technological developments that may cause the asset to become obsolete. If the Company is unable to remarket its assets on favorable terms when the leases for such assets expire, the Company's financial condition, cash flow, ability to service debt and results of operations could be adversely affected.

The Company typically acquires used aircraft equipment.  The market for used aircraft equipment has been cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry.  The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, airline consolidations, the number of new aircraft on order and the number of aircraft coming off lease, as well as introduction of new aircraft models and types that may be more technologically advanced, more fuel efficient and/or less costly to maintain and operate.  Values may also increase or decrease for certain aircraft types that become more or less desirable based on market conditions and changing airline capacity.

In addition, a successful investment in an asset subject to a lease depends in part upon having the asset returned by the lessee in the condition as required under the lease, which the Company strives to achieve through onsite management during the return process.  Each lease typically obligates a customer to return an asset to the Company in a specified condition, generally in equal or better condition than at delivery to the lessee.  If the lessee were to become insolvent during the term of its lease and the Company had to repossess the asset, it is unlikely that the lessee would have the financial ability to meet these return obligations.  Alternatively, if the lessee filed for bankruptcy and rejected the aircraft lease, the lessee would be required to return the aircraft but would be relieved from further lease obligations, including return conditions specified in the lease.  In either case, it is likely that the Company would be required to expend funds in excess of any maintenance reserves collected to return the asset to a remarketable condition.

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

Competition.  The aircraft leasing industry is highly competitive.  The Company competes with aircraft manufacturers, distributors, airlines and aircraft operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources.   The Company believes that it is competitive because of JMC's expertise and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.  This market segment, which in many cases involves customers that are private companies without well-established third party credit ratings, is not well served by large financial institutions.  JMC has developed a reputation as a competent global participant in this segment of the market, and the Company believes that JMC's reputation benefits the Company.  Competition in the Company's market niche, however, has increased significantly recently as a result of new entrants to the acquisition and leasing market.  As competition increases, it has and will likely continue to create upward pressure on acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, create downward pressure on lease rates, resulting in lower margins for the Company and, therefore, fewer acceptable acquisition opportunities for the Company.

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

General Economic Conditions and Lowered Demand for Travel. The Company's business is dependent upon general economic conditions and the strength of the travel and transportation industry.  The industry is continuing to experience financial difficulty due to the slow recovery in the global economy.  The spread of a disease epidemic, the threat or execution of a terrorist attack against aviation, a worsening financial/bank crisis in Europe, a natural event that interrupts air traffic, military conflict, political crises or other events that cause a prolonged spike in fuel prices, or other like events could exacerbate an already weakened condition and lead to widespread failures in the air carrier industry.  The ripple effects from a potential downturn in China could further exacerbate the economies of certain areas in which the Company does business.  If lessees experience financial difficulties and are unable to meet lease obligations, this will, in turn, negatively affect the Company's financial performance.

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

It is possible that the Company may enter into deferral agreements for overdue lessee obligations. When a customer requests a deferral of lease obligations, the Company evaluates the lessee's financial plan, the likelihood that the lessee can remain a viable carrier, and whether the deferral will be repaid according to the agreed schedule.  The Company may elect to record the deferred rent and reserve payments from the lessee on a cash basis, which could have a material effect on the Company's financial results in the applicable periods.  Deferral agreements with lessees also reduce the Company's borrowing capacity under its Credit Facility.

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

Concentration of Lessees and Aircraft Type. For the month ended October 31, 2015, the Company's three largest customers accounted for a total of approximately 62% of the Company's monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company's financial results and borrowing base under the Credit Facility, and, therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company's revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any such failure, to be in compliance, the Company would need to seek waivers or amendment of the applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Engine Leasing Risk.    Because engine leasing, absent a long-term triple net lease, is inherently riskier than aircraft leasing, the Company does not focus on this segment. The Company, however, currently has five engines in its portfolio, making up 6% of the Company's total net book value of aircraft and aircraft engines held for lease. The Company may from time to time lease one or more of these engines to lessees under industry standard short-term engine leases, which place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer's warranty or is not otherwise caused by circumstances that the lessee is required to cover, the Company's investment in the engine could be a significant loss or the Company might incur a significant maintenance expense.

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

Reliance on JMC.  All management of the Company is performed by JMC under a Management Agreement between the Company and JMC that expires in August of 2025 and provides for an asset-based management fee.  JMC is not a fiduciary of the Company or its stockholders. The Company's Board of Directors (the "Board") has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company's relationship with JMC and the performance of JMC's obligations to the Company under the Management Agreement, as it would have for any third party service provider to the Company.  While JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, all of the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and its stockholders.  In addition, certain officers of the Company hold significant ownership positions in the Company and JHC, the parent company of JMC, and JHC is the Company's largest shareholder.   Therefore, the economic interests of the Company should be aligned with the interests of JHC and JMC, and JMC should have substantial incentive to make financial decisions as the management company for the Company that are in the best interests of the Company.

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

Warrants.  As part of a subordinated debt financing, which was fully repaid in December of 2011, the Company issued warrants to purchase up to 81,224 shares of the Company's common stock that are currently exercisable (and expire on December 31, 2015) and represent approximately 5% of the post-exercise fully diluted capitalization of the Company.  The exercise price of the warrants is $8.75 per share.  If the warrants to purchase shares are exercised at a time when the exercise price is less than the market price of the Company's common stock, there will be dilution to the existing holders of common stock.  This dilution of the Company's common stock could depress its trading price.  The Company is also subject to certain requirements to file a registration statement pursuant to the Securities Act of 1933, as amended, with respect to the shares issuable upon exercise of the warrants.

Possible Volatility of Stock Price.  The market price of the Company's common stock is subject to fluctuations following developments relating to the Company's operating results, changes in general conditions in the economy, the financial markets, the airline industry, changes in accounting principles or tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, or arising from other investor sentiment unknown to the Company.  Because the Company has a relatively small capitalization of approximately 1.5 million shares outstanding, there is a correspondingly limited amount of trading and float of the Company's shares.  Consequently, the Company's stock price is more sensitive to a single large trade or a small number of simultaneous trades along the same trend than a company with larger capitalization and higher trading volume and float.

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

The Company's management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's Disclosure Controls and concluded that the Company's Disclosure Controls were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting.  No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description
10.24
Management Agreement between the Company and JetFleet Management Corp. dated August 17, 2015, incorporated by reference to Exhibit 99.1 to the Report on Form 8-K filed by the Company with the Securities & Exchange Commission on August 17, 2015

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

AEROCENTURY CORP.
Date: November 12, 2015	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer