Form 10-K
period 2015-12-31
AEROCENTURY CORP
filed 2016-03-11
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:  001-13387
AeroCentury Corp.
(Exact name of Registrant as Specified in Its Charter)

Delaware	94-3263974
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1440 Chapin Avenue, Suite 310
Burlingame, California 94010
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (650) 340-1888
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NYSE MKT Exchange

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
Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐
Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price as of June 30, 2015) was $10,025,500.

The number of shares of the Registrant's Common Stock outstanding as of March 11, 2016 was 1,566,699.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders.  Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include these statements: (i) in Part I, Item 1, "Business of the Company," that the Company can purchase assets at an appropriate price and maintain an acceptable overall on-lease rate for the Company's assets; that it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies; (ii) in Part I, Item 1, "Working Capital Needs," that the Company will have sufficient cash flow or borrowing availability to fund maintenance costs; (iii) in Part I, Item 1, "Environmental Matters," that neither compliance with federal, state and local provisions regulating discharge of greenhouse gas emissions (including carbon dioxide (CO2)) in the environment and/or aircraft noise regulations, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on the Company's capital expenditures, financial condition, results of operations or competitive position; (iv) in Part I, Item 3, "Legal Proceedings," that none of the current litigation, if resolved adverse to the Company, is anticipated to have a material adverse effect on the Company; (v) in Part II, Item 7,  "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources," that the Company will be in compliance with all of its credit facility covenants at future calculation dates; and that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility due to borrowing base limitations; (vi) in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Outlook," that the Company continues to expect to experience slow growth in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially in western Europe, as compared to periods before the global downturn; that the customers for two aircraft leases and two engine leases that expire in 2016 will choose to return the assets rather than renew the leases; that the Company will be in compliance with all of its Credit Facility covenants; and that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and, if it is expanded to the maximum of $180 million, to fund anticipated acquisitions; (vii) in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results," that the Company will be in compliance with all of its credit facility covenants; that the Company will have sufficient cash funds to make any required principal repayment that arises due to borrowing limitations; that most of the Company's growth will be outside North America; that the Company intends to focus solely on regional aircraft; that the overall industry experience of JMC's personnel and its technical resources should permit the Company to effectively manage new aircraft types; that management will be able to keep the Company's operational activities unchanged and the Company on track with its current business plan while the CEO successor search is ongoing; that effective mitigating factors exist against undue compensation-incented risk-taking by JMC; that the burden and cost of complying with regulatory requirements will fall primarily upon lessees of equipment; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company has sufficient cyber-security measures in place; that the Company's main vulnerability would be interruption to email communication, loss of archives and loss of document sharing; and that sufficient replacement mechanisms exist such that there would not be a material adverse financial impact on the Company's business; and (viii) in Part II, Item 8, "Financial Statements," that the Company expects to receive insurance proceeds in early 2016 and that it expects to utilize net operating loss carryovers in future years.

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

Item 1.    Business.

Business of the Company

AeroCentury Corp., a Delaware corporation incorporated in 1997 (the "Company"), typically acquires used regional aircraft and aircraft engines for lease to regional carriers worldwide.

The business of the Company is managed by JetFleet Management Corp. ("JMC"), pursuant to a management agreement (the "Management Agreement") with JMC.  JMC is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company.

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

The Company's success in achieving its objective depends in large part on its success in three areas: asset selection, lessee selection and obtaining financing for acquisition of aircraft and engines.

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

The Company generally targets used regional aircraft and engines with purchase prices between $5 million and $20 million, and lease terms of three to ten years.  In determining assets for acquisition, the Company evaluates, among other things, the type of asset, its current price and projected future value, its versatility or specialized uses, the current and projected availability of and demand for that asset, and the type and number of future potential lessees.  Because JMC has extensive experience in purchasing, leasing and selling used regional aircraft and engines, the Company believes it can purchase these assets at an appropriate price and maintain an acceptable overall on-lease rate for the Company's assets.

In order to improve the remarketability of an aircraft after expiration of a lease, the Company's leases generally contain provisions that require lessees to either return the aircraft in a condition that allows the Company to expediently re-lease or sell the aircraft, or pay sufficient amounts based on usage under the lease to cover any maintenance or overhaul of the aircraft required to bring the aircraft to such a state.

When considering whether to enter into transactions with a lessee, the Company generally reviews the lessee's creditworthiness, growth prospects, financial status and backing; the experience of its management; and the impact of legal and regulatory matters in the lessee's market, all of which are weighed in determining the lease terms offered to the lessee. In addition, it is the Company's policy to monitor the lessee's business and financial performance closely throughout the term of the lease, and, if requested, provide assistance drawn from the experience of the Company's management in many areas of the air carrier industry.  Because of its "hands-on" approach to portfolio management, the Company believes it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies.

The Company has funded its asset acquisitions primarily through debt financing supplemented by free cash flow.  The Company's primary source of debt financing has been a secured credit facility.  The Company's current credit facility ("Credit Facility") is provided by a syndicate of banks, with MUFG Union Bank, N.A. as agent, and expires on May 31, 2019.

Working Capital Needs

The Company's portfolio of assets has historically generated revenues that have exceeded the Company's cash expenses, which consist mainly of management fees, maintenance costs, principal and interest payments on debt, professional fees, and insurance premiums.

The management fees paid by the Company to JMC are based upon the book value of the Company's asset pool. Maintenance costs for off-lease aircraft are recognized as expenses as incurred, while reimbursement of lessee maintenance costs from previously collected maintenance reserves reduce the Company's maintenance reserves liability. Interest expense is dependent on both the balance of the Company's indebtedness and applicable interest rates.  Professional fees are paid to third parties for expenses not covered by JMC under the Management Agreement.  Insurance expense includes amounts paid for directors and officers insurance, as well as product liability insurance and aircraft hull insurance for periods when an aircraft is off lease.

So long as the Company succeeds in keeping the majority of its assets on lease and interest rates do not rise significantly and rapidly, the Company's cash flow should continue to be sufficient to cover its expenses and provide excess cash flow.  If the Company incurs unusually large maintenance costs or reimbursements for maintenance in any given period, the Company expects it will have sufficient cash flow or borrowing availability under its credit facility to fund such maintenance.

Competition

The Company competes with other leasing companies, banks, financial institutions, private equity firms, and aircraft leasing syndicates for customers that generally are regional commercial aircraft operators seeking to lease aircraft under operating leases.  Competition has increased as competitors who have traditionally neglected the regional air carrier market have begun to focus on that market.  Because competition is largely based on price and lease terms, the entry of new competitors into the market, and/or the entry of traditional large aircraft lessors into the regional aircraft niche, particularly those with greater access to capital markets than the Company, could lead to fewer acquisition opportunities for the Company and/or lease terms less favorable to the Company, as well as fewer renewals of existing leases or new leases of existing aircraft, all of which could lead to lower revenues, profitability and cash flow for the Company.

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

Dependence on Significant Customers

For the year ended December 31, 2015, the Company's three largest customers accounted for 17%, 16% and 15% of lease revenue.  For the year ended December 31, 2014, the Company's four largest customers accounted for 20%, 18%, 14% and 11% of lease revenue.  Concentration of credit risk with respect to lease receivables will diminish in the future only if the Company is able to re-lease assets currently on lease to significant customers to new customers and/or acquire assets for lease to new customers.

Environmental Matters

Neither compliance with federal, state and local provisions regulating discharge of greenhouse gas emissions (including carbon dioxide (CO2)) in the environment and/or aircraft noise regulations, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on the Company's capital expenditures, financial condition, results of operations or competitive position.

Employees

Under the Company's Management Agreement with JMC, JMC is responsible for all administration and management of the Company.  Consequently, the Company does not have any employees.

Available Information

The headquarters of AeroCentury Corp. is located at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010.  The main telephone number is (650) 340-1888.  The Company's website is located at: http://www.aerocentury.com.

The Company is subject to the reporting requirements of the Securities Exchange Act (the "Exchange Act"). Therefore, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC").  Copies of these materials, filed by us with the SEC, are available free of charge on the Company's website at www.aerocentury.com through the Investor Relations link (SEC Filings).  The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide this information.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2015, the Company did not own or lease any real property, plant or materially important physical properties.  The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010.  However, since the Company has no employees and the Company's portfolio of leased aircraft assets is managed and administered under the terms of the Management Agreement with JMC, all office facilities are provided by JMC.

For information regarding the aircraft and aircraft engines owned by the Company, refer to Note 3 to the Company's financial statements in Item 8 of this Annual Report on Form 10-K.

Item 3.    Legal Proceedings.

The Company from time to time engages in ordinary course litigation relating to lease collection matters against defaulting lessees and mechanic's lien claims by vendors hired by lessees. None of the current litigation, if resolved adverse to the Company, is anticipated to have a material adverse effect on the Company's financial condition or results of operations.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities.

The shares of the Company's Common Stock are traded on the NYSE MKT exchange ("NYSE MKT") under the symbol "ACY."

Market Information

The Company's Common Stock has been traded on the NYSE MKT since January 16, 1998.  The following table sets forth the high and low sales prices reported on the NYSE MKT for the Company's Common Stock for the periods indicated:

Period	High	Low
Fiscal year ended December 31, 2015:
Fourth Quarter	$13.00	$8.21
Third Quarter	13.00	7.70
Second Quarter	13.45	8.01
First Quarter	14.00	7.61
Fiscal year ended December 31, 2014:
Fourth Quarter	$11.82	$8.05
Third Quarter	16.40	10.90
Second Quarter	18.90	15.25
First Quarter	19.00	15.03

On March 9, 2016, the closing sale price of the Company's Common Stock on the NYSE MKT exchange was $13.92 per share.

Sale of Unregistered Securities

In April 2007, the Company issued warrants to purchase up to 81,224 shares of the Company's Common Stock at $8.75 per share.  On December 16, 2015, the holders of the warrants exercised all warrants outstanding on a "cashless" basis, resulting in the issuance on that date of 23,442 net shares of Common Stock. Such shares of Common Stock were issued pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"), and no underwriters were used in connection with the warrant exercise.  For additional information related to the warrants, see Note 10 and Note 12 of Notes to Financial Statements included in this Report.  The 23,442 shares issued to the holders of the warrants may be resold by such holders under an exemption from registration provided by Rule 144 under the Securities Act.

Number of Security Holders

According to the Company's transfer agent, the Company had approximately 1,400 stockholders of record as of March 11, 2016.  Because brokers and other institutions on behalf of beneficial stockholders hold many of the Company's shares of Common Stock, the Company is unable to estimate the total number of beneficial stockholders represented by those record holders.

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

Stockholder Rights Plan

For information regarding the Company's stockholder rights plan, refer to Note 8 to the Company's financial statements in Item 8 of this Annual Report on Form 10-K.

Item 6.    Selected Financial Data.

This report does not include information described under Item 301 of Regulation S-K pursuant to the rules of the SEC that permit "smaller reporting companies" to omit such information.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company owns regional aircraft and engines, which are typically leased to customers under triple net leases with terms that are less than the useful life of the assets.  A "triple net operating lease" is an operating lease under which, in addition to monthly rental payments, the lessee is generally responsible for the taxes, insurance and maintenance and repair of the aircraft arising from the use and operation of the aircraft during the term of the lease.  The acquisition of such equipment is generally made using debt financing. The Company's profitability and cash flow are dependent in large part upon its ability to acquire equipment, obtain and maintain favorable lease rates on such equipment, and re-lease or sell equipment that comes off lease.  The Company is subject to the credit risk of its lessees, both as to collection of rental payments and as to performance by lessees of their obligations to maintain the equipment.  Since lease rates for assets in the Company's portfolio generally decline as assets age, the Company's ability to maintain and grow revenue and earnings is primarily dependent upon the Company's ability to acquire and lease additional assets.

The Company's primary uses of cash are for purchases of aircraft and engines, maintenance, debt service payments, management fees, insurance and professional fees.

The Company's most significant non-cash expenses include aircraft and engine depreciation, amortization of costs associated with the Company's indebtedness, which is included in interest expense, and, in some years, impairment provisions, which are affected by significant estimates.

Critical Accounting Policies, Judgments and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company's operating results and financial position could be materially affected.  For a discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 1 to the Company's financial statements in Item 8 of this Annual Report on Form 10-K.

For a discussion of the Company's accounting policies regarding maintenance reserves, refer to Note 1(m) to the Company's financial statements in Item 8 of this Annual Report on Form 10-K.

Results of Operations

The Company recorded net income of $6.4 million in 2015 compared to a net loss of $11.3 million in 2014.

Operating lease revenue increased 16% to $25.5 million in 2015 from $21.9 million in 2014, primarily as a result of revenue from assets purchased during 2014 and assets that were off lease in 2014, but on lease in 2015.  The effect of such increases was partially offset by the loss of revenue from assets that were on lease in 2014 but off lease or sold pursuant to finance leases in 2015 and by asset sales during 2014 and 2015.

During 2015, the Company recorded $6.8 million of net gains on sales, reflecting the sale of four aircraft, as compared to net gains totaling $3.1 million from the sale of nine aircraft and one engine in 2014.  During 2015, the Company also recorded $5.2 million of net gains on sales-type finance leases related to five aircraft.  The Company recorded no gains on sales-type finance leases in 2014.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time.  Maintenance reserves revenue decreased 83% to $0.6 million in 2015, when two aircraft were returned to the Company, from $3.4 million in 2014, when seven aircraft were returned.

Although the Company paid acquisitions costs in 2015 related to 2014 asset acquisitions, the Company added no equipment to its portfolio during 2015.  The Company added five regional jet aircraft, one turboprop aircraft, and capital improvements on existing equipment to the Company's portfolio during 2014, as well as reclassifying two aircraft engines from finance lease receivables to aircraft and aircraft engines held for lease.  During 2015, consistent with its policy of selling older aircraft at the appropriate time, the Company sold a turboprop aircraft that had been held for sale, sold two turboprop aircraft to their lessee, and sold, pursuant to sales-type finance leases, an additional five turboprop aircraft that had been held for lease.  During 2014, the Company sold nine turboprop aircraft and an aircraft engine that had been held for lease.  As a result of these and other asset acquisitions and sales during 2014 and 2015, as well as changes in residual value assumptions from year-to-year, depreciation increased by 24% in 2015 over the previous year.

During 2014, JMC waived its fourth quarter management fees of approximately $1.2 million.  Primarily as a result of that waiver, management fees, which are based on the net book value of the Company's aircraft and engines as well as finance lease receivable balances, increased by 44% in 2015 as compared to 2014.  There were no waivers of management fees in 2015.

The average net book value of assets held for lease during 2015 and 2014 was approximately $171.0 million and $171.7 million, respectively.  Average portfolio utilization increased to approximately 92% during 2015 from approximately 82% during 2014.

The Company's interest expense increased by 20% to $6.1 million in 2015 from $5.1 million in 2014, primarily as a result of a higher average Credit Facility balance and increased amortization of debt issuance costs.

The Company's maintenance expense decreased by 38% to $4.7 million in 2015 from $7.5 million in 2014, primarily as a result of a decrease in one-time maintenance performed by the Company on off-lease aircraft to prepare them for re-lease.

During 2015, the Company recorded impairment charges of (i) $0.2 million for one of its turboprop aircraft that is held for lease, based on its appraised value, (ii) $0.8 million for its four regional jet aircraft that are held for sale, based on estimated sales proceeds, and (iii) $0.3 million for one of its turboprop aircraft that is held for sale, based on estimated proceeds to be received from a consignment vendor that is selling the aircraft in parts.  During 2014, the Company recorded impairment charges totaling $18.2 million for seven of its regional jet aircraft, five of which were held for sale and two that were on lease, as well as impairment charges of $0.5 million for three of its turboprop aircraft, one of which was held for sale and two of which were held for lease.

The Company's professional fees, general and administrative and other expenses decreased by 31% to $1.2 million in 2015 from $1.7 million in 2014.  The 2014 period included one-time expenses incurred in connection with the return of six aircraft and two engines by one of the Company's customers when it ceased operations.

The Company's insurance expense decreased by 67% to $0.4 million in 2015 from $1.3 million in 2014, primarily due to a negotiated retroactive reduction in insurance premiums charged on its off-lease assets, resulting in a reversal of accrued premiums payable in 2015, as well as a reduction in premiums due to sales and re-leases of aircraft that were off lease during 2014.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a)  Credit Facility

The Company has a $150 million Credit Facility, as described in Note 6 to the Company's financial statements in Item 1 of this Annual Report on Form 10-K.  The Company was in compliance with all covenants at December 31, 2015 and December 31, 2014.

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

Although the Company believes it will continue to be in compliance with all of the Credit Facility covenants, there can be no assurance of such compliance and, in the event of any non-compliance, the Company would need to seek waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in the Company's inability to borrow any further amounts under the Credit Facility, the acceleration of the Company's obligation to repay amounts borrowed under the Credit Facility, or foreclosure upon any or all of the assets of the Company.

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

(i)  Operating activities

The Company's cash flow from operations increased by $5.3 million in 2015 compared to 2014.  As discussed below, the increase in cash flow was primarily a result of an increase in payments received for operating lease revenue and maintenance reserves and decreases in payments for maintenance and professional fees and general and administrative expenses, the effects of which were partially offset by an increase in payments for interest and management fees.

Payments for operating lease revenue and maintenance reserves

Rent receipts from lessees increased by $2.7 million in 2015 compared to 2014, primarily due to rent from assets purchased and leased to customers during 2014.

As of the date of this filing, the Company is receiving no lease revenue for six aircraft and three engines that are off lease.  The total book value of these assets is $11.4 million, representing 7% of the Company's total assets held for lease.  One of the off-lease engines is being held as a spare and to be used in connection with required maintenance on several of the Company's regional jet aircraft.  In addition, an off-lease turboprop aircraft and two off-lease regional jet aircraft, with a total book value of $2.9 million, are being held for sale and are not generating any lease revenue.

Receipts for maintenance reserves increased by $1.6 million in 2015 compared to 2014, primarily due to reserves payments related to aircraft acquired in 2014 and payments received in connection with lease return conditions when two aircraft were returned to the Company in 2015.

Payment for maintenance

Payments for maintenance decreased by $1.8 million in 2015 compared to 2014 as a result of less maintenance performed on aircraft to ready them for re-lease or sale in the 2015 period.

Payment for interest

Payments for interest increased by $0.9 million in 2015 compared to 2014 as a result of a higher average Credit Facility balance during 2015.

Payment for professional fees and general and administrative and other expenses

Payment for professional fees and general and administrative and other expenses decreased by $0.8 million in 2015 compared to 2014, primarily as a result of one-time expenses incurred in connection with the early return of six aircraft and two engines by one of the Company's customers in the 2014 period when it ceased operations.

Payment for management fees

Payment for management fees increased by $1.2 million in 2015 compared to 2014, primarily as a result of JMC's waiver of its management fees during the fourth quarter of 2014.

(ii)  Investing activities

During 2015 and 2014, the Company received net cash of $14.7 million and $16.2 million, respectively, from the sale of assets.  During 2015, the Company used cash of $1.3 million for acquisitions related to aircraft acquired during the second half of 2014.  During 2014, the Company used cash of $74.5 million for aircraft purchases and related acquisition costs, and capital improvement of aircraft.

(iii)  Financing activities

The Company made additional borrowings of $0 and $71.1 million under the Credit Facility during 2015 and 2014, respectively.  In these same time periods, the Company repaid $23.0 million and $15.2 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow and the sale of assets.  During 2015 and 2014, the Company paid $0.1 million and $3.0 million, respectively, of debt issuance costs.

Outlook

(a)  General

While in certain areas of the world the air carrier industry is now beginning to experience growth after a period of contraction following the global downturn of recent years, other areas continue to experience slow recovery and failures of weaker air carrier competitors that were unable to survive the aftermath of the global downturn.  The slowdown in the Chinese economy appears to be affecting certain regions and a prolonged downturn could have global financial ramifications and further exacerbate the economies of certain areas in which the Company does business which rely heavily on trade with China.  Overall, the Company continues to expect to experience slow growth in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially in western Europe, as compared to periods before the global downturn.

The Company has identified three areas that could challenge the Company's growth and operating results by negatively affecting its collateral base and, therefore, its ability to access sources of financing:

• The Company could experience (i) a delay in remarketing its assets, as well as (ii) lower rental rates for assets that are remarketed.  The Company expects that the customers for two aircraft leases and two engine leases that expire in 2016 will choose to return the assets rather than renew the leases.

•  Lessees that are located in low- or no-growth areas of the world carry heightened risk of an unanticipated lessee default.  A lessee's default and the unscheduled return of an asset to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee's default on its maintenance and return condition obligations.  The Company monitors the performance of all of its customers and has noted that several of the Company's customers continue to experience weakened operating results and have not yet achieved financial stability.

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

In addition to five turboprop aircraft that are subject to finance leases, at February 29, 2016, the Company's aircraft and aircraft engines that were on lease or held for lease consisted of the following:

Type	Number owned	% of net book value
Turboprop aircraft	16	45%
Regional jet aircraft	8	49%
Engines	5	6%

For the month ended February 29, 2016, approximately 18%, 18% and 17% of the Company's operating lease revenue, which does not include interest income from finance leases, was derived from customers in the United States, Mozambique and Slovenia, respectively.  The table below sets forth geographic information about the Company's operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

Region	Number of lessees	% of operating lease revenue
Europe	4	28%
North America	2	28%
Africa	2	22%
Asia	3	14%
Australia	1	5%
Central and South America	2	3%

(c)  Remarketing Efforts

The Company currently owns two older regional jet aircraft that are classified as held for sale and for which the Company has a signed purchase agreement and deposit.  The Company also owns a turboprop aircraft that is held for sale, for which the Company is seeking sales opportunities.

The Company is seeking remarketing opportunities for six turboprop aircraft, three of which the Company repossessed in early 2016, and two engines that are held for lease.  However, the Company is considering selling some or all of these assets.  The Company is analyzing the amount and timing of maintenance required to remarket the assets, the amount of which may differ significantly if the assets are sold rather than re-leased.

(d)  Credit Facility

The unused amount of the Credit Facility was $46.1 million as of the date of this filing.  Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates. The Company also believes that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and, if the Credit Facility is expanded from its current amount of $150 million to the maximum of $180 million, to fund anticipated acquisitions.  However, there can be no assurance the Company's beliefs will prove to be correct.

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

Although the Company believes it will continue to be in compliance with all of the covenants under the Credit Facility agreement, there can be no assurance of such compliance, and in the event of any non-compliance, the Company would need to seek further waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in the Company's inability to borrow any further amounts under the Credit Facility, the acceleration of the Company's obligation to repay amounts previously borrowed under the Credit Facility, or the foreclosure upon any or all of the assets of the Company.

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

Risks Related to Regional Air Carriers.  The Company's continued focus on its customer base of regional air carriers subjects the Company to additional risks.  Some of the lessees in the regional air carrier market are companies that are start-up, low-capital, and/or low-margin operators.  Often, the success of such carriers depends on contractual arrangements with major trunk carriers or industrial customers such as mining or oil companies, or franchises from governmental agencies that provide subsidies for operating essential air routes.  Such arrangements may be subject to termination or cancellation on short notice.  Regional carriers, even if financially strong, that are affiliated with an established major carrier can also be swept into bankruptcy if the major carrier files for bankruptcy or becomes insolvent.  Four of the Company's regional air carrier customers filed for bankruptcy in 2012 and 2013, and a Thai regional carrier that leased six aircraft and two engines from the Company ceased operations in 2014 after the institution of martial law, which damaged the aviation sector in Thailand and resulted in decreased demand for air travel.

Credit Facility Debt Limitations. The amount available to be borrowed under the Credit Facility is limited by asset-specific advance rates.  Lessee arrearages or asset off-lease periods may reduce the advance rate for the related assets and, therefore, the permitted borrowing under the facility.  Amounts subject to payment deferral agreements also reduce the amount of permitted borrowing.  The Company believes it will have sufficient cash funds to make any required principal repayment that arises due to any such borrowing limitations.

Availability of Financing. The Company's continued growth will depend on its ability to continue to obtain capital, either through debt or equity financings. There can be no assurance that the Company will succeed in obtaining capital in the future at terms favorable to the Company.

General Economic Conditions and Lowered Demand for Travel. The Company's business is dependent upon general economic conditions and the strength of the travel and transportation industry.  In certain geographic regions, the industry is continuing to experience financial difficulty due to the slow recovery in the global economy.  The spread of a disease epidemic, the threat or execution of a terrorist attack against aviation, a worsening financial/bank crisis in Europe, a natural event that interrupts air traffic, military conflict, political crises or other events that cause a prolonged spike in fuel prices, or other like events could exacerbate an already weakened condition and lead to widespread failures in the air carrier industry.  Any ripple effects from the slowdown in China could further exacerbate the economies of certain areas in which the Company does business.  If lessees experience financial difficulties and are unable to meet lease obligations, this will, in turn, negatively affect the Company's financial performance.

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

Concentration of Lessees and Aircraft Type. For the month ended February 29, 2016, the Company's three largest customers accounted for a total of approximately 53% of the Company's monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company's financial results and borrowing base under the Credit Facility, and, therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company's revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any non-compliance that is not cured in the time permitted under the Credit Facility, the Company would need to seek waivers or amendment of the applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Engine Leasing Risk.  Because engine leasing, absent a long-term triple net lease, is viewed as inherently riskier than aircraft leasing, the Company does not focus on this segment. The Company, however, currently has five engines in its portfolio, making up 6% of the Company's total net book value of aircraft and aircraft engines held for lease. The Company may from time to time lease one or more of these engines to lessees under industry standard short-term engine leases, which place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer's warranty or is not otherwise caused by circumstances that the lessee is required to cover, the Company's investment in the engine could be a significant loss or the Company might incur a significant maintenance expense.

Reliance on JMC.  All management of the Company is performed by JMC under a Management Agreement between the Company and JMC that expires in August of 2025 and provides for an asset-based management fee.  JMC is not a fiduciary of the Company or its stockholders. The Company's Board of Directors (the "Board") has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company's relationship with JMC and the performance of JMC's obligations to the Company under the Management Agreement, as it would have for any third party service provider to the Company.  While JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, all of the officers of JMC are also officers of the Company, and in that capacity owe fiduciary duties to the Company and its stockholders.  In addition, an officer of the Company holds significant ownership positions in the Company and JHC, the parent company of JMC, and JHC is the Company's largest shareholder.   Therefore, the economic interests of the Company should be aligned with the interests of JHC and JMC, and JMC should have substantial incentive to make financial decisions as the management company for the Company that are in the best interests of the Company.

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

Leadership Succession.  The death of Neal Crispin, the Company's founder, Chief Executive Officer and Chairman of the Board of the Company and JMC will present challenges for the Company.  JMC and the Company will miss the vision and experienced leadership of Mr. Crispin in his roles of both companies.  The search for a successor may require a significant devotion of time and resources by senior management and the Board of Directors and could divert attention from the conduct of the Company's business, as it will require a joint effort by JMC, in its capacity as the Management Company, and the Company, including its independent directors.  Management believes, however, that because Ms. Toni M. Perazzo, who has assumed the role of interim President and Chair of the Board, and other members of senior management, have each had a long tenure with the Company while under Mr. Crispin's direction, management will be able to keep the Company's operational activities unchanged and the Company on track with its current business plan while a successor search is ongoing.  There can be no assurance that the death of Mr. Crispin will not have a negative effect on the Company's operational activities or that a suitable successor to Mr. Crispin will be hired in the near term.  As Ms. Perazzo will be assuming on an interim basis the role of Chief Executive Officer in addition to the role of Chief Financial Officer, while she is serving both roles, there will not be a division of responsibility for the executive and financial oversight of the Company until a successor Chief Executive Officer is appointed.

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

Item 8.    Financial Statements and Supplementary Data.

(a)  Financial Statements and Schedules

(1)  Financial statements for the Company:
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2015 and 2014
Statements of Operations for the Years Ended December 31, 2015 and 2014
Statements of Stockholders' Equity for the Years Ended December 31, 2015 and 2014
Statements of Cash Flows for the Years Ended December 31, 2015 and 2014
Notes to Financial Statements

(2)  Schedules:

All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AeroCentury Corp.
Burlingame, California

We have audited the accompanying balance sheets of AeroCentury Corp. (the "Company") as of December 31, 2015 and 2014 and the related statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury Corp. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1(o) to the financial statements, the Company changed its method of presentation of debt issuance costs in 2015 due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs. This change was applied retrospectively to all periods presented.

/s/ BDO USA, LLP
San Francisco, California
March 11, 2016

Item 8.  Financial Statements and Supplementary Data.

AeroCentury Corp.
Balance Sheets

ASSETS
	December 31,	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$2,721,000	$1,840,500
Accounts receivable, including deferred rent of $359,200 and $111,300 at December 31, 2015 and December 31, 2014, respectively	5,693,500	2,128,600
Finance leases receivable	11,895,600	-
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $31,074,600 and $38,962,800 at December 31, 2015 and December 31, 2014, respectively	155,258,100	186,762,600
Assets held for sale	5,228,400	6,522,900
Prepaid expenses and other	228,400	415,900
Total assets	$181,025,000	$197,670,500
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,138,400	$2,818,200
Notes payable and accrued interest, net of unamortized debt issuance costs of $2,814,000 and $4,104,400 at December 31, 2015 and December 31, 2014, respectively	107,621,600	129,486,200
Maintenance reserves	13,230,000	12,927,700
Accrued maintenance costs	382,300	2,115,700
Security deposits	3,212,600	5,218,300
Unearned revenues	1,957,400	1,642,200
Deferred income taxes	12,204,200	8,621,300
Total liabilities	139,746,500	162,829,600
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,629,999 and 1,606,557 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	27,000,900	20,563,300
	41,782,600	35,345,000
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)
Total stockholders' equity	41,278,500	34,840,900
Total liabilities and stockholders' equity	$181,025,000	$197,670,500

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Operations

	For the Years Ended December 31,
	2015	2014
Revenues and other income:
Operating lease revenue, net	$25,467,200	$21,913,300
Net gain on disposal of assets	6,790,700	3,147,200
Net gain on sales-type finance leases	5,179,200	-
Maintenance reserves revenue, net	589,000	3,393,600
Other income	507,600	252,400
	38,533,700	28,706,500
Expenses:
Depreciation	9,062,100	7,299,000
Interest	6,141,400	5,134,200
Management fees, net of approximately $1,200,000 of fees waived by JMC in 2014	5,581,400	3,864,900
Maintenance	4,660,600	7,478,400
Provision for impairment in value of aircraft	1,282,300	18,736,500
Professional fees, general and administrative and other	1,187,700	1,718,800
Insurance	409,600	1,255,300
Other taxes	187,300	465,200
	28,512,400	45,952,300
Income/(loss) before income tax provision/(benefit)	10,021,300	(17,245,800)
Income tax provision/(benefit)	3,583,700	(5,951,800)
Net income/(loss)	$6,437,600	$(11,294,000)
Earnings/(loss) per share:
Basic	$4.17	$(7.32)
Diluted	$4.17	$(7.32)
Weighted average shares used in earnings/(loss) per share computations:
Basic	1,544,285	1,543,257
Diluted	1,544,285	1,543,257

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Stockholders' Equity
For the Years Ended December 31, 2015 and 2014

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2013	$1,600	$14,780,100	$31,857,300	$(504,100)	$46,134,900
Net loss	-	-	(11,294,000)	-	(11,294,000)
Balance, December 31, 2014	1,600	14,780,100	20,563,300	(504,100)	34,840,900
Net income	-	-	6,437,600	-	6,437,600
Balance, December 31, 2015	$1,600	$14,780,100	$27,000,900	$(504,100)	$41,278,500

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Cash Flows
	For the Years Ended December 31,
	2015	2014
Operating activities:
Net income/(loss)	$6,437,600	$(11,294,000)
Adjustments to reconcile net income/(loss) to net cash
provided by operating activities:
Net gain on disposal of assets	(6,790,700)	(3,147,200)
Net gain on sales-type finance leases	(5,179,200)	-
Depreciation	9,062,100	7,299,000
Provision for impairment in value of aircraft	1,282,300	18,736,500
Non-cash interest	1,394,000	950,100
Deferred income taxes	3,582,900	(5,952,600)
Changes in operating assets and liabilities:
Accounts receivable	(2,363,100)	(498,000)
Finance leases receivable	(44,700)	1,895,200
Income taxes receivable	(25,000)	-
Prepaid expenses and other	168,500	486,700
Accounts payable and accrued expenses	(359,500)	(132,400)
Accrued interest on notes payable	(155,000)	163,300
Maintenance reserves and accrued costs	3,977,100	(1,313,700)
Security deposits	(745,700)	(2,167,700)
Unearned revenue	315,200	210,200
Net cash provided by operating activities	10,556,800	5,235,400
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	11,100,600	15,854,800
Proceeds from sale of assets held for sale, net of re-sale fees	3,616,400	312,100
Purchases of aircraft and aircraft engines	(1,333,700)	(74,529,000)
Net cash provided by/(used in) investing activities	13,383,300	(58,362,100)
Financing activities:
Borrowings under Credit Facility	-	71,100,000
Repayments of Credit Facility	(23,000,000)	(15,200,000)
Debt issuance costs	(59,600)	(3,045,500)
Net cash (used in)/provided by financing activities	(23,059,600)	52,854,500
Net increase/(decrease) in cash and cash equivalents	880,500	(272,200)
Cash and cash equivalents, beginning of year	1,840,500	2,112,700
Cash and cash equivalents, end of year	$2,721,000	$1,840,500

During the years ended December 31, 2015 and 2014, the Company paid interest totaling $5,037,900 and $4,117,900, respectively.  During the years ended December 31, 2015 and 2014, the Company paid income taxes totaling $25,800 and $800, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Financial Statements
December 31, 2015

1.  Organization and Summary of Significant Accounting Policies

(a)  The Company and Basis of Presentation

AeroCentury Corp. ("the Company"), a Delaware corporation incorporated in 1997, typically acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

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

(d)  Aircraft Capitalization and Depreciation

The Company's interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs.  Since inception, the Company has typically purchased only used aircraft and aircraft engines.  It is the Company's policy to hold aircraft for approximately twelve years unless market conditions dictate otherwise.  Therefore, depreciation of aircraft is initially computed using the straight-line method over the anticipated holding period, usually twelve years, to an estimated residual value based on appraisal. For an aircraft engine held for lease as a spare, the Company estimates the length of time that it will hold the aircraft engine based upon estimated usage, repair costs and other factors, and depreciates it to the appraised residual value over such period using the straight-line method.

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

(e)  Fair Value Measurements

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The carrying amount of the Company's money market funds included in cash and cash equivalents was $1,946,600 and $1,044,300 at December 31, 2015 and December 31, 2014, respectively.  The fair value of the Company's money market funds would be categorized as Level 1 under the GAAP fair value hierarchy.

As of December 31, 2015 and December 31, 2014, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

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

Assets held for lease

The Company recorded impairment charges on its aircraft held for lease of $147,500 and $3,124,200 in 2015 and 2014, respectively.

Assets held for sale

During 2015 and 2014, the Company recorded impairment charges of $1,134,800 and $15,612,300, respectively, related to its assets held for sale. The fair values of such assets as of December 31, 2015 and December 31, 2014 were $3,689,100 and $6,522,900, respectively.  The fair value of such assets would be categorized as Level 3 under the GAAP fair value hierarchy.

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

Borrowings under the Company's Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rate under the Credit Facility approximates current market rates for such indebtedness at the balance sheet date, and therefore that the outstanding principal and accrued interest of $110,435,600 and $133,590,600 at December 31, 2015 and December 31, 2014, respectively, approximate its fair value.  The fair value of the Company's outstanding balance of its Credit Facility would be categorized as Level 3 under the GAAP fair value hierarchy.

(f)  Impairment of Long-lived Assets

The Company reviews assets for impairment when there has been an event or a change in circumstances indicating that the carrying amount of a long-lived asset may not be recoverable. In addition, the Company routinely reviews all long-lived assets for impairment annually. Recoverability of an asset is measured by comparison of its carrying amount to the future estimated undiscounted cash flows (without interest charges) that the asset is expected to generate.  Estimates are based on currently available market data and independent appraisals and are subject to fluctuation from time to time.  If these estimated future cash flows are less than the carrying value of an asset at the time of evaluation, any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Fair value is determined by reference to independent appraisals and other factors considered relevant by management. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of estimated future undiscounted cash flows and, if different conditions prevail in the future, material write-downs may occur.  As discussed in (e) Fair Value Measurements above, the Company recorded impairment provisions totaling $1,282,300 and $18,736,500 in 2015 and 2014, respectively.

(g)  Deferred Financing Costs and Commitment Fees

Costs incurred in connection with debt financing are deferred and amortized over the term of the debt using the effective interest method or, in certain instances where the differences are not material, using the straight-line method.  Costs incurred in connection with the Company's Credit Facility are deferred and amortized using the straight-line method in accordance with Note 1(o).  Commitment fees for unused funds are expensed as incurred.

(h)  Security deposits

The Company's leases are typically structured so that if any event of default occurs under a lease, the Company may apply all or a portion of the lessee's security deposit to cure such default.  If such application of the security deposit is made, the lessee typically is required to replenish and maintain the full amount of the deposit during the remaining lease term.  All of the security deposits received by the Company are refundable to the lessee at the end of the lease upon satisfaction of all lease terms.

(i)  Taxes

As part of the process of preparing the Company's financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company's current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and GAAP purposes.  These differences result in deferred tax assets and liabilities, which are included in the balance sheet.  Management also assesses the likelihood that the Company's deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company establishes a valuation allowance.  To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease within the tax provision in the statement of operations. Significant management judgment is required in determining the Company's future taxable income for purposes of assessing the Company's ability to realize any benefit from its deferred taxes.

The Company accrues non-income based sales, use, value added and franchise taxes as other tax expense in the statements of operations.

(j)  Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets pursuant to operating leases is recognized as revenue on a straight-line basis over the terms of the applicable lease agreements. Deferred payments are recorded as accrued rent when the cash rent received is lower than the straight-line revenue recognized. Such receivables decrease over the term of the applicable leases.  Interest income is recognized on finance leases based on the interest rate implicit in the lease and the outstanding balance of the lease receivable.  Maintenance reserves retained by the Company at lease-end are recognized as maintenance reserves revenue.

In instances where collectability is not reasonably assured, the Company recognizes revenue as cash payments are received.  The Company estimates and charges to income a provision for bad debts based on its experience with each specific customer, the amount and length of payment arrearages, and its analysis of the lessee's overall financial condition.  If the financial condition of any of the Company's customers deteriorates, it could result in actual losses exceeding any estimated allowances.

The Company had no allowance for doubtful accounts at December 31, 2015 and 2014.

(k)  Comprehensive Income/(Loss)

The Company does not have any comprehensive income other than the revenue and expense items included in the statements of operations.  As a result, comprehensive income/(loss) equals net income/(loss) for the years ended December 31, 2015 and 2014.

(l)  Finance Leases

The five aircraft finance leases that commenced in 2015 contain lessee purchase options at prices substantially below the assets' estimated residual values at the exercise date for the option.  Consequently, the Company considers the purchase options to be bargain purchase options and has classified the leases as sales-type finance leases for financial accounting purposes.  The Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheets and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease.  For sales-type finance leases, the Company recognizes the difference between the net book value of the aircraft and the net investment in sales-type finance leases as a gain or loss, less any initial direct costs and lease incentives.

Two engines that were previously subject to finance leases were returned to the Company during 2014 and the finance lease receivable balances were reclassified to aircraft and aircraft engines held for lease on the Company's balance sheet.

The Company recognized interest earned on finance leases as "other income" in the amount of $489,700 and $150,000 in 2015 and 2014, respectively.

(m)  Maintenance Reserves and Accrued Maintenance Costs

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

(n)  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 that created the new Topic 606 ("Topic 606") in the Accounting Standards Codification ("ASC").  Topic 606 also included numerous conforming additions and amendments to other Topics within the ASC.  Topic 606 established new rules that affect the amount and timing of revenue recognition for contracts with customers, but does not affect lease accounting and reporting.  As such, adoption of these provisions will not affect the Company's lease revenues but may affect the reporting of other of the Company's revenues.  On August 12, 2015, the FASB deferred the effective date of the provisions included in Topic 606 to years commencing after December 15, 2017.  Topic 606 can be adopted early for years commencing after December 15, 2016, and may be reflected using either a full retrospective method or a simplified method that does not recast prior periods but does disclose the effect of the adoption on the current period financial statements.  The Company has not yet determined either the potential impact on its financial statements or the method it will elect to use in connection with the adoption of the changes included in Topic 606.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern," which added Subtopic 205-40 to the ASC ("Subtopic 205-40").  Subtopic 205-40 requires management to determine whether substantial doubt exists concerning the reporting entity's ability to continue as a going concern, in which case certain disclosures will be required.  Subtopic 205-40 affects financial statement presentation but not methods of accounting, and is effective on a prospective basis for annual periods ending after December 15, 2016 and each reporting period thereafter, although early adoption is permitted.  The Company has not early adopted Subtopic 205-40.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities," which added and amended several ASC Subtopics ("ASU 2016-01").  ASU 2016-01 affects recognition, measurement and disclosures concerning financial instruments, including changes to (i) accounting for equity investments, (ii) accounting for financial liabilities accounted for under the fair value option, (iii) measurement of fair value of financial assets and liabilities based on the exit price notion in ASC 820, and (iv) presentation and disclosure requirements for financial instruments.  ASU 2016-01 is effective on a prospective basis for annual periods beginning after December 15, 2017 and each reporting period thereafter. The Company has not yet determined the impact of adopting ASU 2016-01 on its financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02").  ASU 2016-02 is effective for public companies for years beginning after December 15, 2018, although early adoption is permitted.  ASU 2016-02 substantially modifies lessee accounting for leases, requiring that lessees recognize lease assets and liabilities for leases extending beyond one year. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The new standard requires a lessor to classify leases as sales-type, finance or operating.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing.  If the lessor doesn't convey risks and rewards or control, an operating lease results.  A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company has not yet determined the effect of adopting ASU 2016-02 on its financial statements.

(o)  Change in Accounting Principle

The Company historically presented deferred debt issuance costs, or fees related to directly issuing debt, as assets on its balance sheets.  On April 7, 2015, the FASB issued ASU 2015-03, "Interest: Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("Subtopic 835-30").  Subtopic 835-30 requires the presentation of unamortized debt issuance costs on the Company's balance sheet as a direct deduction from the debt's value.  Subtopic 835-30 affects financial statement presentation only.  The recognition and measurement guidance for debt issuance costs is not affected.  Therefore, these costs will continue to be amortized as interest expense. Subtopic 835-30 is effective on a prospective basis for reporting periods that start after December 15, 2015, although early adoption is permitted.  The Company has early adopted Subtopic 835-30 effective beginning the first quarter ended March 31, 2015 and applied this guidance retrospectively to all prior periods presented in the Company's financial statements.  In conjunction with this adoption, the Company has made an accounting policy election to present debt issuance costs related to revolving credit facility arrangements as a deduction from the related liability.

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

2.  Finance Leases Receivable

During 2015, the Company leased three turboprop aircraft pursuant to sales-type finance leases and recorded related gains totaling $4,262,800.  The Company also amended and extended the leases for two aircraft that had been subject to operating leases.  The two aircraft became subject to sales-type finance leases, for which the Company recorded gains totaling $916,400 during 2015.  As discussed in Note 13, in January 2016, one of the two aircraft was sold to the lessee pursuant to a purchase option.

At December 31, 2015 and December 31, 2014, the net investment included in sales-type finance leases receivable were as follows:

	December 31, 2015	December 31, 2014
Gross minimum lease payments receivable	$14,074,500	$-
Less unearned interest	(2,178,900)	-
Finance leases receivable	$11,895,600	$-

As of December 31, 2015, minimum future lease revenue payments receivable under sales-type finance leases were as follows:

Years ending

2016	$3,268,800
2017	2,378,100
2018	2,106,600
2019	3,175,600
2020	963,600
Thereafter	2,181,800
$14,074,500

3.  Aircraft and Aircraft Engines Held for Lease or Sale

(a)  Assets Held for Lease

At December 31, 2015 and December 31, 2014, the Company's aircraft and aircraft engines held for lease consisted of the following:

	December 31, 2015		December 31, 2014
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft	16	45%	25	52%
Regional jet aircraft	8	49%	8	43%
Engines	5	6%	5	5%

During 2015 and 2014, the Company used cash of $1,333,700 and $74,529,000, respectively, for the purchase and capital improvement of aircraft and engines.

During 2015, the Company recorded net gains totaling $5,713,600 from the sale of two turboprop aircraft.  During 2014, the Company recorded net gains totaling $3,147,200 from the sale of nine turboprop aircraft and an engine.

During 2015, the Company extended the leases for six of its assets and leased two assets that had been off lease at December 31, 2014.

Six of the Company's assets held for lease, comprised of three turboprop aircraft and three engines, were off lease at December 31, 2015, representing 5% of the net book value of the Company's aircraft and engines held for lease.

(b)  Assets Held for Sale

Assets held for sale at December 31, 2015 consist of a turboprop aircraft, three turboprop airframes being sold in parts, and four regional jet aircraft. During 2015 and 2014, the Company received $313,800 and $312,100, respectively, from the sale of parts belonging to the two airframes, which proceeds reduced their carrying values.  During 2015, the Company also sold a turboprop aircraft and a regional jet aircraft that had been held for sale at December 31, 2014 and recorded gains totaling $1,077,100.  As discussed in Note 13, the Company sold two of the regional jet aircraft in February 2016.

4.  Operating Segments

The Company operates in one business segment, the leasing of regional aircraft to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

Approximately 16% and 18% of the Company's operating lease revenue was derived from lessees domiciled in the United States during 2015 and 2014, respectively.  All revenues relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

The tables below set forth geographic information about the Company's operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Years Ended December 31,
Operating Lease Revenue	2015	2014

Europe and United Kingdom	$7,181,600	$2,952,300
North America	6,519,100	6,423,700
Africa	5,096,300	5,183,600
Asia	3,783,000	3,460,400
Central and South America	1,790,200	3,533,300
Australia	1,097,000	360,000
	$25,467,200	$21,913,300

	December 31,
Net Book Value of Aircraft and Aircraft Engines Held for Lease	2015	2014

North America	$44,368,100	$65,423,400
Europe and United Kingdom	42,162,900	43,468,700
Africa	27,234,800	28,858,200
Asia	27,132,800	16,588,900
Off lease	7,443,200	17,106,000
Australia	4,376,300	5,171,300
Central and South America	2,540,000	10,146,100
	$155,258,100	$186,762,600

5.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables.  The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

For the year ended December 31, 2015 the Company had three significant customers, which accounted for 17%, 16% and 15%, respectively, of lease revenue.  For the year ended December 31, 2014 the Company had four significant customers, which accounted for 20%, 18%, 14% and 11%, respectively, of lease revenue.

At December 31, 2015, the Company had a receivable of $1,201,800 for an approved insurance claim related to one of the Company's turboprop aircraft that is held for sale.  The Company expects to receive the insurance proceeds in early 2016.  At December 31, 2015, the Company also had receivables from three customers totaling $2,719,700 representing 51% of the Company's total accounts receivable.  In early 2016, the Company received payments totaling $1,473,700 related to these receivables.

At December 31, 2014, the Company had receivables from two customers totaling $1,130,000, representing 56% of the Company's total receivables.  The two customers paid the amounts owed in full in early 2015.

As of December 31, 2015, minimum future lease revenue payments receivable under noncancelable operating leases were as follows:

Years ending

2016	$22,041,900
2017	18,391,300
2018	14,351,200
2019	13,651,900
2020	12,510,100
Thereafter	25,086,200
$106,032,600

6.  Notes Payable and Accrued Interest

At December 31, 2015 and December 31, 2014, the Company's notes payable and accrued interest consisted of the following:

	December 31, 2015	December 31, 2014
Credit Facility principal	$110,400,000	$133,400,000
Unamortized debt issuance costs	(2,814,000)	(4,104,400)
Credit Facility accrued interest	35,600	190,600
	$107,621,600	$129,486,200

The Company's $150 million Credit Facility is provided by a syndicate of banks and is secured by all of the assets of the Company, including its aircraft and engine portfolio.  The Credit Facility, which expires on May 31, 2019, can be expanded to a maximum of $180 million.  The Company was in compliance with all covenants under the Credit Facility at December 31, 2015 and December 31, 2014.

The unused amount of the Credit Facility was $39,600,000 and $16,600,000 as of December 31, 2015 and December 31, 2014, respectively.

The weighted average interest rate on the Credit Facility was 3.80% and 3.58% at December 31, 2015 and December 31, 2014, respectively.

7.  Contingencies

In the ordinary conduct of the Company's business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

8.  Stockholder Rights Plan

In December 2009, the Company's Board of Directors adopted a stockholder rights plan granting a dividend of one stock purchase right for each share of the Company's common stock outstanding as of December 18, 2009 and the Company entered into a rights agreement dated December 1, 2009 in connection therewith. The rights become exercisable only upon the occurrence of certain events specified in the rights agreement, including the acquisition of 15% of the Company's outstanding common stock by a person or group in certain circumstances.  Each right allows the holder, other than an "acquiring person," to purchase one one-hundredth of a share (a unit) of Series A Preferred Stock at an initial purchase price of $97.00 under circumstances described in the rights agreement. The purchase price, the number of units of preferred stock and the type of securities issuable upon exercise of the rights are subject to adjustment. The rights expire at the close of business December 1, 2019 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, has no rights as a stockholder of the Company, including the right to vote or to receive dividends.

9.   Income Taxes

The items comprising the income tax provision are as follows:

	For the Years Ended December 31,
	2015	2014
Current tax provision:
Federal	$-	$-
State	800	800
Foreign	-	-
Current tax provision	800	800
Deferred tax provision/(benefit):
Federal	3,539,900	(5,854,400)
State	43,000	(98,200)
Deferred tax provision/(benefit)	3,582,900	(5,952,600)
Total income tax provision/(benefit)	$3,583,700	$(5,951,800)

Total income tax expense/(benefit) differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Years Ended December 31,
	2015	2014

Income tax provision/(benefit) at statutory federal income tax rate	$3,407,200	$(5,863,600)
State tax provision/(benefit), net of federal benefit	44,300	(97,500)
Prior year withholding tax adjustment	132,200	-
Other	-	9,300
Total income tax provision/(benefit)	$3,583,700	$(5,951,800)

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Deferred tax assets:
Maintenance reserves	$1,121,600	$2,138,900
Current year tax losses	313,200	-
Alternative minimum tax credit	45,500	10,800
Bad debt allowance and other	34,700	961,100
Deferred tax assets	1,515,000	3,110,800
Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	(12,965,900)	(10,450,000)
Deferred income	(753,300)	(1,282,100)
Net deferred tax liabilities	$(12,204,200)	$(8,621,300)

The current year federal operating loss carryovers of approximately $922,000 will be available to offset taxable income in the two preceding years and in future years through 2035.  The current year state operating loss carryovers of approximately $24,000 will be available to offset taxable income in the two preceding years and in future years through 2035.  The Company expects to utilize the net operating loss carryovers remaining at December 31, 2015 in future years.

At December 31, 2015 and December 31, 2014, the Company had no material uncertain tax positions.

The Company accounts for interest related to uncertain tax positions as interest expense, and for income tax penalties as tax expense.

All of the Company's tax years remain open to examination other than as barred in the various jurisdictions by statutes of limitation.

10.  Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
	2015	2014
Net income/(loss)	$6,437,600	$(11,294,000)
Weighted average shares outstanding for the period	1,544,285	1,543,257
Dilutive effect of warrants	-	-
Weighted average diluted shares used in calculation of diluted earnings/(loss) per share	1,544,285	1,543,257
Basic earnings/(loss) per share	$4.17	$(7.32)
Diluted earnings/(loss) per share	$4.17	$(7.32)

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.  For the year ended December 31, 2014, warrants for 81,224 shares were not included in the calculation of diluted loss per share because the effect would have been anti-dilutive.  As discussed in Note 12, the warrants were exercised on December 16, 2015 and 23,442 shares of Common Stock were issued to the warrantholders.

11.  Related Party Transactions

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

Fees incurred during 2015 and 2014 were as follows:

	For the Years Ended December 31,
	2015	2014
Management fees, net of approximately $1,200,000 of fees waived by JMC in 2014	$5,581,400	$3,864,900
Acquisition fees	-	2,100,000
Remarketing fees	871,600	64,000

12.  Warrants

As part of a previous subordinated debt financing, which was fully repaid in December 2011, the Company issued warrants to purchase up to 81,224 shares of the Company's common stock at $8.75 per share.  The warrants were exercised on December 16, 2015 on a "cashless" basis, resulting in the issuance on that date of 23,442 net shares of Common Stock to the exercising holders of the warrants.

13.  Subsequent Events

In January 2016, the Company sold a turboprop aircraft and recorded a gain of approximately $19,000.  The aircraft had been subject to a sales-type finance lease and was sold pursuant to a lessee purchase option.

In February 2016, the Company sold two regional jet aircraft that had been held for sale and had been written down to their estimated sales proceeds at December 31, 2015.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

CEO and CFO Certifications. Attached as exhibits to this Annual Report on Form 10-K (the "Report") are certifications of the Company's Chief Executive Officer (the "CEO") and the Company's Chief Financial Officer (the "CFO"), which are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the Report includes information concerning the evaluation of disclosure controls and procedures referred to in the Section 302 Certifications and this should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Evaluation of the Company's Disclosure Controls and Procedures. Disclosure controls and procedures ("Disclosure Controls") are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC") and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's Disclosure Controls and concluded that the Company's Disclosure Controls were effective as of December 31, 2015.

Management's Annual Report on the Company's Internal Control Over Financial Reporting. Internal control over financial reporting ("Internal Control") is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.  The Company's management is responsible for establishing and maintaining adequate Internal Control.  Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected.  Also, because of changes in conditions, internal control effectiveness may vary over time.

Management evaluated the Company's Internal Control based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) and concluded that the Company's Internal Control was effective as of December 31, 2015.  This report does not include an attestation report on Internal Control by the Company's independent registered public accounting firm since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control Over Financial Reporting.  No change in Internal Control occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's Internal Control.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is included under (i) "Proposal 1: Election of Directors" as it relates to members of the Company's Board of Directors, including the Company's Audit Committee and the Company's Audit Committee financial experts, any changes to procedures by which security holders may recommend nominees to the Company's Board of Directors, (ii) "Information Regarding the Company's Directors and Officers" as it relates to the Company's executive officers, and (iii) "Section 16(a) Beneficial Ownership Reporting Compliance" as it relates to information concerning Section 16(a) beneficial ownership reporting compliance, in the Company's definitive proxy statement ("Proxy Statement"), to be filed in connection with the Company's 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

The Company has adopted a code of business conduct and ethics, or code of conduct.  The code of conduct qualifies as a "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. A copy of the code of conduct is available on the Company's website at http://www.aerocentury.com or upon written request to the Investor Relations Department, 1440 Chapin Avenue, Suite 310, Burlingame, California 94010.  To the extent required by law, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly. To the extent permitted by such requirements, the Company intends to make such public disclosure on its website in accordance with SEC rules.

Item 11.    Executive Compensation.

Incorporated by reference to the section of the Proxy Statement entitled "Information Regarding the Company's Directors and Officers — Employee Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

Incorporated by reference to the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the section of the Proxy Statement entitled "Related Party Transactions."

Item 14.    Principal Accountant Fees and Services.

Incorporated by reference to the section of the Proxy Statement entitled "Information Regarding Auditors – Audit Fees."

PART IV

Item 15.    Exhibits.

(b)  Exhibits

Exhibit Number	Description
10.24
Second Amended and Restated Management Agreement between JetFleet Management Corp. and the Company, dated August 17, 2015, incorporated herein by reference to Exhibit 99.1 to the Report on Form 8-K filed with the Securities Exchange Commission on August 17, 2015

31.1	Certification of Toni M. Perazzo, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Toni M. Perazzo, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROCENTURY CORP.

By
/s/ Toni M. Perazzo
Toni M. Perazzo
Senior Vice President-Finance and
Chief Financial Officer

Date  March 11, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Toni M. Perazzo, or her attorneys-in-fact, with the power of substitution, for her in any and all capacities, to sign any amendments to this Report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Dated

Director, Interim President and Interim Chair of the Board of Directors (Principal Executive Officer) and Senior Vice President-Finance and Secretary of the Registrant
/s/ Toni M. Perazzo	(Principal Financial and Accounting Officer)	March 11, 2016
Toni M. Perazzo
/s/ Roy E. Hahn	Director	March 11, 2016
Roy E. Hahn
/s/ Thomas W. Orr	Director	March 11, 2016
Thomas W. Orr
/s/ Evan M. Wallach	Director	March 11, 2016
Evan M. Wallach
/s/ David P. Wilson	Director	March 11, 2016
David P. Wilson