Form 10-Q
period 2016-03-31
AEROCENTURY CORP
filed 2016-05-12
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 12, 2016 the issuer had 1,629,999 shares of common stock, par value $0.001 per share, issued, of which 63,300 are held as treasury stock.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include these statements:  (i) in Item 1, "Notes to Financial Statements," that the Company anticipates recording a gain upon receipt of insurance proceeds; (ii) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources," that the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates; that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility due to borrowing base limitations;  (iii) in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations – Outlook," that the Company continues to expect to observe slow growth in the number of regional aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas; that the Company expects that the customers for two aircraft leases and two engine leases that expire in 2016 will choose to return the assets rather than renew the leases; that the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates; and that available borrowings under the Credit Facility will be sufficient to meet the Company's continuing obligations and, if the Credit Facility is expanded from its current amount of $150 million to the maximum of $180 million, to fund anticipated acquisitions;  (iv) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results," that the Company believes it will continue to be in compliance with all of the covenants under the Credit Facility agreement; that the Company will have sufficient cash funds to make any required principal repayment that arises due to borrowing base limitations; that most of the Company's expected growth is outside of North America; that the overall industry experience of JMC's personnel and its technical resources should permit the Company to effectively manage new aircraft types; that the economic interests of the Company should be aligned with the interests of JHC and JMC, and JMC should have substantial incentive to make financial decisions as the management company for the Company that are in the best interests of the Company; that effective mitigating factors exist against undue compensation-incented risk-taking by JMC; that the burden and cost of complying with environmental regulatory requirements will fall primarily upon lessees of equipment or the Company as owner of the equipment; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company has sufficient cyber-security measures in place; that the Company's main vulnerability would be interruption to email communication, internally and with third parties, loss of customer and lease archives, and loss of document sharing between the Company's offices and remote workers; and that sufficient replacement mechanisms exist such that there would not be a material adverse financial impact on the Company's business.   These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the lack of any unexpected lessee defaults or insolvency; the continued availability of financing for acquisitions under the Credit Facility; the Company's success in finding appropriate assets to acquire with such financing; a deterioration of the market values of aircraft types owned by the Company; an unanticipated surge in interest rates; compliance by the Company's lessees with obligations under their respective leases; no sudden current economic downturn or unanticipated future financial crises; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; large unanticipated maintenance expenses; and future trends and results that cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.  Financial Statements.

AeroCentury Corp.
Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2016	2015
Assets:
Cash and cash equivalents	$2,891,500	$2,721,000
Accounts receivable, including deferred rent of $661,500 and $359,200 at March 31, 2016 and December 31, 2015, respectively	6,155,000	5,693,500
Finance leases receivable	10,398,900	11,895,600
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $33,154,100 and $31,074,600 at March 31, 2016 and December 31, 2015, respectively	153,178,600	155,258,100
Assets held for sale	3,442,500	5,228,400
Prepaid expenses and other	320,900	228,400
Total assets	$176,387,400	$181,025,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,165,700	$1,138,400
Notes payable and accrued interest, net of unamortized debt issuance costs of $2,595,000 and $2,814,000 at March 31, 2016 and December 31, 2015, respectively	99,216,400	107,621,600
Maintenance reserves	14,398,800	13,230,000
Accrued maintenance costs	336,200	382,300
Security deposits	3,212,500	3,212,600
Unearned revenues	3,890,600	1,957,400
Deferred income taxes	12,454,200	12,204,200
Income taxes payable	800	-
Total liabilities	134,675,200	139,746,500
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,629,999 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	27,434,600	27,000,900
	42,216,300	41,782,600
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)
Total stockholders' equity	41,712,200	41,278,500
Total liabilities and stockholders' equity	$176,387,400	$181,025,000

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenues and other income:
Operating lease revenue, net	$6,044,300	$6,437,800
Finance lease revenue	185,100	-
Net gain on disposal of assets	5,400	460,000
Net gain on sales-type finance leases	-	1,401,900
Maintenance reserves revenue, net	-	327,400
Other income	1,300	300
	6,236,100	8,627,400
Expenses:
Depreciation	2,079,500	2,327,800
Interest	1,289,000	1,878,300
Management fees	1,264,000	1,433,300
Professional fees, general and administrative and other	424,700	410,600
Maintenance	319,900	1,382,000
Insurance	76,600	(14,500)
Provision for impairment in value of aircraft	75,000	-
Other taxes	22,700	57,700
	5,551,400	7,475,200
Income before income tax provision	684,700	1,152,200
Income tax provision	251,000	400,000
Net income	$433,700	$752,200
Earnings per share:
Basic	$0.28	$0.49
Diluted	$0.28	$0.48
Weighted average shares used in earnings per share computations:
Basic	1,566,699	1,543,257
Diluted	1,566,699	1,552,765

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$5,529,000	$2,963,000
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	1,485,600	700,000
Proceeds from sale of assets held for sale, net of re-sale fees	1,755,900	1,687,000
Acquisition costs related to aircraft purchases	-	(1,309,800)
Net cash provided by investing activities	3,241,500	1,077,200
Financing activity -
Repayments of Credit Facility	(8,600,000)	(4,000,000)
Net cash used in financing activities	(8,600,000)	(4,000,000)
Net increase in cash and cash equivalents	170,500	40,200
Cash and cash equivalents, beginning of year	2,721,000	1,840,500
Cash and cash equivalents, end of year	$2,891,500	$1,880,700

During the three months ended March 31, 2016 and 2015, the Company paid interest totaling $1,115,500 and $1,327,300 respectively.  The Company paid no income taxes during the three months ended March 31, 2016 or 2015.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
March 31, 2016

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp. ("the Company"), a Delaware corporation incorporated in 1997, typically acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2015.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The carrying amount of the Company's money market funds included in cash and cash equivalents was $1,847,000 and $1,946,600 at March 31, 2016 and December 31, 2015, respectively.  The fair value of the Company's money market funds would be categorized as Level 1 under the GAAP fair value hierarchy.

As of March 31, 2016 and December 31, 2015, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

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

Assets held for lease

The Company recorded no impairment charges on its aircraft held for lease during the three months ended March 31, 2016 and 2015.

Assets held for sale

The Company recorded $75,000 of impairment charges on its aircraft held for sale during the three months ended March 31, 2016, resulting in a carrying value of $1,307,900.  The fair value of such assets would be categorized as Level 3 under the GAAP fair value hierarchy.

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

Borrowings under the Company's Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rate under the Credit Facility approximates current market rates for such indebtedness at the balance sheet date, and therefore that the outstanding principal and accrued interest of $101,811,400 and $110,435,600 at March 31, 2016 and December 31, 2015, respectively, approximate its fair value.  The fair value of the Company's outstanding balance of its Credit Facility would be categorized as Level 3 under the GAAP fair value hierarchy.

(d) Finance Leases

The Company has four aircraft finance leases that contain lessee purchase options at prices substantially below the assets' estimated residual values at the exercise date for the option.  Consequently, the Company considers the purchase options to be bargain purchase options and has classified the leases as sales-type finance leases for financial accounting purposes.  The Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease.  For sales-type finance leases, the Company recognizes the difference between the net book value of the aircraft and the net investment in sales-type finance leases as a gain or loss, less any initial direct costs and lease incentives.

The Company recognized interest earned on finance leases in the amount of $185,100 and $0 in the three months ended March 31, 2016 and 2015, respectively.

2. Finance Leases Receivable

In January 2016, one of the Company's aircraft that was subject to a sales-type finance lease was sold to the lessee pursuant to a purchase option and recorded a gain of $5,400.

During the first quarter of 2015, the Company leased a turboprop aircraft pursuant to a finance lease and recorded a gain of $1,401,900.

At March 31, 2016 and December 31, 2015, the net investment included in sales-type finance leases receivable were as follows:

	March 31, 2016	December 31, 2015
Gross minimum lease payments receivable	$12,316,900	$14,074,500
Less unearned interest	(1,918,000)	(2,178,900)
Finance leases receivable	$10,398,900	$11,895,600

As of March 31, 2016, future minimum lease payments receivable under sales-type finance leases were as follows:

Years ending

Remainder of 2016	$1,994,200
2017	2,102,100
2018	1,899,600
2019	3,175,600
2020	963,600
Thereafter	2,181,800
$12,316,900

3. Aircraft and Aircraft Engines Held for Lease or Sale

(a) Assets Held for Lease

At March 31, 2016 and December 31, 2015, the Company's aircraft and aircraft engines held for lease consisted of the following:

	March 31, 2016		December 31, 2015
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft	16	45%	16	45%
Regional jet aircraft	8	49%	8	49%
Engines	5	6%	5	6%

During the first quarter of 2016, the Company used no cash for asset acquisitions.  During the first quarter of 2015, the Company used cash of $1,309,800 for costs related to assets acquired in late 2014.

During the first quarter of 2016, the Company repossessed three aircraft that had been on lease to an operator in Asia, and for which the Company had been accounting for lease revenue on a cash basis.   During the quarter, the Company extended the leases for four of its assets.

Nine of the Company's assets held for lease, comprised of six turboprop aircraft and three engines, were off lease at March 31, 2016, representing 7% of the net book value of the Company's aircraft and engines held for lease.

As discussed in Note 8, in April 2016, one of the Company's turboprop aircraft was involved in an accident and was declared a total loss by the lessee's insurer.

As of March 31, 2016, minimum future lease revenue payments receivable under noncancelable operating leases were as follows.  Such amounts exclude lease revenue related to the Company's aircraft that was declared a total loss in April 2016, discussed above and in Note 8.

Years ending

Remainder of 2016	$19,380,500
2017	14,823,000
2018	12,188,000
2019	11,107,100
2020	10,407,100
Thereafter	14,609,900
$82,515,600

(b) Assets Held for Sale

During the first quarter of 2016, the Company sold two regional jet aircraft that had been held for sale at December 31, 2015.  The Company recorded impairment charges totaling $75,000 for two other regional jet aircraft that were held for sale, based on a reduced sale price.  As discussed in Note 8, the Company sold the two aircraft in April 2016.

Assets held for sale at March 31, 2016 also included a turboprop aircraft and three turboprop airframes being sold in parts. During the three months ended March 31, 2016 and 2015, the Company received $38,800 and $127,000, respectively, from the sale of parts belonging to two of the airframes, which proceeds reduced their carrying values.

4. Notes Payable and Accrued Interest

At March 31, 2016 and December 31, 2015, the Company's notes payable and accrued interest consisted of the following:

	March 31, 2016	December 31, 2015
Credit Facility principal	$101,800,000	$110,400,000
Unamortized debt issuance costs	(2,595,000)	(2,814,000)
Credit Facility accrued interest	11,400	35,600
	$99,216,400	$107,621,600

The Company's $150 million Credit Facility is provided by a syndicate of banks and is secured by all of the assets of the Company, including its aircraft and engine portfolio.  The Credit Facility, which expires on May 31, 2019, can be expanded to a maximum of $180 million.  The Company was in compliance with all covenants under the Credit Facility at March 31, 2016 and December 31, 2015.

The unused amount of the Credit Facility was $48,200,000 and $39,600,000 as of March 31, 2016 and December 31, 2015, respectively.

The weighted average interest rate on the Credit Facility was 3.79% and 3.80% at March 31, 2016 and December 31, 2015, respectively.

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

6. Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
	2016	2015
Net income	$433,700	$752,200
Weighted average shares outstanding for the period	1,566,699	1,543,257
Dilutive effect of warrants	-	9,508
Weighted average diluted shares used in calculation of diluted earnings per share	1,566,699	1,552,765
Basic earnings per share	$0.28	$0.49
Diluted earnings per share	$0.28	$0.48

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.  The warrants were exercised in December 2015 and there is, therefore, no dilutive effect for the quarter ended March 31, 2016.

7. Related Party Transactions

The Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement with JetFleet Management Corp. ("JMC"), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and one such officer also holds a significant ownership position in both JHC and the Company.

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

Fees incurred during the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,
	2016	2015
Management fees	$1,264,000	$1,433,300
Acquisition fees	-	-
Remarketing fees	-	199,000

8. Subsequent Events

In April 2016, the Company sold two regional jet aircraft that had been held for sale at March 31, 2016.  The aircraft had been written down to their sales prices at March 31, 2016 and, therefore, the Company recorded no gain or loss at the time of sale.

In April 2016, one of the Company's turboprop aircraft was involved in an accident and was declared a total loss by the lessee's insurer.  The Company anticipates recording a gain upon receipt of insurance proceeds.

In May 2016, the Company sold, pursuant to a sales-type finance lease, a turboprop aircraft that the Company had repossessed during the first quarter of 2016 and recorded a gain of approximately $40,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2015 and the unaudited financial statements and related notes that appear elsewhere in this report.

Critical Accounting Policies, Judgments and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company's operating results and financial position could be materially affected.  For a discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 1 to the Company's financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Quarter ended March 31, 2016 compared to the quarter ended March 31, 2015

The Company recorded net income of $0.4 million in the quarter ended March 31, 2016 compared to net income of $0.8 million in the same period of 2015.

Operating lease revenue decreased 6% to $6.0 million in the first quarter of 2016 from $6.4 million in the first quarter of 2015, primarily due to the loss of revenue from assets that were sold pursuant to sales-type finance leases in 2015, and by asset sales during 2015.  The effect of such decreases was partially offset by revenue from assets that were off lease in the 2015 period, but on lease in the 2016 period.

During the first quarters of 2016 and 2015, the Company recorded gains of $5,400 and $0.5 million, respectively related to the sale of an aircraft in each period.  During the first quarter of 2015, the Company also recorded a gain of $1.4 million on the sale of an aircraft pursuant to a sales-type finance lease.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time.  The Company did not record any maintenance reserves revenue in the first quarter of 2016. During the first quarter of 2015, the Company recorded maintenance reserves revenue of $0.3 million when an aircraft was returned.

During the first quarter of 2015, consistent with its policy of selling older aircraft at the appropriate time, the Company sold a turboprop aircraft that had been held for sale and, pursuant to a sales-type finance lease, sold an additional turboprop aircraft that had been held for lease. As a result of these and other sales during 2015, as well as changes in residual value assumptions from year-to-year, depreciation decreased by 11% in the first quarter of 2016, as compared to the first quarter of 2015.

The average net book value of assets held for lease during the first quarters of 2016 and 2015 was approximately $153.9 million and $184.0 million, respectively.  Management fees, which are based on the net book value of the Company's aircraft and engines as well as finance lease receivable balances, decreased by 12% in the first quarter of 2016 as compared to the same period in 2015.

Average portfolio utilization increased to approximately 95% during the first quarter of 2016 from approximately 90% during the same period in 2015.

The Company's interest expense decreased by 31% to $1.3 million in the first quarter of 2016 from $1.9 million in the first quarter of 2015, primarily as a result of a lower average Credit Facility balance and decreased amortization of debt issuance costs during the first quarter of 2016.

The Company's maintenance expense decreased by 77% to $0.3 million in the first quarter of 2016 from $1.4 million in the first quarter of 2015, primarily as a result of a decrease in one-time maintenance performed by the Company on off-lease aircraft to prepare them for re-lease.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a) Credit Facility

The Company has a $150 million Credit Facility, as described in Note 4 to the Company's financial statements in Item 1 of this Quarterly Report on Form 10-Q.  The Company was in compliance with all covenants at March 31, 2016 and December 31, 2015.

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

(i) Operating activities

The Company's cash flow from operations increased by $2.6 million in the first quarter of 2016 compared to the same period in 2015.  As discussed below, the increase in cash flow was primarily a result of decreases in payments for maintenance and aircraft insurance.

Payment for maintenance

Payments for maintenance decreased by $1.8 million in the first quarter of 2016 compared to the same period in 2015 as a result of less maintenance performed on aircraft to ready them for re-lease or sale in the 2016 period.

Payment for aircraft insurance

Although aircraft insurance expense was higher in the first quarter of 2016 compared to the same period in 2015, payments for aircraft insurance decreased by $0.4 million in the first quarter of 2016 compared to the same period in 2015, primarily as a result of a difference in the timing of premium payments that are made on a semi-annual basis.

(ii) Investing activities

During the first quarters of 2016 and 2015, the Company received net cash of $3.2 million and $2.4 million, respectively, from the sale of assets.  During the 2015 period, the Company used cash of $1.3 million for acquisition costs related to aircraft acquired during the second half of 2014.

(iii) Financing activities

The Company made no borrowings under the Credit Facility during the first quarters of 2016 and 2015.  In these same periods, the Company repaid $8.6 million and $4.0 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow and the sale of assets.

Outlook

(a) General

While in certain areas of the world the air carrier industry is now beginning to experience growth after a period of contraction following the global downturn of recent years, other areas continue to experience slow recovery and failures of weaker air carrier competitors that were unable to survive the aftermath of the global downturn.  The slowdown in the Chinese economy appears to be affecting certain regions and a prolonged downturn could have global financial ramifications and further exacerbate the economies of certain areas in which the Company does business that rely heavily on trade with China.  Overall, the Company continues to expect to observe slow growth in the number of regional aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially in western Europe, as compared to periods before the global downturn.

The Company has identified three areas that could challenge the Company's growth and operating results:

• As a result of the current low-interest rate environment, competition in the Company's market niche has increased significantly as a result of new acquisition and leasing market entrants, some of which are funded by investment banks and private equity firms seeking higher yields than those available on assets in which these funds had traditionally invested.  The increased competition has resulted in higher acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, has put downward pressure on lease rates, resulting in lower margins and, therefore, fewer acceptable acquisition opportunities for the Company.  In this context, the recent casualty loss of one of the Company's turboprop aircraft and its significant amount of operating lease revenue will create increased pressure on the Company to find additional assets that meet its acquisition criteria.

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

In addition to four turboprop aircraft that are subject to finance leases, at April 30, 2016, the Company's aircraft and aircraft engines that were on lease or held for lease consisted of the following:

Type	Number owned	% of net book value
Turboprop aircraft	16	45%
Regional jet aircraft	8	49%
Engines	5	6%

For the month ended April 30, 2016, approximately 20%, 20%, 18% and 11% of the Company's operating lease revenue was derived from customers in the United States, Mozambique, Slovenia and Canada, respectively.  Operating lease revenue does not include interest income from finance leases.  The table below sets forth geographic information about the Company's operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

Region	Number of lessees	% of operating lease revenue
Europe	4	31%
North America	2	31%
Africa	2	24%
Asia	2	6%
Australia	1	5%
Central and South America	1	3%

(c) Remarketing Efforts

The Company is seeking remarketing opportunities for five turboprop aircraft, two of which the Company repossessed in early 2016, and two engines that are held for lease.  However, the Company is considering selling some or all of these assets.  The Company is analyzing the amount and timing of maintenance required to remarket the assets, the amount of which may differ significantly if the assets are sold rather than re-leased.

The Company also owns a turboprop aircraft that is held for sale, for which the Company is seeking sales opportunities.

(d) Credit Facility

The unused amount of the Credit Facility was $51.4 million as of the date of this filing.  Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates. The Company also believes that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and, if the Credit Facility is expanded from its current amount of $150 million to the maximum of $180 million, to fund anticipated acquisitions.  However, there can be no assurance the Company's beliefs will prove to be correct.

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

Furthermore, the occurrence of unexpected adverse changes that impact the Company's estimates of expected cash flows generated from an asset could result in an asset impairment charge against the Company's earnings. The Company periodically reviews long-term assets for impairment, in particular, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment charge is recorded when the carrying amount of an asset is estimated to be not recoverable and exceeds its fair value. The Company recorded impairment charges for some of its aircraft in 2015 and 2016, and may be required to record asset impairment charges in the future as a result of a prolonged weak economic environment, challenging market conditions in the airline industry, events related to particular lessees, assets or asset types or other factors affecting the value of aircraft or engines.

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

Risks Related to Regional Air Carriers.  The Company's continued focus on its customer base of regional air carriers subjects the Company to additional risks. Many regional airlines rely heavily or even exclusively on a code-share or other contractual relationship with a major carrier for revenue, and can face financial difficulty or failure if the major carrier terminates the relationship or if the major carrier files for bankruptcy or becomes insolvent.   Some regional carriers may depend on contractual arrangements with industrial customers such as mining or oil companies, or franchises from governmental agencies that provide subsidies for operating essential air routes, which may be subject to termination or cancellation on short notice.  Furthermore, many lessees in the regional air carrier market are start-up, low-capital, and/or low-margin operators.

Credit Facility Debt Limitations. The amount available to be borrowed under the Credit Facility is limited by asset-specific advance rates.  Lease arrearages or off-lease periods for a particular asset that is collateral under the Credit Facility may reduce the loan advance rate permitted with respect to that asset and, therefore, reduce the permitted borrowing under the facility.  Amounts subject to payment deferral agreements also reduce the amount of permitted borrowing.  The Company believes it will have sufficient cash funds to make any required principal repayment that arises due to any such borrowing limitations.

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

Concentration of Lessees and Aircraft Type. For the month ended April 30, 2016, the Company's four largest customers accounted for a total of approximately 69% of the Company's monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company's financial results and borrowing base under the Credit Facility, and, therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company's revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any non-compliance that is not cured in the time permitted under the Credit Facility, the Company would need to seek waivers or amendment of the applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Engine Leasing Risk.  Because engine leasing, absent a long-term triple net lease, is viewed as inherently riskier than aircraft leasing, the Company does not focus on this segment. The Company, however, currently has five engines in its portfolio, making up 6% of the Company's total net book value of aircraft and aircraft engines held for lease. The Company may from time to time lease one or more of these engines to lessees under industry standard short-term engine leases that place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer's warranty or is not otherwise caused by circumstances that the lessee is required to cover, the Company's investment in the engine could be a significant loss or the Company might incur a significant maintenance expense.

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

The Management Agreement may be terminated if JMC defaults on its obligations to the Company.  However, the agreement provides for liquidated damages in the event of its wrongful termination by the Company.  A director of the Company is also a director of JMC and, as discussed above, the officers of the Company are also officers of JMC, and one such officer holds significant ownership positions in both the Company and JHC, the holding company for JMC.  Consequently, the director and officers of JMC may have a conflict of interest in the event of a dispute between the Company and JMC.  Although the Company has taken steps to prevent conflicts of interest arising from such dual roles, such conflicts may still occur.

Leadership Succession.  The death of Neal Crispin, the Company's founder, Chief Executive Officer and Chairman of the Board of the Company and JMC will present challenges for the Company.  JMC and the Company will miss the vision and experienced leadership of Mr. Crispin in his roles at both companies.  The search for a successor may require a significant devotion of time and resources by senior management and the Board of Directors and could divert attention from the conduct of the Company's business, as it will require a joint effort by JMC, in its capacity as the Management Company, and the Company, including its independent directors.  Management believes, however, that because Ms. Toni M. Perazzo, who has assumed the role of interim President and Chair of the Board, and other members of senior management, have each had a long tenure with the Company while under Mr. Crispin's direction, management will be able to keep the Company's operational activities unchanged and the Company on track with its current business plan while a successor search is ongoing.  There can be no assurance that the death of Mr. Crispin will not have a negative effect on the Company's operational activities or that a suitable successor to Mr. Crispin will be hired in the near term.  As Ms. Perazzo will be assuming on an interim basis the role of Chief Executive Officer in addition to the role of Chief Financial Officer, while she is serving both roles, there will not be a division of responsibility for the executive and financial oversight of the Company until a successor Chief Executive Officer is appointed.

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

Possible Volatility of Stock Price.  The market price of the Company's common stock is subject to fluctuations following developments relating to the Company's operating results, changes in general conditions in the economy, the financial markets, the airline industry, changes in accounting principles or tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, or arising from other investor sentiment unknown to the Company.  Because the Company has a relatively small capitalization of approximately 1.6 million shares outstanding, there is a correspondingly limited amount of trading and float of the Company's shares.  Consequently, the Company's stock price is more sensitive to a single large trade or a small number of simultaneous trades along the same trend than a company with larger capitalization and higher trading volume and float.

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

The Company's management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's Disclosure Controls and concluded that the Company's Disclosure Controls were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting.  No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

AEROCENTURY CORP.
Date: May 12, 2016	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer