Form 10-Q
period 2016-06-30
AEROCENTURY CORP
filed 2016-08-11
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes  ☐ No  ☒

The number of shares of the Registrant's Common Stock outstanding as of August 11, 2016 was 1,566,699.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include these statements:  (i) in Item 1, "Notes to Financial Statements," that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations; (ii) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources," that the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates;  that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility due to borrowing base limitations;  (iii) in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations – Outlook," that the Company continues to expect to observe slow growth in the number of regional aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas; that the Company expects that the customers for an aircraft lease and three engine leases that expire in 2016 will choose to return the assets rather than renew the leases; that the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates; and that available borrowings under the Credit Facility will be sufficient to meet the Company's continuing obligations and, if the Credit Facility is expanded from its current amount of $150 million to the maximum of $180 million, to fund anticipated acquisitions;  (iv) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results," that the Company believes it will continue to be in compliance with all of the covenants under the Credit Facility agreement; that as competition increases, it has and will likely continue to create upward pressure on acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, create downward pressure on lease rates, resulting in lower margins for the Company and, therefore, fewer acceptable acquisition opportunities for the Company; that the Company will have sufficient cash funds to make any required principal repayment that arises due to any borrowing limitations; that most of the Company's expected growth is outside of North America; that the overall industry experience of JMC's personnel and its technical resources should permit the Company to effectively manage new aircraft types; that management will be able to keep the Company's operational activities unchanged and the Company on track with its current business plan while a successor CEO search is ongoing; that effective mitigating factors exist against undue compensation-incented risk-taking by JMC;  that the burden and cost of complying with environmental regulatory requirements will fall primarily upon lessees of equipment or the Company as owner of the equipment;  that the costs of complying with environmental regulations will not have a material adverse effect on the Company;  that the Company has sufficient cyber-security measures in place; that the Company's main vulnerability would be interruption to email communication, internally and with third parties, loss of customer and lease archives, and loss of document sharing between the Company's offices and remote workers;  and that sufficient replacement mechanisms exist such that there would not be a material adverse financial impact on the Company's business.   These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the lack of any unexpected lessee defaults or insolvency; the continued availability of financing for acquisitions under the Credit Facility; the Company's success in finding appropriate assets to acquire with such financing; a deterioration of the market values of aircraft types owned by the Company; an unanticipated surge in interest rates; compliance by the Company's lessees with obligations under their respective leases; no sudden current economic downturn or unanticipated future financial crises; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; large unanticipated maintenance expenses; and future trends and results that cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.  Financial Statements.

AeroCentury Corp.
Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2016	2015
Assets:
Cash and cash equivalents	$2,219,900	$2,721,000
Accounts receivable, including deferred rent of $537,300 and $359,200 at June 30, 2016 and December 31, 2015, respectively	3,221,500	5,693,500
Finance leases receivable	11,753,500	11,895,600
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $30,324,800 and $31,074,600 at June 30, 2016 and December 31, 2015, respectively	133,444,300	155,258,100
Assets held for sale	2,388,500	5,228,400
Prepaid expenses and other	1,298,600	228,400
Total assets	$154,326,300	$181,025,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,094,700	$1,138,400
Notes payable and accrued interest, net of unamortized debt issuance costs of $2,440,500 and $2,814,000 at June 30, 2016 and December 31, 2015, respectively	76,368,800	107,621,600
Maintenance reserves	14,237,200	13,230,000
Accrued maintenance costs	1,734,600	382,300
Security deposits	2,859,600	3,212,600
Unearned revenues	3,400,100	1,957,400
Deferred income taxes	12,620,500	12,204,200
Total liabilities	112,315,500	139,746,500
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,629,999 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	27,733,200	27,000,900
	42,514,900	41,782,600
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)
Total stockholders' equity	42,010,800	41,278,500
Total liabilities and stockholders' equity	$154,326,300	$181,025,000

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Operations
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
Revenues and other income:
Operating lease revenue, net	$10,979,500	$12,770,200	$4,935,200	$6,332,400
Finance lease revenue	372,100	91,400	187,000	91,400
Net gain on disposal of assets	2,146,500	460,000	2,146,500	-
Net gain on sales-type finance leases	47,400	4,083,800	42,000	2,681,900
Maintenance reserves revenue, net	-	589,000	-	261,700
Other income	1,700	900	300	500
	13,547,200	17,995,300	7,311,000	9,367,900
Expenses:
Depreciation	3,950,600	4,649,900	1,871,100	2,322,100
Interest	2,427,900	3,346,400	1,138,800	1,468,100
Management fees	2,436,500	2,849,700	1,172,500	1,416,400
Maintenance	1,821,000	2,840,200	1,501,100	1,458,200
Professional fees, general and administrative and other	982,400	720,000	557,800	309,400
Provision for impairment in value of aircraft	321,200	147,500	246,200	147,500
Bad debt expense	262,900	-	262,900	-
Insurance	150,000	88,700	73,400	103,200
Other taxes	45,300	115,200	22,500	57,500
	12,397,800	14,757,600	6,846,300	7,282,400
Income before income tax provision	1,149,400	3,237,700	464,700	2,085,500
Income tax provision	417,100	1,130,200	166,100	730,200
Net income	$732,300	$2,107,500	$298,600	$1,355,300
Earnings per share:
Basic	$0.47	$1.37	$0.19	$0.88
Diluted	$0.47	$1.36	$0.19	$0.87
Weighted average shares used in earnings per share computations:
Basic	1,566,699	1,543,257	1,566,699	1,543,257
Diluted	1,566,699	1,553,904	1,566,699	1,555,008

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$8,125,800	$5,577,500
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	2,062,600	1,400,000
Proceeds from sale of assets held for sale, net of re-sale fees	3,059,900	1,816,300
Proceeds from insurance	18,886,700	-
Acquisition costs related to aircraft purchases	(971,100)	(1,333,700)
Net cash provided by investing activities	23,038,100	1,882,600
Financing activities:
Repayments of Credit Facility	(31,600,000)	(6,000,000)
Debt issuance costs	(65,000)	(59,600)
Net cash used in financing activities	(31,665,000)	(6,059,600)
Net (decrease)/increase in cash and cash equivalents	(501,100)	1,400,500
Cash and cash equivalents, beginning of period	2,721,000	1,840,500
Cash and cash equivalents, end of period	$2,219,900	$3,241,000

During the six months ended June 30, 2016 and 2015, the Company paid interest totaling $2,058,200 and $2,586,400 respectively.  The Company paid income taxes of $800 during each of the six months ended June 30, 2016 and 2015.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Financial Statements (Unaudited)
June 30, 2016

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp. ("the Company"), a Delaware corporation incorporated in 1997, typically acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The carrying amount of the Company's money market funds included in cash and cash equivalents was $947,400 and $1,946,600 at June 30, 2016 and December 31, 2015, respectively.  The fair value of the Company's money market funds would be categorized as Level 1 under the GAAP fair value hierarchy.

As of June 30, 2016 and December 31, 2015, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

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

Assets held for lease

The Company recorded impairment charges of $0 and $147,500 on its aircraft held for lease during the three months and six months ended June 30, 2016 and 2015, respectively.

Assets held for sale

The Company recorded a $246,200 impairment charge on an engine held for sale during the three months ended June 30, 2016, resulting in a carrying value of $295,000. The fair value of this asset would be categorized as Level 3 under the GAAP fair value hierarchy.  No such impairment charges were recorded during the three months ended June 30, 2015.  During the six months ended June 30, 2016, the Company also recorded a $75,000 impairment charge on two of its aircraft held for sale.  The aircraft were sold during the second quarter.

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

Borrowings under the Company's Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rate under the Credit Facility approximates current market rates for such indebtedness at the balance sheet date, and therefore that the outstanding principal and accrued interest of $78,809,300 and $110,435,600 at June 30, 2016 and December 31, 2015, respectively, approximate its fair values on such dates.  The fair value of the Company's outstanding balance of its Credit Facility would be categorized as Level 3 under the GAAP fair value hierarchy.

(d) Finance Leases

The Company has five aircraft finance leases that contain lessee purchase options at prices substantially below the assets' estimated residual values at the exercise date for the option.  Consequently, the Company considers the purchase options to be bargain purchase options and has classified the leases as sales-type finance leases for financial accounting purposes.  The Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease.  For sales-type finance leases, the Company recognizes the difference between the net book value of the aircraft and the net investment in sales-type finance leases, less any initial direct costs and lease incentives, as a gain or loss.

The Company recognized interest earned on finance leases in the amount of $187,000 and $91,400 in the quarters ended June 30, 2016 and 2015, respectively and $372,100 and $91,400 in the six months ended June 30, 2016 and 2015, respectively.

(e) Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments -- Credit Losses (Topic 326) ("ASU 2016-13"), which will modify accounting for credit losses on most financial assets measured at amortized cost, including net investment in leases.  Unlike current accounting, which delays credit loss recognition until a probable loss is incurred, the new model will use a current expected credit loss ("CECL") model that will estimate future credit losses over the entire term of the financial instrument.  As such, it is generally expected that adoption of the CECL model will result in earlier recognition of credit losses than current GAAP.  The Company will be required to adopt ASU 2016-13 for its yearly and interim periods beginning after December 15, 2019, although adoption in the preceding year and periods is permitted.  The Company has not yet estimated the impact of adoption of this standard on its financial statements.

2. Finance Leases Receivable

During the second quarter of 2016, the Company leased a turboprop aircraft pursuant to a finance lease and recorded a gain of $42,000.

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

At June 30, 2016 and December 31, 2015, the net investment included in sales-type finance leases receivable were as follows:

	June 30, 2016	December 31, 2015
Gross minimum lease payments receivable	$13,808,500	$14,074,500
Less unearned interest	(2,055,000)	(2,178,900)
Finance leases receivable	$11,753,500	$11,895,600

As of June 30, 2016, future minimum lease payments receivable under sales-type finance leases were as follows:

Years ending
Remainder of 2016	$1,547,800
2017	2,564,100
2018	2,331,600
2019	3,607,600
2020	1,395,600
Thereafter	2,361,800
$13,808,500

3. Aircraft and Aircraft Engines Held for Lease or Sale

(a) Assets Held for Lease

At June 30, 2016 and December 31, 2015, the Company's aircraft and aircraft engines held for lease consisted of the following:

	June 30, 2016		December 31, 2015
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft	14	39%	16	45%
Regional jet aircraft	8	55%	8	49%
Engines	4	6%	5	6%

During the second quarter of 2016, the Company used cash of $963,600 primarily for deposits associated with anticipated future acquisitions.  During the second quarter of 2015, the Company paid $23,900 for costs related to assets acquired in late 2014.

In April 2016, one of the Company's turboprop aircraft was involved in an accident and was declared a total loss by the lessee's insurer.  The Company received insurance proceeds of $17,640,000 in May 2016 and recorded a gain of $2,146,500.  The Company also received insurance proceeds of $1,246,700 related to damage sustained on another aircraft in 2015.

During the second quarter of 2016, the Company extended the lease for one of its assets and leased two engines that were off lease at March 31, 2016.

Six of the Company's assets held for lease, comprised of five turboprop aircraft and one engine, were off lease at June 30, 2016, representing 8% of the net book value of the Company's aircraft and engines held for lease.  As discussed in Note 8, the Company entered into sales-type finance leases for two of its off-lease turboprop aircraft and expects to deliver the aircraft during the third quarter..

As of June 30, 2016, minimum future lease revenue payments receivable under noncancelable operating leases were as follows:

Years ending
Remainder of 2016	$9,504,400
2017	16,259,000
2018	12,218,900
2019	11,528,100
2020	10,407,100
Thereafter	17,211,700
$77,129,200

(b) Assets Held for Sale

During the second quarter of 2016, the Company sold two regional jet aircraft that had been written down to their net sales values and were held for sale at December 31, 2015.

Assets held for sale at June 30, 2016 included a turboprop aircraft and three turboprop airframes being sold in parts. During the three months ended June 30, 2016 and 2015, the Company received $41,100 and $129,400 respectively, from the sale of parts belonging to two of the airframes, which proceeds reduced their carrying values.

4. Notes Payable and Accrued Interest

At June 30, 2016 and December 31, 2015, the Company's notes payable and accrued interest consisted of the following:

	June 30, 2016	December 31, 2015
Credit Facility principal	$78,800,000	$110,400,000
Unamortized debt issuance costs	(2,440,500)	(2,814,000)
Credit Facility accrued interest	9,300	35,600
	$76,368,800	$107,621,600

The Company's $150 million Credit Facility is provided by a syndicate of banks and is secured by all of the Company's assets, including its aircraft and engine portfolio.  The Credit Facility, which expires on May 31, 2019, can be expanded to a maximum of $180 million.  The Company was in compliance with all covenants under the Credit Facility at June 30, 2016 and December 31, 2015.

The unused amount of the Credit Facility was $71,200,000 and $39,600,000 as of June 30, 2016 and December 31, 2015, respectively.

The weighted average interest rate on the Credit Facility was 3.81% and 3.80% at June 30, 2016 and December 31, 2015, respectively.

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

6. Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
Net income	$732,300	$2,107,500	$298,600	$1,355,300
Weighted average shares outstanding for the period	1,566,699	1,543,257	1,566,699	1,543,257
Dilutive effect of warrants	-	10,647	-	11,751
Weighted average diluted shares used in calculation of diluted earnings per share	1,566,699	1,553,904	1,566,699	1,555,008
Basic earnings per share	$0.47	$1.37	$0.19	$0.88
Diluted earnings per share	$0.47	$1.36	$0.19	$0.87

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.  The warrants were exercised in December 2015 and there is, therefore, no dilutive effect for the quarter or six months ended June 30, 2016.

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

Fees incurred during the three months and six months ended June 30, 2016 and 2015 were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
Management fees	$2,436,500	$2,849,700	$1,172,500	$1,416,400
Acquisition fees	-	-	-	-
Remarketing fees	58,800	424,200	58,800	225,200

8. Subsequent Events

In July 2016, the Company sold a spare engine that had been written down to its net sales price at June 30, 2016 and classified as held for sale.

During July 2016, the Company entered into sales-type finance leases for two turboprop aircraft that were off lease at June 30, 2016 and expects to deliver the aircraft during the third quarter.

In August 2016, the Company purchased two Bombardier CRJ-1000 aircraft on lease to a regional carrier in Europe and assumed the debt related to these aircraft.  The aircraft will be held in two special-purpose subsidiaries, which were funded by the Company.

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

Results of Operations

Quarter ended June 30, 2016 compared to the quarter ended June 30, 2015

The Company recorded net income of $0.3 million in the quarter ended June 30, 2016 compared to net income of $1.4 million in the same period of 2015.

Operating lease revenue decreased 22% to $4.9 million in the second quarter of 2016 from $6.3 million in the second quarter of 2015, primarily due to: (i) the loss of revenue from an aircraft that was involved in an accident in April 2016 and was declared a total loss, (ii) the loss of revenue from assets that were sold for cash and sold pursuant to sales-type finance leases in 2015, and (iii) the loss of revenue from an asset that is in the process of being early returned, for which the Company ceased recording revenue during the second quarter of 2016 and for which the Company recorded a bad debt allowance of $0.3 million during the 2016 period.

During the second quarters of 2016 and 2015, the Company recorded gains of $42,000 and $2.7 million on the sale of aircraft pursuant to sales-type finances.  During the 2016 period, the Company also recorded a $2.1 million gain on insurance proceeds related to an aircraft that was involved in an accident in April 2016 and was declared a total loss.  As a result of these and other sales during 2015, as well as changes in residual value assumptions from year-to-year, depreciation decreased by 19% in the second quarter of 2016, as compared to the second quarter of 2015.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time.  The Company did not record any maintenance reserves revenue in the second quarter of 2016.  During the second quarter of 2015, the Company recorded maintenance reserves revenue of $0.3 million when an aircraft was returned.

The average net book value of assets held for lease during the second quarters of 2016 and 2015 was approximately $140.2 million and $176.6 million, respectively.  Management fees, which are based on the net book value of the Company's aircraft and engines held for lease and sale as well as finance lease receivable balances, decreased by 17% in the second quarter of 2016 as compared to the same period in 2015.

Average portfolio utilization increased to approximately 91% during the second quarter of 2016 from approximately 90% during the same period in 2015.

The Company's interest expense decreased by 22% to $1.1 million in the second quarter of 2016 from $1.5 million in the second quarter of 2015, primarily as a result of a lower average Credit Facility balance during the 2016 period.

The Company's general and administrative expense increased by 80% to $0.6 million from $0.3 million in the second quarter of 2015, primarily as a result of expenses incurred in connection with the return of three aircraft by one of the Company's customers.
During the second quarter of 2016, the Company recorded an impairment provision of $0.2 million for one of its spare engines, based on the net sales value agreed with a buyer during the period.  The engine was sold in July 2016.

During the second quarter of 2016, the Company recorded bad debt expense of $0.3 million related to an aircraft that is in the process of being returned and for which the Company does not expect to receive all of the operating lease revenue accrued in prior periods.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

The Company recorded net income of $0.7 million in the six months ended June 30, 2016 compared to net income of $2.1 million in the same period of 2015.

Operating lease revenue decreased 14% to $11.0 million in the six months ended June 30, 2016 from $12.8 million in the same period of 2015, primarily due to  (i) the loss of revenue from an aircraft that was involved in an accident during the 2016 period and was declared a total loss, (ii) the loss of revenue from assets that were sold for cash and pursuant to sales-type finance leases in 2015 and (iii) the loss of revenue from an asset that is in the process of being returned, for which the Company ceased recording revenue during the second quarter of 2016 and for which the Company recorded a bad debt allowance of $0.3 million during the 2016 period.  The effect of such decreases was partially offset by revenue from assets that were off lease in the 2015 period, but on lease in the 2016 period.

During the six months ended June 30, 2016 the Company recorded gains totaling $47,000 on the sale of two aircraft pursuant to sales-type finance leases.  The Company also recorded a $2.1 million gain on insurance proceeds related to an aircraft that was involved in an accident in April 2016 and was declared a total loss.  During the six months ended June 30, 2015, the Company recorded $4.5 million of net gains on sales and sales-type finance leases.  As a result of these and other sales during 2015, as well as changes in residual value assumptions from year-to-year, depreciation decreased by 15% in the first half of 2016, as compared to the first half of 2015.

The Company did not record any maintenance reserves revenue in the first six months of 2016.  During the six months ended June 30, 2015, the Company recorded maintenance reserves revenue of $0.6 million when two aircraft were returned.

The average net book value of assets held for lease during the six months ended June 30, 2016 and 2015 was approximately $147.0 million and $180.3 million, respectively.  Management fees, which are based on the net book value of the Company's aircraft and engines held for lease and sale as well as finance lease receivable balances, decreased by 14% in the six months ended June 30, 2016 as compared to the same period in 2015.

Average portfolio utilization increased to approximately 93% during the first half of 2016 from approximately 90% during the same period in 2015.

The Company's interest expense decreased by 27% to $2.4 million in the six months ended June 30, 2016 from $3.3 million in the six months ended June 30, 2015, primarily as a result of a lower average Credit Facility balance and decreased amortization of debt issuance costs during the 2016 period.

The Company's maintenance expense decreased by 36% to $1.8 million in the first half of 2016 from $2.8 million in the same period of 2015, primarily as a result of a decrease in maintenance performed by the Company on off-lease aircraft to prepare them for sale or re-lease.

The Company's general and administrative expense increased by 36% to $1.0 million from $0.7 million in the second half of 2015, primarily as a result of one-time expenses incurred in connection with the return of three aircraft by one of the Company's customers.

During the first half of 2016, the Company recorded an impairment provision of $0.2 million for one of its spare engines, based on the net sales value agreed with a buyer during the period.  The engine was sold in July 2016.  The Company also recorded $75,000 of impairment charges on two aircraft that had been held for sale and were sold during the second quarter of 2016.

During the first half of 2016, the Company recorded bad debt expense of $0.3 million related to an aircraft that is in the process of being returned and for which the Company does not expect to receive all of the operating lease revenue accrued in prior periods.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a) Credit Facility

The Company has a $150 million Credit Facility, as described in Note 4 to the Company's financial statements in Item 1 of this Quarterly Report on Form 10-Q.  The Company was in compliance with all covenants at June 30, 2016 and December 31, 2015.

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

(i) Operating activities

The Company's cash flow from operations increased by $2.5 million in the first six months of 2016 compared to the same period in 2015.  As discussed below, the increase in cash flow was primarily a result of decreases in payments for maintenance, interest and aircraft insurance.   The effect of these decreases was partially offset by decreases in payments received for operating lease revenue and maintenance reserves.

Payment for maintenance

Payments for maintenance decreased by $3.2 million in the first six months of 2016 compared to the same period in 2015 as a result of less maintenance performed to ready aircraft for re-lease or sale in the 2016 period.

Payments for interest

Payments for interest decreased by $0.5 million in the first six months of 2016 compared to the same period in 2015 as a result of a lower average Credit Facility balance during the 2016 period.

Payment for aircraft insurance

Although aircraft insurance expense was higher in the first half of 2016 compared to the same period in 2015, payments for aircraft insurance decreased by $0.4 million in the first half of 2016 compared to the same period in 2015, primarily as a result of a difference in the timing of premium payments that are made on a semi-annual basis.

Payments for operating lease revenue and maintenance reserves

Receipts for operating lease revenue and maintenance reserves from lessees decreased by $0.7 million and $0.9 million, respectively, in the first half of 2016 compared to the same period in 2015, primarily as a result of sales of assets for cash or pursuant to certain sales-type finance leases for which the Company does not collect maintenance reserves in 2015.

(ii) Investing activities

During the first six months of 2016 and 2015, the Company received net cash of $5.1 million and $3.2 million, respectively, from the sale of assets.  During the 2016 period, the Company also received $18.9 million of insurance proceeds related to the total loss of an aircraft during the period and for damage to an aircraft in 2015.

During the first half of 2016, the Company used cash of $1.0 million for deposits on aircraft that the Company expects to acquire during the third quarter.  During the first half of 2015, the Company used cash of $1.3 million for acquisition costs related to aircraft acquired during the second half of 2014.

(iii) Financing activities

The Company made no borrowings under the Credit Facility during the first six months of 2016 and 2015.  In these same periods, the Company repaid $31.6 million and $6.0 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by insurance proceeds, excess cash flow and the sale of assets.

Outlook

(a) General

While in certain areas of the world the air carrier industry is now beginning to experience growth after a period of contraction following the global downturn of recent years, other areas continue to experience slow recovery and failures of weaker air carrier competitors that are unable to survive the aftermath of the global downturn.  The slowdown in the Chinese economy appears to be affecting certain regions and a prolonged downturn could have global financial ramifications and further exacerbate the economies of certain areas in which the Company does business that rely heavily on trade with China.  Overall, the Company continues to expect to observe slow growth in the number of regional aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially in Europe, as compared to periods before the global downturn.

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

• The Company could experience (i) a delay in remarketing its assets, as well as (ii) lower rental rates for assets that are remarketed.  The Company expects that the customers for an aircraft lease and three engine leases that expire in 2016 will choose to return the assets rather than renew the leases.

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

In addition to five turboprop aircraft that are subject to finance leases, at July 31, 2016, the Company's aircraft and aircraft engines that were on lease or held for lease consisted of the following.

Type	Number owned	% of net book value
Turboprop aircraft	14	39%
Regional jet aircraft	8	55%
Engines	4	6%

During July 2016, the Company entered into sales-type finance leases for two of the turboprop aircraft and expects to deliver the aircraft during the third quarter.

For the month ended July 31, 2016, approximately 21%, 21%, 19% and 12% of the Company's operating lease revenue was derived from customers in the United States, Mozambique, Slovenia and Canada, respectively.  Operating lease revenue does not include interest income from finance leases.  The table below sets forth geographic information about the Company's operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

Region	Number of lessees	% of operating lease revenue
Europe	4	32%
North America	3	35%
Africa	1	21%
Asia	1	6%
Australia	1	6%

(c) Remarketing Efforts

The Company is seeking remarketing opportunities for three turboprop aircraft and an engine that are held for lease.  However, the Company is considering selling some or all of these assets.  The Company is analyzing the amount and timing of maintenance required to remarket the assets, the amount of which may differ significantly if the assets are sold rather than re-leased.

The Company also owns a turboprop aircraft that is held for sale, for which the Company is seeking sales opportunities.

(d) Credit Facility

The unused amount of the Credit Facility was $57.9 million as of the date of this filing.  Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates. The Company also believes that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and, if the Credit Facility is expanded from its current amount of $150 million to the maximum of $180 million, to fund anticipated acquisitions.  However, there can be no assurance the Company's beliefs will prove to be correct.

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

Concentration of Lessees and Aircraft Type. For the month ended July 31, 2016, the Company's four largest customers accounted for a total of approximately 73% of the Company's monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company's financial results and borrowing base under the Credit Facility, and, therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company's revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any non-compliance that is not cured in the time permitted under the Credit Facility, the Company would need to seek waivers or amendment of the applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Engine Leasing Risk.  Because engine leasing, absent a long-term triple net lease, is viewed as inherently riskier than aircraft leasing, the Company does not focus on this segment. The Company, however, currently has four engines in its portfolio, making up 6% of the Company's total net book value of aircraft and aircraft engines held for lease. The Company may from time to time lease one or more of these engines to lessees under industry standard short-term engine leases that place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer's warranty or is not otherwise caused by circumstances that the lessee is required to cover, the Company's investment in the engine could be a significant loss or the Company might incur a significant maintenance expense.

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

Leadership Succession.  The death of Neal Crispin, the Company's founder, Chief Executive Officer and Chairman of the Board of the Company and JMC has presented challenges for the Company.  JMC and the Company miss the vision and experienced leadership of Mr. Crispin in his roles at both companies.  The search for a successor may require a significant devotion of time and resources by senior management and the Board of Directors and could divert attention from the conduct of the Company's business, as it requires a joint effort by JMC, in its capacity as the Management Company, and the Company, including its independent directors.  Management believes, however, that because Ms. Toni M. Perazzo, who has assumed the role of interim President, and other members of senior management have each had a long tenure with the Company while under Mr. Crispin's direction, management will be able to keep the Company's operational activities unchanged and the Company on track with its current business plan while a successor search is ongoing.  There can be no assurance that the death of Mr. Crispin will not have a negative effect on the Company's operational activities or that a suitable successor to Mr. Crispin will be hired in the near term.  As Ms. Perazzo has assumed on an interim basis the role of Chief Executive Officer in addition to the role of Chief Financial Officer, while she is serving both roles, there will not be a division of responsibility for the executive and financial oversight of the Company until a successor Chief Executive Officer is appointed.

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

The Company's management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's Disclosure Controls and concluded that the Company's Disclosure Controls were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting.  No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
10.25	Form of Policy of Sale Agreement between ACY SN 19002 Limited ("ACY 19002") and Aviacion RCII LLC, A.I.E ("Aviacion"), dated August 4, 2016
10.26	Form of Policy of Sale Agreement between ACY SN 19003 Limited ("ACY 19003") and Aviacion dated August 4, 2016
10.27	Form of Senior Loan Agreement between ACY 19002 and Export Development Canada ("EDC"), dated August 4, 2016
10.28	Form of Senior Loan Agreement between ACY 19003 and EDC, dated August 4, 2016
10.29	Form of Deed of Guarantee between the Company and EDC, dated August 4, 2016, with respect to ACY 19002
10.30	Form of Deed of Guarantee between the Company and EDC, dated August 4, 2016, with respect to ACY 19003
31.1	Certification of Toni M. Perazzo, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Toni M. Perazzo, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROCENTURY CORP.
Date: August 11, 2016	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer