Form 10-Q
period 2016-09-30
AEROCENTURY CORP
filed 2016-11-10
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes  ☐ No  ☒

The number of shares of the Registrant's Common Stock outstanding as of November 10, 2016 was 1,566,699.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include these statements: (i) in Item 1, "Notes to Financial Statements," that the Company expects to deliver an off-lease aircraft to a lessee in the fourth quarter of 2016; and that the outcome of any existing or known threatened proceedings, even if determined adversely, will not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations;  (ii) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources," that the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates;  that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility due to borrowing base limitations;  (iii) in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations – Outlook," that the Company continues to expect to observe slow growth in the number of regional aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas; that the Company expects that the customers for two engine leases that expire in 2016 and five aircraft leases that expire in 2017 will choose to return the assets rather than renew the leases; that the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates; and that available borrowings under the Credit Facility will be sufficient to meet the Company's continuing obligations and, if the Credit Facility is expanded from its current amount of $150 million to the maximum of $180 million, to fund anticipated acquisitions;  (iv) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results," that the Company believes it will continue to be in compliance with all of the covenants under its debt agreements; that as competition increases, it has and will likely continue to create upward pressure on acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, create downward pressure on lease rates, resulting in lower margins for the Company and, therefore, fewer acceptable acquisition opportunities for the Company; that the Company will have sufficient cash funds to make any required principal repayment that arises due to any borrowing limitations; that most of the Company's expected growth is outside of North America; that the overall industry experience of JMC's personnel and its technical resources should permit the Company to effectively manage new aircraft types; that effective mitigating factors exist against undue compensation-incented risk-taking by JMC;  that the burden and cost of complying with environmental regulatory requirements will fall primarily upon lessees of equipment or the Company as owner of the equipment;  that the costs of complying with environmental regulations will not have a material adverse effect on the Company;  that the Company has sufficient cyber-security measures in place; that the Company's main vulnerability would be interruption to email communication, internally and with third parties, loss of customer and lease archives, and loss of document sharing between the Company's offices and remote workers;  and that sufficient replacement mechanisms exist such that there would not be a material adverse financial impact on the Company's business.   These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the lack of any unexpected lessee defaults or insolvency; the continued availability of financing for acquisitions under the Credit Facility; the Company's success in finding appropriate assets to acquire with such financing; a deterioration of the market values of aircraft types owned by the Company; an unanticipated surge in interest rates; compliance by the Company's lessees with obligations under their respective leases; no sudden current economic downturn or unanticipated future financial crises; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; large unanticipated maintenance expenses; and future trends and results that cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.  Financial Statements.

AeroCentury Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2016	2015
Assets:
Cash and cash equivalents	$3,581,100	$2,721,000
Accounts receivable, including deferred rent of $497,600 and $359,200 at September 30, 2016 and December 31, 2015, respectively	3,717,400	5,693,500
Finance leases receivable	18,288,300	11,895,600
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $29,783,100 and $31,074,600 at September 30, 2016 and December 31, 2015, respectively	196,507,600	155,258,100
Assets held for sale	2,055,000	5,228,400
Prepaid expenses and other	289,700	228,400
Total assets	$224,439,100	$181,025,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$3,036,700	$1,138,400
Notes payable and accrued interest, net of unamortized debt issuance costs of $2,220,200 and $2,814,000 at September 30, 2016 and December 31, 2015, respectively	126,613,400	107,621,600
Maintenance reserves	30,417,300	13,230,000
Accrued maintenance costs	2,088,500	382,300
Security deposits	4,050,100	3,212,600
Unearned revenues	2,787,800	1,957,400
Deferred income taxes	12,863,100	12,204,200
Taxes payable	41,700	-
Total liabilities	181,898,600	139,746,500
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,629,999 shares issued and outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	28,262,900	27,000,900
	43,044,600	41,782,600
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)
Total stockholders' equity	42,540,500	41,278,500
Total liabilities and stockholders' equity	$224,439,100	$181,025,000

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
Revenues and other income:
Operating lease revenue, net	$17,054,100	$19,281,500	$6,074,600	$6,511,300
Finance lease revenue	571,900	275,400	199,800	184,000
Net gain on disposal of assets	2,149,200	460,000	2,800	-
Net gain on sales-type finance leases	1,213,600	5,179,200	1,166,100	1,095,400
Maintenance reserves revenue, net	-	589,000	-	-
Other income	2,200	1,600	500	700
	20,991,000	25,786,700	7,443,800	7,791,400
Expenses:
Depreciation	6,283,100	6,931,400	2,332,600	2,281,500
Interest	3,766,400	4,805,300	1,338,500	1,458,900
Management fees	3,685,600	4,260,800	1,249,100	1,411,100
Maintenance	2,571,600	3,037,500	750,700	197,300
Professional fees, general and administrative and other	1,266,900	957,700	284,300	237,700
Bad debt expense	835,800	-	572,900	-
Provision for impairment in value of aircraft	321,200	147,500	-	-
Insurance	229,100	330,900	79,100	242,200
Other taxes	67,800	164,700	22,500	49,500
	19,027,500	20,635,800	6,629,700	5,878,200
Income before income tax provision	1,963,500	5,150,900	814,100	1,913,200
Income tax provision	701,500	1,788,400	284,400	658,200
Net income	$1,262,000	$3,362,500	$529,700	$1,255,000
Earnings per share:
Basic	$0.81	$2.18	$0.34	$0.81
Diluted	$0.81	$2.17	$0.34	$0.81
Weighted average shares used in earnings per share computations:
Basic	1,566,699	1,543,257	1,566,699	1,543,257
Diluted	1,566,699	1,552,181	1,566,699	1,548,469

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$10,816,200	$9,448,500
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	2,611,700	1,695,200
Proceeds from sale of assets held for sale, net of re-sale fees	3,396,100	1,835,300
Proceeds from insurance	18,886,700	-
Purchases of aircraft and related acquisition costs	(53,109,100)	(1,333,700)
Net cash (used in)/provided by investing activities	(28,214,600)	2,196,800
Financing activities:
Issuance of notes payable – Credit Facility	31,300,000	-
Repayment of notes payable – Credit Facility	(31,600,000)	(11,000,000)
Debt issuance costs	(65,000)	(59,600)
Issuance of notes payable – special purpose financing	19,609,900	-
Repayment of notes payable – special purpose financing	(986,400)	-
Net cash provided by/(used in) financing activities	18,258,500	(11,059,600)
Net increase in cash and cash equivalents	860,100	585,700
Cash and cash equivalents, beginning of period	2,721,000	1,840,500
Cash and cash equivalents, end of period	$3,581,100	$2,426,200

During the nine months ended September 30, 2016 and 2015, the Company paid interest totaling $3,211,100 and $3,881,200 respectively.  The Company paid income taxes of $800 during each of the nine months ended September 30, 2016 and 2015.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, typically acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

In August 2016, AeroCentury Corp. formed two wholly-owned subsidiaries, ACY 19002 Limited ("ACY 19002") and ACY 19003 Limited ("ACY 19003") for the purpose of acquiring aircraft using a combination of cash and financing separate from the parent's credit facility.  Financial information for AeroCentury Corp., ACY 19002 and ACY 19003 (collectively, the "Company") is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  All intercompany balances and transactions have been eliminated in consolidation.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The carrying amount of the Company's money market funds included in cash and cash equivalents was $1,547,900 and $1,946,600 at September 30, 2016 and December 31, 2015, respectively.  The fair value of the Company's money market funds would be categorized as Level 1 under the GAAP fair value hierarchy.

As of September 30, 2016 and December 31, 2015, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

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

Assets held for lease

The Company recorded no impairment charges on its aircraft held for lease in the three months ended September 30, 2016 and 2015.  The Company recorded an impairment charge of $147,500 on its aircraft held for lease during the nine months ended September 2015.

Assets held for sale

The Company recorded no impairment charges on its assets held for sale during the three months ended September 30, 2016 or 2015.  During the nine months ended September 30, 2016, the Company recorded $321,200 of impairment charges on three aircraft held for sale prior to their sale.

Fair Value of Other Financial Instruments

The Company's financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable, amounts borrowed under its credit facility (the "Credit Facility") and notes payable under special purpose financing.  The fair value of accounts receivable, finance leases receivable, accounts payable and the Company's maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments.

Borrowings under the Company's Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rate under the Credit Facility approximates current market rates for such indebtedness at the balance sheet date, and therefore that the outstanding principal and accrued interest of $110,180,000 and $110,435,600 at September 30, 2016 and December 31, 2015, respectively, approximate their fair values on such dates.  The fair value of the Company's outstanding balance of its Credit Facility would be categorized as Level 3 under the GAAP fair value hierarchy.

The amounts payable under the Company's special purpose financing are payable through the fourth quarter of 2020 and bear a fixed rate of interest, as described in Note 4(b) to the financial statements.  The outstanding balance of such financing approximates the fair value of such notes at September 30, 2016.  Such fair value would be categorized as Level 3 under the GAAP fair value hierarchy.

(d) Finance Leases

The Company currently has five aircraft finance leases that contain lessee purchase options at prices substantially below the assets' estimated residual values at the exercise date for the options.  Consequently, the Company considers the purchase options to be bargain purchase options and has classified the leases as sales-type finance leases for financial accounting purposes.  The Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease.  For sales-type finance leases, the Company recognizes as a gain or loss the amount equal to (i) the net book value of the aircraft less (ii) the net investment in sales-type finance leases plus any initial direct costs and lease incentives.

The Company recognized interest earned on finance leases in the amount of $199,800 and $184,000 in the quarters ended September 30, 2016 and 2015, respectively, and $571,900 and $275,400 in the nine months ended September 30, 2016 and 2015, respectively.

(e) Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern," which added Subtopic 205-40 to the ASC ("Subtopic 205-40").  Subtopic 205-40 requires management to determine whether substantial doubt exists concerning the reporting entity's ability to continue as a going concern, in which case certain disclosures will be required.  Subtopic 205-40 affects financial statement presentation but not methods of accounting, and is effective on a prospective basis for annual periods ending after December 15, 2016 and each reporting period thereafter, although early adoption is permitted.  The Company has not early adopted Subtopic 205-40 and is evaluating the impact the adoption of this standard will have on its financial statements.

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

In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  ASU 2016-15 addresses how the following cash transactions are presented:  (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investments; and (7) beneficial interests in securitization transactions.  It also addresses how to present cash flows with aspects of multiple classifications.  ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, provided that all of the amendments are adopted in the same period.  The Company has not yet estimated the impact of adoption of this standard on its financial statements.

2. Finance Leases Receivable

During the third quarter of 2016, the Company leased two turboprop aircraft pursuant to sales-type finance leases. One of the aircraft was off lease at June 30, 2016, and one was returned during the third quarter of 2016. The Company recorded related gains totaling $1,166,100.

During the third quarter of 2015, the Company leased a turboprop aircraft, which was off lease at June 30, 2015, pursuant to a finance lease and recorded a gain of $179,000.  The Company also amended and extended the leases for two aircraft that had been subject to operating leases.  As a result of the amendments and extensions, the leases for the two aircraft were deemed to be sales-type finance leases, and the Company recorded gains totaling $916,400.

At September 30, 2016 and December 31, 2015, the net investment included in sales-type finance leases receivable were as follows:

	September 30, 2016	December 31, 2015
Gross minimum lease payments receivable	$21,952,600	$14,074,500
Less unearned interest	(3,664,300)	(2,178,900)
Finance leases receivable	$18,288,300	$11,895,600

As of September 30, 2016, future minimum lease payments receivable under sales-type finance leases were as follows:

Years ending
Remainder of 2016	$842,900
2017	3,740,100
2018	3,663,600
2019	4,939,600
2020	2,727,600
Thereafter	6,038,800
$21,952,600

3. Aircraft and Aircraft Engines Held for Lease or Sale

(a) Assets Held for Lease

At September 30, 2016 and December 31, 2015, the Company's aircraft and aircraft engines held for lease consisted of the following:

	September 30, 2016		December 31, 2015
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft	12	23%	16	45%
Regional jet aircraft	12	73%	8	49%
Engines	4	4%	5	6%

In August 2016, the Company purchased two Bombardier CRJ-1000 aircraft on lease to a regional carrier in Europe and assumed the debt related to these aircraft.  Each aircraft is held in a single asset special-purpose subsidiary of the Company, funded by the Company.

In September 2016, the Company purchased two Bombardier CRJ-900 aircraft on lease to a current customer in Europe.

During the third quarter of 2016, the Company used cash of $52,138,000 for acquisition of aircraft and related costs.  During the second quarter of 2016, the Company made deposits and paid acquisition costs totaling $971,100 related to aircraft acquired during the third quarter.  At the time of purchase, the Company received $17,179,300 of maintenance reserves related to two of the aircraft; such reserves are reflected as a deduction in the amount of cash used for purchases and related acquisition costs in the investing activities section of the Company's statement of cash flows for the nine months ended September 30, 2016.   The Company used no cash for aircraft acquisitions during the third quarter of 2015.

Six of the Company's assets held for lease, comprised of four turboprop aircraft and two engines, were off lease at September 30, 2016, representing 7% of the net book value of the Company's aircraft and engines held for lease.   The Company has a signed lease and deposit for one of the aircraft and expects to deliver it during the fourth quarter of 2016.

As of September 30, 2016, minimum future lease revenue payments receivable under noncancelable operating leases were as follows:

Years ending
Remainder of 2016	$7,302,600
2017	26,406,900
2018	22,312,500
2019	21,685,600
2020	19,455,200
Thereafter	43,209,700
$140,372,500

(b) Assets Held for Sale

During the third quarter of 2016, the Company sold a spare engine that had been written down to its net sales price at June 30, 2016 and classified as held for sale.

Assets held for sale at September 30, 2016 included a turboprop aircraft and three turboprop airframes being sold in parts. During the three months ended September 30, 2016 and 2015, the Company received $38,600 and $19,000 respectively, from the sale of parts belonging to the airframes, which proceeds reduced the airframe's carrying values.  During the third quarter of 2016, with respect to one of those airframes, the Company received in excess of its carrying value and recorded a gain of $2,800.

4. Notes Payable and Accrued Interest

At September 30, 2016 and December 31, 2015, the Company's notes payable and accrued interest consisted of the following:

	September 30, 2016	December 31, 2015
Credit Facility:
Principal	$110,100,000	$110,400,000
Unamortized debt issuance costs	(2,220,200)	(2,814,000)
Accrued interest	80,000	35,600
Special purpose financing:
Principal	18,623,600	-
Accrued interest	30,000	-
	$126,613,400	$107,621,600

(a) Credit facility

The Company's $150 million Credit Facility is provided by a syndicate of banks and is secured by all of the Company's assets, including its aircraft and engine portfolio.  The Credit Facility, which expires on May 31, 2019, may be expanded to a maximum of $180 million.  The Company was in compliance with all covenants under the Credit Facility at September 30, 2016 and December 31, 2015.

The unused amount of the Credit Facility was $39,900,000 and $39,600,000 as of September 30, 2016 and December 31, 2015, respectively.

The weighted average interest rate on the Credit Facility was 3.93% and 3.80% at September 30, 2016 and December 31, 2015, respectively.

(b) Special purpose financing

In August 2016, the Company acquired two regional jet aircraft using cash and financing separate from its Credit Facility.  The financing resulted in note obligations of $9,805,600 and $9,804,300, which are being paid from a portion of the rent payments on the related aircraft leases through October 3, 2020 and November 7, 2020, respectively, and which bear interest at the rate of 4.455%.  The borrower under each note obligation is the special purpose entity that owns each aircraft.  The notes are collateralized by the aircraft and are recourse only to the special purpose entity borrower and its aircraft asset, subject to standard exceptions for this type of financing.  Payments due under the notes consist of quarterly principal and interest.  The combined balance of the notes payable and accrued interest on these notes at September 30, 2016 was $18,653,600.

5. Contingencies

In the ordinary conduct of the Company's business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, will not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

6. Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
Net income	$1,262,000	$3,362,500	$529,700	$1,255,000
Weighted average shares outstanding for the period	1,566,699	1,543,257	1,566,699	1,543,257
Dilutive effect of warrants	-	8,924	-	5,212
Weighted average diluted shares used in calculation of diluted earnings per share	1,566,699	1,552,181	1,566,699	1,548,469
Basic earnings per share	$0.81	$2.18	$0.34	$0.81
Diluted earnings per share	$0.81	$2.17	$0.34	$0.81

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of warrants using the treasury stock method.  The warrants were exercised in December 2015 and there is, therefore, no dilutive effect for the quarter or nine months ended September 30, 2016.

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

Fees incurred during the nine months and three months ended September 30, 2016 and 2015 were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
Management fees	$3,685,600	$4,260,800	$1,249,100	$1,411,100
Acquisition fees	1,124,200	-	1,124,200	-
Remarketing fees	284,500	517,600	225,700	93,400

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2015 and the unaudited financial statements and related notes that appear elsewhere in this report.

Critical Accounting Policies, Judgments and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company's operating results and financial position could be materially affected.  For a discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 1 to the Company's financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Quarter ended September 30, 2016 compared to the quarter ended September 30, 2015

The Company recorded net income of $0.5 million in the quarter ended September 30, 2016 compared to net income of $1.3 million in the same period of 2015.

Operating lease revenue decreased $0.4 million to $6.1 million in the third quarter of 2016 from $6.5 million in the third quarter of 2015, primarily due to: (i) the loss of revenue from an aircraft that was involved in an accident in April 2016 and was declared a total loss, (ii) the loss of revenue from assets that were sold for cash and sold pursuant to sales-type finance leases in 2015, (iii) less revenue for an engine that was on lease during the 2015 period and was returned at lease end during the third quarter of 2016, and (iv) the loss of revenue from an aircraft that was returned prior to lease end, for which the Company ceased recording revenue during the second quarter of 2016.  The effects of these decreases was partially offset by revenue from assets that were purchased during the third quarter of 2016.

During the third quarter of 2016, the Company recorded gains of $1.2 million on the sale of two aircraft pursuant to sales-type finance leases.  During the third quarter of 2015, the Company recorded gains of $1.1 million on the sale of three aircraft pursuant to sales-type finance leases.

The company's maintenance expense increased by 280% to $0.8 million during the third quarter of 2016 from $0.2 million in the third quarter of 2015, primarily as a result of maintenance performed by the Company on off-lease aircraft to prepare them for sale or re-lease in 2016.

The average net book value of assets held for lease during the third quarters of 2016 and 2015 was approximately $165.0 million and $167.6 million, respectively.  Management fees, which are based on the net book value of the Company's aircraft and engines held for lease and sale as well as finance lease receivable balances, decreased by 11% in the third quarter of 2016 as compared to the same period in 2015.

Average portfolio utilization decreased to approximately 93% during the third quarter of 2016 from approximately 94% during the same period in 2015.

The Company's interest expense decreased by 8% to $1.3 million in the third quarter of 2016 from $1.5 million in the third quarter of 2015, primarily as a result of a lower average debt balance during the 2016 period, the effect of which was partially offset by a higher average rate in the 2016 period.

During the third quarter of 2016, the Company recorded bad debt expense of $0.6 million related to an aircraft that was returned prior to lease end, for which the Company did not receive the operating lease revenue accrued in prior periods.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

The Company recorded net income of $1.3 million in the nine months ended September 30, 2016 compared to net income of $3.4 million in the same period of 2015.

Operating lease revenue decreased 12% to $17.1 million in the nine months ended September 30, 2016 from $19.3 million in the same period of 2015, primarily due to  (i) the loss of revenue from an aircraft that was involved in an accident during the 2016 period and was declared a total loss, (ii) the loss of revenue from assets that were sold for cash and pursuant to sales-type finance leases in 2015 and (iii) the loss of revenue from an asset that was returned prior to lease end in 2016.  The effect of such decreases was partially offset by revenue from assets that were purchased during the third quarter of 2016 and revenue from assets that were off lease in the 2015 period, but on lease in the 2016 period.

During the nine months ended September 30, 2016 the Company recorded gains totaling $1.2 million on the sale of three aircraft pursuant to sales-type finance leases.  The Company also recorded a $2.1 million gain on insurance proceeds related to an aircraft that was involved in an accident in April 2016 and was declared a total loss.  During the nine months ended September 30, 2015, the Company recorded $5.6 million of net gains on asset sales and sales-type finance leases.

The Company did not record any maintenance reserves revenue in the first nine months of 2016.  During the nine months ended September 30, 2015, the Company recorded maintenance reserves revenue of $0.6 million when two aircraft were returned.

Depreciation decreased by 9% during the first nine months of 2016, as compared to the same period in 2015, as a result of the net effect of (i) asset purchases during the third quarter of 2016, (ii) sales during late 2015 and during 2016, and (iii) changes in residual value assumptions from year to year.

The average net book value of assets held for lease during the nine months ended September 30, 2016 and 2015 was approximately $153.0 million and $176.1 million, respectively.  Management fees, which are based on the net book value of the Company's aircraft and engines held for lease and sale as well as finance lease receivable balances, decreased by 13% in the nine months ended September 30, 2016 as compared to the same period in 2015.

Average portfolio utilization increased to approximately 93% during the first nine months of 2016 from approximately 91% during the same period in 2015.

The Company's interest expense decreased by 22% to $3.8 million in the nine months ended September 30, 2016 from $4.8 million in the nine months ended September 30, 2015, primarily as a result of a lower average debt balance and decreased amortization of debt issuance costs during the 2016 period, the effect of which was partially offset by a higher average rate in the 2016 period.

The Company's maintenance expense decreased by 15% to $2.6 million in the first nine months of 2016 from $3.0 million in the same period of 2015, primarily as a result of a decrease in maintenance performed by the Company on off-lease aircraft to prepare them for sale or re-lease.

The Company's general and administrative expense increased by 32% to $1.3 million from $1.0 million in the first nine months of 2015, primarily as a result of expenses incurred in connection with the return of three aircraft by one of the Company's customers.

During the first nine months of 2016, the Company recorded an impairment provision of $0.2 million for one of its spare engines, based on the net sales value agreed with a buyer during the period.  The engine was sold in July 2016.  The Company also recorded $75,000 of impairment charges on two aircraft that had been held for sale and were sold during the second quarter of 2016.   During the first nine months of 2015, the Company recorded an impairment charge of $0.1 million for one of its turboprop aircraft that was held for lease, based on its appraised value.

During the first nine months of 2016, the Company recorded bad debt expense of $0.8 million related to an aircraft that was returned prior to lease end during the third quarter and for which the Company did not receive the operating lease revenue accrued in prior periods.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a) Credit Facility

The Company has a $150 million Credit Facility, as described in Note 4 to the Company's financial statements in Item 1 of this Quarterly Report on Form 10-Q.  The Company was in compliance with all covenants at September 30, 2016 and December 31, 2015.

Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates.  Although the Company believes that the assumptions it has made in forecasting its compliance with the Credit Facility covenants are reasonable in light of experience, actual results could deviate from such assumptions and there can be no assurance that the Company's beliefs will prove to be correct.  Among the more significant factors that could have an impact on the accuracy of the Company's covenant compliance forecasts are (i) unanticipated decreases in the market value of the Company's assets, or in the rental rates deemed achievable for such assets that cause the Company to record an impairment charge against earnings, (ii) lessee non-compliance with lease obligations, (iii) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rates, (iv) inability to locate and acquire a sufficient volume of additional assets at prices that will produce acceptable net returns, (v) increases in interest rates, or (vi) inability to timely dispose of off-lease assets at prices commensurate with their market value.

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

(b) Special purpose financings

In August 2016, the Company acquired two regional jet aircraft using cash and financing separate from its Credit Facility.  The financing resulted in note obligations of $9,805,600 and $9,804,300, which are being paid from a portion of the rent payments on the related aircraft leases through October 3, 2020 and November 7, 2020, respectively, and which bear interest at the rate of 4.455%. The notes are collateralized by the aircraft and are recourse only to the special purpose entity borrower and its aircraft asset, subject to standard exceptions for this type of financing.  Payments due under the notes consist of quarterly principal and interest.

(c) Cash flow

The Company's primary sources of cash are rent payments due under the Company's operating and finance leases, maintenance reserves, which are billed monthly to lessees based on asset usage, and proceeds from the sale of aircraft and engines.

The Company's primary uses of cash are for (i) purchase of assets, (ii) maintenance expense and reimbursement to lessees from collected maintenance reserves, (iii) Credit Facility and special purpose financing fees, interest and principal payments, (iv), management fees, (v) professional fees, including legal, accounting and directors fees costs, and (vi) insurance for off-lease aircraft.

The timing and amount of the Company's payments for maintenance vary, depending on the timing of lessee-performed maintenance that is eligible for reimbursement and the aggregate amount of such claims, and the timing and amount of maintenance incurred in connection with preparation of off-lease assets for re-lease to new customers.  The Company's maintenance payments typically constitute a large portion of its cash needs, and the Company may from time to time borrow additional funds under the Credit Facility to provide funding for such payments.

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

The amount of interest paid by the Company depends in part on the outstanding balance of its Credit Facility, which carries a floating interest rate as well as an interest rate margin, and is therefore also dependent on changes in prevailing interest rates.

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

(i) Operating activities

The Company's cash flow from operations increased by $1.4 million in the first nine months of 2016 compared to the same period in 2015. As discussed below, the increase in cash flow was primarily a result of increases in payments received for finance lease interest and net security deposits, and decreases in payments for interest, aircraft insurance and management fees.  This positive effect was partially offset by decreases in payments received for maintenance reserves and increases in payments for maintenance and professional fees.
Payments for finance lease interest

Receipts for finance lease interest increased by $0.3 million in the first nine months of 2016 compared to the same period in 2015, primarily as a result of an increase in the number of finance leases during the 2016 period.

Payments for security deposits

Net security deposits received by the Company increased by $1.0 million in the first nine months of 2016 compared to the same period in 2015, primarily as a result of lease deposits received for aircraft purchased by the Company during the 2016 period.

Payments for interest

Payments for interest decreased by $0.7 million in the first nine months of 2016 compared to the same period in 2015 as a result of a lower average Credit Facility balance during the 2016 period.

Payment for aircraft insurance

Although aircraft insurance expense was higher in the first nine months of 2016 compared to the same period in 2015, payments for aircraft insurance decreased by $0.5 million in the first nine months of 2016 compared to the same period in 2015, primarily as a result of a difference in the timing of premium payments that are made on a semi-annual basis.

Payments for management fees

Payments for management fees decreased by $0.9 million in the first nine months of 2016 compared to the same period in 2015, primarily as a result of sales of aircraft during the fourth quarter of 2015 and the first nine months of 2016, the effect of which was only partially offset by aircraft acquisitions during 2016.

Payments for maintenance reserves

Receipts for maintenance reserves from lessees decreased by $0.8 million in the first nine months of 2016 compared to the same period in 2015, primarily as a result of fewer assets for which the Company collects maintenance reserves in the 2016 period.

Payment for maintenance

Payments for maintenance increased by $0.5 million in the first nine months of 2016 compared to the same period in 2015 as a result of more maintenance performed to ready aircraft for re-lease or sale in the 2016 period.

Payments for professional fees

Payments for professional fees increased by $0.6 million in the first nine months of 2016 compared to the same period in 2015 as a result of expenses incurred in connection with the return of three aircraft by one of the Company's customers.

(ii) Investing activities

During the first nine months of 2016 and 2015, the Company received net cash of $6.0 million and $3.5 million, respectively, from the sale of assets.  During the 2016 period, the Company also received $18.9 million of insurance proceeds related to the total loss of an aircraft during the period and for damage to an aircraft in 2015.

During the first nine months of 2016, the Company used cash of $53.1 million for acquisition of aircraft.  During the first nine months of 2015, the Company used cash of $1.3 million for acquisition costs related to aircraft acquired during the second half of 2014.

(iii) Financing activities

The Company made borrowings of $31.3 million and $0 under the Credit Facility during the first nine months of 2016 and 2015, respectively.  In these same periods, the Company repaid $31.6 million and $11.0 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by insurance proceeds, excess cash flow and the sale of assets.   During the 2016 period, the Company's special purpose entities borrowed $19.6 million and repaid $1.0 million.

Outlook

(a) General

While in certain areas of the world the air carrier industry is now beginning to experience growth after a period of contraction following the global downturn of recent years, other areas continue to experience slow recovery and failures of weaker air carrier competitors that are unable to survive the aftermath of the global downturn.  The slowdown in the Chinese economy appears to be affecting certain regions and a prolonged downturn could have global financial ramifications and further exacerbate the economies of certain areas in which the Company does business that rely heavily on trade with China.  Overall, the Company continues to expect to observe slow growth in the number of regional aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, as compared to periods before the global downturn.

The Company has identified three areas that could challenge the Company's growth and operating results:

• Competition in the Company's market niche has increased significantly as a result of the current low-interest rate environment and new acquisition and leasing market entrants, some of which are funded by investment banks and private equity firms seeking higher yields than those available on assets in which these funds had traditionally invested.  The increased competition has resulted in higher acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, has put downward pressure on lease rates, resulting in lower margins and, therefore, fewer acceptable acquisition opportunities for the Company.  In this context, the recent casualty loss of one of the Company's turboprop aircraft and its significant amount of operating lease revenue will create increased pressure on the Company to find additional assets that meet its acquisition criteria.

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

• The Company could experience a delay in remarketing its assets, as well as lower rental rates for assets that are remarketed.  The Company expects that the customers for two engine leases that expire in 2016 and five aircraft leases that expire in 2017 will choose to return the assets rather than renew the leases.

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

In addition to five turboprop aircraft that are subject to finance leases, at October 31, 2016, the Company's aircraft and aircraft engines that were on lease or held for lease consisted of the following.

Type	Number owned	% of net book value
Turboprop aircraft	12	23%
Regional jet aircraft	12	73%
Engines	4	4%

For the month ended October 31, 2016, approximately 28%, 20%, 14% and 14% of the Company's operating lease revenue was derived from customers in Slovenia, Spain, the United States and Mozambique, respectively. Operating lease revenue does not include interest income from finance leases.  The table below sets forth geographic information about the Company's operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

Region	Number of lessees	% of operating lease revenue
Europe	4	54%
North America	3	23%
Africa	1	14%
Asia	1	5%
Australia	1	4%

(c) Remarketing Efforts

The Company is seeking remarketing opportunities for three turboprop aircraft and two engines that are held for lease.  However, the Company may also consider selling some or all of these assets.  The Company is analyzing the amount and timing of maintenance required to remarket the assets, the amount of which may differ significantly if the assets are sold rather than re-leased.

The Company also owns a turboprop aircraft that is held for sale, for which the Company is seeking sales opportunities.

(d) Credit Facility

The unused amount of the Credit Facility was $39.9 million as of the date of this filing.  Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates. The Company also believes that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and, if the Credit Facility is expanded from its current amount of $150 million to the maximum of $180 million, to fund anticipated acquisitions.  However, there can be no assurance the Company's beliefs will prove to be correct or that the lenders under the Credit Facility will agree to expand the Credit Facility when requested by the Company.

Factors that May Affect Future Results

Noncompliance with Debt Financial Covenants.  The Company's use of debt as the primary form of acquisition financing subjects the Company to increased risks associated with leverage.  In addition to payment obligations, the Company's debt agreements include financial covenants, including some requiring the Company to have positive earnings, meet minimum net worth standards and be in compliance with certain other financial ratios.

Although the Company believes it will continue to be in compliance with all of the covenants under its debt agreements, there can be no assurance of such compliance, and in the event of any non-compliance, the Company would need to seek further waivers or amendments of applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under a debt agreement, if not cured in the time permitted or waived by the respective lender, could result in the Company's inability to borrow under the Credit Facility, the acceleration of the Company's debt obligations, or the foreclosure upon any or all of the assets of the Company.

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

Competition.  The aircraft leasing industry is highly competitive.  The Company competes with aircraft manufacturers, distributors, airlines and aircraft operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources.  The Company believes that it is competitive because of JMC's expertise and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.  This market segment, which in many cases involves customers that are private companies without well-established third party credit ratings, is not well served by large financial institutions.  JMC has developed a reputation as a competent global participant in this segment of the market, and the Company believes that JMC's reputation benefits the Company.  Competition in the Company's market niche, however, has increased significantly recently as a result of new entrants to the acquisition and leasing market and consolidation of certain competitors in the Company's niche.  As competition increases, it has and will likely continue to create upward pressure on acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, create downward pressure on lease rates, resulting in lower margins for the Company and, therefore, fewer acceptable acquisition opportunities for the Company.

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

General Economic Conditions and Lowered Demand for Travel. The Company's business is dependent upon general economic conditions and the strength of the travel and transportation industry.  In certain geographic regions, the industry is continuing to experience financial difficulty due to the slow recovery in the global economy.  The spread of a disease epidemic, the threat or execution of a terrorist attack against aviation, a worsening financial/bank crisis in Europe, severe economic repercussions in Europe as a result of "Brexit," a natural event that interrupts air traffic, military conflict, political crises or other events that cause a prolonged spike in fuel prices, or other like events could exacerbate an already weakened condition and lead to widespread failures in the air carrier industry.  Any ripple effects from the slowdown in China could further exacerbate the economies of certain areas in which the Company does business.  If lessees experience financial difficulties and are unable to meet lease obligations, this will, in turn, negatively affect the Company's financial performance.

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

Concentration of Lessees and Aircraft Type. For the month ended October 31, 2016, the Company's four largest customers accounted for a total of approximately 76% of the Company's monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company's financial results and borrowing base under the Credit Facility, and, therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company's revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any non-compliance that is not cured in the time permitted under the Credit Facility, the Company would need to seek waivers or amendment of the applicable covenants from its lenders if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Engine Leasing Risk.  Because engine leasing, absent a long-term triple net lease, is viewed as inherently riskier than aircraft leasing, the Company does not focus on this segment. The Company, however, currently has four engines in its portfolio, making up 4% of the Company's total net book value of aircraft and aircraft engines held for lease. The Company may from time to time lease one or more of these engines to lessees under industry standard short-term engine leases that place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer's warranty or is not otherwise caused by circumstances that the lessee is required to cover, the Company's investment in the engine could be a significant loss or the Company might incur a significant maintenance expense.

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

The Company's management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's Disclosure Controls and concluded that the Company's Disclosure Controls were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting.  No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
10.31
Aircraft Sale and Purchase Agreement, between the Company and GOAL Verwaltungsgesellschaft MbH & Co. Projekt Nr. 32KG, dated September 15, 2016, incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed with the Securities Exchange Commission on September 21, 2016

10.32
Aircraft Sale and Purchase Agreement, between AeroCentury Corp. and GOAL Verwaltungsgesellschaft MbH & Co. Projekt Nr. 33KG, dated September 15, 2016, incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed with the Securities Exchange Commission on September 21, 2016

31.1	Certification of Michael G. Magnusson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Michael G. Magnusson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROCENTURY CORP.
Date: November 10, 2016	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer