Form 10-K
period 2016-12-31
AEROCENTURY CORP
filed 2017-03-09
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price as of June 30, 2016) was $10,877,500.

The number of shares of the Registrant's Common Stock outstanding as of March 9, 2017 was 1,566,699.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders.  Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include these statements: (i) in Part I, Item 1, "Business of the Company," that the Company can purchase assets at an appropriate price and maintain an acceptable overall on-lease rate for the Company's assets; and that it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies; (ii) in Part I, Item 1, "Working Capital Needs," that the Company will have sufficient cash flow or borrowing availability to fund maintenance costs; (iii) in Part I, Item 1, "Competition," that the Company has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by many in the regional air carrier market; and that the Company continues to have a competitive advantage because JMC has developed a presence as a global participant in the regional aircraft leasing market; (iv) in Part I, Item 1, "Environmental Matters," that neither compliance with federal, state and local provisions regulating discharge of greenhouse gas emissions (including carbon dioxide (CO2)) in the environment and/or aircraft noise regulations, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on the Company's capital expenditures, financial condition, results of operations or competitive position; (v) in Part I, Item 3, "Legal Proceedings," that none of the current litigation, if resolved adverse to the Company, is anticipated to have a material adverse effect on the Company; (vi) in Part II, Item 7,  "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources," that the Company will be in compliance with all of its credit facility covenants at future calculation dates; and that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility due to borrowing base limitations; (vii) in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Outlook," that the Company does not anticipate any future weakening of the financial condition of its overall customer base, but believes that there may be further shakeouts of weaker carriers in the industry before the financial situation improves across the board; that the Company continues to expect slow growth in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially in western Europe, as compared to periods before the global downturn; that that there will be intense competition among buyers of leased assets available for acquisition; that the Company could experience a delay in remarketing its assets, as well as lower rental rates for assets that are remarketed; that the Company expects that the customers for four aircraft leases and two engine leases that expire in 2017 will choose to return the assets rather than renew the leases; that the Company will be in compliance with all of its Credit Facility covenants at future calculation dates; and that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and, if the Credit Facility is expanded from its current amount of $150 million to the maximum of $180 million, to fund anticipated acquisitions; (viii) in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results," that the Company will be in compliance with all of its credit facility covenants; that competition has and will likely continue to create upward pressure on acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, create downward pressure on lease rates, resulting in lower margins for the Company and, therefore, fewer acceptable acquisition opportunities for the Company; that the Company will have sufficient cash funds to make any required principal repayment that arises due to borrowing limitations; that the Company does not anticipate any worsening of the financial condition of its overall customer base, but believes that there may be further shakeouts of weaker carriers in economically troubled regions; that most of the Company's growth will be outside North America; that the overall industry expertise of JMC's personnel and its technical resources should permit the Company to effectively manage new aircraft types; that there are effective mitigating factors against undue compensation-incented risk-taking by JMC; that it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on the Company's financial position, results of operations, or cash flows; that the Company has sufficient cyber-security measures in place commensurate with the risks to the Company of a successful cyber-attack or breach of security; and that sufficient replacement mechanisms exist in the event of such a cyber-attack interruption that there would not be a material adverse financial impact on the Company's business; and (ix) in Part II, Item 8, "Financial Statements," that the adoption of the provisions of ASU 2016-01 will not have a substantial effect on its balance sheet or statement of operations; that the accounting for the Company's existing operating and sales-type leases will not be affected by adoption of Topic 842, nor does it expect classification of its future leases to be significantly affected by adoption; that certain pre-lease costs that are currently capitalized and amortized over operating lease terms or offset against gain on sale in sales-type leases will instead be expensed when incurred under the new standards of Topic 842; that Company does not expect to adopt Topic 842 early, and does expect to elect practical expedients in connection with its adoption, including not re-evaluating lease classification or capitalized initial direct costs on existing leases; that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.  These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including no sudden current economic downturn or unanticipated future financial crises or other unanticipated events, such as war, terrorist events or a flu epidemic that might adversely affect the travel industry or the commercial airline business, the lack of any unexpected lessee defaults or insolvency; a deterioration of the market values of aircraft types owned by the Company; compliance by the Company's lessees with obligations under their respective leases; the continued availability of financing for acquisitions under the Credit Facility; the Company's success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1. Business.

Business of the Company

AeroCentury Corp., a Delaware corporation incorporated in 1997, typically acquires used regional aircraft for lease to regional carriers worldwide.  In August 2016, AeroCentury Corp. formed two wholly-owned subsidiaries, ACY 19002 Limited ("ACY 19002") and ACY 19003 Limited ("ACY 19003") for the purpose of acquiring aircraft using a combination of cash and financing separate from the parent's credit facility.

The business of AeroCentury Corp., ACY 19002 and ACY 19003 (collectively, the "Company") is managed by JetFleet Management Corp. ("JMC"), pursuant to a management agreement (the "Management Agreement") with JMC.  JMC is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company.

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

The Company generally targets used regional aircraft with purchase prices between $5 million and $20 million, and lease terms of three to ten years.  In determining assets for acquisition, the Company evaluates, among other things, the type of asset, its current price and projected future value, its versatility or specialized uses, the current and projected availability of and demand for that asset, and the type and number of future potential lessees.  Because JMC has extensive experience in purchasing, leasing and selling used regional aircraft, the Company believes it can purchase these assets at an appropriate price and maintain an acceptable overall on-lease rate for the Company's assets.

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

The Company has funded its asset acquisitions primarily through debt financing supplemented by free cash flow.  The Company's primary source of debt financing has been a secured credit facility.  The Company's current credit facility (the "Credit Facility") is provided by a syndicate of banks, with MUFG Union Bank, N.A. as agent, and expires on May 31, 2019.  As discussed above, during 2016, the Company also financed the purchase of two aircraft using special purpose financing.

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

Competition

The Company competes with other leasing companies, banks, financial institutions, private equity firms, and aircraft leasing syndicates for customers that generally are regional commercial aircraft operators seeking to lease aircraft under operating leases.  Competition has increased as competitors who have traditionally neglected the regional air carrier market have recently focused on that market.  The industry has also experienced a number of consolidations of smaller leasing companies, creating a handful of very large companies operating in this market.  Because competition is largely based on price and lease terms, the entry of new competitors into the market, the creation of larger competitors due to consolidation, and/or the entry of traditional large aircraft lessors into the regional aircraft niche, particularly those with greater access to capital markets than the Company, could lead to fewer acquisition opportunities for the Company and/or lease terms less favorable to the Company, as well as fewer renewals of existing leases or new leases of existing aircraft, all of which could lead to lower revenues, profitability and cash flow for the Company.

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

Dependence on Significant Customers

For the year ended December 31, 2016, the Company's three largest customers accounted for 21%, 17% and 17% of lease revenue.  For the year ended December 31, 2015, the Company's three largest customers accounted for 17%, 16% and 15% of lease revenue.  Concentration of credit risk with respect to lease receivables will diminish in the future only if the Company is able to re-lease assets currently on lease to significant customers to new customers and/or acquire assets for lease to new customers.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2016, the Company did not own or lease any real property, plant or materially important physical properties.  The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010.  However, since the Company has no employees and the Company's portfolio of leased aircraft assets is managed and administered under the terms of the Management Agreement with JMC, all office facilities are provided by JMC.

For information regarding the aircraft and aircraft engines owned by the Company, refer to Note 3 to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

Market Information

The Company's Common Stock has been traded on the NYSE MKT since January 16, 1998.  The following table sets forth the high and low sales prices reported on the NYSE MKT for the Company's Common Stock for the periods indicated:

Period	High	Low
Fiscal year ended December 31, 2016:
Fourth Quarter	$9.69	$8.50
Third Quarter	9.50	8.50
Second Quarter	11.45	8.52
First Quarter	14.88	10.03
Fiscal year ended December 31, 2015:
Fourth Quarter	13.00	8.21
Third Quarter	13.00	7.70
Second Quarter	13.45	8.01
First Quarter	14.00	7.61

On March 8, 2017, the closing sale price of the Company's Common Stock on the NYSE MKT exchange was $10.20 per share.

Sale of Unregistered Securities

In April 2007, the Company issued warrants to purchase up to 81,224 shares of the Company's Common Stock at $8.75 per share.  On December 16, 2015, the holders of the warrants exercised all warrants outstanding on a "cashless" basis, resulting in the issuance on that date of 23,442 net shares of Common Stock. Such shares of Common Stock were issued pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"), and no underwriters were used in connection with the warrant exercise.  For additional information related to the warrants, see Note 10 and Note 12 of Notes to Consolidated Financial Statements included in this Report.  The 23,442 shares issued to the holders of the warrants may be resold by such holders under an exemption from registration provided by Rule 144 under the Securities Act.

Number of Security Holders

According to the Company's transfer agent, the Company had approximately 1,300 stockholders of record as of March 9, 2017.  Because brokers and other institutions on behalf of beneficial stockholders hold many of the Company's shares of Common Stock, the Company is unable to estimate the total number of beneficial stockholders represented by those record holders.

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

Stockholder Rights Plan

For information regarding the Company's stockholder rights plan, refer to Note 8 to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

Critical Accounting Policies, Judgments and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company's operating results and financial position could be materially affected.  For a discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 1 to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

For a discussion of the Company's accounting policies regarding maintenance reserves, refer to Note 1(m) to the Company's consolidatedfinancial statements in Item 8 of this Annual Report on Form 10-K.

Results of Operations

The Company recorded net income of $1.2 million in 2016 compared to net income of $6.4 million in 2015.

Operating lease revenue decreased 4% to $24.5 million in 2016 from $25.5 million in 2015, primarily due to: (i) the loss of revenue from an aircraft that was involved in an accident in April 2016 and was declared a total loss, (ii) the loss of revenue from assets that were sold for cash and sold pursuant to sales-type finance leases in 2015, (iii) less revenue for an engine that was on lease during 2015 and was returned at lease end during the third quarter of 2016, and (iv) the loss of revenue from an aircraft that was returned prior to lease end, for which the Company ceased recording revenue during the second quarter of 2016.  The effects of these decreases was partially offset by revenue from assets that were purchased during the third quarter of 2016 and revenue from two engines that were off lease in 2015, but on lease in 2016.

During 2016, the Company also recorded a $2.1 million gain on insurance proceeds related to an aircraft that was involved in an accident and declared a total loss.  During 2015, the Company recorded $6.8 million of net gains on sales, reflecting the sale of four aircraft.

During 2016, the Company recorded $1.2 million of net gains on sales-type finance leases related to three aircraft, compared to net gains of $5.2 million related to five sales-type finance leases in 2015.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time.  The Company recorded no maintenance reserves revenue in 2016, compared to $0.6 million in 2015, when two aircraft were returned to the Company.

During 2016, the Company acquired four aircraft. The Company added no equipment to its portfolio during 2015; however, it paid acquisition costs in 2015 related to 2014 asset acquisitions.

During 2016, consistent with its policy of selling older aircraft at the appropriate time, the Company sold four regional jet aircraft that had been held for sale, and, pursuant to sales-type finance leases, an additional three turboprop aircraft that had been held for lease.  During 2015, the Company sold a turboprop aircraft that had been held for sale; two turboprop aircraft were sold to their lessee; and, pursuant to sales-type finance leases, it sold an additional five turboprop aircraft that had been held for lease.

Depreciation was approximately the same in 2016 and 2015.

The average net book value of assets held for lease during 2016 and 2015 was approximately $163.4 million and $171.0 million, respectively.  Management fees, which are based on the net book value of the Company's aircraft and engines as well as finance lease receivable balances, decreased by 7% in 2016 as compared to 2015.

Average portfolio utilization increased to approximately 93% during 2016 from approximately 92% during 2015.

The Company's interest expense decreased by 13% to $5.3 million in 2016 from $6.1 million in 2015, primarily as a result of a lower average debt balance and decreased amortization of debt issuance costs during the 2016 period, the effect of which was partially offset by a higher average interest rate in 2016.

The Company's maintenance expense decreased by 30% to $3.3 million in 2016 from $4.7 million in 2015, primarily as a result of a decrease in one-time maintenance performed by the Company on off-lease aircraft to prepare them for re-lease.

The Company's professional fees, general and administrative and other expenses increased by 40% to $1.7 million in 2016 from $1.2 million in 2015, primarily as a result of expenses incurred in connection with the return of three aircraft by a lessee during 2016.

During 2016, the Company recorded impairment charges of (i) $0.9 million for a spare engine, based on its appraised value, (ii) $0.2 million on a second spare engine, based on its net sales value and (iii) $0.1 million related to two of its four regional jet aircraft based on a reduced sales price.  During 2015, the Company recorded impairment charges of (i) $0.2 million for one of its turboprop aircraft that is held for lease, based on its appraised value, (ii) $0.8 million for its four regional jet aircraft that were held for sale, based on estimated sales proceeds, and (iii) $0.3 million for one of its turboprop aircraft that is held for sale, based on estimated proceeds to be received from a consignment vendor that is selling the aircraft in parts.

During 2016, the Company recorded bad debt expense of $0.8 million related to an aircraft that was returned prior to lease end and for which the Company did not receive the operating lease revenue accrued in prior periods.  The Company recorded no bad debt expense during 2015.

The Company's insurance expense decreased by 25% to $0.3 million in 2016 from $0.4 million in 2015, primarily due to a reduction in premiums due to sales and fewer off-lease aircraft in 2016.

During 2016, the Company reached a settlement of $0.1 million related to goods and services tax that had been accrued in 2014 and 2015 for four of the Company's aircraft that were leased to a foreign customer.  As a result of such settlement, during 2016, the Company reversed $0.4 million of other tax expense.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a) Credit Facility

The Company has a $150 million Credit Facility, as described in Note 6 to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.  The Company was in compliance with all covenants at December 31, 2016 and December 31, 2015.

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

(b) Special purpose financings

In August 2016, the Company acquired, using wholly-owned special purpose entities, two regional jet aircraft, using cash and third-party financing separate from its Credit Facility.  The acquisition resulted in note obligations to the third party of $9,805,600 and $9,804,300, by each of the special purpose entities, respectively, and each note bears interest at the rate of 4.455%.  The note obligations require installment payments that are funded from the rent payments on the related aircraft leases through October 3, 2020 and November 7, 2020.   The note obligations are collateralized by the aircraft and are recourse only to the special purpose entity borrower and its aircraft asset, subject to standard exceptions for this type of financing.  Payments due under the notes consist of quarterly principal and interest.

(c) Cash flow

The Company's primary sources of cash are rent payments due under the Company's operating and finance leases, maintenance reserves, which are billed monthly to lessees based on asset usage, and proceeds from the sale of aircraft and engines.

The Company's primary uses of cash are for (i) purchase of assets, (ii) Credit Facility and special purpose financing interest and principal payments, (iii) maintenance expense and reimbursement to lessees from collected maintenance reserves, (iv), management fees, and (v) professional fees, including legal, accounting and directors' fees costs.

The Company's payments for maintenance consist of reimbursements to lessees for eligible maintenance costs under their leases and maintenance incurred directly by the Company for preparation of off-lease assets for re-lease to new customers.  The timing and amount of such payments may vary widely between quarterly and annual periods, as the required maintenance events can vary greatly in magnitude and cost, and the performance of the required maintenance events by the lessee or the Company, as applicable, are not regularly scheduled calendar events and do not occur at uniform intervals throughout any calendar period.  The Company's maintenance payments typically constitute a large portion of its cash needs, and the Company may from time to time borrow additional funds under the Credit Facility to provide funding for such payments.

Management fees paid by the Company are relatively predictable because they are based on the net asset value of the Company's portfolio and finance lease receivable balances.  Because of this, the risk of increased costs for employee salaries and benefits, worldwide travel related to the management of the Company's aircraft portfolio, office rent, outside technical experts and other overhead expenses is entirely placed on JMC.

The amount of interest paid by the Company depends primarily on the outstanding balance of its Credit Facility,  which carries a floating interest rate as well as an interest rate margin, and is therefore also dependent on changes in prevailing interest rates.  Interest related to the Company's special purpose financings is payable at a fixed rate.

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

(i) Operating activities

The Company's cash flow from operations increased by $0.8 million in 2016 compared to 2015.  As discussed below, the increase in cash flow was primarily a result of increases in payments received for operating lease revenue and net security deposits, and decreases in payments for interest, aircraft insurance, maintenance and management fees.  This positive effect was partially offset by decreases in payments received for maintenance reserves and increases in payments for maintenance and professional fees.

Payments for operating lease revenue

Rent receipts from lessees increased by $1.7 million in 2016 compared to 2015, primarily due to higher rent from assets purchased and leased to customers during 2016.

As of the date of this filing, the Company is receiving no lease revenue for three aircraft and two engines that are off lease.  The total book value of these assets is $11.7 million, representing 6% of the Company's total assets held for lease. In addition, an off-lease turboprop aircraft, with a book value of $1.5 million, is being held for sale and is not generating any lease revenue.

Payments for security deposits

Net security deposits received by the Company increased by $0.8 million in 2016 compared to 2015, primarily as a result of lease deposits received in connection with aircraft purchased by the Company during the 2016 period.

Payments for interest

Payments for interest decreased by $0.5 million in 2016 compared to 2015 as a result of a lower average Credit Facility balance during 2016.

Payment for aircraft insurance

Payments for aircraft insurance decreased by $0.6 million in 2016 compared to 2015, because fewer of the Company's assets were off lease in 2016 and as a result of a difference in the timing of premium payments that are made on a semi-annual basis.

Payments for management fees

Payments for management fees decreased by $0.8 million in 2016 compared to 2015, as a result of sales of aircraft during the fourth quarter of 2015 and during 2016, the effect of which was only partially offset by aircraft acquisitions during 2016, as well as a difference in the timing of payments from year to year.

Payments for maintenance reserves

Receipts for maintenance reserves from lessees decreased by $0.8 million in 2016 compared to 2015, primarily as a result of fewer assets for which the Company collected maintenance reserves in the 2016 period.

Payments for maintenance

Although maintenance expense was lower in 2016 than in 2015, payments for maintenance increased by $2.5 million in 2016 compared to 2015 as a result of a difference in the timing of payments for maintenance.

Payments for professional fees

Payments for professional fees increased by $0.6 million in 2016 compared to 2015 primarily as a result of expenses incurred in connection with the return of three aircraft by one of the Company's customers.

(ii) Investing activities

During 2016 and 2015, the Company received net cash of $6.3 million and $14.7 million, respectively, from the sale of assets.  During 2016, the Company also received $18.9 million of insurance proceeds related to the total loss of an aircraft during the period and for damage to an aircraft in 2015.  During 2016, the Company used cash of $54.4 million for acquisitions of aircraft.  During 2015, the Company used cash of $1.3 million for acquisition costs related to aircraft acquired during the second half of 2014.

(iii) Financing activities

The Company made additional borrowings of $31.3 million under the Credit Facility during 2016 and none in 2015.  In 2016 and 2015, the Company repaid $31.6 million and $23.0 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow and the sale of assets.  During each of 2016 and 2015, the Company paid $0.1 million of debt issuance costs.  During 2016, the Company's special purpose entities borrowed $19.6 million and repaid $2.0 million.

Outlook

(a) General

During the global downturn, there was an overall reduction in passenger traffic in some markets where the Company's lessees operate.  This weakened the financial condition of some of these lessees, which resulted in these lessees and other carriers slowing expansion or reducing capacity.  As a result, the demand for aircraft by these lessees and other carriers decreased, reducing the Company's acquisition and remarketing opportunities.  The Company does not anticipate any future weakening of the financial condition of its overall customer base, but believes that there may be further shakeouts of weaker carriers in the industry before the financial situation improves across the board. Overall, the Company continues to expect slow growth in the number of aircraft and aircraft engines needed for operation by carriers in nearly all geographic areas, especially in western Europe, as compared to periods before the global downturn, and that there will be intense competition among buyers of leased assets available for acquisition.

The Company has identified three areas that could challenge the Company's growth and operating results by negatively affecting its collateral base and, therefore, its ability to access sources of financing:

• The Company could experience (i) a delay in remarketing its assets, as well as (ii) lower rental rates for assets that are remarketed.  The Company expects that the customers for four aircraft leases and two engine leases that expire in 2017 will choose to return the assets rather than renew the leases.

• Lessees that are located in low- or no-growth areas of the world carry heightened risk of an unanticipated lessee default.  A lessee's default and the unscheduled return of an asset to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee's default on its maintenance and return condition obligations.  The Company monitors the performance of all of its customers and has noted that some of the Company's customers continue to experience weakened operating results and have not yet achieved financial stability.

• As a result of the current low-interest rate environment, competition in the Company's market niche has increased significantly as a result of new acquisition and leasing market entrants, some of which are funded by investment banks and private equity firms seeking higher yields on investment assets than are currently available from traditional income investment types.  The increased competition has resulted in higher acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, has put downward pressure on lease rates, resulting in lower margins and, therefore, fewer acceptable acquisition opportunities for the Company.

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

In addition to six turboprop aircraft that are subject to finance leases, at February 28, 2017, the Company's aircraft and aircraft engines that were on lease or held for lease consisted of the following:

Type	Number owned	% of net book value
Turboprop aircraft	11	23%
Regional jet aircraft	12	73%
Engines	4	4%

For the month ended February 28, 2017, approximately 28%, 19%, 15% and 14% of the Company's operating lease revenue was derived from customers in Slovenia, Spain, Mozambique and the United States, respectively.  Operating lease revenue does not include interest income from the Company's finance leases.  The table below sets forth geographic information about the Company's operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

Region	Number of lessees	% of operating lease revenue
Europe	4	53%
North America	3	24%
Africa	1	15%
Asia	1	4%
Australia	1	4%

(c) Remarketing Efforts

The Company is seeking remarketing opportunities for two turboprop aircraft and two engines that are held for lease.  However, the Company may also consider selling some or all of these assets.  The Company is analyzing the amount and timing of maintenance required to remarket the assets, the amount of which may differ significantly if the assets are sold rather than re-leased.

The Company also owns a turboprop aircraft that is held for sale, for which the Company is seeking sales opportunities.

(d) Credit Facility

The unused amount of the Credit Facility was $39.9 million as of the date of this filing.  Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates. The Company also believes that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and, if the Credit Facility is expanded from its current amount of $150 million to the maximum of $180 million, to fund anticipated acquisitions.  However, there can be no assurance that the Company's beliefs will prove to be correct or that the lenders under the Credit Facility will agree to expand the Credit Facility when requested by the Company.

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

Ownership Risks.  The Company's leases typically are for a period shorter than the entire, anticipated, remaining useful life of the leased assets.  As a result, the Company's recovery of its investment and realization of its expected yield in such a leased asset is dependent upon the Company's ability to profitably re-lease or sell the asset following the expiration of the lease.  This ability is affected by worldwide economic conditions, general aircraft market conditions, regulatory changes, changes in the supply or cost of aircraft equipment, and technological developments that may cause the asset to become obsolete. If the Company is unable to remarket its assets on favorable terms when the leases for such assets expire, the Company's financial condition, cash flow, ability to service debt, and results of operations could be adversely affected.

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

In addition, a successful investment in an asset subject to a lease depends in part upon having the asset returned by the lessee in the condition as required under the lease.  Each lease typically obligates a customer to return an asset to the Company in a specified condition, generally in equal or better condition than at delivery to the lessee.  The Company strives to ensure this result through onsite management during the return process.  If the lessee were to become insolvent during the term of its lease and the Company had to repossess the asset, however, it is unlikely that the lessee would have the financial ability to meet these return obligations.  Alternatively, if the lessee filed for bankruptcy and rejected the aircraft lease, the lessee would be required to return the aircraft but would be relieved from further lease obligations, including return conditions specified in the lease.  In either case, it is likely that the Company would be required to expend funds in excess of any maintenance reserves collected to return the asset to a remarketable condition.

Several of the Company's leases with financially strong lessees do not require payment of monthly maintenance reserves, which serve as the lessee's advance payment for its future repair and maintenance obligations.  If repossession due to lessee default or bankruptcy occurred under such a lease, the Company would be left with the costs of unperformed repair and maintenance under the applicable lease and the Company would likely incur an unanticipated expense in order to re-lease or sell the asset.

Furthermore, the occurrence of unexpected adverse changes that impact the Company's estimates of expected cash flows generated from an asset could result in an asset impairment charge against the Company's earnings. The Company periodically reviews long-term assets for impairment, particularly when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment charge is recorded when the carrying amount of an asset is estimated to be not recoverable and exceeds its fair value. The Company recorded impairment charges for some of its aircraft in 2015 and 2016, and may be required to record asset impairment charges in the future as a result of a prolonged weak economic environment, challenging market conditions in the airline industry, events related to particular lessees, assets or asset types or other factors affecting the value of aircraft or engines.

Lessee Credit Risk. The Company carefully evaluates the credit risk of each customer and attempts to obtain a third party guaranty, letters of credit or other credit enhancements, if it deems them necessary, in addition to customary security deposits.  There can be no assurance, however, that such enhancements will be available, or that, if obtained, will fully protect the Company from losses resulting from a lessee default or bankruptcy.

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

General Economic Conditions and Lowered Demand for Travel. While the United States economy has seen substantial improvement, not all global regions are experiencing growth, and some remain in recession. The Company does not anticipate any worsening of the financial condition of its overall customer base, but believes that there may be further shakeouts of weaker carriers in economically troubled regions.

A growing concern arises from the fact that much of the recent growth in demand for regional aircraft in developing countries has arisen from mineral and natural resource exploitation operations by Chinese enterprises in these countries. A future, sustained major downturn in the Chinese domestic economy that reduces demand for imported raw materials could have a significant negative impact on the demand for business and regional aircraft in these developing countries, including in some of markets in which the Company does, or seeks to do, business.

Furthermore, any further upheavals due to instability in the European Union ("EU") due to "Brexit" and potential future departures of other countries from the EU could have a negative impact on intra-European carriers and the current "open-sky" policies under which they operate freely within the EU.  Losing open-sky flight rights could have a significant negative impact on the health of the Company's European lessees and, as a result, the financial performance and condition of the Company.

In addition, the increased strength of the US dollar may make it more expensive for the Company's lessees to convert their local currencies to the US dollars used to pay their US dollar-denominated lease payments.  Finally, if a major flu outbreak occurs, or more terrorist attacks involving aircraft or airports occur, passengers may avoid air travel altogether, and global air travel worldwide could be significantly affected. This would have an adverse impact on many of the Company's customers.

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

Foreign lessees are not subject to U.S. bankruptcy laws, although there may be debtor protection similar to U.S. bankruptcy laws available in some jurisdictions.  Certain countries do not have a central registration or recording system which can be used to locally record the Company's interest in equipment and related leases.  This could make it more difficult for the Company to recover an aircraft in the event of a default by a foreign lessee.  In any event, collection and enforcement may be more difficult and complicated in foreign countries.

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

Concentration of Lessees and Aircraft Type. For the month ended February 28, 2017, the Company's four largest customers accounted for a total of approximately 76% of the Company's monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company's financial results and borrowing base under the Credit Facility, and, therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company's revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any non-compliance that is not cured in the time permitted under the Credit Facility, the Company would need to seek waivers or amendment of the applicable covenants if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

The Company's aircraft portfolio is currently focused on a small number of aircraft types and models compared to the variety of aircraft used in the commercial air carrier market.  A change in the desirability and availability of any of the particular types and models of aircraft owned by the Company could affect valuations of such aircraft, and would have a disproportionately significant impact on the Company's portfolio value. Such aircraft type concentration would diminish if the Company acquires assets of other types. Conversely, acquisition of additional aircraft of types currently owned by the Company will increase the Company's risks related to its concentration of those aircraft types.

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

Engine Leasing Risk.  Because the Company believes that engine leasing, absent a long-term triple net lease, is inherently riskier than aircraft leasing, the Company does not focus on this segment. The Company, however, currently has four engines in its portfolio, making up 4% of the Company's total net book value of aircraft and aircraft engines held for lease. The Company may from time to time lease one or more of these engines to lessees under industry standard short-term engine leases that place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer's warranty or is not otherwise caused by circumstances that the lessee is required to cover, the Company's investment in the engine could be a significant loss or the Company might incur a significant maintenance expense.

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

Item 8.  Financial Statements and Supplementary Data.

(a)  Financial Statements and Schedules

(1) Financial statements for the Company:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015
Notes to Consolidated Financial Statements

(2) Schedules:

All schedules have been omitted since the required information is presented in the consolidated financial statements or is not applicable.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AeroCentury Corp.
Burlingame, California

We have audited the accompanying consolidated balance sheets of AeroCentury Corp. (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AeroCentury Corp. at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
San Francisco, California
March 9, 2017

Item 8. Financial Statements and Supplementary Data.

AeroCentury Corp.
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2016	2015
Assets:
Cash and cash equivalents	$2,194,400	$2,721,000
Accounts receivable, including deferred rent of $604,800 and $359,200 at December 31, 2016 and December 31, 2015, respectively	4,046,100	5,693,500
Finance leases receivable	17,468,300	11,895,600
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $32,639,600 and $31,074,600 at December 31, 2016 and December 31, 2015, respectively	192,799,800	155,258,100
Assets held for sale	1,998,100	5,228,400
Prepaid expenses and other	229,400	228,400
Total assets	$218,736,100	$181,025,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,218,100	$1,138,400
Notes payable and accrued interest, net of unamortized debt issuance costs of $1,999,900 and $2,814,000 at December 31, 2016 and December 31, 2015, respectively	125,837,900	107,621,600
Maintenance reserves	29,424,100	13,230,000
Accrued maintenance costs	965,000	382,300
Security deposits	3,933,200	3,212,600
Unearned revenues	1,903,900	1,957,400
Deferred income taxes	12,830,500	12,204,200
Income taxes payable	123,200	-
Total liabilities	176,235,900	139,746,500
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,629,999 shares issued, 1,566,699 outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	28,222,600	27,000,900
	43,004,300	41,782,600
Treasury stock at cost, 63,300 shares	(504,100)	(504,100)
Total stockholders' equity	42,500,200	41,278,500
Total liabilities and stockholders' equity	$218,736,100	$181,025,000

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2016	2015
Revenues and other income:
Operating lease revenue, net	$24,464,500	$25,467,200
Finance lease revenue	868,100	489,700
Net gain on disposal of assets	2,149,600	6,790,700
Net gain on sales-type finance leases	1,216,700	5,179,200
Maintenance reserves revenue, net	-	589,000
Other income	17,400	17,900
	28,716,300	38,533,700
Expenses:
Depreciation	9,139,700	9,062,100
Interest	5,339,700	6,141,400
Management fees	5,216,400	5,581,400
Maintenance	3,285,700	4,660,600
Professional fees, general and administrative and other	1,667,600	1,187,700
Provision for impairment in value of aircraft	1,226,800	1,282,300
Bad debt expense	835,800	-
Insurance	309,200	409,600
Other taxes	(276,600)	187,300
	26,744,300	28,512,400
Income before income tax provision	1,972,000	10,021,300
Income tax provision	750,300	3,583,700
Net income	$1,221,700	$6,437,600
Earnings per share:
Basic	$0.78	$4.17
Diluted	$0.78	$4.17
Weighted average shares used in earnings per share computations:
Basic	1,566,699	1,544,285
Diluted	1,566,699	1,544,285

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2016 and 2015

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2014	$1,600	$14,780,100	$20,563,300	$(504,100)	$34,840,900
Net income	-	-	6,437,600	-	6,437,600
Balance, December 31, 2015	1,600	14,780,100	27,000,900	(504,100)	41,278,500
Net income	-	-	1,221,700	-	1,221,700
Balance, December 31, 2016	$1,600	$14,780,100	$28,222,600	$(504,100)	$42,500,200

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2016	2015
Operating activities:
Net income	$1,221,700	$6,437,600
Adjustments to reconcile net income to net cash
provided by operating activities:
Net gain on disposal of assets	(2,149,600)	(6,790,700)
Net gain on sales-type finance leases	(1,216,700)	(5,179,200)
Depreciation	9,139,700	9,062,100
Provision for impairment in value of aircraft	1,226,800	1,282,300
Non-cash interest	879,000	1,394,000
Deferred income taxes	626,300	3,582,900
Changes in operating assets and liabilities:
Accounts receivable	400,100	(2,363,100)
Finance leases receivable	(668,200)	(44,700)
Income taxes receivable	-	(25,000)
Prepaid expenses and other	(10,200)	168,500
Accounts payable and accrued expenses	(152,400)	(359,500)
Accrued interest on notes payable	(35,400)	(155,000)
Maintenance reserves and accrued costs	698,700	3,977,100
Security deposits	780,500	(745,700)
Unearned revenue	481,000	315,200
Taxes payable	123,200	-
Net cash provided by operating activities	11,344,500	10,556,800
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	2,918,400	11,100,600
Proceeds from sale of assets held for sale, net of re-sale fees	3,422,800	3,616,400
Proceeds from insurance	18,886,700	-
Purchases of aircraft and aircraft engines	(54,357,600)	(1,333,700)
Net cash (used in)/provided by investing activities	(29,129,700)	13,383,300
Financing activities:
Issuance of notes payable – Credit Facility	31,300,000	-
Repayment of notes payable – Credit Facility	(31,600,000)	(23,000,000)
Debt issuance costs	(65,000)	(59,600)
Issuance of notes payable – special purpose financing	19,609,900	-
Repayment of notes payable – special purpose financing	(1,986,300)	-
Net cash provided by/(used in) financing activities	17,258,600	(23,059,600)
Net (decrease)/increase in cash and cash equivalents	(526,600)	880,500
Cash and cash equivalents, beginning of year	2,721,000	1,840,500
Cash and cash equivalents, end of year	$2,194,400	$2,721,000

During the years ended December 31, 2016 and 2015, the Company paid interest totaling $4,581,400 and $5,037,900, respectively.  During the years ended December 31, 2016 and 2015, the Company paid income taxes totaling $800 and $25,800, respectively.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2016

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, typically acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

In August 2016, AeroCentury Corp. formed two wholly-owned subsidiaries, ACY 19002 Limited ("ACY 19002") and ACY 19003 Limited ("ACY 19003") for the purpose of acquiring aircraft using a combination of cash and financing separate from the parent's credit facility.  Financial information for AeroCentury Corp., ACY 19002 and ACY 19003 (collectively, the "Company") is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America ("GAAP") based upon the continuation of the business as a going concern.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation.  Certain prior year's amounts have been reclassified to conform to the current year's presentation.  These changes did not impact the previously report revenue, net income, stockholders' equity or cash flows.

 (b) Use of Estimates

The Company's consolidated financial statements have been prepared in accordance with GAAP.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments that are not readily apparent from other sources.

The most significant estimates with regard to these consolidated financial statements are the residual values and useful lives of the assets, the amount and timing of cash flows associated with each asset that are used to evaluate whether assets are impaired, accrued maintenance costs, accounting for income taxes, and the amounts recorded as allowances for doubtful accounts.

(c) Cash and cash equivalents

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less from the date of acquisition, as cash equivalents.

(d) Aircraft Capitalization and Depreciation

The Company's interests in aircraft and aircraft engines are recorded at cost, which includes acquisition costs.  Since inception, the Company has typically purchased only used aircraft and aircraft engines.  It is the Company's policy to hold aircraft for approximately twelve years unless market conditions dictate otherwise.  Therefore, depreciation of aircraft is initially computed using the straight-line method over the anticipated holding period to an estimated residual value based on appraisal. For an aircraft engine held for lease as a spare, the Company estimates the length of time that it will hold the aircraft engine based upon estimated usage, repair costs and other factors, and depreciates it to the appraised residual value over such period using the straight-line method.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The carrying amount of the Company's money market funds included in cash and cash equivalents was $1,348,100 and $1,946,600 at December 31, 2016 and December 31, 2015, respectively.  The fair value of the Company's money market funds would be categorized as Level 1 under the GAAP fair value hierarchy.

As of December 31, 2016 and December 31, 2015, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

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

Assets held for lease

The Company recorded impairment charges on its assets held for lease of $905,600 and $147,500 in 2016 and 2015, respectively.

Assets held for sale

During 2016, the Company recorded impairment charges of $321,200 on three assets prior to their sale during the year.  During 2015, the Company recorded impairment charges of $1,134,800, related to five of its assets held for sale. The fair values of such assets as of December 31, 2015 were $3,689,100.  The fair value of such assets would be categorized as Level 3 under the GAAP fair value hierarchy.

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

Borrowings under the Company's Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rate under the Credit Facility approximates current market rates for such indebtedness at the balance sheet date, and therefore that the outstanding principal and accrued interest of $110,183,600 and $110,435,600 at December 31, 2016 and December 31, 2015, respectively, approximate their fair values on such dates.  The fair value of the Company's outstanding balance of its Credit Facility would be categorized as Level 3 under the GAAP fair value hierarchy.

The amounts payable under the Company's special purpose financing are payable through the fourth quarter of 2020 and bear a fixed rate of interest, as described in Note 6(b) to the consolidated financial statements.  The outstanding balance of such financing approximates the fair value of such notes at December 31, 2016.  Such fair value would be categorized as Level 3 under the GAAP fair value hierarchy.

(f) Impairment of Long-lived Assets

The Company reviews assets for impairment when there has been an event or a change in circumstances indicating that the carrying amount of a long-lived asset may not be recoverable. In addition, the Company routinely reviews all long-lived assets for impairment semi-annually. Recoverability of an asset is measured by comparison of its carrying amount to the future estimated undiscounted cash flows (without interest charges) that the asset is expected to generate.  Estimates are based on currently available market data and independent appraisals and are subject to fluctuation from time to time.  If these estimated future cash flows are less than the carrying value of an asset at the time of evaluation, any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Fair value is determined by reference to independent appraisals and other factors considered relevant by management. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of estimated future undiscounted cash flows and, if different conditions prevail in the future, material write-downs may occur.  As discussed in (e) Fair Value Measurements above, the Company recorded impairment provisions totaling $1,226,800 and $1,282,300 in 2016 and 2015, respectively.

(g) Deferred Financing Costs and Commitment Fees

Costs incurred in connection with debt financing are deferred and amortized over the term of the debt using the effective interest method or, in certain instances where the differences are not material, using the straight-line method.  Costs incurred in connection with the Company's Credit Facility are deferred and amortized using the straight-line method.  Commitment fees for unused funds are expensed as incurred.

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

(i) Taxes

As part of the process of preparing the Company's consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company's current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and GAAP purposes.  These differences result in deferred tax assets and liabilities, which are included in the balance sheet.  Management also assesses the likelihood that the Company's deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company establishes a valuation allowance.  To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease within the tax provision in the statement of operations. Significant management judgment is required in determining the Company's future taxable income for purposes of assessing the Company's ability to realize any benefit from its deferred taxes.

The Company accrues non-income based sales, use, value added and franchise taxes as other tax expense in the statements of operations.

(j) Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from leasing of aircraft assets pursuant to operating leases is recognized on a straight-line basis over the terms of the applicable lease agreements. Deferred payments are recorded as accrued rent when the cash rent received is lower than the straight-line revenue recognized. Such receivables decrease over the term of the applicable leases.  Interest income is recognized on finance leases based on the interest rate implicit in the lease and the outstanding balance of the lease receivable.  Maintenance reserves retained by the Company at lease-end are recognized as maintenance reserves revenue.

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

The Company had no allowance for doubtful accounts at December 31, 2016 and 2015.

(k) Comprehensive Income

The Company does not have any comprehensive income other than the revenue and expense items included in the statements of operations.  As a result, comprehensive income equals net income for the years ended December 31, 2016 and 2015.

(l) Finance Leases

As of December 31, 2016, the Company had five aircraft finance leases that contain lessee purchase options at prices substantially below the assets' estimated residual values at the exercise date for the options.  Consequently, the Company considers the purchase options to be bargain purchase options and has classified the leases as sales-type finance leases for financial accounting purposes.  The Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease.  For sales-type finance leases, the Company recognizes as a gain or loss the amount equal to (i) the net book value of the aircraft less (ii) the net investment in sales-type finance leases plus any initial direct costs and lease incentives.

The Company recognized interest earned on finance leases as "finance lease revenue" in the amount of $868,100 and $489,700 in 2016 and 2015, respectively.

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

(n) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 that created the new Topic 606 ("Topic 606") in the Accounting Standards Codification ("ASC").  Topic 606 also included numerous conforming additions and amendments to other Topics within the ASC.  Topic 606 established new rules that affect the amount and timing of revenue recognition for contracts with customers, but does not affect lease accounting and reporting.  As such, adoption of these provisions will not affect the Company's lease revenues but may affect the reporting of other of the Company's revenues.  On August 12, 2015, the FASB deferred the effective date of the provisions included in Topic 606 to years commencing after December 15, 2017.  Topic 606 can be adopted early for years commencing after December 15, 2016, and may be reflected using either a full retrospective method or a simplified method that does not recast prior periods but does disclose the effect of the adoption on the current period consolidated financial statements.  The Company has not yet determined either the potential impact on its consolidated financial statements or the method it will elect to use in connection with the adoption of the changes included in Topic 606.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern," which added Subtopic 205-40 to the ASC ("Subtopic 205-40").  Subtopic 205-40 requires management to determine whether substantial doubt exists concerning the reporting entity's ability to continue as a going concern, in which case certain disclosures will be required.  Subtopic 205-40 affects financial statement presentation but not methods of accounting, and is effective on a prospective basis for annual periods ending after December 15, 2016 and each reporting period thereafter, although early adoption is permitted.  The Company adopted this standard in 2016 and it did not have a material impact on the consolidated financial statements.

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities, which added and amended several ASC Subtopics ("ASU 2016-01").  ASU 2016-01 affects recognition, measurement and disclosures concerning financial instruments, including changes to (i) accounting for equity investments, (ii) accounting for financial liabilities accounted for under the fair value option, (iii) measurement of fair value of financial assets and liabilities based on the exit price notion in ASC 820, and (iv) presentation and disclosure requirements for financial instruments.  ASU 2016-01 is effective on a prospective basis for annual periods beginning after December 15, 2017 and each reporting period thereafter. The Company does not have any equity investments or financial liabilities accounted for under the fair value option, and does not anticipate acquiring or incurring any in the foreseeable future.  The Company has not yet determined the impact of adopting ASU 2016-01 with respect to whether application of the exit price notion to measurement of the fair value of its receivables and liabilities will alter the future amount disclosed in its consolidated financial statements, but it does not believe that adoption of the provisions of ASU 2016-01 will have a substantial effect on its balance sheet or statement of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02").  ASU 2016-02 is effective for public companies for years beginning after December 15, 2018, although early adoption is permitted.  ASU 2016-02 substantially modifies lessee accounting for leases, requiring that lessees recognize lease assets and liabilities for leases extending beyond one year. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The new standard requires a lessor to classify leases as sales-type, finance or operating.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing.  If the lessor does not convey risks and rewards or control, an operating lease results.  A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

The Company has reviewed those agreements under which it is the lessor, and believes that the accounting for its existing operating and sales-type leases will not be affected by adoption of Topic 842, nor does it expect classification of its future leases to be significantly affected by adoption.  The Company does expect that certain pre-lease costs that are currently capitalized and amortized over operating lease terms or offset against gain on sale in sales-type leases will instead be expensed when incurred under the new standards, but since such future amounts will be based on future facts and circumstances, the Company cannot determine the future effect of such requirement.  The Company does not expect to adopt Topic 842 early, and does expect to elect practical expedients in connection with its adoption, including not re-evaluating lease classification or capitalized initial direct costs on existing leases.

The Company is not an obligor under any agreements that would be considered leases under Topic 842, and so would be unaffected with respect to adoption of such Topic with respect to lessee accounting.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments -- Credit Losses (Topic 326) ("ASU 2016-13"), which will modify accounting for credit losses on most financial assets measured at amortized cost, including net investment in leases.  Unlike current accounting, which delays credit loss recognition until a probable loss is incurred, the new model will use a current expected credit loss ("CECL") model that will estimate future credit losses over the entire term of the financial instrument.  As such, it is generally expected that adoption of the CECL model will result in earlier recognition of credit losses than current GAAP.  The Company will be required to adopt ASU 2016-13 for its yearly and interim periods beginning after December 15, 2019, although adoption in the preceding year and periods is permitted.  The Company has not yet estimated the impact of adoption of this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  ASU 2016-15 addresses how the following cash transactions are presented:  (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investments; and (7) beneficial interests in securitization transactions.  It also addresses how to present cash flows with aspects of multiple classifications.  ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, provided that all of the amendments are adopted in the same period.  The Company has not yet estimated the impact of adoption of this standard on its consolidated financial statements.

2. Finance Leases Receivable

During 2016, the Company leased three turboprop aircraft pursuant to sales-type finance leases and recorded related gains totaling $1,208,100.   The Company also recorded gains totaling $8,600 related to the lessee's exercise of its purchase options under two sales-type finance leases.  During 2015, the Company leased three turboprop aircraft pursuant to sales-type finance leases and recorded related gains totaling $4,262,800.  The Company also amended and extended the leases for two aircraft that had been subject to operating leases, which were reclassified as sales-type finance leases, for which the Company recorded gains totaling $916,400 during 2015.

At December 31, 2016 and December 31, 2015, the net investment included in sales-type finance leases receivable were as follows:

	December 31, 2016	December 31, 2015
Gross minimum lease payments receivable	$20,829,200	$14,074,500
Less unearned interest	(3,360,900)	(2,178,900)
Finance leases receivable	$17,468,300	$11,895,600

As of December 31, 2016, minimum future payments receivable under sales-type finance leases were as follows:

Years ending

2017	$3,459,600
2018	3,663,600
2019	4,939,600
2020	2,727,600
2021	3,660,800
Thereafter	2,378,000
$20,829,200

3. Aircraft and Aircraft Engines Held for Lease or Sale

(a) Assets Held for Lease

At December 31, 2016 and December 31, 2015, the Company's aircraft and aircraft engines held for lease consisted of the following:

	December 31, 2016		December 31, 2015
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft	12	23%	16	45%
Regional jet aircraft	12	73%	8	49%
Engines	4	4%	5	6%

During 2016 and 2015, the Company used cash of $54,357,600 and $1,333,700, respectively, for the purchase and capital improvement of aircraft and engines.  At the time of purchase, the Company received $17,179,300 of maintenance reserves related to two aircraft; such reserves are reflected as a deduction in the amount of cash used for purchases and related acquisition costs in the investing activities section of the Company's statement of cash flows for the year ended December 31, 2016.

In April 2016, one of the Company's turboprop aircraft was involved in an accident and was declared a total loss by the lessee's insurer.  The Company received insurance proceeds of $17,640,000 in May 2016 and recorded a gain of $2,146,500.  In 2015, the Company accrued a receivable for $1,246,700 of insurance proceeds related to damage sustained on another aircraft in 2015 and received the proceeds in 2016.

During 2015, the Company recorded net gains totaling $5,713,600 from the sale of two turboprop aircraft.

During 2016, the Company extended the leases for six of its assets held for lease.  The Company also leased two assets that had been off lease at December 31, 2015 and an aircraft that was returned during 2016.

Six of the Company's assets held for lease, comprised of four turboprop aircraft and two engines, were off lease at December 31, 2016, representing 7% of the net book value of the Company's aircraft and engines held for lease.  As discussed in Note 13, the Company sold one of the turboprop aircraft under a sales-type finance lease in January 2017.  As discussed in Note 13, the Company has a signed lease and deposit for another of the turboprop aircraft and expects to deliver the aircraft during the first quarter of 2017.

As of December 31, 2016, minimum future lease revenue payments receivable under noncancelable operating leases were as follows:

Years ending

2017	$26,505,700
2018	22,727,900
2019	22,299,700
2020	19,665,200
2021	12,343,000
Thereafter	30,908,100
$134,449,600

 (b) Assets Held for Sale

Assets held for sale at December 31, 2016 consist of a turboprop aircraft and three turboprop airframes being sold in parts.

During 2016 and 2015, the Company received $175,300 and $313,800, respectively, from the sale of parts belonging to the airframes, which proceeds reduced the airframe's carrying values.  During 2016, the Company received an amount in excess of the carrying value for one of the airframes, and recorded a gain of $3,100.

During 2016, the Company sold four regional aircraft that had been held for sale at December 31, 2015, as well as a spare engine that had been written down by $246,200 to its net sales price and classified as held for sale.   The Company recorded impairment charges totaling $75,000 for two of the aircraft, based on a reduced sale price.

During 2015, the Company sold a turboprop aircraft and a regional jet aircraft that had been held for sale at December 31, 2014 and recorded gains totaling $1,077,100.

4. Operating Segments

The Company operates in one business segment, the leasing of regional aircraft to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

Approximately 17% and 16% of the Company's operating lease revenue was derived from lessees domiciled in the United States during 2016 and 2015, respectively.  All revenues relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

The tables below set forth geographic information about the Company's operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Years Ended December 31,
Operating Lease Revenue	2016	2015

Europe and United Kingdom	$9,999,900	$7,181,600
North America	6,840,500	6,519,100
Africa	4,430,300	5,096,300
Asia	1,800,400	3,783,000
Australia	1,140,000	1,097,000
Central and South America	253,400	1,790,200
	$24,464,500	$25,467,200

	December 31,
Net Book Value of Aircraft and Aircraft Engines Held for Lease	2016	2015

Europe and United Kingdom	$105,088,300	$44,368,100
North America	42,824,300	42,162,900
Africa	21,724.400	27,234,800
Off lease	13,113,200	7,443,200
Asia	6,463,700	27,132,800
Australia	3,585,900	4,376,300
Central and South America	-	2,540,000
	$192,799,800	$155,258,100

5. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables.  The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

For the year ended December 31, 2016 the Company had three significant customers, which individually accounted for 21%, 17% and 17%, respectively, of lease revenue.  For the year ended December 31, 2015 the Company had three significant customers, which individually accounted for 17%, 16% and 15%, respectively, of lease revenue.

At December 31, 2016, the Company had receivables from two customers totaling $2,663,400 representing 78% of the Company's total accounts receivable.  In early 2017, the Company received payments totaling $1,356,000 related to these receivables.

At December 31, 2015, the Company had a receivable of $1,201,800 for an approved insurance claim related to one of the Company's turboprop aircraft that was held for sale.  The Company received the insurance proceeds in early 2016.  At December 31, 2015, the Company also had receivables from three customers totaling $2,719,700 representing 51% of the Company's total accounts receivable.  During 2016, the Company received payments totaling $1,820,300 related to these receivables.  The Company reversed accruals in the amount of $247,100 for maintenance reserves that had not been recorded as income and wrote off the remaining $652,300 as bad debt expense.

6. Notes Payable and Accrued Interest

At December 31, 2016 and December 31, 2015, the Company's notes payable and accrued interest consisted of the following:

	December 31, 2016	December 31, 2015
Credit Facility:
Principal	$110,100,000	$110,400,000
Unamortized debt issuance costs	(1,999,900)	(2,814,000)
Accrued interest	83,600	35,600
Special purpose financing:
Principal	17,623,600	-
Accrued interest	30,600	-
	$125,837,900	$107,621,600

(a) Credit facility

The Company's $150 million Credit Facility is provided by a syndicate of banks and is secured by all of the assets of the Company, including its aircraft and engine portfolio.  The Credit Facility, which expires on May 31, 2019, can be expanded to a maximum of $180 million.  The Company was in compliance with all covenants under the Credit Facility at December 31, 2016 and December 31, 2015.

The unused amount of the Credit Facility was $39,900,000 and $39,600,000 as of December 31, 2016 and December 31, 2015, respectively.

The weighted average interest rate on the Credit Facility was 4.15% and 3.80% at December 31, 2016 and December 31, 2015, respectively.

(b) Special purpose financing

In August 2016, the Company acquired two regional jet aircraft using cash and financing separate from its Credit Facility.  The financing resulted in note obligations of $9,805,600 and $9,804,300, which are being paid from a portion of the rent payments on the related aircraft leases through October 3, 2020 and November 7, 2020, respectively, and which bear interest at the rate of 4.455%.  The borrower under each note obligation is the special purpose entity that owns each aircraft.  The notes are collateralized by the aircraft and are recourse only to the special purpose entity borrower and its aircraft asset, subject to standard exceptions for this type of financing.  Payments due under the notes consist of quarterly principal and interest.  The combined balance of the notes payable and accrued interest on these notes at December 31, 2016 was $17,654,200.

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

9.  Income Taxes

The items comprising the income tax provision are as follows:

	For the Years Ended December 31,
	2016	2015
Current tax provision:
Federal	$-	$-
State	800	800
Foreign	123,200	-
Current tax provision	124,000	800
Deferred tax provision:
Federal	581,200	3,539,900
State	45,100	43,000
Deferred tax provision	626,300	3,582,900
Total income tax provision	$750,300	$3,583,700

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Years Ended December 31,
	2016	2015

Income tax provision at statutory federal income tax rate	$670,500	$3,407,200
State tax provision, net of federal benefit	45,200	44,300
Non-deductible expenses	34,600	-
Prior year withholding tax adjustment	-	132,200
Total income tax provision	$750,300	$3,583,700

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Deferred tax assets:
Maintenance reserves	$6,846,800	$1,121,600
Current and prior year tax losses	4,016,000	313,200
Foreign tax credit	77,700	-
Alternative minimum tax credit	45,500	45,500
Deferred maintenance, bad debt allowance and other	62,100	34,700
Deferred tax assets	11,048,100	1,515,000
Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	(23,012,800)	(12,965,900)
Deferred income	(865,800)	(753,300)
Net deferred tax liabilities	$(12,830,500)	$(12,204,200)

The current year federal operating loss carryovers of approximately $11 million will be available to offset taxable income in future years through 2036.  The current year state operating loss carryovers of approximately $80,000 will be available to offset taxable income in future years through 2036.  The Company expects to utilize the net operating loss carryovers remaining at December 31, 2016 in future years.

During the year ended December 31, 2016, the Company had pre-tax income from domestic sources of approximately $1.6 million and pre-tax income from foreign sources of approximately $388,000.  The Company had no pre-tax income from foreign sources during the year ended December 31, 2015.

The foreign tax credit carryover will be available to offset federal tax expense in future years through 2026.   The alternative minimum tax credit will be available to offset federal tax expense in excess of the alternative minimum tax in future years and does not expire.

At December 31, 2016 and December 31, 2015, the Company had no material uncertain tax positions.

The Company accounts for interest related to uncertain tax positions as interest expense, and for income tax penalties as tax expense.

All of the Company's tax years remain open to examination other than as barred in the various jurisdictions by statutes of limitation.

10. Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
	2016	2015
Net income	$1,221,700	$6,437,600
Weighted average shares outstanding for the period	1,566,699	1,544,285
Dilutive effect of warrants	-	-
Weighted average diluted shares used in calculation of diluted earnings per share	1,566,699	1,544,285
Basic earnings per share	$0.78	$4.17
Diluted earnings per share	$0.78	$4.17

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

Fees incurred during 2016 and 2015 were as follows:

	For the Years Ended December 31,
	2016	2015
Management fees	$5,204,500	$5,581,400
Acquisition fees	1,124,200	-
Remarketing fees	284,500	871,600

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

13. Subsequent Events

In January 2017, the Company sold, pursuant to a sales-type finance lease, a turboprop aircraft that was off lease at December 31, 2016 and recorded a gain of $297,400.

In February 2017, the Company signed a lease and received a deposit for one of its turboprop aircraft that was off lease at December 31, 2016 and expects to deliver the aircraft during the first quarter of 2017.

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

Evaluation of the Company's Disclosure Controls and Procedures. Disclosure controls and procedures (the "Disclosure Controls") are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC") and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's Disclosure Controls and concluded that the Company's Disclosure Controls were effective as of December 31, 2016.

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

Management evaluated the Company's Internal Control based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) and concluded that the Company's Internal Control was effective as of December 31, 2016.  This report does not include an attestation report on Internal Control by the Company's independent registered public accounting firm since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control Over Financial Reporting.  No change in Internal Control occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's Internal Control.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is included under (i) "Proposal 1: Election of Directors" as it relates to members of the Company's Board of Directors, including the Company's Audit Committee and the Company's Audit Committee financial experts, any changes to procedures by which security holders may recommend nominees to the Company's Board of Directors, (ii) "Information Regarding the Company's Directors and Officers" as it relates to the Company's executive officers, and (iii) "Section 16(a) Beneficial Ownership Reporting Compliance" as it relates to information concerning Section 16(a) beneficial ownership reporting compliance, in the Company's definitive proxy statement ("Proxy Statement"), to be filed in connection with the Company's 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

Item 14.  Principal Accountant Fees and Services.

Incorporated by reference to the section of the Proxy Statement entitled "Information Regarding Auditors – Audit Fees."

PART IV

Item 15.  Exhibits.

(b) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 of the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2016
10.25
Policy of Sale Agreement between ACY SN 19002 Limited ("ACY 19002") and Aviacion RCII LLC, A.I.E ("Aviacion"), dated August 4, 2016, incorporated herein by reference to Exhibit 10.25 to the Company's Report on Form 10-Q for the Quarter ended June 30, 2016 filed with the Securities and Exchange Commission on August 11, 2016 (the "3Q 2016 10-Q")

10.26	Policy of Sale Agreement between ACY SN 19003 Limited ("ACY 19003") and Aviacion dated August 4, 2016, incorporated herein by reference to Exhibit 10.26 to the 3Q 2016 10-Q
10.27	Senior Loan Agreement between ACY 19002 and Export Development Canada ("EDC"), dated August 4, 2016, incorporated herein by reference to Exhibit 10.27 to the 3Q 2016 10-Q
10.28	Senior Loan Agreement between ACY 19003 and EDC, dated August 4, 2016, incorporated herein by reference to Exhibit 10.28 to the 3Q 2016 10-Q
10.29	Deed of Guarantee between the Company and EDC, dated August 4, 2016, with respect to ACY 19002, incorporated herein by reference to Exhibit 10.29 to the 3Q 2016 10-Q
10.30	Deed of Guarantee between the Company and EDC, dated August 4, 2016, with respect to ACY 19003, incorporated herein by reference to Exhibit 10.30 to the 3Q 2016 10-Q
10.31
Aircraft Sale and Purchase Agreement, between the Company and GOAL Verwaltungsgesellschaft MbH & Co. Projekt Nr. 32KG, dated September 15, 2016, incorporated herein by reference to Exhibit 99.1 to the Company's Report on Form 8-K/A, filed with the SEC on September 21, 2016

10.32
Aircraft Sale and Purchase Agreement, between the Company and GOAL Verwaltungsgesellschaft MbH & Co. Projekt Nr. 33KG, dated September 15, 2016, incorporated herein by reference to Exhibit 99.2 to the Company's Report on Form 8-K/A, filed with the SEC on September 21, 2016

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

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROCENTURY CORP.

By
/s/ Toni M. Perazzo
Toni M. Perazzo
Senior Vice President-Finance and
Chief Financial Officer

Date March 9, 2017

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

Signature	Title	Dated

/s/ Michael G. Magnusson	President of the Registrant (Principal Executive Officer)	March 9, 2017
Michael G. Magnusson
/s/ Toni M. Perazzo	Director and Senior Vice President-Finance and Secretary of the Registrant (Principal Financial and Accounting Officer)	March 9, 2017
Toni M. Perazzo
/s/ Evan M. Wallach	Director and Chairman of the Board of Directors of the Registrant	March 9, 2017
Evan M. Wallach
/s/ Roy E. Hahn	Director	March 9, 2017
Roy E. Hahn
/s/ David P. Wilson	Director	March 9, 2017
David P. Wilson