Form 10-Q
period 2017-03-31
AEROCENTURY CORP
filed 2017-05-11
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes  ☐ No  ☒

The number of shares of the Registrant's Common Stock outstanding as of May 11, 2017 was 1,416,699.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include these statements: (i) in Item 1, "Notes to Financial Statements," that the Company believes that the accounting for its existing operating and finance leases will not be affected by adoption of ASU 2016-02, nor does it expect classification of its future leases to be significantly affected by such adoption; that the Company expects that certain pre-lease costs that are currently capitalized and amortized over operating lease terms or offset against gain on sale in sales-type leases will instead be expensed when incurred under such new standards; and that the Company does not expect to adopt ASU 2016-02 early, and expects to elect practical expedients in connection with its adoption, including not re-evaluating lease classification or capitalized initial direct costs on existing leases; that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations; the Company expects to acquire two Embraer 175 aircraft during the second quarter and one during the third quarter; (ii) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources," that the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates; and that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility due to borrowing base limitations;  (iii) in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations – Outlook," that the Company does not anticipate any future weakening of the financial condition of regional carriers in general, but believes that there may be further shakeouts of weaker carriers in the industry before the financial situation improves across the board; that the Company could experience delays in remarketing its assets, as well as lower rental rates for assets that are remarketed; that the Company will be in compliance with all of its Credit Facility covenants at future calculation dates; and that available borrowings under the Credit Facility will be sufficient to meet the Company's continuing obligations and, if the Credit Facility is expanded from its current amount of $150 million to the maximum of $180 million, to fund anticipated acquisitions;  (iv) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results," that the Company believes it will continue to be in compliance with all of the covenants under its debt agreements; that as competition increases, the competition will likely continue to create upward pressure on acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, create downward pressure on lease rates, resulting in lower margins for the Company and, therefore, fewer acceptable acquisition opportunities for the Company; that the Company will have sufficient cash funds to make any required principal repayment that arises due to any borrowing limitations; that there may be further shakeouts of weaker carriers in economically troubled regions; that the overall industry experience of JMC's personnel and its technical resources should permit the Company to effectively manage new aircraft types; that effective mitigating factors exist against undue compensation-incented risk-taking by JMC;  that the burden and cost of complying with environmental regulatory requirements will fall primarily upon lessees of equipment or the Company as owner of the equipment; that the costs of complying with environmental regulations will not have a material adverse effect on the Company;  that the Company has sufficient cyber-security measures in place; that the Company's main vulnerability would be interruption to email communication, internally and with third parties, loss of customer and lease archives, and loss of document sharing between the Company's offices and remote workers; and that sufficient replacement mechanisms exist such that there would not be a material adverse financial impact on the Company's business.  These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the lack of any unexpected lessee defaults or insolvency; the continued availability of financing for acquisitions under the Credit Facility; the Company's success in finding appropriate assets to acquire with such financing; a deterioration of the market values of aircraft types owned by the Company; an unanticipated surge in interest rates; compliance by the Company's lessees with obligations under their respective leases; no sudden current economic downturn or unanticipated future financial crises; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; large unanticipated maintenance expenses; and future trends and results that cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1. Financial Statements.

AeroCentury Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2017	2016
Assets:
Cash and cash equivalents	$2,808,600	$2,194,400
Accounts receivable, including deferred rent of $874,700 and $604,800 at March 31, 2017 and December 31, 2016, respectively	4,695,100	4,046,100
Finance leases receivable	26,145,000	17,468,300
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $34,344,700 and $32,639,600 at March 31, 2017 and December 31, 2016, respectively	186,015,000	192,799,800
Assets held for sale	1,995,800	1,998,100
Prepaid expenses and other	372,100	229,400
Total assets	$222,031,600	$218,736,100
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,097,900	$1,218,100
Notes payable and accrued interest, net of unamortized debt issuance costs of $1,799,600 and $1,999,900 at March 31, 2017 and December 31, 2016, respectively	129,253,200	125,837,900
Maintenance reserves	29,167,500	29,424,100
Accrued maintenance costs	355,100	965,000
Security deposits	4,361,200	3,933,200
Unearned revenues	3,832,900	1,903,900
Deferred income taxes	13,145,300	12,830,500
Income taxes payable	209,500	123,200
Total liabilities	181,422,600	176,235,900
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,629,999 shares issued, 1,416,699 and 1,566,699 shares outstanding at March 31, 2017 and December 31, 2016, respectively	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	28,864,100	28,222,600
	43,645,800	43,004,300
Treasury stock at cost, 213,300 and 63,300 shares at March 31, 2017 and December 31, 2016, respectively	(3,036,800)	(504,100)
Total stockholders' equity	40,609,000	42,500,200
Total liabilities and stockholders' equity	$222,031,600	$218,736,100

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues and other income:
Operating lease revenue, net	$7,316,900	$6,044,300
Finance lease revenue	325,400	185,100
Net gain on disposal of assets	13,900	5,400
Net gain on sales-type finance leases	297,400	-
Other income	200	1,300
	7,953,800	6,236,100
Expenses:
Depreciation	2,936,100	2,079,500
Interest	1,610,300	1,289,000
Management fees	1,506,800	1,264,000
Professional fees, general and administrative and other	506,100	424,700
Maintenance	256,100	319,900
Insurance	73,200	76,600
Other taxes	22,600	22,700
Provision for impairment in value of aircraft	-	75,000
	6,911,200	5,551,400
Income before income tax provision	1,042,600	684,700
Income tax provision	401,100	251,000
Net income	$641,500	$433,700
Earnings per share:
Basic	$0.41	$0.28
Diluted	$0.41	$0.28
Weighted average shares used in earnings per share computations:
Basic	1,550,032	1,566,699
Diluted	1,550,032	1,566,699

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$4,258,100	$5,529,000
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	570,100	1,485,600
Proceeds from sale of assets held for sale, net of re-sale fees	16,200	1,755,900
Investment in direct financing leases	(7,354,100)	-
Investment in aircraft parts and acquisition costs	(62,800)	-
Net cash (used in)/provided by investing activities	(6,830,600)	3,241,500
Financing activities:
Issuance of notes payable – Credit Facility	7,000,000	-
Repayment of notes payable – Credit Facility	(2,800,000)	(8,600,000)
Repayment of notes payable – special purpose financing	(1,013,300)	-
Net cash provided by/(used in) financing activities	3,186,700	(8,600,000)
Net increase in cash and cash equivalents	614,200	170,500
Cash and cash equivalents, beginning of period	2,194,400	2,721,000
Cash and cash equivalents, end of period	$2,808,600	$2,891,500

During the three months ended March 31, 2017 and 2016, the Company paid interest totaling $1,402,600 and $1,115,500, respectively.  The Company paid no income taxes during the three months ended March 31, 2017 or 2016.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, typically acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

In August 2016, AeroCentury Corp. formed two wholly-owned subsidiaries, ACY 19002 Limited ("ACY 19002") and ACY 19003 Limited ("ACY 19003") for the purpose of acquiring aircraft using a combination of cash and financing separate from the parent's credit facility.  Financial information for AeroCentury Corp., ACY 19002 and ACY 19003 (collectively, the "Company") is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  All intercompany balances and transactions have been eliminated in consolidation.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2016.

(b) Use of Estimates

The Company's condensed consolidated financial statements have been prepared in accordance with GAAP.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments that are not readily apparent from other sources.

The most significant estimates with regard to these condensed consolidated financial statements are the residual values and useful lives of the Company's long lived assets, the amount and timing of future cash flows associated with each asset that are used to evaluate whether assets are impaired, accrued maintenance costs, accounting for income taxes, and the amounts recorded as allowances for doubtful accounts.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The carrying amount of the Company's money market funds included in cash and cash equivalents was $1,848,300 and $1,348,100 at March 31, 2017 and December 31, 2016, respectively.  The fair value of the Company's money market funds is categorized as Level 1 under the GAAP fair value hierarchy.

As of March 31, 2017 and December 31, 2016, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

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

Assets held for sale

The Company recorded no impairment charges on its aircraft held for sale during the three months ended March 31, 2017.During the three months ended March 31, 2016, the Company recorded impairment charges of $75,000 on two assets prior to their sale during the year.

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

Borrowings under the Company's Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rate under the Credit Facility approximates current market rates for such indebtedness at the balance sheet date, and therefore that the outstanding principal and accrued interest of $114,393,800 and $110,183,600 at March 31, 2017 and December 31, 2016, respectively, approximate their fair values on such dates.  The fair value of the Company's outstanding balance of its Credit Facility would be categorized as Level 3 under the GAAP fair value hierarchy.

The amounts payable under the Company's special purpose financing are payable through the fourth quarter of 2020 and bear a fixed rate of interest, as described in Note 4(b) to the condensed consolidated financial statements.  The outstanding principal and accrued interest of $16,639,000 and $17,654,200 approximates the fair value of such notes at March 31, 2017 and December 31, 2016.  Such fair value would be categorized as Level 3 under the GAAP fair value hierarchy.

(d) Finance Leases

As of March 31, 2017, the Company had nine aircraft finance leases that contain lessee purchase options at prices substantially below the assets' estimated residual values at the exercise date for the options.  Consequently, the Company considers the purchase options to be bargain purchase options and has classified the leases as finance leases for financial accounting purposes.  The Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease.  For sales-type finance leases, the Company recognizes as a gain or loss the amount equal to (i) the net investment in sales-type finance leases plus any initial direct costs and lease incentives less (ii) the net book value of the aircraft.

The Company recognized interest earned on finance leases as "finance lease revenue" in the amount of $325,400 and $185,100 in the three months ended March 31, 2017 and 2016, respectively.

(e) Recent Accounting Pronouncements

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

The Company has reviewed those agreements under which it is the lessor, and believes that the accounting for its existing operating and finance leases will not be affected by adoption of ASU 2016-02, nor does it expect classification of its future leases to be significantly affected by adoption.  The Company does expect that certain pre-lease costs that are currently capitalized and amortized over operating lease terms or offset against gain on sale in sales-type leases will instead be expensed when incurred under the new standards, but since such future amounts will be based on future facts and circumstances, the Company cannot determine the future effect of such requirement.  The Company does not expect to adopt ASU 2016-02 early, and does expect to elect practical expedients in connection with its adoption, including not re-evaluating lease classification or capitalized initial direct costs on existing leases.

The Company is not an obligor under any agreements that would be considered leases under ASU 2016-02, and so would be unaffected with respect to its adoption with respect to lessee accounting.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) ("ASU 2017-01").  ASU 2017-01 is effective for public companies for years beginning after December 15, 2017, although early adoption is permitted.  ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The Company has early adopted ASU 2017-01 effective beginning the first quarter ended March 31, 2017 and has determined that none of its acquired assets qualifies as a business, such that no gain, loss or adjustment to the carrying value of assets was required in connection with such adoption.

In January 2017, the FASB issued ASU 2017-04, Intangibles -- Goodwill and Other (Topic 350) ("ASU 2017-04"), which provides for simplification of the test for goodwill impairment.  Under the revised standard, "step 2" of the test under the previous standard is eliminated and (i) the fair value of the reporting unit is compared to its carrying value, with (ii) an impairment charge up to the amount of goodwill recognized for the excess of carrying value over fair value (considering the income tax effects of deductible goodwill, if applicable).  The new provisions are required to be adopted for fiscal years beginning after December 15, 2019, although the Company has elected to early adopt the new provisions beginning with its quarter ended March 31, 2017.  Adoption of ASU 2017-04 had no effect on the financial results or position of the Company.

2. Finance Leases Receivable

During the first quarter of 2017, the Company leased a turboprop aircraft pursuant to a sales-type finance lease and recorded a related gain of $297,400.  During the same period, the Company used cash of $7,354,100 for the acquisition of three regional jet aircraft, which are recorded as direct financing leases.

During the first quarter of 2016, the Company recorded a gain of $5,400 related to a lessee's exercise of its purchase option under a sales-type finance lease.

At March 31, 2017 and December 31, 2016, the net investment included in finance leases and direct financing leases receivable were as follows:

	March 31, 2017	December 31, 2016
Gross minimum lease payments receivable	$30,904,500	$20,829,200
Less unearned interest	(4,759,500)	(3,360,900)
Finance leases receivable	$26,145,000	$17,468,300

As of March 31, 2017, minimum future payments receivable under finance leases were as follows:

Years ending

Remainder of 2017	$4,280,700
2018	5,811,600
2019	7,087,600
2020	5,036,600
2021	5,381,000
Thereafter	3,307,000
$30,904,500

3. Aircraft and Aircraft Engines Held for Lease or Sale

(a) Assets Held for Lease

At March 31, 2017 and December 31, 2016, the Company's aircraft and aircraft engines held for lease consisted of the following:

	March 31, 2017		December 31, 2016
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft	11	23%	12	23%
Regional jet aircraft	12	74%	12	73%
Engines	3	3%	4	4%

In addition to its investment in direct financing leases discussed in Note 2, during the first quarter of 2017, the Company used $62,800 for equipment to be installed on an aircraft and for acquisition costs related to aircraft acquired in 2016.  During the first quarter of 2016, the Company used no cash for asset acquisitions.

As discussed in Note 9, during the first quarter of 2017, the Company exchanged one of its spare engines for 150,000 shares of common stock of the Company held by a stockholder.  The Company recorded no gain or loss related to the exchange.

During the first quarter of 2017, the Company leased a turboprop aircraft that had been off lease at December 31, 2016.

Three of the Company's assets held for lease, comprised of two turboprop aircraft and one engine, were off lease at March 31, 2017, representing 4% of the net book value of the Company's aircraft and engines held for lease.  As discussed in Note 9, two turboprop aircraft and two engines were returned to the Company in April 2017.

As of March 31, 2017, minimum future lease revenue payments receivable under noncancelable operating leases were as follows:

Years ending

Remainder of 2017	$18,931,000
2018	22,282,900
2019	21,855,200
2020	19,403,000
2021	12,301,600
Thereafter	30,908,100
$125,681,800

 (b) Assets Held for Sale

Assets held for sale at March 31, 2017 consist of three turboprop airframes being sold in parts and a turboprop aircraft.

During the three months ended March 31, 2017 and 2016, the Company received $16,100 and $38,800, respectively, from the sale of parts installed on the airframes.  Of such amounts, $2,300 and $38,800, respectively, reduced the carrying value of the airframes.  In the 2017 period, the Company received an amount in excess of the carrying value for one of the airframes, and recorded a gain of $13,900.

4. Notes Payable and Accrued Interest

At March 31, 2017 and December 31, 2016, the Company's notes payable and accrued interest consisted of the following:

	March 31, 2017	December 31, 2016
Credit Facility:
Principal	$114,300,000	$110,100,000
Unamortized debt issuance costs	(1,779,600)	(1,999,900)
Accrued interest	93,800	83,600
Special purpose financing:
Principal	16,610,300	17,623,600
Accrued interest	28,700	30,600
	$129,253,200	$125,837,900

(a) Credit facility

The Company's $150 million Credit Facility is provided by a syndicate of banks and is secured by all of the assets of the Company, including its aircraft and engine portfolio.  The Credit Facility, which expires on May 31, 2019, can be expanded to a maximum of $180 million.  The Company was in compliance with all covenants under the Credit Facility at March 31, 2017 and December 31, 2016.

The unused amount of the Credit Facility was $35,700,000 and $39,900,000 as of March 31, 2017 and December 31, 2016, respectively.

The weighted average interest rate on the Credit Facility was 4.40% and 4.15% at March 31, 2017 and December 31, 2016, respectively.

(b) Special purpose financing

In August 2016, the Company acquired two regional jet aircraft using cash and financing separate from its Credit Facility.  The financing resulted in note obligations of $9,805,600 and $9,804,300, which are being paid from a portion of the rent payments on the related aircraft leases through October 3, 2020 and November 7, 2020, respectively, and which bear interest at the rate of 4.455%.  The borrower under each note obligation is the special purpose entity that owns each aircraft.  The notes are collateralized by the aircraft and are recourse only to the special purpose entity borrower and its aircraft asset, subject to standard exceptions for this type of financing.  Payments due under the notes consist of quarterly principal and interest.  The combined balance of the notes payable and accrued interest on these notes at March 31, 2017 and December 31, 2016 was $16,639,000 and $17,654,200, respectively.

5. Acquisition Costs

During the first quarter of 2017, the Company accrued $101,800 of expenses related to a potential corporate acquisition.  Such expenses are included in professional fees, general and administrative and other in the Company's condensed consolidated statements of operations.

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

7. Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
	2017	2016
Net income	$641,500	$433,700
Weighted average shares outstanding for the period	1,550,032	1,566,699
Basic earnings per share	$0.41	$0.28
Diluted earnings per share	$0.41	$0.28

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

8. Related Party Transactions

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

Fees incurred during the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
	2017	2016
Management fees	$1,506,800	$1,264,000
Acquisition fees	220,500	-
Remarketing fees	51,100	-

In August 2009, the Company entered into an agreement (the "Assignment Agreement") with Lee G. Beaumont in which Mr. Beaumont assigned to the Company his rights to purchase certain aircraft engines from an unrelated third party seller.  In January 2012, Mr. Beaumont became a "related person" with respect to the Company due to his open market acquisitions of shares representing over 5% of the Company's common stock.  In March 2017, the Company exchanged one of the engines for 150,000 shares of common stock of the Company held by Mr. Beaumont.  The Company recorded no gain or loss related to the exchange.

9. Subsequent Events

In April 2017, one of the Company's lessees returned two turboprop aircraft prior to lease expiration.  The Company recorded gains totaling $271,600, which represents the difference between the maintenance reserves held by the Company and retained by it upon the such return and the amount of deferred rent that had been recorded as income by the Company in previous periods.

In April 2017, two spare engines that had been on lease were returned to the Company at lease expiration.

In May 2017, the Company signed a letter of intent and made a deposit for the purchase of three Embraer 175 aircraft.  The Company expects to acquire two of the aircraft during the second quarter and one during the third quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2016 and the unaudited financial statements and related notes that appear elsewhere in this report.

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

Results of Operations

The Company recorded net income of $0.6 million for the quarter ended March 31, 2017, compared to net income of $0.4 million in the same period of 2016.

Operating lease revenue increased 21% to $7.3 million in the first quarter of 2017 from $6.0 million in the first quarter of 2016, primarily due to revenue from assets that were purchased during the third quarter of 2016, the effect of which was partially offset by: (i) the loss of revenue from assets that were on lease during the 2016 quarter, but off lease in 2017, (ii) the loss of revenue from an aircraft that was involved in an accident in April 2016 and was declared a total loss, and (iii) the loss of revenue from an asset that was sold pursuant to a sales-type finance lease in 2016.

Average portfolio utilization increased to approximately 96% during the first quarter of 2017 from approximately 95% during the first quarter of 2016.

During the first quarter of 2017, the Company exchanged one of its spare engines for 150,000 shares of the Company's common stock held by a stockholder.  The Company recorded no gain or loss related to the exchange. During the first quarter of 2016, the Company sold two regional jet aircraft that had been held for sale at an amount equal to their carrying value.

During the first quarters of 2017 and 2016, the Company recorded gains of $297,400 and $5,400, respectively, related to the sale of an aircraft in each period.

During the first quarter of 2017, the Company acquired three aircraft and entered into direct financing leases for such aircraft.  The Company added no equipment to its portfolio during the first quarter of 2016.

As a result of asset acquisitions and sales during 2016, as well as changes in residual value assumptions from year-to-year, depreciation increased by 41% in the first quarter of 2017, as compared to the first quarter of 2016.

The average net book value of assets held for lease during the first quarters of 2017 and 2016 was approximately $188.7 million and $153.9 million, respectively.  Management fees, which are based on the net book value of the Company's aircraft and engines as well as finance lease receivable balances, were 20% higher for the first quarter of 2017 as compared to the same period of 2016.

The Company's interest expense increased by 25% to $1.6 million in the first quarter of 2017 from $1.3 million in the same period of 2016, primarily as a result of both a higher average debt balance and a higher average interest rate in the 2017 period.

Professional fees, general and administrative and other expenses in the 2017 period included $101,800 incurred in connection with a potential corporate acquisition.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a) Credit Facility

The Company has a $150 million Credit Facility, as described in Note 4 to the Company's condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.  The Company was in compliance with all covenants at March 31, 2017 and December 31, 2016.

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

(b) Special purpose financings

In August 2016, the Company acquired, using wholly-owned special purpose entities, two regional jet aircraft, using cash and third-party financing separate from its Credit Facility, as described in Note 4(b) to the Company's condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

(c) Cash flow

The Company's primary sources of cash are payments due under the Company's operating and finance leases, maintenance reserves, which are billed monthly to lessees based on asset usage, and proceeds from the sale of aircraft and engines.

The Company's primary uses of cash are for (i) purchase of assets, (ii) Credit Facility and special purpose financing interest and principal payments, (iii) maintenance expense and reimbursement to lessees from collected maintenance reserves, (iv) management fees, and (v) professional fees, including legal, accounting and directors' fees costs.

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

(i) Operating activities

The Company's cash flow from operations decreased by $1.3 million in the first quarter of 2017 compared to the same period in 2016.  As discussed below, the decrease in cash flow was primarily a result of increases in payments for maintenance, management fees and interest.  This negative effect was partially offset by increases in payments received for operating lease revenue, maintenance reserves and security deposits.

Payments for maintenance

Although maintenance expense was lower in the first quarter of 2017 than in the same period in 2016, payments for maintenance increased by $1.6 million in the 2017 period compared to the 2016 period as a result of a difference in the timing of payments for maintenance.

Payments for management fees

Payments for management fees increased by $0.7 million in the first quarter of 2017 compared to the same period in 2016, as a result of aircraft acquisitions during 2016 and the first quarter of 2017, as well as a difference in the timing of payments from year to year.

Payments for interest

Payments for interest increased by $0.2 million in the first quarter of 2017 compared to the first quarter of 2016 as a result of a higher average debt balance and higher rates during the 2017 period.

Payments for operating lease revenue

Rent receipts from lessees increased by $0.4 million in the first quarter of 2017 compared to the same period in 2016, primarily due to higher rent from assets purchased and leased to customers during 2016.

As of the date of this filing, the Company is receiving no lease revenue for two aircraft and three engines held for lease that are off lease.  The total book value of these assets is $8.2 million, representing 4% of the Company's total assets held for lease. In addition, an off-lease turboprop aircraft, with a book value of $1.5 million, is being held for sale and is not generating any lease revenue.

Payments for maintenance reserves

Receipts for maintenance reserves from lessees increased by $0.5 million in the first quarter of 2017 compared to the same period in 2016, primarily as a result of additional assets for which the Company collected maintenance reserves in the 2017 period.

Payments for security deposits

Net security deposits received by the Company increased by $0.5 million in the first quarter of 2017 compared to the same period in 2016, primarily as a result of lease deposits received in connection with aircraft purchased by the Company and leased pursuant to direct financing leases during the 2017 period.

(ii) Investing activities

During the first quarters of 2017 and 2016, the Company received net cash of $0.6 million and $3.2 million, respectively, from the sale of assets. During the first quarter of 2017, the Company used cash of $7.4 million for acquisitions of aircraft leased pursuant to direct financing leases.

(iii) Financing activities

The Company borrowed an additional $7.0 million under the Credit Facility during the first quarter of 2017 and none in the same period in 2016.  In the first quarters of 2017 and 2016, the Company repaid $2.8 million and $8.6 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow and the sale of assets.  During the first quarter of 2017, the Company's special purpose entities repaid $1.0 million of principal.

Outlook

(a) General

During the global downturn, there was an overall reduction in passenger traffic in some markets where the Company's lessees operate.  This weakened the financial condition of some of these lessees, which resulted in these lessees and other regional carriers slowing expansion or reducing capacity.  As a result, the demand for aircraft by these lessees and other regional carriers decreased, reducing the Company's acquisition and remarketing opportunities.  The Company does not anticipate any future weakening of the financial condition of regional carriers in general, but believes that there may be further shakeouts of weaker carriers in the industry before the financial situation improves across the board.

The Company has identified three areas that could challenge the Company's growth and operating results by negatively affecting its collateral base and, therefore, its ability to access sources of financing:

• Notwithstanding recent interest rate increases by the U.S. Federal Reserve Bank, the current low-interest rate environment has increased competition in the Company's market niche caused by new acquisition and leasing market entrants, some of which are funded by investment banks and private equity firms seeking higher yields on investment assets than are currently available from traditional income investment types.  The increased competition has resulted in higher acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, has put downward pressure on lease rates, resulting in lower margins and, therefore, fewer acceptable acquisition opportunities for the Company.

• The Company could experience delays in remarketing its assets, as well as lower rental rates for assets that are remarketed.

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

(b) Operating Segments

The Company operates in one business segment, the leasing of regional aircraft and engines to foreign and domestic regional air carriers, and therefore does not present separate segment information for lines of business.  Because engine leasing is typically characterized by short-term, non-triple net leases, which result in high overall transaction costs, unpredictable off-lease periods and extensive human resource allocation to remarketing, the Company has chosen to own only a few engines that are compatible with its aircraft types.

In addition to six turboprop aircraft and three regional jet aircraft that are subject to finance leases, at April 30, 2017, the Company's aircraft and aircraft engines that were on lease or held for lease consisted of the following:

Type	Number owned	% of net book value
Turboprop aircraft	11	23%
Regional jet aircraft	12	74%
Engines	3	3%

For the month ended April 30, 2017, approximately 29%, 20%, 15% and 15% of the Company's operating lease revenue was derived from customers in Slovenia, Spain, Mozambique and the United States, respectively.  Operating lease revenue does not include interest income from the Company's finance leases.  The table below sets forth geographic information about the Company's operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

Region	Number of lessees	% of operating lease revenue
Europe	3	53%
North America	3	23%
Africa	1	15%
Asia	1	5%
Australia	1	4%

For the month ended April 30, 2017, approximately 70% and 30% of the Company's finance lease revenue was derived from customers in Africa and Europe, respectively.

(c) Remarketing Efforts

The Company is seeking remarketing opportunities for two turboprop aircraft and three engines that are held for lease, as well as for four aircraft with leases that expire in the remainder of 2017 and that are expected to be returned to the Company.  However, the Company may also consider selling some or all of these assets.  The Company is analyzing the amount and timing of maintenance required to remarket the assets, the amount of which may differ significantly if the assets are sold rather than re-leased.

The Company also owns a turboprop aircraft that is held for sale, for which the Company is seeking sales opportunities.

(d) Credit Facility

The unused amount of the Credit Facility was $35.7 million as of the date of this filing.  Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates. The Company also believes that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and, if the Credit Facility is expanded from its current amount of $150 million to the maximum of $180 million, to fund anticipated acquisitions.  However, there can be no assurance that the Company's beliefs will prove to be correct or that the lenders under the Credit Facility will agree to expand the Credit Facility when requested by the Company.

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

In addition, a successful investment in an asset subject to a lease depends in part upon having the asset returned by the lessee in the condition as required under the lease.  Each lease typically obligates a customer to return an asset to the Company in a specified condition, generally in equal or better condition than at delivery to the lessee.  The Company strives to ensure this result through onsite management during the return process.  However, if the lessee were to become insolvent during the term of its lease and the Company had to repossess the asset, it is unlikely that the lessee would have the financial ability to meet these return obligations.  In addition, if the lessee filed for bankruptcy and rejected the aircraft lease, the lessee would be required to return the aircraft but would be relieved from further lease obligations, including return conditions specified in the lease.  In either case, it is likely that the Company would be required to expend funds in excess of any maintenance reserves collected to return the asset to a remarketable condition.

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

Several of the Company's customers have experienced significant financial difficulties, become insolvent, or have been declared or have filed for bankruptcy.  An insolvency or bankruptcy of a customer usually results in a total loss of the receivables from that customer, as well as the Company incurring additional costs in order to repossess and, in some cases, repair the aircraft.  The Company closely monitors the performance of all of its lessees and its risk exposure to any lessee that may be facing financial difficulties, in order to guide decisions with respect to such lessee that would mitigate losses in the event the lessee is unable to meet or rejects its lease obligations.  There can be no assurance that additional customers will not become insolvent or file for bankruptcy or that the Company will be able to mitigate any of the resultant losses.

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

A growing concern arises from the fact that much of the recent growth in demand for regional aircraft in developing countries has arisen from mineral and natural resource exploitation operations by Chinese enterprises in these countries. A future, sustained major downturn in the Chinese domestic economy that reduces demand for imported raw materials could have a significant negative impact on the demand for business and regional aircraft in these developing countries, including in some of the markets in which the Company does, or seeks to do, business.

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

If a major flu outbreak occurs, international conflicts erupt into military hostilities, heightened visa requirements make international travel more difficult, or terrorist attacks involving aircraft or airports occur, passengers may avoid air travel altogether, and global air travel worldwide could be significantly affected. This would have an adverse impact on many of the Company's customers.

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

Concentration of Lessees and Aircraft Type. For the month ended April 30, 2017, the Company's four largest customers accounted for a total of approximately 79% of the Company's monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company's financial results and borrowing base under the Credit Facility, and, therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company's revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any non-compliance that is not cured in the time permitted under the Credit Facility, the Company would need to seek waivers or amendment of the applicable covenants if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

The Company's aircraft portfolio is currently focused on a small number of aircraft types and models compared to the variety of aircraft used in the commercial air carrier market.  A change in the desirability and availability of any of the particular types and models of aircraft owned by the Company could affect valuations and future rental revenues of such aircraft, and would have a disproportionately significant impact on the Company's portfolio value. Such aircraft type concentration would diminish if the Company acquires assets of other types. Conversely, acquisition of additional aircraft of types currently owned by the Company will increase the Company's risks related to its concentration of those aircraft types.

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

Engine Leasing Risk.  Because the Company believes that engine leasing, absent a long-term triple net lease, is inherently riskier than aircraft leasing, the Company does not focus on this segment. The Company, however, currently has three engines in its portfolio, making up 3% of the Company's total net book value of aircraft and aircraft engines held for lease. The Company may from time to time lease one or more of these engines to lessees under industry standard short-term engine leases that place the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer's warranty or is not otherwise caused by circumstances that the lessee is required to cover, the Company's investment in the engine could be a significant loss or the Company might incur a significant maintenance expense.

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

Government Regulation.  There are a number of areas in which government regulation may result in costs to the Company.  These include aircraft registration safety requirements, required equipment modifications, maximum aircraft age, and aircraft noise requirements.  Although it is contemplated that the burden and cost of complying with such requirements will fall primarily upon lessees, there can be no assurance that the cost will not fall on the Company.  Furthermore, future government regulations could cause the value of any non-complying equipment owned by the Company to decline substantially.

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

Possible Volatility of Stock Price.  The market price of the Company's common stock is subject to fluctuations following developments relating to the Company's operating results, changes in general conditions in the economy, the financial markets, the airline industry, changes in accounting principles or tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, or arising from other investor sentiment unknown to the Company.  Because the Company has a relatively small capitalization of approximately 1.4 million shares outstanding, there is a correspondingly limited amount of trading and float of the Company's shares.  Consequently, the Company's stock price is more sensitive to a single large trade or a small number of simultaneous trades along the same trend than a company with larger capitalization and higher trading volume and float.

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

The Company's management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's Disclosure Controls and concluded that the Company's Disclosure Controls were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting.  No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
10.31
Exchange Agreement between Lee G. Beaumont and the Company, dated March 21, 2017, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed by the Company with the Securities and Exchange Commission ("SEC") on March 22, 2017

10.32
Securities Purchase Agreement between Lee G. Beaumont and the Company, dated March 22, 2017, incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed by the Company with the SEC on March 22, 2017

10.33
Third Modification Agreement to Second Amended and Restated Loan and Security Agreement between the Company and MUFG Union Bank as Agent and lender ("MUFG"), California Bank and Trust, Umpqua Bank and U.S. Bank National Association, dated March 22, 2017, incorporated by reference to Exhibit 10.3 to the Report on Form 8-K filed by the Company with the SEC on March 22, 2017

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

AEROCENTURY CORP.
Date: May 11, 2017	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer