Form 10-Q/A
period 2017-03-31
AEROCENTURY CORP
filed 2017-05-11
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Date of Original Filing:  May 11, 2017
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

[Amendment Filed to Correct Submission Settings to Indicate Attached XBRL Filings]

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