Form 10-Q
period 2017-06-30
AEROCENTURY CORP
filed 2017-08-11
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company," and emerging growth company in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐ Accelerated filer  ☐
Non-accelerated filer  ☐ Smaller reporting company  ☒
Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

The number of shares of the Registrant's Common Stock outstanding as of August 11, 2017 was 1,416,699.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include these statements:  (i) in Item 1, "Notes to Financial Statements," that the Company does not expect to adopt ASU 2016-02 early, and does expect to elect practical expedients in connection with its adoption, including not re-evaluating lease classification or capitalized initial direct costs on existing leases; that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations; and that the Company intends to lease an engine returned from the lessee in August 2017; (ii) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources," that the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates; and that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility due to borrowing base limitations;  (iii) in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations – Outlook," that the Company could experience delays in remarketing its assets, as well as lower rental rates for assets that are remarketed; that the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates; and that the Company believes that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and to fund anticipated acquisitions; (iv) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results," that the Company believes it will continue to be in compliance with all of the covenants under its debt agreements; that as competition increases, the competition will likely continue to create upward pressure on acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, create downward pressure on lease rates, resulting in lower margins for the Company and, therefore, fewer acceptable acquisition opportunities for the Company; that the Company will have sufficient cash funds to make any required principal repayment that arises due to any borrowing limitations; that the Company does not anticipate any worsening of the financial condition of its overall customer base, but believes that there may be further shakeouts of weaker carriers in economically troubled regions; that most of the Company's expected growth will be outside of North America; that the overall industry experience of JMC's personnel and its technical resources should permit the Company to effectively manage new aircraft types; that effective mitigating factors exist against undue compensation-incented risk-taking by JMC; that the burden and cost of complying with environmental regulatory requirements will fall primarily upon lessees of equipment or the Company as owner of the equipment; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company's main vulnerability would be interruption to email communication, internally and with third parties, loss of customer and lease archives, and loss of document sharing between the Company's offices and remote workers; that sufficient replacement mechanisms exist such that there would not be a material adverse financial impact on the Company's business; and that while the Company believes that it has sufficient cyber-security measures in place commensurate with the risks to the Company of a successful cyber-attack or breach of its data security, its resources and technical sophistication may not be adequate to prevent all types of cyber-attacks.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the lack of any unexpected lessee defaults or insolvency; the continued availability of financing for acquisitions under the Credit Facility; the Company's success in finding appropriate assets to acquire with such financing; a deterioration of the market or appraised values of aircraft assets owned by the Company; an unanticipated surge in interest rates; compliance by the Company's lessees with obligations under their respective leases; no sudden current economic downturn or unanticipated future financial crises; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; large unanticipated maintenance expenses; and future trends and results that cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1. Financial Statements.

AeroCentury Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2017	2016
Assets:
Cash and cash equivalents	$4,161,800	$2,194,400
Accounts receivable, including deferred rent of $64,700 and $604,800 at June 30, 2017 and December 31, 2016, respectively	6,155,100	4,046,100
Finance leases receivable	25,280,400	17,468,300
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $37,263,800 and $32,639,600 at June 30, 2017 and December 31, 2016, respectively	203,142,000	192,799,800
Assets held for sale	1,925,300	1,998,100
Prepaid expenses and other	925,500	229,400
Total assets	$241,590,100	$218,736,100
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,702,100	$1,218,100
Notes payable and accrued interest, net of unamortized debt issuance costs of $1,634,200 and $1,999,900 at June 30, 2017 and December 31, 2016, respectively	147,433,700	125,837,900
Maintenance reserves	29,089,400	29,424,100
Accrued maintenance costs	467,900	965,000
Security deposits	4,361,200	3,933,200
Unearned revenues	4,033,600	1,903,900
Deferred income taxes	13,244,500	12,830,500
Income taxes payable	293,000	123,200
Total liabilities	200,625,400	176,235,900
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,629,999 shares issued, 1,416,699 and 1,566,699 shares outstanding at June 30, 2017 and December 31, 2016, respectively	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	29,219,800	28,222,600
	44,001,500	43,004,300
Treasury stock at cost, 213,300 and 63,300 shares at June 30, 2017 and December 31, 2016, respectively	(3,036,800)	(504,100)
Total stockholders' equity	40,964,700	42,500,200
Total liabilities and stockholders' equity	$241,590,100	$218,736,100

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
Revenues and other income:
Operating lease revenue	$14,427,000	$10,979,500	$7,110,100	$4,935,200
Finance lease revenue	757,700	372,100	432,300	187,000
Maintenance reserves revenue	686,000	-	686,000	-
Net gain on sales-type finance leases	297,400	47,400	-	42,000
Net (loss)/gain on disposal of assets	(133,900)	2,146,500	(147,700)	2,146,500
Other income	600	1,700	400	300
	16,034,800	13,547,200	8,081,100	7,311,000
Expenses:
Depreciation	5,879,100	3,950,600	2,943,000	1,871,100
Interest	3,353,000	2,427,900	1,742,800	1,138,800
Management fees	3,005,100	2,436,500	1,498,300	1,172,500
Professional fees, general and administrative and other	924,100	982,400	418,000	557,800
Maintenance	661,400	1,821,000	405,300	1,501,100
Provision for impairment in value of aircraft	454,300	321,200	454,300	246,200
Insurance	130,900	150,000	57,700	73,400
Other taxes	45,200	45,300	22,500	22,500
Bad debt expense	-	262,900	-	262,900
	14,453,100	12,397,800	7,541,900	6,846,300
Income before income tax provision	1,581,700	1,149,400	539,200	464,700
Income tax provision	584,500	417,100	183,500	166,100
Net income	$997,200	$732,300	$355,700	$298,600
Earnings per share:
Basic	$0.67	$0.47	$0.25	$0.19
Diluted	$0.67	$0.47	$0.25	$0.19
Weighted average shares used in earnings per share computations:
Basic	1,482,997	1,566,699	1,416,699	1,566,699
Diluted	1,482,997	1,566,699	1,416,699	1,566,699

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$8,706,500	$8,125,800
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	1,397,300	2,062,600
Proceeds from sale of assets held for sale, net of re-sale fees	112,600	3,059,900
Proceeds from insurance	-	18,886,700
Investment in direct financing leases	(7,614,200)	-
Investment in aircraft parts and acquisition costs	(21,735,900)	(971,100)
Net cash (used in)/provided by investing activities	(27,840,200)	23,038,100
Financing activities:
Issuance of notes payable – Credit Facility	26,000,000	-
Repayment of notes payable – Credit Facility	(2,800,000)	(31,600,000)
Repayment of notes payable – special purpose financing	(2,033,900)	-
Debt issuance costs	(65,000)	(65,000)
Net cash provided by/(used in) financing activities	21,101,100	(31,665,000)
Net increase/(decrease) in cash and cash equivalents	1,967,400	(501,100)
Cash and cash equivalents, beginning of period	2,194,400	2,721,000
Cash and cash equivalents, end of period	$4,161,800	$2,219,900

During the six months ended June 30, 2017 and 2016, the Company paid interest totaling $2,890,700 and $2,058,200, respectively.  The Company paid income taxes of $800 during each of the six month periods ended June 30, 2017 and 2016.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, typically acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

In August 2016, AeroCentury Corp. formed two wholly-owned subsidiaries, ACY 19002 Limited ("ACY 19002") and ACY 19003 Limited ("ACY 19003") for the purpose of acquiring aircraft using a combination of cash and financing ("SPE Financing") separate from the parent's credit facility.  Financial information for AeroCentury Corp., ACY 19002 and ACY 19003 (collectively, the "Company") is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  All intercompany balances and transactions have been eliminated in consolidation.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The carrying amount of the Company's money market funds included in cash and cash equivalents was $2,848,700 and $1,348,100 at June 30, 2017 and December 31, 2016, respectively.  The fair value of the Company's money market funds is categorized as Level 1 under the GAAP fair value hierarchy.

As of June 30, 2017 and December 31, 2016, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

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

Assets held for lease

The Company recorded an impairment charge of $454,300 on one of its assets held for lease in the quarter ended June 30, 2017.

Assets held for sale

The Company recorded no impairment charges on its aircraft held for sale during the three months or six months ended June 30, 2017.  During the three months and six months ended June 30, 2016, the Company recorded impairment charges of $246,200 and $321,200, respectively, on assets prior to their sale during 2016.

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

Borrowings under the Company's Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes that the effective interest rate under the Credit Facility approximates current market rates for such indebtedness at the balance sheet date, and therefore that the outstanding principal and accrued interest of $133,453,200 and $110,183,600 at June 30, 2017 and December 31, 2016, respectively, approximate their fair values on such dates.  The fair value of the Company's outstanding balance of its Credit Facility would be categorized as Level 3 under the GAAP fair value hierarchy.

The amounts payable under the Company's SPE Financing are payable through the fourth quarter of 2020 and bear a fixed rate of interest, as described in Note 4(b) to the condensed consolidated financial statements.  The Company believes that the effective interest rate under the SPE Financing approximates current market rates for such indebtedness at the balance sheet date, and therefore that the outstanding principal and accrued interest of $15,614,700 and $17,654,200 approximates the fair value of such notes at June 30, 2017 and December 31, 2016, respectively.  Such fair value would be categorized as Level 3 under the GAAP fair value hierarchy.

(d) Finance Leases

As of June 30, 2017, the Company had six aircraft subject to sales-type finance leases and three aircraft subject to direct financing leases.  All such leases contain lessee bargain purchase options at prices substantially below the assets' estimated residual values at the exercise date for the options.  Consequently, the Company has classified each of these leases as finance leases for financial accounting purposes.  For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease.  For sales-type finance leases, the Company recognizes as a gain or loss the amount equal to (i) the net investment in sales-type finance leases plus any initial direct costs and lease incentives less (ii) the net book value of the aircraft.

The Company recognized interest earned on finance leases in the amount of $432,300 and $187,000 in the quarters ended June 30, 2017 and 2016, respectively and $757,700 and $372,100 in the six month periods ended June 30, 2017 and 2016, respectively.

(e) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 that created the new Topic 606 ("Topic 606") in the Accounting Standards Codification ("ASC").  Topic 606 also included numerous conforming additions and amendments to other Topics within the ASC.  Topic 606 established new rules that affect the amount and timing of revenue recognition for contracts with customers, but does not affect lease accounting and reporting.  As such, adoption of these provisions will not affect the Company's lease revenues but may affect the reporting of other of the Company's revenues.  On August 12, 2015, the FASB deferred the effective date of the provisions included in Topic 606 to years commencing after December 15, 2017.  Topic 606 can be adopted early for years commencing after December 15, 2016, and may be reflected using either a full retrospective method or a simplified method that does not recast prior periods but does disclose the effect of the adoption on the current period consolidated financial statements.  The Company has not yet determined either the potential impact on its consolidated financial statements or the method it will elect to use in connection with the adoption of the changes included in Topic 606.

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

The new standard requires a lessor to classify leases as sales-type, finance or operating.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing.  If the lessor does not convey risks and rewards or control, an operating lease results.  A modified retrospective transition approach is required for lessors for sales-type, finance, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

The Company is reviewing those agreements under which it is the lessor and is evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements and related disclosures.  The Company does not expect to adopt ASU 2016-02 early, and does expect to elect practical expedients in connection with its adoption, including not re-evaluating lease classification or capitalized initial direct costs on existing leases.

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

2. Finance Leases Receivable

At June 30, 2017 and December 31, 2016, the net investment included in sales-type finance leases and direct financing leases receivable were as follows:

	June 30, 2017	December 31, 2016
Gross minimum lease payments receivable	$29,607,600	$20,829,200
Less unearned interest	(4,327,200)	(3,360,900)
Finance leases receivable	$25,280,400	$17,468,300

As of June 30, 2017, minimum future payments receivable under finance leases were as follows:

Years ending

Remainder of 2017	$2,983,800
2018	5,811,600
2019	7,087,600
2020	5,036,600
2021	5,381,000
Thereafter	3,307,000
$29,607,600

3. Aircraft and Aircraft Engines Held for Lease or Sale

(a) Assets Held for Lease

At June 30, 2017 and December 31, 2016, the Company's aircraft and aircraft engines held for lease consisted of the following:

	June 30, 2017		December 31, 2016
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft	11	21%	12	23%
Regional jet aircraft	14	77%	12	73%
Engines	1	2%	4	4%

The Company used $21,172,700 for the acquisition of two Embraer 175 aircraft on lease to a customer in the United States in the second quarter of 2017.  The Company also paid a $500,000 deposit for a third Embraer 175 aircraft which was acquired in the third quarter of 2017 and is on lease to the same customer.

During the second quarter of 2016, the Company used cash of $963,600 primarily for deposits associated with aircraft acquired during the third quarter of 2016.

During the second quarter of 2017, the Company sold two spare turboprop engines and recorded a loss of $173,700.

Six of the Company's assets held for lease, comprised of five turboprop aircraft and one engine, were off lease at June 30, 2017, representing 7% of the net book value of the Company's aircraft and engines held for lease.  As discussed in Note 9, a turboprop aircraft was returned to the Company in August 2017.

As of June 30, 2017, minimum future lease revenue payments receivable under noncancelable operating leases were as follows:

Years ending

Remainder of 2017	$13,271,400
2018	24,683,000
2019	24,255,200
2020	21,803,000
2021	14,701,600
Thereafter	39,294,700
$138,008,900

 (b) Assets Held for Sale

Assets held for sale at June 30, 2017 consist of a turboprop aircraft and turboprop airframe parts from three aircraft.

During the three months ended June 30, 2017 and 2016, the Company received $96,300 and $41,100, respectively, from the sale of parts.  Of such amounts, $70,400 and $41,100, respectively, reduced the carrying value of the parts.  In the 2017 period, the Company received an amount in excess of the carrying value for parts from two of the airframes, and recorded gains totaling $25,900.

4. Notes Payable and Accrued Interest

At June 30, 2017 and December 31, 2016, the Company's notes payable and accrued interest consisted of the following:

	June 30, 2017	December 31, 2016
Credit Facility:
Principal	$133,300,000	$110,100,000
Unamortized debt issuance costs	(1,634,200)	(1,999,900)
Accrued interest	153,200	83,600
SPE Financing:
Principal	15,589,700	17,623,600
Accrued interest	25,000	30,600
	$147,433,700	$125,837,900

(a) Credit Facility

The Company's Credit Facility is provided by a syndicate of banks and is secured by all of the assets of the Company, including its aircraft and engine portfolio. As discussed in Note 9, in July 2017, the Credit Facility was amended to increase the total amount available from $150 million to $170 million, as well as to revise certain financial covenants.

The Credit Facility, which expires on May 31, 2019, can be expanded to a maximum of $180 million.  The Company was in compliance with all covenants under the Credit Facility at June 30, 2017 and December 31, 2016.

The unused amount of the Credit Facility (under the prior $150 million maximum amount) was $16,700,000 and $39,900,000 as of June 30, 2017 and December 31, 2016, respectively.   The weighted average interest rate on the Credit Facility was 4.68% and 4.15% at June 30, 2017 and December 31, 2016, respectively.

(b) SPE Financing

In August 2016, the Company acquired two regional jet aircraft using cash and financing separate from its Credit Facility.  The separate SPE Financing resulted in note obligations of $9,805,600 and $9,804,300, which are being paid from a portion of the rent payments on the related aircraft leases through October 3, 2020 and November 7, 2020, respectively, and which bear interest at the rate of 4.455%.  The borrower under each note obligation is the special purpose entity that owns each aircraft.  The notes are collateralized by the aircraft and are recourse only to the special purpose entity borrower and its aircraft asset, subject to standard exceptions for this type of financing.  Payments due under the notes consist of quarterly principal and interest.  The combined balance of the notes payable and accrued interest on these notes at June 30, 2017 and December 31, 2016 was $15,614,700 and $17,654,200, respectively.

5. Acquisition Costs

During the quarter and six months ended June 30, 2017, the Company accrued $24,100 and $125,900, respectively, of expenses related to a potential corporate acquisition.  Such expenses are included in professional fees, general and administrative and other in the Company's condensed consolidated statements of operations.

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

7. Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
Net income	$997,200	$732,300	$355,700	$298,600
Weighted average shares outstanding for the period	1,482,997	1,566,699	1,416,699	1,566,699
Basic earnings per share	$0.67	$0.47	$0.25	$0.19
Diluted earnings per share	$0.67	$0.47	$0.25	$0.19

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

Fees incurred during the three months and six months ended June 30, 2017 and 2016 were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
Management fees	$3,005,100	$2,436,500	$1,498,300	$1,172,500
Acquisition fees	641,900	-	421,400	-
Remarketing fees	51,100	58,800	-	58,800

In August 2009, the Company entered into an agreement (the "Assignment Agreement") with Lee G. Beaumont in which Mr. Beaumont assigned to the Company his rights to purchase certain aircraft engines from an unrelated third party seller.  In January 2012, Mr. Beaumont became a "related person" with respect to the Company due to his open market acquisitions of shares representing over 5% of the Company's common stock.  In March 2017, the Company exchanged one of its engines for 150,000 shares of common stock of the Company held by Mr. Beaumont.  The Company recorded no gain or loss related to the exchange.

9. Subsequent Events

In July 2017, the Credit Facility was amended to increase the total amount available to $170 million.  Covenants regarding a debt to equity ratio and customer concentration were also modified.

In July 2017, the Company acquired an Embraer 175 aircraft.  The aircraft was purchased from the same seller as two aircraft purchased during the second quarter and is on lease to the same customer in the United States.

In August 2017, one of the Company's lessees returned a turboprop aircraft at lease expiration.  The difference between the maintenance reserves and security deposit held at the time of the return and the amount of rent receivable was recorded as gain of approximately $332,000.  The Company has signed consignment agreements with two vendors to sell the airframe and one engine in parts.  The Company intends to lease the second engine.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2016 and the unaudited financial statements and related notes that appear elsewhere in this report.

Overview

AeroCentury provides leasing and finance services to regional airlines worldwide. The Company is principally engaged in providing leasing services of mid-life regional aircraft to carriers, including operating leases, and finance leases.  In addition to leasing activities, the Company sells aircraft from its operating lease portfolio to third parties, including other leasing companies, financial services companies, and airlines. Its operating performance is driven by the growth of its aircraft portfolio, the terms of its leases, the interest rate of its debt, as well as asset sales.

During the first six months of 2017, the Company purchased five aircraft, ending the period with a total of twenty-five aircraft and one engine held for lease, with a net book value of $203 million.  This represents a 52% increase compared to the net book value at June 30, 2016.  The Company also owns nine aircraft subject to finance leases and one aircraft that is held for sale.

The Company has a globally diversified customer base of twelve airlines in ten countries. Average portfolio utilization was approximately 95% during the first six months of 2017 compared with approximately 93% during the first six months of 2016.

Of the five aircraft acquired during the first six months of 2017, two of the aircraft, which are subject to operating leases, were acquired during the second quarter.  In July 2017, the Company acquired an additional aircraft subject to an operating lease.  The Company added no equipment to its portfolio during the second quarter of 2016.

Consistent with its decision to de-emphasize engine leasing, during the second quarter of 2017, the Company sold two of its spare engines and recorded a loss of $0.2 million.  During the second quarter of 2016, the Company recorded a gain of $42,000 on the sale of an aircraft pursuant to a sales-type finance lease.

In July 2017, the Company expanded its revolving credit facility to $170 million.  The unused amount of the Credit Facility (under the prior $150 million maximum amount) was $16,700,000 as of June 30, 2017. The weighted average interest rate on the Credit Facility was 4.68% at June 30, 2017.

Total revenues for the quarter ended June 30, 2017 quarter increased by $0.8 million compared to the second quarter of 2016, primarily as a result of increased operating lease, finance lease and maintenance reserves revenues, the effects of which were significantly offset by decreased gains from asset dispositions.

Net income for the quarter ended June 30, 2017 was $0.4 million, compared to net income of $0.3 million in the same period of 2016, resulting in diluted earnings per share of $0.25 and $0.19, respectively.  Pre-tax profit margin for the quarter ended June 30, 2017 was 7% compared to 6% for the second quarter of 2016.

Results of Operations

(a)   Quarter ended June 30, 2017 compared to the quarter ended June 30, 2016

Total revenues for the June 2017 quarter increased by 11% to $8.1 million from $7.3 million in the 2016 period.

Operating lease revenue increased 44% to $7.1 million in the second quarter of 2017 from $4.9 million in the second quarter of 2016, primarily due to revenue from assets that were purchased during the third quarter of 2016 and second quarter of 2017, the effect of which was partially offset by the loss of revenue from assets that were on lease during the 2016 quarter, but off lease in 2017.

Average portfolio utilization increased to approximately 94% during the second quarter of 2017 from approximately 91% during the second quarter of 2016.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time.  During the second quarter of 2017, the Company recorded maintenance reserves revenue of $0.4 million related to an economic adjustment due from the lessee when an aircraft was returned at lease expiration and $0.3 million of retained reserves when two aircraft were returned prior to lease expiration. The Company did not record any maintenance reserves revenue in the second quarter of 2016.

Finance lease revenue increased 131% to $0.4 million in the second quarter of 2017 from $0.2 million in the second quarter of 2016, as a result of the sale of three aircraft pursuant to sales-type finance leases in late 2016 and early 2017, and the acquisition and lease of three aircraft pursuant to direct financing leases in early 2017.

During the second quarter of 2017, the Company sold two of its spare engines and recorded a loss of $0.2 million.  During the second quarter of 2016, the Company recorded a gain of $42,000 on the sale of an aircraft pursuant to a sales-type finance lease.  During the 2016 period, the Company also recorded a $2.1 million gain on insurance proceeds related to an aircraft that was involved in an accident in April 2016 and was declared a total loss.

During the second quarter of 2017, the Company acquired two aircraft that are subject to operating leases.  The Company added no equipment to its portfolio during the second quarter of 2016.

As a result of asset acquisitions and sales during 2016 and 2017, as well as changes in residual value assumptions from year-to-year, depreciation increased by 57% in the second quarter of 2017, as compared to the second quarter of 2016.

The average net book value of assets held for lease during the second quarters of 2017 and 2016 was approximately $190.9 million and $140.2 million, respectively.  Management fees, which are based on the net book value of the Company's aircraft and engines as well as finance lease receivable balances, were 28% higher for the second quarter of 2017 as compared to the same period of 2016.

The Company's interest expense increased by 53% to $1.7 million in the second quarter of 2017 from $1.1 million in the same period of 2016, primarily as a result of both a higher average debt balance and a higher average interest rate on the Company's Credit Facility in the 2017 period.

The Company's maintenance expense decreased by 73% to $0.4 million in the second quarter of 2017 from $1.5 million in the same period of 2016, primarily as a result of a decrease in maintenance performed by the Company on off-lease aircraft to prepare them for sale or re-lease.

During the second quarter of 2017, the Company recorded an impairment provision of $0.5 million for one of its assets held for lease, based on its appraised value.  During the second quarter of 2016, the Company recorded an impairment provision of $0.2 million for one of its spare engines, based on the net sales value agreed with a buyer during the period.  The engine was sold in July 2016.

The Company did not incur bad debt expense in the 2017 period. During the second quarter of 2016, the Company recorded bad debt expense of $0.3 million

Professional fees, general and administrative and other expenses in the second quarter of 2017 included $24,100 incurred in connection with a potential corporate acquisition.

The Company recorded net income of $0.4 million for the quarter ended June 30, 2017, compared to net income of $0.3 million in the same period of 2016.

(b)   Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Total revenues for the first half of 2017 increased 18% to $16.0 million from $13.5 million in the 2016 period.

Operating lease revenue increased 31% to $14.4 million in the six months ended June 30, 2017 from $11.0 million in the same period of 2016, primarily due to revenue from assets that were purchased during the third quarter of 2016 and second quarter of 2017, the effect of which was partially offset by: (i) the loss of revenue from assets that were on lease during the 2016 period, but off lease in 2017 and (ii) the loss of revenue from an aircraft that was involved in an accident in April 2016 and was declared a total loss.

Average portfolio utilization increased to approximately 95% during the first six months of 2017 from approximately 93% during the first six months of 2016.

During the first six months of 2017, the Company recorded maintenance reserves revenue of $0.4 million related to an economic adjustment due from the lessee when an aircraft was returned at lease expiration and $0.3 million of retained reserves when two aircraft were returned prior to lease expiration. The Company did not record any maintenance reserves revenue in the first six months of 2016.

Finance lease revenue increased 104% to $0.8 million in the six months ended June 30, 2017 from $0.4 million in the same period of 2016, as a result of the sale of three aircraft pursuant to sales-type finance leases in late 2016 and early 2017, and the acquisition and lease of three aircraft pursuant to direct financing leases in early 2017.

During the six months ended June 30, 2017, the Company recorded a gain of $297,400 on the sale of an aircraft pursuant to a sales-type finance lease.  During the six months ended June 30, 2016, the Company recorded gains totaling $47,000 on the sale of two aircraft pursuant to sales-type finance leases.

During the six months ended June 30, 2017, the Company sold two of its spare engines and recorded a loss of $0.2 million, and recorded gains totaling $39,800 related to the sale of parts from two assets that are held for sale. Additionally, the Company exchanged one of its spare engines for 150,000 shares of the Company's common stock held by a stockholder.  The Company recorded no gain or loss related to the exchange.

During the six months ended June 30, 2016, the Company recorded a $2.1 million gain on insurance proceeds related to an aircraft that was involved in an accident in April 2016 and was declared a total loss.

During the first six months of 2017, the Company acquired two aircraft that are subject to operating leases, as well as three aircraft that the Company leased pursuant to direct financing leases to the seller of such aircraft.  The Company added no equipment to its portfolio during the first six months of 2016.

As a result of asset acquisitions and sales during 2016 and 2017, as well as changes in residual value assumptions from year-to-year, depreciation increased by 49% in the first six months of 2017, as compared to the first six months of 2016.

The average net book value of assets held for lease during the six months ended June 30, 2017 and 2016 was approximately $189.8 million and $147.0 million, respectively.  Management fees, which are based on the net book value of the Company's aircraft and engines as well as finance lease receivable balances, were 24% higher for the first six months of 2017 as compared to the same period of 2016.

The Company's interest expense increased by 38% to $3.4 million in the first six months of 2017 from $2.4 million in the same period of 2016, primarily as a result of both a higher average debt balance and a higher average interest rate on the Company's Credit Facility, reflecting increases in LIBOR rates, in the 2017 period.

The Company's maintenance expense decreased by 64% to $0.7 million in the first half of 2017 from $1.8 million in the same period of 2016, primarily as a result of a decrease in maintenance performed by the Company on off-lease aircraft to prepare them for sale or re-lease.

During the first half of 2017, the Company recorded an impairment provision of $0.5 million for one of its assets held for lease, based on its appraised value.  During the first half of 2016, the Company recorded an impairment provision of $0.2 million for one of its spare engines, based on the net sales value agreed with a buyer during the period.  The engine was sold in July 2016.  The Company also recorded $75,000 of impairment charges on two aircraft that had been held for sale and were sold during the second quarter of 2016.

Professional fees, general and administrative and other expenses in the first six months of 2017 included $125,900 incurred in connection with a potential corporate acquisition.

The Company recorded net income of $1.0 million for the six months ended June 30, 2017, compared to net income of $0.7 million in the same period of 2016.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a) Credit Facility

During July 2017, the Company's Credit Facility, as described in Note 4(a) to the Company's condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, was increased from $150 million to $170 million.  Covenants regarding a debt to equity ratio and customer concentration were also modified.

The Company was in compliance with all covenants at June 30, 2017 and December 31, 2016.  Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates.  Although the Company believes that the assumptions it has made in forecasting its compliance with the Credit Facility covenants are reasonable in light of experience, actual results could deviate from such assumptions and there can be no assurance that the Company's beliefs will prove to be correct.  Among the more significant factors that could have an impact on the accuracy of the Company's covenant compliance forecasts are (i) unanticipated decreases in the market value of the Company's assets, or in the rental rates deemed achievable for such assets that cause the Company to record an impairment charge against earnings, (ii) lessee non-compliance with lease obligations, (iii) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rates, (iv) an inability to locate and acquire a sufficient volume of additional assets at prices that will produce acceptable net returns, (v) increases in interest rates, or (vi) an inability to timely dispose of off-lease assets at prices commensurate with their market value.

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

The Company's primary uses of cash are for (i) purchase of assets, (ii) Credit Facility and special purpose financing interest and principal payments, (iii) maintenance expense and reimbursement to lessees from collected maintenance reserves, (iv) management fees, and (v) professional fees, including legal and accounting.

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

(i) Operating activities

The Company's cash flow from operations increased by $0.6 million in the first six months of 2017 compared to the same period in 2016.  As discussed below, the increase in cash flow was primarily a result of increases in payments received for operating lease revenue, maintenance reserves and finance lease interest. This positive effect was partially offset by increases in payments for maintenance, interest and management fees.

(A) Payments for operating lease revenue

Rent receipts from lessees increased by $1.7 million in the first six months of 2017 compared to the same period in 2016, primarily due to higher rent from assets purchased and leased to customers during 2016 and the first half of 2017.

As of the date of this filing, the Company is receiving no lease revenue for six aircraft and one engine held for lease that are off lease.  The total book value of these assets is $20.8 million, representing 10% of the Company's total assets held for lease. In addition, an off-lease turboprop aircraft, with a book value of $1.5 million, is being held for sale and is not generating lease revenue.

(B) Payments for maintenance reserves

Receipts for maintenance reserves from lessees increased by $1.5 million in the first six months of 2017 compared to the same period in 2016, primarily as a result of additional assets purchased in the second half of 2016 and first half of 2017 for which the Company collected maintenance reserves in the 2017 period.

(C) Payments for finance lease interest

Receipts for interest on the Company's sales-type finance leases increased by $0.4 million in the first six months of 2017 compared to the same period in 2016 as a result of the sale of three aircraft pursuant to such leases in late 2016 and early 2017, and the acquisition and lease of three aircraft pursuant to direct financing leases in early 2017.

(D) Payments for maintenance

Payments for maintenance include amounts recorded as maintenance expense in the Company's statements of operations, as well as reimbursement to lessees from previously-collected maintenance reserves. Despite a decrease in the Company's maintenance expense from the 2016 to the 2017 period, payments for maintenance increased by $2.7 million in the six months ended June 30, 2017 period compared to the same period in 2016 primarily as a result of reimbursement to lessees from maintenance reserves.

(E) Payments for interest

Payments for interest increased by $0.9 million in the first six months of 2017 compared to the first six months of 2016 as a result of a higher average debt balance and higher rates during the 2017 period.

(F) Payments for management fees

Management fee payments, which are based on the net book value of assets, increased by $0.5 million in the first six months of 2017 compared to the same period in 2016, as a result of aircraft acquisitions during 2016 and the first half of 2017.

(ii) Investing activities

During the first six months of 2017 and 2016, the Company received net cash of $1.5 million and $5.1 million, respectively, from the sale of assets.  During the 2016 period, the Company also received $18.9 million of insurance proceeds related to the total loss of an aircraft during the period and for damage to an aircraft in 2015.

During the first six months of 2017, the Company used cash of $29.4 million for acquisitions of aircraft.   During the first half of 2016, the Company used cash of $1.0 million for deposits on aircraft that the Company acquired during the third quarter of 2016.

(iii) Financing activities

The Company borrowed an additional $26 million under the Credit Facility during the first six months of 2017 and none in the same period in 2016.  In the first six months of 2017 and 2016, the Company repaid $2.8 million and $31.6 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by operating cash flow and, in the 2016 period, insurance proceeds and the sale of assets.  During the first six months of 2017, the Company's special purpose entities repaid $2.0 million of SPE Financing principal.

Outlook

(a) General

The Company has identified three areas that could challenge the Company's growth and operating results:

•   Notwithstanding recent interest rate increases in the U.S., new acquisition and leasing market entrants have increased competition for the Company for assets in its market niche of worldwide regional aircraft.  Some of the Company's new competitors are funded by investment banks and private equity firms seeking higher yields on investment assets than are currently available from traditional income investment types.  The increased competition has resulted in higher acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, has put downward pressure on lease rates, resulting in lower margins and, therefore, fewer acceptable acquisition opportunities for the Company.

•   The Company could experience delays in remarketing its assets, as well as lower rental rates for assets that are remarketed.

•   Lessees located in low-growth or no-growth areas of the world carry heightened risk of an unanticipated lessee default.  A lessee's default and the unscheduled return of an asset to the Company for remarketing could result not only in reduced operating lease revenue but also in unanticipated, unrecoverable expenses arising from the lessee's default on its maintenance and return condition obligations.  The Company monitors the performance of all of its customers and has noted that some of the Company's customers continue to experience weak operating results and have not yet achieved financial stability.

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

In addition to six turboprop aircraft and three regional jet aircraft that are subject to finance leases, at July 31, 2017, the Company's aircraft and aircraft engines that were on lease or held for lease consisted of the following:

Type	Number owned	% of net book value
Turboprop aircraft	11	20%
Regional jet aircraft	15	79%
Engines	1	1%

For the month ended July 31, 2017, approximately 28%, 23%, 20% and 11% of the Company's operating lease revenue was derived from customers in Slovenia, the United States, Spain, and Mozambique, respectively.  Operating lease revenue does not include interest income from the Company's finance leases.  The table below sets forth geographic information about the Company's operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

Region	Number of lessees	% of operating lease revenue
Europe	3	50%
North America	3	31%
Africa	1	11%
Asia	1	4%
Australia	1	4%

For the month ended July 31, 2017, approximately 70% and 30% of the Company's finance lease revenue was derived from customers in Africa and Europe, respectively.

(c) Remarketing Efforts

The Company is seeking remarketing opportunities for five turboprop aircraft and one engine that are held for lease, as well as for two aircraft with leases that expire in the remainder of 2017 and that are expected to be returned to the Company.  However, the Company may also consider selling some or all of these assets.  The Company is analyzing the amount and timing of maintenance required to remarket the assets, the amount of which may differ significantly if the assets are sold rather than re-leased.

The Company also owns a turboprop aircraft that is held for sale, for which the Company is seeking sales opportunities.

(d) Credit Facility

The unused amount of the Credit Facility was $26.8 million as of the date of this filing. Based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates. The Company also believes that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and to fund anticipated acquisitions.  However, there can be no assurance that the Company's beliefs will prove to be correct or that the lenders under the Credit Facility will agree to expand the Credit Facility when requested by the Company.

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

The Company typically acquires used aircraft equipment.  The market for used aircraft equipment has been cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry.  The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, airline consolidations, the number of new aircraft on order, an excess supply of newly manufactured aircraft or used aircraft coming off lease, as well as introduction of new aircraft models and types that may be more technologically advanced, more fuel efficient and/or less costly to maintain and operate.  Values may also increase or decrease for certain aircraft types that become more or less desirable based on market conditions and changing airline capacity.  Because the Company's ability to borrow under its credit facility is subject to a covenant setting forth a minimum ratio of the outstanding debt under the facility to the appraised value of the collateral base of aircraft assets securing the credit facility, a significant drop in the appraised market value of the portfolio could require the Company to make a substantial prepayment of outstanding principal under the credit facility in order to avoid a default under the credit facility.

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

The Company has had customers that have experienced significant financial difficulties, become insolvent, or have been declared or have filed for bankruptcy.  An insolvency or bankruptcy of a customer usually results in a total loss of the receivables from that customer, as well as the Company incurring additional costs in order to repossess and, in some cases, repair the aircraft.  The Company closely monitors the performance of all of its lessees and its risk exposure to any lessee that may be facing financial difficulties, in order to guide decisions with respect to such lessee that would mitigate losses in the event the lessee is unable to meet or rejects its lease obligations.  There can be no assurance that additional customers will not become insolvent or file for bankruptcy or that the Company will be able to mitigate any of the resultant losses.

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

Competition.  The aircraft leasing industry is highly competitive.  The Company competes with aircraft manufacturers, distributors, airlines and aircraft operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have significantly greater financial resources.  Competition in the Company's market niche of regional aircraft, however, has increased significantly recently as a result of new entrants to the acquisition and leasing market and consolidation of certain competitors.  As competition increases, it has and will likely continue to create upward pressure on acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, create downward pressure on lease rates, resulting in lower margins for the Company and, therefore, fewer acceptable acquisition opportunities for the Company.

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

General Economic Conditions and Lowered Demand for Travel. While the United States economy has seen substantial improvement since its most recent global recession, not all global regions are experiencing growth, and some remain in recession. The Company does not anticipate any worsening of the financial condition of its overall customer base, but believes that there may be further shakeouts of weaker carriers in economically troubled regions.

A growing concern arises from the fact that much of the recent growth in demand for regional aircraft in developing countries has arisen from mining or other resource extraction operations by Chinese enterprises in these countries. A future, sustained major downturn in the Chinese domestic economy that reduces demand for imported raw materials could have a significant negative impact on the demand for business and regional aircraft in these developing countries, including in some of the markets in which the Company does, or seeks to do, business.

Furthermore, any further upheavals due to instability in Europe due to newly imposed U.S. sanctions against Russia, and the Russian and European reaction to such sanctions could have a negative impact on intra-European carriers with which the Company does business.  Also, Brexit and any further departures from the European Union ("EU") could threaten "open-sky" policies under which EU based carriers operate freely within the EU.  Losing open-sky flight rights could have a significant negative impact on the health of the Company's European lessees and, as a result, the financial performance and condition of the Company.

If international conflicts erupt into military hostilities, heightened visa requirements make international travel more difficult, or terrorist attacks involving aircraft or airports occur, or a major flu outbreak occurs, passengers may avoid air travel altogether, and global air travel worldwide could be significantly affected. This would have an adverse impact on many of the Company's customers.

Airline reductions in capacity in response to lower passenger loads can result in reduced demand for aircraft and aircraft engines and a corresponding decrease in market lease rental rates and aircraft values.  This reduced market value could affect the Company's results if the market value of an asset or assets in the Company's portfolio falls below carrying value, and the Company determines that a write-down of the value on its balance sheet is appropriate. Furthermore, if older, expiring leases are replaced with leases at decreased lease rates, the lease revenue from the Company's existing portfolio is likely to decline, with the magnitude of the decline dependent on the length of the downturn and the depth of the decline in market rents.

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

Concentration of Lessees and Aircraft Type. For the month ended July 31, 2017, the Company's four largest customers accounted for a total of approximately 82% of the Company's monthly lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company's financial results and borrowing base under the Credit Facility, and, therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company's revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any non-compliance that is not cured in the time permitted under the Credit Facility, the Company would need to seek waivers or amendment of the applicable covenants if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Engine Leasing Risk.  Because the Company believes that engine leasing, absent a long-term triple net lease, is inherently riskier than aircraft leasing, the Company does not focus on this segment. The Company, however, currently has one engine in its portfolio, comprising 2% of the Company's total net book value of aircraft and aircraft engines held for lease, and may enter into leases for such engine from time to time until such engine is sold or disposed. Under industry standard short-term engine leases, the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer's warranty or is not otherwise caused by circumstances that the lessee is required to cover, the Company's investment in the engine could be a significant loss or the Company might incur a significant maintenance expense.

Reliance on JMC.  All management of the Company is performed by JMC under a Management Agreement between the Company and JMC that expires in August of 2025 and provides for an asset-based management fee.  JMC is not a fiduciary of the Company or its stockholders. The Company's board of directors (the "Board") has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company's relationship with JMC and the performance of JMC's obligations to the Company under the Management Agreement, as it would have for any third-party service provider to the Company.  While JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, all of the officers of JMC are also officers of the Company, and, in that capacity, owe fiduciary duties to the Company and its stockholders.  In addition, an officer of the Company holds significant ownership positions in the Company and JHC, the parent company of JMC, and JHC is the Company's largest shareholder.  Therefore, the economic interests of the Company should be aligned with the interests of JHC and JMC, and JMC should have substantial incentive to make financial decisions as the management company for the Company that are in the best interests of the Company.

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

Casualties, Insurance Coverage.  The Company, as an owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets.  As a triple-net lessor, the Company is generally protected against such claims, since the lessee would be responsible for, insure against and indemnify the Company for such claims.  A "triple net lease" is a lease under which, in addition to monthly rental payments, the lessee is generally responsible for the taxes, insurance and maintenance and repair of the aircraft arising from the use and operation of the aircraft during the term of the lease.  Although the United States Aviation Act may provide some protection with respect to the Company's aircraft assets, it is unclear to what extent such statutory protection would be available to the Company with respect to its assets that are operated in foreign countries where such provisions of the United States Aviation Act may not apply.

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

Cyber-Security Risks. The Company believes that its main vulnerability to a cyber-attack would be interruption of the Company's email communications internally and with third parties, loss of customer and lease archives, and loss of document sharing between the Company's offices and remote workers.  Such an attack could temporarily impede the efficiency of the Company's operations; however, the Company believes that sufficient replacement and backup mechanisms exist in the event of such an interruption such that there would not be a material adverse financial impact on the Company's business.  A cyber-hacker could also gain access to and release proprietary information of the Company, its customers, suppliers and employees stored on the Company's data network. Such a breach could harm the Company's reputation and result in competitive disadvantages, litigation, lost revenues, additional costs, or liability to third parties.  While the Company believes that it has sufficient cyber-security measures in place commensurate with the risks to the Company of a successful cyber-attack or breach of its data security, its resources and technical sophistication may not be adequate to prevent all types of cyber-attacks.

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

The Company's management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's Disclosure Controls and concluded that the Company's Disclosure Controls were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting.  No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
10.34	Purchase Agreement (N110HQ) between MetLife Capital, Limited Partnership and the Company, dated June 23, 2017
10.35	Purchase Agreement (N111HQ) between MetLife Capital, Limited Partnership and the Company, dated June 23, 2017
10.36	Purchase Agreement (N109HQ) between MetLife Capital, Limited Partnership and the Company, dated July 26, 2017
31.1	Certification of Michael G. Magnusson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Michael G. Magnusson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROCENTURY CORP.
Date: August 11, 2017	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer