Form 10-Q
period 2017-09-30
AEROCENTURY CORP
filed 2017-11-09
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the Registrant's Common Stock outstanding as of November 9, 2017 was 1,416,699.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include these statements:  (i) in Item 1, "Notes to Financial Statements," that the Company has determined that adoption of Topic 606 will not have a material effect on its consolidated financial statements; that the Company does not expect to adopt ASU 2016-02 early, and expects to elect practical expedients in connection with its adoption, including not re-evaluating lease classification or capitalized initial direct costs on existing leases; that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations; that the Company expects to account for the acquisition of JHC using the acquisition method of accounting; and that the Company will be required, for accounting purposes, to record, at the time of acquisition, a substantial portion of the Merger consideration paid for JHC as a settlement loss;  (ii) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources," that the proposed acquisition of JHC by the Company may result in one-time expenses that will have a negative impact on the Company's credit facility covenants; and that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility due to borrowing base limitations; (iii) in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations – Outlook," that the acquisition of JHC is anticipated to be consummated in the first quarter of 2018; that the combination of the management function performed by JMC and the portfolio held by the Company will be accretive to the Company and will create shareholder value for the shareholders of the combined post-Merger company; that the elimination of the outside management company structure removes a key impediment to capital raising by the Company; that the Company will incur certain non-recurring merger expenses in the periods leading up to the Merger with JHC, and immediately following, as well as having to record, for accounting purposes, a settlement loss at the time of consummation of the Merger; that the Company anticipates the trend toward downward pressure on lease rates, resulting in lower margins, and fewer acquisition opportunities for the Company will continue for the short- to medium-term, until yields on alternative investments return to a more normal historical range; and that the Company may experience delays in re-leasing or selling its off-lease aircraft; (iv) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results," that the Company believes it will continue to be in compliance with all of the covenants under its debt agreements; that the Company intends to acquire JHC; that the Company will be required to record a substantial portion of the consideration paid for JHC  as a settlement loss if the Merger is consummated; that the Company will likely need to obtain waivers or modifications of certain covenants from its Credit Facility lenders for post-Merger periods in order to avoid a default under certain Credit Facility agreement financial covenants; that the Company typically acquires used aircraft; that as competition increases, the competition will likely continue to create upward pressure on acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, create downward pressure on lease rates, resulting in lower margins for the Company and, therefore, fewer acceptable acquisition opportunities for the Company; that the Company will have sufficient cash funds to make any required principal repayment that arises due to any borrowing limitations; that the Company does not anticipate any worsening of the financial condition of its overall customer base, but believes that there may be further shakeouts of weaker carriers in economically troubled regions; that most of the Company's expected growth will be outside of North America; that the Company intends to continue to focus solely on regional aircraft; that the overall industry experience of JMC's personnel and its technical resources should permit the Company to effectively manage new aircraft types; that effective mitigating factors exist against undue compensation-incented risk-taking by JMC; that the burden and cost of complying with environmental regulatory requirements will fall primarily upon lessees of equipment or the Company as owner of the equipment; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company's main vulnerability would be interruption to email communication, internally and with third parties, loss of customer and lease archives, and loss of document sharing between the Company's offices and remote workers; that sufficient replacement mechanisms exist such that there would not be a material adverse financial impact on the Company's business; and that while the Company believes that it has sufficient cyber-security measures and backup mechanisms in place commensurate with the risks to the Company of a successful cyber-attack or breach of its data security, its resources and technical sophistication may not be adequate to prevent all types of cyber-attacks.

These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including the lack of any unexpected lessee defaults or insolvency; the continued availability of financing for acquisitions under the Credit Facility; the Company's success in finding appropriate assets to acquire with such financing; a deterioration of the market or appraised values of aircraft assets owned by the Company; an unanticipated surge in interest rates; compliance by the Company's lessees with obligations under their respective leases; no sudden current economic downturn or unanticipated future financial crises; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; large unanticipated maintenance expenses; the failure of the JHC acquisition to be consummated as a result of the failure of conditions precedent or otherwise; the Company's inability to perform the management services previously performed by JMC at a cost less than the fees that would otherwise be payable pursuant to the management agreement; the Company's inability to raise capital on attractive terms, or at all, and limited trading volume in the Company's stock; and future trends and results that cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.  Financial Statements.

AeroCentury Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2017	2016
Assets:
Cash and cash equivalents	$6,529,200	$2,194,400
Accounts receivable, including deferred rent of $2,600 and $604,800 at September 30, 2017 and December 31, 2016, respectively	4,004,200	4,046,100
Finance leases receivable	24,470,600	17,468,300
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $38,790,800 and $32,639,600 at September 30, 2017 and December 31, 2016, respectively	204,967,100	192,799,800
Assets held for sale	7,412,400	1,998,100
Prepaid expenses and other	371,900	229,400
Total assets	$247,755,400	$218,736,100
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,402,100	$1,218,100
Notes payable and accrued interest, net of unamortized debt issuance costs of $1,826,000 and $1,999,900 at September 30, 2017 and December 31, 2016, respectively	154,201,500	125,837,900
Maintenance reserves	29,451,000	29,424,100
Accrued maintenance costs	332,500	965,000
Security deposits	3,818,300	3,933,200
Unearned revenues	3,353,900	1,903,900
Deferred income taxes	13,489,400	12,830,500
Income taxes payable	357,500	123,200
Total liabilities	206,406,200	176,235,900
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,629,999 shares issued, 1,416,699 and 1,566,699 shares outstanding at September 30, 2017 and December 31, 2016, respectively	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	29,604,300	28,222,600
	44,386,000	43,004,300
Treasury stock at cost, 213,300 and 63,300 shares at September 30, 2017 and December 31, 2016, respectively	(3,036,800)	(504,100)
Total stockholders' equity	41,349,200	42,500,200
Total liabilities and stockholders' equity	$247,755,400	$218,736,100

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
Revenues and other income:
Operating lease revenue	$21,995,600	$17,054,100	$7,568,500	$6,074,600
Finance lease revenue	1,173,400	571,900	415,700	199,800
Maintenance reserves revenue	1,035,800	-	349,800	-
Net gain on sales-type finance leases	297,400	1,213,600	-	1,166,100
Net (loss)/gain on disposal of assets	(130,400)	2,149,200	3,500	2,800
Other income	2,300	2,200	1,700	500
	24,374,100	20,991,000	8,339,200	7,443,800
Expenses:
Depreciation	9,037,700	6,283,100	3,158,600	2,332,600
Interest	5,496,400	3,766,400	2,143,400	1,338,500
Management fees	4,588,700	3,685,600	1,583,700	1,249,100
Professional fees, general and administrative and other	1,621,800	1,563,800	521,500	385,900
Maintenance	830,600	2,571,600	169,200	750,700
Provision for impairment in value of aircraft	523,100	321,200	68,800	-
Bad debt expense	-	835,800	-	572,900
	22,098,300	19,027,500	7,645,200	6,629,700
Income before income tax provision	2,275,800	1,963,500	694,000	814,100
Income tax provision	894,100	701,500	309,500	284,400
Net income	$1,381,700	$1,262,000	$384,500	$529,700
Earnings per share:
Basic	$0.95	$0.81	$0.27	$0.34
Diluted	$0.95	$0.81	$0.27	$0.34
Weighted average shares used in earnings per share computations:
Basic	1,460,655	1,566,699	1,416,699	1,566,699
Diluted	1,460,655	1,566,699	1,416,699	1,566,699

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$13,363,000	$10,816,200
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	2,980,000	3,332,600
Proceeds from sale of assets held for sale, net of re-sale fees	160,100	2,675,200
Proceeds from insurance	-	18,886,700
Investment in direct financing leases	(7,614,200)	-
Purchases of aircraft	(32,063,100)	(53,109,100)
Net cash used in investing activities	(36,537,200)	(28,214,600)
Financing activities:
Issuance of notes payable – Credit Facility	35,900,000	31,300,000
Repayment of notes payable – Credit Facility	(4,800,000)	(31,600,000)
Debt issuance costs	(525,000)	(65,000)
Issuance of notes payable – special purpose financing	-	19,609,900
Repayment of notes payable – special purpose financing	(3,066,000)	(986,400)
Net cash provided by financing activities	27,509,000	18,258,500
Net increase in cash and cash equivalents	4,334,800	860,100
Cash and cash equivalents, beginning of period	2,194,400	2,721,000
Cash and cash equivalents, end of period	$6,529,200	$3,581,100

During the nine months ended September 30, 2017 and 2016, the Company paid interest totaling $4,697,000 and $3,211,100, respectively.  The Company paid income taxes of $800 during each of the nine-month periods ended September 30, 2017 and 2016.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, typically acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

In August 2016, AeroCentury Corp. formed two wholly-owned subsidiaries, ACY 19002 Limited ("ACY 19002") and ACY 19003 Limited ("ACY 19003") for the purpose of acquiring aircraft using a combination of cash and financing ("SPE Financing") separate from the parent's credit facility.  Financial information for AeroCentury Corp., ACY 19002 and ACY 19003 (collectively, the "Company") is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 and future periods.  All intercompany balances and transactions have been eliminated in consolidation.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The carrying amount of the Company's money market funds included in cash and cash equivalents was $5,150,400 and $1,348,100 at September 30, 2017 and December 31, 2016, respectively.  The fair value of the Company's money market funds is categorized as Level 1 under the GAAP fair value hierarchy.

As of September 30, 2017 and December 31, 2016, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

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

(a)  Assets held for lease

The Company recorded an impairment charge of $68,800 on one of its assets held for lease in the quarter ended September 30, 2017, based on expected sales proceeds.  The aircraft was sold in October 2017. The Company also recorded an impairment charge of $454,300 on one of its assets in the quarter ended June 30, 2017, based on its appraised value.  The Company recorded no impairment charges on its aircraft held for lease in the quarter or nine months ended September 30, 2016.

(b) Assets held for sale

The Company recorded no impairment charges on its aircraft held for sale during the quarter or nine-month period ended September 30, 2017.  During the quarter and nine-month period ended September 30, 2016, the Company recorded impairment charges of $0 and $321,200, respectively, on assets that were sold in 2016.

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

Borrowings under the Company's Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes that the effective interest rate under the Credit Facility approximates current market rates for such indebtedness at the balance sheet date, and therefore that the outstanding principal and accrued interest of $141,446,500 and $110,183,600 at September 30, 2017 and December 31, 2016, respectively, approximate their fair values on such dates.  The fair value of the Company's outstanding balance of its Credit Facility would be categorized as Level 3 under the GAAP fair value hierarchy.

The amounts payable under the Company's SPE Financing are payable through the fourth quarter of 2020 and bear a fixed rate of interest, as described in Note 4(b) to the condensed consolidated financial statements.  The Company believes that the effective interest rate under the SPE Financing approximates current market rates for such indebtedness at the balance sheet date, and therefore that the outstanding principal and accrued interest of $14,581,000 and $17,654,200 approximate their fair values at September 30, 2017 and December 31, 2016, respectively.  Such fair value would be categorized as Level 3 under the GAAP fair value hierarchy.

(d) Finance Leases

As of September 30, 2017, the Company had six aircraft subject to sales-type finance leases and three aircraft subject to direct financing leases.  All nine leases contain lessee bargain purchase options at prices substantially below the subject assets' estimated residual values at the exercise date for the options.  Consequently, the Company has classified each of these nine leases as finance leases for financial accounting purposes.  For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease.  For each of the six sales-type finance leases, the Company recognized as a gain or loss the amount equal to (i) the net investment in the sales-type finance lease plus any initial direct costs and lease incentives less (ii) the net book value of the subject aircraft at inception of the applicable lease.

The Company recognized revenue from interest earned on finance leases in the amount of $415,700 and $199,800 in the quarters ended September 30, 2017 and 2016, respectively and $1,173,400 and $571,900 in the nine month periods ended September 30, 2017 and 2016, respectively.

(e) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 that created the new Topic 606 ("Topic 606") in the Accounting Standards Codification ("ASC").  Topic 606 also included numerous conforming additions and amendments to other Topics within the ASC.  Topic 606 established new rules that affect the amount and timing of revenue recognition for contracts with customers, but does not affect lease accounting and reporting.  As such, adoption of these provisions will not affect the Company's lease revenues but may affect the reporting of the Company's non-lease revenues.  On August 12, 2015, the FASB deferred the effective date of the provisions included in Topic 606 to years commencing after December 15, 2017.  Topic 606 can be adopted early for years commencing after December 15, 2016, and may be reflected using either a full retrospective method or a simplified method that does not recast prior periods but does disclose the effect of the adoption on the current period consolidated financial statements.  The Company has determined that adoption of Topic 606 will not have a material effect on its consolidated financial statements.

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

The Company is not a lessee under any agreements that would be considered leases under ASU 2016-02, and so would be unaffected with respect to its adoption with respect to lessee accounting.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles -- Goodwill and Other (Topic 350) ("ASU 2017-04"), which provides for simplification of the test for goodwill impairment.  Under the revised standard, "step 2" of the test under the previous standard is eliminated and (i) the fair value of the reporting unit is compared to its carrying value, with (ii) an impairment charge up to the amount of goodwill recognized for the excess of carrying value over fair value (considering the income tax effects of deductible goodwill, if applicable).  The new provisions are required to be adopted for fiscal years beginning after December 15, 2019, although the Company has elected to early adopt the new provisions beginning with its quarter ended March 31, 2017.  Adoption of ASU 2017-04 has had no effect on the financial results or position of the Company.

2. Finance Leases Receivable

At September 30, 2017 and December 31, 2016, the net investment included in sales-type finance leases and direct financing leases receivable were as follows:

	September 30, 2017	December 31, 2016
Gross minimum lease payments receivable	$28,382,000	$20,829,200
Less unearned interest	(3,911,400)	(3,360,900)
Finance leases receivable	$24,470,600	$17,468,300

As of September 30, 2017, minimum future payments receivable under finance leases were as follows:

Years ending

Remainder of 2017	$1,758,200
2018	5,811,600
2019	7,087,600
2020	5,036,600
2021	5,381,000
Thereafter	3,307,000
$28,382,000

3. Aircraft and Aircraft Engines Held for Lease or Sale

(a) Assets Held for Lease

At September 30, 2017 and December 31, 2016, the Company's aircraft and aircraft engines held for lease consisted of the following.

	September 30, 2017		December 31, 2016
Type	Number owned	% of net book value	Number owned	% of net book value
Regional jet aircraft	15	81%	12	73%
Turboprop aircraft	10	17%	12	23%
Engines	2	2%	4	4%

Detailed information regarding the Company's aircraft and aircraft engines held for lease is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations – Fleet Summary.

During the third quarter of 2017, the Company used $10,557,400 for the acquisition of a regional jet aircraft on lease to a customer in the United States and acquisition costs related to aircraft acquired earlier in the year.

During the third quarter of 2016, the Company used cash of $52,138,000 for acquisition of four aircraft and related costs. At the time of purchase, the Company received $17,179,300 of maintenance reserves related to two of the aircraft; such reserves are reflected as a deduction in the amount of cash used for purchases and related acquisition costs in the investing activities section of the Company's statement of cash flows for the nine months ended September 30, 2016.

Eight of the Company's assets held for lease, comprised of six turboprop aircraft and two engines, were off lease at September 30, 2017, representing 8% of the net book value of the Company's aircraft and engines held for lease.  As discussed in Note 9, a turboprop aircraft was returned to the Company in October 2017.

During the third quarter of 2017, the Company signed a letter of intent to sell one of its turboprop aircraft that was off lease at September 30, 2017.  The Company recorded an impairment provision of $68,800, based on the expected sales proceeds.  The aircraft was sold in October 2017.

As of September 30, 2017, minimum future lease revenue payments receivable under non-cancelable operating leases were as follows:

Years ending

Remainder of 2017	$6,955,100
2018	25,882,900
2019	25,455,200
2020	23,003,000
2021	15,901,600
Thereafter	43,391,400
$140,589,200

(b) Assets Held for Sale

Assets held for sale at September 30, 2017 consist of a turboprop aircraft and turboprop airframe parts from three aircraft.

During the three months ended September 30, 2017 and 2016, the Company received $47,500 and $41,400, respectively, from the sale of parts.  Of such amounts, $44,000 and $38,600, respectively, reduced the carrying value of the parts.  In the same periods, the Company received amounts in excess of the carrying value for parts from two of the airframes, and recorded gains totaling $3,500 and $2,800, respectively.

4. Notes Payable and Accrued Interest

At September 30, 2017 and December 31, 2016, the Company's notes payable and accrued interest consisted of the following:

	September 30, 2017	December 31, 2016
Credit Facility:
Principal	$141,200,000	$110,100,000
Unamortized debt issuance costs	(1,826,000)	(1,999,900)
Accrued interest	246,500	83,600
SPE Financing:
Principal	14,557,600	17,623,600
Accrued interest	23,400	30,600
	$154,201,500	$125,837,900

(a) Credit Facility

The Company's Credit Facility is provided by a syndicate of banks and is secured by all of the assets of the Company, including its aircraft and engine portfolio. In July 2017, the Credit Facility was amended to increase the total amount available for borrowing from $150 million to $170 million.  Covenants regarding a debt to equity ratio and customer concentration were also modified.

The Credit Facility, which expires on May 31, 2019, can be expanded to a maximum of $180 million.  The Company was in compliance with all covenants under the Credit Facility at September 30, 2017 and December 31, 2016.

The unused amount of the Credit Facility was $28,800,000 and $39,900,000 as of September 30, 2017 and December 31, 2016, respectively.   The weighted average interest rate on the Credit Facility was 4.65% and 4.15% at September 30, 2017 and December 31, 2016, respectively.

(b) SPE Financing

In August 2016, the Company acquired two regional jet aircraft using cash and financing separate from its Credit Facility.  The separate SPE Financing resulted in note obligations totaling $19,609,900, which are being paid from a portion of the rent payments on the related aircraft leases through October 3, 2020 and November 7, 2020, respectively, and which bear interest at the rate of 4.455%.  The borrower under each note obligation is the special purpose entity that owns each aircraft.  The notes are collateralized by the aircraft and are recourse only to the special purpose entity borrower and its aircraft asset, subject to standard exceptions for this type of financing.  Payments due under the notes consist of quarterly principal and interest.  The combined balance of the notes payable and accrued interest on these notes at September 30, 2017 and December 31, 2016 was $14,581,000 and $17,654,200, respectively.

5. Acquisition Costs

During the quarter and nine months ended September 30, 2017, the Company accrued $161,800 and $287,700 respectively, of expenses related to the proposed acquisition of JHC, as discussed in Note 9.  Such expenses are included in professional fees, general and administrative and other in the Company's condensed consolidated statements of operations.

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

7. Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
Net income	$1,381,700	$1,262,000	$384,500	$529,700
Weighted average shares outstanding for the period	1,460,655	1,566,699	1,416,699	1,566,699
Basic earnings per share	$0.95	$0.81	$0.27	$0.34
Diluted earnings per share	$0.95	$0.81	$0.27	$0.34

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period, of which the Company had none during the three months and nine months ended September 30, 2017 and 2016.

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

Fees incurred during the three months and nine months ended September 30, 2017 and 2016 were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
Management fees	$4,588,700	$3,685,600	$1,583,700	$1,249,100
Acquisition fees	850,500	1,124,200	208,600	1,124,200
Remarketing fees	51,100	284,500	-	225,700

See the discussion in Note 9 regarding the Agreement and Plan of Merger for the acquisition of JHC by the Company.

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

9. Subsequent Events

In October 2017, the Company sold a turboprop aircraft that was written down to its sales value at September 30, 2017.

In October 2017, the Company and JHC entered into an Agreement and Plan of Merger (the "Merger") for the acquisition of JHC by the Company in a reverse triangular merger, for consideration of $3.5 million in cash and 129,286 shares of common stock of the Company.   Prior to the consummation of the acquisition, the Company will submit an application to the State of California Division of Business Oversight (the "Division") for the issuance of a permit ("Permit") to exchange securities with the JHC shareholders in the Merger, to be issued after a fairness hearing with the Division regarding the fairness of the acquisition to the JHC shareholders.  The closing is conditioned upon the fulfillment of several conditions, including the issuance of the Permit by the Division and obtaining certain votes in favor of the Merger by certain specified constituencies of JHC shareholders.  The Company expects to account for the acquisition using the acquisition method of accounting, whereby the purchase price will be allocated to the assets acquired and liabilities assumed based on their respective fair values as of the acquisition date.  The Company expects that it will be required, for accounting purposes, to record, at the time of acquisition, a substantial portion of the Merger consideration paid for JHC as a settlement loss arising from the deemed extinguishment of obligation to pay fees to JMC under the management agreement (since any fees paid to JMC post-Merger under the management agreement will be treated as intercompany transfers).  The amount of the loss cannot be ascertained exactly until the Merger closes, as it depends on several variables, including final adjustments to the agreed purchase price and the quoted market price of AeroCentury Common Stock on the Merger closing date.

In October 2017, a turboprop aircraft was returned to the Company at lease expiration.  The difference between the maintenance reserves and security deposit held at the time of the return and the amount of rent receivable was recorded as a gain of approximately $1,301,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2016 and the unaudited financial statements and related notes that appear elsewhere in this report.

Overview

AeroCentury provides leasing and finance services to regional airlines worldwide. The Company is principally engaged in providing leasing services of mid-life regional aircraft to carriers, including operating leases and finance leases.  In addition to leasing activities, the Company sells aircraft from its operating lease portfolio to third parties, including other leasing companies, financial services companies, and airlines. Its operating performance is driven by the growth of its aircraft portfolio, the terms of its leases, the interest rate of its debt, as well as asset sales.

During the first nine months of 2017, the Company purchased three aircraft subject to operating leases.  During the same period, the Company sold two engines for cash, exchanged one of its spare engines for 150,000 shares of the Company's common stock held by a stockholder, and reclassified an airframe and one of its engines at lease termination during the third quarter to held for sale for parts.  The second engine from the returned aircraft remains held for lease.  The Company ended the period with a total of twenty-five aircraft and two engines held for lease, with a net book value of approximately $205 million.  This represents a 6% increase compared to the net book value at December 31, 2016.  The Company also owns nine aircraft subject to finance leases, three of which were acquired in 2017, and one aircraft that is held for sale.

The Company has a globally diversified customer base of eleven airlines in ten countries. Average portfolio utilization was approximately 94% during the first nine months of 2017 compared with approximately 93% during the first nine months of 2016.

Of the six aircraft acquired during the first nine months of 2017, one of the aircraft, which is subject to an operating lease, was acquired during the third quarter.  The Company acquired four aircraft, subject to operating leases, during the third quarter of 2016.

In July 2017, the Company expanded its revolving credit facility to $170 million.  The unused amount of the Credit Facility was $28,800,000 as of September 30, 2017. The weighted average interest rate on the Credit Facility was 4.65% at September 30, 2017.

Total revenues and other income for the quarter ended September 30, 2017 increased by $0.9 million compared to the third quarter of 2016, primarily as a result of increased operating lease, finance lease and maintenance reserves revenues, the effects of which were significantly offset by decreased gains from asset dispositions.

Net income for the quarter ended September 30, 2017 was $0.4 million, compared to net income of $0.5 million in the same period of 2016, resulting in basic and diluted earnings per share of $0.27 and $0.34 respectively.  Pre-tax profit margin for the quarter ended September 30, 2017 was 8% compared to 11% for the third quarter of 2016.  The third quarter of 2017 included $161,800 incurred in connection with the proposed acquisition of JHC by the Company.

Fleet Summary

Portfolio metrics of the Company's aircraft held for lease as of September 30, 2017 and December 31, 2016 were as follows.

	September 30, 2017	December 31, 2016
Number of aircraft held for lease	25	24
Weighted average fleet age	11.3 years	11.3 years
Weighted average remaining lease term	60 months	59 months
Aggregate fleet net book value	$204,967,100	$192,799,800

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
Average portfolio utilization	94%	93%	93%	93%

The following table sets forth the net book value and percentage of the net book value, by type, of the Company's assets that were held for lease at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft:
Bombardier Dash-8-400	2	7%	3	11%
Bombardier Dash-8-300	3	6%	3	6%
Saab 340B Plus	5	4%	5	5%
Fokker 50	-	-	1	1%

Regional jet aircraft:
Canadair 900	4	30%	4	33%
Embraer 175	3	15%	-	-
Canadair 1000	2	14%	2	16%
Canadair 700	3	12%	3	14%
Canadair 705	1	7%	1	8%
Fokker 100	2	2%	2	2%

Engines:
General Electric CF34-8E5A1	1	2%	2	3%
Pratt & Whitney 150A	1	1%	-	-
General Electric CT7-9B	-	-	2	1%

At September 30, 2017 and December 31, 2016, the Company also had nine aircraft and five aircraft, respectively, subject to finance leases.

The following table sets forth the net book value and percentage of the net book value of the Company's assets that were held for lease at September 30, 2017 and December 31, 2016 in the indicated regions:

	September 30, 2017		December 31, 2016
Region	Net book value	% of net book value	Net book value	% of net book value
Europe	$93,625,700	46%	$105,088,300	55%
North America	71,832,200	35%	42,824,300	22%
Africa	13,519,300	7%	21,724,400	11%
Asia	6,177,500	3%	6,463,700	3%
Australia	3,007,700	1%	3,585,900	2%
Off lease	16,804,700	8%	13,113,200	7%
	$204,967,100	100%	$192,799,800	100%

For the quarter ended September 30, 2017, approximately 27%, 25%, 19% and 11% of the Company's operating lease revenue was derived from customers in Slovenia, the United States, Spain and Mozambique, respectively.  Operating lease revenue does not include interest income from the Company's finance leases.  The following table sets forth geographic information about the Company's operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

Region	Number of lessees	% of operating lease revenue
Europe	3	48%
North America	4	33%
Africa	1	11%
Asia	1	4%
Australia	1	4%

For the quarter ended September 30, 2017, approximately 70% and 30% of the Company's finance lease revenue was derived from customers in Africa and Europe, respectively.

Results of Operations

(a)  Quarter ended September 30, 2017 compared to the quarter ended September 30, 2016

Total revenues and other income for the September 2017 quarter increased by 12% to $8.3 million from $7.4 million in the 2016 period.

Operating lease revenue increased 25% to $7.6 million in the third quarter of 2017 from $6.1 million in the third quarter of 2016, primarily due to revenue from assets that were purchased during the third quarter of 2016 and first nine months of 2017, the effect of which was partially offset by the loss of revenue from assets that were on lease during the 2016 quarter, but off lease in 2017.

Average portfolio utilization was approximately 93% during the third quarters of 2017 and 2016.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time.  During the third quarter of 2017, the Company recorded maintenance reserves revenue of $0.3 million related to retained maintenance reserves at the time of lease termination for two aircraft. The Company did not record any maintenance reserves revenue in the third quarter of 2016.

Finance lease revenue increased 108% to $0.4 million in the third quarter of 2017 from $0.2 million in the third quarter of 2016, as a result of the sale of three aircraft pursuant to sales-type finance leases in late 2016 and early 2017, and the acquisition and lease of three aircraft pursuant to direct financing leases in early 2017.

The Company did not sell any assets during the third quarter of 2017.  During the third quarter of 2016, the Company recorded gains of $1.2 million on the sale of two aircraft pursuant to sales-type finance leases.

During the third quarters of 2017 and 2016, the Company acquired one aircraft and four aircraft, respectively, all of which are subject to operating leases.

As a result of asset acquisitions and sales during 2016 and 2017, as well as changes in estimated residual values from year-to-year, depreciation increased by 35% in the third quarter of 2017 as compared to the third quarter of 2016.

The average net book value of assets held for lease during the third quarters of 2017 and 2016 was approximately $207.9 million and $165.0 million, respectively.  Management fees, which are based on the net book value of the Company's aircraft and engines as well as finance lease receivable balances, were 27% higher for the third quarter of 2017 as compared to the same period of 2016.

The Company's interest expense increased by 60% to $2.1 million in the third quarter of 2017 from $1.3 million in the same period of 2016, as a result of both a higher average debt balance and a higher average interest rate on the Company's Credit Facility, reflecting increases in LIBOR rates, in the 2017 period.

The Company's professional fees, general and administrative and other expenses increased by 35% to $0.5 million in the third quarter of 2017 from $0.4 million in the same period of 2016, primarily as a result of an increase in expenses related to the acquisition of JHC by the Company.

The Company's maintenance expense decreased by 81% to $0.2 million in the third quarter of 2017 from $0.8 million in the same period of 2016, as a result of a decrease in maintenance performed by the Company on off-lease aircraft to prepare them for sale or re-lease.

During the third quarter of 2017, the Company recorded an impairment provision of $0.1 million for one of its turboprop aircraft held for lease, based on its expected sales value.   The aircraft was sold in October 2017.  The Company recorded no such impairments during the third quarter of 2016.

The Company did not incur bad debt expense in the third quarter of 2017. During the third quarter of 2016, the Company recorded bad debt expense of $0.6 million related to an aircraft that was returned prior to lease end, for which the Company did not receive the operating lease revenue accrued in prior periods.

Professional fees, general and administrative and other expenses in the third quarter of 2017 included $161,800 incurred in connection with the proposed acquisition of JHC by the Company.

The Company recorded net income of $0.4 million for the quarter ended September 30, 2017, compared to net income of $0.5 million in the same period of 2016.

(b)  Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Total revenues and other income for the first nine months of 2017 increased 16% to $24.4 million from $21.0 million in the 2016 period.

Operating lease revenue increased 29% to $22.0 million in the nine months ended September 30, 2017 from $17.1 million in the same period of 2016, primarily due to revenue from assets that were purchased during the third quarter of 2016 and the first nine months of 2017, the effect of which was partially offset by: (i) the loss of revenue from assets that were on lease during the 2016 period, but off lease in 2017 and (ii) the loss of revenue from an aircraft that was involved in an accident in April 2016 and was declared a total loss.

Average portfolio utilization increased to approximately 94% during the first nine months of 2017 from approximately 93% during the first nine months of 2016.

During the first nine months of 2017, the Company recorded maintenance reserves revenue of $0.4 million related to an economic adjustment due from the lessee when an aircraft was returned at lease expiration and $0.6 million of retained reserves when four aircraft were returned at or prior to lease expiration.  The Company did not record any maintenance reserves revenue in the first nine months of 2016.

Finance lease revenue increased 105% to $1.2 million in the nine months ended September 30, 2017 from $0.6 million in the same period of 2016, as a result of the sale of three aircraft pursuant to sales-type finance leases in late 2016 and early 2017, and the acquisition and lease of three aircraft pursuant to direct financing leases in early 2017.

During the nine months ended September 30, 2017, the Company recorded a gain of $297,400 on the sale of an aircraft pursuant to a sales-type finance lease.  During the nine months ended September 30, 2016 the Company recorded gains totaling $1.2 million on the sale of three aircraft pursuant to sales-type finance leases.

During the nine months ended September 30, 2017, the Company sold two of its spare engines and recorded a loss of $0.2 million, and recorded gains totaling $43,000 related to the sale of parts from two assets that are held for sale. Additionally, the Company exchanged one of its spare engines for 150,000 shares of the Company's common stock held by a stockholder.  The Company recorded no gain or loss related to the exchange.

During the nine months ended September 30, 2016, the Company recorded a $2.1 million gain on insurance proceeds related to an aircraft that was involved in an accident in April 2016 and was declared a total loss.

During the first nine months of 2017, the Company acquired three aircraft that are subject to operating leases, as well as three aircraft that the Company leased pursuant to direct financing leases to the seller of such aircraft.  During the first nine months of 2016, the Company acquired four aircraft that are subject to operating leases.

As a result of asset acquisitions and sales during 2016 and 2017, as well as changes in estimated residual values from year-to-year, depreciation increased by 44% in the first nine months of 2017, as compared to the first nine months of 2016.

The average net book value of assets held for lease during the nine months ended September 30, 2017 and 2016 was approximately $195.8 million and $153.0 million, respectively.  Management fees, which are based on the net book value of the Company's aircraft and engines as well as finance lease receivable balances, were 25% higher for the first nine months of 2017 as compared to the same period of 2016.

The Company's interest expense increased by 46% to $5.5 million in the first nine months of 2017 from $3.8 million in the same period of 2016, as a result of both a higher average debt balance and a higher average interest rate on the Company's Credit Facility in the 2017 period.

The Company's maintenance expense decreased by 68% to $0.8 million in the first nine months of 2017 from $2.6 million in the same period of 2016, as a result of a decrease in maintenance performed by the Company on off-lease aircraft to prepare them for sale or re-lease.

During the first nine months of 2017, the Company recorded impairment provisions of $0.4 million for one of its aircraft held for lease, based on its appraised value, and $0.1 million on another aircraft, which was sold in October 2017, based on the net sales value agreed with the buyer during the third quarter.  The aircraft was sold in October 2017.  During the first nine months of 2016, the Company recorded an impairment provision of $0.2 million for one of its spare engines that was sold in July 2017, based on the net sales value.  The Company also recorded $75,000 of impairment charges on two aircraft that had been held for sale and were sold during the second quarter of 2016.

Professional fees, general and administrative and other expenses in the first nine months of 2017 included $287,700 incurred in connection with the proposed acquisition of JHC by the Company.

The Company recorded net income of $1.4 million for the nine months ended September 30, 2017, compared to net income of $1.3 million in the same period of 2016.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a) Credit Facility

During July 2017, the Company's Credit Facility, as described in Note 4(a) to the Company's condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, was increased from $150 million to $170 million.  Certain covenants regarding a debt to equity ratio and customer concentration were also modified.

The Company was in compliance with all covenants at September 30, 2017 and December 31, 2016.  Among the more significant factors that could have an impact on the Company's future covenant compliance are (i) unanticipated decreases in the market value of the Company's assets, or in the rental rates deemed achievable for such assets that cause the Company to record an impairment charge against earnings, (ii) lessee non-compliance with lease obligations, (iii) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rates, (iv) an inability to locate and acquire a sufficient volume of additional assets at prices that will produce acceptable net returns, (v) increases in interest rates, or (vi) an inability to timely dispose of off-lease assets at prices commensurate with their market value.

In addition, as discussed in Outlook, below, the proposed acquisition of JHC by the Company may result in one-time expenses that will have a negative impact on the Company's credit facility covenants.  The Company will need to obtain waivers of covenant compliance from its Credit Facility lenders for post-Merger periods in order to avoid a default under the Credit Facility agreement.  There is no assurance that the Company will be able to obtain such waivers from its Credit Facility lenders.

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

Management fees paid by the Company are relatively predictable because they are based on the net asset value of the Company's portfolio and finance lease receivable balances.  Because of this, the risk of increased costs for employee salaries and benefits, worldwide travel related to the management of the Company's aircraft portfolio, office rent, outside technical experts and other overhead expenses is entirely placed on JMC.  If, pursuant to the Merger, the Company acquires JHC causing JMC to become an indirect wholly-owned subsidiary of the Company, the Company will assume this risk of increased costs.

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

(i) Operating activities

The Company's cash flow from operations increased by $2.8 million in the first nine months of 2017 compared to the same period in 2016.  As discussed below, the decrease in cash flow was primarily a result of increases in payments received for operating lease revenue and maintenance reserves.  This positive effect was partially offset by increases in payments for interest and management fees.

(A) Payments for operating lease revenue

Rent receipts from lessees increased by $2.7 million in the first nine months of 2017 compared to the same period in 2016, primarily due to additional rent from assets purchased and leased to customers during the third quarter of 2016 and the first nine months of 2017.

As of the date of this filing, the Company is receiving no lease revenue for six aircraft and one engine held for lease that are off lease.  The total book value of these assets is $21.0 million, representing 10% of the Company's total assets held for lease. In addition, an off-lease turboprop aircraft, with a book value of $1.5 million, is being held for sale and is not generating lease revenue.

(B) Payments for maintenance reserves

Receipts for maintenance reserves from lessees increased by $2.2 million in the first nine months of 2017 compared to the same period in 2016, primarily as a result of additional assets purchased in the third quarter of 2016 and first nine months of 2017 for which the Company collected maintenance reserves in the 2017 period.

(C) Payments for interest

Payments for interest increased by $1.5 million in the first nine months of 2017 compared to the first nine months of 2016 as a result of a higher average debt balance and higher rates during the 2017 period.

   (D) Payments for ma
nagement fees

Management fee payments, which are based on the net book value of assets, increased by $1.3 million in the first nine months of 2017 compared to the same period in 2016, as a result of aircraft acquisitions during 2016 and the first nine months of 2017.

(ii) Investing activities

During the first nine months of 2017 and 2016, the Company received net cash of $3.1 million and $6.0 million, respectively, from the sale of assets.  During the 2016 period, the Company also received $18.9 million of insurance proceeds related to the total loss of an aircraft during the period and for damage to an aircraft in 2015.

During the first nine months of 2017, the Company used cash of $32.3 million for acquisitions of aircraft.   During the first nine months of 2016, the Company used cash of $53.1 million for acquisition of aircraft.

(iii) Financing activities

The Company borrowed an additional $35.9 million and $31.3 million under the Credit Facility during the first nine months of 2017 and 2016, respectively.  In the first nine months of 2017 and 2016, the Company repaid $4.8 million and $31.6 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by operating cash flow and, in the 2016 period, insurance proceeds and the sale of assets.

During the first nine months of 2017 and 2016, the Company's special purpose entities repaid $3.1 million and $1.0 million, respectively, of SPE Financing principal.  The special purpose entities borrowed $19.6 million during the 2016 period.

Outlook

The Company has identified three factors that may affect the Company's growth and operating results:

• The Company entered into an Agreement and Plan of Merger to acquire JHC on October 26, 2017. There are numerous conditions to the closing of the merger between the Company and JHC (the "Merger"), most of which are out of the control of the Company.   The Merger is anticipated to be consummated in the first quarter of 2018, but there is no assurance that such closing will occur, or that it will occur in the anticipated time frame.   The conditions to the Merger include the issuance of a securities permit for the merger transaction from the California securities regulatory authority following a fairness hearing conducted by such authority, which will allow the Company's securities to be issued without registration under the Securities Exchange Act pursuant to the exemption provided by Section 3(a)(10) thereof and the consent of the JHC shareholders to the Merger.  The Company believes that the combination of the management function performed by JMC and the portfolio held by the Company will be accretive to the Company and will create shareholder value for the shareholders of the combined post-Merger company, but such accretion may not be realized until after transaction and integration costs in connection with the Merger have been paid and/or subside.  The Company also believes that the elimination of the outside management company structure removes a key impediment to capital raising by the Company.  The Company, however, will incur certain non-recurring Merger expenses in the periods leading up to the Merger, and immediately following, as well as having to record, for accounting purposes, a settlement loss at the time of consummation of the Merger (See Item 1 - Financial Statements, Footnote 9), which could negatively affect the Company's results for those periods.

• Notwithstanding recent interest rate increases in the U.S., new acquisition and leasing market entrants have increased competition for the Company for assets in its market niche of worldwide regional aircraft.  Some of the Company's new competitors are funded by investment banks and private equity firms seeking higher yields on investment assets than are currently available from traditional income investment types.  The increased competition has resulted in higher acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, continues to put downward pressure on lease rates, resulting in lower margins and, therefore, fewer acceptable acquisition opportunities for the Company.  The Company anticipates this trend will continue for the short- to medium-term, until yields on alternative investments return to a more normal historical range.

• The Company has not identified re-lease or sale customers for six turboprop aircraft that are currently off lease. These aircraft are types for which the Company has observed decreased market demand and, therefore, the Company may experience significant delays in re-leasing or selling the aircraft.  The Company is analyzing the amount and timing of maintenance required to remarket these assets, the amount of which may differ significantly if the assets are sold rather than re-leased.  The Company also owns a turboprop aircraft that is held for sale, for which the Company is seeking sales opportunities.

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

Consummation of Merger May Subject the Company to Additional Risks. The Company recently announced its agreement to acquire JHC, the parent of the management company for the Company, JMC, by way of a reverse triangular merger ("Merger").  There is no assurance that the Merger will eventually be consummated as there are numerous conditions that must be satisfied before the Merger is closed, some of which are out of the control of the Company.  The entry into the Merger Agreement subjects the Company to additional risks, including the following:

 •  Merger Expenses. The Company entered into an Agreement and Plan of Merger with JHC.  In addition to legal, accounting and financial advisory fees incurred prior to the execution of the Agreement and Plan of Merger, in order to consummate the Merger, the Company will need to incur significant additional expenses, including legal and third party consulting fees, which will be payable whether or not the Merger eventually occurs.

 •  Settlement Loss Effect on Covenant Compliance.  The Company believes that if the Merger is consummated, the Company will be required to record a substantial portion of the consideration paid for JHC as a settlement loss related to the extinguishment of the Company's future obligations to JMC as a third party under the management agreement with JMC (since any payments post-Merger by the Company to JMC under the management agreement will be treated as intercompany transfers). The amount of the loss cannot be ascertained exactly until the Merger closes, as it depends on several variables, including final adjustments to the agreed purchase price and the quoted market price of AeroCentury Common Stock on the Merger closing date.  While consent to the Merger Agreement by the Credit Facility lenders is a condition to consummation of the Merger under the Merger Agreement, once the Merger is consummated, because of the recognition of such settlement loss, the Company will likely need to obtain waivers or modifications of certain covenants from its Credit Facility lenders for post-Merger periods in order to avoid a default under certain Credit Facility agreement financial covenants.  There is no assurance that the Company will be able to obtain such waivers from its Credit Facility lenders and the failure to obtain such waivers may result in the inability of the Company to borrow any additional amounts under the Credit Facility and/or the accelerated maturity of all amounts currently owing under the Credit Facility.

 •  Assumption of Expenses Covered under Management Agreement.  Under the Management Agreement, the Company pays a management fee to JMC based upon the book value of the Company's aircraft assets, an acquisition fee for each asset purchased by the Company, and a remarketing/re-lease fee for each sale or re-lease transaction entered into with respect to the Company's aircraft.  In return, JMC provides the Company with comprehensive management services, under which JMC has full responsibility for payment of all employee salaries and benefits, outside technical services, worldwide travel needed to promote the Company's business, office space, utilities, IT and communications, furniture and fixtures, and other general administrative and overhead costs.  Under the Management Agreement, if the fees collected are not enough to cover JMC's expenses in managing the Company's portfolio, such losses are borne entirely by JMC.  If the Merger is consummated, then the obligation to pay JMC management fees will cease, but the costs previously borne by JMC in managing the Company's assets will be borne by the Company and will not be limited, as was the case when the Management Agreement was in place.

 •  Assumption of JHC Liabilities.  By acquiring JHC in a reverse triangular merger, JHC will become a wholly-owned subsidiary of the Company.  To the extent that JHC or any of its subsidiaries have liabilities, these will become liabilities of the Company on a consolidated basis.   While the Merger Agreement provides for limited indemnification by JHC shareholders for certain liabilities of JHC or its subsidiaries that arise from pre-Merger occurrences, and the Company has performed due diligence reviews of the liabilities of JHC and its subsidiaries, the indemnification is limited to the consideration paid by the Company to JHC.

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

It is possible that the Company may enter into deferral agreements for overdue lessee obligations. When a customer requests a deferral of lease obligations, the Company evaluates the lessee's financial plan, the likelihood that the lessee can remain a viable carrier, and whether the deferral will be repaid according to the agreed schedule.  The Company may elect to record the deferred rent and reserves payments from the lessee on a cash basis, which could have a material effect on the Company's financial results in the applicable periods.  Deferral agreements with lessees also reduce the Company's borrowing capacity under its Credit Facility.

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

Risks Related to Regional Air Carriers.  The Company's continued focus on its customer base of regional air carriers subjects the Company to additional risks. Many regional airlines rely heavily or even exclusively on a code-share or other contractual relationship with a major carrier for revenue, and can face financial difficulty or failure if the major carrier terminates the relationship or if the major carrier files for bankruptcy or becomes insolvent.  Some regional carriers may depend on contractual arrangements with industrial customers such as mining or oil companies, or franchises from governmental agencies that provide subsidies for operating essential air routes, which may be subject to termination or cancellation on short notice.  Furthermore, many lessees in the regional air carrier market are start-up, low-capital, and/or low-margin operators.  A current concern for regional air carriers is the supply of qualified pilots.  Due to recently imposed FAA regulations requiring a higher minimum number of hours to qualify as a commercial passenger pilot, many regional airlines have had difficulty meeting their business plans for expansion.  This could in turn affect demand for aircraft and the Company's business.

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

Concentration of Lessees and Aircraft Type. For the month ended October 31, 2017, the Company's four largest customers accounted for a total of approximately 77% of the Company's monthly operating lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company's financial results and borrowing base under the Credit Facility, and, therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company's revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any non-compliance that is not cured in the time permitted under the Credit Facility, the Company would need to seek waivers or amendment of the applicable covenants if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Engine Leasing Risk.  Because the Company believes that engine leasing, absent a long-term triple net lease, is inherently riskier than aircraft leasing, the Company does not focus on this segment. The Company, however, currently has two engines in its portfolio, comprising 2% of the Company's total net book value of aircraft and aircraft engines held for lease, and may enter into leases for such engine from time to time until such engine is sold or disposed. Under industry standard short-term engine leases, the risk of an engine failure not caused by lessee negligence or foreign object damage upon the lessor.  It is not economically practicable for an engine lessor to insure against that risk.  If an engine failure occurs and is not covered by a manufacturer's warranty or is not otherwise caused by circumstances that the lessee is required to cover, the Company's investment in the engine could be a significant loss or the Company might incur a significant maintenance expense.

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

The foregoing risks associated with the Company obtaining management services from JMC will be largely mitigated by the consummation of the Company's acquisition of JMC's parent company in the Merger.  However, following the Merger, operating costs previously borne by JMC in managing the Company's assets will be borne by the Company, and there can be no assurance that the Company is able to provide for itself, at a cost no greater than the fees paid to JMC, the management services previously provided by JMC.

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

The foregoing risks will be largely mitigated by the consummation of the Company's acquisition of JMC.

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

The Company's management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's Disclosure Controls and concluded that the Company's Disclosure Controls were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting. No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
10.37
Agreement and Plan of Merger, between JetFleet Holding Corp., Falcon Landing, Inc., and the Company, dated October 26, 2017, incorporated by reference to Exhibit 2.1 to the Company Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on October 30, 2017

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

AEROCENTURY CORP.
Date: November 9, 2017	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer