Form 10-K
period 2017-12-31
AEROCENTURY CORP
filed 2018-03-08
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:  001-13387
AeroCentury Corp.
(Exact name of Registrant as Specified in Its Charter)

Delaware	94-3263974
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1440 Chapin Avenue, Suite 310
Burlingame, California 94010
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (650) 340-1888
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NYSE American Exchange

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
Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price as of June 30, 2017) was $12,966,200.

The number of shares of the Registrant's Common Stock outstanding as of March 8, 2018 was 1,416,699.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders.  Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include these statements: (i) in Part I, Item 1, "Business of the Company," that the Company can purchase assets at an appropriate price and maintain an acceptable overall on-lease rate for the Company's assets; and that it is able and willing to enter into transactions with a wider range of lessees than would be possible for traditional, large lending institutions and leasing companies; (ii) in Part I, Item 1, "Working Capital Needs," that the Company will have sufficient cash flow to cover its expenses and provide excess cash flow; and that if the Company incurs unusually large maintenance costs or reimbursements for maintenance in any given period, the Company will have sufficient cash flow or borrowing availability under its credit facility to fund such maintenance; (iii) in Part I, Item 1, "Competition," that the Company has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by many in the regional air carrier market; and that the Company continues to have a competitive advantage because JMC has developed a presence as a global participant in the regional aircraft leasing market; (iv) in Part I, Item 1, "Environmental Matters," that neither compliance with federal, state and local provisions regulating discharge of greenhouse gas emissions (including carbon dioxide (CO2)) in the environment and/or aircraft noise regulations, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on the Company's capital expenditures, financial condition, results of operations or competitive position; (v) in Part I, Item 3, "Legal Proceedings," that none of the current litigation, if resolved adverse to the Company, is anticipated to have a material adverse effect on the Company; (vi) in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview," that if the Merger is consummated, the Company will record a settlement loss related to its existing obligations under the management agreement with JMC on the Merger closing date in an amount equal to a substantial portion of the purchase consideration to be paid as part of the Merger; and that the Merger is expected to occur in early April 2018; (vii) in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations," that the most significant effect to the Company of the Tax Cut and Jobs Act of 2017 is expected to be the reduced corporate tax rate; (viii) in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources," that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and, if the Credit Facility is expanded from its current amount of $170 million to the maximum of $180 million,  to fund anticipated acquisitions; that the revised covenant limits agreed to in the modification to the Company's credit facility covenants are sufficient to avoid causing a default under the loan agreement; and that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility; (ix) in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Outlook", that the Merger with JetFleet Holding Corp. is anticipated to be consummated early in the second quarter of 2018; that the combination of the management function performed by JMC and the portfolio held by the Company will be accretive to the Company and will create shareholder value for the shareholders of the combined post-Merger company, but such accretion may not be realized until after transaction and integration costs in connection with the Merger have been incurred; that the elimination of the outside management company structure removes a key impediment to capital raising by the Company; that the Company will incur certain non-recurring Merger expenses in the periods leading up to the Merger, and immediately following, as well as having to record, for accounting purposes, a settlement loss at the time of consummation of the Merger, which could negatively affect the Company's results for those periods; that the Company anticipates the trend of higher acquisition prices and lower lease rates, margins and fewer acquisition opportunities will continue for the short- to medium-term, until yields on alternative investments return to a more normal historical range; and that the Company is competitive because of JMC's expertise and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers; (x) in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results", that the Company will be in compliance with all of its credit facility covenants; that if the acquisition by merger of JHC is consummated, the Company will record a settlement loss related to its existing obligations under the management agreement with JMC on the closing date of the Merger in an amount equal to a substantial portion of the purchase consideration to be paid in the Merger;  that the credit line modifications made are sufficient to avoid the settlement loss and merger costs from causing a default under the Credit Facility financial covenants; that even if the credit facility limit were increased, in order to utilize the higher limit, the Company would need to source additional equity capital in order to remain in compliance with the debt to equity ratio covenant to utilize the higher limit; that the Company will have sufficient cash funds to make any required principal repayment that arises due to any credit facility borrowing limitations; that as competition increases, it will likely continue to create upward pressure on acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, create downward pressure on lease rates, resulting in lower margins for the Company and, therefore, fewer acceptable acquisition opportunities for the Company; that the Company does not anticipate any worsening of the financial condition of its overall customer base, but believes that there may be further shakeouts of weaker carriers in economically troubled regions; that most of the Company's growth will be outside North America; that the Company intends to continue to focus solely on regional aircraft; that the Company may continue to seek acquisition opportunities for new types and models of aircraft used in the Company's targeted customer base of regional air carriers but that the Company's overall industry expertise may permit the Company to effectively manage such new aircraft types; that if the Merger is consummated, the Company would have control over JMC's operations and it is expected that the risks of conflicts of fiduciary duty would be largely mitigated; that there are effective mitigating factors against undue compensation-incented risk-taking by JMC; that the burden and cost of complying with governmental requirements will fall primarily upon lessees; that it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on the Company's financial position, results of operations, or cash flows; that the Company's main vulnerability to a cyber-attack would be interruption of the Company's email communications internally and with third parties, loss of customer and lease archives, and loss of document sharing between the Company's offices and remote workers; that the Company has sufficient cyber-security measures in place commensurate with the risks to the Company of a successful cyber-attack or breach of security; and that sufficient replacement mechanisms exist in the event of such a cyber-attack interruption that there would not be a material adverse financial impact on the Company's business; (xi) in Part II, Item 8, "Financial Statements," that the Company does not expect to adopt ASU 2016-02 early, and expects to elect practical expedients in connection with its adoption, including not re-evaluating lease classification or capitalized initial direct costs on existing leases; that the Company expects to account for the acquisition using the acquisition method of accounting, whereby the purchase price will be allocated to the assets acquired and liabilities assumed based on their respective fair values as of the acquisition date; that the Company expects that it will be required, for accounting purposes, to record, at the time of acquisition, a substantial portion of the Merger consideration paid for JHC as a settlement loss arising from the deemed extinguishment of the obligation to pay fees to JetFleet Management Corp. ("JMC") under the management agreement between the Company and JMC, since any fees paid to JMC post-Merger under the management agreement will be treated as intercompany transfers; that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations; and that it is more than not that the Company's entire deferred federal income tax asset will be realized; that the Company expects to utilize the net operating loss carryovers remaining at December 31, 2017 in future years.  These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results," including no sudden current economic downturn or unanticipated future financial crises or other unanticipated events, such as war, terrorist events or a flu epidemic that might adversely affect the travel industry or the commercial airline business, the lack of any unexpected lessee defaults or insolvency; a deterioration of the market values of aircraft types owned by the Company; compliance by the Company's lessees with obligations under their respective leases; the continued availability of financing for acquisitions under the Credit Facility; the Company's success in finding appropriate assets to acquire with such financing; deviations from the assumption that future major maintenance expenses will be relatively evenly spaced over the entire portfolio; and future trends and results which cannot be predicted with certainty. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

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

The business of AeroCentury Corp., ACY 19002 and ACY 19003 (collectively, the "Company") is managed by JetFleet Management Corp. ("JMC"), pursuant to a management agreement (the "Management Agreement") with JMC.  JMC is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company.  As discussed in Item 7 – "Overview," below, the Company has entered into an Agreement and Plan of Merger to acquire JHC for a combination of stock and cash consideration (the "Merger").  The Merger has not been consummated and factors concerning it are discussed below under Item 7 – "Outlook," as well as in Notes 7 and 13 to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

The Company generally targets used regional aircraft with purchase prices between $10 million and $20 million, and lease terms of three to ten years.  In determining assets for acquisition, the Company evaluates, among other things, the type of asset, its current price and projected future value, its versatility or specialized uses, the current and projected availability of and demand for that asset, and the type and number of future potential lessees.  Because JMC has extensive experience in purchasing, leasing and selling used regional aircraft, the Company believes it can purchase these assets at an appropriate price and maintain an acceptable overall on-lease rate for them.

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

When considering whether to enter into transactions with a lessee, the Company generally reviews the lessee's creditworthiness, growth prospects, financial status and backing; the experience of its management; and the impact of legal and regulatory matters in the lessee's market, all of which are weighed in determining the lease terms offered to the lessee. In addition, it is the Company's policy to monitor the lessee's business and financial performance closely throughout the term of the lease, and, if requested, provide assistance drawn from the experience of the Company's management in many areas of the air carrier industry.  Because of its "hands-on" approach to portfolio management, the Company believes it is able and willing to enter into transactions with a wider range of lessees than may be possible for traditional, large lending institutions and leasing companies.

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

The Company, however, believes that it has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by many in the regional air carrier market.  Management believes that the Company also continues to have a competitive advantage as a global participant in the regional aircraft leasing market.

Dependence on Significant Customers

For the year ended December 31, 2017, the Company's four largest customers accounted for 28%, 20%, 14%, and 11% of lease revenue.  For the year ended December 31, 2016, the Company's three largest customers accounted for 21%, 17%, and 17% of lease revenue. Concentration of credit risk with respect to lease receivables will diminish in the future only if the Company is able to expand the customer base by re-leasing assets currently on lease to significant customers to new customers and/or acquire assets for lease to new customers.

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

Employees

Under the Company's Management Agreement, JMC is responsible for all administration and management of the Company.  Consequently, the Company does not have any employees.  This is expected to change when the Merger is consummated and the Company assumes responsibility for administration and management of the Company.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2017, the Company did not own or lease any real property, plant or materially important physical properties.  The Company maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010.  However, since the Company has no employees and the Company's portfolio of leased aircraft assets is managed and administered under the terms of the Management Agreement with JMC, all office facilities are provided by JMC.

For information regarding the aircraft and aircraft engines owned by the Company, refer to Notes 2 and 3 to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

The shares of the Company's Common Stock are traded on the NYSE American exchange ("NYSE American") under the symbol "ACY."

Market Information

The Company's Common Stock has been traded on the NYSE American exchange, formerly known as NYSE MKT and the American Stock Exchange, since January 16, 1998.  The following table sets forth the high and low sales prices reported on the NYSE American exchange for the Company's Common Stock for the periods indicated:

Period	High	Low
Fiscal year ended December 31, 2017:
Fourth Quarter	$15.75	$12.05
Third Quarter	16.10	10.10
Second Quarter	13.10	9.65
First Quarter	11.10	9.00
Fiscal year ended December 31, 2016:
Fourth Quarter	9.69	8.50
Third Quarter	9.50	8.50
Second Quarter	11.45	8.52
First Quarter	14.88	10.03

On March 7, 2018, the closing sale price of the Company's Common Stock on the NYSE American exchange was $15.40 per share.

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

Number of Security Holders

According to the Company's transfer agent, the Company had approximately 1,300 stockholders of record as of March 8, 2018.  Because brokers and other institutions on behalf of beneficial stockholders hold many of the Company's shares of Common Stock, the Company is unable to estimate the total number of beneficial stockholders represented by those record holders.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company provides leasing and finance services to regional airlines worldwide. The Company is principally engaged in providing leasing services of mid-life regional aircraft to carriers, including operating leases and finance leases.  In addition to leasing activities, the Company sells aircraft from its operating lease portfolio to third parties, including other leasing companies, financial services companies, and airlines, as well as "parting out" aircraft when that is deemed the most profitable means of disposal.  The Company's operating performance is driven by the growth of its aircraft portfolio, the terms of its leases, the interest rate of its debt, as well as asset sales.

On October 26, 2017, the Company entered into an Agreement and Plan of Merger to acquire JHC, the corporate parent of JMC, the Company's management company, for a combination of stock and cash consideration.  The Merger has not been consummated and factors concerning it are discussed below under "Outlook" as well as in Notes 7 and 13 to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.  The Company believes that if the Merger is consummated, it will record a settlement loss related to its existing obligations under the management agreement with JMC on the Merger closing date in an amount equal to a substantial portion of the purchase consideration to be paid as part of the Merger.  The amount of the loss cannot be ascertained exactly until the Merger closes, as it depends on several variables, including final adjustments to the agreed purchase price and the quoted market price of AeroCentury Common Stock on the Merger closing date, which is expected to occur in early April 2018.

During 2017, the Company purchased three aircraft subject to operating leases.  During the same period, the Company sold an aircraft and three engines for cash, exchanged one of its spare engines for 150,000 shares of the Company's common stock held by a stockholder, and reclassified an airframe and one of its engines at lease termination to held for sale for parts, while the second engine remains held for lease.  The Company also reclassified an aircraft that had previously been held for sale to held for lease.  The Company ended the year with a total of twenty-three aircraft and one engine held for lease, with a net book value of approximately $195 million.  This represents a 1% increase compared to the net book value at December 31, 2016.  The Company also ended the year with nine aircraft subject to finance leases, of which three were acquired in 2017.

The Company currently has a customer base of nine airlines in eight countries. Average portfolio utilization was approximately 93% during 2017 and 2016.

During 2017, the Company expanded its revolving credit facility to $170 million.  The unused amount of the Credit Facility was $36 million as of December 31, 2017. The weighted average interest rate on the Credit Facility was 5.21% at December 31, 2017.

Total revenues and other income of $35.6 million increased by $6.8 million compared to 2016, primarily as a result of increased operating lease, finance lease and maintenance reserves revenues, the effects of which were substantially offset by decreased gains from asset dispositions.

As discussed in Results of Operations, below, the Company recorded a $5.4 million decrease in tax expense in 2017 as a result of the Tax Cuts and Jobs Act of 2017 (the "Act").

Net income for 2017 was $7.4 million, compared to net income of $1.2 million in 2016, resulting in basic and diluted earnings per share of $5.10 and $0.78 respectively.  Pre-tax profit margin was 10% in 2017 compared to 7% in 2016.  Expenses for 2017 expenses included $619,400 of legal and advisory expenses incurred in connection with the proposed acquisition of JHC by the Company.

Fleet Summary

The Company operates in one business segment, the leasing of regional aircraft and engines to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

Portfolio metrics of the Company's assets held for lease as of December 31, 2017 and December 31, 2016 were as follows.

	December 31, 2017	December 31, 2016
Number of aircraft and aircraft engines held for lease	24	28

Weighted average fleet age	11.4 years	11.3 years
Weighted average remaining lease term	58 months	59 months
Aggregate fleet net book value	$195,098,200	$192,799,800

	For the Years Ended December 31,
	2017	2016
Average portfolio utilization	93%	93%

The following table sets forth the net book value and percentage of the net book value, by type, of the Company's assets that were held for lease at December 31, 2017 and December 31, 2016.
	December 31, 2017		December 31, 2016
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft:
Bombardier Dash-8-400	2	7%	3	11%
Bombardier Dash-8-300	3	6%	3	6%
Saab 340B Plus	4	3%	5	5%
Saab 340B	1	1%	-	-
Fokker 50	-	-	1	1%

Regional jet aircraft:
Canadair 900	4	31%	4	33%
Embraer 175	3	16%	-	-
Canadair 1000	2	15%	2	16%
Canadair 700	3	13%	3	14%
Canadair 705	1	7%	1	8%
Fokker 100	-	-	2	2%

Engines:
Pratt & Whitney 150A	1	1%	-	-
General Electric CF34-8E5A1	-	-	2	3%
General Electric CT7-9B	-	-	2	1%

At December 31, 2017, and December 31, 2016, the Company also had nine aircraft and five aircraft, respectively, subject to finance leases.

The following table sets forth the net book value and percentage of the net book value of the Company's assets that were held for lease at December 31, 2017, and December 31, 2016, in the indicated regions:

	December 31, 2017		December 31, 2016
Region	Net book value	% of net book value	Net book value	% of net book value
Europe	$92,108,500	47%	$105,088,300	55%
North America	72,270,700	37%	42,824,300	22%
Asia	6,082,100	3%	6,463,700	3%
Africa	-	-	21,724,400	11%
Australia	-	-	3,585,900	2%
Off lease	24,636,900	13%	13,113,200	7%
	$195,098,200	100%	$192,799,800	100%

For the year ended December 31, 2017, approximately 28%, 21%, 20%, and 11% of the Company's operating lease revenue was derived from customers in Slovenia, the United States, Spain and Mozambique, respectively.  For the quarter ended December 31, 2017, approximately 29%, 28%, and 21% of the Company's operating lease revenue was derived from customers in Slovenia, the United States, and Spain, respectively.  Operating lease revenue does not include interest income from the Company's finance leases.

The following table sets forth geographic information about the Company's operating lease revenue for leased assets, grouped by domicile of the lessee:

	For the Years Ended December 31,
	2017		2016
Region	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue
Europe	4	52%	5	41%
North America	5	29%	3	28%
Africa	1	12%	2	18%
Asia	1	4%	2	7%
Australia	1	3%	1	5%
South America	-	-	1	1%

For the year ended December 31, 2017, approximately 75% and 25% of the Company's finance lease revenue was derived from customers in Africa and Europe, respectively.  For the quarter ended December 31, 2017, approximately 70% and 30% of the Company's finance lease revenue was derived from customers in Africa and Europe, respectively.

Results of Operations

During 2017, the Company acquired three regional jet aircraft that are on lease pursuant to operating leases and three regional jet aircraft that are subject to direct financing leases.  During 2016, the Company acquired four regional jet aircraft, all of which are subject to operating leases.

During 2017, the Company sold two regional jets, one turboprop aircraft and three spare engines that had been held for lease.  The Company also exchanged one of its spare engines for 150,000 shares of common stock of the Company held by a stockholder.  During 2016, the Company sold four regional jet aircraft that had been held for sale, and, pursuant to sales-type finance leases, an additional three turboprop aircraft that had been held for lease.

Total revenues and other income increased by 24% to $35.6 million in 2017 from $28.7 million in 2016.

Operating lease revenue increased 19% to $29.0 million in 2017 from $24.5 million in 2016, primarily due to revenue from assets that were purchased during the third quarter of 2016 and in 2017, the effect of which was partially offset by the loss of revenue from assets that were on lease during 2016, but off lease in 2017 and by the loss of revenue from an aircraft that was involved in an accident in April 2016 and was declared a total loss.

Average portfolio utilization was approximately 93% during both 2017 and 2016.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time.  During 2017, the Company recorded maintenance reserves revenue of $3.9 million related to retained maintenance reserves at the time of lease termination for seven aircraft. The Company did not record any maintenance reserves revenue in 2016.

Finance lease revenue increased 81% to $1.6 million in 2017 from $0.9 million in 2016 as a result of (i) the sale of three aircraft pursuant to sales-type finance leases in late 2016 and early 2017 and (ii) the acquisition and lease of three aircraft pursuant to direct financing leases in early 2017.

As a result of asset acquisitions and sales during 2016 and 2017, as well as changes in estimated residual values from year-to-year, depreciation increased by 32% in 2017 as compared to 2016.

The average net book value of assets held for lease during 2017 and 2016 was approximately $196.5 million and $163.4 million, respectively.  Management fees, which are based on the net book value of the Company's aircraft and engines as well as finance lease receivable balances, were 17% higher in 2017 as compared to 2016.

As a result of both a higher average debt balance and a higher average interest rate on the Company's Credit Facility, reflecting increases in LIBOR rates, in 2017, the Company's interest expense increased by 45% to $7.8 million from $5.3 million in 2016.

The Company's professional fees, general and administrative and other expenses increased by 16% to $1.9 million in 2017 from $1.7 million in 2016.  The increase was primarily a result of $619,400 of expenses incurred in 2017 related to the proposed acquisition of JHC by the Company, the total of which exceeded expenses incurred in 2016 in connection with the return of three aircraft by a lessee.

The Company's maintenance expense decreased by 11% to $2.9 million in 2017 from $3.3 million in 2016, as a result of a decrease in maintenance performed by the Company on off-lease aircraft to prepare them for sale or re-lease.

During 2017, the Company recorded impairment charges of (i) $0.7 million for two turboprop aircraft, based on their appraised values, (ii) $0.1 million for an asset that was written down to its net sales value and subsequently sold in 2017 and (iii) $0.2 million for an asset that was written down to its net sales value and sold in early 2018.  During 2016, the Company recorded impairment charges of (i) $0.9 million for a spare engine, based on its appraised value, (ii) $0.2 million on a second spare engine, based on its net sales value and (iii) $0.1 million related to two of its four regional jet aircraft based their net sales value.

The Company did not incur bad debt expense in 2017.  During 2016, the Company recorded bad debt expense of $0.8 million related to an aircraft that was returned prior to lease end, for which the Company did not receive the operating lease revenue previously accrued.

In December 2017, the Act was enacted; a principal provision of the new law was a reduction in the U.S. federal corporate income tax rate from a maximum of 35% to 21% for years beginning in 2018, as well as a number of other provisions, including changes to net operating loss rules, repeal of the corporate alternative minimum tax and significant changes to U.S. corporate taxation of foreign subsidiaries and their accumulated, untaxed income.  The most significant effect to the Company is expected to be the reduced corporate tax rate.  Under U.S. accounting principles, a reporting entity's deferred tax assets and liabilities are determined by reference to the expected future tax rate applicable to when differences between the book carrying value and the adjusted tax basis of assets and liabilities are expected to be realized (or the value or cost of other recognized items, such as tax credits).  As such, and given the net deferred tax liability position of the Company, the reduced future corporate rate resulted in a decrease in net tax liabilities, which is reflected as a decrease in tax expense in 2017 of approximately $5.4 million and a net tax benefit, or increase to income, of $4.0 million.

The Company recorded net income of $7.4 million in 2017, compared to net income of $1.2 million in 2016.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a) Credit Facility

During July 2017, the Company's Credit Facility, as described in Note 6(a) to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K, was increased from $150 million to $170 million.  In December 2017, the Credit Facility was amended to allow for the Company's proposed acquisition of JHC, discussed in Note 7 and below.  Covenants regarding profitability, a debt to equity ratio and customer concentration were also modified.

The Company was in compliance with all covenants at December 31, 2017 and December 31, 2016.  Among the more significant factors that could have an impact on the Company's future covenant compliance are (i) unanticipated decreases in the market value of the Company's assets, or in the rental rates deemed achievable for such assets that cause the Company to record an impairment charge against earnings, (ii) lessee non-compliance with lease obligations, (iii) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rates, (iv) an inability to locate and acquire a sufficient volume of additional assets at prices that will produce acceptable net returns, (v) increases in interest rates, or (vi) an inability to timely dispose of off-lease assets at prices commensurate with their market value.

The unused amount of the Credit Facility was $43 million as of the date of this filing.  The Company believes that available borrowings under the Credit Facility will be sufficient to meet its continuing obligations and, if the Credit Facility is expanded from its current amount of $170 million to the maximum of $180 million, to fund anticipated acquisitions.  However, there can be no assurance that the entire unused amount of the Credit Facility will be available for acquisitions as a result of covenant restrictions or that the lenders under the Credit Facility will agree to expand the Credit Facility when requested by the Company.

As discussed above, in December 2017, the Company obtained the consent of the Credit Facility lenders to the Merger, and modifications to the Credit Facility for post-Merger periods in order to prevent certain expense items arising from the Merger from causing a default under the Credit Facility agreement covenants.  The modifications impose a limit on the amount of settlement loss and merger costs that will be disregarded for covenant purposes, but the Company believes that these limits are sufficient to avoid causing a default under the loan agreement financial covenants.

Any default under the Credit Facility, if not cured in the time permitted under the facility or waived by the lenders, could result in the Company's inability to borrow any further amounts under the Credit Facility, the acceleration of the Company's obligation to repay amounts borrowed under the Credit Facility, or foreclosure upon any or all of the assets of the Company.

(b) Special purpose financings

In August 2016, using wholly-owned special purpose entities, the Company acquired two regional jet aircraft, using cash and third-party financing separate from its Credit Facility, as described in Note 6(b) to the Company's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

The Company's payments for maintenance consist of reimbursements to lessees for eligible maintenance costs under their leases and maintenance incurred directly by the Company for preparation of off-lease assets for re-lease to new customers or for sale.  The timing and amount of such payments may vary widely between quarterly and annual periods, as the required maintenance events can vary greatly in magnitude and cost, and the performance of the required maintenance events by the lessee or the Company, as applicable, are not regularly scheduled calendar events and do not occur at uniform intervals throughout any calendar period.  The Company's maintenance payments typically constitute a large portion of its cash needs, and the Company may from time to time borrow additional funds under the Credit Facility to provide funding for such payments.

Management fees paid by the Company are relatively predictable because they are based on the net asset value of the Company's portfolio and finance lease receivable balances.  Because of this, the risk of increased costs for employee salaries and benefits, worldwide travel related to the management of the Company's aircraft portfolio, office rent, outside technical experts and other overhead expenses is entirely placed on JMC.  If, pursuant to the Merger, the Company acquires JHC causing JMC to become an indirect, wholly-owned subsidiary of the Company, the Company will assume this risk of fluctuating costs.

The amount of interest paid by the Company depends primarily on the outstanding balance of its Credit Facility, which carries a floating interest rate as well as an interest rate margin, and is therefore also dependent on changes in prevailing interest rates.  Interest related to the Company's special purpose financings is payable at a fixed rate.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility, based upon its estimates of future revenues and expenditures, which include assumptions regarding (i) revenues for assets to be re-leased, (ii) cost and anticipated timing of maintenance to be performed, (iii) required debt payments, (iv) timely use of proceeds of unused debt capacity for additional acquisitions of income producing assets and (v) interest rates.  Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  As discussed above, in Liquidity and Capital Resources – (a) Credit Facility, there are a number of factors that may cause actual results to deviate from such forecasts.

(i) Operating activities

The Company's cash flow from operations increased by $3.2 million in 2017 compared to 2016.  As discussed below, the increase in cash flow was primarily a result of increases in payments received for operating lease revenue and maintenance reserves and a decrease in payments for maintenance.  This positive effect was partially offset by increases in payments for interest and management fees.

(A) Receipts for operating lease revenue

Rent receipts from lessees increased by $2.7 million, to $27.6 million in 2017 from $24.9 million in 2016, primarily due to additional rent from assets purchased and leased to customers in late 2016 and during 2017.

As of the date of this filing, the Company is receiving no lease revenue for six aircraft held for lease that are off lease.  The total book value of these assets is $21.1 million, representing 11% of the Company's total assets held for lease.

(B) Receipts for maintenance reserves

Receipts for maintenance reserves from lessees increased by $2.9 million, to $7.7 million in 2017 from $4.8 million in 2016, primarily as a result of additional assets purchased in the third quarter of 2016 and during 2017, for which the Company collected maintenance reserves in 2017.

(C) Payments for maintenance

Payments for maintenance decreased by $1.6 million, to $7.1 million in 2017 from $8.7 million in 2016 as a result of lower maintenance expense in 2017 and a difference in the timing of payments for maintenance.

(C) Payments for interest

Payments for interest increased by $2.1 million, to $6.7 million in 2017 from $4.6 million in 2016 as a result of a higher average debt balance and higher rates during the 2017 period, as well as fees for amendments to the Company's Credit Facility during 2017.

(D) Payments for management fees

Management fee payments, which are based on the net book value of assets, increased by $1.9 million, to $6.6 million in 2017 from $4.7 million in 2016, as a result of aircraft acquisitions during 2016 and 2017, as well as a difference in the timing of management fee payments.

(ii) Investing activities

During 2017 and 2016, the Company received net cash of $12.9 million and $6.3 million, respectively, from the sale of assets.  During 2016, the Company also received $18.9 million of insurance proceeds related to the total loss of an aircraft during the period and for the 2015 damage to an aircraft.

During 2017, the Company used cash of $32.1 million for acquisitions of aircraft subject to operating leases and $7.6 million for acquisition of aircraft subject to direct financing leases.  During 2016, the Company used cash of $54.4 million for acquisition of aircraft subject to operating leases.

(iii) Financing activities

The Company borrowed an additional $35.9 million and $31.3 million under the Credit Facility during 2017 and 2016, respectively.  In 2017 and 2016, the Company repaid $12.0 million and $31.6 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by operating cash flow and the sale of assets and, in 2016, insurance proceeds.  During 2017 and 2016, the Company paid $1.2 million and $0.1 million, respectively, of issuance and amendment fees.

During 2017 and 2016, the Company's special purpose entities repaid $4.1 million and $2.0 million, respectively, of special purpose entity financing principal.  The special purpose entities borrowed $19.6 million during 2016.

Outlook

The Company has identified three factors that may affect the Company's growth and operating results:

• The Company entered into an Agreement and Plan of Merger to acquire JHC on October 26, 2017. There are several conditions to the closing of the Merger between the Company and JHC, most of which are out of the control of the Company.  On February 22, 2018, the State of California Department of Business Oversight ("DBO") held a hearing regarding the Merger pursuant to Section 25142 of the California Corporations Code, to determine whether the terms and conditions of the issuance of AeroCentury's shares of Common Stock in the Merger to JHC's shareholders are fair.  Following the hearing, a permit was issued by the DBO, which will allow the issuance of the Company's common stock in the Merger transaction to be exempt from federal securities registration under Section 3(a)(10) of the Securities Act.  The Company is currently in the process of soliciting the consent of JHC's shareholders to the Merger which is one of several conditions precedent to the closing of the Merger. The Merger is anticipated to be consummated early in the second quarter of 2018, but there can be no assurance that such closing will occur, or that it will occur in the anticipated time frame.  The Company believes that the combination of the management function performed by JMC and the portfolio held by the Company will be accretive to the Company and will create shareholder value for the shareholders of the combined post-Merger company, but such accretion may not be realized until after transaction and integration costs in connection with the Merger have been incurred.  The Company also believes that the elimination of the outside management company structure removes a key impediment to capital raising by the Company.  The Company, however, will incur certain non-recurring Merger expenses in the periods leading up to the Merger, and immediately following, as well as having to record, for accounting purposes, a settlement loss at the time of consummation of the Merger, which could negatively affect the Company's results for those periods.

• Increased production of aircraft types in the Company's market niche has resulted in some manufacturers offering competitive pricing for new aircraft to regional aircraft customers.  In addition, notwithstanding recent interest rate increases in the U.S., competition for assets in the Company's market niche of worldwide regional aircraft has continued to increase.  Some of the Company's newer competitors are funded by investment banks and private equity firms seeking higher yields on investment assets than are currently available from traditional income investment types.  The increased competition has resulted in higher acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, continues to put downward pressure on lease rates, resulting in lower margins and, therefore, fewer acceptable acquisition opportunities for the Company.  The Company anticipates this trend will continue for the short- to medium-term, until yields on alternative investments return to a more normal historical range.  The Company believes, however, that it is competitive because of JMC's expertise and operational efficiency in identifying and obtaining financing for the transaction types desired by regional air carriers.

• The Company has not identified re-lease or sale customers for six turboprop aircraft that are currently off lease.  The Company is analyzing the amount and timing of maintenance required to remarket these assets, the amount of which may differ significantly if the assets are sold rather than re-leased.  These aircraft are older types that are no longer in production, so it is not unusual that market demand for them is weak and, therefore, they may remain off lease for significant periods of time.

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

Consummation of Merger May Subject the Company to Additional Risks. In October 2017, the Company announced its agreement to acquire JHC, the parent of the Company's management company, JMC, by way of a reverse triangular merger.  There can be no assurance that the Merger will be consummated as there are numerous closing conditions that must be satisfied, some of which are out of the control of the Company.  The entry into the Agreement and Plan of Merger subjects the Company to additional risks, including the following:

• Merger Expenses.  In addition to legal, accounting and financial advisory fees incurred prior to the execution of the Agreement and Plan of Merger, in order to consummate the Merger, the Company will need to incur significant additional expenses, including legal and third party consulting fees, which will be payable whether or not the Merger eventually occurs.

• Settlement Loss Effect on Covenant Compliance.  The Company believes that if the acquisition by merger of JHC is consummated, it will record a settlement loss related to its existing obligations under the management agreement with JMC on the closing date of the Merger in an amount equal to a substantial portion of the purchase consideration to be paid in the Merger.  The amount of the loss cannot be ascertained exactly until the Merger closes, as it depends on several variables, including final adjustments to the agreed purchase price and the quoted market price of AeroCentury Common Stock on the Merger closing date.  In December 2017, the Company obtained the consent of the Credit Facility lenders to the Merger, and modifications to the Credit Facility for post-Merger periods to prevent certain expense items arising from the Merger causing a default under the Credit Facility agreement covenants.  The modifications impose a limit on the amount of settlement loss and merger costs that will be disregarded for covenant purposes, but the Company believes that they are sufficient to avoid these from causing a default under the Credit Facility financial covenants.

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

Availability of Financing. The Company's continued growth will depend on its ability to continue to obtain capital, either through debt or equity financings.  One of the current primary limiters on the Company's ability to draw under the current credit facility is the covenant limitation on the Company's maximum debt to equity ratio. Under the current terms, even if the credit facility limit were increased, in order to utilize the higher limit, the Company would need to source additional equity capital in order to remain in compliance with the debt to equity ratio covenant to utilize the higher limit.  Thus, the Company would need to raise additional equity capital to accompany any increase in the current credit facility, or, in the alternative, would need to refinance its credit facility debt with a new lender with more favorable financial covenants not limited by the Company's current equity capitalization.  There can be no assurance that the Company will obtain such additional equity capital in the future or that it will be successful in obtaining more favorable credit facility financing.

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

Furthermore, the occurrence of unexpected adverse changes that impact the Company's estimates of expected cash flows generated from an asset could result in an asset impairment charge against the Company's earnings. The Company periodically reviews long-term assets for impairment, particularly when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment charge is recorded when the carrying amount of an asset is estimated to be not recoverable and exceeds its fair value. The Company recorded impairment charges for some of its aircraft in 2016 and 2017, and may be required to record asset impairment charges in the future as a result of a prolonged weak economic environment, challenging market conditions in the airline industry, events related to particular lessees, assets or asset types or other factors affecting the value of aircraft or engines.

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

Lessees located in low-growth or no-growth areas of the world carry heightened risk of an unanticipated lessee default.  The Company has had customers that have experienced significant financial difficulties, become insolvent, or have entered bankruptcy proceedings.  An insolvency or bankruptcy of a customer usually results in a total loss of the receivables from that customer, as well as the Company incurring additional costs in order to repossess and, in some cases, repair the aircraft. The Company closely monitors the performance of all of its lessees and its risk exposure to any lessee that may be facing financial difficulties, in order to guide decisions with respect to such lessee that would mitigate losses in the event the lessee is unable to meet or rejects its lease obligations.  There can be no assurance that additional customers will not become insolvent or file for bankruptcy or that the Company will be able to mitigate any of the resultant losses.

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

Concentration of Lessees and Aircraft Type. For the month ended February 28, 2018, the Company's four largest customers accounted for a total of approximately 84% of the Company's monthly operating lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company's financial results and borrowing base under the Credit Facility, and, therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company's revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any non-compliance that is not cured in the time permitted under the Credit Facility, the Company would need to seek waivers or amendment of the applicable covenants if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

Economic downturns can affect certain regions of the world more than others.  As the Company's portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases assets could have a significant adverse impact on the Company.  The Company's significant sources of operating lease revenue by region are summarized in Item 7 - Fleet Summary, above.

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

Investment in New Aircraft Types.  The Company intends to continue to focus solely on regional aircraft. Although the Company invested in a limited number of turboprop aircraft types in the past, the Company has also acquired several regional jet aircraft types, which now comprise a larger percentage of the Company's portfolio based on number of aircraft and net book value.  The Company may continue to seek acquisition opportunities for new types and models of aircraft used in the Company's targeted customer base of regional air carriers. Acquisition of aircraft types not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience managing those assets. The Company believes, however, that its overall industry expertise may permit the Company to effectively manage such new aircraft types.  Further, the broadening of the asset types in the aircraft portfolio may have a benefit of diversifying the Company's portfolio (see "Factors That May Affect Future Results – Concentration of Lessees and Aircraft Type," above).

Reliance on JMC.  All management of the Company is currently performed by JMC under a Management Agreement between the Company and JMC that expires in August of 2025 and provides for an asset-based management fee.  JMC is not a fiduciary of the Company or its stockholders. The Company's board of directors (the "Board") has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company's relationship with JMC and the performance of JMC's obligations to the Company under the Management Agreement, as it would have for any third-party service provider to the Company.  While JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, all of the officers of JMC are also officers of the Company, and, in that capacity, owe fiduciary duties to the Company and its stockholders.  In addition, an officer of the Company holds significant ownership positions in the Company and JHC, the parent company of JMC, and JHC is the Company's largest shareholder.  Therefore, the economic interests of the Company should be aligned with the interests of JHC and JMC, and JMC should have substantial incentive to make financial decisions as the management company for the Company that are in the best interests of the Company.

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

There can be no assurance that the proposed Merger with JHC, the parent of JMC, will be consummated.  If the Merger is consummated, the Company would have control over JMC's operations and it is expected that the foregoing risks would be largely mitigated.  However, operating costs previously borne by JMC in managing the Company's assets would be borne by the Company, and there can be no assurance that such costs will be less than the fees previously paid to JMC.

Management Fee Structure. All decisions regarding acquisitions and disposal of aircraft from the Company's portfolio are currently made by JMC.  JMC is paid a management fee based on the net asset value of the Company's portfolio.  It may also receive a one-time asset acquisition fee upon purchase of an asset by the Company, and a one-time remarketing fee in connection with the sale or re-lease of an asset.  Optimization of the results of the Company depends on timing of the acquisition, lease yield on the acquired assets, and re-lease or sale of its portfolio assets.  Under the current management fee structure, a larger volume of acquisitions generates acquisition fees and also increases the periodic management fee by increasing the size of the aircraft portfolio.  Since the Company's current business strategy involves continued growth of its portfolio, with the intention to buy and hold assets until the appropriate time to sell them, a compensation structure that results in greater compensation with an increased portfolio size is consistent with that strategy.  The compensation structure does, nonetheless, create a situation where a decision by JMC for the Company to forego an asset transaction deemed to be an unacceptable business risk due to the lessee or the aircraft type is in conflict with JMC's own short-term pecuniary interest.  As a result, the compensation structure could act to incent greater risk-taking by JMC in asset acquisition decision-making.  However, because JMC's sole business and source of revenue arises from and is expected to continue arising from acting as the management company for the Company, the long-term financial health and viability of the Company are important to JMC's own long-term health and viability.  Therefore, in assessing risk-taking in the Company's acquisition transactions, JMC's and the Company's motivations are closely aligned, as JMC is incented to make asset acquisitions that are expected to contribute to the long-term viability of the Company.  In addition, the Company has established objective target guidelines for yields on acquired assets and the Company's Board, including a majority of the outside independent directors, must approve any acquisition that involves a new asset type.  While the Company currently believes the foregoing are effective mitigating factors against undue compensation-incented risk-taking by JMC, there can be no assurance that such mechanisms can entirely and effectively eliminate such risk.

If the Merger is consummated, the management fee would be internalized and it is expected that the foregoing risks would be largely mitigated.

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

Item 8.  Financial Statements and Supplementary Data.

(a)  Financial Statements and Schedules

(1) Financial statements for the Company:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements

(2) Schedules:

All schedules have been omitted since the required information is presented in the consolidated financial statements or is not applicable.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
AeroCentury Corp.
Burlingame, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AeroCentury Corp. (the "Company") as of December 31, 2017 and 2016 the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2006.

San Francisco, California
March 8, 2018

Item 8. Financial Statements and Supplementary Data.

AeroCentury Corp.
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2017	2016
Assets:
Cash and cash equivalents	$8,657,800	$2,194,400
Accounts receivable, including deferred rent of $707,300 and $604,800 at December 31, 2017 and December 31, 2016, respectively	3,825,100	4,046,100
Finance leases receivable	23,561,000	17,468,300
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $33,234,200 and $32,639,600 at December 31, 2017 and December 31, 2016, respectively	195,098,200	192,799,800
Assets held for sale	4,966,500	1,998,100
Prepaid expenses and other	301,300	229,400
Total assets	$236,409,900	$218,736,100
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$645,200	$1,218,100
Notes payable and accrued interest, net of unamortized debt issuance costs of $2,216,000 and $1,999,900 at December 31, 2017 and December 31, 2016, respectively	145,598,200	125,837,900
Maintenance reserves	26,942,800	29,424,100
Accrued maintenance costs	1,275,300	965,000
Security deposits	3,147,900	3,933,200
Unearned revenues	2,447,500	1,903,900
Deferred income taxes	8,533,700	12,830,500
Income taxes payable	452,600	123,200
Total liabilities	189,043,200	176,235,900
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,629,999 shares issued, 1,416,699 and 1,566,699 outstanding at December 31, 2017 and December 31, 2016, respectively	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	35,621,800	28,222,600
	50,403,500	43,004,300
Treasury stock at cost, 213,300 and 63,300 shares at December 31, 2017 and December 31, 2016	(3,036,800)	(504,100)
Total stockholders' equity	47,366,700	42,500,200
Total liabilities and stockholders' equity	$236,409,900	$218,736,100

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2017	2016
Revenues and other income:
Operating lease revenue, net	$29,002,700	$24,464,500
Maintenance reserves revenue, net	3,886,900	-
Finance lease revenue	1,571,500	868,100
Net gain on disposal of assets	791,500	2,149,600
Net gain on sales-type finance leases	297,400	1,216,700
Other income	3,800	17,400
	35,553,800	28,716,300
Expenses:
Depreciation	12,025,600	9,139,700
Interest	7,753,200	5,339,700
Management fees	6,109,200	5,216,400
Maintenance	2,924,300	3,285,700
Professional fees, general and administrative and other	1,945,100	1,667,600
Provision for impairment in value of aircraft	1,002,100	1,226,800
Bad debt expense	-	835,800
Insurance	271,300	309,200
Other taxes	90,300	(276,600)
	32,121,100	26,744,300
Income before income tax provision	3,432,700	1,972,000
Income tax (benefit)/provision	(3,966,500)	750,300
Net income	$7,399,200	$1,221,700
Earnings per share:
Basic	$5.10	$0.78
Diluted	$5.10	$0.78
Weighted average shares used in earnings per share computations:
Basic	1,449,576	1,566,699
Diluted	1,449,576	1,566,699

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2017 and 2016

	Number of Common Stock Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2015	1,566,699	$1,600	$14,780,100	$27,000,900	$(504,100)	$41,278,500
Net income	-	-	-	1,221,700	-	1,221,700
Balance, December 31, 2016	1,566,699	1,600	14,780,100	28,222,600	(504,100)	42,500,200
Repurchase of shares	(150,000)	-	-	-	(2,532,700)	(2,532,700)
Net income	-	-	-	7,399,200		7,399,200
Balance, December 31, 2017	1,416,699	$1,600	$14,780,100	$35,621,800	$(3,036,800)	$47,366,700

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2017	2016
Operating activities:
Net income	$7,399,200	$1,221,700
Adjustments to reconcile net income to net cash
provided by operating activities:
Net gain on disposal of assets	(791,500)	(2,149,600)
Net gain on sales-type finance leases	(297,400)	(1,216,700)
Depreciation	12,025,600	9,139,700
Provision for impairment in value of aircraft	1,002,100	1,226,800
Non-cash interest	1,012,300	879,000
Deferred income taxes	(4,296,800)	626,300
Changes in operating assets and liabilities:
Accounts receivable	1,000,700	400,100
Finance leases receivable	(510,700)	(668,200)
Prepaid expenses and other	(123,500)	(10,200)
Accounts payable and accrued expenses	(572,000)	(152,400)
Accrued interest on notes payable	188,100	(35,400)
Maintenance reserves and accrued costs	(2,171,000)	698,700
Security deposits	(232,300)	780,500
Unearned revenue	608,500	481,000
Income taxes payable	329,400	123,200
Net cash provided by operating activities	14,570,700	11,344,500
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	12,741,200	2,918,400
Proceeds from sale of assets held for sale, net of re-sale fees	193,000	3,422,800
Proceeds from insurance	-	18,886,700
Investment in direct financing leases	(7,614,200)	-
Purchases of aircraft and aircraft engines	(32,063,100)	(54,357,600)
Net cash used in investing activities	(26,743,100)	(29,129,700)
Financing activities:
Issuance of notes payable – Credit Facility	35,900,000	31,300,000
Repayment of notes payable – Credit Facility	(12,000,000)	(31,600,000)
Debt issuance costs	(1,152,500)	(65,000)
Issuance of notes payable – special purpose financing	-	19,609,900
Repayment of notes payable – special purpose financing	(4,111,700)	(1,986,300)
Net cash provided by financing activities	18,635,800	17,258,600
Net increase/(decrease) in cash and cash equivalents	6,463,400	(526,600)
Cash and cash equivalents, beginning of year	2,194,400	2,721,000
Cash and cash equivalents, end of year	$8,657,800	$2,194,400

During the years ended December 31, 2017 and 2016, the Company paid interest totaling $6,642,300 and $4,581,400, respectively.  The Company paid income taxes of $800 during each of 2017 and 2016.  During 2017, the Company repurchased 150,000 shares of common stock in exchange for an aircraft engine with a value of $2,532,700.

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Notes to Consolidated Financial Statements
Year Ended December 31, 2017

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, typically acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

In August 2016, AeroCentury Corp. formed two wholly-owned subsidiaries, ACY 19002 Limited ("ACY 19002") and ACY 19003 Limited ("ACY 19003") for the purpose of acquiring aircraft using a combination of cash and financing ("SPE Financing") separate from the parent's credit facility.  Financial information for AeroCentury Corp., ACY 19002 and ACY 19003 (collectively, the "Company") is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America ("GAAP") based upon the continuation of the business as a going concern.  All intercompany balances and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the current year's presentation.  These changes did not impact the previously reported revenue, net income, stockholders' equity or cash flows.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The carrying amount of the Company's money market funds included in cash and cash equivalents was $6,151,900 and $1,348,100 at December 31, 2017 and December 31, 2016, respectively.  The fair value of the Company's money market funds is categorized as Level 1 under the GAAP fair value hierarchy.

As of December 31, 2017 and December 31, 2016, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and assets held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. With respect to aircraft assets not on lease, the appraised value the Company uses is the average of current value appraisals from two appraisers, based on their understanding of the market for such aircraft and assuming an open and unrestricted market on an arm's length basis, and given an adequate amount of time for effective exposure to buyers.  For assets subject to lease, the Company uses the average of two appraisals calculated on an "encumbered" basis that takes into consideration the rental stream and future value at lease end based on each appraiser's estimate as adjusted for actual return conditions, using an appropriate discount rate.  An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the asset's carrying value exceeds its fair value.

(a)  Assets held for lease

During 2017 and 2016, the Company recorded impairment charges of $1,002,100 and $905,600, respectively, on its assets held for lease.

(b) Assets held for sale

The Company recorded no impairment charges on its aircraft held for sale during 2017.  During 2016, the Company recorded impairment charges of $321,200 on three assets prior to their sale during the year.

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

Borrowings under the Company's Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes that the effective interest rate under the Credit Facility approximates current market rates for such indebtedness at the balance sheet date, and therefore that the outstanding principal and accrued interest of $134,278,900 and $110,183,600 at December 31, 2017 and December 31, 2016, respectively, approximate their fair values on such dates.  The fair value of the Company's outstanding balance of its Credit Facility would be categorized as Level 3 under the GAAP fair value hierarchy.

The amounts payable under the Company's SPE Financing are payable through the fourth quarter of 2020 and bear a fixed rate of interest, as described in Note 6(b) to the consolidated financial statements.  The Company believes that the effective interest rate under the SPE Financing approximates current market rates for such indebtedness at the balance sheet date, and therefore that the outstanding principal and accrued interest of $13,535,300 and $17,654,200 approximate their fair values at December 31, 2017 and December 31, 2016, respectively.  Such fair value would be categorized as Level 3 under the GAAP fair value hierarchy.

(f) Impairment of Long-lived Assets

The Company reviews assets for impairment when there has been an event or a change in circumstances indicating that the carrying amount of a long-lived asset may not be recoverable. In addition, the Company routinely reviews all long-lived assets for impairment semi-annually. Recoverability of an asset is measured by comparison of its carrying amount to the future estimated undiscounted cash flows (without interest charges) that the asset is expected to generate.  Estimates are based on currently available market data and independent appraisals and are subject to fluctuation from time to time.  If these estimated future cash flows are less than the carrying value of an asset at the time of evaluation, any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Fair value is determined by reference to independent appraisals and other factors considered relevant by management. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of estimated future undiscounted cash flows and, if different conditions prevail in the future, material write-downs may occur.  As discussed in (e) Fair Value Measurements above, the Company recorded impairment provisions totaling $1,002,100 and $1,226,800 in 2017 and 2016, respectively.

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

The Company had no allowance for doubtful accounts at December 31, 2017 and 2016.

(k) Comprehensive Income

The Company does not have any comprehensive income other than the revenue and expense items included in the statements of operations.  As a result, comprehensive income equals net income for the years ended December 31, 2017 and 2016.

(l) Finance Leases

As of December 31, 2017, the Company had six aircraft subject to sales-type finance leases and three aircraft subject to direct financing leases.  All nine leases contain lessee bargain purchase options at prices substantially below the subject assets' estimated residual values at the exercise date for the options.  Consequently, the Company has classified each of these nine leases as finance leases for financial accounting purposes.  For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease.  For each of the six sales-type finance leases, the Company recognized as a gain or loss the amount equal to (i) the net investment in the sales-type finance lease plus any initial direct costs and lease incentives less (ii) the net book value of the subject aircraft at inception of the applicable lease.

The Company recognized revenue from interest earned on finance leases in the amount of $1,571,500 and $868,100 in 2017 and 2016, respectively.

(m) Maintenance Reserves and Accrued Maintenance Costs

Maintenance costs under the Company's triple net leases are generally the responsibility of the lessees.  Some of the Company's leases require payment of maintenance reserves, which are based upon lessee-reported usage and billed monthly, and are intended to accumulate and be applied by the Company toward reimbursement of most or all of the cost of the lessees' performance of certain maintenance obligations under the leases. Such reimbursements reduce the associated maintenance reserve liability.

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

(n) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 that created the new Topic 606 ("Topic 606") in the Accounting Standards Codification ("ASC").  Topic 606 also included numerous conforming additions and amendments to other Topics within the ASC.  Topic 606 established new rules that affect the amount and timing of revenue recognition for contracts with customers, but does not affect lease accounting and reporting.  As such, adoption of these provisions will not affect the Company's lease revenues but may affect the reporting of the Company's non-lease revenues.  On August 12, 2015, the FASB deferred the effective date of the provisions included in Topic 606 to years commencing after December 15, 2017, although early adoption was permitted for the year ended December 31, 2017.  Adoption may be reflected using either a full retrospective method, applying the standard to all periods presented, or a simplified method that does not recast prior periods but does disclose the effect of the adoption on the current period consolidated financial statements.  Since most of the Company's revenues arise from its lease contracts, which are not affected by the new standard, and since the Company's revenue recognition for other sources of revenue is generally the same as it was under previous accounting standards, the Company has determined that adoption of Topic 606, using the modified retrospective approach, does not have a material effect on its consolidated financial statements.

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

2. Finance Leases Receivable

During 2017, the Company leased a turboprop aircraft pursuant to a sales-type finance lease and recorded a related gain of $297,400.  The Company used cash of $7,614,200 for the acquisition of three regional jet aircraft, which are recorded as direct financing leases.

During 2016, the Company leased three turboprop aircraft pursuant to sales-type finance leases and recorded related gains totaling $1,208,100.  The Company also recorded gains totaling $8,600 related to the lessee's exercise of its purchase options under two sales-type finance leases.

At December 31, 2017 and December 31, 2016, the net investment included in sales-type finance leases and direct financing leases receivable were as follows:

	December 31, 2017	December 31, 2016
Gross minimum lease payments receivable	$27,074,400	$20,829,200
Less unearned interest	(3,513,400)	(3,360,900)
Finance leases receivable	$23,561,000	$17,468,300

As of December 31, 2017, minimum future payments receivable under finance leases were as follows:

Years ending

2018	$6,262,200
2019	7,087,600
2020	5,036,600
2021	5,381,000
2022	3,307,000
$27,074,400

3. Aircraft and Aircraft Engines Held for Lease or Sale

(a) Assets Held for Lease

At December 31, 2017 and December 31, 2016, the Company's assets held for lease consisted of the following.

	December 31, 2017		December 31, 2016
Type	Number owned	% of net book value	Number owned	% of net book value
Regional jet aircraft	13	82%	12	73%
Turboprop aircraft	10	17%	12	23%
Engines	1	1%	4	4%

During 2017 and 2016, the Company used cash of $32,063,100 and $54,357,600, respectively, for the purchase and capital improvement of aircraft.  At the time of purchase in 2016, the Company received $17,179,300 of maintenance reserves related to two aircraft; such reserves are reflected as a deduction in the amount of cash used for purchases and related acquisition costs in the investing activities section of the Company's statement of cash flows for the year ended December 31, 2016.

During 2017, the Company sold seven of its assets held for lease and recorded gains totaling $704,100.

In April 2016, one of the Company's turboprop aircraft was involved in an accident and was declared a total loss by the lessee's insurer.  The Company received insurance proceeds of $17,640,000 in May 2016 and recorded a gain of $2,146,500.

During 2017, the Company extended the leases for one of its assets held for lease.  The Company also leased, and subsequently sold, an aircraft that had been off lease at December 31, 2016.

Eight of the Company's aircraft held for lease were off lease at December 31, 2017, representing 13% of the net book value of the Company's aircraft and engines held for lease.  As discussed in Note 13, two of the off-lease aircraft were sold in the first quarter of 2018.

As of December 31, 2017, minimum future lease revenue payments receivable under non-cancelable operating leases were as follows:

Years ending

2018	$24,743,000
2019	24,641,300
2020	23,003,000
2021	15,901,600
2022	13,944,000
Thereafter	29,447,400
$131,680,300

(b) Assets Held for Sale

Assets held for sale at December 31, 2017 consist of turboprop airframe parts from three aircraft.

During 2017, the Company received $193,100 from the sale of parts and accrued receivables totaling $779,700 for 2017 parts sales, payment for which was received in 2018.  Of such amounts, $885,400 reduced the carrying value of the parts and $87,400 was recorded as gains in excess of the carrying value of the parts.  During 2016, the Company received $178,400 from the sale of parts, of which $175,300 reduced the carrying value of the parts and $3,100 was recorded as a gain.

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

Approximately 21% and 17% of the Company's operating lease revenue was derived from lessees domiciled in the United States during 2017 and 2016, respectively.  All revenues relating to aircraft leased and operated internationally are denominated and payable in U.S. dollars.

The tables below set forth geographic information about the Company's operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Years Ended December 31,
Operating Lease Revenue	2017	2016

Europe and United Kingdom	$14,941,100	$9,999,900
North America	8,506,700	6,840,500
Africa	3,306,100	4,430,300
Asia	1,251,300	1,800,400
Australia	997,500	1,140,000
Central and South America	-	253,400
	$29,002,700	$24,464,500

	December 31,
Net Book Value of Aircraft and Aircraft Engines Held for Lease	2017	2016

Europe and United Kingdom	$92,108,500	$105,088,300
North America	72,270,700	42,824,300
Off lease	24,636,900	13,113,200
Asia	6,082,100	6,463,700
Africa	-	21,724.400
Australia	-	3,585,900
	$195,098,200	$192,799,800

The table below set forth geographic information about the Company's finance lease revenue, grouped by domicile of the lessee:

	For the Years Ended December 31,
Finance Lease Revenue	2017	2016

Africa	$1,180,600	$868,100
United Kingdom	390,900	-
	$1,571,500	$868,100

5. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables.  The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

For the year ended December 31, 2017 the Company had five significant customers, four of which individually accounted for 28%, 20%, 14% and 11%, respectively, of operating lease revenue and one of which accounted for 75% of finance lease revenue.  For the year ended December 31, 2016 the Company had four significant customers, three of which individually accounted for 21%, 17% and 17%, respectively, of operating lease revenue and one of which accounted for 100% of finance lease revenue.

At December 31, 2017, the Company had receivables from four customers totaling $2,959,200 representing 77% of the Company's total accounts receivable, as well as receivables totaling $779,700 for parts sales related to its aircraft held for sale.  In early 2018, the Company received payments totaling $3,147,600 related to these receivables.

At December 31, 2016, the Company had receivables from two customers totaling $2,663,400 representing 78% of the Company's total accounts receivable.  The Company received payment for these receivables during 2017.

6. Notes Payable and Accrued Interest

At December 31, 2017 and December 31, 2016, the Company's notes payable and accrued interest consisted of the following:

	December 31, 2017	December 31, 2016
Credit Facility:
Principal	$134,000,000	$110,100,000
Unamortized debt issuance costs	(2,216,000)	(1,999,900)
Accrued interest	278,900	83,600
SPE Financing:
Principal	13,511,900	17,623,600
Accrued interest	23,400	30,600
	$145,598,200	$125,837,900

As of December 31, 2017, principal payments due under the Company's notes payable were as follows:

Years ending

2018	$4,300,700
2019	138,498,300
2020	4,712,900
$147,511,900

(a) Credit Facility

The Company's Credit Facility is provided by a syndicate of banks and is secured by all of the assets of the Company, including its aircraft and engine portfolio. In July 2017, the Credit Facility was amended to increase the total amount available for borrowing from $150 million to $170 million.  In December 2017, the Credit Facility was amended to allow for the Company's proposed acquisition of JetFleet Holding Corp. ("JHC"), discussed in Note 7.  Covenants regarding profitability, a debt to equity ratio and customer concentration were also modified.

The Credit Facility, which expires on May 31, 2019, can be expanded to a maximum of $180 million.  The Company was in compliance with all covenants under the Credit Facility at December 31, 2017 and December 31, 2016.

The unused amount of the Credit Facility was $36,000,000 and $39,900,000 as of December 31, 2017 and December 31, 2016, respectively.  The weighted average interest rate on the Credit Facility was 5.21% and 4.15% at December 31, 2017 and December 31, 2016, respectively.

(b) SPE Financing

In August 2016, the Company acquired two regional jet aircraft using cash and financing separate from its Credit Facility. The separate SPE Financing resulted in note obligations totaling $19,609,900, which are being paid from a portion of the rent payments on the related aircraft leases through October 3, 2020 and November 7, 2020, respectively, and which bear interest at the rate of 4.455% per annum.  The borrower under each note obligation is the special purpose entity that owns each aircraft.  The notes are collateralized by the aircraft and are recourse only to the special purpose entity borrower and its aircraft asset, subject to standard exceptions for this type of financing.  Payments due under the notes consist of quarterly principal and interest.  The combined balance of the notes payable and accrued interest on these notes at December 31, 2017 and December 31, 2016 was $13,535,300 and $17,654,200, respectively.

7. Acquisition of Management Company

In October 2017, the Company and JHC entered into an Agreement and Plan of Merger (the "Merger Agreement") for the acquisition of JHC by the Company in a reverse triangular merger ("Merger") for consideration of $3.5 million in cash and 129,286 shares of common stock of the Company, subject to adjustment as provided in the Merger Agreement.  The Company submitted an application to the State of California Department of Business Oversight (the "DBO") for a permit ("Permit") to issue securities to JHC's shareholders in the Merger, which Permit was issued on February 22, 2018 after a hearing with the DBO.  It is anticipated that the closing will occur early in the second quarter of 2018, upon the fulfillment of several conditions, including votes in favor of the Merger by certain specified constituencies of JHC shareholders.  The Company is evaluating the accounting for the Merger.

During the year ended December 31, 2017, the Company accrued $619,400 of expenses related to the proposed Merger transaction.  Such expenses are included in professional fees, general and administrative and other in the Company's consolidated statements of operations.

8. Contingencies

In the ordinary conduct of the Company's business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

9. Stockholder Rights Plan

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

10.  Income Taxes

The items comprising the income tax provision are as follows:

	For the Years Ended December 31,
	2017	2016
Current tax provision:
Federal	$-	$-
State	800	800
Foreign	329,500	123,200
Current tax provision	330,300	124,000
Deferred tax provision/(benefit):
Federal	1,159,700	626,700
State	35,100	45,100
Foreign	(111,300)	(45,500)
Net legislative change in corporate tax rate	(5,380,300)	-
Deferred tax (benefit)/provision	(4,296,800)	626,300
Total income tax (benefit)/provision	$(3,966,500)	$750,300

Total income tax (benefit)/expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Years Ended December 31,
	2017	2016

Income tax provision at statutory federal income tax rate	$1,167,100	$670,500
State tax provision, net of federal benefit	33,100	45,200
Non-deductible expenses	213,500	34,600
Net legislative change in corporate tax rate	(5,380,200)	-
Total income tax (benefit)/provision	$(3,966,500)	$750,300

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Deferred tax assets:
Maintenance reserves	$2,810,200	$6,846,800
Current and prior year tax losses	3,362,100	4,016,000
Foreign tax credit	295,800	77,700
Alternative minimum tax credit	45,500	45,500
Deferred maintenance, bad debt allowance and other	38,800	62,100
Deferred tax assets	6,552,400	11,048,100
Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	(14,591,000)	(23,012,800)
Deferred income	(495,100)	(865,800)
Net deferred tax liabilities	$(8,533,700)	$(12,830,500)

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and federal income tax purposes and are measured at enacted tax rates.  As of December 31, 2016, the Company measured its deferred tax items at an effective federal tax rate of 34%.  On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law.  Among other things, the Act reduced the Company's corporate federal tax rate to a flat 21% for years after 2017.  As a result, the Company's deferred tax items are measured at an effective federal tax rate of 21% as of December 31, 2017.  Although realization is not assured, management believes it is more likely than not that the entire deferred federal income tax asset will be realized.  The amount of the deferred federal income tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

The current year federal operating loss carryovers of approximately $16 million will be available to offset taxable income in future years through 2037 (and would be available in the two preceding years if the Company had taxable income in such years).  The current year state operating loss carryovers of approximately $62,000 will be available to offset taxable income in the two preceding years and in future years through 2037.  The Company expects to utilize the net operating loss carryovers remaining at December 31, 2017 in future years.

Utilization of the domestic NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code Section 382, as well as similar state provisions. In general, an "ownership change," as defined by the code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Any limitation may result in expiration of all or a portion of the NOL or tax credit carryforwards before utilization.

During the year ended December 31, 2017, the Company had pre-tax income from domestic sources of approximately $2.2 million and pre-tax income from foreign sources of approximately $1.2 million.  The Company had pre-tax income from domestic sources of approximately $1.6 million and pre-tax income from foreign sources of approximately $388,000 for the year ended December 31, 2016.  The foreign tax credit carryover will be available to offset federal tax expense in future years through 2027.

The Act repeals the corporate alternative minimum tax for tax years beginning after 2017.  In addition, beginning in 2018, the Company's alternative minimum tax credit ("MTC") will be available to offset federal tax expense and is refundable in an amount equal to 50% of the excess MTC for the tax year over the amount of the credit allowable for the year against regular tax liability.  In 2021, any remaining MTC will be fully refundable.

At December 31, 2017 and December 31, 2016, the Company had no material uncertain tax positions.

The Company accounts for interest related to uncertain tax positions as interest expense, and for income tax penalties as tax expense.

All of the Company's tax years remain open to examination other than as barred in the various jurisdictions by statutes of limitation.

11. Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
	2017	2016
Net income	$7,399,200	$1,221,700
Weighted average shares outstanding for the period	1,449,576	1,566,699
Basic earnings per share	$5.10	$0.78
Diluted earnings per share	$5.10	$0.78

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed using net income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period, of which the Company had none during 2017 and 2016.

12. Related Party Transactions

The Company's portfolio of leased aircraft assets is managed and administered under the terms of the Management Agreement with JMC, which is an integrated aircraft management, marketing and financing business and a subsidiary of JHC.  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company.

Under the Management Agreement, JMC receives a monthly management fee based on the net asset value of the assets under management.  JMC also receives an acquisition fee for locating assets for the Company.  Acquisition fees are included in the cost basis of the asset purchased.  JMC may receive a remarketing fee in connection with the re-lease or sale of the Company's assets.  Remarketing fees are amortized over the applicable lease term or included in the gain or loss on sale.  If the Merger is consummated, then the current JMC management fee structure will cease, but the costs previously borne by JMC in managing the Company's assets will be borne by the Company and will not be limited to the management fee amount, as was the case when the Management Agreement was in place.

Fees incurred during 2017 and 2016 were as follows:

	For the Years Ended December 31,
	2017	2016
Management fees	$6,109,200	$5,204,500
Acquisition fees	850,500	1,124,200
Remarketing fees	51,100	284,500

See the discussion in Note 7 regarding the Agreement and Plan of Merger for the acquisition of JHC by the Company.

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

13. Subsequent Events

In January 2018, the Company sold a turboprop aircraft and recorded a gain of approximately $47,000.

In February 2018, the Company sold a turboprop aircraft that had been written down to its net sales value at December 31, 2017.

On February 22, 2018, the DBO held a hearing regarding the Merger transaction pursuant to Section 25142 of the California Corporations Code, to determine whether the terms and conditions of the issuance of the Company's shares of Common Stock in the Merger to JHC's shareholders are fair.  Following the hearing, a permit was issued by the DBO, which will allow the issuance of the Company's common stock in the Merger transaction to be exempt from federal securities registration under Section 3(a)(10) of the Securities Act.  The Company is currently in the process of soliciting the consent of the JHC shareholders to the Merger which is one of the material conditions precedent to the closing of the Merger transaction.

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

The Company's management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's Disclosure Controls and concluded that the Company's Disclosure Controls were effective as of December 31, 2017.

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

Management evaluated the Company's Internal Control based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) and concluded that the Company's Internal Control was effective as of December 31, 2017.  This report does not include an attestation report on Internal Control by the Company's independent registered public accounting firm since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control Over Financial Reporting.  No change in Internal Control occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's Internal Control.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is included under (i) "Proposal 1: Election of Directors" as it relates to members of the Company's Board of Directors, including the Company's Audit Committee and the Company's Audit Committee financial experts, any changes to procedures by which security holders may recommend nominees to the Company's Board of Directors, (ii) "Information Regarding the Company's Directors and Officers" as it relates to the Company's executive officers, and (iii) "Section 16(a) Beneficial Ownership Reporting Compliance" as it relates to information concerning Section 16(a) beneficial ownership reporting compliance, in the Company's definitive proxy statement ("Proxy Statement"), to be filed in connection with the Company's 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

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
10.37
Agreement and Plan of Merger, dated as of October 26, 2017, by and among the AeroCentury Corp., Falcon Landing, Inc., JHC Holding Corp., and Fortis Advisors LLC, incorporated herein by reference to Exhibit 2.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2017

10.38
Fifth Modification Agreement between the Company and MUFG Union Bank, N.A., as Lender and Swing Line Lender, and as Agent, California Bank & Trust, a division of ZB, N.A., Columbia State Bank, Umpqua Bank, U.S. Bank National Association, and Columbia State Bank, dated December 20, 2017, incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2017

31.1	Certification of Michael G. Magnusson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Michael G. Magnusson Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

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

Date  March 8, 2018

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

Signature	Title	Dated

/s/ Michael G. Magnusson	President of the Registrant (Principal Executive Officer)	March 8, 2018
Michael G. Magnusson
/s/ Toni M. Perazzo	Director and Senior Vice President-Finance and Secretary of the Registrant (Principal Financial and Accounting Officer)	March 8, 2018
Toni M. Perazzo
/s/ Evan M. Wallach	Director and Chairman of the Board of Directors of the Registrant	March 8, 2018
Evan M. Wallach

/s/ Roy E. Hahn	Director	March 8, 2018
Roy E. Hahn

/s/ Karen M. Rogge	Director	March 8, 2018
Karen M. Rogge
/s/ David P. Wilson	Director	March 8, 2018
David P. Wilson