Form 10-Q
period 2018-03-31
AEROCENTURY CORP
filed 2018-05-15
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes  ☐ No  ☒

The number of shares of the Registrant's Common Stock outstanding as of May 15, 2018 was 1,416,699.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements in this Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of plans and objectives for future operations and any statements of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology are forward-looking statements. Forward-looking statements include these statements:  (i) in Item 1, "Notes to Financial Statements," that the Company does not expect to adopt ASU 2016-02 early, and expects to elect practical expedients in connection with its adoption; that the Company believes the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations; that the Company intends to hold a special meeting of the Company's shareholders to approve the issuance of Common Stock in connection with the merger with JetFleet Holding Corp. ("JHC"), that if the Company's shareholders approve the issuance of Common Stock in connection with the merger with JHC, the merger is anticipated to be consummated in the second quarter of 2018 or shortly thereafter;  (ii) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources," that based on its current projections, the Company believes that it will be in compliance with all of its Credit Facility covenants at future calculation dates; and that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility; (iii) in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations – Outlook," that the Company intends to hold a special meeting of the Company's stockholders in order to approve the issuance of AeroCentury Common Stock in connection with the merger; that the combination of the management function performed by JMC and the portfolio held by the Company will be accretive to the Company and will create shareholder value for the shareholders of the combined post-merger company; that the Company will incur certain non-recurring, non-tax deductible merger expenses in the periods leading up to the merger, and immediately following, as well as having to record, for accounting purposes, a settlement loss at the time of consummation of the merger; that the trend toward downward pressure on lease rates, resulting in lower margins, and fewer acquisition opportunities for the Company will continue for the short- to medium-term, until yields on alternative investments return to a more normal historical range; and that certain out-of-production aircraft owned by the Company may remain off lease for a significant period of time; (iv) in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results," that the Company believes it will continue to be in compliance with all of the covenants under its debt agreements; that the Company intends to acquire JHC; that the Company will incur significant additional expenses, including legal and third party consulting fees, which will be payable whether or not the Merger eventually occurs; that the Company will be required to record a substantial portion of the consideration paid for JHC as a settlement loss if the merger is consummated; that the Company believes that waivers or modifications of certain covenants from its Credit Facility lenders for post-merger periods obtained from the Credit Facility lenders are sufficient to avoid a default under such Credit Facility financial covenants; that the Company will have sufficient cash funds to make any required principal repayment that arises due to any Credit Facility borrowing limitations; that the Company typically acquires used aircraft; that the Company does not anticipate any worsening of the financial condition of its overall customer base, but believes that there may be further shakeouts of weaker carriers in economically troubled regions; that most of the Company's expected growth is outside of North America; that the Company intends to continue to focus solely on regional aircraft; that the Company's overall industry expertise may permit the Company to effectively manage new aircraft types; that effective mitigating factors exist against undue compensation-incented risk-taking by JMC and that the risk of such would be largely mitigated after the merger of JHC with ACY; that the burden and cost of complying with government regulatory requirements will fall primarily upon lessees of equipment; that the costs of complying with environmental regulations will not have a material adverse effect on the Company; that the Company's main vulnerability would be interruption to email communication, internally and with third parties, loss of customer and lease archives, and loss of document sharing between the Company's offices and remote workers; that sufficient replacement mechanisms exist such that there would not be a material adverse financial impact on the Company's business; and that while the Company believes that it has sufficient cyber-security measures and backup mechanisms in place commensurate with the risks to the Company of a successful cyber-attack or breach of its data security, its resources and technical sophistication may not be adequate to prevent all types of cyber-attacks.

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

Item 1. Financial Statements.

AeroCentury Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2018	2017
Assets:
Cash and cash equivalents	$4,793,100	$8,657,800
Accounts receivable, including deferred rent of $592,100 and $707,300 at March 31, 2018 and December 31, 2017, respectively	3,159,000	3,825,100
Finance leases receivable	22,893,400	23,561,000
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $35,068,600 and $33,234,200 at March 31, 2018 and December 31, 2017, respectively	188,858,000	195,098,200
Assets held for sale	4,821,800	4,966,500
Prepaid expenses and other	1,662,600	301,300
Total assets	$226,187,900	$236,409,900
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$820,100	$645,200
Notes payable and accrued interest, net of unamortized debt issuance costs of $1,817,200 and $2,216,000 at March 31, 2018 and December 31, 2017, respectively	133,768,100	145,598,200
Maintenance reserves	27,113,600	26,942,800
Accrued maintenance costs	294,300	1,275,300
Security deposits	2,968,800	3,147,900
Unearned revenues	4,398,600	2,447,500
Deferred income taxes	8,583,900	8,533,700
Income taxes payable	556,500	452,600
Total liabilities	178,503,900	189,043,200
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,629,999 shares issued, 1,416,699 shares outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	35,939,100	35,621,800
	50,720,800	50,403,500
Treasury stock at cost, 213,300 shares	(3,036,800)	(3,036,800)
Total stockholders' equity	47,684,000	47,366,700
Total liabilities and stockholders' equity	$226,187,900	$236,409,900

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues and other income:
Operating lease revenue, net	$6,462,900	$7,316,900
Finance lease revenue	379,000	325,400
Net (loss)/gain on disposal of assets	(8,200)	13,900
Net gain on sales-type finance leases	-	297,400
Other income	1,051,400	200
	7,885,100	7,953,800
Expenses:
Depreciation	2,941,900	2,936,100
Interest	2,254,100	1,610,300
Management fees	1,446,800	1,506,800
Professional fees, general and administrative and other	577,400	506,100
Maintenance	91,200	256,100
Insurance	79,700	73,200
Other taxes	22,600	22,600
	7,413,700	6,911,200
Income before income tax provision	471,400	1,042,600
Income tax provision	154,100	401,100
Net income	$317,300	$641,500
Earnings per share:
Basic	$0.22	$0.41
Diluted	$0.22	$0.41
Weighted average shares used in earnings per share computations:
Basic	1,416,699	1,550,032
Diluted	1,416,699	1,550,032

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$4,552,000	$4,258,100
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	3,195,000	570,100
Proceeds from sale of assets held for sale, net of re-sale fees	1,683,500	16,200
Investment in direct financing leases	-	(7,354,100)
Investment in aircraft parts and acquisition costs	(1,236,000)	(62,800)
Net cash provided by/(used in) investing activities	3,642,500	(6,830,600)
Financing activities:
Issuance of notes payable – Credit Facility	-	7,000,000
Repayment of notes payable – Credit Facility	(11,000,000)	(2,800,000)
Repayment of notes payable – special purpose financing	(1,059,200)	(1,013,300)
Net cash (used in)/provided by financing activities	(12,059,200)	3,186,700
Net (decrease)/increase in cash and cash equivalents	(3,864,700)	614,200
Cash and cash equivalents, beginning of period	8,657,800	2,194,400
Cash and cash equivalents, end of period	$4,793,100	$2,808,600

During the three months ended March 31, 2018 and 2017, the Company paid interest totaling $2,055,100 and $1,402,600, respectively.  The Company paid no income taxes during the three months ended March 31, 2018 or 2017.

The accompanying notes are an integral part of these statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, typically acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

In August 2016, AeroCentury Corp. formed two wholly-owned subsidiaries, ACY 19002 Limited ("ACY 19002") and ACY 19003 Limited ("ACY 19003") for the purpose of acquiring aircraft using a combination of cash and financing ("SPE Financing") separate from the parent's credit facility.  Financial information for AeroCentury Corp., ACY 19002 and ACY 19003 (collectively, the "Company") is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  All intercompany balances and transactions have been eliminated in consolidation.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2017.

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

The most significant estimates with regard to these condensed consolidated financial statements are the residual values and useful lives of the Company's long-lived assets, the amount and timing of future cash flows associated with each asset that are used to evaluate whether assets are impaired, accrued maintenance costs, accounting for income taxes, and the amounts recorded as allowances for doubtful accounts.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The carrying amount of the Company's money market funds included in cash and cash equivalents was $3,153,300 and $6,151,900 at March 31, 2018 and December 31, 2017, respectively.  The fair value of the Company's money market funds is categorized as Level 1 under the GAAP fair value hierarchy.

As of March 31, 2018 and December 31, 2017, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and assets held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the asset's carrying value exceeds its fair value.  The Company recorded no impairment charges on its aircraft held for lease or sale during the three months ended March 31, 2018 and 2017.

Fair Value of Other Financial Instruments

The Company's financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable, amounts borrowed under its credit facility (the "Credit Facility") and notes payable under special purpose financing.  The fair value of accounts receivable, finance leases receivable, accounts payable and the Company's maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments because of their short-term maturities.

Borrowings under the Company's Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rate under the Credit Facility approximates current market rates for such indebtedness at the balance sheet date, and therefore that the outstanding principal and accrued interest of $123,111,100 and $134,278,900 at March 31, 2018 and December 31, 2017, respectively, approximate their fair values on such dates.  The fair value of the Company's outstanding balance of its Credit Facility would be categorized as Level 3 under the GAAP fair value hierarchy.

The amounts payable under the Company's SPE financing are payable through the fourth quarter of 2020 and bear a fixed rate of interest, as described in Note 4(b) to the condensed consolidated financial statements.  The Company believes that the effective interest rate under the special purpose financing approximates current market rates for such indebtedness at the balance sheet date, and therefore that the outstanding principal and accrued interest of $12,474,200 and $13,535,300 approximates their fair value at March 31, 2018 and December 31, 2017, respectively.  Such fair value would be categorized as Level 3 under the GAAP fair value hierarchy.

(d) Finance Leases

As of March 31, 2018, the Company had six aircraft subject to sales-type finance leases and three aircraft subject to direct financing leases.  All nine leases contain lessee bargain purchase options at prices substantially below the subject assets' estimated residual values at the exercise date for the options.  Consequently, the Company has classified each of these nine leases as finance leases for financial accounting purposes.  For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease.  For each of the six sales-type finance leases, the Company recognized as a gain or loss the amount equal to (i) the net investment in the sales-type finance lease plus any initial direct costs and lease incentives less (ii) the net book value of the subject aircraft at inception of the applicable lease.

The Company recognized revenue from interest earned on finance leases in the amount of $379,000 and $325,400 in the three months ended March 31, 2018 and 2017, respectively.

(e) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 that created the new Topic 606 ("Topic 606") in the Accounting Standards Codification ("ASC").  Topic 606 also included numerous conforming additions and amendments to other Topics within the ASC.  Topic 606 established new rules that affect the amount and timing of revenue recognition for contracts with customers, but does not affect lease accounting and reporting.  As such, adoption of these provisions will not affect the Company's lease revenues.  On August 12, 2015, the FASB deferred the effective date of the provisions included in Topic 606 to years commencing after December 15, 2017, although early adoption was permitted for the year ended December 31, 2017.  As such, the Company has adopted Topic 606 as of January 1, 2018.  Adoption may be reflected using either a full retrospective method, applying the standard to all periods presented, or a simplified method that does not recast prior periods but does disclose the effect of the adoption on the current period consolidated financial statements.  Since most of the Company's revenues arise from its lease contracts, which are not affected by the new standard, and since the Company's revenue recognition for other sources of revenue is generally the same as it was under previous accounting standards, adoption of Topic 606 in the current year, using the modified retrospective approach, has had no effect on its consolidated financial statements.

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

The new standard requires a lessor to classify leases as sales-type, finance, or operating.  A lease will be treated as sales-type if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing.  If the lessor does not convey risks and rewards or control, an operating lease results.  A modified retrospective transition approach is required for lessors for sales-type, finance, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

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

In December of 2017, the United States enacted the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which had numerous effects on US corporate taxation, including reducing the federal corporate tax rate to 21%, substantially modifying the U.S. taxation of international investments and transactions, and repeals the alternative minimum tax.  Earlier this year, the SEC issued Staff Accounting Bulletin 118 ("SAB 118"), which clarifies that companies should account for the effects of the change in tax law as the results are determinable or reasonably estimable, continuing to account for items for which no reasonable estimate under the new law can be made under the provisions of the law as it existed before enactment of the Tax Act, and that companies would report any provisional amounts as soon as a reasonable estimate is available.  Under SAB 118, in no event should the period during which the effects of the law change are being analyzed but have not been completed exceed one year from enactment (the "measurement period"), the fourth quarter of 2018.  The Company has provided all estimates of the effects of the Tax Act that it has determined in its financial statements and expects that any further analysis will be completed within the measurement period.

2. Finance Leases Receivable

At March 31, 2018 and December 31, 2017, the net investment included in finance leases and direct financing leases receivable were as follows:

	March 31, 2018	December 31, 2017
Gross minimum lease payments receivable	$26,027,700	$27,074,400
Less unearned interest	(3,134,300)	(3,513,400)
Finance leases receivable	$22,893,400	$23,561,000

As of March 31, 2018, minimum future payments receivable under finance leases were as follows:

Years ending

Remainder of 2018	$5,215,500
2019	7,087,600
2020	5,036,600
2021	5,381,000
2022	3,307,000
$26,027,700

3. Aircraft and Aircraft Engines Held for Lease or Sale

(a) Assets Held for Lease

At March 31, 2018 and December 31, 2017, the Company's aircraft and aircraft engines held for lease consisted of the following:

	March 31, 2018		December 31, 2017
Type	Number Owned	% of net book value	Number owned	% of net book value
Regional jet aircraft	13	83%	13	82%
Turboprop aircraft	8	16%	10	17%
Engines	1	1%	1	1%

During the first quarter of 2018, the Company recorded $1,050,000 in other income resulting from cash received from the previous lessee of three aircraft that were returned to the Company during 2017.  Such payments were for unpaid maintenance reserves, as well as amounts due pursuant to the return conditions of the applicable leases. The Company did not accrue unpaid reserves or return condition amounts at the time of lease termination based on management's evaluation of the creditworthiness of the lessee.  Therefore, the Company is accounting for payments as they are received and recorded the amount in other income.

During the first quarter of 2018, the Company made deposits of $1,236,000 for two aircraft that it intends to acquire during the second quarter.  In addition to its investment in direct financing leases discussed in Note 2, during the first quarter of 2017, the Company used $62,800 for equipment to be installed on an aircraft and for acquisition costs related to aircraft acquired in 2016.

During the first quarter of 2018, the Company sold two of its aircraft held for lease and recorded a net loss of $8,200.

Six turboprop aircraft, representing 11% of the net book value of the Company's aircraft and engines held for lease, were off lease at March 31, 2018.

As of March 31, 2018, minimum future lease revenue payments receivable under noncancelable operating leases were as follows:

Years ending

Remainder of 2018	$18,515,500
2019	24,641,300
2020	23,003,000
2021	15,901,600
2022	13,944,000
Thereafter	29,447,500
$125,452,900

 (b) Assets Held for Sale

Assets held for sale at March 31, 2018 consist of turboprop airframe parts from two aircraft.

During the first quarter of 2018, the Company received $931,800 in cash and accrued $10,600 in receivables for parts sales.  These amounts were accounted for as follows: $779,700 reduced accounts receivable for parts sales accrued in 2017, $144,600 reduced the carrying value of the parts, and $18,100 was recorded as gains in excess of the carrying value of the parts.  During the first quarter of 2017, the Company received $16,200 from the sale of parts, of which $2,300 reduced the carrying value of the parts and $13,900 was recorded as a gain.

4. Notes Payable and Accrued Interest

At March 31, 2018 and December 31, 2017, the Company's notes payable and accrued interest consisted of the following:

	March 31, 2018	December 31, 2017
Credit Facility:
Principal	$123,000,000	$134,000,000
Unamortized debt issuance costs	(1,817,200)	(2,216,000)
Accrued interest	111,100	278,900
Special purpose financing:
Principal	12,452,600	13,511,900
Accrued interest	21,600	23,400
	$133,768,100	$145,598,200

(a) Credit facility

The Company's $170 million Credit Facility is provided by a syndicate of banks and is secured by all of the assets of the Company, including its aircraft and engine portfolio.  The Credit Facility, which expires on May 31, 2019, can be expanded to a maximum of $180 million.  The Company was in compliance with all covenants under the Credit Facility at March 31, 2018 and December 31, 2017.

The unused amount of the Credit Facility was $47,000,000 and $36,000,000 as of March 31, 2018 and December 31, 2017, respectively.

The weighted average interest rate on the Credit Facility was 5.30% and 5.21% at March 31, 2018 and December 31, 2017, respectively.

(b) SPE Financing

In August 2016, the Company acquired two regional jet aircraft using cash and financing separate from its Credit Facility.  The separate SPE Financing resulted in note obligations of $9,805,600 and $9,804,300, which are being paid from a portion of the rent payments on the related aircraft leases through October 3, 2020 and November 7, 2020, respectively, and which bear interest at the rate of 4.455% per annum.  The borrower under each note obligation is the special purpose entity that owns each aircraft.  The notes are collateralized by the aircraft and are recourse only to the special purpose entity borrower and its aircraft asset, subject to standard exceptions for this type of financing.  Payments due under the notes consist of quarterly principal and interest.  The combined balance of the notes payable and accrued interest on these notes at March 31, 2018 and December 31, 2017 was $12,474,200 and $13,535,300, respectively.

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

6. Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
	2018	2017
Net income	$317,300	$641,500
Weighted average shares outstanding for the period	1,416,699	1,550,032
Basic earnings per share	$0.22	$0.41
Diluted earnings per share	$0.22	$0.41

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

7. Related Party Transactions

The Company's portfolio of leased aircraft assets is managed and administered under the terms of a management agreement (the "Management Agreement") with JetFleet Management Corp. ("JMC"), which is an integrated aircraft management, marketing and financing business and a subsidiary of JetFleet Holding Corp. ("JHC").  Certain officers of the Company are also officers of JHC and JMC and hold significant ownership positions in both JHC and the Company.

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

Fees incurred during the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	2018	2017
Management fees	$1,446,800	$1,506,800
Acquisition fees	-	220,500
Remarketing fees	-	51,100

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

8. Acquisition of Management Company

In October 2017, the Company and JHC entered into an Agreement and Plan of Merger (the "Merger Agreement") for the acquisition of JHC by the Company in a reverse triangular merger ("Merger") for consideration of $3.5 million in cash and 129,286 shares of common stock of the Company, subject to adjustment as provided in the Merger Agreement.  The Company submitted an application to the State of California Department of Business Oversight (the "DBO") for a permit ("Permit") to issue securities to JHC's shareholders in the Merger, which Permit was issued on February 22, 2018 after a hearing with the DBO.  JHC has received the requisite consent of its shareholders to the Merger.  The Company intends to hold a special meeting of the Company's shareholders in order to approve the Merger and the issuance of AeroCentury Common Stock in connection with the Merger as required under the applicable listing rules of the NYSE  American exchange on which AeroCentury's common stock is traded.  Approval of the Merger is not required under Delaware or California corporate law, or under the Merger Agreement.  If the AeroCentury shareholders approve the issuance of AeroCentury Common Stock, the Merger is anticipated to be consummated in the second quarter of 2018 or shortly thereafter, but there can be no assurance that such closing will occur, or that it will occur in the anticipated time frame.

During the quarter ended March 31, 2018, the Company accrued $200,000 of expenses related to the proposed Merger transaction.  Such expenses are included in professional fees, general and administrative and other in the Company's consolidated statements of operations.

9. Subsequent Events

Subsequent to the execution of the Merger Agreement for the acquisition of JHC, JHC agreed to forebear on its right to receive certain fees otherwise owed by the Company to JHC pursuant to the Management Agreement for all periods after March 31, 2018 and until August 15, 2018, provided that the Company will still be required to reimburse JetFleet for certain expenses as required under the Management Agreement.  If the Merger Agreement is terminated on or before August 15, 2018 or the Merger otherwise does not close by August 15, 2018, this forbearance will end and the Company will be obligated to pay all such fees that JHC agreed to forebear.  If the Merger closes on or before August 15, 2018, this forbearance will be deemed to be a permanent waiver of such fees and the Company will not be required to pay such fees to JHC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2017 and the unaudited financial statements and related notes that appear elsewhere in this report.

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

During the first three months of 2018, the Company sold two aircraft for cash. The Company ended the period with a total of twenty-one aircraft and one engine held for lease, with a net book value of approximately $189 million.  This represents a 3% decrease compared to the net book value at December 31, 2017, as a result of two asset sales during the first quarter of 2018 as well as depreciation on its remaining assets held for lease.  The Company also owns nine aircraft subject to finance leases, three of which were acquired in 2017.

The Company has a globally diversified customer base of ten airlines in eight countries. Average portfolio utilization was approximately 90% during the first three months of 2018 compared with approximately 96% during the same period in 2017.  The decrease was due to asset sales during 2017 and 2018, as well as the return of several aircraft at lease end in 2017.

In July 2017, the Company expanded its revolving $150 million credit facility to $170 million.  The unused amount of the Credit Facility was $47,000,000 as of March 31, 2018. The weighted average interest rate on the Credit Facility was 5.30% at March 31, 2018.

Total revenues and other income for the quarter ended March 31, 2018 decreased by $0.1 million compared to the first quarter of 2017, primarily as a result of decreased operating lease revenues and decreased gains from asset dispositions, the effects of which were significantly offset by increased other income.

Net income for the quarter ended March 31, 2018 was $0.3 million, compared to net income of $0.6 million in the same period of 2017, resulting in basic and diluted earnings per share of $0.22 and $0.41 respectively.  Pre-tax profit margin for the quarter ended March 31, 2018 was 6% compared to 13% for the first quarter of 2017.  The first quarter of 2018 included $200,000 of expenses incurred in connection with the proposed acquisition of JHC by the Company.

Fleet Summary

Portfolio metrics of the Company's aircraft held for lease as of March 31, 2018 and December 31, 2017 were as follows.

	March 31, 2018	December 31, 2017
Number of aircraft and engines held for lease	22	24

Weighted average fleet age	11.5 years	11.4 years
Weighted average remaining lease term	57 months	58 months
Aggregate fleet net book value	$188,858,000	$195,098,200

	For the Three Months Ended March 31,
	2018	2017
Average portfolio utilization	90%	96%

The following table sets forth the net book value and percentage of the net book value, by type, of the Company's assets that were held for lease at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft:
Bombardier Dash-8-400	2	7%	2	7%
Bombardier Dash-8-300	3	6%	3	6%
Saab 340B Plus	2	2%	4	3%
Saab 340B	1	1%	1	1%

Regional jet aircraft:
Canadair 900 (*)	5	39%	5	38%
Embraer 175	3	16%	3	16%
Canadair 1000	2	15%	2	15%
Canadair 700	3	13%	3	13%

Engines:
Pratt & Whitney 150A	1	1%	1	1%

(*) December 31, 2017 includes a Canadair 705 that was converted to a Canadair 900 in 2018.

At March 31, 2018 and December 31, 2017, the Company also had nine aircraft subject to finance leases.

The following table sets forth the net book value and percentage of the net book value of the Company's assets that were held for lease at March 31, 2018 and December 31, 2017 in the indicated regions:

	March 31, 2018		December 31, 2017
Region	Net book value	% of net book value	Net book value	% of net book value
Europe	$90,544,500	48%	$92,108,500	47%
North America	71,324,400	38%	72,270,700	37%
Asia	5,968,300	3%	6,082,100	3%
Off lease	21,020,800	11%	24,636,900	13%
	$188,858,000	100%	$195,098,200	100%

For the quarter ended March 31, 2018, approximately 32%, 30%, and 22% of the Company's operating lease revenue was derived from customers in Slovenia, the United States and Spain, respectively.  Operating lease revenue does not include interest income from the Company's finance leases.  The following table sets forth geographic information about the Company's operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Three Months Ended March 31,
	2018		2017
Region	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue
Europe	3	56%	4	53%
North America	4	39%	4	24%
Africa	-	-	1	15%
Asia	1	5%	1	4%
Australia	-	-	1	4%

For the quarter ended March 31, 2018, approximately 70% and 30% of the Company's finance lease revenue was derived from customers in Africa and Europe, respectively.

Results of Operations

The Company recorded net income of $0.3 million for the quarter ended March 31, 2018.

Operating lease revenue decreased 12% to $6.5 million in the first quarter of 2018 from $7.3 million in the first quarter of 2017, primarily due to (i) the loss of revenue from assets that were on lease during the 2017 quarter, but off lease in 2018 and (ii) the loss of revenue from aircraft that were sold during 2017.  Such decreases were partially offset by revenue from assets purchased in mid-2017.

Average portfolio utilization decreased to approximately 90% during the first quarter of 2018 from approximately 96% during the first quarter of 2017.  The decrease was due to asset sales during late 2017 and 2018, as well as the return of several aircraft at lease end in 2017.

During the first quarter of 2018, the Company sold two aircraft and recorded a net loss of $8,200.  During the first quarter of 2017, the Company exchanged one of its spare engines for 150,000 shares of the Company's common stock held by a stockholder.  The Company recorded no gain or loss related to the exchange.

During the first quarter of 2017, the Company recorded a gain of $297,400 related to the sale of an aircraft pursuant to a sales-type finance lease.

During the first quarter of 2018, the Company recorded $1.1 million in other income resulting from cash received from the previous lessee of three aircraft that were returned to the Company during 2017.  Such payments were for unpaid maintenance reserves, as well as amounts due pursuant to the return conditions of the applicable leases. The Company did not accrue unpaid reserves or return condition amounts at the time of lease termination based on management's evaluation of the creditworthiness of the lessee.  Therefore, the Company is accounting for payments as they are received and recorded the amount in other income.

The Company added no equipment to its portfolio during the first quarter of 2018.  During the first quarter of 2017, the Company acquired three aircraft and entered into direct financing leases for such aircraft.

The average net book value of assets held for lease during the first quarters of 2018 and 2017 was approximately $190.4 million and $188.7 million, respectively.  Management fees, which are based on the net book value of the Company's aircraft and engines as well as finance lease receivable balances, were 4% lower for the first quarter of 2018 as compared to the same period of 2017, as a result of asset sales in late 2017 and 2018, the effect of which was only partially offset by the effect of aircraft acquired in 2017.

The Company's interest expense increased by 40% to $2.3 million in the first quarter of 2018 from $1.6 million in the same period of 2017, primarily as a result of both a higher average debt balance and a higher average interest rate in the 2018 period.

Professional fees, general and administrative and other expenses in the 2018 period included $200,000 incurred in connection with the proposed acquisition of JHC.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a) Credit Facility

The Company has a $170 million Credit Facility, as described in Note 4(a) to the Company's condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.  The Company was in compliance with all covenants at March 31, 2018 and December 31, 2017.

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

(i) Operating activities

The Company's cash flow from operations increased by $0.3 million in the first quarter of 2018 compared to the same period in 2017.  As discussed below, the increase in cash flow was primarily a result of increases in payments received for other income and operating lease revenue, as well as a decrease in payments for management fees.  This positive effect was partially offset by increases in payments for interest and maintenance and a decrease in payments received for security deposits.

(A)	Payments for other income

During the first quarter of 2018, the Company recorded $1.1 million in other income resulting from cash received from the previous lessee of three aircraft that were returned to the Company during 2017.  Such payments were for unpaid maintenance reserves, as well as amounts due pursuant to the return conditions of the applicable leases. The Company did not accrue unpaid reserves or return condition amounts at the time of lease termination based on management's evaluation of the creditworthiness of the lessee.  Therefore, the Company is accounting for payments as they are received and recorded the amount in other income.

(B)	Payments for operating lease revenue

Rent receipts from lessees increased by $0.6 million in the first quarter of 2018 compared to the same period in 2017, primarily due to higher rent from assets purchased and leased to customers during 2017.

As of the date of this filing, the Company is receiving no lease revenue for six aircraft held for lease that are off lease.  The total book value of these assets is $20.9 million, representing 11% of the Company's total assets held for lease.

(C)	Payments for management fees

Payments for management fees decreased by $0.5 million in the first quarter of 2018 compared to the same period in 2017, primarily as a result of a difference in the timing of payments from year to year.

(D)	Payments for interest

Payments for interest increased by $0.7 million in the first quarter of 2018 compared to the first quarter of 2017 as a result of a higher average debt balance and higher rates during the 2018 period.

(E)	Payments for maintenance

Although maintenance expense was lower in the first quarter of 2018 than in the same period in 2017, payments for maintenance increased by $0.6 million in the 2018 period compared to the 2017 period as a result of a difference in the timing of the payments.

(F)	Payments for security deposits

Net security deposits received by the Company decreased by $0.5 million in the first quarter of 2018 compared to the same period in 2017, primarily as a result of lease deposits received in connection with aircraft purchased by the Company and leased pursuant to direct financing leases during the 2017 period.  The Company received no such amounts in the 2018 period.

(ii) Investing activities

During the first quarters of 2018 and 2017, the Company received net cash of $4.9 million and $0.6 million, respectively, from the sale of assets. During the first quarter of 2018, the Company used cash of $1.2 million for deposits on two aircraft that it intends to acquire during the second quarter.  During the first quarter of 2017, the Company used cash of $7.4 million for acquisitions of aircraft leased pursuant to direct financing leases.

(iii) Financing activities

The Company made no borrowings under the Credit Facility during the first quarter of 2018.  During the first quarter of 2017, the Company borrowed an additional $7.0 million under the Credit Facility.  In the first quarters of 2018 and 2017, the Company repaid $11.0 million and $2.8 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow and the sale of assets.  During the first quarters of 2018 and 2017, the Company's special purpose entities repaid $1.1 million and $1.0 million, respectively, of principal.

Outlook

The Company has identified three factors that may affect the Company's growth and operating results:

• The Company entered into an Agreement and Plan of Merger to acquire JHC on October 26, 2017. There are several conditions to the closing of the Merger between the Company and JHC, most of which are out of the control of the Company.  On February 22, 2018, the State of California Department of Business Oversight ("DBO") held a hearing regarding the Merger pursuant to Section 25142 of the California Corporations Code, to determine whether the terms and conditions of the issuance of AeroCentury's shares of Common Stock in the Merger to JHC's shareholders are fair.  Following the hearing, a permit was issued by the DBO, which will allow the issuance of the Company's common stock in the Merger transaction to be exempt from federal securities registration under Section 3(a)(10) of the Securities Act.  The Company has received the consent of JHC's shareholders to the Merger.  The Company intends to hold a special meeting of the Company's stockholders in order to approve the issuance of AeroCentury Common Stock in connection with the Merger as required under the applicable listing rules of the NYSE American exchange on which AeroCentury's common stock is traded.  Approval of the Merger is not required under Delaware or California corporate law.  If the AeroCentury shareholders approve the issuance of AeroCentury Common Stock, the Merger is anticipated to be consummated in the second quarter of 2018 or shortly thereafter, but there can be no assurance that such closing will occur, or that it will occur in the anticipated time frame.

The Company believes that the combination of the management function performed by JMC and the portfolio held by the Company will be accretive to the Company and will create shareholder value for the shareholders of the combined post-Merger company, but such accretion may not be realized until after transaction and integration costs in connection with the Merger have been incurred.  The Company, however, will incur certain non-recurring, non-tax deductible Merger expenses in the periods leading up to the Merger, and immediately following, as well as having to record, for accounting purposes, a settlement loss at the time of consummation of the Merger, which could negatively affect the Company's results for those periods.

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

• Assumption of Expenses Covered under Management Agreement.  Under the Management Agreement, the Company pays a management fee to JMC based upon the book value of the Company's aircraft assets, an acquisition fee for each asset purchased by the Company, and a remarketing/re-lease fee for each sale or re-lease transaction entered into with respect to the Company's aircraft.  In return, JMC provides the Company with comprehensive management services, under which JMC has full responsibility for payment of all employee salaries and benefits, outside technical services, worldwide travel needed to promote the Company's business, office space, utilities, IT and communications, furniture and fixtures, and other general administrative and overhead costs.  Under the Management Agreement, if the fees collected are not enough to cover JMC's expenses in managing the Company's portfolio, such losses are borne entirely by JMC.  If the Merger is consummated, then the obligation to pay JMC management fees will cease, but the costs previously borne by JMC in managing the Company's assets will be borne by the Company and will not be limited, as is the case with the Management Agreement in place.

• AeroCentury's management will become internalized.  If the Merger is consummated, JHC will become a wholly-owned subsidiary of the Company and sole responsibility for management of the combined company will fall upon its management.  If the Company is dissatisfied with management services following consummation of the Merger, the Company would have to address the shortcomings internally, and if they cannot be resolved with the existing management and personnel, the Company may be required to reorganize its management structure and replace personnel or seek new third party management services, either of which could result in the Company incurring significant expense and use of resources.

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

Availability of Financing. The Company's continued growth will depend on its ability to continue to obtain capital, either through debt or equity financings.  One of the current primary limiters on the Company's ability to draw under the current credit facility is the covenant limitation on the Company's maximum debt to equity ratio. Under the current terms, even if the credit facility limit were increased, in order to utilize the higher limit, the Company would need to source additional equity capital in order to remain in compliance with the debt to equity ratio covenant to utilize the higher limit.  Thus, the Company would need to raise additional equity capital to accompany any increase in the current credit facility, or, in the alternative, would need to refinance its credit facility debt with a new lender with more favorable financial covenants not limited by the Company's current equity capitalization. One of the motivations for the Company to acquire JHC was to remove the outside management structure of the Company which was believed to be an impediment to attracting capital sources.  Even if the Merger is consummated, there can be no assurance that the Company will obtain such additional equity capital in the future or that it will be successful in obtaining more favorable credit facility financing, as a successful capital raising transaction depends on many factors, some of which are outside the Company's control.

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

The Company typically acquires used aircraft equipment.  The market for used aircraft equipment has been cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry.  The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, airline consolidations, the number of new aircraft on order, an excess supply of newly manufactured aircraft or used aircraft coming off lease, as well as introduction of new aircraft models and types that may be more technologically advanced, more fuel efficient and/or less costly to maintain and operate.  Values may also increase or decrease for certain aircraft types that become more or less desirable based on market conditions and changing airline capacity.  Because the Company's ability to borrow under its credit facility is subject to a covenant setting forth an upper limit on the ratio of (i) the outstanding debt under the facility to (ii) the appraised value of the collateral base of aircraft assets securing the credit facility, a significant drop in the appraised market value of the portfolio could require the Company to make a substantial prepayment of outstanding principal under the credit facility in order to avoid a default under the credit facility.

In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in the condition as required under the lease.  Each operating lease obligates a customer to return an asset to the Company in a specified condition, generally in a condition that will allow the aircraft to be readily re-leased to a new lessee, and/or pay an economic settlement for redelivery that is not in compliance with such specified conditions.  The Company strives to ensure this result through onsite management during the return process.  However, if the lessee were to become insolvent during the term of its lease and the Company had to repossess the asset, it is unlikely that the lessee would have the financial ability to meet these return obligations.  In addition, if the lessee filed for bankruptcy and rejected the aircraft lease, the lessee would be required to return the aircraft but would be relieved from further lease obligations, including return conditions specified in the lease.  In either case, it is likely that the Company would be required to expend funds in excess of any maintenance reserves collected to return the asset to a remarketable condition.

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

Concentration of Lessees and Aircraft Type. For the month ended March 31, 2018, the Company's four largest customers accounted for a total of approximately 84% of the Company's monthly operating lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company's financial results and borrowing base under the Credit Facility, and, therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company's revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any non-compliance that is not cured in the time permitted under the Credit Facility, the Company would need to seek waivers or amendment of the applicable covenants if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

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

The Company's management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's Disclosure Controls and concluded that the Company's Disclosure Controls were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting.  No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

AEROCENTURY CORP.
Date: May 15, 2018	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer