Form 10-Q
period 2018-06-30
AEROCENTURY CORP
filed 2018-08-10
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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
Yes  ☐ No  ☒

The number of shares of the Registrant's Common Stock outstanding as of August 10, 2018 was 1,416,699.

PART I
FINANCIAL INFORMATION
Forward-Looking Statements

As used in this report, unless the context indicates otherwise, the "Company" and "AeroCentury" refer to AeroCentury Corp. together with its consolidated subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  All statements in this report other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the Company's plans and objectives for future operations, the Company's future financial or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing.  Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology, are forward-looking statements.

Forward-looking statements in this report include statements about the following matters, although this list is not exhaustive:

•
The Company's business plans and strategies, including its continued focus on acquiring used regional aircraft, any potential for acquiring and managing new types and models of regional aircraft, and its expectation that most of its future growth will be outside of North America;

•
Matters related to the Company's proposed merger with JetFleet Holding Corp. ("JHC"), including: the Company's ability to obtain the approval of its stockholders to issue shares of its common stock as partial merger consideration; the ability to complete, and the timing of, the closing of the merger; and the anticipated impact of the merger (if completed) on the Company and its performance, including the amount and nature of merger expenses payable by the Company, certain losses and other accounting effects of the merger, any changes to the Company's risk profile after the Company internalizes the management services presently performed for the Company by JetFleet Management Corp. ("JMC"), a subsidiary of JHC, and the expectation that the combination effected by the merger could be accretive to the Company and create value for the stockholders of the combined post-merger company;

•
Certain industry trends and their impact on the Company and its performance, including: increasing competition that results in higher acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, downward pressure on lease rates for these aircraft; relatively lower market demand for older aircraft types that are no longer in production, which could cause certain of the Company's aircraft to remain off lease for significant periods of time; and expectations of shakeouts of weaker carriers in economically troubled regions, which could impact the financial condition and viability of certain of the Company's customers, and as a result, their demand for the Company's aircraft and their ability to fulfill their lease commitments and other obligations to the Company under existing leases;

•	Expectations about the Company's future liquidity, cash flow and capital requirements;

•
The Company's continued compliance with its existing credit facility and other outstanding debt instruments, including making payments of principal and interest thereunder as and when required and complying with the financial and other covenants included in the credit facility;

•	The expected impact of existing or known threatened legal proceedings;

•	The effect on the Company and its customers of complying with applicable government and regulatory requirements in the numerous jurisdictions in which the Company and its customers operate;

•	The Company's cyber vulnerabilities and the anticipated effects on the Company if a cybersecurity threat or incident were to materialize;

•
General economic, market, political and regulatory conditions, including anticipated changes in these conditions and the impact of such changes on customer demand and other facets of the Company's business; and

•	The impact of the foregoing on the prevailing market price and trading volume of the Company's common stock.

All of the Company's forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those projected or assumed by such forward-looking statements.  Among the factors that could cause such differences are: the continued availability of financing under the Company's credit facility or otherwise; the Company's ability to locate and acquire appropriate and revenue-producing assets; deterioration of the market for or appraised values of aircraft owned by the Company; a surge in interest rates; any noncompliance by the Company's lessees with obligations under their respective leases, including payment obligations; any economic downturn or other financial crises; the timing, rate and amount of maintenance expenses for the Company's asset portfolio, as well as the distribution of these expenses among the assets in the portfolio; the ability to complete the merger with JHC, and the timing of such completion; if and after the JHC merger is completed, the Company's ability to internalize the management services currently performed by JMC and the costs to the Company to internally perform these services; the Company's ability to raise capital on attractive terms when needed, or at all; limited trading volume in the Company's stock; and the other factors detailed under "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results and Liquidity" in this report.  In addition, the Company operates in a competitive and evolving industry in which new risks emerge from time to time, and it is not possible for the Company to predict all of the risks it may face, nor can it assess the impact of all factors on its business or the extent to which any factor or combination of factors could cause actual results to differ from expectations.  As a result of these and other potential risks and uncertainties, the Company's forward-looking statements should not be relied on or viewed as predictions of future events.

This cautionary statement should be read as qualifying all forward-looking statements included in this report, wherever they appear. All forward-looking statements and descriptions of risks included in this report are made as of the date hereof based on information available to the Company as of the date hereof, and except as required by applicable law, the Company assumes no obligation to update any such forward-looking statement or risk for any reason. You should, however, consult the risks and other disclosures described in the reports the Company files from time to time with the Securities and Exchange Commission after the date of this report for updated information.

Item 1. Financial Statements.

AeroCentury Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2018	2017
Assets:
Cash and cash equivalents	$4,378,000	$8,657,800
Accounts receivable, including deferred rent of $228,100 and $707,300 at June 30, 2018 and December 31, 2017, respectively	3,151,600	3,825,100
Finance leases receivable	22,066,100	23,561,000
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $38,219,000 and $33,234,200 at June 30, 2018 and December 31, 2017, respectively	210,592,000	195,098,200
Assets held for sale	4,736,100	4,966,500
Prepaid expenses and other	312,700	301,300
Total assets	$245,236,500	$236,409,900
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$2,277,900	$645,200
Notes payable and accrued interest, net of unamortized debt issuance costs of $1,483,500 and $2,216,000 at June 30, 2018 and December 31, 2017, respectively	147,642,500	145,598,200
Maintenance reserves	30,342,000	26,942,800
Accrued maintenance costs	359,800	1,275,300
Security deposits	3,434,800	3,147,900
Unearned revenues	4,764,200	2,447,500
Deferred income taxes	8,503,000	8,533,700
Income taxes payable	309,400	452,600
Total liabilities	197,633,600	189,043,200
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,629,999 shares issued, 1,416,699 shares outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	35,858,000	35,621,800
	50,639,700	50,403,500
Treasury stock at cost, 213,300 shares	(3,036,800)	(3,036,800)
Total stockholders' equity	47,602,900	47,366,700
Total liabilities and stockholders' equity	$245,236,500	$236,409,900

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
Revenues and other income:
Operating lease revenue	$13,286,800	$14,427,000	$6,823,900	$7,110,100
Finance lease revenue	740,400	757,700	361,300	432,300
Maintenance reserves revenue	-	686,000	-	686,000
Net gain on sales-type finance leases	-	297,400	-	-
Net gain/(loss) on disposal of assets	9,900	(133,900)	18,100	(147,700)
Other income	1,631,600	600	580,200	400
	15,668,700	16,034,800	7,783,500	8,081,100
Expenses:
Depreciation	6,092,300	5,879,100	3,150,400	2,943,000
Interest	4,619,400	3,353,000	2,365,100	1,742,800
Management fees	2,948,800	3,005,100	1,502,100	1,498,300
Professional fees, general and administrative and other	954,000	924,100	376,900	418,000
Maintenance	160,200	661,400	68,900	405,300
Provision for impairment in value of aircraft	298,200	454,300	298,200	454,300
Insurance	157,700	130,900	78,000	57,700
Other taxes	45,100	45,200	22,500	22,500
	15,275,700	14,453,100	7,862,100	7,541,900
Income/(loss) before income tax provision	393,000	1,581,700	(78,600)	539,200
Income tax provision	156,800	584,500	2,500	183,500
Net income/(loss)	$236,200	$997,200	$(81,100)	$355,700
Earnings/(loss) per share:
Basic	$0.17	$0.67	$(0.06)	$0.25
Diluted	$0.17	$0.67	$(0.06)	$0.25
Weighted average shares used in earnings/(loss) per share computations:
Basic	1,416,699	1,482,997	1,416,699	1,416,699
Diluted	1,416,699	1,482,997	1,416,699	1,416,699

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$11,191,500	$8,706,500
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	3,186,800	1,397,300
Proceeds from sale of assets held for sale, net of re-sale fees	2,644,900	112,600
Investment in direct financing leases	-	(7,614,200)
Investment in aircraft parts and acquisition costs	(22,606,000)	(21,735,900)
Net cash used in investing activities	(16,774,300)	(27,840,200)
Financing activities:
Issuance of notes payable – Credit Facility	21,000,000	26,000,000
Repayment of notes payable – Credit Facility	(17,500,000)	(2,800,000)
Repayment of notes payable – special purpose financing	(2,127,000)	(2,033,900)
Debt issuance costs	(70,000)	(65,000)
Net cash provided by financing activities	1,303,000	21,101,100
Net (decrease)/increase in cash and cash equivalents	(4,279,800)	1,967,400
Cash and cash equivalents, beginning of period	8,657,800	2,194,400
Cash and cash equivalents, end of period	$4,378,000	$4,161,800

During the six months ended June 30, 2018 and 2017, the Company paid interest totaling $3,942,500 and $2,890,700, respectively.  The Company paid income taxes of $1,600 and $800 during the six months ended June 30, 2018 and 2017.

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, typically acquires used regional aircraft and engines for lease to foreign and domestic regional carriers.

In August 2016, AeroCentury Corp. formed two wholly-owned subsidiaries, ACY SN 19002 Limited ("ACY 19002") and ACY SN 19003 Limited ("ACY 19003") for the purpose of acquiring aircraft using a combination of cash and financing ("SPE Financing" or "special purpose financing") separate from the parent's credit facility.  Financial information for AeroCentury Corp., ACY 19002 and ACY 19003 (collectively, the "Company") is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  All intercompany balances and transactions have been eliminated in consolidation.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The carrying amount of the Company's money market funds included in cash and cash equivalents was $2,154,400 and $6,151,900 at June 30, 2018 and December 31, 2017, respectively.  The fair value of the Company's money market funds is categorized as Level 1 under the GAAP fair value hierarchy.

As of June 30, 2018 and December 31, 2017, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and assets held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the asset's carrying value exceeds its fair value.  The Company recorded an impairment charge of $298,200 on one of its aircraft held for lease in the three months ended June 30, 2018.  The Company recorded an impairment charge of $454,300 on one of its assets held for lease in the quarter ended June 30, 2017.

Fair Value of Other Financial Instruments

The Company's financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable, amounts borrowed under its credit facility (the "Credit Facility") and notes payable under special purpose financing.  The fair value of accounts receivable, accounts payable and the Company's maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments because of their short-term maturities.  The fair value of finance lease receivables approximates the carrying value as discussed in (d) below.

Borrowings under the Company's Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rate under the Credit Facility approximates current market rates for such indebtedness at the balance sheet date, and therefore that the outstanding principal and accrued interest of $137,723,000 and $134,278,900 at June 30, 2018 and December 31, 2017, respectively, approximate their fair values on such dates.  The fair value of the Company's outstanding balance of its Credit Facility would be categorized as Level 3 under the GAAP fair value hierarchy.

The amounts payable under the Company's SPE Financing are payable through the fourth quarter of 2020 and bear a fixed rate of interest, as described in Note 4(b) to the condensed consolidated financial statements.  The Company believes that the effective interest rate under the special purpose financing approximates current market rates for such indebtedness at the balance sheet date, and therefore that the outstanding principal and accrued interest of $11,403,000 and $13,535,300 approximates their fair value at June 30, 2018 and December 31, 2017, respectively.  Such fair value would be categorized as Level 3 under the GAAP fair value hierarchy.

(d) Finance Leases

As of June 30, 2018, the Company had six aircraft subject to sales-type finance leases and three aircraft subject to direct financing leases.  All nine leases contain lessee bargain purchase options at prices substantially below the subject assets' estimated residual values at the exercise date for the options.  Consequently, the Company has classified each of these nine leases as finance leases for financial accounting purposes.  For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease.  For each of the six sales-type finance leases, the Company recognized as a gain or loss the amount equal to (i) the net investment in the sales-type finance lease plus any initial direct costs and lease incentives less (ii) the net book value of the subject aircraft at inception of the applicable lease.

The Company recognized interest earned on finance leases in the amount of $361,300 and $432,300 in the quarters ended June 30, 2018 and 2017, respectively and $740,400 and $757,700 in the six-month periods ended June 30, 2018 and 2017, respectively.

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

In December of 2017, the United States enacted the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which had numerous effects on U.S. corporate taxation, including reducing the federal corporate tax rate to 21%, substantially modifying the U.S. taxation of international investments and transactions, and repealing the alternative minimum tax.  In December of 2017, the Staff of the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides that companies should reflect in their financial statements the effects of the change in tax law in which the accounting is complete, as such completion occurs; provisional amounts for such effects for which the company can determine a reasonable estimate, as such estimates can be made; and continued accounting under the provisions of the law as it existed before enactment of the Tax Act for such effects for which no reasonable estimate under the new law can be made, until such a reasonable estimate is available and a provisional amount can be reported.  Under SAB 118, in no event should the period during which a company is obtaining, preparing, and analyzing the information needed to complete the accounting for the effects of the change in tax law exceed one year from enactment (the "measurement period"), the fourth quarter of 2018.  The Company has included the effects of the Tax Act in its financial statements and does not expect that further analysis will be required.

2. Finance Leases Receivable

At June 30, 2018 and December 31, 2017, the net investment included in finance leases and direct financing leases receivable were as follows:

	June 30, 2018	December 31, 2017
Gross minimum lease payments receivable	$24,839,100	$27,074,400
Less unearned interest	(2,773,000)	(3,513,400)
Finance leases receivable	$22,066,100	$23,561,000

As of June 30, 2018, minimum future payments receivable under finance leases were as follows:

Years ending

Remainder of 2018	$4,026,900
2019	7,087,600
2020	5,036,600
2021	5,381,000
2022	3,307,000
$24,839,100

3. Aircraft and Aircraft Engines Held for Lease or Sale

(a) Assets Held for Lease

At June 30, 2018 and December 31, 2017, the Company's aircraft and aircraft engines held for lease consisted of the following:

	June 30, 2018		December 31, 2017
Type	Number Owned	% of net book value	Number owned	% of net book value
Regional jet aircraft	13	73%	13	82%
Turboprop aircraft	10	26%	10	17%
Engines	1	1%	1	1%

During the three months and six months ended June 30, 2018, the Company recorded $579,000 and $1,629,000, respectively, in other income resulting from cash received from the previous lessee of three aircraft that were returned to the Company during 2017.  Such payments were for unpaid maintenance reserves, as well as amounts due pursuant to the return conditions of the applicable leases. The Company did not accrue unpaid reserves or return condition amounts at the time of lease termination based on management's evaluation of the creditworthiness of the lessee.  Therefore, the Company is accounting for payments as they are received and recorded the amount in other income.

During the second quarter of 2018, the Company used cash of $22,606,000 for the acquisition of two Dash 8-400 aircraft on lease to a customer in Croatia, as well as equipment added to an aircraft.

During the second quarter of 2017, the Company used $21,172,700 for the acquisition of two Embraer 175 aircraft on lease to a customer in the United States.  The Company also paid a $500,000 deposit for a third Embraer 175 aircraft which was acquired in the third quarter of 2017 and is on lease to the same customer.

The Company sold no aircraft during the second quarter of 2018.  During the second quarter of 2017, the Company sold two spare turboprop engines and recorded a loss of $173,700.

Six turboprop aircraft, representing 10% of the net book value of the Company's aircraft and engines held for lease, were off lease at June 30, 2018.

As of June 30, 2018, minimum future lease revenue payments receivable under noncancelable operating leases were as follows:

Years ending

Remainder of 2018	$13,858,100
2019	27,460,200
2020	25,821,900
2021	18,720,500
2022	16,762,900
Thereafter	34,732,900
$137,356,500

 (b) Assets Held for Sale

Assets held for sale at June 30, 2018 consist of turboprop airframe parts from two aircraft.

During the second quarter of 2018, the Company received $73,400 in cash and accrued $41,000 in receivables for parts sales.  These amounts were accounted for as follows: $10,600 reduced accounts receivable for parts sales accrued in the first quarter of 2018, $85,700 reduced the carrying value of the parts, and $18,100 was recorded as gains in excess of the carrying value of the parts.  During the second quarter of 2017, the Company received $96,300 from the sale of parts, of which $70,400 reduced the carrying value of the parts and $25,900 was recorded as a gain.

4. Notes Payable and Accrued Interest

At June 30, 2018 and December 31, 2017, the Company's notes payable and accrued interest consisted of the following:

	June 30, 2018	December 31, 2017
Credit Facility:
Principal	$137,500,000	$134,000,000
Unamortized debt issuance costs	(1,483,500)	(2,216,000)
Accrued interest	223,000	278,900
Special purpose financing:
Principal	11,384,800	13,511,900
Accrued interest	18,200	23,400
	$147,642,500	$145,598,200

(a) Credit facility

The Company's $170 million Credit Facility is provided by a syndicate of banks and is secured by all of the assets of the Company, including its aircraft and engine portfolio.  The Credit Facility, which expires on May 31, 2019, can be expanded to a maximum of $180 million.  The Company was in compliance with all covenants under the Credit Facility at June 30, 2018 and December 31, 2017.

The unused amount of the Credit Facility was $32,500,000 and $36,000,000 as of June 30, 2018 and December 31, 2017, respectively.

The weighted average interest rate on the Credit Facility was 5.51% and 5.21% at June 30, 2018 and December 31, 2017, respectively.

(b) SPE Financing

In August 2016, the Company acquired two regional jet aircraft using cash and financing separate from its Credit Facility.  The separate SPE Financing resulted in note obligations of $9,805,600 and $9,804,300, which are being paid from a portion of the rent payments on the related aircraft leases through October 3, 2020 and November 7, 2020, respectively, and which bear interest at the rate of 4.455% per annum.  The borrower under each note obligation is the special purpose entity that owns each aircraft.  The notes are collateralized by the aircraft and are recourse only to the special purpose entity borrower and its aircraft asset, subject to standard exceptions for this type of financing.  Payments due under the notes consist of quarterly principal and interest.  The combined balance of the notes payable and accrued interest on these notes at June 30, 2018 and December 31, 2017 was $11,403,000 and $13,535,300, respectively.

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

6. Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
Net income/(loss)	$236,200	$997,200	$(81,100)	$355,700
Weighted average shares outstanding for the period	1,416,699	1,482,997	1,416,699	1,416,699
Basic earnings/(loss) per share	$0.17	$0.67	$(0.06)	$0.25
Diluted earnings/(loss) per share	$0.17	$0.67	$(0.06)	$0.25

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

7. Acquisition of Management Company

In October 2017, the Company and JetFleet Holding Corp. ("JHC") entered into an Agreement and Plan of Merger (the "Merger Agreement") for the acquisition of JHC by the Company in a reverse triangular merger ("Merger") for consideration of $3.5 million in cash and 129,286 shares of common stock of the Company, subject to adjustment as provided in the Merger Agreement.  The Company submitted an application to the State of California Department of Business Oversight (the "DBO") for a permit ("Permit") to issue securities to JHC's shareholders in the Merger, which Permit was issued on February 22, 2018 after a hearing with the DBO.  JHC has received the requisite consent of its shareholders to the Merger.  The Company intends to hold a special meeting of the Company's shareholders in order to approve the Merger and the issuance of AeroCentury Common Stock in connection with the Merger as required under the applicable listing rules of the NYSE American exchange on which AeroCentury's common stock is traded.  Approval of the Merger is not required under Delaware or California corporate law, or under the Merger Agreement.  If the AeroCentury shareholders approve the issuance of AeroCentury Common Stock, the Merger is anticipated to be consummated in the third quarter of 2018 or shortly thereafter, but there can be no assurance that such closing will occur, or that it will occur in the anticipated time frame.

During the quarter and six months ended June 30, 2018, the Company accrued $64,300 and $264,200 of expenses related to the proposed Merger transaction.  During the quarter and six months ended June 30, 2017, the Company accrued $24,100 and $125,900 of expenses related to the proposed Merger transaction.  Such expenses are included in professional fees, general and administrative and other in the Company's consolidated statements of operations.

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

See the description of the Merger Agreement between the Company and JHC in Note 7 above.

In April 2018, subsequent to the execution of the Merger Agreement for the acquisition of JHC, JHC agreed to waive  its right to receive management and acquisition fees ("Contract Fees") otherwise owed by the Company to JHC pursuant to the Management Agreement for all periods after March 31, 2018 and until the earlier of the consummation of the Merger or August 15, 2018.  In return, the Company agreed to reimburse JMC for expenses ("Management Expense") incurred in providing management services set forth under the Management Agreement.  In July 2018, JHC agreed to extend the expiration of this agreement (the "Waiver and Reimbursement Agreement") through October 15, 2018.  Thus, if the Merger Agreement is terminated on or before October 15, 2018 or the Merger otherwise does not close by October 15, 2018, the Company would become obligated to JMC pay any excess (the "JMC Margin") of (i) the Contract Fees that would have been paid to JMC since April 1, 2018  in the absence of the Waiver and Reimbursement Agreement over (ii) the Management Expenses actually paid by the Company to JMC since April 1, 2018.  For the quarter and six months ended June 30, 2018,  contractual fees exceeded the reimbursed management fees by $497,200 of management fees and $494,400 of acquisition fees.  Notwithstanding the Waiver and Reimbursement Agreement, until the closing or termination of the Merger Agreement, the Company will accrue as an expense the total Contract Fees that would have been due under the Management Agreement. If the Merger closes on or before October 15, 2018, the Waiver and Reimbursement Agreement for the period beginning on April 1, 2018, and ending on the consummation of the Merger will be considered in the acquisition accounting for the calculation of the settlement loss recognized by the Company when the Merger is consummated.

Fees incurred during the three months and six months ended June 30, 2018 and 2017 were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
Management fees	$2,948,800	$3,005,100	$1,502,100	$1,498,300
Acquisition fees	494,400	641,900	494,400	421,400
Remarketing fees	-	51,100	-	-

In March 2017, the Company exchanged one of its engines for 150,000 shares of common stock of the Company held by a holder of more than 5% of the Company's then-outstanding common stock.  The Company recorded no gain or loss related to the exchange.

9. Subsequent Events

In July 2018, the Company and one if its customers that leases six of the Company's aircraft under sales-type finance leases agreed to apply approximately $4,300,000 of maintenance reserves previously paid by the Company to the purchase by the customer of three of the aircraft.  A cash payment by the customer is also required. The Company expects that the transaction will close during the third quarter of 2018 and does not expect to record a gain or loss.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2017 and the unaudited financial statements and related notes that appear elsewhere in this report.  Pursuant to Instruction 2 to Item 303(b) of Regulation S-K promulgated by the Securities and Exchange Commission, in preparing this discussion, the Company has presumed that readers have access to and have read the discussion under the same heading that appears in the Company's Form 10-K for the year ended December 31, 2017.  The following discussion contains forward-looking statements.  Please see the cautionary note regarding these statements at the beginning of this report.

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

During the second quarter of 2018, the Company purchased two aircraft.   The Company ended the period with a total of twenty-three aircraft and one engine held for lease, with a net book value of approximately $210 million.  This represents an 8% increase compared to the net book value at December 31, 2017, as a result of the aircraft purchases, as well as two asset sales during the first quarter of 2018 and depreciation on its remaining assets held for lease.  The Company also owns nine aircraft subject to finance leases, three of which were acquired in 2017.

The Company has a globally diversified customer base of eleven airlines in nine countries. Average portfolio utilization was approximately 91% during the second quarter of 2018 compared with approximately 94% during the same period in 2017, and approximately 90% during the first six months of 2018 compared with approximately 95% during the first six months of 2017.  The decrease was due to asset sales during 2017 and 2018, as well as the return of several aircraft at lease end in 2017.

In July 2017, the Company expanded its revolving credit facility (referred to as the "Credit Facility" or the "credit facility") from $150 million to $170 million.  The unused amount of the Credit Facility was $32,500,000 as of June 30, 2018. The weighted average interest rate on the Credit Facility was 5.51% at June 30, 2018.

The Company has agreed to acquire, by way of merger (the "Merger"), JetFleet Holding Corp. ("JHC").  JHC is the owner of JetFleet Management Corp. ("JMC"), an integrated aircraft management, marketing and financing business that manages and administers the Company's portfolio of leased aircraft assets under the terms of a management agreement (the "Management Agreement").  If the Merger is completed, these management and administration services will be internalized and performed by the Company following completion.

Total revenues and other income for the quarter ended June 30, 2018 decreased by $0.3 million compared to the second quarter of 2017, and total revenues and other income for the six months ended June 30, 2018 decreased by $0.4 million compared to the first six months of 2017, primarily as a result of decreased operating lease revenues and maintenance reserves revenues, the effects of which were significantly offset by increased other income and gains on sales of aircraft parts in the 2018 period versus net losses on sales of assets in the 2017 period.

Net loss for the quarter ended June 30, 2018 was $0.1 million, compared to net income of $0.4 million in the same period of 2017, resulting in basic and diluted earnings per share of $(0.06) and $0.25 respectively.  Net income for the six months ended June 30, 2018 was $0.2 million, compared to net income of $1.0 million in the same period of 2017, resulting in basic and diluted earnings per share of $0.17 and $0.67, respectively.  Pre-tax profit margin (which the Company calculates as its income before income tax provision as a percentage of its revenues and other income) for the quarter ended June 30, 2018 was (1%) compared to 7% for the second quarter of 2017, and pre-tax profit margin for the six months ended June 30, 2018 was 3% compared to 10% for the same period of 2017 .  The second quarters and first six months of 2018 and 2017 included $64,300 and $24,100 and $264,200 and $125,900, respectively, of expenses incurred in connection with the proposed acquisition of JHC by the Company.

Fleet Summary – Assets Held for Lease

Portfolio metrics of the Company's aircraft held for lease as of June 30, 2018 and December 31, 2017 were as follows.

	June 30, 2018	December 31, 2017
Number of aircraft and engines held for lease	24	24

Weighted average fleet age	11.5 years	11.4 years
Weighted average remaining lease term	57 months	58 months
Aggregate fleet net book value	$210,592,000	$195,098,200

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
Average portfolio utilization	90%	95%	91%	94%

The following table sets forth the net book value and percentage of the net book value, by type, of the Company's assets that were held for lease at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft:
Bombardier Dash-8-400	4	18%	2	7%
Bombardier Dash-8-300	3	5%	3	6%
Saab 340B Plus	2	2%	4	3%
Saab 340B	1	1%	1	1%

Regional jet aircraft:
Canadair 900 (*)	5	35%	5	38%
Embraer 175	3	14%	3	16%
Canadair 1000	2	13%	2	15%
Canadair 700	3	11%	3	13%

Engines:
Pratt & Whitney 150A	1	1%	1	1%

(*) December 31, 2017 includes a Canadair 705 that was converted to a Canadair 900 in 2018.

At June 30, 2018 and December 31, 2017, the Company also had nine aircraft subject to finance leases.

The following table sets forth the net book value and percentage of the net book value of the Company's assets that were held for lease at June 30, 2018 and December 31, 2017 in the indicated regions (based on the domicile of the lessee):

	June 30, 2018		December 31, 2017
Region	Net book value	% of net book value	Net book value	% of net book value
Europe	$113,905,000	54%	$92,108,500	47%
North America	70,378,100	33%	72,270,700	37%
Asia	5,854,400	3%	6,082,100	3%
Off lease	20,454,500	10%	24,636,900	13%
	$210,592,000	100%	$195,098,200	100%

For the quarter ended June 30, 2018, approximately 30%, 28%, and 21% of the Company's operating lease revenue was derived from customers in Slovenia, the United States and Spain, respectively.  Operating lease revenue does not include interest income from the Company's finance leases.  The following table sets forth geographic information about the Company's operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Three Months Ended June 30,
	2018		2017
Region	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue
Europe	4	58%	4	53%
North America	4	37%	4	24%
Africa	-	-	1	15%
Asia	1	5%	1	4%
Australia	-	-	1	4%

For the quarter ended June 30, 2018, approximately 70% and 30% of the Company's finance lease revenue was derived from customers in Africa and Europe, respectively.

Results of Operations

(a)   Quarter ended June 30, 2018 compared to the quarter ended June 30, 2017

The Company recorded a net loss of $0.1 million for the quarter ended June 30, 2018, compared to net income of $0.4 million in the same period of 2017.

Operating lease revenue decreased 4% to $6.8 million in the second quarter of 2018 from $7.1 million in the second quarter of 2017, primarily due to (i) the loss of revenue from assets that were on lease during the 2017 quarter, but off lease in 2018 and (ii) the loss of revenue from aircraft that were sold during 2017.  Such decreases were partially offset by revenue from assets purchased in mid-2017 and in the 2018 quarter.

Average portfolio utilization decreased to approximately 91% during the second quarter of 2018 from approximately 94% during the second quarter of 2017.  The decrease was due to asset sales during late 2017 and 2018, as well as the return of several aircraft at lease end in 2017.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time.  The Company recorded no such revenue during the second quarter of 2018.  During the second quarter of 2017, the Company recorded maintenance reserves revenue of $0.4 million related to an economic adjustment when an aircraft was returned at lease expiration and $0.3 million of retained reserves when two aircraft were returned prior to lease expiration.

The Company sold no aircraft during the second quarter of 2018.  During the second quarter of 2017, the Company sold two of its spare engines and recorded a loss of $0.2 million.

During the second quarter of 2018, the Company recorded $0.6 million in other income resulting from cash received from the previous lessee of three aircraft that were returned to the Company during 2017.  Such payments were for unpaid maintenance reserves, as well as amounts due pursuant to the return conditions of the applicable leases. The Company did not accrue unpaid reserves or return condition amounts at the time of lease termination based on management's evaluation of the creditworthiness of the lessee.  Therefore, the Company is accounting for payments as they are received and recorded the amount in other income.

The Company purchased two aircraft subject to operating leases during each of the second quarters of 2018 and 2017.

The average net book value of assets held for lease during the second quarters of 2018 and 2017 was approximately $203.3 million and $190.9 million, respectively.  Management fees, which are based on the net book value of the Company's aircraft and engines as well as finance lease receivable balances, were approximately the same in the second quarters of 2018 and 2017.

The Company's interest expense increased by 36% to $2.4 million in the second quarter of 2018 from $1.7 million in the same period of 2017, primarily as a result of both a higher average debt balance and a higher average interest rate in the 2018 period, as well as higher fee amortization.

The Company's maintenance expense decreased by 83% to $0.1 million in the second quarter of 2018 from $0.4 million in the same period of 2017 primarily as a result of a decrease in maintenance performed by the Company on off-lease aircraft to prepare them for sale or re-lease.

During each of the quarters ended June 30, 2018 and 2017, the Company recorded an impairment provision of $0.3 million and $0.5 million, respectively, for an asset held for lease, based on appraised values.

Professional fees, general and administrative and other expenses for the quarters ended June 30, 2018 and 2017 included $64,300 and  $24,100, respectively, incurred in connection with the proposed acquisition of JHC.

(b)   Six months ended June 30, 2018 compared to the six months ended June 30, 2017

The Company recorded net income of $0.2 million for the six months ended June 30, 2018, compared to net income of $1.0 million in the same period of 2017.

Operating lease revenue decreased 8% to $13.3 million in the first six months of 2018 from $14.4 million in the second quarter of 2017, primarily due to (i) the loss of revenue from assets that were on lease during the 2017 quarter, but off lease in 2018 and (ii) the loss of revenue from aircraft that were sold during 2017.  Such decreases were partially offset by revenue from assets purchased in mid-2017 and in 2018.

Average portfolio utilization decreased to approximately 90% during the first six months of 2018 from approximately 95% during the first six months of 2017.  The decrease was due to asset sales during late 2017 and 2018, as well as the return of several aircraft at lease end in 2017.

During the six months ended June 30, 2018, the Company recorded net gains of $9,900 on the sale of two aircraft and aircraft parts.  During the six months ended June 30, 2017, the Company recorded a gain of $297,400 on the sale of an aircraft pursuant to a sales-type finance lease.  In the 2017 period, the Company also sold two of its spare engines and recorded a loss of $0.2 million, and recorded gains totaling $39,800 related to the sale of parts from two assets that are held for sale. Additionally, the Company exchanged one of its spare engines for 150,000 shares of the Company's common stock held by a stockholder.  The Company recorded no gain or loss related to the exchange.

During the six months ended June 30, 2018, the Company recorded $1.6 million in other income resulting from cash received from the previous lessee of three aircraft that were returned to the Company during 2017.  Such payments were for unpaid maintenance reserves, as well as amounts due pursuant to the return conditions of the applicable leases. The Company did not accrue unpaid reserves or return condition amounts at the time of lease termination based on management's evaluation of the creditworthiness of the lessee.  Therefore, the Company is accounting for payments as they are received and recorded the amount in other income.

The Company purchased two aircraft subject to operating leases during the first six months of 2018.   During the first six months of 2017, the Company acquired two aircraft that are subject to operating leases, as well as three aircraft that the Company leased pursuant to direct financing leases to the seller of such aircraft.

The average net book value of assets held for lease during the six months ended June 30, 2018 and 2017 was approximately $196.8 million and $189.8 million, respectively.  Management fees, which are based on the net book value of the Company's aircraft and engines as well as finance lease receivable balances, were 2% lower in the first six months of 2018 as compared to the same period of 2017.

The Company's interest expense increased by 38% to $4.6 million in the six months ended June 30, 2018 from $3.4 million in the same period of 2017, primarily as a result of both a higher average debt balance and a higher average interest rate in the 2018 period, as well as higher fee amortization.

The Company's maintenance expense decreased by 76% to $0.2 million in the first half of 2018 from $0.7 million in the same period of 2017, as a result of a decrease in maintenance performed by the Company on off-lease aircraft to prepare them for sale or re-lease.

During each of the six months ended June 30, 2018 and 2017, the Company recorded an impairment provision of $0.3 million and $0.5 million, respectively, for an asset held for lease, based on appraised value.

Professional fees, general and administrative and other expenses for the six months ended June 30, 2018 and 2017 included $264,200 and $125,900, respectively,  incurred in connection with the proposed acquisition of JHC.

The Company's provision for income taxes decreased by 73% to $0.2 million in the first six months of 2018 from $0.6 million in the same period of 2017 as a result of lower pre-tax income in 2018, as well as lower tax rates provided in the Tax Act of 2017.

Liquidity and Capital Resources

The Company is currently financing its assets primarily through debt financing and excess cash flows.

(a) Credit Facility

The Company has a $170 million Credit Facility that matures on May 31, 2019, as described in Note 4(a) to the Company's condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.  In addition to payment obligations, the Credit Facility contains financial covenants with which the Company must comply, including, but not limited to, positive earnings requirements, minimum net worth standards and certain ratios, such as debt to equity ratios.  The Company was in compliance with all covenants at June 30, 2018 and December 31, 2017.

If the Company were to become out of compliance with any of its Credit Facility covenants at future calculation dates, the Company would need to request waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.  The Company is currently negotiating new financing terms with its current lenders and other financing sources.

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

(b) Special purpose financings

In August 2016, the Company acquired, using wholly-owned special purpose entities, two regional jet aircraft, using cash and third-party financing (referred to as "special purpose financing or "SPE Financing") separate from its Credit Facility, as described in Note 4(b) to the Company's condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

(c) Cash flow

The Company's primary sources of cash are payments due under the Company's operating and finance leases, maintenance reserves, which are billed monthly to lessees based on asset usage, and proceeds from the sale of aircraft and engines.

The Company's primary uses of cash are for (i) purchases of assets, (ii) Credit Facility and special purpose financing interest and principal payments, (iii) maintenance expense and reimbursement to lessees from collected maintenance reserves, (iv) management fees and expense reimbursement owed to JMC, and (v) professional fees, including legal, accounting and directors' fees costs.

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

Management fees paid by the Company are relatively predictable because they are based on the net asset value of the Company's portfolio and finance lease receivable balances.  As discussed above in Results of Operations, the Company and JHC agreed to the waiver of certain fees beginning April 1, 2018, in exchange for reimbursement of certain expenses by the Company to JMC.  Because of this, the risk of increased costs for employee salaries and benefits, worldwide travel related to the management of the Company's aircraft portfolio, office rent, outside technical experts and other overhead expenses became the responsibility of the Company rather than JMC beginning with the second quarter of 2018.  The shift in responsibility for these expenses is expected to continue if and after the Merger is completed, since the management and administrative services currently performed by JMC will be internalized and the Company will no longer pay a management fee to an unconsolidated third party in exchange for the performance of these services.  As a result, the Company expects the types, timing and amounts of, and patterns and trends with respect to, its recorded expenses to change as a result of the Merger, but the manner and extent of these changes remains uncertain until the Company begins to internally perform and control these functions.

The amount of interest paid by the Company depends primarily on the outstanding balance of its Credit Facility, which carries a floating interest rate as well as an interest rate margin, and is therefore also dependent on changes in prevailing interest rates.  Interest related to the Company's special purpose financings is payable at a fixed rate.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility based upon its estimates of future revenues and expenditures, which include assumptions regarding (i) revenues for assets to be re-leased, (ii) cost and anticipated timing of maintenance to be performed, (iii) required debt payments, (iv) timely use of proceeds of unused debt capacity for additional acquisitions of income producing assets, (v) interest rates and (vi) the amount, timing and patterns of management and administrative expenses to be borne by the Company after completion of the Merger.  Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  As discussed above, in "Liquidity and Capital Resources – (a) Credit Facility," and below in Outlook and Factors that May Affect Future Results and Liquidity, there are a number of factors that may cause actual results to deviate from such forecasts.  If these assumptions turn out to be incorrect and the Company's cash requirements exceed its cash flows, the Company would need to pursue additional sources of financing to satisfy these requirements, which may not be available when needed, on acceptable terms, or at all.  See Factors that May Affect Future Results and Liquidity below for more information about financing risks and limitations.

(i) Operating activities

The Company's cash flow from operations increased by $2.5 million in the first half of 2018 compared to the same period in 2017.  As discussed below, the increase in cash flow was primarily a result of increases in payments received for other income and operating lease revenue, as well as a decrease in payments for management fees.  This positive effect was partially offset by increases in payments for interest and maintenance and a decrease in payments received for security deposits.

(A)	Payments for other income

During the first half of 2018, the Company recorded $1.6 million in other income resulting from cash received from the previous lessee of three aircraft that were returned to the Company during 2017.  Such payments were for unpaid maintenance reserves, as well as amounts due pursuant to the return conditions of the applicable leases. The Company did not accrue unpaid reserves or return condition amounts at the time of lease termination based on management's evaluation of the creditworthiness of the lessee.  Therefore, the Company is accounting for payments as they are received and recorded the amount in other income.

(B)	Payments for operating lease revenue

Rent receipts from lessees increased by $0.6 million in the first half of 2018 compared to the same period in 2017, primarily due to higher rent from assets purchased and leased to customers during 2017 and 2018.

As of the date of this filing, the Company is receiving no lease revenue for six aircraft held for lease that are off lease.  The total book value of these assets is $20.4 million, representing 10% of the Company's total assets held for lease.

(C)	Payments for management fees

Payments for management fees decreased by $1.1 million in the first half of 2018 compared to the same period in 2017, primarily as a result of a difference in the timing of payments from year to year and due to the contingent waivers of certain fees subject to the consummation of the JHC merger.

(D)	Payments for interest

Payments for interest increased by $1.0 million in the first half of 2018 compared to the first quarter of 2017 as a result of a higher average debt balance and higher rates during the 2018 period.

(E)	Payments for maintenance

Payments for maintenance decreased by $1.2 million in the first half of 2018 period compared to the same period in 2017 period as a result of decreased maintenance performed by the Company on off-lease aircraft to prepare them for sale or re-lease

(ii) Investing activities

During the six months ended June 30, 2018 and 2017, the Company received net cash of $5.8 million and $1.5 million, respectively, from the sale of assets. During the first six months of 2018 and 2017, the Company used cash of $22.6 million and $29.4 million, respectively, for acquisitions of aircraft.

(iii) Financing activities

During the first six months of 2018 and 2017, the Company borrowed $21 million and $26 million, respectively, under the Credit Facility.  In the first six months of 2018 and 2017, the Company repaid $17.5 million and $2.8 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow and, in the 2018 period, the sale of assets.  During the first six months of 2018 and 2017, the Company's special purpose entities repaid $2.1 million and $2.0 million, respectively, of SPE Financing principal.

Outlook

The Company has identified three principal factors that it believes may materially affect the Company's growth and operating results in the near term.  These and other factors that could impact the Company's business, performance and liquidity are described in more detail under Factors that May Affect Future Results and Liquidity below.

• The Company entered into an Agreement and Plan of Merger to acquire JHC on October 26, 2017. There are several conditions to the closing of the Merger between the Company and JHC, most of which are out of the control of the Company.  On February 22, 2018, the State of California Department of Business Oversight ("DBO") held a hearing regarding the Merger pursuant to Section 25142 of the California Corporations Code, to determine whether the terms and conditions of the issuance of AeroCentury's shares of Common Stock in the Merger to JHC's shareholders are fair.  Following the hearing, a permit was issued by the DBO, which will allow the issuance of the Company's common stock in the Merger transaction to be exempt from federal securities registration under Section 3(a)(10) of the Securities Act.  The Company has received the consent of JHC's shareholders to the Merger.  The Company intends to hold a special meeting of the Company's stockholders on August 31, 2018 in order to approve the issuance of AeroCentury Common Stock in connection with the Merger as required under the applicable listing rules of the NYSE American exchange on which AeroCentury's common stock is traded.  Approval of the Merger is not required under Delaware or California corporate law.  If the AeroCentury shareholders approve the issuance of AeroCentury Common Stock, the Merger is anticipated to be consummated in the third quarter of 2018 or shortly thereafter, but there can be no assurance that such closing will occur, or that it will occur in the anticipated time frame.

The Company believes that the combination of the management function performed by JMC and the portfolio held by the Company will be accretive to the Company and will create shareholder value for the shareholders of the combined post-Merger company, but such accretion may not be realized until after transaction and integration costs in connection with the Merger have been incurred or at all.  The Company, however, will incur certain non-recurring, non-tax deductible Merger expenses in the periods leading up to the Merger, and immediately following, as well as having to record, for accounting purposes, a settlement loss at the time of consummation of the Merger, which could negatively affect the Company's results for those periods.

• Increased production of aircraft types in the Company's market niche has resulted in some manufacturers offering competitive pricing for new aircraft to regional aircraft customers.  In addition, notwithstanding recent interest rate increases in the U.S., competition for assets in the Company's market niche of worldwide regional aircraft has continued to increase.  Some of the Company's newer competitors are funded by investment banks and private equity firms seeking higher yields on investment assets than are currently available from traditional income investment types.  The increased competition has resulted in higher acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, continues to put downward pressure on lease rates, resulting in lower margins and, therefore, fewer acceptable acquisition opportunities for the Company.  The Company anticipates this trend will continue for the short- to medium-term, but could change if and when yields on alternative investments return to a more normal historical range.

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

• The Company is currently negotiating new financing terms with its current lenders and other financing sources.  If the Company is not successful, the Company's ability to grow and remain in compliance with its current debt covenants would be negatively affected.  In the event of any non-compliance, the Company would need to request waivers or amendment of applicable covenants from its lenders if such compliance failure is not timely cured.

Critical Accounting Policies, Judgments and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements or during the applicable reporting period.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company's operating results and financial position could be materially affected.  For a discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 1 to the Company's financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Factors that May Affect Future Results and Liquidity

The Company's business, financial condition, results of operations, prospects and reputation could be affected by a number of factors.  In addition to matters discussed elsewhere in this discussion, the Company believes the following are the most significant factors that may impact the Company; however, additional or other factors not presently known to the Company or that management deems immaterial could also impact the Company and its performance.

Availability of Financing. The Company's credit facility expires on May 31, 2019.  The Company's continued growth will depend on its ability to continue to obtain capital, either through debt or equity financings.  The Company is currently negotiating new financing terms with its current lenders and other financing sources. There can be no assurance that the Company's belief regarding the availability of financing under the current credit facility will prove to be correct, or that the Company will succeed in finding additional financing, and if such financing is found, it may be on terms less favorable than the Company's current debt financing. One of the current primary limiters on the Company's ability to draw under the current credit facility or incur any other additional debt is the covenant limitation on the Company's maximum debt to equity ratio. Under the current terms, even if the credit facility limit were increased, in order to utilize the higher limit, the Company would need to source additional equity capital in order to remain in compliance with the debt to equity ratio covenant to utilize the higher limit.  Thus, the Company would need to raise additional equity capital to accompany any increase in the current credit facility, or, in the alternative, would need to refinance its credit facility debt with a new lender with more favorable financial covenants not limited by the Company's current equity capitalization. One of the motivations for the Company to acquire JHC was to remove the outside management structure of the Company which was believed to be an impediment to attracting capital sources.  Even if the Merger is consummated, there can be no assurance that the Company will obtain such additional equity capital in the future or that it will be successful in obtaining more favorable credit facility financing, as a successful capital raising transaction depends on many factors, some of which are outside the Company's control.

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

Consummation of Merger May Subject the Company to Additional Risks. In October 2017, the Company announced its agreement to acquire JHC, the parent of the Company's management company, JMC, by way of a reverse triangular merger.  There can be no assurance that the Merger will be consummated as there are numerous closing conditions that must be satisfied, some of which are out of the control of the Company.  The entry into the Agreement and Plan of Merger subjects the Company to additional risks, including the following:

  • Merger Expenses.  In addition to legal, accounting and financial advisory fees incurred prior to the execution of the Agreement and Plan of Merger, in order to consummate the Merger, the Company will need to incur significant additional expenses, including legal and third-party consulting fees, which will be payable whether or not the Merger eventually occurs.

  • Settlement Loss Effect on Covenant Compliance.  The Company believes that if the acquisition by merger of JHC is consummated, it may record a settlement loss related to its existing obligations under the management agreement with JMC on the closing date of the Merger in an amount equal to a substantial portion of the purchase consideration to be paid in the Merger.  The amount of the loss cannot be ascertained exactly until the Merger closes, as it depends on several variables, including final adjustments to the agreed purchase price, the quoted market price of AeroCentury Common Stock on the Merger closing date and the total difference between the accrued aggregate Contract Fees for the period between April 2018 and the Merger Closing, and the expenses paid by the Company to JMC under the waiver and reimbursement agreement, as discussed in Results of Operations.  In December 2017, the Company obtained the consent of the Credit Facility lenders to the Merger, and modifications to the Credit Facility for post-Merger periods to prevent certain expense items arising from the Merger causing a default under the Credit Facility agreement covenants.  The modifications impose a limit on the amount of settlement loss and merger costs that will be disregarded for covenant purposes, but the Company believes that they are sufficient to avoid these from causing a default under the Credit Facility financial covenants.

  • Assumption of Expenses Covered under Management Agreement; Interim Waiver of Management Fee.  Under the Management Agreement, the Company pays a management fee to JMC based upon the book value of the Company's aircraft assets, an acquisition fee for each asset purchased by the Company, and a remarketing/re-lease fee for each sale or re-lease transaction entered into with respect to the Company's aircraft.  In return, JMC provides the Company with comprehensive management services, under which JMC has full responsibility for payment of all employee salaries and benefits, outside technical services, worldwide travel needed to promote the Company's business, office space, utilities, IT and communications, furniture and fixtures, and other general administrative and overhead costs.  Under the Management Agreement, if the fees collected are not enough to cover JMC's expenses in managing the Company's portfolio, such losses are borne entirely by JMC.

In April 2018, subsequent to the execution of the Merger Agreement for the acquisition of JHC, JHC agreed to waive  its right to receive management and acquisition fees ("Contract Fees") otherwise owed by the Company to JHC pursuant to the Management Agreement for all periods after March 31, 2018 and until the earlier of the consummation of the Merger or August 15, 2018.  In return, the Company agreed to reimburse JMC for expenses ("Management Expense") incurred in providing management services set forth under the Management Agreement.  In July 2018, JHC agreed to extend the expiration of this agreement (the "Waiver and Reimbursement Agreement") through October 15, 2018.  Thus, if the Merger Agreement is terminated on or before October 15, 2018 or the Merger otherwise does not close by October 15, 2018, the Company would become obligated to JMC pay any excess (the "JMC Margin") of (i) the Contract Fees that would have been paid to JMC since April 1, 2018  in the absence of the Waiver and Reimbursement Agreement over (ii) the Management Expenses actually paid by the Company to JMC since April 1, 2018.  For the quarter and six months ended June 30, 2018, contractual fees exceeded the reimbursed management fees by $497,200 of management fees and $494,400 of acquisition fees.  Notwithstanding the Waiver and Reimbursement Agreement, until the closing or termination of the Merger Agreement, the Company will accrue as an expense the total Contract Fees that would have been due under the Management Agreement. If the Merger closes on or before October 15, 2018, the Waiver and Reimbursement Agreement for the period beginning on April 1, 2018, and ending on the consummation of the Merger will be considered in the acquisition accounting for the calculation of the settlement loss recognized by the Company when the Merger is consummated.

In any event, if and when the Merger closes, the financial arrangement created by the waiver and reimbursement agreement will become permanent, as the third-party outside management structure will be eliminated by the Merger.  As a result, the Company's expenses in connection with management of its assets will be solely the Company's liability, and will no longer be limited to the amount of the management fee, as was the case under the third party management structure with JMC.  Consequently, the risk of any unexpected post-Merger cost overruns or unanticipated expenses in asset management will be borne solely by the Company and no longer shifted to a third party management company.

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

  • Assumption of JHC Liabilities.  By acquiring JHC in a reverse triangular merger, JHC will become a wholly-owned subsidiary of the Company.  To the extent that JHC or any of its subsidiaries have liabilities, these will become liabilities of the Company on a consolidated basis.  While the Merger Agreement provides for limited indemnification by JHC shareholders for certain liabilities of JHC or its subsidiaries that arise from pre-Merger occurrences, and the Company has performed due diligence reviews of the liabilities of JHC and its subsidiaries, the indemnification is limited to the consideration paid by the Company to JHC and such due diligence reviews are inherently non-exhaustive and may not have uncovered all known or contingent liabilities or presently unknown liabilities that could emerge after the Merger is completed.

Credit Facility Debt Limitations. The amount available to be borrowed under the Credit Facility is limited by asset-specific advance rates.  Lease arrearages or off-lease periods for a particular asset that is collateral under the Credit Facility may reduce the loan advance rate permitted with respect to that asset and, therefore, reduce the permitted borrowing under the facility or require repayments.  Amounts subject to payment deferral agreements also reduce the amount of permitted borrowing.  The Company believes it will have sufficient borrowing availability under the Credit Facility to meet its anticipated capital needs in the near term in spite of these limitations and it will have sufficient cash funds to make any required principal repayment that arises due to any such borrowing limitations, but actual cash levels could deviate from these assumptions.

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

The Company typically acquires used aircraft equipment.  The market for used aircraft equipment has been cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry.  The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, airline consolidations, the number of new aircraft on order, an excess supply of newly manufactured aircraft or used aircraft coming off lease, as well as introduction of new aircraft models and types that may be more technologically advanced, more fuel efficient and/or less costly to maintain and operate.  Values may also increase or decrease for certain aircraft types that become more or less desirable based on market conditions and changing airline capacity.  Because the Company's ability to borrow under its credit facility is subject to a covenant setting forth an upper limit on the ratio of (i) the outstanding debt under the facility to (ii) the appraised value of the collateral base of aircraft assets securing the credit facility, a significant drop in the appraised market value of the portfolio could require the Company to make a substantial prepayment of outstanding principal under the credit facility in order to avoid a default under the credit facility and limit the utility of the credit facility as a source of future funding.

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

Concentration of Lessees and Aircraft Type. For the month ended June 30, 2018, the Company's four largest customers accounted for a total of approximately 77% of the Company's monthly operating lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company's financial results and borrowing base under the Credit Facility, and, therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company's revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration.  In the event of any non-compliance that is not cured in the time permitted under the Credit Facility, the Company would need to seek waivers or amendment of the applicable covenants if such compliance failure is not timely cured.  Any default under the Credit Facility, if not cured in the time permitted under the Credit Facility or waived by the lenders, could result in foreclosure upon any or all of the assets of the Company.

The Company's aircraft portfolio is currently focused on a small number of aircraft types and models compared to the variety of aircraft used in the commercial air carrier market.  A change in the desirability and availability of any of the particular types and models of aircraft owned by the Company could affect valuations and future rental revenues of such aircraft, and would have a disproportionately significant impact on the Company's portfolio value.  In addition, the Company is dependent on the third-party companies that manufacture and provide service for the aircraft types in the Company's portfolio.  The Company has no control over these companies, and they could decide to curtail or discontinue production of or service for these aircraft types at any time or significantly increase their costs, which could negatively impact the Company's prospects and performance.  These effects would diminish if the Company acquires assets of other types. Conversely, acquisition of additional aircraft of types currently owned by the Company will increase the Company's risks related to its concentration of those aircraft types.

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

General Economic Conditions and Lowered Demand for Travel.  While the United States economy has seen substantial improvement since its most recent global recession, not all global regions are experiencing growth, and some remain in recession. The Company does not anticipate any worsening of the financial condition of its overall customer base, but believes that there may be further shakeouts of weaker carriers in economically troubled regions.  Any such shakeouts or any continued or new economic recession or downturn in the regions in which the Company's lessees operate could negatively impact the financial condition and viability of certain of the Company's customers and, in turn, the Company's performance.

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

Furthermore, any further upheavals due to instability in Europe due to newly imposed U.S. sanctions against Russia, and the Russian and European reaction to such sanctions, or due to other factors, could have a negative impact on intra-European carriers with which the Company does business.  Also, Brexit and any further departures from the European Union ("EU") could threaten "open-sky" policies under which EU based carriers operate freely within the EU.  Losing open-sky flight rights could have a significant negative impact on the health of the Company's European lessees and, as a result, the financial performance and condition of the Company.

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

Economic downturns can affect certain regions of the world more than others.  As the Company's portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases assets could have a significant adverse impact on the Company.  The Company's significant sources of operating lease revenue by region are summarized in Fleet Summary – Assets Held for Lease, above.

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

Foreign lessees are subject to risks related to currency conversion fluctuations. The Company currently has one customer with rent obligations payable in Euros, and the Company may, from time to time, agree to additional leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency fluctuations.  During the periods covered by this report, the Company considers the estimated effect on its revenues of foreign currency exchange rate fluctuations to be immaterial; however, the impact of these fluctuations may increase in future periods if additional rent obligations become payable in foreign currencies.

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

The Trump administration and members of the U.S. Congress have made public statements indicating possible significant changes in U.S. trade policy and have taken certain actions that may impact U.S. trade, including imposing tariffs on certain goods imported into the United States. Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in "trade wars," which could generally increase the cost of aircraft, aircraft and engine components and other goods regularly imported by our customers, thereby increasing costs of operations for our air carrier customers that are located in the affected countries.  The increased costs could materially and adversely impact the financial health of affected air carriers, generally, which in turn could have a negative impact on the Company's business opportunities, and if the Company's lessees are significantly affected, could have a direct impact on the Company's financial results.  Furthermore, the Company often incurs maintenance or repair expense not covered by lessees in foreign countries, which could increase the Company's own maintenance and repair expense if such countries are affected by such a trade war.

Investment in New Aircraft Types.  The Company intends to continue to focus solely on regional aircraft. Although the Company invested in a limited number of turboprop aircraft types in the past, including two in its most recently completed quarter, the Company has also acquired several regional jet aircraft types, which now comprise a larger percentage of the Company's portfolio based on number of aircraft and net book value.  The Company may continue to seek acquisition opportunities for new types and models of aircraft used in the Company's targeted customer base of regional air carriers. Acquisition of aircraft types not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience managing those assets. The Company believes, however, that its overall industry expertise may permit the Company to effectively manage such new aircraft types.  Further, the broadening of the asset types in the aircraft portfolio may have a benefit of diversifying the Company's portfolio (see Factors That May Affect Future Results and Liquidity – Concentration of Lessees and Aircraft Type, above).

Reliance on JMC.  All management of the Company is currently performed by JMC under a Management Agreement between the Company and JMC that expires in August of 2025 and provides for an asset-based management fee.  JMC is not a fiduciary of the Company or its stockholders. The Company's board of directors (the "Board") has ultimate control and supervisory responsibility over all aspects of the Company and owes fiduciary duties to the Company and its stockholders. The Board has no control over the internal operations of JMC, but the Board does have the ability and responsibility to manage the Company's relationship with JMC and the performance of JMC's obligations to the Company under the Management Agreement, as it would have for any third-party service provider to the Company.  While JMC may not owe any fiduciary duties to the Company by virtue of the Management Agreement, all of the officers of JMC are also officers of the Company, and, in that capacity, owe fiduciary duties to the Company and its stockholders.  In addition, an officer of the Company holds significant ownership positions in the Company and JHC, the parent company of JMC, and JHC is the Company's largest shareholder.  Therefore, the economic interests of the Company should be aligned with the interests of JHC and JMC, and JMC should have substantial incentive to make financial decisions as the management company for the Company that are in the best interests of the Company.  These assumptions, however, could prove to be incorrect, in which case JMC may act in a manner that is in its interest but is not in the interest of the Company or its stockholders.

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

Management Fee Structure. All decisions regarding acquisitions and disposal of aircraft from the Company's portfolio are currently made by JMC.  JMC is paid a management fee based on the net asset value of the Company's portfolio.  It may also receive a one-time asset acquisition fee upon purchase of an asset by the Company, and a one-time remarketing fee in connection with the sale or re-lease of an asset.  Optimization of the results of the Company depends on timing of the acquisition, lease yield on the acquired assets, and re-lease or sale of its portfolio assets.  Under the current management fee structure, a larger volume of acquisitions generates acquisition fees and also increases the periodic management fee by increasing the size of the aircraft portfolio.  Since the Company's current business strategy involves continued growth of its portfolio, with the intention to buy and hold assets until the appropriate time to sell them, a compensation structure that results in greater compensation with an increased portfolio size is consistent with that strategy.  The compensation structure does, nonetheless, create a situation where a decision by JMC for the Company to forego an asset transaction deemed to be an unacceptable business risk due to the lessee or the aircraft type or other factors is in conflict with JMC's own short-term pecuniary interest.  As a result, the compensation structure could act to incent greater risk-taking by JMC in asset acquisition decision-making.  However, because JMC's sole business and source of revenue arises from and is expected to continue arising from acting as the management company for the Company, the long-term financial health and viability of the Company are important to JMC's own long-term health and viability.  Therefore, in assessing risk-taking in the Company's acquisition transactions, JMC's and the Company's motivations are closely aligned, as JMC is incented to make asset acquisitions that are expected to contribute to the long-term viability of the Company.  In addition, the Company has established objective target guidelines for yields on acquired assets and the Company's Board, including a majority of the outside independent directors, must approve any acquisition that involves a new asset type.  While the Company currently believes the foregoing are effective mitigating factors against undue compensation-incented risk-taking by JMC, there can be no assurance that such mechanisms can entirely and effectively eliminate such risk.

If the Merger is consummated, the management fee would be internalized and it is expected that the foregoing risks would be largely mitigated.

Government Regulation.  There are a number of areas in which government regulation may result in costs to the Company.  These include aircraft registration safety requirements, required equipment modifications, maximum aircraft age, and aircraft noise requirements.  Although it is contemplated that the burden and cost of complying with such requirements will fall primarily upon lessees, there can be no assurance that the cost will not fall on the Company.  Furthermore, future government regulations could cause the value of any non-complying equipment owned by the Company to decline substantially.  Moreover, any failure by the Company to comply with the government regulations applicable to it could result in sanctions, fines or other penalties, which could harm the Company's reputation and performance.

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

Despite these requirements and procedures, there may be certain cases where the loss is not entirely covered by the lessee or its insurance.  The Company believes the possibility of such an event is remote, but any such uninsured loss with respect to the equipment or insured loss for which insurance proceeds are inadequate might result in a loss of invested capital in and any profits anticipated from, such equipment, as well as a potential claim directly against the Company.

Compliance with Future Environmental Regulations.  Compliance with future environmental regulations may harm the Company's business. Many aspects of aircraft operations are subject to increasingly stringent environmental regulations, and growing concerns about climate change may result in the imposition by the U.S and foreign governments of additional regulation of carbon emissions, aimed at either requiring adoption of technology to reduce the amount of carbon emissions or putting in place a fee or tax system on carbon emitters. It is likely that any such regulation will be directed at the Company's customers, as operators of aircraft, or at the Company, as owner of aircraft.  Under the Company's triple-net lease arrangements, the Company would likely shift responsibility for compliance to its lessees, but there might be some costs of complying with these regulations that the Company could not shift and would itself have to bear. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on the Company's financial position, results of operations, or cash flows, no assurance can be given that the costs of complying with environmental regulations adopted in the future will not have such an effect.

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

Possible Volatility of Stock Price.  The market price of the Company's common stock is subject to fluctuations following developments relating to the Company's operating results, changes in general conditions in the economy, the financial markets, the airline industry, changes in accounting principles or tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, or arising from other investor sentiment unknown to the Company.  Because the Company has a relatively small capitalization of approximately 1.4 million shares outstanding, there is a correspondingly limited amount of trading and float of the Company's shares.  Consequently, the Company's stock price is more sensitive to a single large trade or a small number of simultaneous trades along the same trend than a company with larger capitalization and higher trading volume and float.  This stock price and trading volume volatility could limit the Company's ability to use its capital stock to raise capital, if and when needed or desired, or as consideration for other types of transactions, including strategic collaborations, investments or acquisitions.  Any such limitation could negatively affect the Company's performance and liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This report does not include information described under Item 305 of Regulation S-K pursuant to the rules of the Securities and Exchange Commission that permit "smaller reporting companies" to omit such information.

Item 4.        Controls and Procedures.

CEO and CFO Certifications.  Attached as exhibits to this Quarterly Report on Form 10-Q (the “Report”) are certifications of the Company’s Chief Executive Officer (the “CEO”) and the Company’s Chief Financial Officer(the “CFO”), which are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Report includes information concerning the evaluation of disclosure controls and procedures referred to in the Section 302 Certifications and this should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Evaluation of the Company’s Disclosure Controls and Procedures.  Disclosure controls and procedures (“Disclosure Controls”) are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

In the course of the review of the consolidated financial results of the Company for the three months and six months ended June 30, 2018, we identified a material weakness in our internal control over financial reporting at June 30, 2018 related to the Company’s incorrect accounting for management fees and acquisition fees associated with the management agreement between JetFleet Holding Corp (“JHC”) and the Company.

Management has determined that this deficiency constitutes a material weakness as of June 30, 2018.  Management is in the process of conducting the controls related to the acquisition accounting over the JHC Merger as the transaction has not been consummated and therefore the control has not been finalized.  Management believes that it will operate effectively once the Merger is finalized and the material weakness relating to the recognition of expenses subject to the Waiver Agreement is included in management’s internal controls over the final acquisition accounting in future periods.

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were not effective as of June 30, 2018 due to the material weakness described above.

Changes in Internal Control Over Financial Reporting.  Except for the material weakness note above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Internal Control Over Financial Reporting.  In designing its Disclosure Controls and internal control over financial reporting, the Company’s management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of the Company’s controls and procedures must reflect the fact that there are resource constraints, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  Because of these inherent limitations, the Company’s Disclosure Controls and internal control over financial reporting may not prevent or detect all instances of fraud, misstatements or other control issues.  In addition, projections of any evaluation of the effectiveness of disclosure or internal controls to future periods are subject to risks, including, among others, that controls may become inadequate because of changes in conditions or that compliance with policies or procedures may deteriorate.

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

AEROCENTURY CORP.
Date: August 10, 2018	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer