Form 10-Q/A
period 2018-06-30
AEROCENTURY CORP
filed 2018-08-10
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Date of Original Filing: August 10, 2018
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

[NOTE: Amendment filed to correct XBRL files in original filing]
PART I
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