Form 10-Q
period 2018-09-30
AEROCENTURY CORP
filed 2018-11-08
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes  ☐ No  ☒

The number of shares of the registrant's common stock outstanding as of November 8, 2018 was 1,545,924.

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

•
Matters related to the Company's merger with JetFleet Holding Corp. ("JHC"), which was completed on October 1, 2018, including the anticipated impact of the merger on the Company and its performance, including the amount and nature of merger expenses payable by the Company, certain losses and other accounting effects of the merger, any changes to the Company's risk profile now that the Company has internalized the management services previously performed for the Company by JetFleet Management Corp. ("JMC"), a subsidiary of JHC, and the expectation that the combination effected by the merger could be accretive to the Company and create value for the stockholders of the combined post-merger company;

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

•
The Company's ability to comply with its existing credit facility and other outstanding debt instruments, including making payments of principal and interest thereunder as and when required and complying with the financial and other covenants included in the credit facility;

•
The Company's ability to access additional sources of capital in the future, including through a proposed extension of its existing credit facility and potential new non-recourse term loans, all of which is under negotiation and subject to completion of definitive agreements, which may not occur in a timely manner, on terms anticipated or favorable to the Company, or at all;

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

All of the Company's forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those projected or assumed by such forward-looking statements.  Among the factors that could cause such differences are: the continued availability of financing under the Company's credit facility or otherwise; the Company's ability to comply with the debt covenants under its existing credit facility; the Company's ability to locate and acquire appropriate and revenue-producing assets; deterioration of the market for or appraised values of aircraft owned by the Company; a surge in interest rates; any noncompliance by the Company's lessees with obligations under their respective leases, including payment obligations; any economic downturn or other financial crises; the timing, rate and amount of maintenance expenses for the Company's asset portfolio, as well as the distribution of these expenses among the assets in the portfolio; following completion of the merger with JHC, the Company's ability to internalize the management services previously performed by JMC and the costs to the Company to internally perform these services; the Company's ability to raise capital on attractive terms when needed, or at all, including the Company's ability to execute the proposed extension of its existing credit facility and establishment of new term loans as described above; limited trading volume in the Company's stock; and the other factors detailed under "Management's Discussion and Analysis of Financial Condition and Results of Operations –– Factors That May Affect Future Results and Liquidity" in this report.  In addition, the Company operates in a competitive and evolving industry in which new risks emerge from time to time, and it is not possible for the Company to predict all of the risks it may face, nor can it assess the impact of all factors on its business or the extent to which any factor or combination of factors could cause actual results to differ from expectations.  As a result of these and other potential risks and uncertainties, the Company's forward-looking statements should not be relied on or viewed as predictions of future events.

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

TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
Item 4.   Controls and Procedures.
PART II – OTHER INFORMATION
Item 6.   Exhibits

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

AeroCentury Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2018	2017
Assets:
Cash and cash equivalents	$6,769,500	$8,657,800
Accounts receivable, including deferred rent of $0 and $707,300 at September 30, 2018 and December 31, 2017, respectively	3,168,000	3,825,100
Finance leases receivable	16,055,500	23,561,000
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $33,462,100 and $33,234,200 at September 30, 2018 and December 31, 2017, respectively	187,092,900	195,098,200
Assets held for sale	14,511,600	4,966,500
Prepaid expenses and other assets	353,500	301,300
Total assets	$227,951,000	$236,409,900
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$2,317,600	$645,200
Notes payable and accrued interest, net of unamortized debt issuance costs of $1,078,900 and $2,216,000 at September 30, 2018 and December 31, 2017, respectively	140,247,200	145,598,200
Maintenance reserves	27,030,800	26,942,800
Accrued maintenance costs	260,100	1,275,300
Security deposits	3,367,800	3,147,900
Unearned revenues	4,160,400	2,447,500
Deferred income taxes	7,159,000	8,533,700
Income taxes payable	289,000	452,600
Total liabilities	184,831,900	189,043,200
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,629,999 shares issued, 1,416,699 shares outstanding	1,600	1,600
Paid-in capital	14,780,100	14,780,100
Retained earnings	31,374,200	35,621,800
	46,155,900	50,403,500
Treasury stock at cost, 213,300 shares	(3,036,800)	(3,036,800)
Total stockholders' equity	43,119,100	47,366,700
Total liabilities and stockholders' equity	$227,951,000	$236,409,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
Revenues and other income:
Operating lease revenue	$20,460,000	$21,995,600	$7,173,200	$7,568,500
Finance lease revenue	1,002,100	1,173,400	261,700	415,700
Maintenance reserves revenue	-	1,035,800	-	349,800
Net gain on sales-type finance leases	-	297,400	-	-
Net (loss)/gain on disposal of assets	(2,374,400)	(130,400)	(2,384,300)	3,500
Other income	1,632,800	2,300	1,200	1,700
	20,720,500	24,374,100	5,051,800	8,339,200
Expenses:
Depreciation	9,420,500	9,037,700	3,328,200	3,158,600
Interest	7,086,600	5,496,400	2,467,200	2,143,400
Management fees	4,482,800	4,588,700	1,534,000	1,583,700
Professional fees, general and administrative and other	1,373,400	1,357,200	419,400	433,000
Maintenance	405,400	830,600	245,300	169,200
Provision for impairment in value of aircraft	2,971,500	523,100	2,673,300	68,800
Insurance	235,400	196,900	77,700	66,000
Other taxes	67,700	67,700	22,500	22,500
	26,043,300	22,098,300	10,767,600	7,645,200
(Loss)/income before income tax (benefit)/provision	(5,322,800)	2,275,800	(5,715,800)	694,000
Income tax (benefit)/provision	(1,075,200)	894,100	(1,232,100)	309,500
Net (loss)/income	$(4,247,600)	$1,381,700	$(4,483,700)	$384,500
(Loss)/earnings per share:
Basic	$(3.00)	$0.95	$(3.16)	$0.27
Diluted	$(3.00)	$0.95	$(3.16)	$0.27
Weighted average shares used in (loss)/earnings per share computations:
Basic	1,416,699	1,460,655	1,416,699	1,416,699
Diluted	1,416,699	1,460,655	1,416,699	1,416,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$14,543,600	$13,363,000
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	8,382,000	2,980,000
Proceeds from sale of assets held for sale, net of re-sale fees	4,366,200	160,100
Investment in direct financing leases	-	(7,614,200)
Investment in aircraft parts and acquisition costs	(22,702,900)	(32,063,100)
Net cash used in investing activities	(9,954,700)	(36,537,200)
Financing activities:
Issuance of notes payable – Credit Facility	21,000,000	35,900,000
Repayment of notes payable – Credit Facility	(24,200,000)	(4,800,000)
Repayment of notes payable – special purpose financing	(3,207,200)	(3,066,000)
Debt issuance costs	(70,000)	(525,000)
Net cash (used in)/provided by financing activities	(6,477,200)	27,509,000
Net (decrease)/increase in cash and cash equivalents	(1,888,300)	4,334,800
Cash and cash equivalents, beginning of period	8,657,800	2,194,400
Cash and cash equivalents, end of period	$6,769,500	$6,529,200

During the nine months ended September 30, 2018 and 2017, the Company paid interest totaling $6,059,600 and $4,697,000, respectively.  The Company paid income taxes of $463,300 and $800 during the nine months ended September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp., a Delaware corporation incorporated in 1997, typically acquires used regional aircraft for lease to foreign and domestic regional carriers.

In August 2016, AeroCentury Corp. formed two wholly-owned subsidiaries, ACY SN 19002 Limited ("ACY 19002") and ACY SN 19003 Limited ("ACY 19003") for the purpose of acquiring aircraft using a combination of cash and third-party financing ("SPE Financing" or "special purpose financing") separate from the parent's credit facility (the "Credit Facility").  Financial information for AeroCentury Corp., ACY 19002 and ACY 19003 (collectively, the "Company") is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other period.  All intercompany balances and transactions have been eliminated in consolidation.

As discussed in Note 7, the Company's acquisition of JetFleet Holding Corp. ("JHC") was consummated on October 1, 2018.  As a subsidiary of the Company, JHC's results will be included in the Company's consolidated financial statements beginning in the fourth quarter of 2018.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2017.

(b) Use of Estimates

The Company's condensed consolidated financial statements have been prepared in accordance with GAAP.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments that are not readily apparent from other sources.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The carrying amount of the Company's money market funds included in cash and cash equivalents was $2,155,600 and $6,151,900 at September 30, 2018 and December 31, 2017, respectively.  The fair value of the Company's money market funds is categorized as Level 1 under the GAAP fair value hierarchy.

As of September 30, 2018 and December 31, 2017, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and these and other assets held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the asset's carrying value exceeds its fair value.  The Company recorded impairment charges totaling $2,673,300 on four of its aircraft held for sale in the three months ended September 30, 2018.  The Company also recorded an impairment charge of $298,200 on one of its aircraft held for lease in the quarter ended June 30, 2018.  The Company recorded an impairment charge of $68,800 on one of its assets held for lease in the quarter ended September 30, 2017, based on expected sales proceeds.  The aircraft was sold in October 2017. The Company also recorded an impairment charge of $454,300 on one of its assets in the quarter ended June 30, 2017, based on its appraised value.

Fair Value of Other Financial Instruments

The Company's financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable, amounts borrowed under the Credit Facility and notes payable under special purpose financing.  The fair value of accounts receivable, accounts payable and the Company's maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments because of their short-term maturities.  The fair value of finance lease receivables approximates the carrying value as discussed in (d) below.

Borrowings under the Company's Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rate under the Credit Facility approximates current market rates for such indebtedness at the balance sheet date, and therefore that the outstanding principal and accrued interest of $131,004,800  and $134,278,900 at September 30, 2018 and December 31, 2017, respectively, approximate their fair values on such dates.  The fair value of the Company's outstanding balance of its Credit Facility is categorized as Level 3 under the GAAP fair value hierarchy.

The amounts payable under the Company's SPE Financing are payable through the fourth quarter of 2020 and bear a fixed rate of interest, as described in Note 4(b) to the condensed consolidated financial statements.  The Company believes that the effective interest rate under the special purpose financing approximates current market rates for such indebtedness at the balance sheet date, and therefore that the outstanding principal and accrued interest of $10,321,300  and $13,535,300 approximate their fair values at September 30, 2018 and December 31, 2017, respectively.  Such fair value is categorized as Level 3 under the GAAP fair value hierarchy.

(d) Finance Leases

As of September 30, 2018, the Company had three aircraft subject to sales-type finance leases and three aircraft subject to direct financing leases.  All six leases contain lessee bargain purchase options at prices substantially below the subject assets' estimated residual values at the exercise date for the options.  Consequently, the Company has classified each of these six leases as finance leases for financial accounting purposes.  For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option as a finance lease receivable on its balance sheet and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease.  For each of the three sales-type finance leases, the Company recognized as a gain or loss the amount equal to (i) the net investment in the sales-type finance lease plus any initial direct costs and lease incentives less (ii) the net book value of the subject aircraft at inception of the applicable lease.

The Company recognized interest earned on finance leases in the amount of $261,700 and $415,700 in the quarters ended September 30, 2018 and 2017, respectively and $1,002,100 and $1,173,400 in the nine-month periods ended September 30, 2018 and 2017, respectively.

(e) Recent Accounting Pronouncements

Topic 606

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 that created the new Topic 606 ("Topic 606") in the Accounting Standards Codification ("ASC").  Topic 606 also included numerous conforming additions and amendments to other Topics within the ASC.  Topic 606 established new rules that affect the amount and timing of revenue recognition for contracts with customers, but does not affect lease accounting and reporting.  As such, adoption of these provisions has not affected the Company's lease revenues.  On August 12, 2015, the FASB deferred the effective date of the provisions included in Topic 606 to years commencing after December 15, 2017, although early adoption was permitted for the year ended December 31, 2017.  As such, the Company adopted Topic 606 as of January 1, 2018.  Adoption may be reflected using either a full retrospective method, applying the standard to all periods presented, or a simplified method that does not recast prior periods but does disclose the effect of the adoption on the current period condensed consolidated financial statements.  Since most of the Company's revenues arise from its lease contracts, which are not affected by the new standard, and since the Company's revenue recognition for other sources of revenue is generally the same as it was under previous accounting standards, adoption of Topic 606 in the current year, using the modified retrospective approach, has had no effect on its condensed consolidated financial statements.

ASU 2016-02

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

The new standard requires a lessor to classify leases as sales-type, finance, or operating.  A lease will be treated as sales-type if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing.  If the lessor does not convey risks and rewards or control, an operating lease results.  A modified retrospective transition approach is required for lessors for sales-type, finance, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is reviewing those agreements under which it is the lessor and is evaluating the impact of the adoption of ASU 2016-02 on its condensed consolidated financial statements and related disclosures.  The Company does not expect to adopt ASU 2016-02 early, and expects to elect practical expedients in connection with its adoption, including not re-evaluating lease classification or capitalized initial direct costs on existing leases.

As of September 30, 2018, the Company was not a lessee under any agreements that would be considered leases under ASU 2016-02, and so would be unaffected with respect to its adoption with respect to lessee accounting.  As a result of the Company's acquisition of JHC on October 1, 2018, the Company became a lessee under a real estate lease and will need to evaluate reporting for that lease under ASU 2016-02.

ASU 2017-01

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) ("ASU 2017-01").  ASU 2017-01 is effective for public companies for years beginning after December 15, 2017, although early adoption is permitted.  ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The Company adopted ASU 2017-01 effective beginning the quarter ended March 31, 2017, and determined that none of its acquired assets qualify as a business, such that no gain, loss or adjustment to the carrying value of assets was required in connection with such adoption.

ASU 2017-04

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

SAB 118

In December of 2017, the United States enacted the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which had numerous effects on U.S. corporate taxation, including reducing the federal corporate tax rate to 21%, substantially modifying the U.S. taxation of international investments and transactions, and repealing the alternative minimum tax.  In December of 2017, the Staff of the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides that companies should reflect in their financial statements the effects of the change in tax law in which the accounting is complete, as such completion occurs; provisional amounts for such effects for which the company can determine a reasonable estimate, as such estimates can be made; and continued accounting under the provisions of the law as it existed before enactment of the Tax Act for such effects for which no reasonable estimate under the new law can be made, until such a reasonable estimate is available and a provisional amount can be reported.  Under SAB 118, in no event should the period during which a company is obtaining, preparing, and analyzing the information needed to complete the accounting for the effects of the change in tax law exceed one year from enactment (the "measurement period"), or the fourth quarter of 2018.  The Company has reflected the effects of the Tax Act in these condensed consolidated financial statements and does not expect further analysis will be required.

2. Finance Leases Receivable

During the third quarter of 2018, a customer that leased six of the Company's aircraft under sales-type finance leases purchased three of those aircraft in amounts equal to the outstanding balance under the applicable finance leases.  The purchase price was paid in the form of (i) $1,088,700 in cash, (ii) $1,675,100 of maintenance reserves previously paid to the Company for one of the purchased aircraft and (iii) $2,618,100 of maintenance reserves previously paid to the Company for two aircraft that remain under sales-type finance leases with the customer.  Such reserves are no longer available to the customer for reimbursement of maintenance claims under the applicable lease provisions pursuant to which the reserves were paid.  The Company did not record a gain or loss on the sale of the aircraft.

At September 30, 2018 and December 31, 2017, the net investment included in finance leases and direct financing leases receivable were as follows:

	September 30, 2018	December 31, 2017
Gross minimum lease payments receivable	$18,160,700	$27,074,400
Less unearned interest	(2,105,200)	(3,513,400)
Finance leases receivable	$16,055,500	$23,561,000

As of September 30, 2018, minimum future payments receivable under finance leases were as follows:

Years ending

Remainder of 2018	$1,891,500
2019	4,047,600
2020	4,208,600
2021	4,805,000
2022	3,208,000
$18,160,700

3. Aircraft and Aircraft Engines Held for Lease or Sale

(a) Assets Held for Lease

At September 30, 2018 and December 31, 2017, the Company's aircraft and aircraft engines held for lease consisted of the following:

	September 30, 2018		December 31, 2017
Type	Number Owned	% of net book value	Number owned	% of net book value
Regional jet aircraft	13	81%	13	82%
Turboprop aircraft	4	18%	10	17%
Engines	1	1%	1	1%

During the first half of 2018, the Company recorded $1,629,000 in other income resulting from cash received from the previous lessee of three aircraft that were returned to the Company during 2017.  Such payments were for unpaid maintenance reserves, as well as amounts due pursuant to the return conditions of the applicable leases. The Company did not accrue unpaid reserves or return condition amounts at the time of lease termination based on management's evaluation of the creditworthiness of the lessee.  Therefore, the Company is accounting for payments as they are received and recording the amounts received in other income in the period in which a payment is received. The Company received no such payments during the third quarter of 2018.

The Company acquired no aircraft during the third quarter of 2018.  During the third quarter of 2017, the Company used $10,557,400 for the acquisition of an Embraer 175 aircraft on lease to a customer in the United States and acquisition costs related to aircraft acquired earlier in the year.

During  the third quarter of 2018, the Company sold two turboprop aircraft and recorded a loss of $2,384,300.  During the third quarter of 2017, the Company sold two spare turboprop engines and recorded a loss of $173,700.

None of the Company's aircraft and engines held for lease were off lease at September 30, 2018.  As discussed below, the Company has four off-lease aircraft that were reclassified as held for sale during the third quarter.

As of September 30, 2018, minimum future lease revenue payments receivable under noncancelable operating leases were as follows:

Years ending

Remainder of 2018	$7,185,500
2019	28,381,100
2020	25,797,800
2021	18,696,400
2022	16,738,800
Thereafter	34,687,700
$131,487,300

 (b) Assets Held for Sale

Assets held for sale at September 30, 2018 consist of four off-lease turboprop aircraft and airframe parts from two turboprop aircraft.  During the third quarter, the Company recorded impairment provisions totaling $2,673,300 for the four aircraft and reclassified them from assets held for lease to assets held for sale.

During the third quarter of 2018, the Company received $89,200 in cash and accrued $92,400 in receivables for parts sales.  These amounts were accounted for as follows: $41,100 reduced accounts receivable for parts sales accrued in the second quarter of 2018, $124,500 reduced the carrying value of the parts, and $16,000 was recorded as gains in excess of the carrying value of the parts.  During the three months ended September 30, 2017, the Company received $47,500 from the sale of parts.  Of such amount, $44,000 reduced the carrying value of the parts and $3,500 was recorded as gains in excess of the carrying value of the parts.

4. Notes Payable and Accrued Interest

At September 30, 2018 and December 31, 2017, the Company's notes payable and accrued interest consisted of the following:

	September 30, 2018	December 31, 2017
Credit Facility:
Principal	$130,800,000	$134,000,000
Unamortized debt issuance costs	(1,078,900)	(2,216,000)
Accrued interest	204,800	278,900
Special purpose financing:
Principal	10,304,700	13,511,900
Accrued interest	16,600	23,400
	$140,247,200	$145,598,200

(a) Credit Facility

The Company's $170 million Credit Facility is provided by a syndicate of banks and is secured by all of the assets of the Company, including its aircraft and engine portfolio, except for the aircraft that serve as collateral for the Company's SPE Financing.  The Credit Facility, which expires on May 31, 2019, can be expanded to a maximum of $180 million.  The Company is negotiating with lenders for an extension of the Credit Facility and a new non-recourse term loan that would be secured by certain of the regional jet aircraft in its portfolio, and expects these transactions, if completed, to close prior to the expiration of the current credit facility.

The Company was not in compliance with the interest coverage, debt service coverage and revenue concentration covenants under the Credit Facility at September 30, 2018.  The Company obtained a waiver from the Credit Facility lenders in November 2018 for  the September 30, 2018 non-compliance.  There were no fees or penalties related to the waiver.  In addition, based on appraisals obtained in October 2018 for four assets held for sale, the Company had a borrowing base deficiency of approximately $1,400,000 at September 30, 2018.  The Company cured the deficiency in October by making a principal payment of $2,000,000 on the Credit Facility.

The Company was in compliance with all covenants under the Credit Facility at December 31, 2017.

The unused amount of the Credit Facility was $39,200,000 and $36,000,000 as of September 30, 2018 and December 31, 2017, respectively.

The weighted average interest rate on the Credit Facility was 5.61% and 5.21% at September 30, 2018 and December 31, 2017, respectively.

(b) SPE Financing

In August 2016, the Company acquired two regional jet aircraft using cash and financing separate from its Credit Facility.  The separate SPE Financing resulted in note obligations of $9,805,600 and $9,804,300, which are being paid from a portion of the rent payments on the related aircraft leases through October 3, 2020 and November 7, 2020, respectively, and which bear interest at the rate of 4.455% per annum.  The borrower under each note obligation is the special purpose entity that owns each aircraft.  The notes are collateralized by the aircraft and are recourse only to the special purpose entity borrower and its aircraft asset, subject to standard exceptions for this type of financing.  Payments due under the notes consist of quarterly principal and interest.  The combined balance of the principal amount and accrued interest owed on these notes at September 30, 2018 and December 31, 2017 was $10,321,300 and $13,535,300, respectively.

5. Contingencies

In the ordinary conduct of the Company's business, the Company may be subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

6. Computation of Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
Net (loss)/income	$(4,247,600)	$1,381,700	$(4,483,700)	$384,500
Weighted average shares outstanding for the period	1,416,699	1,460,655	1,416,699	1,416,699
Basic (loss)/earnings per share	$(3.00)	$0.95	$(3.16)	$0.27
Diluted (loss)/earnings per share	$(3.00)	$0.95	$(3.16)	$0.27

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

7. Acquisition of Management Company

In October 2017, the Company and JetFleet Holding Corp. ("JHC") entered into an Agreement and Plan of Merger (the "Merger Agreement") for the acquisition of JHC by the Company in a reverse triangular merger ("Merger") for consideration of approximately $2.8 million in cash and 129,286 shares of common stock of the Company, as determined pursuant to the Merger Agreement.  JHC is the sole shareholder of JetFleet Management Corp, ("JMC"), which is the manager of the Company's assets as described in Note 8 below.  The Merger was consummated on October 1, 2018.  The Company's common stock issued as consideration in the Merger was offered and sold pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as the California Department of Business Oversight (the "DBO") had issued a permit for the issuance of such securities to JHC's shareholders on February 22, 2018 after a fairness hearing before the DBO.

As a subsidiary of the Company, JHC's results will be included in the Company's consolidated financial statements beginning in the fourth quarter of 2018.  The Company will be responsible for all expenses incurred by JMC in managing the Company, including employee salaries, office rent and all other general and administrative expenses.  As a result of the Merger, the Company assumed all of JHC's assets, comprised primarily of marketable securities, prepaid expenses and an office lease, as well as liabilities of approximately $0.9 million.

During the quarter and nine months ended September 30, 2018, the Company accrued $77,200 and $341,400, respectively, of expenses related to the proposed Merger transaction.  During the quarter and nine months ended September 30, 2017, the Company accrued $161,800 and $287,700, respectively, of expenses related to the Merger transaction.  Such expenses are included in professional fees, general and administrative and other in the Company's condensed consolidated statements of operations.

8. Related Party Transactions

See the description of the Merger Agreement between the Company and JHC in Note 7 above, pursuant to which the Company acquired JHC in the Merger and JHC became a wholly owned subsidiary of the Company on October 1, 2018.

Before completion of the Merger, the Company's portfolio of leased aircraft assets were managed and administered under the terms of a management agreement (the "Management Agreement") with JMC, which is  an integrated aircraft management, marketing and financing business.  Certain officers of the Company were also officers of JHC and JMC and held significant ownership positions in both JHC and the Company.  Under the Management Agreement, JMC received a monthly management fee based on the net asset value of the assets under management.  JMC also received an acquisition fee for locating assets for the Company.  Acquisition fees were included in the cost basis of the asset purchased.  JMC also received a remarketing fee in connection with the re-lease or sale of the Company's assets.  Remarketing fees were amortized over the applicable lease term or included in the gain or loss on sale.

In April 2018, subsequent to the execution of the Merger Agreement, the Company, JHC and JMC entered into a waiver and reimbursement agreement (the "Waiver/Reimbursement Agreement"), pursuant to which JHC and JMC agreed to waive their right to receive management and acquisition fees ("Contract Fees") otherwise owed by the Company to JMC pursuant to the Management Agreement for all periods after March 31, 2018 and until the consummation of the Merger, and in return, the Company agreed to reimburse JMC for expenses ("Management Expense") incurred in providing management services set forth under the Management Agreement.  As a result, the Company has been responsible for all expenses incurred by JMC in managing the Company's assets beginning April 1, 2018 and will continue to be responsible for all such expenses in all periods after the Merger, and no Contract Fees have been or will be payable by the Company to JMC for those periods.

Notwithstanding the Waiver/Reimbursement Agreement, the Company accrued as an expense the Contract Fees that would have been due under the Management Agreement through September 30, 2018.  For the quarter ended September 30, 2018,  Contract Fees exceeded the Management Expense by $525,900 of management fees.  For the nine months ended September 30, 2018, Contract Fees exceeded the Management Expense by $1,023,100 of management fees and $494,400 of acquisition fees (collectively, the "JMC Margin").  The amount of the JMC Margin will be considered in the acquisition accounting for the calculation of the settlement loss that will be recognized by the Company in the fourth quarter of 2018, upon closing of the Merger.

Contract Fees incurred during the three months and nine months ended September 30, 2018 and 2017 were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
Management fees	$4,482,800	4,588,700	$1,534,000	$1,583,700
Acquisition fees	494,400	850,500	-	208,600
Remarketing fees	-	51,100	-	-

In March 2017, the Company exchanged one of its engines for 150,000 shares of common stock of the Company held by a holder of more than 5% of the Company's then-outstanding common stock.  The Company recorded no gain or loss related to the exchange.

9. Subsequent Events

As discussed in Notes 7 and 8, the Company's acquisition of JHC was consummated on October 1, 2018, for consideration of approximately $2.8 million in cash and 129,286 shares of common stock of the Company.  As a subsidiary of the Company, JHC's results will be included in the Company's consolidated financial statements beginning in the fourth quarter of 2018.  As a result of the Merger, the Company assumed JHC liabilities of approximately $0.9 million.  The Company also became a lessee under a real estate lease and will need to evaluate reporting for that lease under ASU 2016-2.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2017 and the unaudited condensed consolidated financial statements and related notes that appear elsewhere in this report.  Pursuant to Instruction 2 to Item 303(b) of Regulation S-K promulgated by the Securities and Exchange Commission, in preparing this discussion, the Company has presumed that readers have access to and have read the discussion under the same heading that appears in the Company's Form 10-K for the year ended December 31, 2017.  The following discussion contains forward-looking statements.  Please see the cautionary note regarding these statements at the beginning of this report.

Overview

AeroCentury provides leasing and finance services to regional airlines worldwide. The Company is principally engaged in leasing its aircraft portfolio, primarily consisting of mid-life regional aircraft, through operating leases and finance leases to is globally diverse customer base of eleven lessees in nine countries.  In addition to leasing activities, the Company sells aircraft from its operating lease portfolio to third parties, including other leasing companies, financial services companies, and airlines. Its operating performance is driven by the growth of its aircraft portfolio, the terms of its leases, the interest rate of its debt, as well as asset sales.

The Company did not purchase any aircraft during the third quarter of 2018, but sold two aircraft during this quarter. The Company ended the period with a total of seventeen aircraft and one engine held for lease, with a net book value of approximately $187 million.  This 4% decrease compared to the net book value at December 31, 2017 is a result of aircraft purchases in the second quarter of 2018, four asset sales during the first nine months of 2018, depreciation on the Company's remaining assets held for lease, and the reclassification in the third quarter of four assets from held for lease to held for sale.  The Company also owns six aircraft subject to finance leases, three of which were acquired in 2017.

Average portfolio utilization was approximately 93% during the third quarter of 2018 compared to approximately 93% during the same period in 2017, and approximately 91% during the first nine months of 2018 compared to approximately 94% during the first nine months of 2017.  The decrease between the nine-month periods was due to asset sales of previously-leased assets during 2017 and 2018, as well as the return of several aircraft at lease -end in 2017.

In July 2017, the Company expanded its revolving credit facility (referred to as the "Credit Facility" or the "credit facility") from $150 million to $170 million.  The unused amount of the Credit Facility was $39.2 million as of September 30, 2018. The weighted average interest rate on the Credit Facility was 5.61% at September 30, 2018.  [The Company is negotiating with lenders for an extension of the Credit Facility and a new non-recourse term loan that would be secured by certain of the regional jet aircraft in its portfolio, and expects these transactions, if completed, to close prior to expiration of the current credit facility.

Net loss for the quarter ended September 30, 2018 was $4.5 million, compared to net income of $0.4 million in the same period of 2017, resulting in basic and diluted (loss)/earnings per share of $(3.16) and $0.27 respectively.  Net loss for the nine months ended September 30, 2018 was $4.2 million, compared to net income of $1.4 million in the same period of 2017, resulting in basic and diluted (loss)/earnings per share of $(3.00) and $0.95, respectively.  Pre-tax profit margin (which the Company calculates as its income before income tax provision as a percentage of its revenues and other income) for the quarter ended September 30, 2018 was (113%) compared to 8% for the third quarter of 2017, and pre-tax profit margin for the nine months ended September 30, 2018 was (26%) compared to 9% for the same period of 2017.

On October 1, 2018, the Company acquired, by way of a reverse triangular merger (the "Merger"), JetFleet Holding Corp. ("JHC").  JHC is the owner of JetFleet Management Corp. ("JMC"), the integrated aircraft management, marketing and financing business that manages and administers the Company's portfolio of leased aircraft assets.  Before the Merger, such management and administration was performed pursuant to the terms of a management agreement (the "Management Agreement") between the Company and JMC.  Post-Merger, management and administration services provided under the Management Agreement have become internalized and under the control and management of the Company itself.   Expenses incurred by JMC in providing services under the Management Agreement are, as of October 1, 2018, expenses of the Company reflected in the Company's financial statements.  In addition, after October 1, 2018, the management, acquisition and remarketing fees previously paid by the Company to JMC as an unconsolidated third party will no longer be reflected in the Company's financial statements; rather, the expenses incurred by JMC in managing and administering the Company's assets will be borne by the Company directly and reflected in its financial statements accordingly.

Fleet Summary Assets Held for Lease

Key portfolio metrics of the Company's aircraft held for lease as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Number of aircraft and engines held for lease	18	24

Weighted average fleet age	10.8 years	11.4 years
Weighted average remaining lease term	61 months	58 months
Aggregate fleet net book value	$187,093,000	$195,098,200

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
Average portfolio utilization	91%	94%	93%	93%

Average portfolio utilization remained flat between the third quarters of 2018 and 2017.  The decrease in average portfolio utilization between the first nine months of 2017 and the first nine months of 2018 was due to asset sales during late 2017 and 2018, as well as the return of several aircraft at lease end in 2017.

The following table sets forth the net book value and percentage of the net book value, by type, of the Company's assets that were held for lease at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft:
Bombardier Dash-8-400	2	13%	2	7%
Bombardier Dash-8-300	2	5%	3	6%
Saab 340B Plus	-	-%	4	3%
Saab 340B	-	-%	1	1%

Regional jet aircraft:
Canadair 900 (*)	5	39%	5	38%
Embraer 175	3	16%	3	16%
Canadair 1000	2	14%	2	15%
Canadair 700	3	12%	3	13%

Engines:
Pratt & Whitney 150A	1	1%	1	1%

(*) Amounts for December 31, 2017 include a Canadair 705 that was converted to a Canadair 900 in 2018.

During the third quarter of 2018, the Company purchased no aircraft and sold two aircraft.  During the first nine months of 2018, the Company purchased two aircraft subject to operating leases and sold four aircraft and certain aircraft parts.  During the third quarter of 2017, the Company purchased one aircraft subject to an operating lease and sold no aircraft.  During the first nine months of 2017, the Company purchased three aircraft subject to operating leases and three aircraft that the Company leased pursuant to direct financing leases in a sale and leaseback transaction, and sold one aircraft pursuant to a sales-type finance lease, three spare engines and parts from two assets that are held for sale.

The following table sets forth the net book value and percentage of the net book value of the Company's assets that were held for lease at September 30, 2018 and December 31, 2017 in the indicated regions (based on the domicile of the lessee):

	September 30, 2018		December 31, 2017
Region	Net book value	% of net book value	Net book value	% of net book value
Europe	$111,920,600	60%	$92,108,500	47%
North America	69,431,700	37%	72,270,700	37%
Asia	5,740,600	3%	6,082,100	3%
Off lease	-	-%	24,636,900	13%
	$187,092,900	100%	$195,098,200	100%

For the quarter ended September 30, 2018, approximately 29%, 27% and 20% of the Company's operating lease revenue was derived from customers in Slovenia, the United States and Spain, respectively.  Operating lease revenue does not include interest income from the Company's finance leases.  The following table sets forth geographic information about the Company's operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Three Months Ended September 30,
	2018		2017
Region	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue
Europe	4	60%	4	48%
North America	4	35%	4	33%
Africa	-	-	1	11%
Asia	1	5%	1	4%
Australia	-	-	1	4%

At September 30, 2018 and December 31, 2017, the Company also had six aircraft and nine aircraft, respectively, subject to finance leases.  For the quarter ended September 30, 2018, approximately 61% and 39% of the Company's finance lease revenue was derived from customers in Africa and Europe, respectively.

Assets Held for Sale

At September 30, 2018, the Company also had four aircraft held for sale, comprised of two Saab 340B Plus, one Bombardier Dash-8-300 and one Bombardier Dash-8-400 aircraft.

Results of Operations

(a)  Quarter ended September 30, 2018 compared to the quarter ended September 30, 2017

(i)  Revenues and Other Income

Revenues and other income for the quarter ended September 30, 2018 decreased by $3.3 million compared to the third quarter of 2017.  The decrease was primarily a result of losses incurred on the sale of two assets, decreased operating lease revenues and decreased maintenance reserves revenues.

Operating lease revenue decreased by 5% to $7.2 million in the third quarter of 2018, from $7.6 million in the third quarter of 2017, primarily due to (i) the loss of revenue from assets that were on lease during the 2017 quarter, but off lease in 2018 and (ii) the loss of revenue from aircraft that were sold during 2017.  Such decreases were partially offset by revenue from assets purchased in mid-2017 and in the first six months of 2018.

Finance lease revenue decreased by 37% to $0.3 million in the third quarter of 2018, from $0.4 million in the third quarter of 2017, primarily due to a lower finance lease receivables balance in the 2018 period.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time.  The Company recorded no such revenue during the third quarter of 2018.  During the third quarter of 2017, the Company recorded maintenance reserves revenue of $0.3 million related to retained maintenance reserves at the time of lease termination for two aircraft.

During the third quarter of 2018, the Company sold two aircraft and recorded losses totaling $2.4 million.

(ii) Expenses

Expenses for the quarter ended September 30, 2018 increased by $3.1 million compared to the third quarter of 2017.  The increase was primarily a result of increases in asset impairment provisions, interest expenses and maintenance expenses between periods, partially offset by decreases in management fees and professional fees, general and administrative and other expenses.

The Company's interest expense increased by 15% to $2.5 million in the third quarter of 2018, from $2.1 million in the same period of 2017, primarily as a result of both a higher average interest rate and higher fee amortization in the 2018 period, the effects of which were partially offset by a lower average debt balance in the 2018 period.

The average net book value of assets held for lease during the third quarters of 2018 and 2017 was approximately $201.6 million and $207.9 million, respectively.  Management fees, which are based on the net book value of the Company's aircraft and engines as well as finance lease receivable balances, were 3% lower in the third quarter of 2018 as compared to the same period of 2017.

Professional fees, general and administrative and other expenses for the quarters ended September 30, 2018 and 2017 included $77,200 and $161,800, respectively, incurred in connection with the acquisition of JHC.

The Company's maintenance expense increased by 45% to $0.2 million in the third quarter of 2018 from $0.2 million in the same period of 2017, primarily as a result of maintenance performed by the Company in  the 2018 period on an off-lease aircraft to prepare it for sale or re-lease.

During the third quarter of 2018, the Company recorded impairment provisions totaling $2.7 million on four of its aircraft held for sale, based on appraised values.  During the third quarter of 2017, the Company recorded an impairment provision of $0.1 million for one of its turboprop aircraft held for lease, based on its expected sales value.

(iii) Income tax (benefit)/provision

The Company's (benefit)/provision for income taxes changed from a provision of $0.3 million in the third quarter of 2017 to a benefit of $1.2 million in the same period of 2018.  This change was primarily attributable to the losses on sale and provisions for impairment discussed above, as well as a decrease in the Company's effective tax rate from year to year.

(b) Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

(i) Revenues and Other Income

Revenues and other income for the nine months ended September 30, 2018 decreased by $3.7 million compared to the first nine months of 2017.  The decrease was primarily a result of losses incurred on the sale of assets, decreased operating lease revenues and decreased maintenance reserves revenues, partially offset by increased other income.

Operating lease revenue decreased 7% to $20.5 million in the first nine months of 2018, from $22.0 million in the same period of 2017, primarily due to (i) the loss of revenue from assets that were on lease during the 2017 period, but off lease in 2018 and (ii) the loss of revenue from aircraft that were sold during 2017.  Such decreases were partially offset by revenue from assets purchased in mid-2017 and in the second quarter of 2018.

Finance lease revenue decreased by 15% to $1.0 million in the nine months ended September 30, 2018, from $1.2 million in the nine months ended September 30, 2017, primarily due to a lower finance lease receivables balance in the 2018 period.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time.  The Company recorded no such revenue during the nine months ended September 30, 2018.  During the nine months ended September 30, 2017, the Company recorded maintenance reserves revenue of $0.4 million related to an economic adjustment due from the lessee when an aircraft was returned at lease expiration and $0.6 million of retained maintenance reserves when four aircraft were returned at or prior to lease expiration.

During the nine months ended September 30, 2018, the Company recorded gains totaling of approximately $90,000 on the sale of an aircraft and aircraft parts and losses totaling approximately $2.5 million on the sale of three aircraft.

During the nine months ended September 30, 2017, the Company recorded a gain of $297,400 on the sale of an aircraft pursuant to a sales-type finance lease, gains totaling $43,200 related to the sale of parts from two assets that are held for sale, and a loss of $0.2 million on the sale of two spare engines.  Also in the 2017 period, the Company exchanged one of its spare engines for 150,000 shares of the Company's common stock held by a stockholder, and recorded no gain or loss related to the exchange.

During the nine months ended September 30, 2018, the Company recorded $1.6 million in other income resulting from cash received from the previous lessee of three aircraft that were returned to the Company during 2017.  Such payments were for unpaid maintenance reserves, as well as amounts due pursuant to the return conditions of the applicable leases. The Company did not accrue unpaid reserves or return condition amounts at the time of lease termination based on management's evaluation of the creditworthiness of the lessee.  Therefore, the Company is accounting for payments as they are received and is recording the amount in other income in the period in which a payment is received.

(ii) Expenses

Expenses for the nine months ended September 30, 2018 increased by $3.9 million compared to the nine months ended September 30, 2017.  The increase was primarily a result of increases in asset impairment provisions and interest expenses between periods, partially offset by decreases in management fees and maintenance fees.

The Company's interest expense increased by 29% to $7.1 million in the nine months ended September 30, 2018 from $5.5 million in the same period of 2017, primarily as a result of both a higher average debt balance and a higher average interest rate in the 2018 period, as well as higher fee amortization.

The average net book value of assets held for lease during the nine months ended September 30, 2018 and 2017 was approximately $198.4 million and $195.8 million, respectively.  Management fees, which are based on the net book value of the Company's aircraft and engines as well as finance lease receivable balances, were 2% lower in the first nine months of 2018 as compared to the same period of 2017.

Professional fees, general and administrative and other expenses for the nine months ended September 30, 2018 and 2017 included $341,400 and $287,700, respectively, incurred in connection with the acquisition of JHC.

The Company's maintenance expense decreased by 51% to $0.4 million in the first nine months of 2018, from $0.8 million in the same period of 2017, as a result of a decrease in maintenance work performed by the Company on off-lease aircraft to prepare them for sale or re-lease.

During the nine months ended September 30, 2018, the Company recorded impairments totaling $3.0 million on four aircraft held for sale, based on appraised values. During the nine months ended September 30, 2017, the Company recorded impairment provisions of $0.4 million for one of its aircraft held for lease, based on its appraised value, and $0.1 million on another aircraft, which was sold in October 2017, based on the net sales value agreed with the buyer during the third quarter of 2017.

(iii) Income tax (benefit)/provision

The Company's (benefit) provision for income taxes changed from a provision of $0.9 million in the nine months ended September 30, 2017 to a benefit of $1.1 million in the same period of 2018.  This change was primarily attributable to the losses on sale and provisions for impairment discussed above, as well as a decrease in the Company's effective tax rate from year to year.

Liquidity and Capital Resources

The Company is currently financing its assets and operations primarily through debt financing and excess cash flows.

(a) Credit Facility

The Company has a $170 million Credit Facility that matures on May 31, 2019, as described in Note 4(a) to the Company's condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.  The Company is negotiating with lenders for an extension of the Credit Facility and a new non-recourse term loan that would be secured by certain of the regional jet aircraft in its portfolio, and expects these transactions, if completed, to close prior to expiration of the current credit facility. However, these transactions may not be completed when expected, on terms anticipated or favorable to the Company, or at all.

In addition to payment obligations, the Credit Facility contains financial covenants with which the Company must comply, including, but not limited to, positive earnings requirements, minimum net worth standards and certain ratios, such as debt to equity ratios.

The Company was not in compliance with the interest coverage, debt service coverage and revenue concentration covenants under the Credit Facility at September 30, 2018.  The Company obtained a waiver from the Credit Facility lenders in November 2018 for  the September 30, 2018 non-compliance.  There were no fees or penalties related to the waiver.  In addition, based on appraisals obtained in October 2018 for four assets held for sale, the Company had a borrowing base deficiency of approximately $1,400,000 at September 30, 2018.  The Company cured the deficiency in October by making a principal payment of $2,000,000 on the Credit Facility.

The Company was in compliance with all covenants under the Credit Facility at December 31, 2017.

If the Company were to be out of compliance with any of its Credit Facility covenants at future calculation dates, the Company would need to request waivers or amendments of applicable covenants from its lenders if such compliance failure were not timely cured.  Any such future non-compliance that is not timely cured or waived would result in a default under the Credit Facility, which could have material negative consequences, as described further below.

The Company's ability to regain and maintain compliance with its covenants in the Credit Facility is subject to a variety of factors, including, among others (i) unanticipated decreases in the market value of the Company's assets, or in the rental rates deemed achievable for such assets that cause the Company to record an impairment charge against earnings, (ii) lessee non-compliance with lease obligations, (iii) inability to locate new lessees for returned equipment within a reasonable remarketing period, or at a rent level consistent with projected rates, (iv) inability to locate and acquire a sufficient volume of additional assets at prices that will produce acceptable net returns, (v) increases in interest rates, or (vi) inability to timely dispose of off-lease assets at prices commensurate with their market value.

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

(c) Cash flow

The Company's primary sources of cash from operations are payments due under the Company's operating and finance leases, maintenance reserves, which are billed monthly to lessees based on asset usage, and proceeds from the sale of aircraft and engines.

The Company's primary uses of cash are for (i) purchases of assets, (ii) Credit Facility and special purpose financing interest and principal payments, (iii) maintenance expense and reimbursement to lessees from collected maintenance reserves, (iv) management fees and expense reimbursement owed to JMC, and (v) professional fees, including legal, accounting and directors' fees costs.

The Company's payments for maintenance consist of reimbursements to lessees for eligible maintenance costs under their leases and maintenance incurred directly by the Company for preparation of off-lease assets for re-lease to new customers.  The timing and amount of such payments may vary widely between quarterly and annual periods, as the required maintenance events can vary greatly in magnitude and cost, and the performance of the required maintenance events by the lessee or the Company, as applicable, are not regularly scheduled calendar events and do not occur at uniform intervals.  The Company's maintenance payments typically constitute a large portion of its cash needs, and the Company may from time to time borrow additional funds under the Credit Facility, if available, or seek alternative sources of financing to provide funding for such payments.

Prior to the Company's acquisition of JHC on October 1, 2018, the Company's portfolio of leased aircraft assets was managed and administered under the terms of the Management Agreement with JMC. Under the Management Agreement, JMC received a monthly management fee based on the net asset value of the assets under management.  JMC also received an acquisition fee for locating assets for the Company.  Acquisition fees were included in the cost basis of the asset purchased.  JMC also received a remarketing fee in connection with the re-lease or sale of the Company's assets.  Remarketing fees were amortized over the applicable lease term or included in the gain or loss on sale.

In April 2018, subsequent to the execution of the merger agreement for the acquisition of JHC (the "Merger Agreement"), which was signed in October 2017, the Company, JHC and JMC entered into a waiver and reimbursement agreement (the "Waiver/Reimbursement Agreement"), pursuant to which JHC and JMC agreed to waive their right to receive management and acquisition fees ("Contract Fees") otherwise owed by the Company to JMC pursuant to the Management Agreement for all periods after March 31, 2018 and until the consummation of the Merger, and in return, the Company agreed to reimburse JMC for expenses ("Management Expense") incurred in providing management services set forth under the Management Agreement.  As a result, the Company has been responsible for all expenses incurred by JMC in managing the Company beginning April 1, 2018 and will continue to be responsible for all such expenses in all periods after the Merger.  The risk of increased costs for these expenses, including employee salaries and benefits, worldwide travel related to the management of the Company's aircraft portfolio, office rent, outside technical experts and other overhead expenses, is now the responsibility of the Company rather than JMC.  In addition, because the management and administrative services previously performed by JMC are now internalized, the Company is no longer paying management or acquisition fees to an unconsolidated third party in exchange for the performance of these services.  As a result, the Company expects the types, timing and amounts of, and patterns and trends with respect to, its recorded expenses to change as a result of the Merger, but the manner and extent of these changes remains uncertain until the Company has performed and controlled these functions for some period of time.

The amount of interest paid by the Company depends primarily on the outstanding balance of its Credit Facility, which carries a floating interest rate as well as an interest rate margin, and is therefore also dependent on changes in prevailing interest rates.  Interest related to the Company's special purpose financings is payable at a fixed rate.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility, special purposes financings and any future term loans, for at least the next 12 months, based upon its current estimates of future revenues and expenditures.  These estimates reflect assumptions about, among other things, (i) revenues for assets to be re-leased, (ii) costs of administering and managing the Company's portfolio of assets rather than relying on an outside third -party management company, (iii) cost and anticipated timing of maintenance to be performed, (iv) required debt payments, (v) timely use of proceeds of unused debt capacity for additional acquisitions of income producing assets, (vi) interest rates and (vii) the amount, timing and patterns of management and administrative expenses to be borne by the Company after completion of the Merger.  Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  As discussed above, in "Liquidity and Capital Resources – (a) Credit Facility," and below in "Outlook" and "Factors that May Affect Future Results and Liquidity," there are a number of factors that may cause actual results to deviate from such forecasts.  If these assumptions turn out to be incorrect and the Company's cash requirements exceed its cash flows, the Company would need to pursue additional sources of financing to satisfy these requirements, which may not be available when needed, on acceptable terms, or at all.  See "Factors that May Affect Future Results and Liquidity" below for more information about financing risks and limitations.

(i) Operating activities

The Company's cash flow from operations increased by $1.2 million in the first nine months of 2018 compared to the same period in 2017.  As discussed below, the increase in cash flow was primarily a result of increases in payments received for other income, as well as a decrease in payments for management fees and maintenance.  This positive effect was partially offset by increases in payments for interest, professional fees and general and administrative expenses and income taxes.

(A) Payments for other income

During the first nine months of 2018, the Company recorded $1.6 million in other income resulting from cash received from the previous lessee of three aircraft that were returned to the Company during 2017.  Such payments were for unpaid maintenance reserves, as well as amounts due pursuant to the return conditions of the applicable leases. The Company did not accrue unpaid reserves or return condition amounts at the time of lease termination based on management's evaluation of the creditworthiness of the lessee.  Therefore, the Company is accounting for payments as they are received and recording the amount in other income in the period in which a payment is received.

(B) Payments for maintenance reserves

Receipts from lessees for maintenance reserves decreased by $0.5 million in the first nine months of 2018 compared to the same period in 2017, primarily due to assets for which the Company collects maintenance reserves that were on lease in the 2017 period, but off lease in 2018, the effect of which was partially offset by reserves collected in 2018 for aircraft acquired in the second quarter of 2018.

(C) Payments for finance lease interest

Receipts for finance lease interest decreased by $0.2 million in the first nine months of 2018 compared to the same period in 2017, primarily due to the sale of three aircraft that were subject to finance leases in the 2017 period, but were sold to the lessee during the third quarter of 2018.

(D) Payments for management fees

Payments for management fees decreased by $1.2 million in the first nine months of 2018 compared to the same period in 2017, primarily as a result of a difference in the timing of payments from year to year.

(E) Payments for interest

Payments for interest increased by $1.3 million in the first nine months of 2018 compared to the first nine months of 2017 as a result of a higher average debt balance and higher rates during the 2018 period.

(F) Payments for maintenance

Payments for maintenance decreased by $1.6 million in the first nine months of 2018 compared to the same period in 2017 period as a result of decreased maintenance performed by the Company on off-lease aircraft to prepare them for sale or re-lease.

(G) Payments for professional fees, general and administrative expenses

Payments for professional fees, general and administrative expenses increased by $0.4 million in the first nine months of 2018 compared to the same period in 2017, primarily as a result of amounts related to the Company's acquisition of JHC.

(H) Payments for income taxes

Payments for income taxes increased by $0.5 million in the first nine months of 2018 compared to the same period in 2017 as a result of foreign income taxes paid related to the Company's SPE Financing entities.

(ii) Investing activities

During the nine months ended September 30, 2018 and 2017, the Company received net cash of $12.7 million and $3.1 million, respectively, from the sale of assets. During the first nine months of 2018 and 2017, the Company used cash of $22.7 million and $32.1 million, respectively, for acquisitions of aircraft.  During the 2017 period, the Company also used $7.6 million for the acquisition of three aircraft that are subject to direct-financing leases.

(iii) Financing activities

During the first nine months of 2018 and 2017, the Company borrowed $21.0 million and $35.9 million, respectively, under the Credit Facility.  In the first nine months of 2018 and 2017, the Company repaid $24.2 million and $4.8 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow and, in the 2018 period, the sale of assets.  During the first nine months of 2018 and 2017, the Company's special purpose entities repaid $3.2 million and $3.1 million, respectively, of SPE Financing principal.

Outlook

The Company has identified four principal factors that it believes may materially affect the Company's growth and operating results in the near term.  These and other factors that could impact the Company's business, performance and liquidity are described in more detail under "Factors that May Affect Future Results and Liquidity" below.

• On October 1, 2018, the Company acquired JHC, the parent of JMC, which has acted as the management company for the Company since the Company's inception.  The Company believes that the combination of the management function performed by JMC and the portfolio held by the Company could be accretive to the Company and could create value for the shareholders of the combined post-Merger company, but such accretion may not be realized until after transaction and integration costs in connection with the Merger have been incurred, or at all.  In addition, the Company has incurred certain non-recurring, non-tax deductible Merger expenses in the periods leading up to the Merger, and will continue to do so immediately following the Merger, as well as having to record, for accounting purposes, a settlement loss at the time of consummation of the Merger, which could negatively affect the Company's results for those periods.

• Increased production of aircraft types in the Company's market niche has resulted in some manufacturers offering competitive pricing for new aircraft to regional aircraft customers.  In addition, notwithstanding recent interest rate increases in the United States, competition for assets in the Company's market niche of worldwide regional aircraft has continued to increase.  Some of the Company's newer competitors are funded by investment banks and private equity firms seeking higher yields on investment assets than are currently available from traditional income investment types.  The increased competition has resulted in higher acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, downward pressure on lease rates for these aircraft, resulting in lower revenues and margins and, therefore, fewer acceptable acquisition opportunities for the Company.  The Company anticipates this trend will continue for the short- to medium-term, but could change if and when yields on alternative investments return to a more normal historical range.

• The Company has not identified sale customers for four turboprop aircraft that are currently off lease and classified as held for sale.  These aircraft are older types that are no longer in production, and the Company does not view it as unusual that market demand for them is weak and, therefore, expects that they may remain unsold for significant periods of time.

• The Company is negotiating with lenders for an extension of the Credit Facility and a new non-recourse term loan that would be secured by certain of the regional jet aircraft in its portfolio, and expects these transactions, if completed, to close prior to the May 2019 expiration of the current credit facility.  The new credit facility is expected to incorporate changes in financial covenants from the current facility that will allow the Company to maintain compliance with the new credit facility and access additional acquisition financing.  However, there is no assurance that transactions may be completed when expected,  or on terms anticipated or favorable to the Company, or at all.

Critical Accounting Policies, Judgments and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the condensed consolidated financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements or during the applicable reporting period.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company's operating results and financial position could be materially affected.  For a further discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 1 to the Company's financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Availability of Financing. The Company's credit facility expires on May 31, 2019.  The Company's continued growth will depend on its ability to continue to obtain capital, either through debt or equity financings.  The Company is negotiating with lenders for an extension of the Credit Facility and a new non-recourse term loan that would be secured by certain of the regional jet aircraft in its portfolio, and expects these transactions, if completed, to close prior to the May 2019 expiration of the current credit facility.

One of the current primary limiters on the Company's ability to draw under the current credit facility or incur any other additional debt is the covenant limitation on the Company's maximum debt to equity ratio. Under the proposed terms for the extended credit facility, the Company would have more favorable financial covenants not limited by the Company's current equity capitalization.  However, these terms of the credit facility renewal and term loan financings have not been finalized in definitive agreements, and the final terms agreed to may not be as favorable to the Company as anticipated.

If the Company is not successful in completing these transactions or locating other alternative sources of financing prior to the May 21, 2019 expiration of the current credit facility, the Company may be required to dispose of assets in order to repay its debt, and its ability to maintain or grow its operations could be jeopardized, any of which could result in material negative effects on the Company and its business.

Additionally, even if the credit facility extension and new term loans are effected, the Company will still need to source additional capital, though equity financings, additional debt financings, or other alternatives, in order to grow.  One of the motivations for the Company to acquire JHC was to remove the outside management structure of the Company, which was believed to be an impediment to attracting capital sources.  There can be no assurance that the Company will obtain such additional capital in the future, as a successful capital raising transaction depends on many factors, some of which are outside the Company's control.

Noncompliance with Debt Financial Covenants.  The Company's use of debt as the primary form of acquisition financing subjects the Company to increased risks associated with leverage.  In addition to payment obligations, the Company's debt agreements include financial covenants, including some requiring the Company to have positive earnings, meet minimum net worth standards and be in compliance with certain other financial ratios.  The Company was not in compliance with the interest coverage, debt service coverage and revenue concentration covenants under the Credit Facility as of September 30, 2018.  The noncompliance was waived by the lenders in anticipation of the renewal of the credit facility on terms under which the Company would been in compliance as of September 30, 2018.  Until the renewed credit facility agreement is in effect, the Company may be subject to additional compliance failures of these or other debt covenants at future calculation dates, and the lenders are under no obligation to forbear or waive any such future noncompliance.  Any default under the Credit Facility or another debt agreement, if not cured in the time permitted or waived by the respective lender, could result in the Company's inability to borrow under the debt instrument, the acceleration of the Company's debt obligations, or the foreclosure upon any or all of the assets of the Company.

Consummation of Merger May Subject the Company to Additional Risks. On October 1, 2018 the Company acquired JHC, the parent of the Company's management company, JMC, by way of a reverse triangular merger.  The acquisition of JHC subjects the Company to additional risks, including the following:

• Merger Expenses.  In addition to legal, accounting and financial advisory fees incurred prior to completion of the Merger, the Company will need to incur significant additional expenses, including legal, accounting, and third-party consulting fees in order to comply with disclosure and other requirements pertaining to the Mergers and pay the management and administrative expenses, including employment and other compensation expenses, that were previously paid by an unconsolidated third party.

• Settlement Loss Effect on Debt Covenant Compliance.  The Company will need to record a settlement loss as of the closing date of the Merger related to its prior obligations under the Management Agreement with JMC, in an amount equal to a substantial portion of the purchase consideration paid in the Merger.  The Company is in the process of determining the amount of the loss and the accounting treatment thereof.  In December 2017, the Company obtained the consent of the Credit Facility lenders to the Merger, and modifications to the Credit Facility for post-Merger periods to prevent certain expense items arising from the Merger causing a default under the Credit Facility agreement covenants.  The modifications impose a limit on the amount of settlement loss and merger costs that will be disregarded for covenant purposes, but the Company believes that they are sufficient to avoid these from causing a further default under the Credit Facility financial covenants.

• Assumption of Expenses Covered under Management Agreement.  Under the Management Agreement with JMC, the Company paid management fees to JMC based upon the book value of the Company's aircraft assets, an acquisition fee for each asset purchased by the Company, and a remarketing/re-lease fee for each sale or re-lease transaction entered into with respect to the Company's aircraft.  In return, JMC provided the Company with comprehensive management services, under which JMC had full responsibility for payment of all employee salaries and benefits, outside technical services, worldwide travel needed to promote the Company's business, office space, utilities, IT and communications, furniture and fixtures, and other general administrative and overhead costs.  Under the Management Agreement, if the fees collected were not enough to cover JMC's expenses in managing the Company's portfolio, such losses were borne entirely by JMC.

As a result of the Waiver/Reimbursement Agreement, the Company has been responsible for all expenses incurred by JMC in managing the Company beginning April 1, 2018 and will continue to be responsible for all such expenses in all periods after the Merger.  The risk of increased costs for these expenses is now the responsibility of the Company rather than JMC, and such costs are no longer limited to the amount of the management fee, as was the case under the third party management structure with JMC.  Consequently, the risk of any cost overruns or unanticipated expenses in asset management since April 1, 2018 have been borne solely by the Company and are no longer shifted to an unconsolidated third-party management company.   As a result, the Company's expense categories, amounts, timing and patterns could change significantly in future periods.

• AeroCentury's Management Will Become Internalized.  JHC is now a wholly-owned subsidiary of the Company and sole responsibility for management of the combined company will fall upon its and JMC's management.  If the Company is dissatisfied with management services, the Company will have to address the shortcomings internally, and if they cannot be resolved with the existing management and personnel, the Company may be required to reorganize its management structure and/or replace personnel or seek new third party management services, either of which could result in the Company incurring significant expense and use of resources.

• Assumption of JHC Liabilities.  By acquiring JHC in a reverse triangular merger, JHC has become a wholly-owned subsidiary of the Company.  To the extent that JHC or any of its subsidiaries have liabilities, these will become liabilities of the Company on a consolidated basis.  While the Merger Agreement provides for limited indemnification by JHC shareholders for certain liabilities of JHC or its subsidiaries that arise from pre-Merger occurrences, and the Company has performed due diligence reviews of the liabilities of JHC and its subsidiaries, the indemnification is limited to the consideration paid by the Company to JHC and such due diligence reviews are inherently non-exhaustive and may not have uncovered all known or contingent liabilities or presently unknown liabilities that may emerge after the October 1, 2018 Merger.

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

The Company typically acquires used aircraft equipment.  The market for used aircraft equipment has been cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry.  The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, airline consolidations, the number of new aircraft on order, an excess supply of newly manufactured aircraft or used aircraft coming off lease, as well as introduction of new aircraft models and types that may be more technologically advanced, more fuel efficient and/or less costly to maintain and operate.  Values may also increase or decrease for certain aircraft types that become more or less desirable based on market conditions and changing airline capacity.  Declines in the value of the Company's aircraft and any resulting decline in market demand for these aircraft could materially adversely affect the Company's revenues performance and liquidity.  Also, because the Company's ability to borrow under the current terms of its credit facility is subject to a covenant setting forth a maximum ratio of (i) the outstanding debt under the facility to (ii) the appraised value of the collateral base of aircraft assets securing the credit facility, a significant drop in the appraised market value of the portfolio could require the Company to make a substantial prepayment of outstanding principal under the credit facility in order to avoid a default under the credit facility and limit the utility of the credit facility as a source of future funding.

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

Furthermore, the occurrence of unexpected adverse changes that impact the Company's estimates of expected cash flows generated from an asset could result in an asset impairment charge against the Company's earnings. The Company periodically reviews long-term assets for impairment, particularly when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment charge is recorded when the carrying amount of an asset is estimated to be not recoverable and exceeds its fair value. The Company recorded impairment charges for some of its aircraft in 2016, 2017 and 2018, and may be required to record asset impairment charges in the future as a result of a prolonged weak economic environment, challenging market conditions in the airline industry, events related to particular lessees, assets or asset types or other factors affecting the value of aircraft or engines.

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

Lessees located in low-growth or no-growth areas of the world carry heightened risk of an unanticipated lessee default.  The Company has had customers that have experienced significant financial difficulties, become insolvent, or have entered bankruptcy proceedings.  An insolvency or bankruptcy of a customer usually results in a total loss of the receivables from that customer, as well as the Company incurring additional costs in order to repossess and, in some cases, repair the aircraft. The Company closely monitors the performance of all of its lessees and its risk exposure to any lessee that may be facing financial difficulties, in order to guide decisions with respect to such lessee that could mitigate losses in the event the lessee is unable to meet or rejects its lease obligations.  There can be no assurance that additional customers will not become insolvent, file for bankruptcy or will otherwise be able to perform their lease obligations, or that the Company will be able to mitigate any of the resultant losses.

It is possible that the Company may enter into deferral agreements for overdue lessee obligations. When a customer requests a deferral of lease obligations, the Company evaluates the lessee's financial plan, the likelihood that the lessee can remain a viable carrier, and whether the deferral is likely to be repaid according to the agreed schedule.  The Company may elect to record the deferred rent and reserves payments from the lessee on a cash basis, which could have a material effect on the Company's financial results in the applicable periods.  Deferral agreements with lessees also reduce the Company's borrowing capacity under its Credit Facility.

Concentration of Lessees and Aircraft Type. For the month ended September 30, 2018, the Company's four largest customers accounted for a total of approximately 77% of the Company's monthly operating lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionate negative impact on the Company's financial results and borrowing base under the Credit Facility, and, therefore, the Company's operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company's revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration, which could result in the negative effects upon such a default described under "Noncompliance with Debt Financial Covenants," above.

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

Competition.  The aircraft leasing industry is highly competitive.  The Company competes with aircraft manufacturers, distributors, airlines and aircraft operators, equipment managers, leasing companies, equipment leasing programs, financial institutions and other parties engaged in leasing, managing or remarketing aircraft, many of which have longer operating histories, more experience, larger customer bases, more expansive brand recognition, deeper market penetration and significantly greater financial resources.  Further, competition in the Company's market niche of regional aircraft has increased significantly recently as a result of new entrants to the acquisition and leasing market and consolidation of certain competitors.  If and as competition continues to increase, it has and will likely continue to create upward pressure on acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, create downward pressure on lease rates, resulting in lower revenues and margins for the Company and, therefore, fewer acceptable acquisition opportunities for the Company.

Risks Related to Regional Air Carriers.  The Company's continued focus on its customer base of regional air carriers subjects the Company to additional risks. Many regional airlines rely heavily or even exclusively on a code-share or other contractual relationship with a major carrier for revenue, and can face financial difficulty or failure if the major carrier terminates the relationship or if the major carrier files for bankruptcy or becomes insolvent.  Some regional carriers may depend on contractual arrangements with industrial customers such as mining or oil companies, or franchises from governmental agencies that provide subsidies for operating essential air routes, which may be subject to termination or cancellation on short notice.  Furthermore, many lessees in the regional air carrier market are start-up, low-capital, and/or low-margin operators.  A current concern for regional air carriers is the supply of qualified pilots.  Due to recently imposed regulations of the U.S. Federal Aviation Administration requiring a higher minimum number of hours to qualify as a commercial passenger pilot, many regional airlines have had difficulty meeting their business plans for expansion.  This could in turn affect demand for aircraft and the Company's business.

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

A growing concern arises from the fact that much of the recent growth in demand for regional aircraft in developing countries has arisen from mining or other resource extraction operations by Chinese enterprises in these countries. A future downturn in the Chinese domestic economy that reduces demand for imported raw materials could have a significant negative impact on the demand for business and regional aircraft in these developing countries, including in some of the markets in which the Company does, or seeks to do, business.

Furthermore, instability in Europe due to newly imposed U.S. sanctions against Russia and Iran, and the Russian, Iranian and European reaction to such sanctions, or due to other factors, could have a negative impact on intra-European carriers with which the Company does business.  Also, Brexit and any further departures from the European Union ("EU") could threaten "open-sky" policies under which EU based carriers operate freely within the EU.  Losing open-sky flight rights could have a significant negative impact on the health of the Company's European lessees and, as a result, the financial performance and condition of the Company.

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

Economic downturns can affect certain regions of the world more than others.  As the Company's portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases assets could have a disproportionately significant adverse impact on the Company.  The Company's significant sources of operating lease revenue by region are summarized in "Fleet Summary – Assets Held for Lease," above.

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

The Trump administration and members of the U.S. Congress have made public statements about significant changes in U.S. trade policy and have taken certain actions that materially impact U.S. trade, including terminating, renegotiating or otherwise modifying U.S. trade agreements with countries in various regions and imposing tariffs on certain goods imported into the United States.  These changes in U.S. trade policy have triggered and could continue to trigger retaliatory actions by affected countries, resulting in "trade wars." These trade wars could generally increase the cost of aircraft, aircraft and engine components and other goods regularly imported by our customers, thereby increasing costs of operations for our air carrier customers that are located in the affected countries.  The increased costs could materially and adversely impact the financial health of affected air carriers, generally, which in turn could have a negative impact on the Company's business opportunities, and if the Company's lessees are significantly affected, could have a direct impact on the Company's financial results.  Furthermore, the Company often incurs maintenance or repair expense not covered by lessees in foreign countries, which could increase the Company's own maintenance and repair expense if such countries are affected by such a trade war.

Level of Portfolio Diversification.  The Company intends to continue to focus solely on regional aircraft. Although the Company invested in a limited number of turboprop aircraft types in the past, including two in the second quarter of 2018, the Company has also acquired several regional jet aircraft types, which now comprise a larger percentage of the Company's portfolio based on number of aircraft and net book value.  The Company may continue to seek acquisition opportunities for new types and models of aircraft used in the Company's targeted customer base of regional air carriers. Acquisition of aircraft types not previously acquired by the Company entails greater ownership risk due to the Company's lack of experience managing those assets and the potentially different types of customers that may lease them.  Conversely, the Company's focus on a more limited set of aircraft types and solely on regional aircraft subjects the Company to risks that disproportionately impact these aircraft markets, which are described elsewhere in this discussion.  As a result, the level of asset and market diversification the Company chooses to pursue could have a significant impact on its performance and results.

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

The Company's leases generally require a lessee to insure against likely risks of loss or damage to the leased asset, and liability to passengers and third parties pursuant to industry standard insurance policies and require lessees to provide insurance certificates documenting the policy periods and coverage amounts.  The Company has adopted measures designed to ensure these insurance policies continue to be maintained, including tracking receipt of the insurance certificates, calendaring their expiration dates, and reminding lessees of their obligations to maintain such insurance and provide current insurance certificates to the Company if a replacement certificate is not timely received prior to the expiration of an existing certificate.

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

Compliance with Environmental Regulations.  Compliance with environmental regulations may harm the Company's business. Many aspects of aircraft operations are subject to increasingly stringent environmental regulations, and growing concerns about climate change may result in the imposition by the U.S and foreign governments of additional regulation of carbon emissions, including requirements to adopt technology to reduce the amount of carbon emissions or putting in place a fee or tax system on carbon emitters. It is likely that any such regulation would be directed at the Company's customers, as operators of aircraft, or at the Company, as owner of aircraft.  Under the Company's triple-net lease arrangements, the Company would likely try to shift responsibility for compliance to its lessees, but there might be some costs of complying with these regulations that the Company could not shift and would itself have to bear. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on the Company's financial position, results of operations, or cash flows, no assurance can be given that the costs of complying with environmental regulations adopted in the future will not have such an effect.

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

Item 4.   Controls and Procedures.

CEO and CFO Certifications. Attached as exhibits to this Quarterly Report on Form 10-Q (the "Report") are certifications of the Company's Chief Executive Officer (the "CEO") and the Company's Chief Financial Officer(the "CFO"), which are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the Report includes information concerning the evaluation of disclosure controls and procedures referred to in the Section 302 Certifications and this should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Evaluation of the Company's Disclosure Controls and Procedures. Disclosure controls and procedures ("Disclosure Controls") are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

In the course of the review of the consolidated financial results of the Company for the three months and six months ended June 30, 2018, we identified a material weakness in our internal control over financial reporting at June 30, 2018 related to the Company's incorrect accounting for management fees and acquisition fees associated with the management agreement between JetFleet Holding Corp ("JHC") and the Company.

Management has determined that this deficiency constituted a material weakness as of September 30, 2018.  Management is in the process of conducting the controls related to the acquisition accounting over the JHC Merger, which was consummated on October 1, 2018.

The Company's management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company's Disclosure Controls and concluded that the Company's Disclosure Controls were not effective as of September 30, 2018 due to the material weakness described above.

Changes in Internal Control Over Financial Reporting.  No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Internal Control Over Financial Reporting.  In designing its Disclosure Controls and internal control over financial reporting, the Company's management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of the Company's controls and procedures must reflect the fact that there are resource constraints, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  Because of these inherent limitations, the Company's Disclosure Controls and internal control over financial reporting may not prevent or detect all instances of fraud, misstatements or other control issues.  In addition, projections of any evaluation of the effectiveness of disclosure or internal controls to future periods are subject to risks, including, among others, that controls may become inadequate because of changes in conditions or that compliance with policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 6.   Exhibits

Exhibit Number	Description
10.1	Employment Agreement dated September 1, 2016 between Michael G. Magnusson and JetFleet Management Corp.
31.1	Certification of Michael G. Magnusson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Michael G. Magnusson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROCENTURY CORP.
Date: November 8, 2018	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer