Form 10-K
period 2018-12-31
AEROCENTURY CORP
filed 2019-03-19
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☐
Non-accelerated filer  ☒  Smaller reporting company  ☒
Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the registrant’s common stock as of such date, as reported by the NYSE American Exchange) was $19,051,000. Shares of common stock held by the registrant's officers and directors and beneficial owners of 10% or more of the outstanding shares of the registrant's common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates of the registrant; however, the treatment of these persons as affiliates of the registrant for purposes of this calculation is not, and shall not be considered, a determination as to whether any such person is an affiliate of the registrant for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 18, 2019 was 1,545,884.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference to the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders.  Except as expressly incorporated by reference, such Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

As used in this report, unless the context indicates otherwise, “AeroCentury” refers to AeroCentury Corp. and the “Company” refers to AeroCentury together with its consolidated subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  All statements in this report other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the Company’s plans and objectives for future operations, the Company’s future financial or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing.  Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof, or other comparable terminology, are forward-looking statements.

Forward-looking statements in this report include statements about the following matters, although this list is not exhaustive:

•
The Company’s business plans and strategies, including its continued focus on acquiring used regional aircraft, any potential for acquiring and managing new types and models of regional aircraft, and its expectation that most of its future growth will be outside of North America;

•
Matters related to the Company’s merger with JetFleet Holding Corp. ("JHC"), which was completed on October 1, 2018, and the anticipated impact of the merger on the Company and its performance, including any changes to the Company’s risk profile now that the Company has internalized the management services previously performed for the Company by JetFleet Management Corp. ("JMC"), a subsidiary of JHC, and the expectation that the combination effected by the merger could be accretive to the Company and create value for the stockholders of the combined post-merger company;

•
Certain industry trends and their impact on the Company and its performance, including: increasing competition that results in higher acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, downward pressure on lease rates for these aircraft; relatively lower market demand for older aircraft types that are no longer in production, which could cause certain of the Company’s aircraft to remain off lease for significant periods of time; and expectations of shakeouts of weaker carriers in economically troubled regions, which could impact the financial condition and viability of certain of the Company’s customers, and as a result, their demand for the Company’s aircraft and their ability to fulfill their lease commitments and other obligations to the Company under existing leases;

•	Expectations about the Company’s future liquidity, cash flow and capital requirements;

•
The Company’s ability to comply with its credit facility (the “Credit Facility”), recently established term loans (the “Term Loans”) and other outstanding debt instruments, including making payments of principal and interest thereunder as and when required and complying with the financial and other covenants included in these instruments;

•	The Company’s ability to access additional sources of capital in the future as and when needed, in the amounts desired, on terms favorable to the Company, or at all;

•	The expected impact of existing or known threatened legal proceedings;

•	The effect on the Company and its customers of complying with applicable government and regulatory requirements in the numerous jurisdictions in which the Company and its customers operate;

•	The Company’s cyber vulnerabilities and the anticipated effects on the Company if a cybersecurity threat or incident were to materialize;

•
General economic, market, political and regulatory conditions, including anticipated changes in these conditions and the impact of such changes on customer demand and other facets of the Company’s business; and

•	The impact of the foregoing on the prevailing market price and trading volume of the Company’s common stock.

All of the Company’s forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those projected or assumed by such forward-looking statements.  Among the factors that could cause such differences are: the continued availability of financing under the Credit Facility or otherwise; the Company’s ability to comply with the covenants under its Credit Facility, Term Loans and other debt instruments; the potential impact on the Company’s debt obligations of developments regarding LIBOR, including the potential phasing out of this metric; the Company's ability to locate and acquire appropriate and revenue-producing assets; deterioration of the market for or appraised values of aircraft owned by the Company; a surge in interest rates; any noncompliance by the Company's lessees with obligations under their respective leases, including payment obligations; any economic downturn or other financial crisis; the timing, rate and amount of maintenance expenses for the Company’s asset portfolio, as well as the distribution of these expenses among the assets in the portfolio; following completion of the merger with JHC, the Company's ability to internalize the management services previously performed by JMC and the costs to the Company to internally perform these services; the Company's ability to raise capital on acceptable terms when needed and in desired amounts, or at all; limited trading volume in the Company's stock; and the other factors detailed under "Factors That May Affect Future Results and Liquidity" in Item 7 of this report.  In addition, the Company operates in a competitive and evolving industry in which new risks emerge from time to time, and it is not possible for the Company to predict all of the risks it may face, nor can it assess the impact of all factors on its business or the extent to which any factor or combination of factors could cause actual results to differ from expectations.  As a result of these and other potential risks and uncertainties, the Company’s forward-looking statements should not be relied on or viewed as predictions of future events.

This cautionary statement should be read as qualifying all forward-looking statements included in this report, wherever they appear. All forward-looking statements and descriptions of risks included in this report are made as of the date hereof based on information available to the Company as of the date hereof, and except as required by applicable law, the Company assumes no obligation to update any such forward-looking statement or risk for any reason. You should, however, consult the risks and other disclosures described in the reports the Company files from time to time with the (“SEC”) after the date of this report for updated information.

Table of Contents
PART I
Item 1. Business
Item 1A      Risk Factors
Item 1B.     Unresolved Staff Comments
Item 2.  Properties
Item 3.  Legal Proceedings
Item   Mine Safety Disclosures
PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters andIssuer Purchases of Equity Securities
Item 6      Selected Financial Data
Item 7      Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.    Controls and Procedures
Item 9B    Other Information
PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Item 11.    Executive Compensation
Item 12   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13    Certain Relationships and Related Transactions, and Director Independence
Item 14        Principal Accountant Fees and Services
PART IV
Item 15     Exhibits, Financial Statements Schedules
Item 16    Form 10-K Summary

PART I

Item 1.  Business.

Business of the Company

The Company is engaged in the business of investing in used regional aircraft equipment and leasing it to foreign and domestic regional air carriers.  The Company’s aircraft portfolio consists of 17 aircraft and one engine held for lease as of December 31, 2018, most of which are mid-life regional aircraft, and its globally diverse customer base consists of eleven airlines operating in nine countries.

On October 1, 2018, AeroCentury acquired JHC in a reverse triangular merger (“Merger”) for consideration of approximately $2.9 million in cash and 129,217 shares of common stock.  JHC is the sole shareholder of JMC, which is an integrated aircraft management, marketing and financing business that manages and administers the Company's portfolio of aircraft assets.  Before the Merger, such management and administration were performed pursuant to the terms of a management agreement (the "Management Agreement") between the Company and JMC.  Post-Merger, the management and administration services provided under the Management Agreement have become internalized and under the control and management of the Company itself.

The Company’s principal business objective is to acquire aircraft assets and manage those assets in order to provide a return on investment through lease revenue and, eventually, sale proceeds.  The Company strives to achieve this objective by reinvesting cash flow from operations and using short-term and long-term debt and/or equity financing.

The Company believes its ability to achieve this objective depends in large part on its success in three areas: asset selection and acquisition, lessee selection and obtaining financing to acquire aircraft and engines.

Asset Selection and Acquisition. The Company typically acquires assets in one of three ways.  The Company may purchase an asset already subject to a lease and assume the rights and obligations of the seller, as lessor under the existing lease.  Additionally, the Company may purchase an asset from an air carrier and lease it back to the air carrier.  Finally, the Company may purchase an asset from a seller and then immediately enter into a new lease for the aircraft with a third -party lessee.  In this last case, the Company typically does not purchase an asset unless a potential lessee has been identified and has committed to lease the asset.

The Company locates customers through marketing efforts utilizing website listings, attendance and sponsorship of industry conferences, referrals from existing industry contacts and current customers, and focused advertising.

The Company generally targets used regional aircraft with purchase prices between $10 million and $20 million and lease terms of three to ten years.  In identifying and selecting assets for acquisition, the Company evaluates, among other things, the type of asset, its current price and projected future value, its versatility or specialized uses, the current and projected availability of and demand for that asset, and the type and number of future potential lessees.  Because the Company has extensive experience in purchasing, leasing and selling used regional aircraft,  it believes it has the expertise and industry knowledge to purchase these assets at appropriate prices and maintain an acceptable overall on-lease rate for them.

In order to improve the remarketability of an aircraft after expiration of a lease, the Company’s leases generally contain provisions that require lessees to either return the aircraft in a condition that allows the Company to expediently re-lease or sell the aircraft, or pay sufficient amounts based on usage under the lease to cover any maintenance or overhaul of the aircraft required to bring the aircraft to such a state.

Lessee Selection.  The Company’s customer base primarily consists of regional commercial aircraft operators located in globally diverse markets and seeking to access aircraft under operating leases.  The Company expects to continue to target these customer markets for the foreseeable future, and expects any customer growth in the near term would be from lessees operating outside of North America.  When considering whether to enter into transactions with a lessee, the Company generally reviews the lessee’s creditworthiness, growth prospects, financial status and backing; the experience of its management; and the impact of legal and regulatory matters in the lessee’s market, all of which are weighed in determining the lease terms offered to the lessee. In addition, it is the Company’s policy to monitor the lessee’s business and financial performance closely throughout the term of the lease, and, if requested, provide assistance drawn from the experience of the Company’s management in many areas of the air carrier industry.  Because of its “hands-on” approach to portfolio management, the Company believes it is able to enter into transactions with lessees in a wider range of markets than may be possible for traditional, large lending institutions and leasing companies.

Availability of Financing.  The Company has funded its asset acquisitions primarily through debt financing, supplemented by free cash flow.  The Company’s primary source of debt financing has been the Credit Facility, which is a secured credit facility provided by a syndicate of banks that was extended in February 2019 to expire in February 2023. In addition, during 2016, the Company financed the purchase of two aircraft using special purpose subsidiary financing, and in February 2019, the Company refinanced those two aircraft and four other aircraft assets that previously served as collateral under the Credit Facility using financing under new non-recourse Term Loans.

The Company’s portfolio of assets has historically generated lease and sale revenues that have exceeded the Company’s cash expenses, which have consisted mainly of maintenance costs, principal and interest payments on debt, professional fees, insurance premiums, management fees (before the Merger) and salaries and employee benefits (after the Merger). This historical excess cash from operations has aided in the Company’s ability to continue to add to its aircraft portfolio over time; however, the Company’s performance and cash flow are subject to fluctuations and a number of risks and uncertainties, and as a result, free cash flow may not serve as a viable source of funding in some periods. See Item 7 of this report for more information about trends in and expectations about the Company’s performance and liquidity.

Competition

The Company competes with other leasing companies, banks, financial institutions, private equity firms, aircraft leasing syndicates, aircraft manufacturers, distributors, airlines and aircraft operators, equipment managers, equipment leasing programs and other parties for its regional air carrier customers.  Many of these competitors have longer operating histories, more experience, larger customer bases, more expansive brand recognition, deeper market penetration and significantly greater financial resources.  Competition has increased significantly recently as competitors who have traditionally neglected the regional air carrier market have recently focused on this market.  The industry has also experienced a number of consolidations of smaller leasing companies, creating a handful of very large companies operating in this market, as well as new entrants to the market.

Competition in this industry is based on a number of factors, including price, lease terms, variety of product selection (in other words, the type(s) of aircraft available for lease), reputation, ability to execute transactions as committed, and customer service.  Among these, the Company believes price and lease terms may be the most important competitive factors, and as a result, the entry of new competitors into the market, the creation of larger competitors due to consolidation, and/or the entry of traditional large aircraft lessors into the regional aircraft niche, particularly those with greater access to capital than the Company, could lead to fewer acquisition opportunities for the Company and/or lease terms that are less favorable to the Company, as well as fewer renewals of existing leases or new leases of existing aircraft.

The Company, however, believes that it has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by many in the regional air carrier market.

Dependence on Significant Customers

For the year ended December 31, 2018, the Company’s four largest customers accounted for 30%, 21%, 15%, and 13% of operating lease revenue.  For the year ended December 31, 2017, the Company’s four largest customers accounted for 28%, 20%, 14%, and 11% of operating lease revenue.  This concentration of credit risk with respect to lease receivables will diminish in the future only if the Company is able to expand its customer base by re-leasing assets currently on lease to significant customers to new customers at lease-end and/or acquiring assets for lease to new customers.

Environmental Matters

Compliance with federal, state and local environmental laws, including provisions regulating the discharge of greenhouse gas emissions (including carbon dioxide (CO2)) into the environment, aircraft noise regulations, and remedial agreements or other actions relating to these provisions or the environment otherwise, has not had, and is not expected to have, a material effect on the Company’s capital expenditures, financial condition, results of operations or competitive position.

Employees

Prior to the Merger, JMC was responsible for all administration and management of the Company pursuant to the terms of the Management Agreement.  Consequently, the Company did not have any employees.  With the acquisition of JHC by the Company on October 1, 2018, the Company assumed the role of employer (through its JMC subsidiary) of the staff of such subsidiary at the time of the Merger.  As a result, as of December 31, 2018, the Company had 12 total employees, including 11 full-time employees.

Patents, Trademarks and Licenses

The Company has a registered trademark for the “AeroCentury” name.  The Company relies primarily on trademark and trade secrets law, as well as non-disclosure contracts, to protect its intellectual property and proprietary information.

Available Information

AeroCentury is a Delaware corporation incorporated in 1997. Its headquarters is located at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010.  The main telephone number is (650) 340-1888.  The Company’s website is located at: http://www.aerocentury.com.

The Company files and furnishes periodic reports, proxy statements and other information with the SEC.  Copies of these materials are made available free of charge on the Company’s website through the Investor Relations link (SEC Filings) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company.

Item 1A. Risk Factors.

Disclosure under this item has been omitted pursuant to the rules of the SEC that permit smaller reporting companies to omit this information. However, please see the description of certain risks and uncertainties that could impact the Company’s performance, liquidity and stock price and volume set forth under Factors that May Affect Future Results and Liquidity in Item 7 of this report.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2018, the Company did not own any real property, plant or materially important physical properties.  The Company leases its principal executive office space at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010 under a lease agreement that expires on June 30, 2020.

For information regarding the aircraft and aircraft engines owned by the Company, refer to the information under “Fleet Summary” in Item 7 of this report and Note 3 to the Company’s consolidated financial statements in Item 8 of this report.

Item 3.  Legal Proceedings.

The Company from time to time engages in ordinary course litigation incidental to the business, typically relating to lease collection matters against defaulting lessees and mechanic’s lien claims by vendors hired by lessees.  Although the Company cannot predict the impact or outcome of any of these proceedings, including, among other things, the amount or timing of any liabilities or other costs it may incur, none of the pending legal proceedings to which the Company is a party or any of its property is subject is anticipated to have a material effect on the Company’s business, financial condition or results of operations.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded on the NYSE American Exchange under the symbol “ACY.”

Number of Holders

According to the Company’s transfer agent, the Company had approximately 1,300 stockholders of record as of March 15, 2019.  Because brokers and other institutions and nominees hold many of the Company’s shares of Common Stock on behalf of beneficial owners, the Company is unable to estimate the total number of beneficial owners represented by those nominees.

Dividends

Although the Company’s earnings in some periods may indicate an ability to pay cash dividends, the Company has not declared or paid any such dividends to date, and has no plans to do so in the foreseeable future because it intends to re-invest any earnings into the acquisition of additional revenue-generating aircraft and equipment.

Item 6.  Selected Financial Data.

Disclosure under this item has been omitted pursuant to the rules of the SEC that permit smaller reporting companies to omit this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Company’s audited consolidated financial statements and the related notes included in this report. This discussion and analysis contains forward-looking statements. Please see the cautionary note regarding these statements at the beginning of this report.

Overview

The Company provides leasing and finance services to regional airlines worldwide. The Company is principally engaged in leasing its aircraft portfolio, primarily consisting of mid-life regional aircraft, through operating leases and finance leases to its globally diverse customer base of eleven airlines in nine countries.  In addition to leasing activities, the Company sells aircraft from its operating lease portfolio to third parties, including other leasing companies, financial services companies, and airlines. Its operating performance is driven by the composition of its aircraft portfolio, the terms of its leases, the interest rate of its debt, as well as asset sales.

During 2018, the Company purchased two aircraft subject to operating leases.  During the same period, the Company sold five aircraft for cash, and reclassified three aircraft from held for lease to held for sale.  The Company ended the year with a total of seventeen aircraft and one engine held for lease, with a net book value of approximately $184 million.  This represents a 6% decrease compared to the net book value of the Company’s aircraft and engines held for lease at December 31, 2017.  In addition to the aircraft and engine held for lease, at year-end, the Company held six aircraft subject to finance leases and three aircraft held for sale.

Average portfolio utilization was approximately 92% and 93% during 2018 and 2017, respectively.  The year-to-year decrease was due to asset sales of previously-leased assets during 2017 and 2018, as well as the return of several aircraft at lease end in 2017.

In July 2017, the Company expanded its Credit Facility from $150 million to $170 million.  The unused amount of the Credit Facility was $47.6 million as of December 31, 2018, and the weighted average interest rate was 5.92% at December 31, 2018.  In February 2019, the Credit Facility, which was to expire on May 31, 2019, was extended to February 19, 2023 and was amended in certain other respects as described under Liquidity and Capital Resources below.  Also in February 2019, the Company refinanced, using new non-recourse Term Loans with an aggregate principal of $44.3 million, four aircraft that previously served as collateral under the Credit Facility and two aircraft previously subject to special purpose subsidiary financing.

Net loss for 2018 was $8.1 million, compared to net income of $7.4 million in 2017, resulting in basic and diluted (loss)/earnings per share of $(5.58) and $5.10 respectively.  Pre-tax profit margin (which the Company calculates as its (loss)/income before income tax (benefit)/provision as a percentage of its revenues and other income) was (33%) in 2018 compared to 10% in 2017.

On October 1, 2018, the Company acquired JHC by way of the Merger.  JHC is the owner of JMC, the integrated aircraft management, marketing and financing business that manages and administers the Company's portfolio of aircraft assets.  Before the Merger, such management and administration were performed pursuant to the terms of the Management Agreement between the Company and JMC.  Post-Merger, the management and administration services provided under the Management Agreement have become internalized and under the control and management of the Company itself.   Expenses incurred by JMC in providing services under the Management Agreement are, as of October 1, 2018, expenses of the Company reflected in the Company’s financial statements.  In addition, after October 1, 2018, the management, acquisition and remarketing fees previously paid by the Company to JMC as an unconsolidated third party are no longer be reflected in the Company’s financial statements; rather, the expenses incurred by JMC in managing and administering the Company’s assets are borne by the Company directly and reflected in its financial statements accordingly.

Fleet Summary

(a) Assets Held for Lease

Key portfolio metrics of the Company’s aircraft held for lease as of December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2018	December 31, 2017
Number of aircraft and engines held for lease	18	24

Weighted average fleet age	11.1 years	11.4 years
Weighted average remaining lease term	58 months	58 months
Aggregate fleet net book value	$184,019,900	$195,098,200

	For the Years Ended December 31,
	2018	2017
Average portfolio utilization	92%	93%

The decrease in average portfolio utilization between 2017 and 2018 was due to asset sales during late 2017 and 2018, as well as the return of several aircraft at lease-end in 2017.

The following table sets forth the net book value and percentage of the net book value, by type, of the Company’s assets that were held for lease at December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft:
Bombardier Dash-8-400	2	13%	2	7%
Bombardier Dash-8-300	2	5%	3	6%
Saab 340B Plus	-	-%	4	3%
Saab 340B	-	-%	1	1%

Regional jet aircraft:
Canadair 900 (*)	5	39%	5	38%
Embraer 175	3	16%	3	16%
Canadair 1000	2	14%	2	15%
Canadair 700	3	12%	3	13%

Engines:
Pratt & Whitney 150A	1	1%	1	1%

(*) Amounts for December 31, 2017 include a Canadair 705 that was converted to a Canadair 900 in 2018.

During 2018, the Company purchased two aircraft subject to operating leases, and sold five aircraft and certain aircraft  parts.  During 2017, the Company purchased three aircraft subject to operating leases and three aircraft that the Company leased pursuant to direct financing leases in a sale and leaseback transaction, and sold two aircraft, three spare engines and parts from two assets that are held for sale, and one aircraft pursuant to a sales-type finance lease.

The following table sets forth the net book value and percentage of the net book value of the Company’s assets that were held for lease at December 31, 2018 and December 31, 2017 in the indicated regions (based on the domicile of the lessee):

	December 31, 2018		December 31, 2017
Region	Net book value	% of net book value	Net book value	% of net book value
Europe	$110,069,000	60%	$92,108,500	47%
North America	68,485,400	37%	72,270,700	37%
Asia	5,465,500	3%	6,082,100	3%
Off lease	-	-%	24,636,900	13%
	$184,019,900	100%	$195,098,200	100%

For the year ended December 31, 2018, approximately 30%, 28% and 21% of the Company’s operating lease revenue was derived from customers in Slovenia, the United States and Spain, respectively.  For the year ended December 31, 2017, approximately 28%, 21%, 20% and 11% of the Company’s operating lease revenue was derived from customers in Slovenia, the United States, Spain and Mozambique, respectively.  Operating lease revenue does not include interest income from the Company’s finance leases.  The following table sets forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Years Ended December 31,
	2018		2017
Region	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue
Europe	4	59%	4	52%
North America	4	37%	5	29%
Africa	-	-	1	12%
Asia	1	4%	1	4%
Australia	-	-	1	3%

At December 31, 2018 and December 31, 2017, the Company also had six aircraft and nine aircraft, respectively, subject to finance leases.  For the year ended December 31, 2018, approximately 67% and 33% of the Company’s finance lease revenue was derived from customers in Africa and Europe, respectively.  For the year ended December 31, 2017, approximately 75% and 25% of the Company’s finance lease revenue was derived from customers in Africa and Europe, respectively.

(b) Assets Held for Sale

Assets held for sale at December 31, 2018 consisted of two off-lease Saab 340B Plus turboprop aircraft, one off-lease Bombardier Dash-8-300 aircraft and airframe parts from two turboprop aircraft.  Assets held for sale at December 31, 2017 consisted of airframe parts from two aircraft.

Results of Operations

(a) Revenues and Other Income

Revenues and other income decreased by 24% to $27.1 million in 2018 from $35.6 million in 2017.  The decrease was primarily a result of losses incurred on the sale of older assets, decreased operating lease revenues, and decreased maintenance reserves revenues.

Operating lease revenue decreased by 5% to $27.6 million in 2018 from $29.0 million in 2017, primarily due to the loss of revenue from assets that were on lease in 2017 but off lease in 2018 and aircraft that were sold during 2017.  Such decreases were partially offset by revenue from assets purchased in mid-2017 and in the second quarter of 2018.

Finance lease revenue decreased by 20% to $1.3 million in 2018 from $1.6 million in 2017, primarily due to a lower finance lease receivables balance in the 2018 period and the purchase by the lessee of three aircraft subject to finance leases during the third quarter of 2018.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time.  The Company recorded $1.6 million of such revenue during 2018, arising from cash received from the former lessee of three aircraft after such aircraft were returned to the Company by the lessee during 2017.  Such amounts were not accrued at lease termination based on management’s evaluation of the creditworthiness of the lessee.  During 2017, the Company recorded maintenance reserves revenue of $3.9 million related to retained maintenance reserves at the time of lease termination for seven aircraft.

During 2018, the Company recorded gains totaling approximately $0.1 million on the sale of an aircraft and aircraft parts and losses totaling approximately $3.5 million on the sale of four aircraft.  During 2017, the Company recorded a gain of $0.3 million on the sale of an aircraft pursuant to a sales-type finance lease, gains totaling $1.2 million on the sale of two aircraft and aircraft parts, and losses totaling $0.4 million on the sale of three spare engines.  During 2017, the Company also exchanged one of its spare engines for 150,000 shares of the Company’s common stock held by a stockholder, and recorded no gain or loss related to the exchange.

(b) Expenses

Total expenses increased by 13% to $36.2 million in 2018 from $32.1 million in 2017.  The increase was primarily a result of increases in asset impairment provisions, interest expense, salaries and employee benefits and professional fees, general and administrative and other expenses, as well as a settlement loss recorded in connection with the acquisition of JHC.  These increases were partially offset by decreases in management fees and maintenance fees.

The Company’s interest expense increased by 23% to $9.5 million in 2018 from $7.8 million in 2017, primarily as a result of a higher average debt balance, a higher average interest rate and higher loan fee amortization.

The average net book value of assets held for lease during 2018 and 2017 was approximately $195.1 million and $196.5 million, respectively.  Until the acquisition of JHC on October 1, 2018, management fees paid to JMC were based on the net book value of the Company’s aircraft and engines as well as finance lease receivable balances. After the Merger, JMC’s operating expenses, including salaries and employee benefits, became the responsibility of the Company.  The total of management fees, salaries and employee benefits and professional fees, general and administrative and other expenses decreased by 8% to $7.4 million in 2018 from $8.1 million in 2017.

In 2018 and 2017, the Company’s professional fees, general and administrative and other expenses included $485,000 and $619,400, respectively, incurred in connection with the acquisition of JHC.

During 2018, the Company recorded impairment charges totaling $3.0 million on four aircraft held for sale, based on appraised values.  During 2017, the Company recorded impairment charges of $0.7 million for two turboprop aircraft, based on their appraised values, $0.1 million for an asset based on its net sales value, which was subsequently sold in 2017, and $0.2 million for an asset that was written down to its net sales value and sold in early 2018.

The Company's maintenance expense decreased by 78% to $0.6 million in 2018 from $2.9 million in 2017, as a result of a decrease in maintenance work performed by the Company on off-lease aircraft to prepare them for sale or re-lease.

The Company’s insurance expense increased by 41% to $0.4 million in 2018 from $0.3 million in 2017.  Insurance expense includes amounts paid for directors’ and officers’ liability, business personal property, premises liability and product liability insurance, as well as aircraft hull insurance for periods when an aircraft is off-lease.

During 2018, the Company recorded a settlement loss of $2.5 million related to the Merger. See Note 8 to the Company’s consolidated financial statements in Item 8 of this report for more information about this settlement loss.

(c) Income Tax Benefit

The Company’s benefit for income taxes decreased from $4.0 million in 2017 to $1.0 million in 2018.  This change was primarily attributable to the Company recognizing the deferred tax benefit of lower U.S. corporate income tax rates enacted in December 2017.

Liquidity and Capital Resources

The Company is currently financing its assets and operations primarily through debt financing and excess cash flow from operations.

(a) Credit Facility

The Company has a Credit Facility, as described in Notes 6(a) and 14 to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K.  In February 2019, the Credit Facility, which had availability of $170 million (with the ability for the Company to request an increase up to $180 million) and was to mature on May 31, 2019, was extended to February 19, 2023, reduced to $145 million (with the ability for the Company to request an increase up to $160 million) and amended in certain other respects, including with respect to certain of the Company’s financial covenants thereunder.

In addition to payment obligations (including principal and interest payments on outstanding borrowings and commitment fees based on the amount of any unused portion of the Credit Facility), the Credit Facility contains financial covenants with which the Company must comply, including, but not limited to, positive earnings requirements, minimum net worth standards and certain ratios, such as debt to equity ratios.

The Company was not in compliance with the interest coverage, debt service coverage and revenue concentration covenants under the Credit Facility at September 30, 2018.  The Company obtained a waiver from the Credit Facility lenders in November 2018 for the September 30, 2018 noncompliance.  There were no fees or penalties related to the waiver.  In addition, based on appraisals obtained in October 2018 for four assets held for sale, the Company had a borrowing base deficiency of approximately $1,400,000 at September 30, 2018.  The Company cured the deficiency in October 2018 by making a principal payment of $2,000,000 on the Credit Facility.

The Company was also not in compliance with the interest coverage, debt service coverage, no-net-loss and revenue concentration covenants under the Credit Facility at December 31, 2018.  The December 31, 2018 noncompliance was cured by the February 2019 amendment and extension to the Credit Facility, which also revised certain of these financial covenants requirements through the February 2023 maturity date of the extended Credit Facility.

If the Company is out of compliance with any of its Credit Facility covenants at future calculation dates, it would need to request waivers or amendments of applicable covenants from the lenders if such compliance failure is not timely cured.  Any such future noncompliance that is not timely cured or waived would result in a default under the Credit Facility, which could have material negative consequences, as described further below.

The Company’s ability to regain and maintain compliance with its covenants in the Credit Facility is subject to a variety of factors, including, among others (i) unanticipated decreases in the market value of the Company’s assets, or in the rental rates deemed achievable for such assets, that cause the Company to record an impairment charge against earnings, (ii) lessee noncompliance with lease obligations, (iii) inability to locate new lessees for returned aircraft or equipment within a reasonable remarketing period, or at a rent level consistent with projected rates, (iv) inability to locate and acquire a sufficient volume of additional assets at prices that will produce acceptable net returns, (v) increases in interest rates, and (vi) inability to timely dispose of off-lease assets at prices commensurate with their market value.

Any default under the Credit Facility, if not cured in the time permitted or waived by the lenders, could result in the Company’s inability to borrow any further amounts under the Credit Facility, the acceleration of the Company’s obligation to repay amounts borrowed under the Credit Facility, or foreclosure upon any or all of the assets of the Company.

(b) Special Purpose Financing

In August 2016, the Company acquired, using wholly-owned special purpose entities, two regional jet aircraft, using cash and third-party financing (referred to as “special purpose financing” or “UK LLC SPE Financing”) separate from the Credit Facility, as described in Note 6(b) to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

In February 2019, the UK LLC SPE Financing was repaid as part of a refinancing involving the Term Loans, which were made to special purpose subsidiaries of the Company.  Under the Term Loans, four aircraft that previously served as collateral under the Credit Facility were moved into newly formed special purpose subsidiaries and, along with the aircraft owned by the two existing special purpose subsidiaries, were pledged as collateral under the Term Loans.

All of the Term Loans contain cross-default provisions, so that any default by a lessee of any of the subject aircraft could result in the Term Loan lender exercising its remedies under the Term Loan agreement, including, but not limited to, possession of the aircraft that is subject to a lessee default.  In addition, a default under the Term Loan agreement would be a default under the Credit Facility agreement.

(c) Cash Flow

The Company’s primary sources of cash from operations are payments due under the Company’s operating and finance leases, maintenance reserves, which are billed monthly to lessees based on asset usage, and proceeds from the sale of aircraft and engines.

The Company’s primary uses of cash are for (i) purchases of assets, (ii) Credit Facility and Term Loan financing interest, principal and interest swap payments, (iii) maintenance expense and reimbursement to lessees from collected maintenance reserves, (iv) before completion of the Merger, management fees and expense reimbursement owed to JMC, (v) after completion of the Merger, salaries and employee benefits and (vi) professional fees, including legal, accounting and directors’ fees costs.

The Company’s payments for maintenance consist of reimbursements to lessees for eligible maintenance costs under their leases and maintenance incurred directly by the Company for preparation of off-lease assets for re-lease to new customers.  The timing and amount of such payments may vary widely between quarterly and annual periods, as the required maintenance events can vary greatly in magnitude and cost, and the performance of the required maintenance events by the lessee or the Company, as applicable, are not regularly scheduled calendar events and do not occur at uniform intervals.  The Company’s maintenance payments typically constitute a large portion of its cash needs, and the Company may from time to time borrow additional funds under the Credit Facility, if available, or seek alternative sources of financing to provide funding for these payments.

Prior to the Company’s acquisition of JHC on October 1, 2018, the Company’s portfolio of aircraft assets was managed and administered under the terms of the Management Agreement with JMC. Under the Management Agreement, JMC received a monthly management fee based on the net asset value of the Company’s assets under management.  JMC also received an acquisition fee for locating assets for the Company to acquire.  Acquisition fees were included in the cost basis of the asset purchased.  JMC also received a remarketing fee in connection with the re-lease or sale of the Company’s assets.  Remarketing fees were amortized over the applicable lease term or included in the gain or loss on sale.

In April 2018, subsequent to the execution of the merger agreement for the acquisition of JHC (the “Merger Agreement”), which was signed in October 2017, the Company, JHC and JMC entered into a waiver and reimbursement agreement (the “Waiver/Reimbursement Agreement”), pursuant to which JHC and JMC agreed to waive their right to receive management and acquisition fees (“Contract Fees”) otherwise owed by the Company to JMC pursuant to the Management Agreement for all periods after March 31, 2018 and until the consummation of the Merger, and in return, the Company agreed to reimburse JMC for expenses incurred in providing management services set forth under the Management Agreement.  As a result, the Company has been responsible for all expenses incurred by JMC in managing the Company beginning April 1, 2018 and will continue to be responsible for all such expenses in all periods after the Merger (“Management Expense”), and no Contract Fees were paid by the Company to JMC for the period from April 1 through September 30, 2018.  Notwithstanding the Waiver/Reimbursement Agreement, the Company accrued as an expense the Contract Fees that would have been due under the Management Agreement through September 30, 2018.  For the nine months ended September 30, 2018, Contract Fees exceeded the reimbursement for JMC expenses by $1,023,100 of management fees and $494,400 of acquisition fees (collectively, the “JMC Margin”).  The amount of the JMC Margin was considered in the acquisition accounting for the calculation of the settlement loss that the Company recognized upon closing the Merger.

Following the Merger, the risk of increased Management Expense, including employee salaries and benefits, worldwide travel related to the management of the Company's aircraft portfolio, office rent, outside technical experts and other overhead expenses, is now the responsibility of the Company.  In addition, because the management and administrative services previously performed by JMC are now internalized, the Company is no longer paying management or acquisition fees to JMC in exchange for the performance of these services.  As a result, the Company expects the types, timing and amounts of, and patterns and trends with respect to, its recorded expenses to change as a result of the Merger, but the manner and extent of these changes remains uncertain until the Company has performed and controlled these functions for some period of time.

The amount of interest paid by the Company depends primarily on the outstanding balance of its Credit Facility. Although the amounts owed under the Credit Facility accrue interest at a floating rate plus an interest rate margin, and are thus dependent on fluctuations in prevailing interest rates, in March 2019 the Company entered into an interest rate swap transaction for approximately 50% of the variable interest rate payment amounts due under the Credit Facility. As a result, although the amount of interest paid by the Company under the Credit Facility will fluctuate depending on prevailing interest rates, the swap will offset some of this variability such that the Company will be affected by interest rate fluctuations under the Credit Facility only to the extent of any excess of the outstanding balance under the Credit Facility over the amount covered by the related interest rate swap.  Interest related to the Company’s Term Loans also accrues at variable rates, but the Company has entered into interest rate swaps that effectively convert the Term Loan interest payments to fixed rate payments.

The Credit Facility and the Term Loans, as well as their related interest rate swap transactions, use LIBOR as a benchmark for establishing the rates at which interest accrues. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. Although the consequences of these developments cannot be entirely predicted, they could include an increase in the cost to the Company of its LIBOR debt or even an acceleration of maturity of such debt if a suitable replacement index cannot be agreed upon or is not available.

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility and Term Loans, for at least the next 12 months from the issuance of this Annual Report, based upon its current estimates of future revenues and expenditures.  These estimates reflect assumptions about, among other things, (i) revenues from assets to be re-leased, (ii) the amount, timing and patterns of management and administrative expenses being borne by the Company after the Merger rather than a third -party management company, (iii) cost and anticipated timing of aircraft maintenance to be performed, (iv) required debt payments, (v) timely use of proceeds of unused debt capacity for additional acquisitions of income-producing assets, and (vi) interest rates.  Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  As discussed above, in Liquidity and Capital Resources – (a) Credit Facility, and below in Outlook and Factors that May Affect Future Results and Liquidity, there are a number of factors that may cause actual results to deviate from these forecasts.  If these assumptions prove to be incorrect and the Company’s cash requirements exceed its cash flow, the Company would need to pursue additional sources of financing to satisfy these requirements, which may not be available when needed, on acceptable terms or at all.  See Factors that May Affect Future Results and Liquidity below for more information about financing risks and limitations.

(i) Operating activities

The Company’s cash flow from operations increased by $3.4 million in 2018 compared to 2017.  As discussed below, the increase in cash flow was primarily a result of increases in payments received for maintenance reserves, as well as a decrease in payments made for management fees and maintenance.  This positive effect was partially offset by increases in payments made for interest, salaries and employee benefits, professional fees and general and administrative expenses and income taxes.

(A) Payments for maintenance reserves

Receipts from lessees for maintenance reserves increased by $0.4 million in 2018 compared to 2017, primarily due to cash received from the former lessee of three aircraft that were returned to the Company during 2017.  Such payments were for unpaid maintenance reserves, as well as amounts due pursuant to the return conditions of the applicable leases. The Company did not accrue unpaid reserves or return condition amounts at the time of lease termination based on management’s evaluation of the creditworthiness of the lessee.  Therefore, the Company is accounting for payments as they are received and recording the amount in maintenance reserves revenue in the period in which a payment is received.

(B) Payments for management fees, salaries and employee benefits and JMC expense reimbursement

Payments made for management fees decreased by $3.2 million in 2018 compared to 2017, primarily as a result of the Waiver/Reimbursement Agreement, as well as a difference in the timing of payments from year to year.  Payments made for salaries and employee benefits, which became the responsibility of the Company after the Merger, were $0.7 million in 2018.

(C) Payments for maintenance

Payments made for maintenance decreased by $3.5 million in 2018 compared to 2017 as a result of decreased maintenance performed by the Company on off-lease aircraft to prepare them for sale or re-lease.

(D) Payments for interest

The Company’s interest payments increased by $1.5 million in 2018 compared to 2017 as a result of a higher average debt balance and higher interest rates during 2018.

(E) Payments for income taxes

Payments made for income taxes increased by $1.1 million in 2018 compared to 2017 as a result of foreign income taxes related to the Company’s UK LLC SPE Financing entities.

(ii) Investing activities

During 2018 and 2017, the Company received net cash of $16.6 million and $12.9 million, respectively, from the sale of assets. During 2018 and 2017, the Company used cash of $22.8 million and $32.1 million, respectively, for acquisitions of aircraft.  During 2017, the Company also used $7.6 million for the acquisition of three aircraft that are subject to direct financing leases.  During 2018, the Company also used $2.9 million related to AeroCentury’s acquisition of JHC.

(iii) Financing activities

During 2018 and 2017, the Company borrowed $21.0 million and $35.9 million, respectively, under the Credit Facility.  In 2018 and 2017, the Company repaid $32.6 million and $12.0 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow and, in 2018, the sale of assets.  During 2018 and 2017, the Company’s special purpose entities repaid $4.3 million and $4.1 million, respectively, of UK LLC SPE Financing principal. During 2018 and 2017, the Company paid $0.1 million and $1.2 million, respectively, for debt issuance and amendment fees.

(iv) Off balance sheet arrangements

The Company has no material off balance sheet arrangements.

Outlook

The Company has identified four principal factors that it believes may materially affect the Company’s growth and operating results in the near term.  These and other factors that could impact the Company’s business, performance and liquidity are described in more detail under Factors that May Affect Future Results and Liquidity below.

• The Company must source additional capital, though equity financings, additional debt financings or other alternatives, in order to grow.  One of the motivations for AeroCentury’s acquisition of JHC was to remove the outside management structure of the Company, which was believed to be an impediment to attracting capital sources.  There can be no assurance that the Company will be able to obtain additional capital when needed, in the amounts desired or on favorable terms, as a successful capital -raising transaction depends on many factors, some of which are outside the Company’s control.

• On October 1, 2018, the Company acquired JHC, the parent of JMC, which has acted as the management company for the Company since the Company’s inception.  The Company believes that the combination of the management function performed by JMC and the portfolio held by the Company could be accretive to the Company and could create value for the stockholders of the combined post-Merger company, but such accretion may not be realized until after transaction and integration costs in connection with the Merger have been incurred, or at all.  Most of the one-time costs associated with the Merger, including a settlement loss of $2.5 million, were recognized by the Company in 2018, though there may be some additional costs recognized in future periods.

• Increased production of aircraft types in the Company’s market niche of worldwide regional aircraft has resulted in some manufacturers offering more competitive pricing for new aircraft to regional aircraft customers.  In addition, notwithstanding recent interest rate increases in the United States, competition for assets in this market niche  has continued to increase.  Some of the Company’s newer competitors are funded by investment banks and private equity firms seeking higher yields on investment assets than are currently available from traditional income investment types.  The increased competition has resulted in higher acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, downward pressure on lease rates for these aircraft, resulting in lower revenues and margins and, therefore, fewer acceptable acquisition opportunities for the Company.  The Company anticipates this trend will continue for the short- to medium-term, but could change if and when yields on alternative investments return to a more normal historical range.

• The Company has not identified sale customers for three turboprop aircraft that are currently off lease and classified as held for sale.  These aircraft are older types that are no longer in production, and as a result, the Company does not view it as unusual that market demand for these aircraft is weak and expects that they may remain unsold for a significant period of time.

Critical Accounting Policies, Judgments and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements or during the applicable reporting period.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.  For a further discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 1 to the Company’s financial statements in Item 8 of this Annual Report on Form 10-K.

Factors that May Affect Future Results and Liquidity

The Company’s business, financial condition, results of operations, liquidity, prospects and reputation could be affected by a number of factors.  In addition to matters discussed elsewhere in this discussion, the Company believes the following are the most significant factors that may impact the Company; however, additional or other factors not presently known to the Company or that management presently deems immaterial could also impact the Company and its performance and liquidity.

Availability of Financing. As described above, the Company must source additional capital, through equity financings, additional debt financings or other alternatives, in order to grow. One of the current primary limiters on the Company’s ability to draw under its Credit Facility or incur any other additional debt financing is the covenant limitation on the Company’s maximum debt to equity ratio.  As a result, unless this ratio changes due to equity financing or otherwise, the Company’s ability to rely upon the Credit Facility as a capital resource will remain limited. Additionally, although one of the motivations for AeroCentury’s acquisition of JHC was to remove the outside management structure of the Company, which was believed to be an impediment to attracting capital sources, there could be other material factors, some of which are outside of the Company’s control, that prevent or limit the Company’s ability to access additional capital.  As a result, there can be no assurance that the Company will be able to obtain additional capital when needed, in the amounts desired or on favorable terms in the future.

Noncompliance with Debt Financial Covenants.  The Company’s use of debt as its primary form of acquisition financing subjects the Company to increased risks associated with leverage.  In addition to payment obligations, the Company’s debt agreements include financial covenants, including some requiring the Company to have positive earnings, meet minimum net worth standards and comply with certain other financial ratios.  The Company was not in compliance with certain of these standards and ratios under the Credit Facility as of December 31, 2018.  Although this noncompliance was cured with the February 2019 amendments to the Credit Facility, which revised certain of these financial covenants to better accommodate the Company’s financial circumstances as a post-Merger entity with unified asset and portfolio management and to position the Company for future growth, the Company may be subject to additional compliance failures of these or other debt covenants at future calculation dates, and the lenders are under no obligation to forbear or waive any such future noncompliance.  Any default under the Credit Facility or any other debt agreement, if not cured in the time permitted or waived by the respective lender, could result in the Company’s inability to borrow under the debt instrument, the acceleration of the Company’s debt obligations, or the foreclosure upon any or all of the assets of the Company.

Credit Facility Debt Limitations. The amount available to be borrowed under the Credit Facility is limited by asset-specific advance rates.  Lease arrearages or off-lease periods for a particular asset that serves as collateral under the Credit Facility may reduce the loan advance rate permitted with respect to that asset and, therefore, reduce the permitted borrowing under the facility or require repayments.  Amounts subject to payment deferral agreements also reduce the amount of permitted borrowing.  The Company believes it will have sufficient borrowing availability under the Credit Facility to meet its anticipated capital needs in the near term in spite of these limitations and it will have sufficient cash funds to make any required principal repayment that arises due to any such borrowing limitations, but actual cash levels could deviate from these assumptions.

Term Loan Debt Limitations.  The special purpose subsidiaries, ACY 19002 Limited, ACY 19003 Limited, ACY SN 15129 LLC, and ACY E-175 LLC, that own the six aircraft serving as collateral for the Term Loans are the named borrowers (“Borrower LLCs”) under the Term Loans, and each Term Loan is secured by the corresponding aircraft owned by the applicable Borrower LLC.  AeroCentury, as the parent corporation of each Borrower LLC, is not a party to the Term Loan agreements, but has entered into agreements with lessees of the Borrower LLCs to guarantee certain obligations to such lessees under each lessee’s lease agreement with a Borrower LLC and with the Term Loan lender to guarantee certain representations, warranties and covenants delivered by the Borrower LLCs to the Term Loan lender in connection with the refinancing transaction.  As a result, although the Term Loans are non-recourse to AeroCentury, AeroCentury could become directly responsible for the Borrower LLCs’ obligations under the Term Loans and the related lease agreements pursuant to these guaranty arrangements.  Moreover, any noncompliance under the Term Loans by a Borrower LLC could negatively affect the liquidity, aircraft portfolio and reputation of the Company as a whole.

The required payments under each Term Loan are expected to be funded by the operating lease rental revenue received from the lessee of the corresponding aircraft, and each Borrower LLC’s continued compliance with its Term Loan will depend upon the lessee’s compliance with its lease payment obligations.  Failure by a lessee to make timely payments could result in a default under the applicable Term Loan and could result in an acceleration of all Term Loan indebtedness of the applicable Borrower LLC or foreclosure by the Term Loan lender on the applicable aircraft.  Furthermore, a default by any Borrower LLC under its Term Loan would also constitute a default under the Credit Facility, and therefore any failure by a Borrower LLC’s lessee to comply with its lease payment obligations or any other compliance failure by a Borrower LLC under its Term Loan could result in the Company’s noncompliance under several of its debt agreements, which could have a material negative adverse effect on the Company’s liquidity and capital resources.

Consummation of Merger May Subject the Company to Additional Risks. On October 1, 2018 the Company acquired JHC, the parent of the Company’s management company, JMC.  The acquisition of JHC subjects the Company to certain risks, including the following:

• Assumption of Expenses Covered under Management Agreement.  Under the Management Agreement with JMC, the Company paid management fees to JMC based upon the book value of the Company’s aircraft assets, an acquisition fee for each asset purchased by the Company, and a remarketing/re-lease fee for each sale or re-lease transaction entered into with respect to the Company’s aircraft.  In return, JMC provided the Company with comprehensive management services, under which JMC had full responsibility for payment of all employee salaries and benefits, outside technical services, worldwide travel needed to promote the Company's business, office space, utilities, IT and communications, furniture and fixtures, and other general administrative and overhead costs.  Under the Management Agreement, if the fees collected were not enough to cover JMC’s expenses in managing the Company’s portfolio, such losses were borne entirely by JMC.

As a result of the Waiver/Reimbursement Agreement, the Company has been responsible for all expenses incurred by JMC in managing the Company beginning April 1, 2018 and will continue to be responsible for all such expenses in all periods after the Merger.  The risk of increased costs for these expenses is now the responsibility of the Company, and such costs are no longer limited to the amount of the management fee, as was the case under the third -party management structure with JMC.  Consequently, the risk of any cost overruns or unanticipated expenses in asset management since April 1, 2018 have been borne solely by the Company and are no longer shifted to an unconsolidated third party.  As a result, the Company’s expense categories, amounts, timing and patterns could change significantly in post-Merger periods and could be subject to increased period-to-period fluctuations.

• Internalization of Management.  JHC is now a wholly-owned subsidiary of the Company, and sole responsibility for management of the combined company now falls upon the Company’s management.  If the Company is dissatisfied with management services, the Company will have to address the shortcomings internally, and if they cannot be resolved with existing management and personnel, the Company may be required to reorganize its management structure and/or replace personnel or seek new third -party management services, either of which could result in the Company incurring significant expense and use of resources.

• Assumption of JHC Liabilities.  By acquiring JHC in the Merger, JHC has become a wholly-owned subsidiary of the Company.  To the extent that JHC or any of its subsidiaries have liabilities, these have become liabilities of the Company on a consolidated basis.  While the Merger Agreement provides for limited indemnification by JHC shareholders for certain liabilities of JHC or its subsidiaries that arise from pre-Merger occurrences and the Company performed due diligence reviews of the liabilities of JHC and its subsidiaries before completion of the Merger, the indemnification is limited to the consideration paid by the Company to JHC’s shareholders and such due diligence reviews are inherently non-exhaustive and may not have uncovered all known or contingent liabilities or presently unknown liabilities that may emerge after the Merger’s completion.

Ownership Risks.  The Company’s leases typically are for a period shorter than the entire, anticipated, remaining useful life of the leased assets.  As a result, the Company’s recovery of its investment and realization of its expected yield in such a leased asset is dependent upon the Company’s ability to profitably re-lease or sell the asset following the expiration of the lease.  This ability is affected by worldwide economic conditions, general aircraft market conditions, regulatory changes, changes in the supply or cost of aircraft equipment, and technological developments that may cause the asset to become obsolete. If the Company is unable to remarket its assets on favorable terms when the leases for such assets expire, the Company’s financial condition, cash flow, ability to service debt, and results of operations could be adversely affected.

The Company typically acquires used aircraft equipment.  The market for used aircraft equipment has been cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry.  The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, airline consolidations, the number of new aircraft on order, an excess supply of newly manufactured aircraft or used aircraft coming off lease, as well as introduction of new aircraft models and types that may be more technologically advanced, more fuel efficient and/or less costly to maintain and operate.  Values may also increase or decrease for certain aircraft types that become more or less desirable based on market conditions and changing airline capacity.  Declines in the value of the Company’s aircraft and any resulting decline in market demand for these aircraft could materially adversely affect the Company’s revenues, performance and liquidity.  Also, because the Company’s ability to borrow under the current terms of its Credit Facility is subject to a covenant setting forth a maximum ratio of (i) the outstanding debt under the facility to (ii) the appraised value of the collateral base of aircraft assets securing the Credit Facility, a significant drop in the appraised market value of the portfolio could require the Company to make a substantial prepayment of outstanding principal under the Credit Facility in order to avoid a default under the Credit Facility and limit the utility of the Credit Facility as a source of future funding.

In addition, a successful investment in an asset subject to an operating lease depends in part upon having the asset returned by the lessee in the condition as required under the lease.  Each operating lease obligates a customer to return an asset to the Company in a specified condition, generally in a condition that will allow the aircraft to be readily re-leased to a new lessee, and/or pay an economic settlement for redelivery that is not in compliance with such specified conditions.  The Company strives to ensure this result through onsite management during the return process.  However, if a lessee becomes insolvent during the term of its lease and the Company has to repossess the asset, it is unlikely that the lessee would have the financial ability to meet these return obligations.  In addition, if a lessee files for bankruptcy and rejects the aircraft lease, the lessee would be required to return the aircraft but would be relieved from further lease obligations, including return conditions specified in the lease.  In either case, it is likely that the Company would be required to expend funds in excess of any maintenance reserves collected to return the asset to a remarketable condition.

Several of the Company’s leases with financially strong lessees do not require payment of monthly maintenance reserves, which serve as the lessee’s advance payment for its future repair and maintenance obligations.  If repossession due to lessee default or bankruptcy occurred under such a lease, the Company would need to pay the costs of unperformed repair and maintenance under the applicable lease and would likely incur an unanticipated expense in order to re-lease or sell the asset.

Furthermore, the occurrence of unexpected adverse changes that impact the Company’s estimates of expected cash flow from an asset could result in an asset impairment charge against the Company’s earnings. The Company periodically reviews long-term assets for impairment, particularly when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment charge is recorded when the carrying amount of an asset is estimated to be not recoverable and exceeds its fair value. The Company recorded impairment charges for some of its aircraft in 2017 and 2018, and may be required to record asset impairment charges in the future as a result of a prolonged weak economic environment, challenging market conditions in the airline industry, events related to particular lessees, assets or asset types or other factors affecting the value of aircraft or engines.

Interest Rate Risk.  While the debt under the Term Loans is fully covered by interest rate swaps that effectively convert the variable interest rate Term Loan payments to fixed rate payments, only approximately half of the Credit Facility debt is subject to such an interest rate swap.  As a result, the amount of interest paid by the Company under the Credit Facility will fluctuate depending on prevailing interest rates to the extent of any excess of the outstanding balance under the Credit Facility over the amount covered by the related interest rate swap.  Consequently, interest rate increases could materially increase the Company’s interest payment obligations under the Credit Facility and thus could have a material adverse effect on the Company’s liquidity and financial condition.  Further, because the interest rates under the Credit Facility and the Term Loans are based on LIBOR, which is the subject of recent national, international and other regulatory guidance and proposals for reform, the amount of the Company’s interest payments under these arrangements could increase if LIBOR is phased out or performs differently than in the past.

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

Lessee Credit Risk. The Company carefully evaluates the credit risk of each customer and attempts to obtain a third-party guaranty, letters of credit or other credit enhancements, if it deems them necessary, in addition to customary security deposits.  There can be no assurance, however, that such enhancements will be available, or that, if obtained, they will fully protect the Company from losses resulting from a lessee default or bankruptcy.

If a lessee that is a certified U.S. airline defaults under a lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, Section 1110 of the Bankruptcy Code would automatically prevent the Company from exercising any remedies against such lessee for a period of 60 days.  After the 60-day period had passed, the lessee would have to agree to perform the lease obligations and cure any defaults, or the Company would have the right to repossess the equipment.  However, this procedure under the Bankruptcy Code has been subject to significant litigation, and it is possible that the Company’s enforcement rights would be further adversely affected in the event of a bankruptcy filing by a defaulting lessee.

Lessees located in low-growth or no-growth areas of the world carry heightened risk of lessee default.  The Company has had customers that have experienced significant financial difficulties, become insolvent, or have entered bankruptcy proceedings.  A customer’s insolvency or bankruptcy usually results in the Company’s total loss of the receivables from that customer, as well as additional costs in order to repossess and, in some cases, repair the aircraft leased by the customer. The Company closely monitors the performance of all of its lessees and its risk exposure to any lessee that may be facing financial difficulties, in order to guide decisions with respect to such lessee in an attempt to mitigate losses in the event the lessee is unable to meet or rejects its lease obligations.  There can be no assurance, however, that additional customers will not become insolvent, file for bankruptcy or otherwise fail to perform their lease obligations, or that the Company will be able to mitigate any of the resultant losses.

It is possible that the Company may enter into deferral agreements for overdue lessee obligations. When a customer requests a deferral of lease obligations, the Company evaluates the lessee’s financial plan, the likelihood that the lessee can remain a viable carrier, and whether the deferral is likely to be repaid according to the agreed schedule.  The Company may elect to record the deferred rent and reserves payments from the lessee on a cash basis, which could have a material effect on the Company’s financial results in the applicable periods.  Deferral agreements with lessees also reduce the Company’s borrowing capacity under its Credit Facility.

Concentration of Lessees and Aircraft Type. For the year ended December 31, 2018, the Company’s four largest customers accounted for a total of approximately 79% of the Company’s monthly operating lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionately negative impact on the Company’s financial results and borrowing base under the Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company’s revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration, which could result in the negative effects of such a default as described under Noncompliance with Debt Financial Covenants, above.

The Company’s aircraft portfolio is currently focused on a small number of aircraft types and models relative to the variety of aircraft used in the commercial air carrier market.  A change in the desirability and availability of any of the particular types and models of aircraft owned by the Company could affect valuations and future rental revenues of such aircraft, and would have a disproportionately significant impact on the Company’s portfolio value.  In addition, the Company is dependent on the third-party companies that manufacture and provide service for the aircraft types in the Company’s portfolio.  The Company has no control over these companies, and they could decide to curtail or discontinue production of or service for these aircraft types at any time or significantly increase their costs, which could negatively impact the Company’s prospects and performance.  These effects would diminish if the Company acquires assets of other types.  Conversely, acquisition of additional aircraft of the types currently owned by the Company will increase the Company’s risks related to its concentration of those aircraft types.

Competition.  The aircraft leasing industry is highly competitive.  The Company competes with other leasing companies, banks, financial institutions, private equity firms, aircraft leasing syndicates, aircraft manufacturers, distributors, airlines and aircraft operators, equipment managers, equipment leasing programs and other parties engaged in leasing, managing or remarketing aircraft.  Many of these competitors have longer operating histories, more experience, larger customer bases, more expansive brand recognition, deeper market penetration and significantly greater financial resources.  Further, competition in the Company's market niche of regional aircraft has increased significantly recently as a result of increased focus on regional air carriers by competitors who have traditionally neglected this market, new entrants to the acquisition and leasing market and consolidation of certain competitors.  If and as competition continues to increase, it has and will likely continue to create upward pressure on acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, create downward pressure on lease rates, resulting in lower revenues and margins for the Company and, therefore, fewer acceptable acquisition opportunities for the Company.

Risks Related to Regional Air Carriers.  The Company’s continued focus on its customer base of regional air carriers subjects the Company to certain risks. Many regional airlines rely heavily or even exclusively on a code-share or other contractual relationship with a major carrier for revenue, and can face financial difficulty or failure if the major carrier terminates or fails to perform under the relationship or files for bankruptcy or becomes insolvent.  Some regional carriers may depend on contractual arrangements with industrial customers such as mining or oil companies, or franchises from governmental agencies that provide subsidies for operating essential air routes, which may be subject to termination or cancellation on short notice.  Furthermore, many lessees in the regional air carrier market are start-up, low-capital, and/or low-margin operators.  A current concern for regional air carriers is the supply of qualified pilots.  Due to recently imposed regulations of the U.S. Federal Aviation Administration requiring a higher minimum number of hours to qualify as a commercial passenger pilot, many regional airlines have had difficulty meeting their business plans for expansion.  This could in turn affect demand for the aircraft types in the Company’s portfolio and the Company’s business, performance and liquidity.

General Economic Conditions and Lowered Demand for Travel.  While the global economy has seen substantial improvement since the 2008 financial crisis and global recession, not all global regions are experiencing growth, and some have not fully recovered.  There are indications that after recent periods of economic growth, major world economies may be headed into a period of slower growth or even recession.  The Company does not anticipate any worsening of the financial condition of its overall customer base in the near term, but believes that there may be further shakeouts of weaker carriers in economically troubled regions, particularly if the world economy experiences a slowdown.  Any such shakeouts or any continued or new economic recession or downturn in the regions in which the Company’s lessees operate could negatively impact the financial condition and viability of certain of the Company’s customers and, in turn, the Company’s business and performance.

A growing concern arises from the fact that much of the recent growth in demand for regional aircraft in developing countries has been driven by mining or other resource extraction operations by Chinese enterprises in these countries. A downturn in the Chinese domestic economy that continues to reduce demand for imported raw materials could have a significant negative impact on the demand for business and regional aircraft in these developing countries, including in some of the markets in which the Company does, or seeks to do, business.

Furthermore, instability in Europe due to newly imposed U.S. sanctions against Russia and Iran, and the Russian, Iranian and European reaction to such sanctions, or due to other factors, could have a negative impact on intra-European carriers with which the Company does business.  Also, Brexit and any further departures from the European Union (“EU”) could threaten “open-sky” policies under which EU -based carriers operate freely within the EU.  Losing open-sky flight rights could have a significant negative impact on the health of the Company’s European lessees and, as a result, the financial performance and condition of the Company.

If international conflicts erupt into military hostilities, heightened visa requirements make international travel more difficult, terrorist attacks involving aircraft or airports occur, or a major flu outbreak occurs, passengers may avoid air travel altogether, and global air travel worldwide could be significantly affected. Any such occurrence would have an adverse impact on many of the Company’s customers.

Airline reductions in capacity in response to lower passenger loads can result in reduced demand for aircraft and aircraft engines and a corresponding decrease in market lease rental rates and aircraft values.  This reduced market value could affect the Company’s results if the market value of an asset or assets in the Company’s portfolio falls below carrying value, and the Company determines that a write-down of the value is appropriate. Furthermore, if older, expiring leases are replaced with leases at decreased lease rates, the lease revenue from the Company’s existing portfolio is likely to decline, with the magnitude of the decline dependent on the length of the downturn and the depth of the decline in market rents.

Economic downturns can affect certain regions of the world more than others.  As the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases assets could have a disproportionately significant adverse impact on the Company.  The Company’s significant sources of operating lease revenue by region are summarized in Fleet Summary – Assets Held for Lease, above.

International Risks.  The Company leases assets in overseas markets.  Leases with foreign lessees, however, may present different risks than those with domestic lessees.  Most of the Company’s expected growth is outside of North America.

A lease with a foreign lessee is subject to risks related to the economy of the country or region in which such lessee is located, which may be weaker or less stable than the U.S. economy.  An economic downturn in a particular country or region may impact a foreign lessee’s ability to make lease payments, even if the U.S. and other foreign economies remain strong and stable.

Foreign lessees are subject to risks related to currency conversion fluctuations. The Company currently has one customer with rent obligations payable in Euros, and the Company may, from time to time, agree to additional leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency exchange rate fluctuations.  During the periods covered by this report, the Company considers the estimated effect on its revenues of foreign currency exchange rate fluctuations to be immaterial; however, the impact of these fluctuations may increase in future periods if additional rent obligations become payable in foreign currencies.

Even with U.S. dollar-denominated lease payment provisions, the Company could still be negatively affected by a devaluation of a foreign lessee’s local currency relative to the U.S. dollar, which would make it more difficult for the lessee to meet its U.S. dollar-denominated payments and increase the risk of default of that lessee, particularly if its revenue is primarily derived in its local currency.

Foreign lessees that operate internationally may also face restrictions on repatriating foreign revenue to their home country.  This could create a cash flow crisis for an otherwise profitable carrier, affecting its ability to meet its lease obligations.  Foreign lessees may also face restrictions on payment obligations to foreign vendors, including the Company, which may affect their ability to timely meet lease obligations to the Company.

Foreign lessees are not subject to U.S. bankruptcy laws, although there may be debtor protection similar to U.S. bankruptcy laws available in some jurisdictions.  Certain countries do not have a central registration or recording system which can be used to locally record the Company’s interest in equipment and related leases.  This could make it more difficult for the Company to recover an aircraft in the event of a default by a foreign lessee.  In any event, collection and enforcement may be more difficult and complicated in foreign countries.

Ownership of a leased asset operating in a foreign country and/or by a foreign carrier may subject the Company to additional tax liabilities that are not present with aircraft operated in the United States.  Depending on the jurisdiction, laws governing such tax liabilities may be complex, not well formed or not uniformly enforced. In such jurisdictions, the Company may decide to take an uncertain tax position based on the best advice of the local tax experts it engages, which position may be challenged by the taxing authority.  Any such challenge could result in increased tax obligations in these jurisdictions going forward or assessments of liability by the taxing authority, in which case the Company may be required to pay penalties and interest on the assessed amount that would not give rise to a corresponding foreign tax credit on the Company’s U.S. tax returns.

The Trump administration and members of the U.S. Congress have made public statements about significant changes in U.S. trade policy and have taken certain actions that materially impact U.S. trade, including terminating, renegotiating or otherwise modifying U.S. trade agreements with countries in various regions and imposing tariffs on certain goods imported into the United States.  These changes in U.S. trade policy have triggered and could continue to trigger retaliatory actions by affected countries, including China, resulting in “trade wars” with these countries.  These trade wars could generally increase the cost of aircraft, aircraft and engine components and other goods regularly imported by the Company’s customers, thereby increasing costs of operations for its air carrier customers that are located in the affected countries.  The increased costs could materially and adversely impact the financial health of affected air carriers, which in turn could have a negative impact on the Company’s business opportunities, and if the Company’s lessees are significantly affected, could have a direct impact on the Company’s financial results.  Furthermore, the Company often incurs maintenance or repair expenses not covered by lessees in foreign countries, which expenses could increase if such countries are affected by such a trade war.

Level of Portfolio Diversification.  The Company intends to continue to focus solely on regional aircraft. Although the Company invested in a limited number of turboprop aircraft types in the past, including two in the second quarter of 2018, the Company has also acquired several regional jet aircraft types, which now comprise a larger percentage of the Company’s portfolio based on number of aircraft and net book value.  The Company may continue to seek acquisition opportunities for new types and models of aircraft used by the Company’s targeted customer base of regional air carriers. Acquisition of aircraft types not previously owned by the Company entails greater ownership risk due to the Company’s lack of experience managing those assets and the potentially different types of customers that may lease them.  Conversely, the Company’s focus on a more limited set of aircraft types and solely on regional aircraft subjects the Company to risks that disproportionately impact these aircraft markets, which are described elsewhere in this discussion.  As a result, the level of asset and market diversification the Company chooses to pursue could have a significant impact on its performance and results.

Government Regulation.  There are a number of areas in which government regulation may result in costs to the Company.  These include aircraft registration safety requirements, required equipment modifications, maximum aircraft age, and aircraft noise requirements.  Although it is contemplated that the burden and cost of complying with such requirements will fall primarily upon lessees, there can be no assurance that the cost will not fall on the Company.  Additionally, even if lessees are responsible for the costs of complying with these requirements, changes to the requirements to make them more stringent or otherwise increase these costs could negatively impact the Company’s customers’ businesses, which could result in nonperformance under their lease agreements or decreased demand for the Company’s aircraft.  Furthermore, future government regulations could cause the value of any noncomplying equipment owned by the Company to decline substantially.  Moreover, any failure by the Company to comply with the government regulations applicable to it could result in sanctions, fines or other penalties, which could harm the Company’s reputation and performance.

Casualties and Insurance Coverage.  The Company, as an owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets.  As a triple-net lessor, the Company is generally protected against such claims, because the lessee would be responsible for, insure against and indemnify the Company for such claims.  A “triple net lease” is a lease under which, in addition to monthly rental payments, the lessee is generally responsible for the taxes, insurance and maintenance and repair of the aircraft arising from the use and operation of the aircraft during the term of the lease.  Although the United States Aviation Act may provide some additional protection with respect to the Company’s aircraft assets, it is unclear to what extent such statutory protection would be available to the Company with respect to its assets that are operated in foreign countries where the provisions of this law may not apply.

The Company’s leases generally require a lessee to insure against likely risks of loss or damage to the leased asset and liability to passengers and third parties pursuant to industry standard insurance policies, and require lessees to provide insurance certificates documenting the policy periods and coverage amounts.  The Company has adopted measures designed to ensure these insurance policies continue to be maintained, including tracking receipt of the insurance certificates, calendaring their expiration dates, and reminding lessees of their obligations to maintain such insurance and provide current insurance certificates to the Company if a replacement certificate is not timely received prior to the expiration of an existing certificate.

Despite these requirements and procedures, there may be certain cases where losses or liabilities are not entirely covered by the lessee or its insurance.  Although the Company believes the possibility of such an event is remote, any such uninsured loss or liability, or insured loss or liability for which insurance proceeds are inadequate, might result in a loss of invested capital in and any profits anticipated from the applicable aircraft, as well as potential claims directly against the Company.

Compliance with Environmental Regulations.  Compliance with environmental regulations may harm the Company’s business. Many aspects of aircraft operations are subject to increasingly stringent environmental regulations, and growing concerns about climate change may result in the imposition by the U.S. and foreign governments of additional regulation of carbon emissions, including requirements to adopt technology to reduce the amount of carbon emissions or imposing a fee or tax system on carbon emitters. Any such regulation could be directed at the Company’s customers, as operators of aircraft, at the Company, as an owner of aircraft, and/or on the manufacturers of aircraft.  Under the Company’s triple-net lease arrangements, the Company would likely try to shift responsibility for compliance to its lessees; however, it may not be able to do so due to competitive or other market factors, and there might be some compliance costs that the Company could not pass through to its customers and would itself have to bear. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on the Company’s financial position, results of operations, or liquidity, there is no assurance that the costs of complying with environmental regulations as amended or adopted in the future will not have such an effect.

Cybersecurity Risks. The Company believes that its main vulnerabilities to a cyber-attack would be interruption of the Company’s email communications internally and with third parties, loss of customer and lease archives, and loss of document sharing between the Company’s offices and remote workers.  Such an attack could temporarily impede the efficiency of the Company’s operations; however, the Company believes that sufficient replacement and backup mechanisms exist in the event of such an interruption such that there would not be a material adverse financial impact on the Company’s business.  A cyber-hacker could also gain access to and release proprietary information of the Company, its customers, suppliers and employees stored on the Company’s data network. Such a breach could harm the Company’s reputation and result in competitive disadvantages, litigation, lost revenues, additional costs, or liability to third parties.  While the Company believes that it has sufficient cybersecurity measures in place commensurate with the risks to the Company of a successful cyber-attack or breach of its data security, its resources and technical sophistication may not be adequate to prevent or adequately respond to and mitigate all types of cyber-attacks.

Possible Volatility of Stock Price.  The market price of the Company’s common stock is subject to fluctuations following developments relating to the Company’s operating results, changes in general conditions in the economy, the financial markets or the airline industry, changes in accounting principles or tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, or arising from other investor sentiment unknown to the Company.  Because the Company has a relatively small capitalization of approximately 1.5 million shares outstanding, there is a correspondingly limited amount of trading and float of the Company’s shares.  Consequently, the Company’s stock price is more sensitive to a single large trade or a small number of simultaneous trades along the same trend than a company with larger capitalization and higher trading volume and float.  This stock price and trading volume volatility could limit the Company’s ability to use its capital stock to raise capital, if and when needed or desired, or as consideration for other types of transactions, including strategic collaborations, investments or acquisitions.  Any such limitation could negatively affect the Company’s performance, growth prospects and liquidity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under this item has been omitted pursuant to the rules of the SEC that permit smaller reporting companies to omit this information.

Item 8.  Financial Statements and Supplementary Data.

Disclosure of certain supplementary financial data has been omitted pursuant to the rules of the SEC that permit smaller reporting companies to omit such information.

The following financial statements and schedules are included in this report below:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements

(2) Schedules:

All schedules have been omitted because the required information is presented in the consolidated financial statements or is not applicable.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
AeroCentury Corp.
Burlingame, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AeroCentury Corp. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2006.

San Francisco, California
March 18, 2019

AeroCentury Corp.
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2018	2017
Assets:
Cash and cash equivalents	$1,542,500	$8,657,800
Securities	121,000	-
Accounts receivable, including deferred rent of $869,600 and $707,300 at December 31, 2018 and December 31, 2017, respectively	3,967,200	3,825,100
Finance leases receivable	15,250,900	23,561,000
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $36,675,500 and $33,234,200 at December 31, 2018 and December 31, 2017, respectively	184,019,900	195,098,200
Assets held for sale	10,223,300	4,966,500
Property, equipment and furnishings, net of accumulated depreciation of $2,200 at December 31, 2018	69,100	-
Favorable lease acquired, net of accumulated amortization of $61,700 at December 31, 2018	863,300	-
Deferred tax asset	254,900
Prepaid expenses and other assets	840,100	301,300
Total assets	$217,152,200	$236,409,900
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,025,600	$645,200
Accrued payroll	78,600	-
Notes payable and accrued interest, net of unamortized debt issuance costs of $674,300 and $2,216,000 at December 31, 2018 and December 31, 2017, respectively	131,092,200	145,598,200
Maintenance reserves	28,527,500	26,942,800
Accrued maintenance costs	463,300	1,275,300
Security deposits	3,367,800	3,147,900
Unearned revenues	3,274,800	2,447,500
Deferred income taxes	7,537,100	8,533,700
Income taxes payable	497,400	452,600
Total liabilities	175,864,300	189,043,200
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,545,884 and 1,416,699 outstanding at December 31, 2018 and December 31, 2017, respectively	1,800	1,600
Paid-in capital	16,782,800	14,780,100
Retained earnings	27,540,600	35,621,800
	44,325,200	50,403,500
Treasury stock at cost, 213,332 and 213,300 shares at December 31, 2018 and December 31, 2017, respectively	(3,037,300)	(3,036,800)
Total stockholders’ equity	41,287,900	47,366,700
Total liabilities and stockholders’ equity	$217,152,200	$236,409,900

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2018	2017
Revenues and other income:
Operating lease revenue	$27,637,500	$29,002,700
Maintenance reserves revenue, net	1,629,000	3,886,900
Finance lease revenue	1,251,000	1,571,500
Net (loss)/gain on disposal of assets	(3,408,700)	791,500
Net gain on sales-type finance leases	-	297,400
Other income	7,600	3,800
	27,116,400	35,553,800
Expenses:
Depreciation	12,637,100	12,025,600
Interest	9,506,000	7,753,200
Management fees	4,482,800	6,109,200
Provision for impairment in value of aircraft	2,971,500	1,002,100
Professional fees, general and administrative and other	2,343,800	1,945,100
Maintenance	636,000	2,924,300
Salaries and employee benefits	592,300	-
Insurance	383,700	271,300
Other taxes	90,200	90,300
Settlement loss	2,527,000	-
	36,170,400	32,121,100
(Loss)/income before income tax benefit	(9,054,000)	3,432,700
Income tax benefit	(972,800)	(3,966,500)
Net (loss)/income	$(8,081,200)	$7,399,200
(Loss)/earnings per share:
Basic	$(5.58)	$5.10
Diluted	$(5.58)	$5.10
Weighted average shares used in (loss)/earnings per share computations:
Basic	1,449,261	1,449,576
Diluted	1,449,261	1,449,576

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2018 and 2017

	Number of Common Stock Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2016	1,566,699	$1,600	$14,780,100	$28,222,600	$(504,100)	$42,500,200
Repurchase of shares	(150,000)	-	-	-	(2,532,700)	(2,532,700)
Net income	-	-	-	7,399,200	-	7,399,200
Balance, December 31, 2017	1,416,699	1,600	14,780,100	35,621,800	(3,036,800)	47,366,700
Acquisition of JHC by AeroCentury	129,217	200	2,002,700	-	-	2,002,900
Common stock shares held by JHC prior to the acquisition of JHC and retained as treasury stock	(32)	-	-	-	(500)	(500)
Net loss	-	-	-	(8,081,200)	-	(8,081,200)
Balance December 31, 2018	1,545,884	$1,800	$16,782,800	$27,540,600	$(3,037,300)	$41,287,900

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2018	2017
Operating activities:
Net (loss)/income	$(8,081,200)	$7,399,200
Adjustments to reconcile net (loss)/income to net cash
provided by operating activities:
Net loss/(gain) on disposal of assets	3,408,700	(791,500)
Net gain on sales-type finance leases	-	(297,400)
Non-cash income	(42,700)	-
Depreciation	12,637,100	12,025,600
Amortization	61,700	-
Provision for impairment in value of aircraft	2,971,500	1,002,100
Non-cash interest	1,615,500	1,012,300
Settlement loss	2,527,000	-
Deferred income taxes	(1,390,000)	(4,296,800)
Changes in operating assets and liabilities:
Accounts receivable	(537,400)	1,000,700
Finance leases receivable	(133,100)	(510,700)
Prepaid expenses and other	(457,800)	(123,500)
Taxes receivable	22,500	-
Accounts payable and accrued expenses	1,802,700	(572,000)
Accrued payroll	(14,800)	-
Accrued interest on notes payable	(147,100)	188,100
Maintenance reserves and accrued costs	3,552,600	(2,171,000)
Security deposits	(4,100)	(232,300)
Unearned revenue	827,300	608,500
Income taxes payable	(677,200)	329,400
Net cash provided by operating activities	17,941,200	14,570,700
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	11,688,400	12,741,200
Proceeds from sale of assets held for sale, net of re-sale fees	4,945,200	193,000
Investment in direct financing leases	-	(7,614,200)
Purchases of aircraft and aircraft engines	(22,844,300)	(32,063,100)
Acquisition of JHC, net of cash acquired	(2,875,100)	-
Net cash used in investing activities	(9,085,800)	(26,743,100)
Financing activities:
Issuance of notes payable – Credit Facility	21,000,000	35,900,000
Repayment of notes payable – Credit Facility	(32,600,000)	(12,000,000)
Debt issuance costs	(70,000)	(1,152,500)
Repayment of notes payable – special purpose financing	(4,300,700)	(4,111,700)
Net cash (used in)/provided by financing activities	(15,970,700)	18,635,800
Net (decrease)/increase in cash and cash equivalents	(7,115,300)	6,463,400
Cash and cash equivalents, beginning of year	8,657,800	2,194,400
Cash and cash equivalents, end of year	$1,542,500	$8,657,800

During the years ended December 31, 2018 and 2017, the Company paid interest totaling $8,173,900 and $6,642,300, respectively.  The Company paid income taxes of $1,063,200, including $627,000 of pre-Merger taxes payable by JHC and assumed by the Company as a result of the Merger, and $800 in 2018 and 2017, respectively.  During 2018, AeroCentury issued 129,217 shares valued at $2,002,900 related to its acquisition of JHC.  During 2017, the Company repurchased 150,000 shares of its common stock in exchange for an aircraft engine with a value of $2,532,700.
The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2018

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp. (“AeroCentury”) is a Delaware corporation incorporated in 1997.  AeroCentury together with its consolidated subsidiaries is referred to as the “Company.”

In August 2016, AeroCentury formed two wholly-owned subsidiaries, ACY 19002 Limited (“ACY 19002”) and ACY 19003 Limited (“ACY 19003”) for the purpose of acquiring aircraft using a combination of cash and third-party financing (“UK LLC SPE Financing” or “special purpose financing”) separate from AeroCentury’s credit facility (the “Credit Facility”).  The UK LLC SPE Financing was repaid in full in February 2019 as part of a refinancing involving new non-recourse term loans totaling approximately $44.3 million (“Term Loans”) made to ACY 19002, ACY 19003 and two other newly formed special purpose subsidiaries of AeroCentury. See Note 14 for more information about the Term Loans.

On October 1, 2018, AeroCentury acquired JetFleet Holding Corp. (“JHC”) in a reverse triangular merger (“Merger”) for consideration of approximately $2.9 million in cash and 129,217 shares of common stock of AeroCentury, as determined pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) entered into by AeroCentury, JHC and certain other parties in October 2017.  JHC is the sole shareholder of JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and the manager of the assets owned by the Company.  Upon completion of the Merger, JHC became a wholly-owned subsidiary of the Company, and as a result, JHC's results are included in the Company's consolidated financial statements beginning on October 1, 2018.

In November 2018, AeroCentury formed two wholly-owned subsidiaries, ACY SN 15129 LLC (“ACY 15129”) and ACY E-175 LLC (“ACY E-175”), for the purpose of refinancing four of the Company’s aircraft using the Term Loans.  Because the Term Loans did not close until February 2019, the subject aircraft remained as collateral under the Credit Facility as of December 31, 2018, and ACY 15129 and ACY E-175 had no activity in 2018.

Financial information for AeroCentury and its consolidated subsidiaries is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) based upon the continuation of the business as a going concern.  All intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with GAAP.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments that are not readily apparent from other sources.

The most significant estimates with regard to these consolidated financial statements are the residual values and useful lives of the Company’s long-lived assets, the amount and timing of future cash flows associated with each asset that are used to evaluate whether assets are impaired, accrued maintenance costs, accounting for income taxes, and the amounts recorded as allowances for doubtful accounts.

(c)  Cash and Cash Equivalents

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less from the date of acquisition, as cash equivalents.

(d)  Securities

At December 31, 2018, the Company owned 121 shares of non-voting preferred stock in a non-public company.  The stock has a cumulative preferred annual dividend of 10% and a liquidation value of $1,000 per share, but may not be liquidated before January 1, 2019.  Because the Company owns a minority share of the non-voting preferred stock, the company’s results are not consolidated with those of the Company.  The Company has elected to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

(f) Favorable Lease Acquired

In connection with the Company’s acquisition of JHC, as discussed in Note 8, the Company recognized that the current lease of its office facilities had rents that are substantially below the market for such office space.  Consequently, the Company recorded $925,000 as the value of below-market rents at the October 1, 2018 date of the JHC acquisition, and is amortizing such amount on a level basis over the remaining term of the office lease, including two one-year bargain renewal options.   The Company recorded $61,700 of amortization in 2018 and will recognize $246,700 of amortization annually through 2021 and $123,200 in the first half of 2022.

(g) Property, Equipment and Furnishings

The Company’s interests in equipment are recorded at cost and depreciated using the straight-line method over five years. The Company’s leasehold improvements are recorded at cost and amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the respective assets.

(h) Impairment of Long-lived Assets

The Company reviews assets for impairment when there has been an event or a change in circumstances indicating that the carrying amount of a long-lived asset may not be recoverable. In addition, the Company routinely reviews all long-lived assets for impairment semi-annually. Recoverability of an asset is measured by comparison of its carrying amount to the future estimated undiscounted cash flows (without interest charges) that the asset is expected to generate.  Estimates are based on currently available market data and independent appraisals and are subject to fluctuation from time to time.  If these estimated future cash flows are less than the carrying value of an asset at the time of evaluation, any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Fair value is determined by reference to independent appraisals and other factors considered relevant by management. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of estimated future undiscounted cash flows and, if different conditions prevail in the future, material write-downs may occur.  As discussed in Note 7, the Company recorded impairment provisions totaling $2,971,500 and $1,002,100 in 2018 and 2017, respectively.

(i) Deferred Financing Costs and Commitment Fees

Costs incurred in connection with debt financing are deferred and amortized over the term of the debt using the effective interest method or, in certain instances where the differences are not material, using the straight-line method.  Costs incurred in connection with the Credit Facility are deferred and amortized using the straight-line method.  Commitment fees for unused funds are expensed as incurred.

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

(k) Taxes

As part of the process of preparing the Company’s consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and GAAP purposes.  These differences result in deferred tax assets and liabilities, which are included in the balance sheet.  Management also assesses the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and, to the extent management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company establishes a valuation allowance.  To the extent the Company establishes a valuation allowance or changes the allowance in a period, the Company reflects the corresponding increase or decrease within the tax provision in the statement of operations. Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes.  After considering the Company’s significant amounts of net deferred tax liabilities which are future reversing taxable temporary differences, the Company has determined that no valuation allowance is required for its deferred tax assets.

The Company accrues non-income based sales, use, value added and franchise taxes as other tax expense in the statement of operations.

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

The Company had no allowance for doubtful accounts at December 31, 2018 and 2017.

(m) Comprehensive Income

The Company does not have any comprehensive income other than the revenue and expense items included in the statement of operations.  As a result, comprehensive income equals net income for the years ended December 31, 2018 and 2017.

(n) Finance Leases

As of December 31, 2018, the Company had three aircraft subject to sales-type finance leases and three aircraft subject to direct financing leases.  All six leases contain lessee bargain purchase options at prices substantially below the subject assets’ estimated residual values at the exercise date for the options.  Consequently, the Company has classified each of these six leases as finance leases for financial accounting purposes.  For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option, as a finance lease receivable on its balance sheet, and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease.  For each of the three sales-type finance leases, the Company recognized as a gain or loss the amount equal to (i) the net investment in the sales-type finance lease plus any initial direct costs and lease incentives less (ii) the net book value of the subject aircraft at inception of the applicable lease.

The Company recognized interest earned on finance leases in the amount of $1,251,000 and $1,571,500 in 2018 and 2017, respectively.

(o) Maintenance Reserves and Accrued Maintenance Costs

Maintenance costs under the Company’s triple net leases are generally the responsibility of the lessees.  Some of the Company’s leases require payment of maintenance reserves, which are based upon lessee-reported usage and billed monthly, and are intended to accumulate and be applied by the Company toward reimbursement of most or all of the cost of the lessees’ performance of certain maintenance obligations under the leases. Such reimbursements reduce the associated maintenance reserve liability.

Maintenance reserves are characterized as either refundable or non-refundable depending on their disposition at lease-end.  The Company retains non-refundable maintenance reserves at lease-end, even if the lessee has met all of its obligations under the lease, including any return conditions applicable to the leased asset, while refundable reserves are returned to the lessee under such circumstances.  Any reserves retained by the Company at lease -end are recorded as revenue at that time.

Accrued maintenance costs include (i) maintenance for work performed for off-lease aircraft, which is not related to the release of maintenance reserves received from lessees and which is expensed as incurred, and (ii) lessor maintenance obligations assumed and recognized as a liability upon acquisition of aircraft subject to a lease with such provisions.

(p) Interest Rate Hedging

The Company periodically enters into various derivative instruments to mitigate its exposure to variable interest rate obligations, although it was not a party to any such instruments in 2017 or 2018.  Although all such transactions are entered into for such a purpose, hedge accounting is only applied where specific criteria have been met and the transaction is highly effective and has been designated as a hedge at inception.  Generally, the effects of derivative transactions are recorded in earnings for the period in which they arise, although the effective portion of a hedged transaction is reported as a component of other comprehensive income and is reclassified into earnings in the period in which the transaction being hedged affects earnings.

(q) Recent Accounting Pronouncements

Topic 606

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 that created the new Topic 606 (“Topic 606”) in the Accounting Standards Codification (“ASC”).  Topic 606 also included numerous conforming additions and amendments to other Topics within the ASC.  Topic 606 established new rules that affect the amount and timing of revenue recognition for contracts with customers, but does not affect lease accounting and reporting.  As such, adoption of these provisions has not affected the Company's lease revenues.  The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective method of transition.  Since most of the Company’s revenues arise from its lease contracts, which are not affected by the new standard, and since the Company’s revenue recognition for other sources of revenue is generally the same as it was under previous accounting standards, adoption of Topic 606 in the current year, using the modified retrospective approach, has had no effect on its consolidated financial statements.

      ASU 2016-01

In January 2016, the FASB issued ASU 2016-01, Income Statement - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"). ASU 2016-01 was issued to enhance the reporting model for financial instruments to provide the users of financial statements with more useful information for decisions. Effective January 1, 2018, the Company adopted ASU 2016-01 and applied the provisions of the standard prospectively within the consolidated financial statements for the year ended December 31, 2018, which includes  the Company no longer disclosing the method or significant assumptions used to estimate the fair value for its securities measured at amortized cost on the consolidated balance sheet.  The adoption of the ASU did not have an effect on the Company's consolidated financial statements.

ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 is effective for public companies for years beginning after December 15, 2018, although early adoption is permitted.  The Company has not adopted ASU 2016-02 early.  ASU 2016-02 substantially modifies lessee accounting for leases, requiring that lessees recognize lease assets and liabilities for leases extending beyond one year. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The new standard requires a lessor to classify leases as sales-type, finance, or operating.  A lease will be treated as sales-type if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a finance lease.  If the lessor does not convey risks and rewards or control, an operating lease results.

The Company adopted the standard on January 1, 2019, electing to apply its provisions on the date of adoption and to record the cumulative effect as an adjustment to retained earnings.  The Company evaluated the guidance and noted that lessor accounting is similar to the current model; however, the guidance does impact the Company’s existing operating lease obligation.  In addition, the Company has elected to apply practical expedients permitted by the standard, under which the Company will not have to reevaluate the classification of its existing leases or its capitalized initial direct costs.

As a result of application of the practical expedients, the Company was not required to alter the classification or carrying value of its leased or finance lease assets.  The Company was required to record a lease obligation of approximately $600,000 in connection with the lease of its headquarters, and to increase the capitalized leasehold interest / right of use asset by a similar amount upon adoption.  There was no effect on retained earnings recorded as a result of adoption of the standard.

ASU 2016-13

The FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), in June of 2016 (“ASU 2016-13”).  ASU 2016-13 provides that financial assets measured at amortized cost are to be presented as a net amount, reflecting a reduction for a valuation allowance to present the amount expected to be collected (the “current expected credit loss” model of reporting).  As such, expected credit losses will be reflected in the carrying value of assets and losses will be recognized before they become probable, as is required under the Company’s present accounting practice.  In the case of assets held as available for sale, the amount of the valuation allowance will be limited to an amount that reflects the marketable value of the debt instrument.  This amendment to GAAP is effective for fiscal years beginning after December 15, 2019 (for the Company, its 2020 year) unless elected earlier, and adoption is to be reflected as a cumulative effect on the first date of adoption.  The Company does not expect to early adopt ASU 2016-13.

ASU 2017-12

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  ASU 2017-12 is effective for public companies for years beginning after December 15, 2018, and will therefore be effective for the Company’s 2019 year and interim periods.  The revised guidance includes reduced limitations on items that can be hedged to more closely align hedge accounting with entities’ risk management activities through changes to designation and measurement guidance as well as new disclosure requirements of balance sheet and income statement information designed to increase the transparency of the impact of hedging.  Since the Company has not entered into in any derivative transactions in 2017 and 2018, adoption of ASU 2017-12 will not have any material effect on the Company’s financial statements.  The Company is continuing to evaluate the impact of any transactions entered into in 2019.

SAB 118

In December of 2017, the United States enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which had numerous effects on U.S. corporate taxation, including reducing the federal corporate tax rate to 21%, substantially modifying the U.S. taxation of international investments and transactions, and repealing the alternative minimum tax.  In December of 2017, the Staff of the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides that companies should reflect in their financial statements the effects of the change in tax law in which the accounting is complete, as such completion occurs; provisional amounts for such effects for which the company can determine a reasonable estimate, as such estimates can be made; and continued accounting under the provisions of the law as it existed before enactment of the Tax Act for such effects for which no reasonable estimate under the new law can be made, until such a reasonable estimate is available and a provisional amount can be reported.  Under SAB 118, in no event should the period during which a company is obtaining, preparing, and analyzing the information needed to complete the accounting for the effects of the change in tax law exceed one year from enactment (the “measurement period”), or the fourth quarter of 2018.  The Company has reflected the effects of the Tax Act in these consolidated financial statements, and the Company did not record any additional amounts in 2018 for the year ended December 31, 2017 to account for the effects of the change in tax law due to the Tax Act.

2. Finance Leases Receivable

During 2018, a customer that leased six of the Company’s aircraft under sales-type finance leases purchased three of those aircraft in amounts equal to the outstanding balance under the applicable finance leases.  The purchase price was paid in the form of (i) $1,088,700 in cash, (ii) $1,675,100 of maintenance reserves previously paid to the Company for one of the purchased aircraft and (iii) $2,618,100 of maintenance reserves previously paid to the Company for two aircraft that remain under sales-type finance leases with the customer.  Such reserves are no longer available to the customer for reimbursement of maintenance claims under the applicable lease provisions pursuant to which the reserves were paid.  The Company did not record a gain or loss on the sale of the aircraft.

At December 31, 2018 and December 31, 2017, the net investment included in sales-type finance leases and direct financing leases receivable were as follows:

	December 31, 2018	December 31, 2017
Gross minimum lease payments receivable	$17,107,100	$27,074,400
Less unearned interest	(1,856,200)	(3,513,400)
Finance leases receivable	$15,250,900	$23,561,000

As of December 31, 2018, minimum future payments receivable under finance leases were as follows:

Years ending December 31

2019	$4,885,500
2020	4,208,600
2021	4,805,000
2022	3,208,000
$17,107,100

3. Aircraft and Aircraft Engines Held for Lease or Sale

(a) Assets Held for Lease

At December 31, 2018 and December 31, 2017, the Company’s aircraft and aircraft engines held for lease consisted of the following:

	December 31, 2018		December 31, 2017
Type	Number Owned	% of net book value	Number owned	% of net book value
Regional jet aircraft	13	81%	13	82%
Turboprop aircraft	4	18%	10	17%
Engines	1	1%	1	1%

During 2018 and 2017, the Company used cash of $22,844,300 and $32,063,100, respectively, for the purchase and capital improvement of aircraft.

During 2018, the Company purchased two aircraft subject to operating leases.  During the same period, the Company sold four aircraft held for lease for cash and recorded net losses totaling $2,426,600.  The Company also reclassified four aircraft from held for lease to held for sale.

During 2018, the Company recorded $1,629,000 in maintenance reserves revenue resulting from cash received from the former lessee of three aircraft that were returned to the Company during 2017.  Such payments were for unpaid maintenance reserves, as well as amounts due pursuant to the return conditions of the applicable leases. The Company did not accrue unpaid reserves or return condition amounts at the time of lease termination based on management’s evaluation of the creditworthiness of the lessee and, therefore, accounted for them as income when received.

None of the Company’s aircraft and engines held for lease were off lease at December 31, 2018.  As discussed below, the Company has three off-lease aircraft that were reclassified as held for sale during 2018.

As of December 31, 2018, minimum future lease revenue payments receivable under noncancelable operating leases were as follows:

Years ending December 31

2019	$28,357,100
2020	25,773,700
2021	18,672,300
2022	16,714,700
2023	13,031,900
Thereafter	21,610,600
$124,160,300

(b) Assets Held for Sale

During 2018, the Company sold an aircraft that was previously held for lease and for which the Company had recorded an impairment provision of $1,835,800 during 2018.  The Company recorded a loss of $1,072,400 related to the sale.

Assets held for sale at December 31, 2018 consist of three off-lease turboprop aircraft and airframe parts from two turboprop aircraft.  During 2018, the Company recorded impairment provisions totaling $1,135,700 for the three aircraft and reclassified them from assets held for lease to assets held for sale.

During 2018, the Company received $1,280,100 in cash and accrued $133,100 in receivables for parts sales.  These amounts were accounted for as follows: $779,700 reduced accounts receivable for parts sales accrued in 2017, $543,200 reduced the carrying value of the parts, and $90,300 was recorded as gains in excess of the carrying value of the parts.  During 2017, the Company received $193,100 from the sale of parts and accrued receivables totaling $779,700 for 2017 parts sales, payment for which was received in 2018.  Of such amounts, $885,400 reduced the carrying value of the parts and $87,400 was recorded as gains in excess of the carrying value of the parts.

4. Operating Segments

The Company operates in one business segment, the leasing of regional aircraft to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

Approximately 28% and 21% of the Company’s operating lease revenue was derived from lessees domiciled in the United States during 2018 and 2017, respectively.  All revenues relating to aircraft leased and operated internationally, with the exception of rent payable in Euros for two of the Company’s aircraft,  are denominated and payable in U.S. dollars.

The tables below set forth geographic information about the Company’s operating lease revenue and net book value for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Years Ended December 31,
Operating Lease Revenue	2018	2017

Europe and United Kingdom	$16,258,800	$14,941,100
North America	10,119,100	8,506,700
Africa	-	3,306,100
Asia	1,259,600	1,251,300
Australia	-	997,500
	$27,637,500	$29,002,700

	December 31,
Net Book Value of Aircraft and Aircraft Engines Held for Lease	2018	2017

Europe and United Kingdom	$110,069,000	$92,108,500
North America	68,485,400	72,270,700
Off lease	-	24,636,900
Asia	5,465,500	6,082,100
	$184,019,900	$195,098,200

The table below sets forth geographic information about the Company’s finance lease revenue, grouped by domicile of the lessee:

	For the Years Ended December 31,
Finance Lease Revenue	2018	2017

Africa	$832,800	$1,180,600
United Kingdom	418,200	390,900
	$1,251,000	$1,571,500

5. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables.  The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

For the year ended December 31, 2018, the Company had five significant customers, four of which individually accounted for 30%, 21%, 15% and 13%, respectively, of operating lease revenue and one of which accounted for 67% of finance lease revenue.  For the year ended December 31, 2017, the Company had five significant customers, four of which individually accounted for 28%, 20%, 14% and 11%, respectively, of operating lease revenue and one of which accounted for 75% of finance lease revenue.

At December 31, 2018, the Company had receivables from three customers totaling $3,413,500 and representing 87% of the Company’s total accounts receivable.  In early 2019 through the date of this report, the Company has received payments totaling $1,564,800 related to these receivables.

At December 31, 2017, the Company had receivables from four customers totaling $2,959,200 and representing 77% of the Company’s total accounts receivable, as well as receivables totaling $779,700 for parts sales related to its aircraft held for sale.

6. Notes Payable and Accrued Interest

At December 31, 2018 and December 31, 2017, the Company’s notes payable and accrued interest consisted of the following:

	December 31, 2018	December 31, 2017
Credit Facility:
Principal	$122,400,000	$134,000,000
Unamortized debt issuance costs	(674,300)	(2,216,000)
Accrued interest	139,300	278,900
Special purpose financing:
Principal	9,211,200	13,511,900
Accrued interest	16,000	23,400
	$131,092,200	$145,598,200

(a) Credit Facility

The Company’s Credit Facility is provided by a syndicate of banks and is secured by all of the assets of the Company, including its aircraft and engine portfolio, except for the aircraft that serve as collateral for the Company’s UK LLC SPE Financing.  As discussed in Note 14, in February 2019, the Credit Facility, which had availability of $170 million (with the ability for the Company to request an increase up to $180 million) and was to mature on May 31, 2019, was extended to February 19, 2023, reduced to $145 million (with the ability for the Company to request an increase up to $160 million) and amended in certain other respects, including with respect to certain of the Company’s financial covenants thereunder.  Also in February 2019, the Company refinanced, with new non-recourse Term Loans totaling $44,310,000, four aircraft that previously served as collateral under the Credit Facility and two aircraft that served as collateral for the UK LLC SPE Financing, as discussed in (b) UK LLC SPE Financing below.

As of September 30, 2018, the Company was not in compliance with the interest coverage, debt service coverage and revenue concentration covenants under the Credit Facility.  The Company obtained a waiver from the Credit Facility lenders in November 2018 for the September 30, 2018 noncompliance.  There were no fees or penalties related to the waiver.  In addition, based on appraisals obtained in October 2018 for four assets held for sale, the Company had a borrowing base deficiency of approximately $1,400,000 at September 30, 2018.  The Company cured the deficiency in October 2018 by making a principal payment of $2,000,000 on the Credit Facility.

As of December 31, 2018, the Company was not in compliance with the interest coverage, debt service coverage, no net loss and revenue concentration covenants under the Credit Facility.  The noncompliance resulted primarily from the Company recording aircraft impairment charges on aircraft and losses on sale of aircraft totaling $3,408,700 during 2018.  The February 2019 amendment to the Credit Facility discussed above and in Note 14 cured the December 31, 2018 noncompliance and revised the compliance requirements through the extended maturity date of the Credit Facility.

The unused amount of the Credit Facility was $47,600,000 and $36,000,000 as of December 31, 2018, and December 31, 2017, respectively.  The weighted average interest rate on the Credit Facility was 5.92% and 5.21% at December 31, 2018 and December 31, 2017, respectively.

(b) UK LLC SPE Financing

In August 2016, the Company acquired two regional jet aircraft using cash and financing separate from the Credit Facility.  The separate UK LLC SPE Financing resulted in note obligations of $9,805,600 and $9,804,300, which were being paid from a portion of the rent payments on the related aircraft leases through October 3, 2020 and November 7, 2020, respectively, and which bore interest at the rate of 4.455% per annum.  The borrower under each note obligation was the special purpose subsidiary of AeroCentury that owns each aircraft.  The notes were collateralized by the aircraft and were recourse only to the special purpose entity borrower and its aircraft asset, subject to standard exceptions for this type of financing.  Payments due under the notes consisted of quarterly principal and interest.  The combined balance of the principal amount and accrued interest owed on these notes at December 31, 2018 and December 31, 2017 was $9,227,200 and $13,535,300, respectively.

As discussed in Note 14, in February 2019, the UK LLC SPE Financing was repaid and cancelled in full when the Company refinanced the aircraft securing the UK LLC SPE Financing with the proceeds from the Term Loans.

7. Fair Value Measurements

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table shows, by level within the fair value hierarchy, the Company’s assets at fair value as of December 31, 2018 and December 31, 2017:

	December 31, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$656,400	$656,400	$-	$-	$6,151,900	$6,151,900	$-	$-

There were no transfers between Level 1 and Level 2 in either 2018 or 2017, and there were no transfers into or out of Level 3 during 2018 or 2017.

As of December 31, 2018, and December 31, 2017, there were no liabilities that were required to be measured and recorded at fair value on a recurring basis.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and these and other assets held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors.  These are considered Level 3 within the fair value hierarchy.  An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the asset’s carrying value exceeds its fair value.  The Company recorded impairment charges totaling $2,673,300 on four of its aircraft held for sale in 2018, which had an aggregate fair value of $9,900,000.  The Company also recorded an impairment charge of $298,200 on one of its aircraft held for lease in 2018.  The Company recorded impairment charges of $1,002,100 on five of its assets held for lease in 2017.

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable, amounts borrowed under the Credit Facility and notes payable under special purpose financing.  The fair value of accounts receivable, accounts payable and the Company’s maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments because of their short-term maturities.  The fair value of finance lease receivables approximates the carrying value as discussed in Note 1(n).

Borrowings under the Company’s Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rate under the Credit Facility approximates current market rates for such indebtedness at the dates of the consolidated balance sheets, and therefore that the outstanding principal and accrued interest of $122,539,300 and $134,278,900 at December 31, 2018 and December 31, 2017, respectively, approximate their fair values on such dates.  The fair value of the Company’s outstanding balance of its Credit Facility is categorized as Level 3 under the GAAP fair value hierarchy.

Before their repayment in February 2019 in connection with the Term Loans refinancing (see Note 14), the amounts payable under the Company’s UK LLC SPE Financing were payable through the fourth quarter of 2020 and bore a fixed rate of interest, as described in Note 6(b).  The Company believes the effective interest rate under the special purpose financing approximates current market rates for such indebtedness at the dates of the consolidated balance sheets, and therefore that the outstanding principal and accrued interest of $9,227,200 and $13,535,300 approximate their fair values at December 31, 2018 and December 31, 2017, respectively.  Such fair value is categorized as Level 3 under the GAAP fair value hierarchy.

8. Acquisition of Management Company

In October 2017, AeroCentury, JHC and certain other parties entered into the Merger Agreement for the acquisition of JHC by AeroCentury for consideration of approximately $2.9 million in cash and 129,217 shares of common stock of AeroCentury, as determined pursuant to the Merger Agreement.  JHC is the sole shareholder of JMC, which is the manager of the Company’s assets as described in Note 13 below.  The Merger was consummated on October 1, 2018.  AeroCentury’s common stock issued as consideration in the Merger was offered and sold pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as the California Department of Business Oversight (the “DBO”) had issued a permit for the issuance of such securities to JHC’s shareholders on February 22, 2018 after a fairness hearing before the DBO.

As a subsidiary of the Company, JHC’s results are included in the Company’s consolidated financial statements beginning on October 1, 2018.  In April 2018, subsequent to the execution of the Merger Agreement for the acquisition of JHC, which was signed in October 2017, the Company, JHC and JMC entered into a waiver and reimbursement agreement (the “Waiver/Reimbursement Agreement”), pursuant to which JHC and JMC agreed to waive their right to receive management and acquisition fees (“Contract Fees”) otherwise owed by the Company to JMC pursuant to the Management Agreement for all periods after March 31, 2018 and until the consummation of the Merger, and in return, the Company agreed to reimburse JMC for expenses incurred in providing management services set forth under the Management Agreement.  As a result of the Waiver/Reimbursement Agreement, the Company became responsible for all expenses incurred by JMC in managing the Company as of April 1, 2018, including employee salaries, office rent and all other general and administrative expenses.  As a result of the Merger, the Company assumed all of JHC’s assets, comprised primarily of securities, prepaid expenses and an office lease, as well as liabilities of approximately $0.9 million.

During the years ended December 31, 2018 and 2017, the Company accrued $485,000 and $619,400, respectively, of expenses related to the Merger transaction.  Such expenses are included in professional fees, general and administrative and other in the Company’s consolidated statements of operations.

During  the fourth quarter of 2018, the Company also recorded a settlement loss of $2,527,000 related to the Merger.  The settlement loss amount was estimated using an income approach.  The Company assessed the contractual terms and conditions of the previous management agreement between the company and JMC (the “Management Agreement”) as compared to current market conditions and the historical and expected financial performance of the Company and JMC. Based on the analysis performed, the Company determined that the contractual payment terms were above market rates. The present value of the expected differential between payments previously required by the Management Agreement and those that would be required if the contract reflected current market terms was calculated over the Management Agreement contractual term. As the management fee previously paid by the Company was deemed to be above market and the settlement of this pre-existing relationship resulted in a loss, the loss was recognized in the consolidated statement of operations at the acquisition date and reduced the estimated purchase consideration transferred.

The Company did not recognize any goodwill on its acquisition of JHC because the only customer relationship JHC had was through its contract with the Company for management of the Company's assets, and the Comapny cannot recognize goodwill attributable to its relationship with itself.

The following table shows the allocation of the purchase price paid by the Company for its acquisition of JHC, the assets and liabilities that were assumed as a result of the Merger and calculation of the settlement loss.

Consideration paid in the merger:
Cash consideration	$2,915,000
ACY stock consideration	2,003,000
4,918,000

Fair value of assets acquired/(liabilities assumed):
Cash	40,000
Securities	121,000
Accounts & note receivable	28,000
Prepaid expenses	157,000
Property, equipment and furnishings	79,000
Office leasehold	925,000
Accounts payable	(85,000)
Accrued vacation	(93,000)
Taxes payable	(722,000)
Deferred taxes	(138,000)
312,000

Excess of consideration paid over net assets acquired	4,606,000

Waiver of JMC Margin payable	(1,517,000)
Settlement of payable to JMC	(562,000)
Settlement Loss on Management Agreement with JMC	$2,527,000

9. Commitments and Contingencies

The Company leases its office space under a lease expiring June 30, 2020 and a storage facility on a monthly basis.  Effective June 1, 2018, the Company agreed to amend its office lease to reduce the size of the rented office space and to provide two consecutive, 1-year renewal options.  The amended monthly lease commitment for the office space includes an amount for base rent and operating expenses (including utilities and insurance costs).  The Company estimates that the future minimum lease commitments for its office space, including both the base rent and operating expenses, and storage facility are as follows:

Years ending December 31

2019	$193,500
2020	196,400
2021	199,300
2022	101,100
$690,300

The projected annual rent expenses shown above are based on periodic increases to the base rental rate provided in the amended lease for the office space.  Total rent expense for the post-Merger period in 2018, which included rent for a storage facility rented on a monthly basis, was $82,300.  Total rent expense was $0 in 2017.

In the ordinary course of the Company’s business, the Company may be subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

10. Stockholder Rights Plan

In December 2009, AeroCentury’s Board of Directors adopted a stockholder rights plan granting a dividend of one stock purchase right for each share of AeroCentury’s common stock outstanding as of December 18, 2009, and AeroCentury entered into a rights agreement dated December 1, 2009 in connection therewith. The rights become exercisable only upon the occurrence of certain events specified in the rights agreement, including the acquisition of 15% of AeroCentury’s outstanding common stock by a person or group in certain circumstances.  Each right allows the holder, other than an “acquiring person,” to purchase one one-hundredth of a share (a unit) of Series A Preferred Stock of AeroCentury at an initial purchase price of $97.00 under circumstances described in the rights agreement. The purchase price, the number of units of preferred stock and the type of securities issuable upon exercise of the rights are subject to adjustment. The rights expire at the close of business on December 1, 2019 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, has no rights as a stockholder of AeroCentury, including the right to vote or to receive dividends.

11.  Income Taxes

The items comprising the Company’s income tax provision are as follows:

	For the Years Ended December 31,
	2018	2017
Current tax provision:
Federal	$-	$-
State	3,200	800
Foreign	414,000	329,500
Current tax provision	417,200	330,300
Deferred tax (benefit)/provision:
Federal	(1,270,400)	1,159,700
State	(26,100)	35,100
Foreign	(93,500)	(111,300)
Net legislative change in corporate tax rate	-	(5,380,300)
Deferred tax benefit	(1,390,000)	(4,296,800)
Total income tax benefit	$(972,800)	$(3,966,500)

Total income tax (benefit)/expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:
	For the Years Ended December 31,
	2018	2017

Income tax provision at statutory federal income tax rate	$(1,901,400)	$1,167,100
State tax (benefit)/provision, net of federal benefit	(44,500)	33,100
Non-deductible Merger expenses	647,200	213,500
Non-deductible management and acquisition fees	325,900	-
Net legislative change in corporate tax rate	-	(5,380,200)
Total income tax benefit	$(972,800)	$(3,966,500)

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Deferred tax assets:
Current and prior year tax losses	$4,065,100	$3,362,100
Maintenance reserves	3,100,800	2,810,200
Foreign tax credit	611,900	295,800
Deferred interest expense	81,800	-
Deferred maintenance, bad debt allowance and other	92,500	38,800
Alternative minimum tax credit	45,500	45,500
Deferred tax assets	7,997,600	6,552,400
Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	(14,773,800)	(14,591,000)
Deferred income	(320,600)	(495,100)
Favorable Lease	(185,400)	-
Net deferred tax liabilities	$(7,282,200)	$(8,533,700)

Consolidated deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and federal income tax purposes and are measured at enacted tax rates.  On December 22, 2017, the Tax Act was signed into law.  Among other things, the Tax Act reduced the Company’s corporate federal tax rate to a flat 21% for years after 2017.  As a result, the Company’s deferred tax items are measured at an effective federal tax rate of 21% as of December 31, 2018 and December 31, 2017.  Although realization is not assured, management believes it is more likely than not that the entire deferred federal income tax asset will be realized.  The amount of the deferred federal income tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

Beginning in 2018, the Tax Act also imposes a new provision designed to tax global intangible low-taxed income ("GILTI"), which requires the inclusion, in the Company's U.S. income tax return, of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Per guidance issued by the FASB, companies can either account for deferred taxes related to GILTI or treat tax arising from GILTI as a period cost. Both are acceptable methods subject to an accounting policy election. On December 31, 2018, the Company finalized its policy and has elected to use the period cost method for GILTI. In 2018, the Company did not account for any GILTI inclusion as its Canadian subsidiary was not material.

The federal operating loss carryovers totaled approximately $19 million, of which $16 million will be available to offset 100% of annual taxable income in future years and may be carried over through 2035 and $3 million will be available to offset 80% of annual taxable income in future years and may be carried forward indefinitely.  The current year state operating loss carryovers of approximately $327,000 will be available to offset taxable income in the two preceding years and in future years through 2038.  The Company expects to utilize the net operating loss carryovers remaining at December 31, 2018 in future years.

During the year ended December 31, 2018, the Company had pre-tax loss from domestic sources of approximately $6.0 million and pre-tax loss from foreign sources of approximately $3.1 million.  The Company had pre-tax income from domestic sources of approximately $2.2 million and pre-tax income from foreign sources of approximately $1.2 million for the year ended December 31, 2017.  The foreign tax credit carryover will be available to offset federal tax expense in future years through 2028.

The Tax Act repealed the corporate alternative minimum tax for tax years beginning after 2017.  In addition, beginning in 2018, the Company’s alternative minimum tax credit (“MTC”) will be available to offset federal tax expense and is refundable in an amount equal to 50% of the excess MTC for the tax year over the amount of the credit allowable for the year against regular tax liability.  In 2021, any remaining MTC will be fully refundable.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.  At December 31, 2018, the Company had a balance of accrued tax, penalties and interest in accounts payable and taxes payable totaling $85,400 related to unrecognized tax benefits on its non-U.S. operations.  The Company does not anticipate any significant changes to the unrecognized tax benefits within twelve months of this reporting date.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

		December 31,
	2018	2017
Balance at January 1	$-	-
Additions for prior years’ tax positions	85,400	-
Balance at December 31	$85,400	-

The Company accounts for interest related to uncertain tax positions as interest expense, and for income tax penalties as tax expense.

12. Computation of (Loss)/Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
	2018	2017
Net (loss)/income	$(8,081,200)	$7,399,200
Weighted average shares outstanding for the period used in computation of basic and diluted (loss)/earnings per share	1,449,261	1,449,576
Basic (loss)/earnings per share	$(5.58)	$5.10
Diluted (loss)/earnings per share	$(5.58)	$5.10

Basic (loss)/earnings per common share is computed using net (loss)/income and the weighted average number of common shares outstanding during the period.  Diluted (loss)/earnings per common share is computed using net (loss)/income and the weighted average number of common shares outstanding, assuming dilution.  Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period.

13. Related Party Transactions

See the description of the Merger Agreement between the Company and JHC in Note 8 above, pursuant to which the Company acquired JHC in the Merger and JHC became a wholly owned subsidiary of the Company on October 1, 2018.

Before completion of the Merger, the Company’s portfolio of aircraft assets were managed and administered under the terms of a management agreement with JMC (the “Management Agreement”), which is an integrated aircraft management, marketing and financing business.  Certain officers of the Company were also officers of JHC and JMC and held significant ownership positions in both JHC and the Company, and JHC was also a significant stockholder of AeroCentury.  Under the Management Agreement, JMC received a monthly management fee based on the net asset value of the Company’s assets under management.  JMC also received an acquisition fee for locating assets for the Company.  Acquisition fees were included in the cost basis of the asset purchased.  JMC also received a remarketing fee in connection with the re-lease or sale of the Company’s assets.  Remarketing fees were amortized over the applicable lease term or included in the gain or loss on sale.

In April 2018, subsequent to the execution of the Merger Agreement, the Company, JHC and JMC entered into a waiver and reimbursement agreement (the “Waiver/Reimbursement Agreement”), pursuant to which JHC and JMC agreed to waive their right to receive Contract Fees otherwise owed by the Company to JMC pursuant to the Management Agreement for all periods after March 31, 2018 and until the consummation of the Merger, and in return, the Company agreed to reimburse JMC for expenses (“Management Expense”) incurred in providing management services set forth under the Management Agreement.  As a result, the Company has been responsible for all expenses incurred by JMC in managing the Company’s assets beginning April 1, 2018 and will continue to be responsible for all such expenses in all periods after the Merger, and no Contract Fees have been or will be payable by the Company to JMC for the period from April 1 through September 30, 2018.

Notwithstanding the Waiver/Reimbursement Agreement, the Company accrued as an expense the Contract Fees that would have been due under the Management Agreement through September 30, 2018.  For the nine months ended September 30, 2018, Contract Fees exceeded the Management Expense by $1,023,000 of management fees and $494,000 of acquisition fees (collectively, the “JMC Margin”).  The amount of the JMC Margin payable was waived and included in the acquisition accounting for the calculation of the settlement loss that the Company recognized upon closing the Merger (see Note 8).

Contract Fees incurred during the 2018 and 2017 were as follows:

	For the Years Ended December 31,
	2018	2017
Management fees	$4,482,800	$6,109,200
Acquisition fees	494,400	850,500
Remarketing fees	-	51,100

In March 2017, the Company exchanged one of its engines for 150,000 shares of common stock of AeroCentury held by a holder of more than 5% of AeroCentury’s then-outstanding common stock.  The Company recorded no gain or loss related to the exchange.

14. Subsequent Events

On February 8, 2019, the Company, through four wholly owned subsidiary limited liability companies (“LLC Borrowers”), entered into the Term Loans with Norddeutsche Landesbank Girozentrale, New York Branch (“Term Loan Lender”) that provides for six separate term loans  with an aggregate principal amount of $44.3 million. Each of the Term Loans is secured by a first priority security interest in a specific aircraft (“Term Loan Collateral Aircraft”) owned by an LLC Borrower, the lease for such aircraft, and a pledge by the Company of its membership interest in each of the LLC Borrowers, pursuant to a Security Agreement (the “Security Agreement”) among the LLC Borrowers and Wilmington Trust Company, as Security Trustee, and certain pledge agreements. The interest rates payable under the Term Loans vary by aircraft, and are based on a fixed margin above either 30-day or 3-month LIBOR. The proceeds of the Term Loans were used to pay off Company debt from its purchase of the Term Loan Collateral Aircraft. The maturity of each Term Loan varies by aircraft, with the first Term Loan maturing in October 2020 and the last Term Loan maturing in May 2025. The debt under the Term Loans is expected to be fully amortized by rental payments received by the LLC Borrowers from the lessees of the Term Loan Collateral Aircraft during the terms of their respective leases and remarketing proceeds.

The Term Loans include covenants that impose various restrictions and obligations on the LLC Borrowers, including covenants that require the LLC Borrowers to obtain the Lender’s consent before they can take certain specified actions. Events of default under the Term Loans and the Security Agreement include, among others: any failure by the LLC Borrowers to make payments thereunder when due; certain defaults by the lessees of the Term Loan Collateral Aircraft under their lease agreements for such aircraft; any misrepresentation by an LLC Borrower in the Term Loans agreement or the Security Agreement or failure by an LLC Borrower to perform its obligations thereunder; the occurrence of certain bankruptcy events; any lapse or failure to maintain insurance coverage on the Term Loan Collateral Aircraft; and any suspension or cessation of business of an LLC Borrower or the Company. If such an event of default occurs, subject to certain cure periods for certain events of default, the Lender would have the right to terminate its obligations under the Term Loans, declare all or any portion of the amounts then outstanding under the Term Loans to be accelerated and due and payable, and/or exercise any other rights or remedies it may have under applicable law, including foreclosing on the assets that serve as security for the Term Loans.

On February 19, 2019, the Company entered into a Third Amended and Restated Loan and Security Agreement to the Credit Facility which, among other things, extended the maturity date of the Credit Facility with the lenders thereunder from May 31, 2019 to February 19, 2023; decreased the maximum availability thereunder from $170 million (with the ability for the Company to request an increase up to $180 million) to $145 million (with the ability for the Company to request an increase to up to $160 million); and modified certain of the Company’s financial ratio covenants.  Borrowings under the Credit Facility will continue to bear interest at floating rates that reset periodically to a market benchmark rate plus a credit margin, and the Company will also continue to be obligated to pay a quarterly fee on any unused portion of the Credit Facility at a rate of 0.50%.  The Credit Facility requires that within 30 days after closing of the financing, the Company must enter into an interest rate protection derivative instrument with respect to $50 million of the outstanding loan balance at closing.

The borrowings under the Credit Facility are secured by a first priority lien in all of  the Company's assets, including the Company’s aircraft portfolio, except those aircraft that are subject to the Term Loans.  The Credit Facility requires the Company to comply with certain covenants relating to payment of taxes, preservation of existence, maintenance of property and insurance, and periodic financial reporting, as well as compliance with several financial ratio covenants.  The Credit Facility restricts the Company with respect to certain corporate level transactions and transactions with affiliates or subsidiaries without consent of the lenders. Events of default under the Loan Agreement include failure to make a required payment within three business days of a due date or to comply with other obligations under the Credit Facility (subject to specified cure periods for certain events of default), a default under other indebtedness of the Company, and a change in control of the Company.  Remedies for default under the Credit Facility include acceleration of the outstanding debt and exercise of any remedies available under applicable law, including foreclosure on the collateral securing the borrowings under the Credit Facility.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

CEO and CFO Certifications.  Attached as exhibits to this Annual Report on Form 10-K are certifications of the Company’s Chief Executive Officer (the “CEO”) and the Company’s Chief Financial Officer(the “CFO”), which are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item 9A includes information concerning the evaluation of disclosure controls and procedures referred to in the Section 302 Certifications and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Evaluation of the Company’s Disclosure Controls and Procedures.  Disclosure controls and procedures (“Disclosure Controls”) are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

In the course of the review of the consolidated financial results of the Company for the three months and six months ended June 30, 2018, the Company identified a material weakness in its internal control over financial reporting (“Internal Control”) at June 30, 2018 related to the Company’s incorrect accounting for management fees and acquisition fees associated with the Management Agreement between JHC and the Company. While the Company implemented controls over identifying the proper accounting treatment over the JHC acquisition and those controls operated as of December 31, 2018, the Company’s tax review control did not identify a complex component resulting in an adjustment to the tax expense in 2018 and therefore there continues to be an identified material weakness in the Company’s internal control over financial reporting as of December 31, 2018.

Management has determined that this deficiency constitutes a material weakness as of December 31, 2018.  Management is in the process of enhancing the tax review control related to unusual transactions the Company may encounter.

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were not effective as of December 31, 2018 due to the material weakness described above.

Management’s Annual Report on the Company’s Internal Control

Internal Control is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The Company's management is responsible for establishing and maintaining adequate Internal Control.  Management evaluated the Company's Internal Control based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).  Based on such evaluation, management concluded that the Company's Internal Control was not effective as of December 31, 2018 due to the material weakness described under “Evaluation of the Company’s Disclosure Controls and Procedures” above.

This report does not include an attestation report on Internal Control by the Company's independent registered public accounting firm because such an attestation report is not required for smaller reporting companies pursuant to the rules of the SEC.

Changes in Internal Control.  No change in the Company’s Internal Control occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

Inherent Limitations of Disclosure Controls and Internal Control.  In designing its Disclosure Controls and Internal Control, the Company’s management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of the Company’s controls and procedures must reflect the fact that there are resource constraints, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  Because of these inherent limitations, the Company’s Disclosure Controls and Internal Control may not prevent or detect all instances of fraud, misstatements or other control issues.  In addition, projections of any evaluation of the effectiveness of disclosure or internal controls to future periods are subject to risks, including, among others, that controls may become inadequate because of changes in conditions or that compliance with policies or procedures may deteriorate.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is included in the Company’s definitive proxy statement (“Proxy Statement”) to be filed in connection with the Company’s 2019 Annual Meeting of Stockholders, under (i) “Proposal 1: Election of Directors,” “Information Regarding the Company’s Directors and Executive Officers—Current Board of Directors,” “Information Regarding the Company’s Directors and Executive Officers—Key Employees” and “Information Regarding the Company’s Directors and Executive Officers—Family Relationships” as it relates to the information about the Company’s directors, executive officers and certain key employees required by Item 401 of Regulation S-K, (ii) “Section 16(a) Beneficial Ownership Reporting Compliance” as it relates to the information concerning Section 16(a) beneficial ownership reporting compliance required by Item 405 of Regulation S-K, (iii) “Information Regarding the Company’s Directors and Executive Officers—Board Meetings and Committees—Audit Committee” as it relates to the information about the Audit Committee of the  Board of Directors and the “audit committee financial expert” required by Item 407(d)(4) and (d)(5) of Regulation S-K, and (iv) “Information Regarding the Company’s Directors and Executive Officers—Director Nominations” as it relates to any changes to procedures by which security holders may recommend nominees to the Board of Directors as required by Item 407(c)(3) of Regulation S-K, and all such information is incorporated herein by reference.

The Company has adopted a code of business conduct and ethics, or the “code of conduct.”  The code of conduct applies to all of the Company’s employees, including its executive officers, and non-employee directors, and it qualifies as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. A copy of the code of conduct is available on the Company’s website at http://www.aerocentury.com/code-of-conduct.php or upon written request to the Investor Relations Department, 1440 Chapin Avenue, Suite 310, Burlingame, California 94010.  To the extent required by law, any amendments to, or waivers from, any provision of the code of conduct will be promptly disclosed publicly. To the extent permitted by such requirements, the Company intends to make such public disclosure on its website in accordance with SEC rules.

Item 11.   Executive Compensation.

The information required by this item is included in the Proxy Statement under “Information Regarding the Company’s Directors and Officers—Director Compensation” and “Information Regarding the Company’s Directors and Officers—Executive Compensation” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

The information required by this item is included in the Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included in the Proxy Statement under “Related Party Transactions” and “Information Regarding the Company’s Directors and Officers—Board Independence” and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is included in the Proxy Statement under “Information Regarding Auditor” and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statements Schedules.

(a)(1) The following financial statements of the Company are filed in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted because the required information is presented in the consolidated financial statements or is not applicable.

(a)(3) The following exhibits are filed with or incorporated by reference in this report:

Exhibit Number	Description
2.1§
Agreement and Plan of Merger, dated as of October 26, 2017, by and among the AeroCentury Corp., Falcon Landing, Inc., JHC Holding Corp., and Fortis Advisors LLC, incorporated herein by reference to Exhibit 2.1 to the registrant’s Report on Form 8-K filed with the SEC on October 30, 2017

3.1.1^
Certificate of Incorporation of AeroCentury Corp., incorporated by reference to Exhibit 3.08 to the registrant’s registration statement on Form S-4/A filed with the SEC on July 24, 1997 (SEC File No. 333-24743, Film No. 97644740)

3.1.2^
Form of Certificate of Amendment of Certificate of Incorporation of AeroCentury Corp., incorporated by reference to Exhibit 3.07 to the registrant’s registration statement on Form S-4/A filed with the SEC on June 10, 1997 (SEC File No. 333-24743, Film No. 97622056)

3.1.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of AeroCentury Corp., dated May 6, 2008, incorporated by reference to Exhibit 99.1 to the registrant’s Report on Form 8-K filed with the SEC on May 7, 2008

3.1.4
Amended and Restated Certificate of Designation of AeroCentury Corp. dated December 1, 2009, incorporated by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on December 7, 2009

3.2	Amended and Restated Bylaws of AeroCentury Corp., incorporated herein by reference to Exhibit 3.1 of the registrant’s Report on Form 8-K filed with the SEC on November 22, 2016
4.1	Reference is made to Exhibit 3.1.4.
4.2
Rights Agreement by and between AeroCentury Corp. and Continental Stock Transfer & Trust Company dated December 1, 2009, incorporated by reference to Exhibit 4.1 to the registrant’s Report on Form 8-K filed with the SEC on December 7, 2009

10.1+
Employment Agreement dated September 1, 2016 between Michael G. Magnusson and JetFleet Management Corp., incorporated by reference to Exhibit 10.1 to the registrant’s Report on Form 10-Q filed with the SEC on November 8, 2018

10.2
Credit Agreement, dated February 8, 2019, among ACY SN 15129 LLC, ACY E-175 LLC, ACY SN 19002 Limited, and ACY SN 19003 Limited, Wilmington Trust Company, as Security Trustee, Norddeutsche Landesbank Girozentrale, New York Branch, as Agent, and Norddeutsche Landesbank Girozentrale, as swap counterparty, incorporated by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on February 14, 2019

10.3
Security Agreement, dated February 8, 2019, among ACY SN 15129 LLC, ACY E-175 LLC, ACY SN 19002 Limited, and ACY SN 19003 Limited, Wilmington Trust Company, as Security Trustee, and certain other parties, incorporated by reference to Exhibit 10.2 to the registrant’s Report on Form 8-K filed with the SEC on February 14, 2019

10.4
Form of ISDA Master Agreements, Schedules and Confirmations of Interest Rate Swaps between Norddeutsche Landesbank Girozentrale, as swap counterparty, and each of ACY SN 15129 LLC, ACY E-175 LLC, ACY SN 19002 Limited, and ACY SN 19003 Limited, incorporated by reference to Exhibit 10.3 to the registrant’s Report on Form 8-K filed with the SEC on February 14, 2019

10.5
Third Amended and Restated Loan and Security Agreement dated February 19, 2019, between AeroCentury Corp., MUFG Union Bank, N.A., as Agent and Lender,  and certain other financial institution parties thereto

10.6	ISDA Master Agreements, Schedules and Confirmations of Interest Rate Swaps between MUFG Bank, Ltd., as swap counterparty, and AeroCentury Corp.
21.1	Subsidiaries of the AeroCentury Corp.
24.1	Power of Attorney (included on the signature page hereto)
31.1	Certification of Michael G. Magnusson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Michael G. Magnusson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Toni M. Perazzo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* These certificates are furnished to, but shall not be deemed to be filed with, the SEC.
§ Schedules and other similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. The signatory hereby undertakes to furnish supplemental copies of any of the omitted schedules and attachments upon request by the SEC.
+ Management contract or compensatory plan or arrangement.
^ Originally filed in paper format.

Item 16.    Form 10-K Summary.

The Company has elected not to provide summary information.
1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROCENTURY CORP.

By
/s/ Toni M. Perazzo
Toni M. Perazzo
Senior Vice President-Finance and
Chief Financial Officer

Date March 18, 2019

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

Signature	Title	Dated

/s/ Michael G. Magnusson	Director and President of the Registrant (Principal Executive Officer)	March 18, 2019
Michael G. Magnusson
/s/ Toni M. Perazzo	Director and Senior Vice President-Finance and Secretary of the Registrant (Principal Financial and Accounting Officer)	March 18, 2019
Toni M. Perazzo
/s/ Evan M. Wallach	Director and Chairman of the Board of Directors of the Registrant	March 18, 2019
Evan M. Wallach

/s/ Roy E. Hahn	Director	March 18, 2019
Roy E. Hahn
/s/ David P. Wilson	Director	March 18, 2019
David P. Wilson

2