Form 10-Q
period 2019-03-31
AEROCENTURY CORP
filed 2019-05-15
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ACY	NYSE American

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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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
Yes  ☐ No  ☒

The number of shares of the registrant’s common stock outstanding as of May 15, 2019 was 1,545,884.

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

•
Certain industry trends and their impact on the Company and its performance, including: increasing competition that results in higher acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, downward pressure on lease rates for these aircraft; increased production of new regional aircraft in competition with used aircraft; relatively lower market demand for older aircraft types that are no longer in production, which could cause certain of the Company’s aircraft to remain off lease for significant periods of time; and expectations of shakeouts of weaker carriers in economically troubled regions, which could impact the financial condition and viability of certain of the Company’s customers, and as a result, their demand for the Company’s aircraft and their ability to fulfill their lease commitments and other obligations to the Company under existing leases;

•	Expectations about the Company’s future liquidity, cash flow and capital requirements;

•
The Company’s ability to comply with its credit facility (the “Credit Facility”), recently established term loans (the “Term Loans”) and other outstanding debt instruments, including making payments of principal and interest thereunder as and when required and complying with the financial and other covenants included in these instruments and the Company’s ability to effectively hedge interest rate fluctuation risk;

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

All of the Company’s forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those projected or assumed by such forward-looking statements.  Among the factors that could cause such differences are: the continued availability of financing under the Credit Facility or otherwise; the Company’s ability to comply with the covenants under its Credit Facility, Term Loans and other debt instruments; the potential impact on the Company’s debt obligations of developments regarding LIBOR, including the potential phasing out of this metric; the Company's ability to locate and acquire appropriate and revenue-producing assets; deterioration of the market for or appraised values of aircraft owned by the Company; a surge in interest rates; any noncompliance by the Company's lessees with obligations under their respective leases, including payment obligations; any economic downturn or other financial crisis; the timing, rate and amount of maintenance expenses for the Company’s asset portfolio, as well as the distribution of these expenses among the assets in the portfolio; following completion of the merger with JHC, the Company's ability to internalize the management services previously performed by JMC and the costs to the Company to internally perform these services; the Company's ability to raise capital on acceptable terms when needed and in desired amounts, or at all; limited trading volume in the Company's stock; and the other factors detailed under "Factors That May Affect Future Results and Liquidity" in Item 2 of this report.  In addition, the Company operates in a competitive and evolving industry in which new risks emerge from time to time, and it is not possible for the Company to predict all of the risks it may face, nor can it assess the impact of all factors on its business or the extent to which any factor or combination of factors could cause actual results to differ from expectations.  As a result of these and other potential risks and uncertainties, the Company’s forward-looking statements should not be relied on or viewed as predictions of future events.

This cautionary statement should be read as qualifying all forward-looking statements included in this report, wherever they appear. All forward-looking statements and descriptions of risks included in this report are made as of the date hereof based on information available to the Company as of the date hereof, and except as required by applicable law, the Company assumes no obligation to update any such forward-looking statement or risk for any reason. You should, however, consult the risks and other disclosures described in the reports the Company files from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this report for updated information.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
AeroCentury Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2019	2018
Assets:
Cash and cash equivalents	$8,045,200	$1,542,500
Securities	121,000	121,000
Accounts receivable, including deferred rent of $1,250,000 and $869,600 at March 31, 2019 and December 31, 2018, respectively	5,131,100	3,967,200
Finance leases receivable	14,249,300	15,250,900
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $36,133,500 and $36,675,500 at March 31, 2019 and December 31, 2018, respectively	174,310,900	184,019,900
Assets held for sale	10,134,800	10,223,300
Property, equipment and furnishings, net of accumulated depreciation of $4,000 and $2,200 at March 31, 2019 and December 31, 2018, respectively	68,500	69,100
Lease right of use, net of accumulated amortization of $100,300 at March 31, 2019	1,372,500	-
Favorable lease acquired, net of accumulated amortization of $61,700 at December 31, 2018	-	863,300
Deferred tax asset	315,100	254,900
Prepaid expenses and other assets	365,300	840,100
Total assets	$214,113,700	$217,152,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$412,100	$1,025,600
Accrued payroll	100,600	78,600
Notes payable and accrued interest, net of unamortized debt issuance costs of $5,497,700 and $674,300 at March 31, 2019 and December 31, 2018, respectively	131,230,700	131,092,200
Derivative liability	941,000	-
Lease liability	573,900	-
Maintenance reserves	25,796,900	28,527,500
Accrued maintenance costs	666,700	463,300
Security deposits	3,052,800	3,367,800
Unearned revenues	4,594,600	3,274,800
Deferred income taxes	7,020,400	7,537,100
Income taxes payable	172,100	497,400
Total liabilities	174,561,800	175,864,300
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,759,216 shares issued and 1,545,884 shares outstanding at March 31, 2019 and December 31, 2018	1,800	1,800
Paid-in capital	16,782,800	16,782,800
Retained earnings	26,232,400	27,540,600
Accumulated other comprehensive income	(427,800)	-
	42,589,200	44,325,200
Treasury stock at cost, 213,332 shares at March 31, 2019 and December 31, 2018, respectively	(3,037,300)	(3,037,300)
Total stockholders’ equity	39,551,900	41,287,900
Total liabilities and stockholders’ equity	$214,113,700	$217,152,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues and other income:
Operating lease revenue	$7,148,300	$6,462,900
Maintenance reserves revenue, net	-	1,050,000
Finance lease revenue	236,100	379,000
Net gain/(loss) on disposal of assets	178,300	(8,200)
Other income	4,200	1,400
	7,566,900	7,885,100
Expenses:
Depreciation	3,200,700	2,941,900
Interest	2,912,400	2,254,100
Provision for impairment in value of aircraft	1,408,400	-
Professional fees, general and administrative and other	825,500	577,400
Salaries and employee benefits	599,000	-
Management fees	-	1,446,800
Maintenance	107,400	91,200
Insurance	140,500	79,700
Other taxes	37,600	22,600
	9,231,500	7,413,700
(Loss)/income before income tax benefit	(1,664,600)	471,400
Income tax (benefit)/provision	(356,400)	154,100
Net (loss)/income	$(1,308,200)	$317,300
(Loss)/earnings per share:
Basic	$(0.85)	$0.22
Diluted	$(0.85)	$0.22
Weighted average shares used in (loss)/earnings per share computations:
Basic	1,545,884	1,416,699
Diluted	1,545,884	1,416,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net (loss)/income	$(1,308,200)	$317,300
Other comprehensive loss:
Unrealized losses on derivative instruments	(544,800)	-
Tax benefit related to items of other comprehensive loss	117,000	-
Other comprehensive loss	(427,800)	-
Total comprehensive (loss)/income	$(1,736,000)	$317,300
The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2018 and March 31, 2019
(Unaudited)

	Number of Common Stock Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2017	1,416,699	$1,600	$14,780,100	$35,621,800	$(3,036,800)	$-	$47,366,700
Net income	-	-	-	317,300	-	-	317,300
Balance, March 31, 2018	1,416,699	$1,600	$14,780,100	$35,939,100	$(3,036,800)	$-	$47,684,000

Balance, December 31, 2018	1,545,884	$1,800	$16,782,800	$27,540,600	$(3,037,300)	$-	$41,287,900
Net loss	-	-	-	(1,308,200)	-	-	(1,308,200)
Accumulated other comprehensive income	-	-	-	-	-	(427,800)	(427,800)
Balance, March 31, 2019	1,545,884	$1,800	$16,782,800	$26,232,400	$(3,037,300)	$(427,800)	$39,551,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$3,957,200	$4,552,000
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	1,710,600	3,195,000
Proceeds from sale of assets held for sale, net of re-sale fees	1,079,900	1,683,500
Investment in aircraft parts and acquisition costs	-	(1,236,000)
Net cash provided by investing activities	2,790,500	3,642,500
Financing activities:
Issuance of notes payable – Credit Facility	5,100,000	-
Repayment of notes payable – Credit Facility	(33,800,000)	(11,000,000)
Issuance of notes payable – Term Loans	44,310,000	-
Repayment of notes payable - UK LLC SPE Financing	(9,211,100)
Repayment of notes payable – Term Loans	(1,580,700)	(1,059,200)
Debt issuance costs	(5,063,200)	-
Net cash used in financing activities	(245,000)	(12,059,200)
Net increase/(decrease) in cash and cash equivalents	6,502,700	(3,864,700)
Cash and cash equivalents, beginning of period	1,542,500	8,657,800
Cash and cash equivalents, end of period	$8,045,200	$4,793,100

During the three months ended March 31, 2019 and 2018, the Company paid interest totaling $2,014,200 and $2,055,100, respectively.  The Company paid income taxes of $421,400 and $0 during the three months ended March 31, 2019 and 2018, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp. (“AeroCentury”) is a Delaware corporation incorporated in 1997.  AeroCentury together with its consolidated subsidiaries is referred to as the “Company.”

In August 2016, AeroCentury formed two wholly-owned subsidiaries, ACY 19002 Limited (“ACY 19002”) and ACY 19003 Limited (“ACY 19003”) for the purpose of acquiring aircraft using a combination of cash and third-party financing (“UK LLC SPE Financing” or “special purpose financing”) separate from AeroCentury’s credit facility (the “Credit Facility”).  The UK LLC SPE Financing was repaid in full in February 2019 as part of a refinancing involving new non-recourse term loans totaling approximately $44.3 million (“Term Loans”) made to ACY 19002, ACY 19003 and two other newly formed special purpose subsidiaries of AeroCentury.  See Note 4(b) for more information about the Term Loans.

On October 1, 2018, AeroCentury acquired JetFleet Holding Corp. (“JHC”) in a reverse triangular merger (“Merger”) for consideration of approximately $2.9 million in cash and 129,217 shares of common stock of AeroCentury, as determined pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) entered into by AeroCentury, JHC and certain other parties in October 2017.  JHC is the sole shareholder of JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and the manager of the Company’s assets.  Upon completion of the Merger, JHC became a wholly-owned subsidiary of the Company, and as a result, JHC's results are included in the Company's consolidated financial statements beginning on October 1, 2018.

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

Financial information for AeroCentury and its consolidated subsidiaries is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period.  All intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with GAAP.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments that are not readily apparent from other sources.

The most significant estimates with regard to these condensed consolidated financial statements are the residual values and useful lives of the Company’s long-lived assets, the amount and timing of future cash flows associated with each asset that are used to evaluate whether assets are impaired, accrued maintenance costs, accounting for income taxes, the assumptions used to value the Company’s derivative instruments and the amounts recorded as allowances for doubtful accounts.

(c) Comprehensive Income

The Company reflects changes in the fair value of its interest rate swap derivatives that are designated as hedges in other comprehensive income.  Such amounts are reclassified into earnings in the periods in which the hedged transaction occurs, and are included in interest expense.

(d) Finance Leases

As of March 31, 2019, the Company had three aircraft subject to sales-type finance leases and three aircraft subject to direct financing leases.  All six leases contain lessee bargain purchase options at prices substantially below the subject asset’s estimated residual value at the exercise date for the option.  Consequently, the Company has classified each of these six leases as finance leases for financial accounting purposes.  For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option, as a finance lease receivable on its balance sheet, and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease.  For each of the three sales-type finance leases, the Company recognized as a gain or loss the amount equal to (i) the net investment in the sales-type finance lease plus any initial direct costs and lease incentives less (ii) the net book value of the subject aircraft at inception of the applicable lease.

The Company recognized interest earned on finance leases in the amount of $236,100 and $379,000 in the first quarters of 2019 and 2018, respectively.

(e) Interest Rate Hedging

During the first quarter of 2019, the Company entered into certain derivative instruments to mitigate its exposure to variable interest rates  under the Term Loans debt  and a portion of the Credit Facility debt.  Hedge accounting is applied to such a transaction only if  specific criteria have been met,  the transaction is deemed to be “highly effective” and the transaction has been designated as a hedge at its inception.  Under hedge accounting treatment, generally, the effects of derivative transactions are recorded in earnings for the period in which the hedge transaction affects earnings.  A change in value of a hedging instrument is reported as a component of other comprehensive income and is reclassified into earnings in the period in which the transaction being hedged affects earnings.

(f) Recent Accounting Pronouncements

Topic 842

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”) in the Accounting Standards Codification (“ASC”).  Topic 842 substantially modifies lessee accounting for leases, requiring that lessees recognize lease assets and liabilities for leases extending beyond one year. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The Company adopted Topic 842 on January 1, 2019, electing to apply its provisions on the date of adoption and to record the cumulative effect as an adjustment to retained earnings.  Lessor accounting under Topic 842 is similar to the prior accounting standard and the Company has elected to apply practical expedients under which the Company will not have to reevaluate whether a contract is a lease, the classification of its existing leases or its capitalized initial direct costs.  In addition, the Company, as lessor, has elected the practical expedient to combine lease and non-lease components as one combined component for its leased aircraft for purposes of determining whether that combined component should be accounted for under Topic 606 or Topic 842.

The new standard requires a lessor to classify leases as sales-type, finance, or operating.  A lease is treated as sales-type if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a finance lease.  If the lessor does not convey risks and rewards or control, an operating lease results.  As a result of application of the practical expedients, the Company was not required to alter the classification or carrying value of its leased or finance lease assets.

Lessee reporting was changed by the new standard, requiring that the balance sheet reflect a liability for most operating lease obligations as well as a “right of use” asset.  As such, the Company was required to record a lease obligation of approximately $600,000 in connection with the lease of its headquarters office, and to increase the capitalized leasehold interest / right of use asset by a similar amount upon adoption, as discussed in Note 6.  There was no effect on retained earnings recorded as a result of adoption of the standard.  The Company did not elect the lessee practical expedient to combine the lease and non-lease components.

ASU 2016-13

The FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), in June of 2016 (“ASU 2016-13”).  ASU 2016-13 provides that financial assets measured at amortized cost are to be presented as a net amount, reflecting a reduction for a valuation allowance to present the amount expected to be collected (the “current expected credit loss” model of reporting).  As such, expected credit losses will be reflected in the carrying value of assets and losses will be recognized before they become probable, as is required under the Company’s present accounting practice.  In the case of assets held as available for sale, the amount of the valuation allowance will be limited to an amount that reflects the marketable value of the debt instrument.  This amendment to GAAP is effective for fiscal years beginning after December 15, 2019 (for the Company, its fiscal year ending December 31, 2020) unless elected earlier, and adoption is to be reflected as a cumulative effect on the first date of adoption.  The Company does not expect to early adopt ASU 2016-13.

ASU 2017-12

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  ASU 2017-12 was effective for public companies for years beginning after December 15, 2018, and the Company therefore adopted it on January 1, 2019.  The revised guidance includes reduced limitations on items that can be hedged in order to more closely align hedge accounting with entities’ risk management activities through changes to designation and measurement guidance as well as new disclosure requirements of balance sheet and income statement information designed to increase the transparency of the impact of hedging.  Since the Company was not a party to any derivative transactions during 2018, there was no effect on its financial statements upon adoption.  Derivatives entered into after adoption are accounted for under the new standards.

ASU 2018-13

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”).  ASU 2018-13 was promulgated for the purpose of simplifying disclosures related to fair values by eliminating certain disclosures previously required (including, with respect to public companies, the amount of and reasons for transfers between Level 1 and Level 2 of the hierarchy, the policy for timing of the transfers between levels, and the valuation process for Level 3 fair value measurements and by modifying others), as well as modifying other disclosure requirements.  Additional disclosures are also required by ASU 2018-13, including (i) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements (although disclosure of other quantitative information in lieu of weighted average is permitted if it is determined that such would be a more reasonable and rational method to reflect distribution of unobservable inputs).  Adoption is required for years beginning after December 31, 2019, although early adoption is permitted.  The Company has chosen to early adopt ASU 2018-13 and there was no effect on the Company’s financial statements.

2. Aircraft Lease Assets

As discussed in Note 1, the Company adopted Topic 842 on January 1, 2019, and elected to use certain practical expedients that resulted in continuing the classification and capitalized indirect cost associated with its operating and finance leases.  As such, there was no adjustment to its accounts related to the carrying value of its sales-type and finance leases or capitalized initial direct costs, and its leases continue to be accounted for the same as they had been before adoption of the new accounting standard.

The Company’s leases are normally “triple net leases” under which the lessee is obligated to bear all costs, including tax, maintenance and insurance, on the leased assets during the term of the lease.  In most cases, the lessee is obligated to provide a security deposit or letter of credit to secure its performance obligations under the lease, and in some cases is required to pay maintenance reserves based on utilization of the aircraft, which reserves are available for qualified maintenance costs during the lease term and may or may not be refundable at the end of the lease.  Typically, the leases also contain minimum return conditions, as well as one form or another of economic adjustment payable by the lessee (and in some instances by the lessor) for amounts by which the various aircraft or engine components are worse or better than a targeted condition set forth in the lease.  Some leases contain renewal or purchase options, although the Company’s sales-type and finance leases all contain a bargain purchase option at lease end which the Company expects the lessees to exercise.

Because all of the Company’s aircraft or engine leases transfer use and possession of the aircraft or engine to the lessee and contain no other substantial undertakings by the Company, the Company has concluded that all of its lease contracts qualify for lease accounting under Topic 842.  Certain lessee payments of what would otherwise be lessor costs (such as insurance and property taxes) are excluded from both revenue and expense.

The Company evaluates the expected return on its leased assets by considering both the rents receivable over the lease term, any expected additional consideration at lease end, and the residual value of the asset at the end of the lease.  In some cases, the Company depreciates the asset to the expected residual value because it expects to sell the asset at lease end; in other cases, it may expect to re-lease the asset to the same or another lessee and the depreciation term and related residual value will differ from the initial lease term and residual value.  Residual value is estimated by considering future estimates provided by independent appraisers, although it may be adjusted by the Company based on expected return conditions or location, specific lessee considerations, or other market information.

Two of the Company’s operating lease assets are subject to manufacturer residual value guarantees at the end of their lease terms in the fourth quarter of 2020 and totaling approximately $20 million.  Three additional aircraft are subject to residual value guarantees, but the Company expects to retain the aircraft after the date of such guarantees and re-lease them to the current or other lessees.  The Company considers the best market for managing and/or selling its assets at the end of its leases, although it does not expect to retain ownership of the assets under finance leases given the lessees’ bargain purchase options.

(a) Assets Held for Lease

At March 31, 2019 and December 31, 2018, the Company’s aircraft and aircraft engines held for lease consisted of the following:

	March 31, 2019		December 31, 2018
Type	Number Owned	% of net book value	Number owned	% of net book value
Regional jet aircraft	13	85%	13	81%
Turboprop aircraft	3	15%	4	18%
Engines	-	-%	1	1%

The Company purchased no aircraft during the first quarter of 2019.

During the first quarter of 2019, the Company sold one aircraft held for lease for cash and recorded a net gain of $151,600.  The Company also reclassified an engine from held for lease to held for sale.

None of the Company’s aircraft and engines held for lease were off lease at March 31, 2019.  As discussed below, the Company has three off-lease aircraft that were reclassified in 2018 as held for sale and an engine that was reclassified in the first quarter of 2019 as held for sale.

As of March 31, 2019, minimum future lease revenue payments receivable under noncancelable operating leases were as follows:

Years ending December 31

Remainder of 2019	$20,493,300
2020	25,701,400
2021	18,600,000
2022	16,642,400
2023	12,959,600
Thereafter	21,547,500
$115,944,200

(b) Sales-Type and Finance Leases

At March 31, 2019 and December 31, 2018, the net investment included in sales-type finance leases and direct financing leases receivable were as follows:

	March 31, 2019	December 31, 2018
Gross minimum lease payments receivable	$15,869,400	$17,107,100
Less unearned interest	(1,620,100)	(1,856,200)
Finance leases receivable	$14,249,300	$15,250,900

As of March 31, 2019, minimum future payments receivable under finance leases were as follows:

Years ending December 31

Remainder of 2019	$3,647,800
2020	4,208,600
2021	4,805,000
2022	3,208,000
$15,869,400

3. Assets Held for Sale

During the first quarter of 2019, based on its sales price, the Company reclassified a spare engine that was previously held for lease as being held for sale and recorded an impairment provision of $487,400.  The Company also recorded impairment provisions totaling $921,000 for two turboprop aircraft based on expected sales proceeds.  The Company expects the sales of the engine and two aircraft to occur during the second quarter.

In addition to the spare engine and two aircraft noted above, assets held for sale at March 31, 2019 consist of airframe parts from two turboprop aircraft and a turboprop aircraft for which  a short-term operating lease was entered into during the first quarter.

During the first quarter of 2019, the Company received $216,900 in cash and accrued $94,400 in receivables for parts sales.  These amounts were accounted for as follows: $133,100 reduced accounts receivable for parts sales accrued in 2018; $151,500 reduced the carrying value of the parts; and $26,700 was recorded as gains in excess of the carrying value of the parts.  During the first quarter of 2018, the Company received $931,800 in cash and accrued $10,600 in receivables for parts sales.  These amounts were accounted for as follows: $779,700 reduced accounts receivable for parts sales accrued in 2017; $144,600 reduced the carrying value of the parts; and $18,100 was recorded as gains in excess of the carrying value of the parts.

4. Notes Payable and Accrued Interest

At March 31, 2019 and December 31, 2018, the Company’s notes payable and accrued interest consisted of the following:

	March 31, 2019	December 31, 2018
Credit Facility:
Principal	$93,700,000	$122,400,000
Unamortized debt issuance costs	(4,129,200)	(674,300)
Accrued interest	180,700	139,300
Special purpose financing:
Principal:
UK SPE Financing	-	9,211,200
Term Loans	42,729,400	-
Unamortized debt issuance costs	(1,368,500)	-
Accrued interest	118,300	16,000
	$131,230,700	$131,092,200

(a) Credit Facility

Before modification, the Company’s Credit Facility was provided by a syndicate of banks and was secured by all of the assets of the Company, including its aircraft and engine portfolio, except for the two aircraft in the UK LLC SPE Financing.  In February 2019, the Company entered into a Third Amended and Restated Loan and Security Agreement to the Credit Facility (the “Restated Loan Agreement”) which, among other things, extended the maturity date of the Credit Facility with the lenders thereunder from May 31, 2019 to February 19, 2023; decreased the maximum availability thereunder from $170 million (with the ability for the Company to request an increase up to $180 million) to $145 million (with the ability for the Company to request an increase to up to $160 million); and modified certain of the Company’s financial ratio covenants.  Borrowings under the Credit Facility will continue to bear interest at floating rates that reset periodically to a market benchmark rate plus a credit margin, and the Company will also continue to be obligated to pay a quarterly fee on any unused portion of the Credit Facility at a rate of 0.50%.  The Credit Facility requires that within 30 days after closing of the financing, the Company enter into an interest rate protection derivative instrument with respect to a minimum $50 million of the outstanding loan balance at closing.  In March 2019, the Company entered into interest rate protection instruments with respect to $50 million of its Credit Facility debt.

The borrowings under the Restated Loan Agreement are secured by a first priority lien on all of the Company's assets, including the Company’s aircraft portfolio, except those aircraft that are subject to the Term Loans.  The Restated Loan Agreement requires the Company to comply with certain covenants relating to payment of taxes, preservation of existence, maintenance of property and insurance, and periodic financial reporting, as well as compliance with several financial ratio covenants.  The Restated Loan Agreement restricts the Company with respect to certain corporate level transactions and transactions with affiliates or subsidiaries without consent of the lenders. Events of default under the Restated Loan Agreement include failure to make a required payment within three business days of a due date or to comply with other obligations under the Restated Loan Agreement (subject to specified cure periods for certain events of default), a default under other indebtedness of the Company, and a change in control of the Company.  Remedies for default under the Restated Loan Agreement include acceleration of the outstanding debt and exercise of any remedies available under applicable law, including foreclosure on the collateral securing the borrowings under the Credit Facility.

As of December 31, 2018, the Company was not in compliance with the interest coverage, debt service coverage, no-net-loss and revenue concentration covenants under the Credit Facility.  The noncompliance resulted primarily from the Company recording aircraft impairment charges and losses on sale of aircraft totaling $3,408,700 during 2018.  The amendments included in the Restated Loan Agreement in February 2019 discussed above cured the December 31, 2018 noncompliance and revised the compliance requirements through the extended maturity date of the Credit Facility.

The unused amount of the Credit Facility was $51,300,000 and $47,600,000 as of March 31, 2019 and December 31, 2018, respectively.  The weighted average interest rate on the Credit Facility was 6.00% and 5.92% at March 31, 2019 and December 31, 2018 respectively.

(b) Term Loans

On February 8, 2019, the Company, through four wholly owned subsidiary limited liability companies (“LLC Borrowers”), each entered into a  Term Loan Agreement  with the U.S. branch of a German bank (“Term Loan Lender”) that provides for six separate term loans with an aggregate principal amount of $44.3 million. Each of the Term Loans is secured by a first priority security interest in a specific aircraft (“Term Loan Collateral Aircraft”) owned by an LLC Borrower, the lease for such aircraft, and a pledge by the Company of its membership interest in each of the LLC Borrowers, pursuant to a Security Agreement (the “Security Agreement”) among the LLC Borrowers and a security trustee, and certain pledge agreements. Two of the Term Loan Collateral Aircraft that are owned by the Company’s two UK special purpose entities were previously financed using special purpose financing.  The interest rates payable under the Term Loans vary by aircraft, and are based on a fixed margin above either 30-day or 3-month LIBOR. The proceeds of the Term Loans were used to pay down the Credit Facility and pay off the UK LLC SPE Financing. The maturity of each Term Loan varies by aircraft, with the first Term Loan maturing in October 2020 and the last Term Loan maturing in May 2025. The debt under the Term Loans is expected to be fully amortized by rental payments received by the LLC Borrowers from the lessees of the Term Loan Collateral Aircraft during the terms of their respective leases and remarketing proceeds.

The Term Loans include covenants that impose various restrictions and obligations on the LLC Borrowers, including covenants that require the LLC Borrowers to obtain the Term Loan Lender’s consent before they can take certain specified actions and certain events of default.  If such an event of default occurs, subject to certain cure periods for certain events of default, the Term Loan Lender would have the right to terminate its obligations under the Term Loans, declare all or any portion of the amounts then outstanding under the Term Loans to be accelerated and due and payable, and/or exercise any other rights or remedies it may have under applicable law, including foreclosing on the assets that serve as security for the Term Loans.

5. Derivative Instruments

The Company was not party to any derivative instruments in 2018.

In the first quarter of 2019, the Company entered into eight fixed pay/receive variable interest rate swaps (the “Swaps”).

Six of the Swaps were entered into by the  LLC Borrowers and have reduced notional amounts that mirror the amortization under the six Term Loans entered into by  the LLC Borrowers, effectively converting each of the six Term Loans from variable to fixed rate.  Each of these six Swaps extend for the duration of the corresponding Term Loan, with maturities from 2020 through 2025.

The other two Swaps were entered into by the Company and have notional amounts that total $50 million and extend through the maturity of the Credit Facility in February of 2023.

The Company entered into the Swaps in order to reduce its exposure to the risk of increased interest rates.  With respect to the six Swaps entered into by the LLC Borrowers, it was deemed necessary so that the anticipated cash flows of such entities, which arise entirely from the lease rents for the aircraft owned by such entities, would be sufficient to make the required loan principal and interest payments, thereby preventing default so long as the lessees met their lease rent obligations.  The two Swaps entered into by the parent company protect against the exposure to interest rate increases on $50 million of the Company’s Credit Facility debt.

The Company estimates the fair value of derivative instruments using a discounted cash flow technique and uses creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance.  Valuation of the derivative instruments requires certain assumptions for underlying variables and the use of different assumptions would result in a different valuation.  Management believes it has applied assumptions consistently during the period.  The Company applies hedge accounting for seven of its eight swaps and accounts for the change in fair value of its cash flow hedges through other comprehensive income for all derivative instruments.

The Company has designated seven of the Swaps as cash flow hedges.  Changes in the fair value of the hedged swaps are included in other comprehensive income, which amounts are reclassified into earnings in the period in which the transaction being hedged affects earnings.  One of the Swaps is not eligible under its terms for hedge treatment.  Changes in fair value of non-hedge derivatives are reflected in earnings in the periods in which they occur.  As such, the Company has reflected the following amounts in its income and other comprehensive income amounts:

Change in value of Swaps	$408,400
Other items	(1,300)
Included in interest expense	$407,100

The following amount was included in other comprehensive income, before tax:

Change in value of hedged Swaps	$(544,800)

Amounts included in other comprehensive income will be reclassified into earnings in the period in which the hedged item affects earnings, i.e. with future settlements of the Swaps.  None of the current balance of accumulated other comprehensive income is expected to be reclassified in the next twelve months.

At March 31, 2019, the fair value of the Company’s Swaps was as follows:

Designated interest rate hedges fair value	$(895,800)
Other interest rate swap	(45,200)
Total derivative (liability)	$(941,000)

The Company evaluates the creditworthiness of the counterparties under its hedging agreements.  The swap counterparties for the Swaps are large financial institutions in the United States that possessed an investment grade credit rating.  Based on this rating, the Company believes that the counterparties were creditworthy and that their continuing performance under the hedging agreements was probable.

6. Lease Right of Use Asset and Liability

The Company is a lessee under a lease of the office space it occupies in Burlingame, California, which expires in June of 2020, but also provides for two, successive one-year lease extension options for amounts that are substantially below the market rent for the property.  The lease provides for monthly rental payments according to a fixed schedule of increasing rent payments.  As a result of the below-market extension options, the Company has determined that it is reasonably certain that it will extend the lease and has, therefore, included such extended term in its calculation of the right of use asset (“ROU Asset”) and lease liability recognized in connection with the lease.

In addition to a fixed monthly payment schedule, the office lease also includes an obligation for the Company to make future variable payments for certain common areas and building operating and lessor costs, which have been and will be recognized as expense in the periods in which they are incurred.  As a direct pass-through of applicable expense, such costs have not been allocated as a component of the lease.

The ROU Asset includes the amortized value of both the amount of liability recognized at January 1, 2019 upon adoption of Topic 842 and the amount attributable to the below market lease component recognized upon acquisition of JHC on October 1, 2018.

The lease liability associated with the office lease was calculated by discounting the fixed, minimum lease payments over the remaining lease term, including the below-market extension periods, at a discount rate of 7.25%, which represents the Company’s estimate of the incremental borrowing rate for a collateralized loan for the type of underlying asset that was the subject of the office lease at the time the lease liability was evaluated.  The Company estimates that the future minimum lease commitments for base rent of its office space were as follows as of March 31, 2019 and December 31, 2018.:

	March 31, 2019	December 31, 2018
2019	$145,800	$193,500
2020	196,400	196,400
2021	199,300	199,300
2022	101,100	101,100
	642,600	$690,300
Discount	(68,700)
Lease liability at March 31, 2019	$573,900

During the quarter ended March 31, 2019, the Company recognized amortization, finance costs and other expense related to the office lease as follows:

Fixed rental expense during the quarter	$110,900
Variable lease expense	32,000
Total lease expense during the quarter	$142,900

The Company expects that the variable lease expense will total approximately $10,700 monthly through the end of the lease, including the two extension periods.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of March 31, 2019, the Company measured the fair value of its interest rate swaps of $92,729,400 (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data.  The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance.  The Swaps had a net fair value of negative $941,000 as of March 31, 2019.  In the first quarter of 2019, $408,400 was realized through  the income statement as an increase in interest expense.

The following table shows, by level within the fair value hierarchy, the Company’s assets at fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$3,157,500	$3,157,500	$-	$-	$656,400	$656,400	$-	$-
Derivatives	(941,000)	-	(941,000)	-	-	-	-	-
Total	$2,216,500	$3,157,500	$(941,000)	$-	$656,400	$656,400	$-	$-

There were no transfers between Level 1 and Level 2 in either the first quarter of 2019 or 2018, and there were no transfers into or out of Level 3 during the same periods.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and these and other assets held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors.  These are considered Level 3 within the fair value hierarchy.  An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the asset’s carrying value exceeds its fair value.  The Company recorded impairment charges totaling $1,408,400 on three of its assets held for sale in the first quarter of 2019, which had an aggregate fair value of $3,363,000.  The Company recorded no impairment charges during the first quarter of 2018.

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable, amounts borrowed under the Credit Facility, notes payable under special purpose financing and its derivative instruments.  The fair value of accounts receivable, accounts payable and the Company’s maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments because of their short-term maturities.  The fair value of finance lease receivables approximates the carrying value as discussed in Note 1(d).  The fair value of the Company’s derivative instruments is discussed in Note 5.

Borrowings under the Company’s Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin.  The Company believes the effective interest rate under the Credit Facility approximates current market rates for such indebtedness at the dates of the condensed consolidated balance sheets, and therefore that the outstanding principal and accrued interest of $93,880,700 and $122,539,300 at March 31, 2019 and December 31, 2018, respectively, approximate their fair values on such dates.  The fair value of the Company’s outstanding balance of its Credit Facility is categorized as Level 3 under the GAAP fair value hierarchy.

Before their repayment in February 2019 in connection with the Term Loans refinancing, the amounts payable under the UK LLC SPE Financing were payable through the fourth quarter of 2020 and bore a fixed rate of interest, as described in Note 4(b).  As discussed above, during February 2019, the UK LLC SPE Financing and four assets that previously served as collateral under the Credit Facility were refinanced using the Term Loans. The Company believes the effective interest rate under the special purpose financings approximates current market rates for such indebtedness at the dates of the condensed consolidated balance sheets, and therefore that the outstanding principal and accrued interest of $42,847,700 and $9,227,200 approximate their fair values at March 31, 2019 and December 31, 2018, respectively.  Such fair value is categorized as Level 3 under the GAAP fair value hierarchy.

There were no transfers in or out of assets or liabilities measured at fair value under Level 3 during 2018 or the three months ended March 31, 2019.

8. Acquisition of Management Company

In October 2017, AeroCentury, JHC and certain other parties entered into the Merger Agreement for the acquisition of JHC by AeroCentury for consideration of approximately $2.9 million in cash and 129,217 shares of common stock of AeroCentury, as determined pursuant to the Merger Agreement.  JHC is the sole shareholder of JMC, which is the manager of the Company’s assets as described in Note 11 below.  The Merger was consummated on October 1, 2018.  AeroCentury’s common stock issued as consideration in the Merger was offered and sold pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933.

As a result of the Merger, the Company indirectly assumed all of JHC’s assets, comprised primarily of securities, prepaid expenses and an office lease, as well as liabilities of approximately $0.9 million.  As a subsidiary of the Company, JHC’s results are included in the Company’s condensed consolidated financial statements beginning on October 1, 2018.

During the quarters ended March 31, 2019 and 2018, the Company accrued $0 and $200,000, respectively, of expenses related to the Merger transaction.  Such expenses are included in professional fees, general and administrative and other in the Company’s condensed consolidated statements of operations.

9. Commitments and Contingencies

In the ordinary course of the Company’s business, the Company may be subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

10. Computation of (Loss)/Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
	2019	2018
Net (loss)/income	$(1,308,200)	$317,300
Weighted average shares outstanding for the period used in computation of basic and diluted (loss)/earnings per share	1,545,884	1,416,699
Basic (loss)/earnings per share	$(0.85)	$0.22
Diluted (loss)/earnings per share	$(0.85)	$0.22

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

11. Related Party Transactions

See the description of the Merger Agreement between the Company and JHC in Note 8 above, pursuant to which the Company acquired JHC in the Merger and JHC became a wholly owned subsidiary of the Company on October 1, 2018.

Before completion of the Merger, the Company’s portfolio of aircraft assets was managed and administered under the terms of a management agreement with JMC (the “Management Agreement”).  Certain officers of the Company were also officers of JHC and JMC and held significant ownership positions in both JHC and the Company, and JHC was also a significant stockholder of AeroCentury.  Under the Management Agreement, JMC received a monthly management fee based on the net asset value of the Company’s assets under management.  JMC also received an acquisition fee for locating assets for the Company.  Acquisition fees were included in the cost basis of the asset purchased.  JMC also received a remarketing fee in connection with the re-lease or sale of the Company’s assets.  Remarketing fees were amortized over the applicable lease term or included in the gain or loss on sale.

Fees incurred during the three months ended March 31, 2018 consisted of $1,446,800 of management fees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Company’s unaudited condensed consolidated financial statements and the related notes included in this report. This discussion and analysis contains forward-looking statements. Please see the cautionary note regarding these statements at the beginning of this report.

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

The Company purchased no aircraft during the first quarter of 2019.  During the same period, the Company sold one aircraft for cash, and reclassified an engine from held for lease to held for sale.  The Company ended the quarter with a total of sixteen aircraft held for lease, with a net book value of approximately $174 million.  This represents a 5% decrease compared to the net book value of the Company’s aircraft and engines held for lease at December 31, 2018.  In addition to the aircraft held for lease at quarter-end, the Company held six aircraft subject to finance leases and three aircraft and an engine held for sale.

Average portfolio utilization was approximately 98% and 90% during the first quarters of 2019 and 2018, respectively.  The year-to-year increase was due to sales during 2018 of assets that were off lease in the 2018 period.

The unused available borrowing capacity under the Company’s Credit Facility was $51.3 million as of March 31, 2019, and the weighted average interest rate was 6%.  In February 2019, the Credit Facility, which was to expire on May 31, 2019, was extended to February 19, 2023 and was amended in certain other respects as described under Liquidity and Capital Resources, below.  Also in February 2019, the Company refinanced, using new non-recourse Term Loans with an aggregate principal of $44.3 million, four aircraft that previously served as collateral under the Credit Facility and two aircraft that previously served as collateral under special purpose subsidiary financing.

Net loss for the first quarter of 2019 was $1.3 million, compared to net income of $0.3 million in the first quarter of 2018, resulting in basic and diluted (loss)/earnings per share of $(0.85) and $0.22, respectively.  Pre-tax profit margin (which the Company calculates as its (loss)/income before income tax (benefit)/provision as a percentage of its revenues and other income) was (22%) in the first quarter of 2019 compared to 6% for the first quarter of 2018.

On October 1, 2018, the Company acquired JHC by way of the Merger.  JHC is the owner of JMC, the integrated aircraft management, marketing and financing business that manages and administers the Company's portfolio of aircraft assets.  Before the Merger, such management and administration were performed pursuant to the terms of the Management Agreement between the Company and JMC.  After the Merger, the management and administration services provided under the Management Agreement have become internalized and under the control and management of the Company itself.   Expenses incurred by JMC in providing services under the Management Agreement are, as of October 1, 2018, expenses of the Company reflected in the Company’s financial statements.  In addition, after October 1, 2018, the management, acquisition and remarketing fees previously paid by the Company to JMC as an unconsolidated third party are no longer reflected in the Company’s financial statements; rather, the expenses incurred by JMC in managing and administering the Company’s assets are borne by the Company directly and reflected in its financial statements accordingly.

Fleet Summary

(a) Assets Held for Lease

Key portfolio metrics of the Company’s aircraft held for lease as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Number of aircraft and engines held for lease	16	18

Weighted average fleet age	11.1 years	11.1 years
Weighted average remaining lease term	57 months	58 months
Aggregate fleet net book value	$174,310,900	$184,019,900

	For the Three Months Ended March 31,
	2019	2018
Average portfolio utilization	98%	90%

The year-to-year increase was primarily due to sales during 2018 of assets that were off lease in the 2018 period.

The following table sets forth the net book value and percentage of the net book value, by type, of the Company’s assets that were held for lease at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft:
Bombardier Dash-8-400	2	14%	2	13%
Bombardier Dash-8-300	1	2%	2	5%
Saab 340B Plus	-	-%	-	-%
Saab 340B	-	-%	-	-%

Regional jet aircraft:
Canadair 900	5	40%	5	39%
Embraer 175	3	17%	3	16%
Canadair 1000	2	14%	2	14%
Canadair 700	3	13%	3	12%

Engines:
Pratt & Whitney 150A	-	-%	1	1%

During the first quarter of 2019, the Company purchased no aircraft, and sold one aircraft and certain aircraft parts.  During the first quarter of 2018, the Company purchased no aircraft and sold two aircraft that were held for lease and parts from assets that were held for sale.

The following table sets forth the net book value and percentage of the net book value of the Company’s assets that were held for lease at March 31, 2019 and December 31, 2018 in the indicated regions (based on the domicile of the lessee):

	March 31, 2019		December 31, 2018
Region	Net book value	% of net book value	Net book value	% of net book value
Europe	$107,953,500	62%	$110,069,000	60%
North America	66,357,400	38%	68,485,400	37%
Asia	-	-%	5,465,500	3%
	$174,310,900	100%	$184,019,900	100%

For the three months ended March 31, 2019, approximately 29%, 27% and 20% of the Company’s operating lease revenue was derived from customers in Slovenia, the United States and Spain, respectively.  Operating lease revenue does not include interest income from the Company’s finance leases.  The following table sets forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Three Months Ended March 31,
	2019		2018
Region	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue
Europe	4	60%	3	56%
North America	4	36%	4	39%
Asia	1	4%	1	5%

At March 31, 2019 and December 31, 2018, the Company also had six aircraft subject to finance leases.  For the quarter ended March 31, 2019, approximately 62% and 38% of the Company’s finance lease revenue was derived from customers in Africa and Europe, respectively.

(b) Assets Held for Sale

Assets held for sale at March 31, 2019 consisted of two Saab 340B Plus turboprop aircraft, one Bombardier Dash-8-300 aircraft, one Pratt & Whitney 150A engine and airframe parts from two turboprop aircraft.

Results of Operations

(a) Revenues and Other Income

Revenues and other income decreased by 4% to $7.6 million in the first quarter of 2019 from $7.9 million in the first quarter of 2018.  The decrease was primarily a result of decreased maintenance reserves and finance lease revenues, the effects of which were partially offset by increases in operating lease revenues and gains on the sale of older assets.

Operating lease revenue increased by 11% to $7.1 million in the first quarter of 2019 from $6.5 million in the first quarter of 2018, primarily due to revenue from assets purchased in the second quarter of 2018.

Finance lease revenue decreased by 38% to $0.2 million in the first quarter of 2019 from $0.4 million in the first quarter of 2018, primarily due to a lower finance lease receivables balance in the 2019 period and the purchase by the lessee of three aircraft subject to finance leases during the third quarter of 2018.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time.  The Company recorded no such revenue during the first quarter of 2019.  During the first quarter of 2018, the Company recorded $1.1 million of such revenue, arising from cash received from the former lessee of three aircraft after such aircraft were returned to the Company by the lessee during 2017.  Such amounts were not accrued at lease termination based on management’s evaluation of the creditworthiness of the lessee.

During the first quarter of 2019, the Company recorded gains totaling approximately $0.2 million on the sale of an aircraft and aircraft parts.  During the first quarter of 2018, the Company sold two aircraft and recorded a net loss of $8,200.

(b) Expenses

Total expenses increased by 25% to $9.2 million in the first quarter of 2019 from $7.4 million in the first quarter of 2018.  The increase was primarily a result of increases in interest expense, salaries and employee benefits and professional fees, general and administrative and other expenses and asset impairment provisions.  These increases were partially offset by a decrease in management fees.

The Company’s interest expense increased by 29% to $2.9 million in the first quarter of 2019 from $2.3 million in the same period of 2018, primarily as a result of a higher average debt balance, a higher average interest rate and $0.4 million of valuation charges related to the Company’s interest rate swaps.

Until the acquisition of JHC on October 1, 2018, management fees paid to JMC were based on the net book value of the Company’s aircraft and engines as well as finance lease receivable balances. After the Merger, JMC’s operating expenses, including salaries and employee benefits, became the responsibility of the Company.  The total of management fees, salaries and employee benefits and professional fees, general and administrative and other expenses was approximately $1.4 million and $2.0 million in the first quarters of 2019 and 2018, respectively.  Professional fees, general and administrative and other expenses in the 2018 period included $200,000 incurred in connection with the acquisition of JHC.

During the first quarter of 2019, the Company recorded impairment charges totaling $1.4 million on two aircraft and an engine held for sale, based on expected sales proceeds.  The Company recorded no impairment provisions during the first quarter of 2018.

Liquidity and Capital Resources

The Company is currently financing its assets and operations primarily through debt financing and excess cash flow from operations.

(a) Credit Facility

The Company has a Credit Facility, as described in Note 4(a) to the Company’s condensed consolidated financial statements in this report.  In February 2019, the Credit Facility, which had availability of $170 million (with the ability for the Company to request an increase up to $180 million) and was to mature on May 31, 2019, was extended to February 19, 2023, reduced to $145 million (with the ability for the Company to request an increase up to $160 million) and amended in certain other respects, including with respect to certain of the Company’s financial covenants thereunder.

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

The Company was in compliance with all covenants under the Credit Facility at March 31, 2019.  The Company was not in compliance with the interest coverage, debt service coverage, no-net-loss and revenue concentration covenants under the Credit Facility at December 31, 2018.  The December 31, 2018 noncompliance was cured by the February 2019 amendment and restatement of the agreement governing the Credit Facility, which also revised certain of these financial covenants requirements through the February 2023 maturity date of the extended Credit Facility.

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

The Company’s ability to maintain compliance with its covenants in the Credit Facility is subject to a variety of factors, including, among others (i) unanticipated decreases in the market value of the Company’s assets, or in the rental rates deemed achievable for such assets, that cause the Company to record an impairment charge against earnings, (ii) lessee noncompliance with lease obligations, (iii) inability to locate new lessees for returned aircraft or equipment within a reasonable remarketing period, or at a rent level consistent with projected rates, (iv) inability to locate and acquire a sufficient volume of additional assets at prices that will produce acceptable net returns, (v) increases in interest rates, and (vi) inability to timely dispose of off-lease assets at prices commensurate with their market value.

Any default under the Credit Facility, if not cured in the time permitted or waived by the lenders, could result in the Company’s inability to borrow any further amounts under the Credit Facility, the acceleration of the Company’s obligation to repay amounts borrowed under the Credit Facility, or foreclosure upon any or all of the assets of the Company.

In order to reduce its exposure to the risk of increased interest rates The Company entered into two Swaps in March 2019, which have an aggregate total notional amount equal to $50 million and extend through the maturity of the Credit Facility in February of 2023.

(b) Special Purpose Financing and Term Loans

In August 2016, the Company acquired, using wholly-owned special purpose entities, two regional jet aircraft, using cash and third-party financing (referred to as “special purpose financing” or “UK LLC SPE Financing”) separate from the Credit Facility, as described in Note 4(b) to the Company’s condensed consolidated financial statements in this report.

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

Collectively, the LLC Borrowers entered into six interest rate derivatives, or Swaps.  Each such swap has a notional amount that mirrors the amortization under the corresponding Term Loan entered into by  the LLC Borrowers, effectively converting each of the six Term Loans from variable rate to fixed rate.  Each of these six Swaps extend for the length of the corresponding Term Loan, with maturities from 2020 through 2025.

(c) Cash Flow

The Company’s primary sources of cash from operations are payments due under the Company’s operating and finance leases, maintenance reserves, which are billed monthly to lessees based on asset usage, and proceeds from the sale of aircraft and engines.

The Company’s primary uses of cash are for (i) purchases of assets, (ii) Credit Facility and Term Loans financing interest, principal and interest swap payments, (iii) before completion of the Merger, management fees and expense reimbursement owed to JMC, (iv) after completion of the Merger, salaries, employee benefits and general and administrative expenses, (v) professional fees, including legal, accounting and directors’ fees costs and maintenance expense and (vi) reimbursement to lessees from collected maintenance reserves.

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

Following the Merger, the risk of increased JMC expenses, including employee salaries and benefits, worldwide travel related to the management of the Company's aircraft portfolio, office rent, outside technical experts and other overhead expenses, is now the responsibility of the Company.  In addition, because the management and administrative services previously performed by JMC are now internalized, the Company is no longer paying management or acquisition fees to JMC in exchange for the performance of these services.  As a result, the Company expects the types, timing and amounts of, and patterns and trends with respect to, its recorded expenses to change as a result of the Merger, but the manner and extent of these changes remains uncertain until the Company has performed and controlled these functions for some period of time.

The amount of interest paid by the Company depends primarily on the outstanding balance of its Credit Facility. Although the amounts owed under the Credit Facility accrue interest at a floating rate plus an interest rate margin, and are thus dependent on fluctuations in prevailing interest rates, in March 2019 the Company entered into two interest rate swap transactions for the variable interest rate payment amounts due for $50 million of the outstanding Credit Facility debt. As a result, although the amount of interest paid by the Company under the Credit Facility will fluctuate depending on prevailing interest rates, the swap will offset some of this variability such that the Company will be affected by interest rate fluctuations under the Credit Facility only to the extent of any excess of the outstanding balance under the Credit Facility over the amount covered by the related interest rate swap.  Interest related to the Company’s Term Loans also accrues at variable rates, but the Company has entered into interest rate swaps that effectively convert the Term Loans interest payments to fixed rate payments.

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

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility and Term Loans, for at least the next 12 months from the issuance of this Quarterly Report, based upon its current estimates of future revenues and expenditures.  These estimates reflect assumptions about, among other things, (i) revenues from assets to be re-leased, (ii) the amount, timing and patterns of management and administrative expenses being borne by the Company after the Merger rather than a third -party management company, (iii) cost and anticipated timing of aircraft maintenance to be performed, (iv) required debt payments, (v) timely use of proceeds of unused debt capacity for additional acquisitions of income-producing assets, and (vi) interest rates.  Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions.  As discussed above, in Liquidity and Capital Resources – (a) Credit Facility, and below in Outlook and Factors that May Affect Future Results and Liquidity, there are a number of factors that may cause actual results to deviate from these forecasts.  If these assumptions prove to be incorrect and the Company’s cash requirements exceed its cash flow, the Company would need to pursue additional sources of financing to satisfy these requirements, which may not be available when needed, on acceptable terms or at all.  See Factors that May Affect Future Results and Liquidity below for more information about financing risks and limitations.

(i) Operating activities

The Company’s cash flow from operations decreased by $0.6 million in the first quarter of 2019 compared to the first quarter of 2018.  As discussed below, the increase in cash flow was primarily a result of decreases in payments received for rent and maintenance reserves, as well as increases in payments made for salaries and employee benefits, professional fees and general and administrative expenses and income taxes.  This positive effect was partially offset by a decrease in payments made for maintenance.

(A) Payments for rent

Receipts from lessees for rent decreased by $1.4 million in the first quarter of 2019 compared to the same period of 2018, primarily due to delinquencies related to one of the Company’s customers, and a decrease in the rent payable by another lessee, the effects of which were partially offset by rent for two aircraft acquired during the second quarter of 2018.

(B) Payments for maintenance reserves

Receipts from lessees for maintenance reserves decreased by $1.8 million in the first quarter of 2019 compared to the same period of 2018, primarily due to delinquencies related to one of the Company’s customers, as well as cash received in the 2018 period from the former lessee of three aircraft that were returned to the Company during 2017.  Such payments were for unpaid maintenance reserves, as well as amounts due pursuant to the return conditions of the applicable leases. The Company did not accrue unpaid reserves or return condition amounts at the time of lease termination based on management’s evaluation of the creditworthiness of the lessee.  Therefore, the Company has accounted for payments as they are received and recording the amount in maintenance reserves revenue in the period in which a payment is received.

(C) Payments for management fees, salaries and employee benefits and JMC expense reimbursement

Payments made for management fees decreased by $0.4 million in the first quarter of 2019 compared to the same period of 2018, primarily as a result of the Company’s acquisition of JHC on October 1, 2018.  Payments made for salaries and employee benefits, which became the responsibility of the Company after the Merger, were $0.7 million in the first quarter of 2019.

(D) Payments for maintenance

Payments made for maintenance decreased by $2.6 million in the first quarter of 2019 compared to the first quarter of 2018 as a result of decreased maintenance performed by the Company on off-lease aircraft to prepare them for sale or re-lease.

(E) Payments for income taxes

Payments made for income taxes increased by $0.4 million in the first quarter of 2019 compared to the same period of 2018 as a result of foreign income taxes related to the Company’s UK LLC SPE Financing entities.

(ii) Investing activities

During the first quarters of 2019 and 2018, the Company received net cash of $2.8 million and $4.9 million, respectively, from the sale of assets. During the first quarter of 2018, the Company used cash of $1.2 million for deposits on two aircraft that it acquired during the second quarter.

(iii) Financing activities

During the first quarters of 2019 and 2018, the Company borrowed $5.1 million $0, respectively, under the Credit Facility.  In the same periods of 2019 and 2018, the Company repaid $33.8 million and $11.0 million, respectively, of its total outstanding debt under the Credit Facility.  Such repayments were funded by excess cash flow, the sale of assets and, in 2019, proceeds from the Term Loans.  During the first quarters of 2019 and 2018, the Company’s special purpose entities repaid $9.2 million and $1.1 million, respectively, of UK LLC SPE Financing.  During the 2019 period, the Company also repaid $1.6 million of Term Loans principal.  During the first quarters of 2019 and 2018, the Company paid $5.1 million and $0, respectively, for debt issuance and amendment fees.

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

• The Company must source additional capital, though equity financings, additional debt financings or other alternatives, in order to grow.  One of the motivations for AeroCentury’s acquisition of JHC was to remove the outside management structure of the Company, which was believed to be an impediment to attracting capital sources.  There can be no assurance that the Company will be able to obtain additional capital when needed, in the amounts desired or on favorable terms, as a successful capital-raising transaction depends on many factors, some of which are outside the Company’s control.

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

Critical Accounting Policies, Judgments and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the condensed consolidated financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements or during the applicable reporting period.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.  For a further discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 1 to the Company’s financial statements in this report.

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

Availability of Financing. As described above, the Company must source additional capital, through equity financings, additional debt financings or other alternatives, in order to grow. One of the current primary limitations on the Company’s ability to draw under its Credit Facility or incur any other additional debt financing is the covenant limitation on the Company’s maximum debt to equity ratio.  As a result, unless this ratio changes due to equity financing or otherwise, the Company’s ability to rely upon the Credit Facility as a capital resource will remain limited. Additionally, although one of the motivations for AeroCentury’s acquisition of JHC was to remove the outside management structure of the Company, which was believed to be an impediment to attracting capital sources, there could be other material factors, some of which are outside of the Company’s control, that prevent or limit the Company’s ability to access additional capital.  As a result, there can be no assurance that the Company will be able to obtain additional capital when needed, in the amounts desired or on favorable terms in the future.

Noncompliance with Debt Financial Covenants.  The Company’s use of debt as its primary form of acquisition financing subjects the Company to increased risks associated with leverage.  In addition to payment obligations, the Company’s debt agreements include financial covenants, including some requiring the Company to have positive earnings, meet minimum net worth standards and comply with certain other financial ratios.  The Company was not in compliance with certain of these standards and ratios under the Credit Facility as of December 31, 2018.  Although this noncompliance was cured with the February 2019 amendments to the Credit Facility agreement, which revised certain of these financial covenants to better accommodate the Company’s financial circumstances as a post-Merger entity with unified asset and portfolio management and to position the Company for future growth, the Company may be subject to additional compliance failures of these or other debt covenants at future calculation dates, and the lenders are under no obligation to forbear or waive any such future noncompliance.  Any default under the Credit Facility or any other debt agreement, if not cured in the time permitted or waived by the respective lender, could result in the Company’s inability to borrow under the debt instrument, the acceleration of the Company’s debt obligations, or the foreclosure upon any or all of the assets of the Company.

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

Consummation of Merger May Subject the Company to Additional Risks. On October 1, 2018 the Company acquired JHC, the parent of the Company’s management company, JMC.  The acquisition of JHC subjects the Company to certain risks, including the following:

• Assumption of Expenses Covered under Management Agreement.  Under the Management Agreement with JMC, the Company paid management fees to JMC based upon the book value of the Company’s aircraft assets, an acquisition fee for each asset purchased by the Company, and a remarketing/re-lease fee for each sale or re-lease transaction entered into with respect to the Company’s aircraft.  In return, JMC provided the Company with comprehensive management services, under which JMC had full responsibility for payment of all employee salaries and benefits, outside technical services, worldwide travel needed to promote the Company's business, office space, utilities, IT and communications, furniture and fixtures, and other general administrative and overhead costs.  Under the Management Agreement, if the fees collected were not adequate to cover JMC’s expenses in managing the Company’s portfolio, such losses were borne entirely by JMC.

Upon completion of  the Merger on October 1, 2018, the Company became responsible for all expenses that were previously incurred by JMC in managing the Company.  The risk of increased costs for these expenses is now the responsibility of the Company, and such costs are no longer limited to the amount of the management fee, as was the case under the third -party management structure with JMC.  Consequently, the risk of any cost overruns or unanticipated expenses in asset management are borne solely by the Company and are no longer shifted to an unconsolidated third party.  As a result, the Company’s expense categories, amounts, timing and patterns could change significantly in post-Merger periods and could be subject to increased period-to-period fluctuations.

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

Furthermore, the occurrence of unexpected adverse changes that impact the Company’s estimates of expected cash flow from an asset could result in an asset impairment charge against the Company’s earnings. The Company periodically reviews long-term assets for impairment, particularly when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment charge is recorded when the carrying amount of an asset is estimated to be not recoverable and exceeds its fair value. The Company recorded impairment charges for some of its aircraft in 2018 and 2019, and may be required to record asset impairment charges in the future as a result of a prolonged weak economic environment, challenging market conditions in the airline industry, events related to particular lessees, assets or asset types or other factors affecting the value of aircraft or engines.

Interest Rate Risk.  Although the debt under the Term Loans is fully covered by interest rate swaps that effectively convert the variable interest rate Term Loan payments to fixed rate payments, only approximately half of the Credit Facility debt currently outstanding is subject to such an interest rate swap.  As a result, the amount of interest paid by the Company under the Credit Facility will fluctuate depending on prevailing interest rates to the extent of any excess of the outstanding balance under the Credit Facility over the amount covered by the related interest rate swap.  Consequently, interest rate increases could materially increase the Company’s interest payment obligations under the Credit Facility and thus could have a material adverse effect on the Company’s liquidity and financial condition.  Further, because the interest rates under the Credit Facility and the Term Loans are based on LIBOR, which is the subject of recent national, international and other regulatory guidance and proposals for reform, the amount of the Company’s interest payments under these arrangements could increase if LIBOR is phased out or performs differently than in the past.

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

If a U.S. lessee defaults under a lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, Section 1110 of the Bankruptcy Code would automatically prevent the Company from exercising any remedies against such lessee for a period of 60 days.  After the 60-day period had passed, the lessee would have to agree to perform the lease obligations and cure any defaults, or the Company would have the right to repossess the equipment.  However, this procedure under the Bankruptcy Code has been subject to significant litigation, and it is possible that the Company’s enforcement rights would be further adversely affected in the event of a bankruptcy filing by a defaulting lessee.

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

Concentration of Lessees and Aircraft Type. For the quarter ended March 31, 2019, the Company’s four largest customers accounted for a total of approximately 76% of the Company’s monthly operating lease revenue.  A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionately negative impact on the Company’s financial results and borrowing base under the Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection.  In addition, if the Company’s revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration, which could result in the negative effects of such a default as described under Noncompliance with Debt Financial Covenants, above.

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

A growing concern arises from the fact that much of the recent growth in demand for regional aircraft in developing countries has been driven by mining or other resource extraction operations by Chinese enterprises in these countries. A downturn in the Chinese domestic economy that reduces demand for imported raw materials could have a significant negative impact on the demand for business and regional aircraft in these developing countries, including in some of the markets in which the Company does, or seeks to do, business.

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

The Company is subject to certain risks related to currency conversion fluctuations. The Company currently has one customer with rent obligations payable in Euros, and the Company may, from time to time, agree to additional leases that permit payment in foreign currency, which would subject such lease revenue to monetary risk due to currency exchange rate fluctuations.  During the periods covered by this report, the Company considers the estimated effect on its revenues of foreign currency exchange rate fluctuations to be immaterial; however, the impact of these fluctuations may increase in future periods if additional rent obligations become payable in foreign currencies.

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

Transition to LIBOR alternative reference rate.  The London Inter-bank Offered Rate (“LIBOR”) represents the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans, and is the index rate of the Company’s Credit Facility debt and the Term Loan Indebtedness of the LLC Borrower subsidiaries.  Beginning in 2008, concerns were expressed that some of the member banks surveyed by the British Bankers’ Association (the “BBA”) in connection with the calculation of LIBOR rates may have been under-reporting or otherwise manipulating the interbank lending rates applicable to them. Regulators and law enforcement agencies from a number of governments have conducted investigations relating to the calculation of LIBOR across a range of maturities and currencies. If manipulation of LIBOR or another inter-bank lending rate occurred, it may have resulted in that rate being artificially lower (or higher) than it otherwise would have been. Responsibility for the calculation of LIBOR was transferred to ICE Benchmark Administration Limited, as independent LIBOR administrator, effective February 1, 2014.  On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021 (the “July 27th Announcement”). The July 27th Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the value of LIBOR-linked securities.

Although the Financial Stability Oversight Council has recommended a transition to an alternative reference rate in the event LIBOR is no longer available after 2021, which would affect the Company’s Credit Facility and some of its Term Loans, such plans are still in development and, if enacted, could present challenges. Moreover, contracts linked to LIBOR are vast in number and value, are intertwined with numerous financial products and services, and have diverse parties. The downstream effect of unwinding or transitioning such contracts could cause instability and negatively impact the financial markets and individual institutions. The uncertainty surrounding the sustainability of LIBOR more generally could undermine market integrity and threaten individual financial institutions and the U.S. financial system more broadly.

With respect to the Company’s indebtedness, the inability of the Company and its lenders to agree on a mutually acceptable LIBOR index for any debt outstanding if LIBOR is no longer published after 2021 could cause the debt to be terminated and repayment of the indebtedness being accelerated and immediately due and payable to the Lender.  This could also lead to substantial breakage fees being payable by the Company in addition to the outstanding principal of such debt.

Swap Counterparty Credit Risks.  The Company and its LLC Borrowers have entered into certain interest rate swaps to hedge the interest rate risk associated with a portion of  the Credit Facility and all of Borrower LLC’s Term Loan indebtedness.  These interest rate swap agreements effectively convert the variable rate interest payments to a fixed rate.  If an interest rate swap counterparty cannot perform under the terms of the interest rate swap due to insolvency, bankruptcy or other reasons, the Company would not receive payments due from the counterparty under that swap, and, depending on interest rate conditions at the time of such default, that could render the Company unable to meet its variable interest rate debt obligations, leading to a default under one or more loan agreements.  In such a case, the collateral securing the loan indebtedness could be foreclosed upon, and/or the Company might incur a loss on the fair market value of the interest rate swap agreement.

Swap Breakage Fees.  To reduce the amount of interest that accrues under the Company’s Credit Facility and/or Term Loans, the Company could choose to prepay certain amounts borrowed under such loans.  Because the Company has hedged its variable rate indebtedness, in addition to prepayment fees that might be payable to the lender under the underlying indebtedness, the Company may also  be obligated to pay certain swap breakage fees to the swap counterparty in order to unwind the interest rate swap on the indebtedness that is being prepaid.  Thus interest rate swaps could reduce the economic benefit that the Company might otherwise achieve through prepayment or could render an otherwise advantageous  debt prepayment uneconomical.

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

In the course of the review of the consolidated financial results of the Company for the three months and six months ended June 30, 2018, the Company identified a material weakness in its internal control over financial reporting (“Internal Control”) at June 30, 2018 related to the Company’s incorrect accounting for management fees and acquisition fees associated with the Management Agreement between JHC and the Company.  Although the Company implemented controls over identifying the proper accounting treatment over the JHC acquisition and those controls operated as of December 31, 2018, the Company’s tax review control did not identify a complex component resulting in an adjustment to the tax expense in 2018.  Management has determined that this deficiency constitutes a material weakness as of March 31, 2019.  Management is in the process of enhancing the tax review control related to unusual transactions the Company may encounter.

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were not effective as of March 31, 2019 due to the material weakness described above.

Changes in Internal Control.  No change in the Company’s Internal Control occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

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

PART II – OTHER INFORMATION

Item 6.    Exhibits.

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

AEROCENTURY CORP.
Date: May 15, 2019	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer