Form 10-Q
period 2019-06-30
AEROCENTURY CORP
filed 2019-08-08
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 8, 2019 was 1,545,884.

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

Forward-looking statements in this report include statements about the following matters, although this list is not exhaustive:

●
The Company’s business plans and strategies, including its continued focus on acquiring used regional aircraft, any potential for disposing of certain assets or acquiring and managing new types and models of regional aircraft, and its expectation that most of its future growth will be outside of North America;

●
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

●
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

●
Expectations about the Company’s future liquidity, cash flow and capital requirements;

●
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

●
The Company’s ability to access additional sources of capital in the future as and when needed, in the amounts desired, on terms favorable to the Company, or at all;

●
The expected impact of existing or known threatened legal proceedings;

●
The effect on the Company and its customers of complying with applicable government and regulatory requirements in the numerous jurisdictions in which the Company and its customers operate;

●
The Company’s cyber vulnerabilities and the anticipated effects on the Company if a cybersecurity threat or incident were to materialize;

●
General economic, market, political and regulatory conditions, including anticipated changes in these conditions and the impact of such changes on customer demand and other facets of the Company’s business; and

●
The impact of the foregoing on the prevailing market price and trading volume of the Company’s common stock.

All of the Company’s forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those projected or assumed by such forward-looking statements. Among the factors that could cause such differences are: the continued availability of financing under the Credit Facility, the Term Loans or otherwise; the Company’s ability to comply with the covenants under its Credit Facility, Term Loans and other debt instruments; the potential impact on the Company’s debt obligations of developments regarding LIBOR, including the potential phasing out of this metric; the Company's ability to locate and acquire appropriate and revenue-producing assets; deterioration of the market for or appraised values of aircraft owned by the Company; a surge in interest rates; any noncompliance by the Company's lessees with obligations under their respective leases, including payment obligations; any economic downturn or other financial crisis; the timing, rate and amount of maintenance expenses for the Company’s asset portfolio, as well as the distribution of these expenses among the assets in the portfolio;  the Company's ability to internalize the management services previously performed by JMC and the costs to the Company to internally perform these services; the Company's ability to raise capital on acceptable terms when needed and in desired amounts, or at all; limited trading volume in the Company's stock; and the other factors detailed under "Factors That May Affect Future Results and Liquidity" in Item 2 of this report. In addition, the Company operates in a competitive and evolving industry in which new risks emerge from time to time, and it is not possible for the Company to predict all of the risks it may face, nor can it assess the impact of all factors on its business or the extent to which any factor or combination of factors could cause actual results to differ from expectations. As a result of these and other potential risks and uncertainties, the Company’s forward-looking statements should not be relied on or viewed as predictions of future events.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
AeroCentury Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2019	2018
Assets:
Cash and cash equivalents	$3,356,700	$1,542,500
Securities	-	121,000
Accounts receivable, including deferred rent of $926,100 and $869,600 at June 30, 2019 and December 31, 2018, respectively	5,633,400	3,967,200
Finance leases receivable	16,589,200	15,250,900
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $38,084,900 and $36,675,500 at June 30, 2019 and December 31, 2018, respectively	168,381,900	184,019,900
Assets held for sale	9,682,700	10,223,300
Property, equipment and furnishings, net of accumulated depreciation of $5,900 and $2,200 at June 30, 2019 and December 31, 2018, respectively	66,600	69,100
Lease right of use, net of accumulated amortization of $201,300 at June 30, 2019	1,271,500	-
Favorable lease acquired, net of accumulated amortization of $61,700 at December 31, 2018	-	863,300
Deferred tax asset	393,700	254,900
Prepaid expenses and other assets	286,400	840,100
Total assets	$205,662,100	$217,152,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$333,200	$1,025,600
Accrued payroll	99,700	78,600
Notes payable and accrued interest, net of unamortized debt issuance costs of $5,036,500 and $674,300 at June 30, 2019 and December 31, 2018, respectively	123,416,800	131,092,200
Derivative liability	2,229,100	-
Lease liability	536,100	-
Maintenance reserves	26,301,900	28,527,500
Accrued maintenance costs	252,000	463,300
Security deposits	3,052,800	3,367,800
Unearned revenues	4,107,200	3,274,800
Deferred income taxes	6,686,000	7,537,100
Income taxes payable	184,300	497,400
Total liabilities	167,199,100	175,864,300
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,759,216 shares issued and 1,545,884 shares outstanding at June 30, 2019 and December 31, 2018	1,800	1,800
Paid-in capital	16,782,800	16,782,800
Retained earnings	26,154,800	27,540,600
Accumulated other comprehensive income	(1,439,100)	-
	41,500,300	44,325,200
Treasury stock at cost, 213,332 shares at June 30, 2019 and December 31, 2018, respectively	(3,037,300)	(3,037,300)
Total stockholders’ equity	38,463,000	41,287,900
Total liabilities and stockholders’ equity	$205,662,100	$217,152,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
Revenues and other income:
Operating lease revenue	$14,114,200	$13,286,800	$6,966,000	$6,823,900
Maintenance reserves revenue, net	-	1,629,000	-	579,000
Finance lease revenue	496,200	740,400	260,100	361,300
Net loss on sales-type finance leases	(170,600)	-	(170,600)	-
Net gain on disposal of assets	277,900	9,900	99,600	18,100
Other income	10,800	2,600	6,600	1,200
	14,728,500	15,668,700	7,161,700	7,783,500
Expenses:
Depreciation	6,170,700	6,092,300	2,970,000	3,150,400
Interest	5,397,500	4,619,400	2,485,000	2,365,100
Provision for impairment in value of aircraft	1,568,400	298,200	160,000	298,200
Professional fees, general and administrative and other	1,681,900	954,000	856,700	376,900
Salaries and employee benefits	1,219,800	-	620,900	-
Management fees	-	2,948,800	-	1,502,100
Maintenance	117,400	160,200	10,000	68,900
Insurance	279,500	157,700	139,000	78,000
Other taxes	63,200	45,100	25,600	22,500
	16,498,400	15,275,700	7,267,200	7,862,100
(Loss)/income before income tax benefit	(1,769,900)	393,000	(105,500)	(78,600)
Income tax (benefit)/provision	(384,100)	156,800	(27,900)	2,500
Net (loss)/income	$(1,385,800)	$236,200	$(77,600)	$(81,100)
(Loss)/earnings per share:
Basic	$(0.90)	$0.17	$(0.05)	$(0.06)
Diluted	$(0.90)	$0.17	$(0.05)	$(0.06)
Weighted average shares used in (loss)/earnings per share computations:
Basic	1,545,884	1,416,699	1,545,884	1,416,699
Diluted	1,545,884	1,416,699	1,545,884	1,416,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
Net (loss)/income	$(1,385,800)	$236,200	$(77,600)	$(81,100)
Other comprehensive loss:
Unrealized losses on derivative instruments	(1,832,700)	-	(1,287,900)	-
Tax benefit related to items of other comprehensive loss	393,600	-	276,600	-
Other comprehensive loss	(1,439,100)	-	(1,011,300)	-
Total comprehensive (loss)/income	$(2,824,900)	$236,200	$(1,088,900)	$(81,100)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months and Six Months Ended June 30, 2018 and June 30, 2019
(Unaudited)

	Number of Common Stock Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2017	1,416,699	$1,600	$14,780,100	$35,621,800	$(3,036,800)	$-	$47,366,700
Net income	-	-	-	317,300	-	-	317,300
Balance, March 31, 2018	1,416,699	1,600	14,780,100	35,939,100	(3,036,800)	-	47,684,000
Net loss	-	-	-	(81,100)	-	-	(81,100)
Balance, June 30, 2018	1,416,699	$1,600	$14,780,100	$35,858,000	$(3,036,800)	$-	$47,602,900

Balance, December 31, 2018	1,545,884	$1,800	$16,782,800	$27,540,600	$(3,037,300)	$-	$41,287,900
Net loss	-	-	-	(1,308,200)	-	-	(1,308,200)
Accumulated other comprehensive income	-	-	-	-	-	(427,800)	(427,800)
Balance, March 31, 2019	1,545,884	1,800	16,782,800	26,232,400	(3,037,300)	(427,800)	39,551,900
Net loss	-	-	-	(77,600)	-	-	(77,600)
Accumulated other comprehensive income	-	-	-	-	-	(1,011,300)	(1,011,300)
Balance, June 30, 2019	1,545,884	$1,800	$16,782,800	$26,154,800	$(3,037,300)	$(1,439,100)	$38,463,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$6,419,900	$11,191,500
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	1,710,500	3,186,800
Proceeds from sale of assets held for sale, net of re-sale fees	2,181,600	2,644,900
Investment in aircraft parts and acquisition costs	-	(22,606,000)
Net cash provided by/(used in) investing activities	3,892,100	(16,774,300)
Financing activities:
Issuance of notes payable – Credit Facility	5,100,000	21,000,000
Repayment of notes payable – Credit Facility	(40,100,000)	(17,500,000)
Issuance of notes payable – Term Loans	44,310,000	-
Repayment of notes payable – UK LLC SPE Financing	(9,211,100)	(2,127,000)
Repayment of notes payable – Term Loans	(3,533,600)	-
Debt issuance costs	(5,063,100)	(70,000)
Net cash (used in)/provided by financing activities	(8,497,800)	1,303,000
Net increase/(decrease) in cash and cash equivalents	1,814,200	(4,279,800)
Cash and cash equivalents, beginning of period	1,542,500	8,657,800
Cash and cash equivalents, end of period	$3,356,700	$4,378,000

During the six months ended June 30, 2019 and 2018, the Company paid interest totaling $4,119,300 and $3,942,500, respectively. The Company paid income taxes of $427,000 and $1,600 during the six months ended June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp. (“AeroCentury”) is a Delaware corporation incorporated in 1997. AeroCentury together with its consolidated subsidiaries is referred to as the “Company.”

In August 2016, AeroCentury formed two wholly-owned subsidiaries, ACY 19002 Limited (“ACY 19002”) and ACY 19003 Limited (“ACY 19003”) for the purpose of acquiring aircraft using a combination of cash and third-party financing (“UK LLC SPE Financing” or “special purpose financing”) separate from AeroCentury’s credit facility (the “Credit Facility”). The UK LLC SPE Financing was repaid in full in February 2019 as part of a refinancing involving new non-recourse term loans totaling approximately $44.3 million (“Term Loans”) made to ACY 19002, ACY 19003, and two other newly formed special purpose subsidiaries of AeroCentury. See Note 4(b) for more information about the Term Loans.

On October 1, 2018, AeroCentury acquired JetFleet Holding Corp. (“JHC”) in a reverse triangular merger (“Merger”) for consideration of approximately $2.9 million in cash and 129,217 shares of common stock of AeroCentury, as determined pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) entered into by AeroCentury, JHC and certain other parties in October 2017. JHC is the parent company of JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business and the manager of the Company’s assets. Upon completion of the Merger, JHC became a wholly-owned subsidiary of the Company, and as a result, JHC's results are included in the Company's consolidated financial statements beginning on October 1, 2018.

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

Financial information for AeroCentury and its consolidated subsidiaries is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period. All intercompany balances and transactions have been eliminated in consolidation.

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

The most significant estimates with regard to these condensed consolidated financial statements are the residual values and useful lives of the Company’s long-lived assets, the amount and timing of future cash flows associated with each asset that are used to evaluate whether assets are impaired, accrued maintenance costs, accounting for income taxes, the assumptions used to value the Company’s derivative instruments, the valuation of the right of use asset and related lease liability associated with the Company’s office, and the amounts recorded as allowances for doubtful accounts.

(c) Comprehensive Income

The Company reflects changes in the fair value of its interest rate swap derivatives that are designated as hedges in other comprehensive income. Such amounts are reclassified into earnings in the periods in which the hedged transaction occurs, and are included in interest expense.

(d) Finance Leases

As of June 30, 2019, the Company had four aircraft subject to sales-type finance leases and three aircraft subject to direct financing leases. All seven leases contain lessee bargain purchase options at prices substantially below the subject asset’s estimated residual value at the exercise date for the option. Consequently, the Company has classified each of these seven leases as finance leases for financial accounting purposes. For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option, as a finance lease receivable on its balance sheet, and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease. For each of the four sales-type finance leases, the Company recognized as a gain or loss the amount equal to (i) the net investment in the sales-type finance lease plus any initial direct costs and lease incentives less (ii) the net book value of the subject aircraft at inception of the applicable lease.

The Company recognized interest earned on finance leases in the amount of $260,100 and $361,300 in the quarters ended June 30, 2019 and 2018, respectively and $496,200 and $740,400 in the six-month periods ended June 30, 2019 and 2018, respectively.

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

ASU 2016-13

The FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), in June of 2016 (“ASU 2016-13”). ASU 2016-13 provides that financial assets measured at amortized cost are to be presented as a net amount, reflecting a reduction for a valuation allowance to present the amount expected to be collected (the “current expected credit loss” model of reporting). As such, expected credit losses will be reflected in the carrying value of assets and losses will be recognized before they become probable, as is required under the Company’s present accounting practice. In the case of assets held as available for sale, the amount of the valuation allowance will be limited to an amount that reflects the marketable value of the debt instrument. This amendment to GAAP is effective for fiscal years beginning after December 15, 2019 (for the Company, its fiscal year ending December 31, 2020) unless elected earlier, and adoption is to be reflected as a cumulative effect on the first date of adoption. The Company does not expect to early adopt ASU 2016-13 and is evaluating the impact of the adoption of ASU 2016-13 on its condensed consolidated financial statements and related disclosures.

ASU 2017-12

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 was effective for public companies for years beginning after December 15, 2018, and the Company therefore adopted it on January 1, 2019. The revised guidance includes reduced limitations on items that can be hedged in order to more closely align hedge accounting with entities’ risk management activities through changes to designation and measurement guidance as well as new disclosure requirements of balance sheet and income statement information designed to increase the transparency of the impact of hedging. Because the Company was not a party to any derivative transactions during 2018, there was no effect on its financial statements upon adoption. Derivatives entered into after adoption are accounted for under the new standards.

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

2. Aircraft Lease Assets

As discussed in Note 1, the Company adopted Topic 842 on January 1, 2019, and elected to use certain practical expedients that resulted in continuing the classification of capitalized indirect cost associated with its operating and finance leases. As such, there was no adjustment to its accounts related to the carrying value of its sales-type and finance leases, assets held for lease or capitalized initial direct costs, and its leases continue to be accounted for the same as they had been before adoption of the new accounting standard.

The Company’s leases are normally “triple net leases” under which the lessee is obligated to bear all costs, including tax, maintenance and insurance, on the leased assets during the term of the lease. In most cases, the lessee is obligated to provide a security deposit or letter of credit to secure its performance obligations under the lease, and in some cases is required to pay maintenance reserves based on utilization of the aircraft, which reserves are available for qualified maintenance costs during the lease term and may or may not be refundable at the end of the lease. Typically, the leases also contain minimum return conditions, as well as an economic adjustment payable by the lessee (and in some instances by the lessor) for amounts by which the various aircraft or engine components are worse or better than a targeted condition set forth in the lease. Some leases contain renewal or purchase options, although the Company’s sales-type and finance leases all contain a bargain purchase option at lease end which the Company expects the lessees to exercise.

Because all of the Company’s leases transfer use and possession of the asset to the lessee and contain no other substantial undertakings by the Company, the Company has concluded that all of its lease contracts qualify for lease accounting under Topic 842. Certain lessee payments of what would otherwise be lessor costs (such as insurance and property taxes) are excluded from both revenue and expense.

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

(a) Assets Held for Lease

At June 30, 2019 and December 31, 2018, the Company’s aircraft and aircraft engines held for lease consisted of the following:

	June 30, 2019		December 31, 2018
Type	Number Owned	% of net book value	Number owned	% of net book value
Regional jet aircraft	13	86%	13	81%
Turboprop aircraft	2	14%	4	18%
Engines	-	-%	1	1%

The Company did not purchase or sell any aircraft held for lease during the second quarter of 2019.

None of the Company’s aircraft and engines held for lease were off lease at June 30, 2019. As discussed below, the Company has three off-lease aircraft that were reclassified in 2018 as held for sale and an engine that was reclassified in the first quarter of 2019 as held for sale.

As of June 30, 2019, minimum future lease revenue payments receivable under non-cancelable operating leases were as follows:

Years ending December 31

Remainder of 2019	$13,717,000
2020	25,749,600
2021	18,648,200
2022	16,690,600
2023	13,007,800
Thereafter	21,589,500
$109,402,700

The remaining, weighted average lease term of the Company’s assets under operating leases was 55 months and 58 months at June 30, 2019 and December 31, 2018, respectively.

(b) Sales-Type and Finance Leases

As a result of a lease amendment containing a purchase option at lease end, during the second quarter of 2019, the Company reclassified an asset that was previously held for lease to a sales-type finance lease receivable and recorded a loss of $170,600.

During the second quarter of 2019, the Company also amended the sales-type leases for two aircraft to accommodate the lessee’s request to transfer a portion of future lease payment obligations from one of the leases to the other, as well as to assign one of the leases and related aircraft to a different lessee.  Payments for both leases were also amended to reflect a higher implicit interest rate, such that the fair value of the leases after amendment equaled the carrying value of the leases before the amendment. No gain or loss was recognized as a result of these lease modifications.

At June 30, 2019 and December 31, 2018, the net investment included in sales-type finance leases and direct financing leases receivable were as follows:

	June 30, 2019	December 31, 2018
Gross minimum lease payments receivable	$18,153,300	$17,107,100
Less unearned interest	(1,564,100)	(1,856,200)
Finance leases receivable	$16,589,200	$15,250,900

As of June 30, 2019, minimum future payments receivable under finance leases were as follows:

Years ending December 31

Remainder of 2019	$6,146,600
2020	4,708,200
2021	5,085,400
2022	2,213,100
$18,153,300

The remaining, weighted average lease term of the Company’s assets under sales-type and finance leases was 23 months and 32 months at June 30, 2019 and December 31, 2018, respectively.

3. Assets Held for Sale

During the second quarter of 2019, based on its appraised value, the Company recorded an impairment provision of $160,000 for one turboprop aircraft.

Assets held for sale at June 30, 2019 included two turboprop aircraft and a spare engine, as well as a turboprop aircraft for which a short-term operating lease was entered into during the first quarter and airframe parts from two turboprop aircraft.

During the second quarter of 2019, the Company received $252,700 in cash and accrued $142,200 in receivables for parts sales. These amounts were accounted for as follows: $94,400 reduced accounts receivable for parts sales accrued in the first quarter of 2019; $292,200 reduced the carrying value of the parts; and $8,300 was recorded as gains in excess of the carrying value of the parts. During the second quarter of 2018, the Company received $73,400 in cash and accrued $41,000 in receivables for parts sales. These amounts were accounted for as follows: $10,600 reduced accounts receivable for parts sales accrued in the first quarter of 2018, $85,700 reduced the carrying value of the parts, and $18,100 was recorded as gains in excess of the carrying value of the parts.

4. Notes Payable and Accrued Interest

At June 30, 2019 and December 31, 2018, the Company’s notes payable and accrued interest consisted of the following:

	June 30, 2019	December 31, 2018
Credit Facility:
Principal	$87,400,000	$122,400,000
Unamortized debt issuance costs	(3,849,900)	(674,300)
Accrued interest	164,500	139,300
Special purpose financing:
Principal:
UK SPE Financing	-	9,211,200
Term Loans	40,776,400	-
Unamortized debt issuance costs	(1,186,600)	-
Accrued interest	112,400	16,000
	$123,416,800	$131,092,200

(a) Credit Facility

Before modification, the Company’s Credit Facility was provided by a syndicate of banks and was secured by all of the assets of the Company except for the two aircraft in the UK LLC SPE Financing. In February 2019, the Company entered into a Third Amended and Restated Loan and Security Agreement to the Credit Facility (the “Restated Loan Agreement”) which, among other things, extended the maturity date of the Credit Facility with the lenders thereunder from May 31, 2019 to February 19, 2023; decreased the maximum availability thereunder from $170 million (with the ability for the Company to request an increase up to $180 million) to $145 million (with the ability for the Company to request an increase to up to $160 million); and modified certain of the Company’s financial ratio covenants.  Borrowings under the Credit Facility will continue to bear interest at floating rates that reset periodically to a market benchmark rate plus a credit margin, and the Company will also continue to be obligated to pay a quarterly fee on any unused portion of the Credit Facility at a rate of 0.50%.  The Credit Facility required that within 30 days after closing of the financing, the Company enter into an interest rate protection derivative instrument with respect to a minimum of $50 million of the outstanding loan balance at closing. Accordingly, in March 2019, the Company entered into interest rate protection instruments with respect to $50 million of its Credit Facility debt.

The borrowings under the Restated Loan Agreement are secured by a first priority lien on all of the Company's assets, including the Company’s aircraft portfolio, except those aircraft that are subject to the Term Loans.  The Restated Loan Agreement requires the Company to comply with certain covenants relating to payment of taxes, preservation of existence, maintenance of property and insurance, and periodic financial reporting, as well as compliance with several financial ratio covenants.  The Restated Loan Agreement restricts the Company with respect to certain corporate level transactions and transactions with affiliates or subsidiaries without consent of the lenders. Events of default under the Restated Loan Agreement include failure to make a required payment within three business days of a due date or to comply with other obligations (subject to specified cure periods for certain events of default), a default under other indebtedness of the Company, and a change in control of the Company.  Remedies for default include acceleration of the outstanding debt and exercise of any remedies available under applicable law, including foreclosure on the collateral securing the borrowings under the Credit Facility.

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

The unused amount of the Credit Facility was $57,600,000 and $47,600,000 as of June 30, 2019 and December 31, 2018, respectively. The weighted average interest rate on the Credit Facility was 6.19% and 5.92% at June 30, 2019 and December 31, 2018 respectively.

(b) Term Loans

On February 8, 2019, the Company, through four wholly-owned subsidiary limited liability companies (“LLC Borrowers”), each entered into a Term Loan Agreement with the U.S. branch of a German bank (“Term Loan Lender”) that provides for six separate term loans with an aggregate principal amount of $44.3 million. Each of the Term Loans is secured by a first priority security interest in a specific aircraft (“Term Loan Collateral Aircraft”) owned by an LLC Borrower, the lease for such aircraft, and a pledge by the Company of its membership interest in each of the LLC Borrowers, pursuant to a Security Agreement (the “Security Agreement”) among the LLC Borrowers and a security trustee, and certain pledge agreements. Two of the Term Loan Collateral Aircraft that are owned by the Company’s two UK special purpose entities were previously financed using special purpose financing. The interest rates payable under the Term Loans vary by aircraft, and are based on a fixed margin above either 30-day or 3-month LIBOR. The proceeds of the Term Loans were used to pay down the Credit Facility and pay off the UK LLC SPE Financing. The maturity of each Term Loan varies by aircraft, with the first Term Loan maturing in October 2020 and the last Term Loan maturing in May 2025. The debt under the Term Loans is expected to be fully amortized by rental payments received by the LLC Borrowers from the lessees of the Term Loan Collateral Aircraft during the terms of their respective leases and remarketing proceeds.

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

Six of the Swaps were entered into by the LLC Borrowers and have reduced notional amounts that mirror the amortization under the six Term Loans entered into by the LLC Borrowers, effectively converting each of the six Term Loans from variable to fixed rate, ranging from 5.38% to 6.30%. Each of these six Swaps extend for the duration of the corresponding Term Loan, with maturities from 2020 through 2025.

The other two Swaps were entered into by the Company and have notional amounts that total $50 million and extend through the maturity of the Credit Facility in February of 2023.

The Company entered into the Swaps in order to reduce its exposure to the risk of increased interest rates. With respect to the six Swaps entered into by the LLC Borrowers, it was deemed necessary so that the anticipated cash flows of such entities, which arise entirely from the lease rents for the aircraft owned by such entities, would be sufficient to make the required loan principal and interest payments, thereby preventing default so long as the lessees met their lease rent obligations. The two Swaps entered into by the Company protect against the exposure to interest rate increases on $50 million of the Company’s Credit Facility debt.

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

The Company has designated seven of the Swaps as cash flow hedges. Changes in the fair value of the hedged swaps are included in other comprehensive income, which amounts are reclassified into earnings in the period in which the transaction being hedged affects earnings, i.e. with future settlements of the Swaps. One of the Swaps is not eligible under its terms for hedge treatment. Changes in fair value of non-hedge derivatives are reflected in earnings in the periods in which they occur. As such, the Company has reflected the following amounts in its income and other comprehensive income amounts:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
Change in value of Swaps	$451,400	$-	$43,000	$-
Other items	(22,100)	-	(20,800)	-
Included in interest expense	$429,300	$-	$22,200	$-

The following amount was included in other comprehensive income, before tax:

Change in value of hedged Swaps	$(1,832,700)	-	$(1,287,900)	$-

Approximately $416,000 of the current balance of accumulated other comprehensive income is expected to be reclassified in the next twelve months.

At June 30, 2019, the fair value of the Company’s Swaps was as follows:

Designated interest rate hedges fair value	$(2,147,700)
Other interest rate swap	(81,400)
Total derivative (liability)	$(2,229,100)

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The swap counterparties for the Swaps are large financial institutions in the United States that possessed an investment grade credit rating. Based on this rating, the Company believes that the counterparties are creditworthy and that their continuing performance under the hedging agreements is probable.

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

The lease liability associated with the office lease was calculated by discounting the fixed, minimum lease payments over the remaining lease term, including the below-market extension periods, at a discount rate of 7.25%, which represents the Company’s estimate of the incremental borrowing rate for a collateralized loan for the type of underlying asset that was the subject of the office lease at the time the lease liability was evaluated. The Company estimates that the future minimum lease commitments for base rent of its office space were as follows as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
2019	$98,200	$193,500
2020	196,400	196,400
2021	199,300	199,300
2022	101,100	101,100
	595,000	$690,300
Discount	(58,900)
Lease liability at June 30, 2019	$536,100

During the quarter ended June 30, 2019, the Company recognized amortization, finance costs and other expense related to the office lease as follows:

Fixed rental expense during the quarter	$110,900
Variable lease expense	32,000
Total lease expense during the quarter	$142,900

The Company expects that the variable lease expense will total approximately $10,700 per month through the end of the lease, including the two extension periods.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of June 30, 2019, the Company measured the fair value of its interest rate swaps of $90,776,400 (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The Swaps had a net fair value of negative $2,229,100 as of June 30, 2019. In the quarter and six months ended June 30, 2019, $43,000 and $451,400 respectively, was realized through the income statement as an increase in interest expense.

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$659,100	$659,100	$-	$-	$656,400	$656,400	$-	$-
Derivatives	(2,229,100)	-	(2,229,100)	-	-	-	-	-
Total	$(1,570,000)	$659,100	$(2,229,100)	$-	$656,400	$656,400	$-	$-

There were no transfers between Level 1 and Level 2 in either the second quarters or six months ended June 30, 2019 or 2018, and there were no transfers into or out of Level 3 during the same periods.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and these and other assets held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. These are considered Level 3 within the fair value hierarchy. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the asset’s carrying value exceeds its fair value. The Company recorded impairment charges totaling $160,000 on one of its assets held for sale in the second quarter of 2019, which had a fair value of $2,340,000. The Company recorded an impairment charge of $298,200 on one of its aircraft held for lease in the second quarter of 2018.

The following table shows, by level within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018:

	Assets Written Down to Fair Value								Total Losses
	June 30, 2019				December 31, 2018				For the Six Months Ended June 30,
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	2019	2018
Assets held for sale	$5,703,000	$-	$-	$5,703,000	$5,800,000	$-	$-	$5,800,000	$1,568,400	$-

During the six months ended June 30, 2019, the Company recorded impairment provisions of (i) $1,408,400 based on estimated sales amounts and (ii) $160,000 based on third-party appraisals.

There were no transfers between Level 1 and Level 2 in either the second quarters or six months ended June 30, 2019, and there were no transfers into or out of Level 3 during the same periods.

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable, amounts borrowed under the Credit Facility, notes payable under special purpose financing and its derivative instruments. The fair value of accounts receivable, accounts payable and the Company’s maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments because of their short-term maturities. The fair value of finance lease receivables approximates the carrying value as discussed in Note 1(d). The fair value of the Company’s derivative instruments is discussed in Note 5 and in this note above in “Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis.”

Borrowings under the Company’s Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin. The Company believes the effective interest rate under the Credit Facility approximates current market rates for such indebtedness at the dates of the condensed consolidated balance sheets, and therefore that the outstanding principal and accrued interest of $87,564,500 and $122,539,300 at June 30, 2019 and December 31, 2018, respectively, approximate their fair values on such dates. The fair value of the Company’s outstanding balance of its Credit Facility is categorized as a Level 3 input under the GAAP fair value hierarchy.

Before their repayment in February 2019 in connection with the Term Loans refinancing, the amounts payable under the UK LLC SPE Financing were payable through the fourth quarter of 2020 and bore a fixed rate of interest, as described in Note 4(b). As discussed above, during February 2019, the UK LLC SPE Financing and four assets that previously served as collateral under the Credit Facility were refinanced using the Term Loans. The Company believes the effective interest rate under the special purpose financings approximates current market rates for such indebtedness at the dates of the condensed consolidated balance sheets, and therefore that the outstanding principal and accrued interest of $40,888,800 and $9,227,200 approximate their fair values at June 30, 2019 and December 31, 2018, respectively. Such fair value is categorized as a Level 3 input under the GAAP fair value hierarchy.

There were no transfers in or out of assets or liabilities measured at fair value under Level 3 during the six months ended June 30, 2019 and 2018.

8. Acquisition of Management Company

In October 2017, AeroCentury, JHC and certain other parties entered into the Merger Agreement for the acquisition of JHC by AeroCentury for consideration of approximately $2.9 million in cash and 129,217 shares of common stock of AeroCentury, as determined pursuant to the Merger Agreement. JHC is the parent company of JMC, which is the manager of the Company’s assets as described in Note 11 below. The Merger was consummated on October 1, 2018. AeroCentury’s common stock issued as consideration in the Merger was offered and issued pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933.

As a result of the Merger, the Company indirectly assumed all of JHC’s assets, comprised primarily of securities, prepaid expenses and an office lease, as well as liabilities of approximately $0.9 million. As a subsidiary of the Company, JHC’s results are included in the Company’s condensed consolidated financial statements beginning on October 1, 2018.

During the quarter and six months ended June 30, 2019, the Company accrued no expenses related to the Merger transaction. During the quarter and six months ended June 30, 2018, the Company accrued $64,300 and $264,200 of expenses related to the Merger transaction. Such expenses are included in professional fees, general and administrative and other in the Company’s condensed consolidated statements of operations.

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

10. Computation of (Loss)/Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
Net (loss)/income	$(1,385,800)	$236,200	$(77,600)	$(81,100)
Weighted average shares outstanding for the period	1,545,884	1,416,699	1,545,884	1,416,699
Basic (loss)/earnings per share	$(0.90)	$0.17	$(0.05)	$(0.06)
Diluted (loss)/earnings per share	$(0.90)	$0.17	$(0.05)	$(0.06)

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

11. Related Party Transactions

See the description of the Merger Agreement between the Company and JHC in Note 8 above, pursuant to which the Company acquired JHC in the Merger and JHC became a wholly-owned subsidiary of the Company on October 1, 2018.

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

In April 2018, subsequent to the execution of the Merger Agreement for the acquisition of JHC, JHC agreed to waive its right to receive management and acquisition fees (“Contract Fees”) otherwise owed by the Company to JHC pursuant to the Management Agreement for all periods after March 31, 2018 and until the earlier of the consummation of the Merger or August 15, 2018. In return, the Company agreed to reimburse JMC for expenses (“Management Expense”) incurred in providing management services set forth under the Management Agreement. In July 2018, JHC agreed to extend the expiration of this agreement (the “Waiver and Reimbursement Agreement”) through October 15, 2018. Thus, if the Merger Agreement was terminated on or before October 15, 2018 or the Merger did not close by October 15, 2018, the Company would have become obligated to pay JMC any excess (the “JMC Margin”) of (i) the Contract Fees that would have been paid to JMC since April 1, 2018 in the absence of the Waiver and Reimbursement Agreement over (ii) the Management Expenses actually paid by the Company to JMC since April 1, 2018. For the quarter and six months ended June 30, 2018, contractual fees exceeded the reimbursed management fees by $497,200 of management fees and $494,400 of acquisition fees. Notwithstanding the Waiver and Reimbursement Agreement, until the closing or termination of the Merger Agreement, the Company accrued as an expense the total Contract Fees that would have been due under the Management Agreement. Because the Merger closed on October 1, 2018, the Waiver and Reimbursement Agreement for the period April 1, 2018 through September 30, 2018 was considered in the acquisition accounting for the calculation of the settlement loss recognized by the Company when the Merger was consummated.

The Company incurred management fees of $1,502,100 and $2,948,800 during the three months and six months ended June 30, 2018, respectively. Acquisition fees incurred during the same periods totaled $494,400.

12. Subsequent Events

The Company has a signed purchase agreement for the sale of two turboprop aircraft that are currently off lease and classified as held for sale, and the Company expects the sales to occur in the third quarter of 2019.

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

The Company purchased no aircraft during the second quarter of 2019. During the same period, the Company reclassified an aircraft held for lease to a sales-type finance lease receivable as a result of a lease amendment requiring the lessee to purchase the aircraft for a fixed amount at lease end and recorded a loss of $0.2 million. The Company ended the quarter with a total of fifteen aircraft held for lease, with a net book value of approximately $168 million. This represents an 8% decrease compared to the net book value of the Company’s aircraft and engines held for lease at December 31, 2018. In addition to the aircraft held for lease at quarter-end, the Company held seven aircraft subject to finance leases and held three aircraft and an engine for sale.

Average portfolio utilization was approximately 99% and 91% during the second quarters of 2019 and 2018, respectively. The year-to-year increase was due to sales during 2018 of assets that were off lease in the 2018 period.

The unused available borrowing capacity under the Company’s Credit Facility was $57.6 million as of June 30, 2019, and the weighted average interest rate was 6.19%. In February 2019, the Credit Facility, which was to expire on May 31, 2019, was extended to February 19, 2023, and was amended in certain other respects as described under Liquidity and Capital Resources, below. Also in February 2019, the Company refinanced, using new non-recourse Term Loans with an aggregate principal of $44.3 million, four aircraft that previously served as collateral under the Credit Facility and two aircraft that previously served as collateral under special purpose subsidiary financings.

Net loss for the second quarters of 2019 and 2018 was $0.1 million in both quarters, resulting in basic and diluted (loss)/earnings per share of $(0.05) and $(0.06), respectively. Net loss for the six months ended June 30, 2019 was $1.4 million, compared to net income of $0.2 million in the same period of 2018, resulting in basic and diluted (loss)/earnings per share of $(0.90) and $0.17, respectively. Pre-tax profit margin (which the Company calculates as its income before income tax provision as a percentage of its revenues and other income) for the quarter ended June 30, 2019 was (1%) in the second quarters of 2019 and 2018, and pre-tax profit margin for the six months ended June 30, 2019 was (12%) compared to 3% for the same period of 2018.

On October 1, 2018, the Company acquired JHC by way of the Merger. JHC is the owner of JMC, the integrated aircraft management, marketing and financing business that manages and administers the Company's portfolio of aircraft assets. Before the Merger, such management and administration were performed pursuant to the terms of the Management Agreement between the Company and JMC. After the Merger, the management and administration services provided under the Management Agreement became internalized and under the control and management of the Company itself. Expenses incurred by JMC in providing services under the Management Agreement are, as of October 1, 2018, expenses of the Company reflected in the Company’s financial statements. In addition, after October 1, 2018, the management, acquisition and remarketing fees previously paid by the Company to JMC as an unconsolidated third party are no longer reflected in the Company’s financial statements; rather, the expenses incurred by JMC in managing and administering the Company’s assets are borne by the Company directly and reflected in its financial statements accordingly.

Fleet Summary

(a) Assets Held for Lease

Key portfolio metrics of the Company’s aircraft held for lease as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Number of aircraft and engines held for lease	15	18

Weighted average fleet age	11.0 years	11.1 years
Weighted average remaining lease term	55 months	58 months
Aggregate fleet net book value	$168,381,900	$184,019,900

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
Average portfolio utilization	98%	90%	99%	91%

The year-to-year increase was primarily due to sales during 2018 of assets that were off lease in the 2018 period.

The following table sets forth the net book value and percentage of the net book value, by type, of the Company’s assets that were held for lease at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft:
Bombardier Dash-8-400	2	14%	2	13%
Bombardier Dash-8-300	-	-%	2	5%

Regional jet aircraft:
Canadair 900	5	41%	5	39%
Embraer 175	3	18%	3	16%
Canadair 1000	2	14%	2	14%
Canadair 700	3	13%	3	12%

Engines:
Pratt & Whitney 150A	-	-%	1	1%

During the second quarter of 2019, the Company purchased no aircraft, sold certain aircraft parts and reclassified one aircraft from held for lease to a finance lease receivable. During the first six months of 2019, the Company purchased no aircraft, sold one aircraft and certain aircraft parts, reclassified one aircraft from held for lease to a finance lease receivable and reclassified an engine from held for lease to held for sale. During the second quarter of 2018, the Company purchased two aircraft and sold certain aircraft parts. During the first six months of 2018, the Company purchased two aircraft subject to operating leases and sold two aircraft and certain aircraft parts.

The following table sets forth the net book value and percentage of the net book value of the Company’s assets that were held for lease at June 30, 2019 and December 31, 2018 in the indicated regions (based on the domicile of the lessee):

	June 30, 2019		December 31, 2018
Region	Net book value	% of net book value	Net book value	% of net book value
Europe	$102,877,100	61%	$110,069,000	60%
North America	65,504,800	39%	68,485,400	37%
Asia	-	-%	5,465,500	3%
	$168,381,900	100%	$184,019,900	100%

For the three months ended June 30, 2019, approximately 29%, 28% and 21% of the Company’s operating lease revenue was derived from customers in Slovenia, the United States and Spain, respectively. Operating lease revenue does not include interest income from the Company’s finance leases. The following table sets forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	2019		2018		2019		2018
Region	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue
Europe	4	62%	4	57%	4	64%	3	56%
North America	4	36%	4	38%	3	36%	4	39%
Asia	1	2%	1	5%	-	-%	1	5%

At June 30, 2019 and December 31, 2018, the Company also had seven aircraft subject to finance leases. For the quarter ended June 30, 2019, approximately 62% and 38% of the Company’s finance lease revenue was derived from customers in Africa and Europe, respectively.

(b) Assets Held for Sale

Assets held for sale at June 30, 2019 consisted of two Saab 340B Plus turboprop aircraft, one Bombardier Dash-8-300 aircraft, one Pratt & Whitney 150A engine and airframe parts from two turboprop aircraft.

Results of Operations

(a)  Quarter ended June 30, 2019 compared to the quarter ended June 30, 2018

(i)
Revenues and Other Income

Revenues and other income decreased by 8% to $7.2 million in the second quarter of 2019 from $7.8 million in the second quarter of 2018. The decrease was primarily a result of decreased finance lease revenues, maintenance reserves revenue and a loss on a sales-type finance lease, the effects of which were partially offset by an increase in operating lease revenues and gains on sale.

Operating lease revenue increased by 2% to $7.0 million in the second quarter of 2019 from $6.8 million in the second quarter of 2018, primarily due to revenue from assets purchased in the second quarter of 2018 and an asset that was on lease in the 2019 period, but off lease in the 2018 period, the effects of which were offset by the reduced revenue from an asset sold in the first quarter of 2019.

Finance lease revenue decreased by 28% to $0.3 million in the second quarter of 2019 from $0.4 million in the second quarter of 2018, primarily due to a lower finance lease receivables balance in the 2019 period and the purchase by the lessee of three aircraft subject to finance leases during the third quarter of 2018.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time. The Company recorded no such revenue during the second quarter of 2019. During the second quarter of 2018, the Company recorded $0.6 million of such revenue, arising from cash received from the former lessee of three aircraft after such aircraft were returned to the Company by the lessee during 2017. Such amounts were not accrued at lease termination based on management’s evaluation of the creditworthiness of the lessee.

During the second quarter of 2019, the Company recorded a net gain of approximately $0.1 million on the sale of aircraft parts and a net loss of $0.2 million on the reclassification of an aircraft from held for lease to a finance lease receivable. During the second quarter of 2018, the Company sold certain aircraft parts and recorded a net gain of approximately $18,000.

(ii)
Expenses

Total expenses decreased by 8% to $7.3 million in the second quarter of 2019 from $7.9 million in the second quarter of 2018. The decrease was primarily a result of decreases in management fees and asset impairment provisions. These increases were partially offset by increases in salaries and employee benefits and professional fees and general and administrative and other expenses.

Until the acquisition of JHC on October 1, 2018, management fees paid to JMC were based on the net book value of the Company’s aircraft and engines as well as finance lease receivable balances. After the Merger, JMC’s operating expenses, including salaries and employee benefits, became the responsibility of the Company. The total of salaries and employee benefits and professional fees, general and administrative and other expenses was approximately $1.5 million in the second quarter of 2019. The total of management fees and professional fees, general and administrative and other expenses was approximately $1.9 million in the second quarter of 2018. Professional fees, general and administrative and other expenses in the 2018 period included $64,300 incurred in connection with the acquisition of JHC.

During the second quarter of 2019, the Company recorded an impairment charge totaling $0.2 million for an asset held for sale, based on appraised value. During the quarter ended June 30, 2018, the Company recorded an impairment provision of $0.3 million for an asset held for lease, based on appraised value.

(b)  Six months ended June 30, 2019 compared to the six months ended June 30, 2018

(i)
Revenues and Other Income

Revenues and other income decreased by 6% to $14.7 million in the first six months of 2019 from $15.7 million in the same period of 2018. The decrease was primarily a result of decreased maintenance reserves revenue and finance lease revenues, the effects of which were partially offset by an increase in operating lease revenues and gains on sale.

Operating lease revenue increased by 6% to $14.1 million in the first six months of 2019 from $13.3 million in the same period of 2018, primarily due to revenue from assets purchased in the second quarter of 2018 and an asset that was on lease in the 2019 period, but off lease in the 2018 period.

Finance lease revenue decreased by 33% to $0.5 million in the six months ended June 30, 2019 from $0.7 million in the six months ended June 30, 2018, primarily due to a lower finance lease receivables balance in the 2019 period and the purchase by the lessee of three aircraft subject to finance leases during the third quarter of 2018.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time. The Company recorded no such revenue during the first six months of 2019. During the first six months of 2018, the Company recorded $1.6 million of such revenue, arising from cash received from the former lessee of three aircraft after such aircraft were returned to the Company by the lessee during 2017. Such amounts were not accrued at lease termination based on management’s evaluation of the creditworthiness of the lessee.

During the six months ended June 30, 2019, the Company recorded a net gain of approximately $0.3 million on the sale of an aircraft and aircraft parts and a net loss of $0.2 million on the reclassification of an aircraft from held for lease to a finance lease receivable. During the six months ended June 30, 2018, the Company recorded net gains of $9,900 on the sale of two aircraft and aircraft parts.

(ii)
Expenses

Total expenses increased by 8% to $16.5 million in the second quarter of 2019 from $15.3 million in the six months ended June 30, 2019 versus the same period of 2018. The increase was primarily a result of increases in interest expense, salaries and employee benefits and professional fees, general and administrative and other expenses and asset impairment provisions. These increases were partially offset by a decrease in management fees.

The Company’s interest expense increased by 17% to $5.4 million in the first six months of 2019 from $4.6 million in the same period of 2018, primarily as a result of a higher average debt balance, a higher average interest rate and $0.4 million of valuation charges related to the Company’s interest rate swaps.

Until the acquisition of JHC on October 1, 2018, management fees paid to JMC were based on the net book value of the Company’s aircraft and engines as well as finance lease receivable balances. After the Merger, JMC’s operating expenses, including salaries and employee benefits, became the responsibility of the Company. The total of salaries and employee benefits and professional fees, general and administrative and other expenses was approximately $2.9 million in the six months ended June 30, 2019. The total of management fees and professional fees, general and administrative and other expenses was approximately $3.9 million in the six months ended June 30, 2018. Professional fees, general and administrative and other expenses in the 2018 period included $264,200 incurred in connection with the acquisition of JHC.

During the six months ended June 30, 2019, the Company recorded impairment charges totaling $1.6 million on three aircraft and an engine held for sale, based on expected sales proceeds or appraised values. During the six months ended June 30, 2018, the Company recorded an impairment provision of $0.3 million for an asset held for lease, based on appraised value.

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

The Company was in compliance with all covenants under the Credit Facility at June 30, 2019. The Company was not in compliance with the interest coverage, debt service coverage, no-net-loss and revenue concentration covenants under the Credit Facility at December 31, 2018. The December 31, 2018 noncompliance was cured by the February 2019 amendment and restatement of the agreement governing the Credit Facility, which also revised certain of these financial covenants requirements through the February 2023 maturity date of the extended Credit Facility.

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

In order to reduce its exposure to the risk of increased interest rates, the Company entered into two Swaps in March 2019, which have an aggregate total notional amount equal to $50 million and extend through the maturity of the Credit Facility in February of 2023.

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

The Company’s primary uses of cash are for (i) purchases of assets, (ii) Credit Facility and Term Loans principal and interest payments, (iii), salaries, employee benefits and general and administrative expenses, (iv) maintenance expense and (v) reimbursement to lessees from collected maintenance reserves.

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

Management believes that the Company will have adequate cash flow to meet its ongoing operational needs, including any required repayments under the Credit Facility and Term Loans, for at least the next 12 months from the issuance of this Quarterly Report, based upon its current estimates of future revenues and expenditures. These estimates reflect assumptions about, among other things, (i) compliance by lessees with the terms and provisions of their respective leases, (ii) revenues from assets to be re-leased, (iii) the amount, timing and patterns of management and administrative expenses being borne by the Company, (iv) cost and anticipated timing of aircraft maintenance to be performed, (v) required debt payments, (vi) timely use of proceeds of unused debt capacity for additional acquisitions of income-producing assets and (vii) interest rates. Although the Company believes that the assumptions it has made in forecasting its cash flow are reasonable in light of experience, actual results could deviate from such assumptions. As discussed above, in Liquidity and Capital Resources – (a) Credit Facility, and below in Outlook and Factors that May Affect Future Results and Liquidity, there are a number of factors that may cause actual results to deviate from these forecasts. If these assumptions prove to be incorrect and the Company’s cash requirements exceed its cash flow, the Company would need to pursue additional sources of financing to satisfy these requirements, which may not be available when needed, on acceptable terms or at all. See Factors that May Affect Future Results and Liquidity below for more information about financing risks and limitations.

(i)
Operating activities

The Company’s cash flow from operations decreased by $6.4 million in the first six months of 2019 compared to the same period of 2018. As discussed below, the decrease in cash flow was primarily a result of decreases in payments received for rent and maintenance reserves, the effects of which were partially offset by a decrease in payments made for maintenance.

(A)
Payments for rent

Receipts from lessees for rent decreased by $2.8 million in the first six months of 2019 compared to the same period of 2018, primarily due to delinquencies related to one of the Company’s customers, and the sale of an aircraft during the first quarter of 2019, the effects of which were partially offset by rent for two aircraft acquired during the second quarter of 2018 and rent for an asset that was on lease in the 2019 period, but off lease in the 2018 period.

(B)
Payments for maintenance reserves

Receipts from lessees for maintenance reserves decreased by $3.5 million in the first six months of 2019 compared to the same period of 2018, primarily due to delinquencies related to one of the Company’s customers, as well as cash received in the 2018 period from the former lessee of three aircraft that were returned to the Company during 2017. Such payments were for unpaid maintenance reserves, as well as amounts due pursuant to the return conditions of the applicable leases. The Company did not accrue unpaid reserves or return condition amounts at the time of lease termination based on management’s evaluation of the creditworthiness of the lessee.  Therefore, the Company has accounted for payments from the former lessee as they are received and has recorded the amount in maintenance reserves revenue in the period in which a payment is received.

(D)
Payments for maintenance

Payments made for maintenance decreased by $2.2 million in the first six months of 2019 compared to the first six months of 2018 as a result of decreased maintenance performed by the Company on off-lease aircraft to prepare them for sale or re-lease and decreased maintenance reserves claims in the 2019 period.

(ii)
Investing activities

During the first six months of 2019 and 2018, the Company received net cash of $3.9 million and $5.8 million, respectively, from the sale of assets. During the first six months of 2018, the Company used cash of $22.6 million for acquisitions of aircraft.

(iii)
Financing activities

During the first six months of 2019 and 2018, the Company borrowed $5.1 million and $21 million, respectively, under the Credit Facility. In the same periods of 2019 and 2018, the Company repaid $40.1 million and $17.5 million, respectively, of its total outstanding debt under the Credit Facility. Such repayments were funded by excess cash flow, the sale of assets and, in 2019, proceeds from the Term Loans. During the first six months of 2019 and 2018, the Company’s special purpose entities repaid $9.2 million and $2.1 million, respectively, of UK LLC SPE Financing. During the 2019 period, the Company also repaid $3.5 million of Term Loans principal. During the first six months of 2019 and 2018, the Company paid $5.1 million and $0.1 million, respectively, for debt issuance and amendment fees.

(iv)
Off balance sheet arrangements

The Company has no material off balance sheet arrangements.

Outlook

The Company has identified five principal factors that it believes may materially affect the Company’s growth and operating results in the near term. These and other factors that could impact the Company’s business, performance and liquidity are described in more detail under Factors that May Affect Future Results and Liquidity below.

●
One of the Company’s largest customers based on operating lease revenue, a well-established European regional carrier, has accumulated a significant arrearage in payments owed under its leases with the Company for four regional jets.  The Company is monitoring the lessee's situation closely and is currently working with the lessee to address the arrearages and ensure proper maintenance of its assets, while at the same time evaluating its remedies should the lessee fail to timely remedy its lease payment arrearages. The lessee has announced that it is currently seeking additional equity to improve its financial status, which could allow the lessee to address, at least partially, its arrearage with the Company and allow the lessee to stay in compliance with its lease obligations following the new capital infusion, but there is no assurance that such financing will be consummated by the lessee. Even if consummated, an investor of new capital may require a significant concession from the lessee’s creditors in terms of forgiveness of arrearages as a condition of the investment by such investor.  If the lessee is unable to timely cure its defaults and stay in compliance with its lessee obligations, the Company has the right to terminate its leases with the lessee and repossess the aircraft.  Upon such termination, the Company would be entitled to retain the collected reserve payments and security deposits (which for each aircraft are currently in excess of the lessee’s arrearage to the Company).  Such termination could, however, have an impact on the Company’s financial results from the loss of operating lease revenue generated from the four aircraft leases while the Company seeks a replacement lessee or from maintenance expense incurred following repossession in order to make the aircraft ready for re-lease or sale.

●
The Company must source additional capital, though equity financings, additional debt financings or other alternatives, in order to grow. One of the motivations for AeroCentury’s acquisition of JHC was to remove the outside management structure of the Company, which was believed to be an impediment to attracting capital sources. There can be no assurance that the Company will be able to obtain additional capital when needed, in the amounts desired or on favorable terms, as a successful capital-raising transaction depends on many factors, many of which are outside the Company’s control.

●
On October 1, 2018, the Company acquired JHC, the sole shareholder of JMC, which has acted as the management company for the Company since the Company’s inception. The Company believes that the combination of the management function performed by JMC and the portfolio held by the Company could be accretive to the Company and could create value for the stockholders of the combined post-Merger company, but such accretion may not be realized until after transaction and integration costs in connection with the Merger have been incurred, or at all.

●
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

●
The Company has a signed purchase agreement for the sale of two turboprop aircraft that are currently off lease and classified as held for sale, and the Company expects the sales to occur in the third quarter of 2019.

Critical Accounting Policies, Judgments and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the condensed consolidated financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements or during the applicable reporting period. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected. For a further discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 1 to the Company’s condensed consolidated financial statements in this report.

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

Availability of Financing. As described above, the Company must source additional capital, through equity financings, additional debt financings or other alternatives, in order to grow. One of the current primary limitations on the Company’s ability to borrow additional amounts under its Credit Facility or incur any other additional debt financing is the covenant limitation on the Company’s maximum debt to equity ratio. As a result, unless this ratio changes due to equity financing or otherwise, the Company’s ability to rely upon the Credit Facility as a capital resource will remain limited. Additionally, although one of the motivations for AeroCentury’s acquisition of JHC was to remove the outside management structure of the Company, which was believed to be an impediment to attracting capital sources, there could be other material factors, many of which are outside of the Company’s control, that prevent or limit the Company’s ability to access additional capital. As a result, there can be no assurance that the Company will be able to obtain additional capital when needed, in the amounts desired or on favorable terms in the future.

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

Concentration of Lessees. For the quarter ended June 30, 2019, the Company’s three largest customers accounted for a total of approximately 78% of the Company’s monthly operating lease revenue. A lease default by or collection problem with one or a combination of any of these significant customers could have a disproportionately negative impact on the Company’s financial results and borrowing base under the Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. In addition, if the Company’s revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration, which could result in the negative effects of such a default as described under Noncompliance with Debt Financial Covenants, above.

As discussed in “Outlook” above, one of the Company’s largest customers based on operating lease revenue, which operates four aircraft leased by the Company, is experiencing financial difficulties and has accrued a substantial arrearage for rent and maintenance reserves. Because of the proportion of the Company’s lease revenue generated by this particular lessee, should the lessee be declared in default and the aircraft repossessed by the Company, such repossession could generate a significant unanticipated expense and the loss of rental for the aircraft while they are being remarketed and may have a significant negative impact on the Company’s financial results. The Company is monitoring the financial status of the lessee closely and its efforts to restructure and obtain additional equity to enable it to meet its obligations to the Company and other creditors, but there is no assurance that the lessee’s efforts will be successful.

Consummation of Merger May Subject the Company to Additional Risks. On October 1, 2018 the Company acquired JHC, the sole shareholder of the Company’s management company, JMC. The acquisition of JHC subjects the Company to certain risks, including the following:

●
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

●
Internalization of Management. JHC is now a wholly-owned subsidiary of the Company, and sole responsibility for management of the combined company now falls upon the Company’s management. If the Company is dissatisfied with management services, the Company will have to address the shortcomings internally, and if they cannot be resolved with existing management and personnel, the Company may be required to reorganize its management structure and/or replace personnel or seek new third-party management services, either of which could result in the Company incurring significant expense and use of resources.

●
Assumption of JHC Liabilities. By acquiring JHC in the Merger, JHC has become a wholly-owned subsidiary of the Company. To the extent that JHC or any of its subsidiaries have liabilities, these have become liabilities of the Company on a consolidated basis. Although the Merger Agreement provides for limited indemnification by JHC shareholders for certain liabilities of JHC or its subsidiaries that arise from pre-Merger occurrences and the Company performed due diligence reviews of the liabilities of JHC and its subsidiaries before completion of the Merger, the indemnification is limited to the scope of representations and warranties in the Merger Agreement, some of which have already expired, recovery under the indemnification is limited to the consideration paid by the Company to JHC’s shareholders and such due diligence reviews are inherently non-exhaustive and may not have uncovered all known or contingent liabilities or presently unknown liabilities that may emerge after the Merger’s completion.

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

Concentration of Aircraft Type. The Company’s aircraft portfolio is currently focused on a small number of aircraft types and models relative to the variety of aircraft used in the commercial air carrier market. A change in the desirability and availability of any of the particular types and models of aircraft owned by the Company could affect valuations and future rental revenues of such aircraft, and would have a disproportionately significant impact on the Company’s portfolio value. In addition, the Company is dependent on the third-party companies that manufacture and provide service for the aircraft types in the Company’s portfolio. The Company has no control over these companies, and they could decide to curtail or discontinue production of or service for these aircraft types at any time or significantly increase their costs, which could negatively impact the Company’s prospects and performance. These effects would diminish if the Company acquires assets of other types. Conversely, acquisition of additional aircraft of the types currently owned by the Company will increase the Company’s risks related to its concentration of those aircraft types.

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

General Economic Conditions and Lowered Demand for Travel. Because of the international nature of the Company’s business, a downturn in the health of the global economy could have a negative impact on the Company’s financial results. Furthermore, because the Company’s portfolio is not entirely globally diversified, a localized downturn in one of the key regions in which the Company leases assets could have a significant adverse impact on the Company. The Company’s significant sources of operating lease revenue by region are summarized in Fleet Summary – Assets Held for Lease, above.

Much of the recent growth in demand for regional aircraft has come from developing countries, and has been driven by mining or other resource extraction operations by Chinese enterprises in these countries. A downturn in the Chinese domestic economy that reduces demand for imported raw materials could have a significant negative impact on the demand for business and regional aircraft in these developing countries, including in some of the markets in which the Company does, or seeks to do, business.

Furthermore, instability arising from new U.S. sanctions or trade wars against U.S. trading partners, and the reaction by the sanctioned countries to such sanctions, or due to other factors, could have a negative impact on the Company’s customers located in regions affected by such sanctions.

Also, the withdrawal of the United Kingdom (UK) from the European Union, known as “Brexit,” could threaten “open-sky” policies under which UK-based carriers operate throughout the European Union, and European Union-based carriers operate between the UK and other European Union countries. Losing open-sky flight rights could have a significant negative impact on the health of the Company’s European lessees and, as a result, the financial performance and condition of the Company.

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

Level of Portfolio Diversification. The Company intends to continue to focus solely on regional aircraft. Although the Company invested in a limited number of turboprop aircraft types in the past, including two in 2018, the Company has also acquired several regional jet aircraft types, which now comprise a larger percentage of the Company’s portfolio based on number of aircraft and net book value. The Company may continue to seek acquisition opportunities for new types and models of aircraft used by the Company’s targeted customer base of regional air carriers. Acquisition of aircraft types not previously owned by the Company entails greater ownership risk due to the Company’s lack of experience managing those assets and the potentially different types of customers that may lease them. Conversely, the Company’s focus on a more limited set of aircraft types and solely on regional aircraft subjects the Company to risks that disproportionately impact these aircraft markets, which are described elsewhere in this discussion. As a result, the level of asset and market diversification the Company chooses to pursue could have a significant impact on its performance and results.

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

In the course of the review of the consolidated financial results of the Company for the three months and six months ended June 30, 2018, the Company identified a material weakness in its internal control over financial reporting (“Internal Control”) at June 30, 2018 related to the Company’s incorrect accounting for management fees and acquisition fees associated with the Management Agreement between JHC and the Company. Although the Company implemented controls over identifying the proper accounting treatment over the JHC acquisition and those controls operated as of December 31, 2018, the Company’s tax review control did not identify a complex component resulting in an adjustment to the tax expense in 2018. Management has determined that this deficiency constitutes a material weakness as of June 30, 2019.  Management is in the process of enhancing the tax review control related to unusual transactions the Company may encounter.

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s Disclosure Controls and concluded that the Company’s Disclosure Controls were not effective as of June 30, 2019 due to the material weakness described above.

Changes in Internal Control. No change in the Company’s Internal Control occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

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

AEROCENTURY CORP.
Date: August 8, 2019	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer