Form 10-Q
period 2019-09-30
AEROCENTURY CORP
filed 2019-11-14
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 14, 2019 was 1,545,884.

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

●
Certain industry trends and their impact on the Company and its performance, including: increasing competition that results in higher acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, downward pressure on lease rates for these aircraft; increased production of new regional aircraft in competition with used aircraft; and relatively lower market demand for older aircraft types that are no longer in production, which could cause certain of the Company’s aircraft to remain off lease for significant periods of time;

●
Expectations about the Company’s future liquidity, cash flow and capital requirements;

●
The Company’s anticipated plans for regaining compliance with the Company’s revolving credit facility with MUFG Union Bank as agent (the “Credit Facility”), the pending formulation of a Workout Plan with respect to the Company’s defaults under the Credit Facility, and the negotiation and finalization of any amendments to the Credit Facility necessary to permit the Company to execute the Workout Plan and obtain long-term compliance with the terms of the Credit Facility;

●
Actions that may be taken by the Credit Facility lenders (the “Credit Facility Lenders”) and/or forbearance by the Credit Facility Lenders of exercising remedies available to them as a result of the Company’s noncompliance with Credit Facility covenants;

●
The Company’s compliance with its term loans (the “Term Loans”) and other outstanding debt instruments, including making payments of principal and interest thereunder as and when required and complying with the financial and other covenants included in these instruments;

●
The Company’s plans regarding certain aircraft repossessed from an insolvent European carrier in the third quarter of 2019.

●
The Company’s ability to effectively hedge interest rate fluctuation risk under the Credit Facility and Term Loans, and the anticipated accounting effects of reclassifying certain interest rate swaps due to the Company’s defaults under the Credit Facility;

●
The Company’s ability to access additional sources of capital as and when needed, in the amounts desired, on terms favorable to the Company, or at all;

●
The expected impact of existing or known threatened legal proceedings;

●
The effect on the Company and its customers of complying with applicable government and regulatory requirements in the numerous jurisdictions in which the Company and its customers operate;

●
The Company’s cyber-vulnerabilities and the anticipated effects on the Company if a cybersecurity threat or incident were to materialize;

●
General economic, market, political and regulatory conditions, including anticipated changes in these conditions and the impact of such changes on customer demand and other facets of the Company’s business; and

●
The impact of the foregoing on the prevailing market price and trading volume of AeroCentury’s common stock.

All of the Company’s forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those projected or assumed by such forward-looking statements. Among the factors that could cause such differences are: the Company’s ability to develop and agree with the Credit Facility Lenders on a Workout Plan; the Company’s ability to negotiate amendments to the Credit Facility so that the Credit Facility Lenders will not exercise remedies available to them as a result of the Company’s continuing defaults under the Credit Facility; the ability to finance the payment of any required fees or costs necessary for the restructuring of the Credit Facility or related swaps; the continued compliance with the Term Loans and other debt instruments by the Company; the potential impact on the Company’s debt obligations of developments regarding LIBOR, including the potential phasing out of this metric; the Company's ability to raise capital on acceptable terms when needed and in desired amounts, or at all; the Company's ability to locate and acquire appropriate and revenue-producing assets; deterioration of the market for or appraised values of aircraft owned by the Company; the Company’s ability to retain its existing customers, or attract replacement customers or prospective purchasers for off-lease aircraft if and when existing customers are lost or become unable to maintain lease compliance; a surge in interest rates; any noncompliance by the Company's lessees with obligations under their respective leases, including payment obligations; any economic downturn or other financial crisis; the timing, rate and amount of maintenance expenses for the Company’s asset portfolio, as well as the distribution of these expenses among the assets in the portfolio; the Company's ability to internalize the management services previously performed by JMC and the costs to the Company to internally perform these services; limited trading volume in the AeroCentury’s common stock; and the other factors detailed under "Factors That May Affect Future Results and Liquidity" in Item 2 of this report. In addition, the Company operates in a competitive and evolving industry in which new risks emerge from time to time, and it is not possible for the Company to predict all of the risks it may face, nor can it assess the impact of all factors on its business or the extent to which any factor or combination of factors could cause actual results to differ from expectations. As a result of these and other potential risks and uncertainties, the Company’s forward-looking statements should not be relied on or viewed as predictions of future events.

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
AeroCentury Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2019	2018
Assets:
Cash and cash equivalents	$2,058,500	$1,542,500
Securities	-	121,000
Accounts receivable, including deferred rent of $0 and $869,600 at September 30, 2019 and December 31, 2018, respectively	1,437,200	3,967,200
Finance leases receivable, net of allowance for doubtful accounts of $3,918,000 and $0 at September 30, 2019 and December 31, 2018, respectively	12,072,800	15,250,900
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $33,648,300 and $36,675,500 at September 30, 2019 and December 31, 2018, respectively	130,948,000	184,019,900
Assets held for sale	18,361,100	10,223,300
Property, equipment and furnishings, net of accumulated depreciation of $7,800 and $2,200 at September 30, 2019 and December 31, 2018, respectively	64,700	69,100
Lease right of use, net of accumulated amortization of $303,000 at September 30, 2019	1,169,800	-
Favorable lease acquired, net of accumulated amortization of $61,700 at December 31, 2018	-	863,300
Deferred tax asset	454,800	254,900
Prepaid expenses and other assets	453,500	840,100
Total assets	$167,020,400	$217,152,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$479,100	$1,025,600
Accrued payroll	96,700	78,600
Notes payable and accrued interest, net of unamortized debt issuance costs of $4,596,800 and $674,300 at September 30, 2019 and December 31, 2018, respectively	117,682,700	131,092,200
Derivative liability	2,334,600	-
Lease liability	496,200	-
Maintenance reserves	6,034,200	28,527,500
Accrued maintenance costs	466,800	463,300
Security deposits	1,234,300	3,367,800
Unearned revenues	3,513,800	3,274,800
Deferred income taxes	4,393,100	7,537,100
Income taxes payable	172,300	497,400
Total liabilities	136,903,800	175,864,300
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,759,216 shares issued and 1,545,884 shares outstanding at September 30, 2019 and December 31, 2018	1,800	1,800
Paid-in capital	16,782,800	16,782,800
Retained earnings	17,923,400	27,540,600
Accumulated other comprehensive income	(1,554,100)	-
	33,153,900	44,325,200
Treasury stock at cost, 213,332 shares at September 30, 2019 and December 31, 2018, respectively	(3,037,300)	(3,037,300)
Total stockholders’ equity	30,116,600	41,287,900
Total liabilities and stockholders’ equity	$167,020,400	$217,152,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
Revenues and other income:
Operating lease revenue	$20,820,100	$20,460,000	$6,705,900	$7,173,200
Maintenance reserves revenue, net	16,968,400	1,629,000	16,968,400	-
Finance lease revenue	764,800	1,002,100	268,600	261,700
Net loss on sales-type finance leases	(170,600)	-	-	-
Net gain/(loss) on disposal of assets	322,000	(2,374,400)	44,000	(2,384,300)
Other income	11,200	3,800	400	1,200
	38,715,900	20,720,500	23,987,300	5,051,800
Expenses:
Provision for impairment in value of aircraft	24,923,000	2,971,500	23,354,600	2,673,300
Depreciation	9,140,700	9,420,500	2,970,000	3,328,200
Interest	7,745,000	7,086,600	2,347,600	2,467,200
Bad debt expense	3,918,000	-	3,918,000	-
Professional fees, general and administrative and other	2,627,300	1,373,400	944,900	419,400
Salaries and employee benefits	1,749,000	-	529,200	-
Insurance	409,600	235,400	130,200	77,700
Maintenance	373,100	405,400	255,900	245,300
Other taxes	88,700	67,700	25,600	22,500
Management fees	-	4,482,800	-	1,534,000
	50,974,400	26,043,300	34,476,000	10,767,600
Loss before income tax benefit	(12,258,500)	(5,322,800)	(10,488,700)	(5,715,800)
Income benefit	(2,641,400)	(1,075,200)	(2,257,300)	(1,232,100)
Net loss	$(9,617,100)	$(4,247,600)	$(8,231,400)	$(4,483,700)
Loss per share:
Basic	$(6.22)	$(3.00)	$(5.32)	$(3.16)
Diluted	$(6.22)	$(3.00)	$(5.32)	$(3.16)
Weighted average shares used in loss per share computations:
Basic	1,545,884	1,416,699	1,545,884	1,416,699
Diluted	1,545,884	1,416,699	1,545,884	1,416,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(9,617,100)	$(4,247,600)	$(8,231,400)	$(4,483,700)
Other comprehensive loss:
Unrealized losses on derivative instruments	(2,029,300)	-	(174,500)	-
Reclassification of net unrealized losses on derivative instruments to interest expense	50,100		28,000
Tax benefit related to items of other comprehensive loss	425,100	-	31,500	-
Other comprehensive loss	(1,554,100)	-	(115,000)	-
Total comprehensive loss	$(11,171,200)	$(4,247,600)	$(8,346,400)	$(4,483,700)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months and Nine Months Ended September 30, 2018 and September 30, 2019
(Unaudited)

	Number of Common Stock Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2017	1,416,699	$1,600	$14,780,100	$35,621,800	$(3,036,800)	$-	$47,366,700
Net income	-	-	-	317,300	-	-	317,300
Balance, March 31, 2018	1,416,699	1,600	14,780,100	35,939,100	(3,036,800)	-	47,684,000
Net loss	-	-	-	(81,100)	-	-	(81,100)
Balance, June 30, 2018	1,416,699	1,600	14,780,100	35,858,000	(3,036,800)	-	47,602,900
Net loss	-	-	-	(4,483,700)	-	-	(4,483,700)
Balance, September 30, 2018	1,416,699	$1,600	$14,780,100	$31,374,300	$(3,036,800)	$-	$43,119,200

Balance, December 31, 2018	1,545,884	$1,800	$16,782,800	$27,540,600	$(3,037,300)	$-	$41,287,900
Net loss	-	-	-	(1,308,200)	-	-	(1,308,200)
Accumulated other comprehensive loss	-	-	-	-	-	(427,800)	(427,800)
Balance, March 31, 2019	1,545,884	1,800	16,782,800	26,232,400	(3,037,300)	(427,800)	39,551,900
Net loss	-	-	-	(77,600)	-	-	(77,600)
Accumulated other comprehensive loss	-	-	-	-	-	(1,011,300)	(1,011,300)
Balance, June 30, 2019	1,545,884	$1,800	16,782,800	26,154,800	(3,037,300)	(1,439,100)	38,463,000
Net loss	-	-	-	(8,231,400)	-		(8,231,400)
Accumulated other comprehensive loss	-	-	-	-	-	(115,000)	(115,000)
Balance, September 30, 2019	1,545,884	$1,800	$16,782,800	$17,923,400	$(3,037,300)	$(1,554,100)	$30,116,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$8,146,400	$14,543,600
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	1,702,500	8,382,000
Proceeds from sale of assets held for sale, net of re-sale fees	5,505,400	4,366,200
Investment in aircraft parts and acquisition costs	(150,000)	(22,702,900)
Net cash provided by/(used in) investing activities	7,057,900	(9,954,700)
Financing activities:
Issuance of notes payable – Credit Facility	5,100,000	21,000,000
Repayment of notes payable – Credit Facility	(44,300,000)	(24,200,000)
Issuance of notes payable – Term Loans	44,310,000	-
Repayment of notes payable – UK LLC SPE Financing	(9,211,100)	(3,207,200)
Repayment of notes payable – Term Loans	(5,513,000)	-
Debt issuance costs	(5,074,200)	(70,000)
Net cash used in financing activities	(14,688,300)	(6,477,200)
Net increase/(decrease) in cash and cash equivalents	516,000	(1,888,300)
Cash and cash equivalents, beginning of period	1,542,500	8,657,800
Cash and cash equivalents, end of period	$2,058,500	$6,769,500

During the nine months ended September 30, 2019 and 2018, the Company paid interest totaling $6,141,300 and $6,059,600, respectively. The Company paid income taxes of $536,000 and $463,300 during the nine months ended September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

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

Financial information for AeroCentury and its consolidated subsidiaries is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period. All intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019 and related notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its annual report on Form 10-K for the fiscal year ended December 31, 2018.

(b) Going Concern

Primarily as a result of reduced values for assets included in the borrowing base of the Company’s Credit Facility because of aircraft impairment charges and bad debt expense totaling $23,923,000 and $3,918,000, respectively, during 2019, as of September 30, 2019, the Company was in default of its borrowing base covenant under the Credit Facility (the “Borrowing Base Default”), due to the outstanding balance under the Credit Facility exceeding the amount permitted under the Credit Facility by approximately $9.4 million (“Borrowing Base Deficit”). During the third quarter of 2019, the Company also recognized an impairment charge of $1,000,000 for an asset that is being sold in parts and is held for sale and not included in the Company’s Credit Facility borrowing base. The Company was also not in compliance with various covenants contained in the Credit Facility agreement, including those related to interest coverage and debt service coverage ratios and a no-net-loss requirement under the Credit Facility.

On October 15, 2019, the agent bank for the lenders under the Credit Facility (“Credit Facility Lenders”) delivered a Reservation of Rights Letter to the Company which contained notice of the Borrowing Base Default and a demand for repayment of the amount of the Borrowing Base Deficit by January 13, 2020, and also contained formal notices of default under the Credit Facility relating to the alleged material adverse effects on the Company’s business of the recent early termination of leases for three aircraft and potential financial covenant noncompliance based on the Company’s financial projections provided to the Credit Facility Lenders (the Borrowing Base Default and such other defaults referred to as the “Specified Defaults”). The Reservation of Rights Letter also informed the Company that further advances under the Credit Facility agreement would no longer be permitted due to the existence of such defaults.

On October 28, 2019, the Company entered into a Forbearance Agreement (the "Forbearance Agreement") with the Credit Facility Lenders with respect to the Credit Facility defaults. The Forbearance Agreement provides that the Credit Facility Lenders temporarily forbear from exercising default remedies for the Specified Defaults. On November 12, 2019, the Company and the Credit Facility Lenders agreed to extend the expiration date of the Credit Facility Lenders’ forbearance under the Forbearance Agreement from November 13, 2019 until December 12, 2019 (the “Forbearance Expiration Date”).

The Forbearance Agreement is intended to give the Company sufficient time to formulate a preliminary general workout plan (the “Workout Plan”) to address its noncompliance with its Credit Facility covenants, which will include details on the Company’s course of action and projected path and timeline for returning to Credit Facility compliance. The Company has engaged an investment banking advisor to assist in formulating the Workout Plan and analyzing various strategic financial alternatives to address its capital structure, including strategic and financing alternatives to restructure its indebtedness and other contractual obligations.

The Company and the Credit Facility Lenders are currently in negotiations regarding the terms of the Company’s Workout Plan. Once finalized, the Workout Plan will be submitted to the Credit Facility Lenders for approval, and if the Workout Plan is approved the Credit Facility Lenders and the Company may then need to negotiate and execute appropriate amendments (“Enabling Amendments”) to amend or restructure the Credit Facility indebtedness to allow the Company to execute its Workout Plan.

While any Enabling Amendments would be expected to resolve the Specified Defaults, a necessary element of any Workout Plan related to borrowings under the Credit Facility will be addressing any breakage fees that may be incurred because of modification or termination of all or a portion of the Company’s existing interest rate swaps (the “Credit Facility Rate Swaps”) necessitated by modifications to the underlying Credit Facility indebtedness required by the Workout Plan.

If the Workout Plan is not approved and Enabling Amendments are not executed by the Company and the Credit Facility Lenders by the Forbearance Expiration Date, or even if the Workout Plan is approved but does not achieve its anticipated results, the Credit Facility Lenders would thereafter have the right to exercise any and all remedies for default under the Credit Facility agreement. Such remedies include, but are not limited to, declaring the entire indebtedness immediately due and payable, and if the Company were unable to repay such accelerated indebtedness, foreclosing upon the assets of the Company that secure the Credit Facility indebtedness, which consist of all of the Company’s assets except for certain assets held in the Company’s single asset special purpose financing subsidiaries.

The Company’s current lack of sufficient cash to repay the accelerated Credit Facility indebtedness and the breakage costs related to the Credit Facility Rate Swaps arising from an acceleration or any potential modification of the Credit Facility indebtedness, along with the potential exercise of the Credit Facility Lenders’ remedies against the assets of the Company due to the existing Credit Facility defaults raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

(c) Use of Estimates

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

(d) Comprehensive Income

The Company reflects changes in the fair value of its interest rate swap derivatives that are designated as hedges in other comprehensive income. Such amounts are reclassified into earnings in the periods in which the hedged transaction occurs, and are included in interest expense.

(e) Finance Leases

As of September 30, 2019, the Company had four aircraft subject to sales-type finance leases and three aircraft subject to direct financing leases. All seven leases contain lessee bargain purchase options at prices substantially below the subject asset’s estimated residual value at the exercise date for the option. Consequently, the Company has classified each of these seven leases as finance leases for financial accounting purposes. For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option, as a finance lease receivable on its balance sheet, and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease. For each of the four sales-type finance leases, the Company recognized as a gain or loss the amount equal to (i) the net investment in the sales-type finance lease plus any initial direct costs and lease incentives less (ii) the net book value of the subject aircraft at inception of the applicable lease.

The Company recognized interest earned on finance leases in the amount of $268,600 and $261,700 in the quarters ended September 30, 2019 and 2018, respectively and $764,800 and $1,002,100 in the nine-month periods ended September 30, 2019 and 2018, respectively. As a result of payment delinquencies by two customers that lease three of the Company’s aircraft subject to finance leases, during the third quarter of 2019, the Company recorded a bad debt allowance of $3,918,000.

(f) Interest Rate Hedging

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

If at any time after designation of a cash flow hedge, such as those entered into by the Company, it is no longer probable that the forecasted cash flows will occur, hedge accounting is no longer permitted and a hedge is “dedesignated.” After dedesignation, if it is still considered reasonably possible that the forecasted cash flows will occur, the amount previously recognized in other comprehensive income will continue to be reversed as the forecasted transactions affect earnings. However, if after dedesignation it is probable that the forecasted transactions will not occur, amounts deferred in accumulated other comprehensive income are recognized in earnings immediately.

As noted in Note 12, in October 2019 the Company became aware that, as a result of certain defaults under its Credit Facility, certain of the forecasted transactions related to its Credit Facility Rate Swaps are no longer probable of occurring and, hence, those swaps were dedesignated from hedge accounting at that time.

(g) Recent Accounting Pronouncements

Topic 842

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”) in the Accounting Standards Codification (“ASC”). Topic 842 substantially modifies lessee accounting for leases, requiring that lessees recognize lease assets and liabilities for leases extending beyond one year. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted Topic 842 on January 1, 2019, electing to apply its provisions on the date of adoption and to record the cumulative effect as an adjustment to retained earnings. Lessor accounting under Topic 842 is similar to the prior accounting standard and the Company has elected to apply practical expedients under which the Company will not have to reevaluate whether a contract is a lease, the classification of its existing leases or its capitalized initial direct costs. In addition, the Company, as lessor, has elected the practical expedient to combine lease and non-lease components as one combined component for its leased aircraft for purposes of determining whether that combined component should be accounted for under Topic 606, which establishes rules that affect the amount and timing of revenue recognition for contracts with customers, or Topic 842.

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

Lessee reporting was changed by the new standard, requiring that the balance sheet reflect a liability for most operating lease obligations as well as a “right of use” asset. As such, in January 2019, the Company was required to record a lease obligation of approximately $600,000 in connection with the lease of its headquarters office, and to increase the capitalized leasehold interest / right of use asset by a similar amount upon adoption, as discussed in Note 6. There was no effect on retained earnings recorded as a result of adoption of the standard. The Company did not elect the lessee practical expedient to combine the lease and non-lease components.

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

ASU 2018-13

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). ASU 2018-13 was promulgated for the purpose of simplifying disclosures related to fair values by eliminating certain disclosures previously required (including, with respect to public companies, the amount of and reasons for transfers between Level 1 and Level 2 of the hierarchy, the policy for timing of the transfers between levels, and the valuation process for Level 3 fair value measurements), as well as modifying other disclosure requirements. Additional disclosures are also required by ASU 2018-13, including (i) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements (although disclosure of other quantitative information in lieu of weighted average is permitted if it is determined that such would be a more reasonable and rational method to reflect distribution of unobservable inputs). Adoption is required for years beginning after December 31, 2019, although early adoption is permitted. The Company has chosen to early adopt ASU 2018-13 and there was no effect on the Company’s financial statements.

2. Aircraft Lease Assets

As discussed in Note 1, the Company adopted Topic 842 on January 1, 2019, and elected to use certain practical expedients that resulted in continuing the classification of capitalized indirect cost associated with its operating and finance leases. As such, there was no adjustment to its accounts related to the carrying value of its sales-type and finance leases, assets held for lease or capitalized initial direct costs, and its leases continue to be accounted for in the same manner as they had been before adoption of the new accounting standard.

The Company’s leases are normally “triple net leases” under which the lessee is obligated to bear all costs, including tax, maintenance and insurance, on the leased assets during the term of the lease. In most cases, the lessee is obligated to provide a security deposit or letter of credit to secure its performance obligations under the lease, and in some cases is required to pay maintenance reserves based on utilization of the aircraft, which reserves are available for qualified maintenance costs during the lease term and may or may not be refundable at the end of the lease. Typically, the leases also contain minimum return conditions, as well as an economic adjustment payable by the lessee (and in some instances by the lessor) for amounts by which the various aircraft or engine components are worse or better than a targeted condition set forth in the lease. Some leases contain renewal or purchase options, although the Company’s sales-type and finance leases all contain a bargain purchase option at lease end which the Company expects the lessees to exercise or require that the lessee purchase the aircraft at lease-end for a specified price.

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

The Company evaluates the expected return on its leased assets by considering both the rents receivable over the lease term, any expected additional consideration at lease end, and the residual value of the asset at the end of the lease. In some cases, the Company depreciates the asset to the expected residual value because it expects to sell the asset at lease end; in other cases, it may expect to re-lease the asset to the same or another lessee and the depreciation term and related residual value will differ from the initial lease term and initial residual value. Residual value is estimated by considering future estimates provided by independent appraisers, although it may be adjusted by the Company based on expected return conditions or location, specific lessee considerations, or other market information.

Two of the Company’s operating lease assets are subject to manufacturer residual value guarantees at the end of their lease terms in the fourth quarter of 2020 and totaling approximately $20 million. Three additional aircraft are subject to residual value guarantees, but the Company expects to retain the aircraft after the date of such guarantees and re-lease them to the current or other lessees. The Company considers the best market for managing and/or selling its assets at the end of its leases, although it does not expect to retain ownership of the assets under finance leases given the lessees’ bargain purchase options or required purchase.

(a) Assets Held for Lease

At September 30, 2019 and December 31, 2018, the Company’s aircraft and aircraft engines held for lease consisted of the following:

	September 30, 2019		December 31, 2018
Type	Number Owned	% of net book value	Number owned	% of net book value
Regional jet aircraft	11	83%	13	81%
Turboprop aircraft	2	17%	4	18%
Engines	-	-%	1	1%

The Company did not purchase or sell any aircraft held for lease during the third quarter of 2019. During the quarter, the Company terminated the leases for four of its aircraft held for lease as a result of significant past due payments from the customer and repossessed the aircraft. The customer subsequently ceased operations and declared bankruptcy. The Company applied the security deposits and a portion of collected maintenance reserves it held to the past due rent due from the customer and recorded $16,968,400 of maintenance reserves revenue for the balance of the collected maintenance reserves. The Company also recorded impairment losses totaling $22,339,600 for the four aircraft based on appraised values for three of the aircraft and expected sales proceeds for the fourth aircraft, and reclassified two of the aircraft to held for sale. As a result of the lease terminations, the appraised values were based on the maintenance-adjusted condition of the aircraft, rather than the previous basis, which reflected future cash flows under the leases.

Two of the Company’s aircraft held for lease were off lease at September 30, 2019. As discussed below, the Company has four off-lease aircraft that are held for sale: (i) a turboprop aircraft that was reclassified to held for sale in the third quarter of 2018, for which the Company has a sale agreement and deposit and expects the sale to occur in the fourth quarter of 2019, (ii) a turboprop aircraft that was reclassified to held for sale in the third quarter of 2018 and is subject to a short-term lease and (iii) two regional jet aircraft that were reclassified to held for sale in the third quarter of 2019, one of which the Company expects to sell during the fourth quarter of 2019.

As of September 30, 2019, minimum future lease revenue payments receivable under non-cancelable operating leases were as follows:

Years ending December 31

Remainder of 2019	$4,776,400
2020	17,421,200
2021	10,319,700
2022	8,567,300
2023	8,567,300
Thereafter	8,446,200
$58,098,100

The remaining weighted average lease term of the Company’s assets under operating leases was 37 months and 58 months at September 30, 2019 and December 31, 2018, respectively.

(b) Sales-Type and Finance Leases

As a result of a lease amendment containing a purchase option for an older aircraft at lease end during the second quarter of 2019, the Company reclassified an asset that was previously held for lease to a sales-type finance lease receivable and recorded a loss of $170,600.

During the second quarter of 2019, the Company also amended the sales-type leases for two aircraft to accommodate the lessee’s request to transfer a portion of future lease payment obligations from one of the leases to the other, as well as to assign one of the leases and related aircraft to a different lessee. Payments for both leases were also amended to reflect a higher implicit interest rate, such that the fair value of the leases after amendment equaled the carrying value of the leases before the amendment. No gain or loss was recognized as a result of these lease modifications. As a result of payment delinquencies by these two customers, during the third quarter of 2019, the Company recorded a bad debt allowance of $3,918,000.

At September 30, 2019 and December 31, 2018, the net investment included in sales-type finance leases and direct financing leases receivable were as follows:

	September 30, 2019	December 31, 2018
Gross minimum lease payments receivable	$17,286,300	$17,107,100
Less unearned interest	(1,295,500)	(1,856,200)
Finance leases receivable	$15,990,800	$15,250,900

As of September 30, 2019, minimum future payments receivable under finance leases were as follows:

Years ending December 31

Remainder of 2019	$5,279,600
2020	4,708,200
2021	5,085,400
2022	2,213,100
$17,286,300

The remaining weighted average lease term of the Company’s assets under sales-type and finance leases was 20 months and 32 months at September 30, 2019 and December 31, 2018, respectively.

3. Assets Held for Sale

As discussed in Note 2(a), during the third quarter of 2019, the Company reclassified two regional jet aircraft that had been held for lease to held for sale upon repossession from a customer.

Assets held for sale at September 30, 2019 included these two regional jet aircraft and two turboprop aircraft, one of which is subject to a short-term operating lease, and airframe parts from two turboprop aircraft. During the third quarter of 2019, the Company recorded an impairment loss of $1,000,000 related to the airframe parts from one of the aircraft, based on estimated sales proceeds.

During the third quarter of 2019, the Company received $220,500 in cash and accrued $77,000 in receivables for parts sales. These amounts were accounted for as follows: $142,100 reduced accounts receivable for parts sales accrued in the second quarter of 2019; $131,900 reduced the carrying value of the parts; and $23,500 was recorded as gains in excess of the carrying value of the parts. During the third quarter of 2018, the Company received $89,200 in cash and accrued $92,400 in receivables for parts sales. These amounts were accounted for as follows: $41,100 reduced accounts receivable for parts sales accrued in the second quarter of 2018, $124,500 reduced the carrying value of the parts, and $16,000 was recorded as gains in excess of the carrying value of the parts.

4. Notes Payable and Accrued Interest

At September 30, 2019 and December 31, 2018, the Company’s notes payable and accrued interest consisted of the following:

	September 30, 2019	December 31, 2018
Credit Facility:
Principal	$83,200,000	$122,400,000
Unamortized debt issuance costs	(3,570,500)	(674,300)
Accrued interest	181,300	139,300
Special purpose financing:
Principal:
UK SPE Financing	-	9,211,200
Term Loans	38,796,900	-
Unamortized debt issuance costs	(1,026,300)	-
Accrued interest	101,300	16,000
	$117,682,700	$131,092,200

(a) Credit Facility

As discussed below, as a result of the Forbearance Agreement, the maximum availability under the Company’s Credit Facility, which is provided by a syndicate of banks, was reduced from $145 million (with the ability for the Company to request an increase up to $160 million) to $115 million (with the ability for the Company to request an increase up to $130 million). Borrowings under the Credit Facility bear interest at floating rates that reset periodically to a market benchmark rate plus a credit margin, and the Company is obligated to pay a quarterly fee on any unused portion of the Credit Facility at a rate of 0.50%. As required under the Credit Facility agreement, within 30 days after closing of the financing, the Company entered into an interest rate protection derivative instrument with respect to $50 million of its Credit Facility debt.

The borrowings under the Credit Facility agreement are secured by a first priority lien on all of the Company's assets, including the Company’s aircraft portfolio, except those aircraft that are subject to the Term Loans. The Credit Facility agreement requires the Company to comply with certain covenants relating to payment of taxes, preservation of existence, maintenance of property and insurance, and periodic financial reporting, as well as compliance with several financial ratio covenants. The Credit Facility agreement restricts the Company with respect to certain corporate level transactions and transactions with affiliates or subsidiaries without consent of the Credit Facility Lenders. Events of default under the Credit Facility agreement include failure to make a required payment within three business days of a due date or to comply with other obligations (subject to specified cure periods for certain events of default), a default under other indebtedness of the Company, and a change in control of the Company. Remedies for default include acceleration of the outstanding debt and exercise of any remedies available under applicable law, including foreclosure on the collateral securing the borrowings under the Credit Facility.

Primarily as a result of reduced values for assets included in the borrowing base of the Company’s Credit Facility because of aircraft impairment charges and bad debt expense totaling $23,923,000 and $3,918,000, respectively, during 2019, as of September 30, 2019, the Company had a Borrowing Base Default due to the outstanding balance under the Credit Facility exceeding the amount permitted under the Credit Facility by approximately $9.4 million. The Company was also not in compliance with various covenants contained in the Credit Facility agreement, including those related to interest coverage and debt service coverage ratios and a no-net-loss requirement under the Credit Facility.

On October 15, 2019, the agent bank for the Credit Facility Lenders delivered a Reservation of Rights Letter to the Company which contained notice of the Borrowing Base Default and a demand for repayment of the amount of the Borrowing Base Deficit by January 13, 2020, and also contained formal notices of other default under the Credit Facility agreement relating to the alleged material adverse effects on the Company’s business of the recent early termination of leases for three aircraft and potential financial covenant noncompliance based on the Company’s financial projections provided to the Credit Facility Lenders. The Reservation of Rights Letter also informed the Company that further advances under the Credit Facility agreement would no longer be permitted due to the existence of such defaults.

In October and November 2019, the Company and the Credit Facility Lenders entered into the Forbearance Agreement and an amendment extending the Forbearance Agreement, which provides that the Credit Facility Lenders forbear until December 12, 2019 from exercising default remedies for the Specified Defaults unless defaults other than Specified Defaults occur under (i) the Credit Facility, (ii) any term loan indebtedness of the Company’s special purpose subsidiaries, or (iii) the Forbearance Agreement. The Forbearance Agreement (i) reduces the maximum availability under the Credit Facility to $115 million (with the ability for the Company to request an increase up to $130 million), (ii) allows the Company to continue to use LIBOR as its benchmark interest rate and (iii) increases the margin on the Company’s LIBOR-based loans under the Credit Facility from a maximum of 3.75% to 6.00%. The Company also paid a fee of $181,250 on October 28, 2019 and will pay an additional $225,000 no later than the Forbearance Expiration Date.

During the forbearance period under the Forbearance Agreement, the Company intends to formulate a Workout Plan to address the noncompliance with its Credit Facility covenants and negotiate a longer term amendment with its existing Credit Facility Lenders to address covenant compliance in the Credit Facility agreement. The Company has engaged an investment banking advisor to assist in formulating the Workout Plan and analyzing various strategic financial alternatives to address its capital structure, including strategic and financing alternatives to restructure its indebtedness and other contractual obligations.

If the Workout Plan is not approved and Enabling Amendments are not executed by the Company and the Credit Facility Lenders by the Forbearance Expiration Date, or even if the Workout Plan is approved but does not achieve its anticipated results, the Credit Facility Lenders would thereafter have the right to exercise any and all remedies for default under the Credit Facility agreement. Such remedies include, but are not limited to, declaring the entire indebtedness immediately due and payable, and if the Company were unable to repay such accelerated indebtedness, foreclosing upon the assets of the Company that secure the Credit Facility indebtedness, which consist of all of the Company’s assets except for certain assets held in the Company’s single asset special purpose financing subsidiaries.

As of December 31, 2018, the Company was not in compliance with the interest coverage, debt service coverage, no-net-loss and revenue concentration covenants under the Credit Facility. The noncompliance resulted primarily from the Company recording aircraft impairment charges and losses on sale of aircraft totaling $3,408,700 during 2018. The Credit Facility agreement was amended in February 2019 to, among other things, extend the maturity date of the Credit Facility, cure the December 31, 2018 noncompliance and revise the compliance requirements through the extended maturity date of the Credit Facility.

The unused amount of the Credit Facility was $61,800,000 and $47,600,000 as of September 30, 2019 and December 31, 2018, respectively. The weighted average interest rate on the Credit Facility was 5.81% and 5.92% at September 30, 2019 and December 31, 2018 respectively.

(b) Term Loans

On February 8, 2019, the Company, through four wholly-owned subsidiary limited liability companies (“LLC Borrowers”), entered into a term loan agreement with the U.S. branch of a German bank (“Term Loan Lender”) that provides for six separate term loans with an aggregate principal amount of $44.3 million. Each of the Term Loans is secured by a first priority security interest in a specific aircraft (“Term Loan Collateral Aircraft”) owned by an LLC Borrower, the lease for such aircraft, and a pledge by the Company of its membership interest in each of the LLC Borrowers, pursuant to a Security Agreement (the “Security Agreement”) among the LLC Borrowers and a security trustee, and certain pledge agreements. Two of the Term Loan Collateral Aircraft that are owned by the Company’s two UK special purpose entities were previously financed using special purpose financing. The interest rates payable under the Term Loans vary by aircraft, and are based on a fixed margin above either 30-day or 3-month LIBOR. The proceeds of the Term Loans were used to pay down the Credit Facility and pay off the UK LLC SPE Financing. The maturity of each Term Loan varies by aircraft, with the first Term Loan maturing in October 2020 and the last Term Loan maturing in May 2025. The debt under the Term Loans is expected to be fully amortized by rental payments received by the LLC Borrowers from the lessees of the Term Loan Collateral Aircraft during the terms of their respective leases and remarketing proceeds.

The Term Loans include covenants that impose various restrictions and obligations on the LLC Borrowers, including covenants that require the LLC Borrowers to obtain the Term Loan Lender’s consent before they can take certain specified actions, and certain events of default. If an event of default occurs, subject to certain cure periods for certain events of default, the Term Loan Lender would have the right to terminate its obligations under the Term Loans, declare all or any portion of the amounts then outstanding under the Term Loans to be accelerated and due and payable, and/or exercise any other rights or remedies it may have under applicable law, including foreclosing on the assets that serve as security for the Term Loans.

5. Derivative Instruments

The Company was not party to any derivative instruments in 2018.

In the first quarter of 2019, the Company entered into eight fixed pay/receive variable interest rate swaps (the “Swaps”).

Six of the Swaps were entered into by the LLC Borrowers and have reduced notional amounts that mirror the amortization under the six Term Loans entered into by the LLC Borrowers, effectively converting each of the six Term Loans from a variable to a fixed interest rate, ranging from 5.38% to 6.30%. Each of these six Swaps extend for the duration of the corresponding Term Loan, with maturities from 2020 through 2025.

The other two Swaps, the Credit Facility Rate Swaps, were entered into by AeroCentury and have notional amounts that total $50 million and extend through the maturity of the Credit Facility in February of 2023. Under the ISDA agreement for these Swaps, defaults under the Credit Facility give the Swap counterparty the right to terminate the Swaps with any breakage costs being the liability of the Company. The counterparty has agreed under the Forbearance Agreement to refrain from exercising any termination or other remedies as a result of the Company’s defaults under the Credit Facility during the forbearance period under the Forbearance Agreement.

The Company entered into the Swaps in order to reduce its exposure to the risk of increased interest rates. With respect to the six Swaps entered into by the LLC Borrowers, the Swaps were deemed necessary so that the anticipated cash flows of such entities, which arise entirely from the lease rents for the aircraft owned by such entities, would be sufficient to make the required Term Loan principal and interest payments, thereby preventing default so long as the lessees met their lease rent payment obligations. The two Swaps entered into by AeroCentury protect against the exposure to interest rate increases on $50 million of the Company’s Credit Facility debt.

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

The Company has designated seven of the Swaps as cash flow hedges. Changes in the fair value of the hedged swaps are included in other comprehensive income, which amounts are reclassified into earnings in the period in which the transaction being hedged affects earnings (i.e., with future settlements of the Swaps). One of the Swaps is not eligible under its terms for hedge treatment. Changes in fair value of non-hedge derivatives are reflected in earnings in the periods in which they occur.

In October 2019, the Company concluded that the forecasted cash flows intended to be hedged by the Credit Facility Rate Swaps (with a total nominal value of $50 million) are not probable of occurring as a result of the defaults under the Credit Facility. Therefore, those swaps will no longer be subject to hedge accounting and future changes in fair market value will be recognized in earnings as they occur. As discussed in Note 12, to the extent the Company determines that it is not reasonably possible that some or all of the forecasted cash flows (i.e. interest payments) will occur, the amount of accumulated other comprehensive income related to such cash flows will be recognized as an expense at such time, presumably in the fourth quarter of 2019.

The Company has reflected the following amounts in its income and other comprehensive income amounts:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
Change in value of Swaps	$455,100	$- -	$3,700	$-
Other items	7,100	-	28,000	-
Included in interest expense	$462,200	$-	$31,700	$-

The following amount was included in other comprehensive income, before tax:

Change in value of hedged Swaps	$(1,979,200)	$-	$(146,500)	$-

Approximately $550,200 of the current balance of accumulated other comprehensive income is expected to be reclassified in the next twelve months, although certain additional amounts may be recognized in the event the Company determines that some of the forecasted cash flows that are intended to be hedged under the Credit Facility Rate Swaps related to its Credit Facility are probable of not occurring.

At September 30, 2019, the fair value of the Company’s Swaps was as follows:

Designated interest rate hedges fair value	$(2,259,400)
Other interest rate swap	(75,200)
Total derivative (liability)	$(2,334,600)

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The swap counterparties for the Swaps are large financial institutions in the United States that possess an investment grade credit rating. Based on this rating, the Company believes that the counterparties are creditworthy and that their continuing performance under the hedging agreements is probable.

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

The lease liability associated with the office lease was calculated by discounting the fixed, minimum lease payments over the remaining lease term, including the below-market extension periods, at a discount rate of 7.25%, which represents the Company’s estimate of the incremental borrowing rate for a collateralized loan for the type of underlying asset that was the subject of the office lease at the time the lease liability was evaluated. The Company estimates that the future minimum lease commitments for base rent of its office space were as follows as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
2019	$49,100	$193,500
2020	196,400	196,400
2021	199,300	199,300
2022	101,100	101,100
	545,900	$690,300
Discount	(49,700)
Lease liability at September 30, 2019	$496,200

During the quarter ended September 30, 2019, the Company recognized amortization, finance costs and other expense related to the office lease as follows:

Fixed rental expense during the quarter	$110,900
Variable lease expense	20,000
Total lease expense during the quarter	$130,900

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of September 30, 2019, the Company measured the fair value of its interest rate swaps of $88,796,900 (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The Swaps had a net fair value of negative $2,229,100 as of September 30, 2019. In the quarter and nine months ended September 30, 2019, $43,000 and $451,400 respectively, was realized through the income statement as an increase in interest expense.

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$15,300	$15,300	$-	$-	$656,400	$656,400	$-	$-
Derivatives	(2,334,600)	-	(2,334,600)	-	-	-	-	-
Total	$(2,319,300)	$15,300	$(2,334,600)	$-	$656,400	$656,400	$-	$-

There were no transfers between Level 1 and Level 2 in either the second quarters or nine months ended September 30, 2019 or 2018, and there were no transfers into or out of Level 3 during the same periods.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and these and other assets held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. These are considered Level 3 within the fair value hierarchy. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the asset’s carrying value exceeds its fair value. The Company recorded impairment charges totaling $23,354,600 on two of its assets held for lease and three of its assets held for sale in the third quarter of 2019, which had a fair value of $36,256,500. The Company recorded impairment charges totaling $2,673,300 on four of its aircraft held for sale in the third quarter of 2018.

The following table shows, by level within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018:

	Assets Written Down to Fair Value								Total Losses
	September 30, 2019				December 31, 2018				For the Nine Months Ended September 30,
		Level				Level
	Total	1	2	3	Total	1	2	3	2019	2018
Assets held for sale	$18,196,500	$ -	$ -	$18,196,500	$5,800,000	$ -	$ -	$5,800,000	$11,424,900	$805,000

During the nine months ended September 30, 2019, the Company recorded impairment losses of (i) $7,031,400 based on estimated sales amounts and (ii) $17,891,600 based on third-party appraisals.

There were no transfers between Level 1 and Level 2 in either the second quarters or nine months ended September 30, 2019, and there were no transfers into or out of Level 3 during the same periods.

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable, amounts borrowed under the Credit Facility, notes payable under special purpose financing and its derivative instruments. The fair value of accounts receivable, accounts payable and the Company’s maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments because of their short-term maturities. The fair value of finance lease receivables approximates the carrying value as discussed in Note 1(e). The fair value of the Company’s derivative instruments is discussed in Note 5 and in this note above in “Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis.”

Borrowings under the Company’s Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin. The Company believes the effective interest rate under the Credit Facility approximates current market rates for such indebtedness at the dates of the condensed consolidated balance sheets, and therefore that the outstanding principal and accrued interest of $83,381,300 and $122,539,300 at September 30, 2019 and December 31, 2018, respectively, approximate their fair values on such dates. The fair value of the Company’s outstanding balance of its Credit Facility is categorized as a Level 3 input under the GAAP fair value hierarchy.

Before their repayment in February 2019 in connection with the Term Loans refinancing, the amounts payable under the UK LLC SPE Financing were payable through the fourth quarter of 2020 and bore a fixed rate of interest. As discussed above, during February 2019, the UK LLC SPE Financing and four assets that previously served as collateral under the Credit Facility were refinanced using the Term Loans. The Company believes the effective interest rate under the special purpose financings approximates current market rates for such indebtedness at the dates of the condensed consolidated balance sheets, and therefore that the outstanding principal and accrued interest of $38,898,200 and $9,227,200 approximate their fair values at September 30, 2019 and December 31, 2018, respectively. Such fair value is categorized as a Level 3 input under the GAAP fair value hierarchy.

There were no transfers in or out of assets or liabilities measured at fair value under Level 3 during the nine months ended September 30, 2019 and 2018.

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

During the quarter and nine months ended September 30, 2019, the Company accrued no expenses related to the Merger transaction. During the quarter and nine months ended September 30, 2018, the Company accrued $77,200 and $341,400 of expenses related to the Merger transaction. Such expenses are included in professional fees, general and administrative and other in the Company’s condensed consolidated statements of operations.

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

10. Computation of (Loss)/Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(9,617,100)	$(4,247,600)	$(8,231,400)	$(4,483,700)
Weighted average shares outstanding for the period	1,545,884	1,416,699	1,545,884	1,416,699
Basic loss per share	$(6.22)	$(3.00)	$(5.32)	$(3.16)
Diluted loss per share	$(6.22)	$(3.00)	$(5.32)	$(3.16)

Basic (loss)/earnings per common share is computed using net loss and the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed using net (loss)/income and the weighted average number of common shares outstanding, assuming dilution. Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period.

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

In April 2018, subsequent to the execution of the Merger Agreement for the acquisition of JHC, JHC agreed to waive its right to receive management and acquisition fees (“Contract Fees”) otherwise owed by the Company to JHC pursuant to the Management Agreement for all periods after March 31, 2018 and until the earlier of the consummation of the Merger or August 15, 2018. In return, the Company agreed to reimburse JMC for expenses (“Management Expense”) incurred in providing management services set forth under the Management Agreement. In July 2018, JHC agreed to extend the expiration of this agreement (the “Waiver and Reimbursement Agreement”) through October 15, 2018. Thus, if the Merger Agreement was terminated on or before October 15, 2018 or the Merger did not close by October 15, 2018, the Company would have become obligated to pay JMC any excess (the “JMC Margin”) of (i) the Contract Fees that would have been paid to JMC since April 1, 2018 in the absence of the Waiver and Reimbursement Agreement over (ii) the Management Expenses actually paid by the Company to JMC since April 1, 2018. For the quarter and nine months ended September 30, 2018, Contract Fees exceeded the reimbursed Management Expense by $525,900 of management fees and $494,400 of acquisition fees. Notwithstanding the Waiver and Reimbursement Agreement, until the closing or termination of the Merger Agreement, the Company accrued as an expense the total Contract Fees that would have been due under the Management Agreement. Because the Merger closed on October 1, 2018, the Waiver and Reimbursement Agreement for the period from April 1, 2018 through September 30, 2018 was considered in the acquisition accounting for the calculation of the settlement loss recognized by the Company when the Merger was consummated.

The Company incurred management fees of $1,534,000 and $4,482,800 during the three months and nine months ended September 30, 2018, respectively. Acquisition fees incurred during the same periods totaled $494,400.

12. Subsequent Events

In October and November 2019, the Company, agent bank and the Credit Facility Lenders entered into the Forbearance Agreement and an amendment extending the Forbearance Agreement with respect to the Specified Defaults. The Forbearance Agreement provides that the Credit Facility Lenders temporarily forbear from exercising default remedies under the Credit Facility for the Specified Defaults under the Credit Facility and reduce the maximum availability under the Credit Facility to $115 million. The Forbearance Agreement will be in effect until December 12, 2019, unless defaults other than Specified Defaults occur under (i) the Credit Facility, (ii) any term loan indebtedness of the Company’s special purpose subsidiaries, or (iii) the Forbearance Agreement. The Forbearance Agreement allows the Company to continue to use LIBOR as its benchmark interest rate, but increases the margin on the Company’s LIBOR-based loans under the Credit Facility from a maximum of 3.75% to 6.00%. The Company also paid a fee of $181,250 on October 28, 2019 and will pay an additional $225,000 no later than the Forbearance Expiration Date.

During the forbearance period under the Forbearance Agreement, the Company intends to formulate a Workout Plan to address its noncompliance with its Credit Facility covenants and negotiate a longer term amendment with its existing Credit Facility Lenders to address covenant compliance in the Credit Facility agreement. The Company has engaged an investment banking advisor to assist in formulating the Workout Plan and analyzing various strategic financial alternatives to address its capital structure, including strategic and financing alternatives to restructure its indebtedness and other contractual obligations.

In early October 2019, the Company determined that it was no longer probable that forecasted cash flows for the Credit Facility Rate Swaps with a nominal value of $50 million would occur as scheduled as a result of the Company’s defaults under such facility, and the Company therefore was required to dedesignate those swaps. To the extent the Company determines the forecasted interest payments are still reasonably possible, amounts previously recognized in accumulated other comprehensive income will remain there until the forecasted cash flows impact earnings. If it is determined that it is probable the hedged variable cash flows will not occur, the associated amount in accumulated other comprehensive income will be recognized immediately in earnings as an expense. The Company has commenced negotiations with the Credit Facility Lenders regarding a restructuring of the hedged variable debt, but has not yet determined which, if any, amounts of forecasted cash flow will probably not occur, and therefore has not yet determined whether any, or how much, of the accumulated other comprehensive income will be recognized in connection with such restructuring.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018 and the audited consolidated financial statements and notes included therein (collectively, the “2018 Annual Report”), as well as the Company’s unaudited condensed consolidated financial statements and the related notes included in this report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, the Company has presumed that readers have access to and have read the disclosure under the same heading contained in the 2018 Annual Report. This discussion and analysis contains forward-looking statements. Please see the cautionary note regarding these statements at the beginning of this report.

Overview

The Company provides leasing and finance services to regional airlines worldwide. The Company is principally engaged in leasing its aircraft portfolio, primarily consisting of mid-life regional aircraft, through operating leases and finance leases to its globally diverse customer base of nine airlines in seven countries. In addition to leasing activities, the Company sells aircraft from its operating lease portfolio to third parties, including other leasing companies, financial services companies, and airlines. Its operating performance is driven by the composition of its aircraft portfolio, the terms of its leases, and the interest rate of its debt, as well as asset sales.

During the third quarter of 2019, the Company terminated the leases for and repossessed four of its aircraft held for lease as a result of significant past due payments from the customer. The customer, a European regional airline and one of the Company’s largest customers based on operating lease revenue, subsequently ceased operations and declared bankruptcy. The Company applied the security deposits and a portion of collected maintenance reserves it held to past due rent due from the customer and recorded $17.0 million of maintenance reserves revenue for the balance of the collected maintenance reserves. The Company also recorded impairment losses totaling $22.3 million for the four aircraft based on appraised values or expected sales proceeds, and reclassified two of the aircraft from held for lease to held for sale. As a result of the lease terminations, the appraised values were based on the maintenance-adjusted condition of the aircraft, rather than the previous basis, which reflected future cash flows under the leases. During the third quarter, the Company also recorded impairment losses of $15,000 on another of its aircraft held for sale and $1.0 million related to airframe parts that are held for sale, both of which were based on estimated sales proceeds. As a result of payment delinquencies by two other customers that lease three of the Company’s aircraft subject to finance leases, during the third quarter of 2019, the Company also recorded a bad debt allowance of $3.9 million.

The Company purchased no aircraft during the third quarter of 2019. During the same period, the Company sold one aircraft and an engine that been held for sale and reclassified two aircraft from held for lease to held for sale. The Company ended the quarter with a total of thirteen aircraft held for lease, with a net book value of approximately $131 million. This represents a 29% decrease compared to the net book value of the Company’s aircraft and engines held for lease at December 31, 2018. In addition to the aircraft held for lease at quarter-end, the Company held seven aircraft subject to finance leases and held six aircraft for sale, two of which are being sold in parts.

Average portfolio utilization was approximately 97% and 93% during the third quarters of 2019 and 2018, respectively. The year-to-year increase was due to sales during 2018 and 2019 of assets that were off lease in the 2018 period.

As of September 30, 2019, the Company owed $83.2 million in principal amount and $0.2 million in accrued interest under its Credit Facility, and $38.8 million in principal amount and $0.1 million in accrued interest under the Term Loans. In February 2019, the Credit Facility, which was to expire on May 31, 2019, was extended to February 19, 2023, and was amended in certain other respects as described under Liquidity and Capital Resources, below. Also, in February 2019, the Company refinanced, using new non-recourse Term Loans with an aggregate principal of $44.3 million, four aircraft that previously served as collateral under the Credit Facility and two aircraft that previously served as collateral under special purpose subsidiary financings.

The unused available borrowing capacity under the Company’s Credit Facility was $61.8 million as of September 30, 2019. However, primarily as a result of reduced values for assets included in the borrowing base of the Credit Facility because of aircraft impairment charges and bad debt expense totaling $23.9 million and $3.9 million, respectively, during 2019, most of which was recorded in the third quarter following the aircraft repossessions and payment delinquencies discussed above and which collectively reduced the collateral value of certain of the Company’s assets, as of September 30, 2019, the Company was in default of its borrowing base covenant under the Credit Facility (“Borrowing Base Default”) due to the outstanding balance under the Credit Facility exceeding the amount permitted under the Credit Facility by approximately $9.4 million (“Borrowing Base Deficit”). During the third quarter, the Company also recognized an impairment charge of $1.0 million for an asset that is being sold in parts and is held for sale and not included in the Company’s Credit Facility borrowing base. The Company was also not in compliance with various covenants contained in the Credit Facility agreement, including those related to interest coverage and debt service coverage ratios and a no-net-loss requirement under the Credit Facility.

On October 15, 2019, the agent bank for the Credit Facility Lenders delivered a Reservation of Rights Letter to the Company which contained notice of the Borrowing Base Default and a demand for repayment of the amount of the Borrowing Base Deficit by January 13, 2020, and also contained formal notices of default under the Credit Facility relating to the alleged material adverse effects on the Company’s business of the recent early termination of leases for three aircraft and potential financial covenant noncompliance based on the Company’s financial projections provided to the Credit Facility Lenders (the Borrowing Base Default and such other defaults referred to as the “Specified Defaults”). The Reservation of Rights Letter also informed the Company that further advances under the Credit Facility agreement would no longer be permitted due to the existence of such defaults.

On October 28, 2019, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with the Credit Facility Lenders with respect to the Credit Facility defaults. The Forbearance Agreement provides that the Credit Facility Lenders temporarily forbear from exercising default remedies for the Specified Defaults. On November 12, 2019, the Company and the Credit Facility Lenders agreed to extend the expiration date of the Credit Facility Lenders’ forbearance under the Forbearance Agreement from November 13, 2019 until December 12, 2019 (the “Forbearance Expiration Date”).

The Forbearance Agreement is intended to give the Company sufficient time to formulate a preliminary general workout plan (the “Workout Plan”) to address its noncompliance with its Credit Facility covenants, which will include details on the Company’s course of action and projected path and timeline for return to Credit Facility compliance. The Company has engaged an investment banking advisor to assist in formulating the Workout Plan and analyzing various strategic financial alternatives to address its capital structure, including strategic and financing alternatives to restructure its indebtedness and other contractual obligations.

The Company and the Credit Facility Lenders are currently in negotiations regarding the terms of the Company’s Workout Plan. Once finalized, the Workout Plan will be submitted to the Credit Facility Lenders for approval, and if the Workout Plan is approved, the Credit Facility Lenders and the Company may then need to negotiate and execute appropriate amendments (“Enabling Amendments”) to amend or restructure the Credit Facility indebtedness to allow the Company to execute its Workout Plan.

While any Enabling Amendments would be expected to resolve the Specified Defaults, a necessary element of any Workout Plan will be addressing any breakage fees that may be incurred because of modification or termination of all or a portion of the Company’s existing interest rate swaps (the “Credit Facility Rate Swaps”) necessitated by modifications to the underlying Credit Facility indebtedness required by the Workout Plan.

If the Workout Plan is not approved and Enabling Amendments are not executed by the Company and the Credit Facility Lenders by the Forbearance Expiration Date, or even if the Workout Plan is approved but does not achieve its anticipated results, the Credit Facility Lenders would thereafter have the right to exercise any and all remedies for default under the Credit Facility agreement. Such remedies include, but are not limited to, declaring the entire indebtedness immediately due and payable, and if the Company were unable to repay such accelerated indebtedness, foreclosing upon the assets of the Company that secure the Credit Facility indebtedness, which consist of all of the Company’s assets except for certain assets held in the Company’s single asset special purpose financing subsidiaries.

The Company’s current lack of sufficient cash to repay the accelerated Credit Facility indebtedness and the breakage costs related to the Credit Facility Rate Swaps arising from an acceleration or any potential modification of the Credit Facility indebtedness, along with the potential exercise of the Credit Facility Lenders’ remedies against the assets of the Company due to the existing Credit Facility defaults raise substantial doubt about the Company’s ability to continue as a going concern.

Net loss for the third quarters of 2019 and 2018 was $8.2 million and $4.5 million, respectively, resulting in basic and diluted loss per share of $(5.32) and $(3.16), respectively. Net loss for the nine months ended September 30, 2019 was $9.6 million, compared to net loss of $4.2 million in the same period of 2018, resulting in basic and diluted loss per share of $(6.22) and $(3.00), respectively. Pre-tax profit margin (which the Company calculates as its income before income tax provision as a percentage of its revenues and other income) was (34%) and (113%) in the third quarters of 2019 and 2018, respectively, and pre-tax profit margin for the nine months ended September 30, 2019 was (32%) compared to (26%) for the same period of 2018.

On October 1, 2018, the Company acquired JHC by way of the Merger. JHC is the owner of JMC, the integrated aircraft management, marketing and financing business that manages and administers the Company's portfolio of aircraft assets. Before the Merger, such management and administration were performed pursuant to the terms of a management agreement between the Company and JMC (the “Management Agreement”). After the Merger, the management and administration services provided under the Management Agreement became internalized and under the control and management of the Company itself. As a result, after October 1, 2018, the management, acquisition and remarketing fees previously paid by the Company to JMC under the Management Agreement are no longer reflected in the Company’s financial statements; rather, the expenses incurred by JMC in managing and administering the Company’s assets are borne by the Company directly and reflected in its financial statements accordingly.

Fleet Summary

(a) Assets Held for Lease

Key portfolio metrics of the Company’s aircraft held for lease as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Number of aircraft and engines held for lease	13	18

Weighted average fleet age	11.3 years	11.1 years
Weighted average remaining lease term	37 months	58 months
Aggregate fleet net book value	$130,948,000	$184,019,900

	For the Nine Months September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
Average portfolio utilization	98%	91%	97%	93%

The increase in portfolio utilization between periods was primarily due to sales during 2018 and 2019 of assets that were off lease in the 2018 period.

The following table sets forth the net book value and percentage of the net book value, by type, of the Company’s assets that were held for lease at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft:
Bombardier Dash-8-400	2	17%	2	13%
Bombardier Dash-8-300	-	-%	2	5%

Regional jet aircraft:
Canadair 900	3	26%	5	39%
Embraer 175	3	22%	3	16%
Canadair 1000	2	18%	2	14%
Canadair 700	3	17%	3	12%

Engines:
Pratt & Whitney 150A	-	-%	1	1%

During the third quarter of 2019, the Company purchased no aircraft, sold one aircraft, an engine and certain aircraft parts that were held for sale and reclassified two aircraft from held for lease to held for sale. During the first nine months of 2019, the Company purchased no aircraft, sold two aircraft, an engine and certain aircraft parts that were held for sale, reclassified two aircraft from held for lease to held for sale and reclassified one aircraft from held for lease to a finance lease receivable. During the third quarter of 2018, the Company purchased no aircraft and sold two aircraft. During the first nine months of 2018, the Company purchased two aircraft subject to operating leases and sold four aircraft and certain aircraft parts.

The following table sets forth the net book value and percentage of the net book value of the Company’s assets that were held for lease at September 30, 2019 and December 31, 2018 in the indicated regions (based on the domicile of the lessee):

	September 30, 2019		December 31, 2018
Region	Net book value	% of net book value	Net book value	% of net book value
Europe	$45,895,900	35%	$110,069,000	60%
North America	64,652,100	49%	68,485,400	37%
Asia	-	-%	5,465,500	3%
Off lease	20,400,000	16%	-	-%
	$130,948,000	100%	$184,019,900	100%

For the three months ended September 30, 2019, approximately 29%, 28%, 22% and 10% of the Company’s operating lease revenue was derived from customers in the United States, Slovenia, Spain and Croatia, respectively. Operating lease revenue does not include interest income from the Company’s finance leases. The following table sets forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
	2019		2018		2019		2018
Region	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue
Europe	4	62%	4	58%	4	62%	4	60%
North America	4	37%	4	37%	3	38%	4	35%
Asia	1	1%	1	5%	-	-%	1	5%

At September 30, 2019 and December 31, 2018, the Company also had seven aircraft subject to finance leases. For the quarter ended September 30, 2019, approximately 61% and 39% of the Company’s finance lease revenue was derived from customers in Africa and Europe, respectively.

(b) Assets Held for Sale

Assets held for sale at September 30, 2019 consisted of two Canadair 900 aircraft, one Saab 340B Plus turboprop aircraft, one Bombardier Dash-8-300 aircraft and airframe parts from two turboprop aircraft.

Results of Operations

(a)  Quarter ended September 30, 2019 compared to the quarter ended September 30, 2018

(i)
Revenues and Other Income

Revenues and other income increased by 375% to $24.0 million in the third quarter of 2019 from $5.1 million in the third quarter of 2018. The increase was primarily a result of increased maintenance reserves revenue and a gain on sale of assets in the 2019 period as opposed to a loss on sale of assets in the 2018 period, the effects of which were partially offset by a decrease in operating lease revenues.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time. During the third quarter of 2019, the Company recorded $17.0 million of such revenue, arising from maintenance reserves retained upon the termination of four aircraft leases with one customer. The Company recorded no such revenue during the third quarter of 2018.

During the third quarter of 2019, the Company recorded a net gain of approximately $44,000 on the sale of aircraft parts. During the third quarter of 2018, the Company sold two aircraft and recorded losses totaling $2.4 million.

Operating lease revenue decreased by 7% to $6.7 million in the third quarter of 2019 from $7.2 million in the third quarter of 2018, primarily due to reduced revenue from an asset sold in the first quarter of 2019 and reduced rent income on the early termination of four aircraft leases with one of the Company’s customers.

(ii) Expenses

Total expenses increased by 220% to $34.5 million in the third quarter of 2019 from $10.8 million in the third quarter of 2018. The increase was primarily a result of increases in asset impairment losses and bad debt expense, the effect of which was partially offset by a decrease in overhead expenses.

During the third quarter of 2019, the Company recorded impairment charges totaling $23.4 million for two assets held for lease and one asset held for sale, based on appraised values, and three assets held for sale, based on expected sales proceeds. As a result of four lease terminations during the quarter, the appraised values were based on the maintenance-adjusted condition of the aircraft, rather than the previous basis, which reflected future cash flows under the leases. During the quarter ended September 30, 2018, the Company recorded an impairment loss totaling $2.7 million on four of its aircraft held for sale, based on appraised values.

As a result of payment delinquencies by two customers that lease three of the Company’s aircraft subject to finance leases, during the third quarter of 2019, the Company also recorded a bad debt expense of $3.9 million. The Company recorded no bad debt expense during the quarter ended September 30, 2018.

After the Merger, JMC’s operating expenses, including salaries and employee benefits, became the responsibility of the Company. In the third quarter of 2019, overhead expenses of approximately $1.5 million were comprised of salaries and employee benefits and professional fees, general and administrative expenses. In the third quarter of 2018, overhead expenses of approximately $2.0 million were comprised of management fees paid to JMC under the Management Agreement, based on the net book value of the Company’s aircraft and engines and finance lease receivable balances, and professional fees, general and administrative expenses. Professional fees, general and administrative and other expenses in the 2018 period included $77,200 incurred in connection with the acquisition of JHC.

(b)  Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

(i)
Revenues and Other Income

Revenues and other income increased by 87% to $38.7 million in the first nine months of 2019 from $20.7 million in the same period of 2018. The increase was primarily a result of increased maintenance reserves revenue, a gain on sale of assets in the 2019 period as opposed to a loss on sale of assets in the 2018 period, and increased operating lease revenue, the effects of which were partially offset by a decrease in finance lease revenues.

Operating lease revenue increased by 2% to $20.8 million in the first nine months of 2019 from $20.5 million in the same period of 2018, primarily due to revenue from assets purchased in the second quarter of 2018 and an asset that was on lease in the 2019 period, but off lease in the 2018 period, the effects of which were partially offset by reduced revenue from an asset sold in the first quarter of 2019 and reduced rent income due to the early termination of four aircraft leases with one of the Company’s customers.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time. During the nine months ended September 30, 2019, the Company recorded $17.0 million of such revenue, arising from maintenance reserves retained upon the termination of four aircraft leases with one customer. During the first nine months of 2018, the Company recorded $1.6 million of such revenue, arising from cash received from the former lessee of three aircraft after such aircraft were returned to the Company by the lessee during 2017, which amounts were not accrued at lease termination based on management’s evaluation of the creditworthiness of the lessee.

During the nine months ended September 30, 2019, the Company recorded a net gain of $0.3 million on the sale of an aircraft and aircraft parts and a net loss of $0.2 million on the reclassification of an aircraft from held for lease to a finance lease receivable. During the nine months ended September 30, 2018, the Company recorded net gains totaling $90,000 on the sale of an aircraft and aircraft parts and losses totaling $2.5 million on the sale of three aircraft.

Finance lease revenue decreased by 24% to $0.8 million in the nine months ended September 30, 2019 from $1.0 million in the nine months ended September 30, 2018, primarily due to a lower finance lease receivables balance in the 2019 period and the purchase by the lessee of three aircraft subject to finance leases during the third quarter of 2018.

(ii) Expenses

Total expenses increased by 96% to $51.0 million in the first nine months of 2019 from $26.0 million in the same period of 2018. The increase was primarily a result of increases in asset impairment losses, bad debt expense and interest expense, the effects of which were partially offset by a decrease in overhead expenses.

During the nine months ended September 30, 2019, the Company recorded impairment charges totaling $24.9 million on two assets held for lease and two assets held for sale, based on appraised values, and five assets held for sale, based on expected sales proceeds. As a result of four lease terminations during the third quarter, the appraised values were based on the maintenance-adjusted condition of the aircraft, rather than the previous basis, which reflected future cash flows under the leases. During the nine months ended September 30, 2018, the Company recorded impairments totaling $3.0 million on four aircraft held for sale, based on appraised values.

As a result of payment delinquencies by two customers that lease three of the Company’s aircraft subject to finance leases, during the first nine months of 2019, the Company also recorded a bad debt expense of $3,918,000. The Company recorded no bad debt expense during the nine months ended September 30, 2018.

The Company’s interest expense increased by 9% to $7.7 million in the first nine months of 2019 from $7.1 million in the same period of 2018, primarily as a result of a higher average debt balance, a higher average interest rate and $0.5 million of valuation charges related to the Company’s interest rate swaps.

After the Merger, JMC’s operating expenses, including salaries and employee benefits, became the responsibility of the Company. In the first nine months of 2019, overhead expenses of approximately $4.4 million were comprised of salaries and employee benefits and professional fees, general and administrative expenses. In the first nine months of 2018, overhead expenses of approximately $5.9 million were comprised of management fees paid to JMC under the Management Agreement, based on the net book value of the Company’s aircraft and engines and finance lease receivable balances, and professional fees, general and administrative expenses. Professional fees, general and administrative and other expenses in the 2018 period included $341,400 incurred in connection with the acquisition of JHC.

Liquidity and Capital Resources

The Company is currently financing its assets and operations primarily through debt financing and excess cash flow from operations.

(a) Credit Facility

The Company has a Credit Facility, as described in Note 4(a) to the Company’s condensed consolidated financial statements in this report. In February 2019, the Credit Facility, which had availability of $170 million (with the ability for the Company to request an increase to up to $180 million) and was to mature on May 31, 2019, was extended to February 19, 2023, reduced to $145 million (with the ability for the Company to request an increase to up to $160 million) and amended in certain other respects, including with respect to certain of the Company’s financial covenants thereunder. Borrowings under the Credit Facility bear interest at floating rates that reset periodically to a market benchmark rate plus a credit margin, and the weighted average interest rate for the Credit Facility was 5.81% as of September 30, 2019.

As discussed below, as a result of the Forbearance Agreement, the maximum availability under the Company’s Credit Facility was reduced from $145 million (with the ability for the Company to request an increase to up to $160 million) to $115 million (with the ability for the Company to request an increase to up to $130 million).

In addition to payment obligations (including principal and interest payments on outstanding borrowings and commitment fees based on the amount of any unused portion of the Credit Facility), the Credit Facility agreement contains financial covenants with which the Company must comply, including, but not limited to, positive earnings requirements, minimum net worth standards and certain ratios, such as debt to equity ratios.

As of December 31, 2018, the Company was not in compliance with the interest coverage, debt service coverage, no-net-loss and revenue concentration covenants under the Credit Facility agreement. The noncompliance resulted primarily from the Company recording aircraft impairment charges and losses on sales of aircraft totaling $3.4 million during 2018. The amendments included in the Credit Facility agreement in February 2019 discussed above cured the December 31, 2018 noncompliance and revised the compliance requirements through the extended maturity date of the Credit Facility.

Primarily as a result of reduced values for assets included in the borrowing base of the Credit Facility because of aircraft impairment charges and bad debt expense totaling $23.9 million and $3.9 million, respectively, during 2019, most of which was recorded in the third quarter following four aircraft repossessions from one customer and payment delinquencies by two other customers, as of September 30, 2019, the Company had a Borrowing Base Default due to the outstanding balance under the Credit Facility exceeding the amount permitted under the Credit Facility by approximately $9.4 million. During the third quarter, the Company also recognized an impairment charge of $1.0 million for an asset that is being sold in parts and is held for sale and not included in the Company’s Credit Facility borrowing base. The Company was also not in compliance with various covenants contained in the Credit Facility agreement, including those related to interest coverage and debt service coverage ratios and a no-net-loss requirement under the Credit Facility agreement.

On October 15, 2019, the agent bank for the Credit Facility Lenders delivered a Reservation of Rights Letter to the Company which contained notice of the Borrowing Base Default and a demand for repayment of the amount of the Borrowing Base Deficit by January 13, 2020, and also contained formal notices of default under the Credit Facility relating to the alleged material adverse effects on the Company’s business of the recent early termination of leases for three aircraft and potential financial covenant noncompliance based on the Company’s financial projections provided to the Credit Facility Lenders. The Reservation of Rights Letter also informed the Company that further advances under the Credit Facility agreement would no longer be permitted due to the existence of such defaults.

In October and November 2019, the Company, agent bank and the Credit Facility Lenders entered into the Forbearance Agreement and an amendment extending the Forbearance Agreement. The Forbearance Agreement as amended (i) provides that the Credit Facility Lenders temporarily forbear from exercising default remedies under the Credit Facility agreement for the Specified Defaults and (ii) reduces the maximum availability under the Credit Facility to $115 million. The Forbearance Agreement will be in effect until December 12, 2019, unless defaults other than Specified Defaults occur under (i) the Credit Facility, (ii) any term loan indebtedness of the Company’s special purpose subsidiaries, or (iii) the Forbearance Agreement. Additionally, the Forbearance Agreement provides that the counterparties to the Credit Facility Rate Swaps will not exercise their termination rights under those swaps during the forbearance period under the Forbearance Agreement. The Forbearance Agreement also allows the Company to continue to use LIBOR as its benchmark interest rate, but increases the margin on the Company’s LIBOR-based loans under the Credit Facility from a maximum of 3.75% to 6.00%. The Company also paid a fee of $181,250 in connection with the Forbearance Agreement and will pay an additional $225,000 no later than the Forbearance Expiration Date.

During the forbearance period under the Forbearance Agreement, the Company intends to formulate a Workout Plan to address its noncompliance with its Credit Facility covenants and negotiate a longer term amendment with its existing Credit Facility Lenders to address covenant compliance in the Credit Facility agreement. The Company has engaged an investment banking advisor to assist in formulating the Workout Plan and analyzing various strategic financial alternatives to address its capital structure, including strategic and financing alternatives to restructure its indebtedness and other contractual obligations. The Workout Plan may include raising additional capital through debt or equity financings, restructuring the debt owed under the Credit Facility, and other similar transactions or activities. Once finalized, the Workout Plan will be submitted to the Credit Facility Lenders for approval, and if the Workout Plan is approved, the Credit Facility Lenders and the Company may then need to negotiate and execute appropriate Enabling Amendments to amend or restructure the Credit Facility indebtedness to allow the Company to execute its Workout Plan.

While any Enabling Amendments would be expected to resolve the Specified Defaults, a necessary element of any Workout Plan will be addressing any breakage fees that may be incurred because of modification or termination of all or a portion of the Credit Facility Rate Swaps necessitated by modifications to the underlying Credit Facility indebtedness required by the Workout Plan.

If the Workout Plan is not approved and Enabling Amendments are not executed by the Company and the Credit Facility Lenders by the Forbearance Expiration Date, or even if the Workout Plan is approved but does not achieve its anticipated results, the Credit Facility Lenders would thereafter have the right to exercise any and all remedies for default under the Credit Facility agreement. Such remedies include, but are not limited to, declaring the entire indebtedness immediately due and payable. If the Credit Facility Lenders accelerate repayment of the Credit Facility indebtedness, the Company may not have sufficient assets to permit repayment of the indebtedness in full. If the Company were unable to repay such accelerated indebtedness, the Credit Facility Lenders would have the right to foreclose upon the assets of the Company that secure the Credit Facility indebtedness, which consist of all of the Company’s assets except for certain assets held in the Company’s single asset special purpose financing subsidiaries

The Company’s ability to develop, obtain approval for and achieve its Workout Plan and obtain Enabling Amendments, and otherwise regain compliance with its Credit Facility agreement, is subject to a variety of factors, some of which are outside the Company’s control. These factors include, among others (i) continued compliance of the Company’s current lessees with the terms of their leases; (ii) the ability to reach agreement for Enabling Amendments with the Credit Facility Lenders on terms that are acceptable to the Company; (iii) the availability of sources for debt or equity financing as may be required to execute the Workout Plan; (iv) no unanticipated significant deviation in the Company’s projection for the re-lease rates or resale prices of the Company’s portfolio of assets as they are returned from current lessors; (v) increases in interest rates, (vi) no unanticipated adverse developments affecting the regional aircraft leasing industry or the aviation industry generally, and (vii) no unexpected claims for maintenance reimbursements owed to lessees for unscheduled aircraft or engine repairs covered by maintenance reserve categories. If the Company is not able to either satisfy the requirements under the Workout Plan and regain compliance with the Credit Facility or raise sufficient capital to repay all amounts owed under the Credit Facility, in either case by the deadline established by the Credit Facility Lenders, then the Company’s financial condition and liquidity would be materially adversely affected and its ability to continue operations could be materially jeopardized. See the additional disclosure regarding the Company’s cash flow forecasts under Cash Flow below.

In order to reduce its exposure to the risk of increased interest rates, the Company entered into two fixed pay/receive variable interest rate swaps (each, a “Swap”) in March 2019, which have an aggregate total notional amount equal to $50 million and extend through the maturity of the Credit Facility in February of 2023.

(b) Special Purpose Financing and Term Loans

In August 2016, the Company acquired, using wholly-owned special purpose entities, two regional jet aircraft, using cash and third-party financing (referred to as “special purpose financing” or “UK LLC SPE Financing”) separate from the Credit Facility.

In February 2019, the UK LLC SPE Financing was repaid as part of a refinancing involving the Term Loans, which were made to special purpose subsidiaries of AeroCentury (the “LLC Borrowers”). Under the Term Loans, four aircraft that previously served as collateral under the Credit Facility were moved into newly formed special purpose subsidiaries and, along with the aircraft owned by the two existing special purpose subsidiaries, were pledged as collateral under the Term Loans.

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

Collectively, the LLC Borrowers entered into six interest rate derivatives, or Swaps. Each such Swap has a notional amount that mirrors the amortization under the corresponding Term Loan entered into by the LLC Borrowers, effectively converting each of the six Term Loans from a variable to a fixed interest rate. Each of these six Swaps extend for the length of the corresponding Term Loan, with maturities from 2020 through 2025.

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

The Company’s payments for maintenance consist of reimbursements to lessees for eligible maintenance costs under their leases and maintenance incurred directly by the Company for preparation of off-lease assets for re-lease to new customers. The timing and amount of such payments may vary widely between quarterly and annual periods, as the required maintenance events can vary greatly in magnitude and cost, and the performance of the required maintenance events by the lessee or the Company, as applicable, are not regularly scheduled calendar events and do not occur at uniform intervals. The Company’s maintenance payments typically constitute a large portion of its cash needs, and the Company has in the past borrowed additional funds under the Credit Facility to provide funding for these payments.

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

The amount of interest paid by the Company depends primarily on the outstanding balance of its Credit Facility and Term Loans. Although the amounts owed under the Credit Facility accrue interest at a floating rate plus an interest rate margin, and are thus dependent on fluctuations in prevailing interest rates, in March 2019 the Company entered into the Credit Facility Rate Swaps for the variable interest rate payment amounts due for $50 million of the outstanding Credit Facility debt. As a result, although the amount of interest paid by the Company under the Credit Facility will fluctuate depending on prevailing interest rates, the Credit Facility Rate Swaps will offset some of this variability such that the Company will be affected by interest rate fluctuations under the Credit Facility only to the extent of any excess of the outstanding balance under the Credit Facility over the amount covered by the related interest rate swap. However, changes to or replacement of the Company’s Credit Facility pursuant to the Workout Plan referenced above may require a termination of either or both of the Company’s Credit Facility Rate Swaps, and the Company would be obligated to pay any breakage costs associated with such a termination. Interest related to the Company’s Term Loans also accrues at variable rates, but the Company has entered into six Swaps that effectively convert the Term Loan interest payments to fixed rate payments.

The Credit Facility and the Term Loans, as well as their related interest rate Swaps, use LIBOR as a benchmark for establishing the rates at which interest accrues. The Forbearance Agreement allows the Company to continue to use LIBOR as its benchmark interest rate, but increases the margin on the Company’s LIBOR-based loans under the Credit Facility from a maximum of 3.75% to 6.00%. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. Although the consequences of these developments cannot be entirely predicted, they could include an increase in the cost to the Company of its LIBOR debt or even an acceleration of maturity of such debt if a suitable replacement index cannot be agreed upon or is not available.

As discussed elsewhere in this report, the Company had a $9.4 million Borrowing Base Deficit under its Credit Facility at September 30, 2019. The Company does not currently have the ability to repay this Borrowing Base Deficit and cure the Borrowing Base Default, and will require a Workout Plan and Enabling Amendments to return to compliance under the Credit Facility. In light of these circumstances and the Credit Facility Lenders’ remedies under the Credit Facility, the Company may not have adequate capital to meet its ongoing operational requirements. In that case, the Company may need to curtail certain of its operations, including any asset acquisition or other growth plans, cut costs in other ways, incur additional debt or sell equity or certain of its revenue-producing assets in order to raise capital (which it may not be able to do on reasonable terms, or at all), or be forced into bankruptcy or liquidation. Assuming, however, that a Workout Plan acceptable to the Credit Facility Lenders is developed and Enabling Amendments are negotiated and agreed to by the parties, the Workout Plan does not require substantial prepayments under the Credit Facility, the Credit Facility Rate Swaps are not terminated and no related breakage fees are incurred, and the Company does not incur other significant expenses in executing the Workout Plan that are not financed through a third-party funded refinancing vehicle, management believes that the Company would have adequate cash flow to meet its ongoing operational needs, including normal principal and interest payments under its debt instruments, for at least the next 12 months from the date of this report, based upon its current estimates of future revenues and expenditures. These estimates reflect assumptions about, among other things, (i) compliance by lessees with the terms and provisions of their respective leases, (ii) revenues from assets to be re-leased, (iii) the amount, timing and patterns of management and administrative expenses being borne by the Company, (iv) the cost and anticipated timing of aircraft maintenance to be performed, (v) required debt payments, (vi) timely use of proceeds of unused debt capacity, if any, for additional acquisitions of income-producing assets, (vii) interest rates and (viii) fees paid in connection with the Forbearance Agreement and Workout Plan, including fees paid to the Credit Facility Lenders, any breakage fees associated with terminating the Credit Facility Rate Swaps, and any other advisor or bank fees associated with establishing a refinancing vehicle or raising capital from other third-party sources.

Actual results could deviate from the assumptions management has made in forecasting the Company’s future cash flow. As discussed above in Liquidity and Capital Resources – (a) Credit Facility, and below in Outlook and Factors that May Affect Future Results and Liquidity, there are a number of factors that may cause actual results to deviate from these forecasts. If these assumptions prove to be incorrect and the Company’s cash requirements exceed its cash flow, the Company would need to pursue additional sources of financing to satisfy these requirements, which may not be available when needed, on acceptable terms or at all. See Factors that May Affect Future Results and Liquidity below for more information about financing risks and limitations.

(i) Operating activities

The Company’s cash flow from operations decreased by $6.4 million in the first nine months of 2019 compared to the same period of 2018. As discussed below, the decrease in cash flow was primarily a result of decreases in payments received for rent and maintenance reserves, the effects of which were partially offset by a decrease in payments made for maintenance.

(A)
Payments for rent

Receipts from lessees for rent decreased by $4.5 million in the first nine months of 2019 compared to the same period of 2018, primarily due to delinquencies related to one of the Company’s customers, and the sale of an aircraft during the first quarter of 2019, the effects of which were partially offset by rent for two aircraft acquired during the second quarter of 2018 and rent for an asset that was on lease in the 2019 period, but off lease in the 2018 period.

(B) Payments for maintenance reserves

Receipts from lessees for maintenance reserves decreased by $4.5 million in the first nine months of 2019 compared to the same period of 2018, primarily due to delinquencies related to one of the Company’s customers, as well as cash received in the 2018 period from the former lessee of three aircraft that were returned to the Company during 2017. Such payments were for unpaid maintenance reserves, as well as amounts due pursuant to the return conditions of the applicable leases. The Company did not accrue unpaid reserves or return condition amounts at the time of lease termination based on management’s evaluation of the creditworthiness of the lessee. Therefore, the Company has accounted for the former lessee’s payments as maintenance reserves revenue as the payments have been received.

(C) Payments for maintenance

Payments made for maintenance decreased by $2.4 million in the first nine months of 2019 compared to the first nine months of 2018 as a result of decreased maintenance performed by the Company on off-lease aircraft to prepare them for sale or re-lease and decreased maintenance reserves claims in the 2019 period.

(ii) Investing activities

During the first nine months of 2019 and 2018, the Company received net cash of $7.2 million and $12.7 million, respectively, from the sale of assets. During the first nine months of 2019, the Company made a $0.2 million deposit for the acquisition of an aircraft. The deposit was returned to the Company during the fourth quarter of 2019. During the first nine months of 2018, the Company used cash of $22.7 million for acquisitions of aircraft.

(iii) Financing activities

During the first nine months of 2019 and 2018, the Company borrowed $5.1 million and $21.0 million, respectively, under the Credit Facility. In the same periods of 2019 and 2018, the Company repaid $44.3 million and $24.2 million, respectively, of its total outstanding debt under the Credit Facility. Such repayments were funded by excess cash flow, the sale of assets and, in 2019, a portion of the $44.3 million in proceeds from the Term Loans. During the first nine months of 2019 and 2018, the Company’s special purpose entities repaid $9.2 million and $3.2 million, respectively, of UK LLC SPE Financing. During the 2019 period, the Company also repaid $5.5 million of principal under the Term Loans. During the first nine months of 2019 and 2018, the Company paid $5.1 million and $0.1 million, respectively, for debt issuance and amendment fees.

(iv) Off balance sheet arrangements

The Company has no material off -balance sheet arrangements.

Critical Accounting Policies, Judgments and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the condensed consolidated financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements or during the applicable reporting period. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected. For a further discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 1 to the Company’s condensed consolidated financial statements in this report and the Company’s consolidated financial statements in the 2018 Annual Report.

Outlook

During the third quarter, the Company terminated the leases for four of its aircraft held for lease as a result of significant past due payments from the customer and repossessed the aircraft. The customer, which was one of the largest customers of the Company based on operating lease revenue, subsequently ceased operations and declared bankruptcy. One aircraft was the collateral for single asset term loan with the Term Loan Lender. The Company has entered into a sale agreement for that aircraft, which sale is expected to close in November. The other three aircraft, which are part of the collateral for the Credit Facility, are under active remarketing for a replacement lessee or a purchaser. The Company believes, however, that prevailing lease rates are below those the Company received under the prior leases, and any new lessee is likely to require modifications or updates to the aircraft as a condition of any lease, which would be at the Company’s expense. As the market for CRJ 900s is relatively strong at the moment, the Company has experienced significant initial interest from potential aircraft purchasers as well and the Company is evaluating whether a sale or lease of each of the particular Aircraft would be most favorable for the Company,

In October and November 2019, the Company, agent bank and the Credit Facility Lenders entered into a Forbearance Agreement and an amendment extending the Forbearance Agreement with respect to the Specified Defaults under the Credit Facility. The Forbearance Agreement provides that the Credit Facility Lenders temporarily forbear from exercising default remedies under the Credit Facility agreement for the Specified Defaults, and reduces the maximum availability under the Credit Facility to $115 million. The Forbearance Agreement also allows the Company to continue to use LIBOR as its benchmark interest rate, but increases the margin on the Company’s LIBOR-based loans under the Credit Facility from a maximum of 3.75% to 6.00%. The Company also paid a fee of $181,250 in connection with the Forbearance Agreement and will pay an additional $225,000 no later than the Forbearance Expiration Date. The Forbearance Agreement will be in effect until December 12, 2019, unless defaults other than Specified Defaults occur under (i) the Credit Facility, (ii) any Term Loan indebtedness of the Company’s special purpose subsidiaries, or (iii) the Forbearance Agreement.

During the forbearance period under the Forbearance Agreement, the Company intends to formulate a Workout Plan to address its noncompliance with its Credit Facility covenants and negotiate Enabling Amendments with its existing Credit Facility Lenders to address covenant compliance in the Credit Facility agreement. The Company has engaged an investment banking advisor to assist in formulating the Workout Plan and analyzing various strategic financial alternatives to address its capital structure, including strategic and financing alternatives to restructure its indebtedness and other contractual obligations.

The Company’s ability to develop, obtain approval for and achieve its Workout Plan and obtain Enabling Amendments, and otherwise regain compliance with its Credit Facility agreement, is subject to a variety of factors, as discussed under Liquidity and Capital Resources—Credit Facility above. If the Company is not able to either satisfy the requirements under the Workout Plan and regain compliance with the Credit Facility or raise sufficient capital to repay all amounts owed under the Credit Facility, in either case by the deadline established by the Credit Facility Lenders, then the Company’s financial condition and liquidity would be materially adversely affected and its ability to continue operations could be materially jeopardized.

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

Noncompliance with Credit Facility. The Company’s use of debt as its primary form of acquisition financing subjects the Company to increased risks associated with leverage. In addition to payment obligations, the Company’s debt agreements include financial covenants, including some requiring the Company to have positive earnings, meet minimum net worth standards and comply with certain other financial ratios.

Primarily because of the Company’s recording of aircraft impairment charges and bad debt expense totaling $23.4 million and $3.9 million, respectively, during 2019. as of September 30, 2019, the Company’s Borrowing Base Default had occurred and was continuing under the Credit Facility. The Company was also not in compliance with various covenants contained in the Credit Facility agreement, including those related to the interest coverage and debt service coverage ratios and a no-net-loss requirement under the Credit Facility.

On October 15, 2019, the agent bank for the Credit Facility Lenders delivered a notice of default under the Credit Facility as a result of these defaults, and demanded a cure by January 13, 2020. Although the Forbearance Agreement provides that the Credit Facility Lenders will temporarily forbear from exercising default remedies under the Credit Facility agreement for these defaults, the Company currently does not have sufficient capital to repay the amount of the Borrowing Base Deficit, and even if the Borrowing Base Default were to be cured, it would not resolve some of the other defaulted covenants.

The Company has engaged an investment banking advisor to review the Company’s business plan and financial status, and formulate a Workout Plan of transactions, including debt or equity placements, and Credit Facility agreement amendments or waivers to enable the Company to regain compliance with the Credit Facility. There is, however, no guarantee that such a plan will be developed and approved by the Credit Facility Lenders, or that even if approved, the planned results will be achieved. If the Company is not successful in curing its Credit Facility defaults in the time frame permitted by the Credit Facility Lenders under the Forbearance Agreement, the Credit Facility Lenders may exercise any or all of their rights and remedies under the Credit Facility agreements, including acceleration of all outstanding debt and foreclosure on any and all collateral securing the debt, which consists of substantially of the Company’s assets except for certain assets held in the Company’s single asset special purpose financing subsidiaries. Any such outcome could require the Company to curtail certain of its operations, including any asset acquisition or other growth plans, cut costs in other ways, incur additional debt or sell equity or certain of its revenue-producing assets in order to raise additional capital (which it may not be able to do on reasonable terms, or at all), or could force the Company into bankruptcy or liquidation.

Availability of Financing. As described above, the Company is currently in default under its Credit Facility and as a result will not be able to draw on any acquisition financing under the Credit Facility until such default is cured. Although the Company and the Credit Facility Lenders are negotiating a Workout Plan to return the Company to compliance with the Credit Facility, the parties may not be able to reach agreement on the terms of such a plan, and even if a plan is approved, the intended results may not be achieved.

The long -term growth of the Company is dependent upon its ability to source additional capital, through equity financings, additional debt financings or other alternatives. Until the Workout Plan is formulated, approved and completed, the Company’s ability to rely upon the Credit Facility as a capital resource will remain limited or may be eliminated. Moreover, there could be other material factors, many of which are outside of the Company’s control, that prevent or limit the Company’s ability to access additional capital. As a result, there can be no assurance that the Company will be able to obtain additional capital when needed, in the amounts desired or on favorable terms.

Swap Hedging Dedesignation. Seven of the interest rate Swaps entered into by the Company were previously designated as cash flow hedges. If at any time after designation of a cash flow hedge it is no longer probable that the forecasted hedged cash flows will occur, hedge accounting is no longer permitted and a hedge is “dedesignated.” After dedesignation, if it is still considered reasonably possible that the forecasted cash flows will occur, the amount previously recognized in other comprehensive income will continue to be reversed as the forecasted cash flows affect earnings. However, if after dedesignation it is probable that the forecasted cash flows will not occur, amounts deferred in accumulated other comprehensive income are recognized in earnings immediately.

In October 2019, the Company determined that it was no longer probable that forecasted cash flows for its two Credit Facility Rate Swaps with a nominal value of $50 million would occur as scheduled as a result of the Company’s defaults under the Credit Facility. The Company, therefore, was required to dedesignate those Swaps.

To the extent the Company determines the forecasted interest payments are still reasonably possible, amounts previously recognized in accumulated other comprehensive income will remain there until the forecasted cash flows impact earnings. If it is determined that it is probable the cash flows will not occur, the associated amount in accumulated other comprehensive income will be recognized immediately in earnings as an expense. The Company has commenced negotiations with the Credit Facility Lenders regarding a Workout Plan and restructuring of its Credit Facility, but has not yet determined which, if any, amounts of forecasted cash flow will probably not occur. As such, the Company has not yet determined whether any, or how much, of the accumulated other comprehensive income will be recognized as expense in connection with such restructuring. In addition, any termination of the Credit Facility Rate Swaps would require that the Company pay the associated breakage costs.

Term Loan Risks. The special purpose subsidiaries that own the six aircraft serving as collateral for the Term Loans are the named borrowers under the Term Loans, and each Term Loan is secured by the corresponding aircraft owned by the applicable LLC Borrower. AeroCentury, as the parent corporation of each LLC Borrower, is not a party to the Term Loan agreements, but has entered into agreements with lessees of the LLC Borrowers to guarantee certain obligations to such lessees under each lessee’s lease agreement with a LLC Borrower and with the Term Loan lender to guarantee certain representations, warranties and covenants delivered by the LLC Borrowers to the Term Loan lender in connection with the refinancing transaction. As a result, although the Term Loans are non-recourse to AeroCentury, AeroCentury could become directly responsible for the LLC Borrowers’ obligations under the Term Loans and the related lease agreements pursuant to these guaranty arrangements. Moreover, any noncompliance under the Term Loans by any LLC Borrower could negatively affect the liquidity, aircraft portfolio and reputation of the Company as a whole.

The required payments under each Term Loan are expected to be funded by the operating lease rental revenue received from the lessee of the corresponding aircraft, and each LLC Borrower’s continued compliance with its Term Loan will depend upon the lessee’s compliance with its lease payment obligations. Failure by a lessee to make timely payments could result in a default under the applicable Term Loan and could result in an acceleration of all Term Loan indebtedness of the applicable LLC Borrower or foreclosure by the Term Loan lender on the applicable aircraft. Furthermore, a default by any LLC Borrower under its Term Loan would also constitute a default under the Credit Facility, and therefore any failure by a LLC Borrower’s lessee to comply with its lease payment obligations or any other compliance failure by a LLC Borrower under its Term Loan could result in the Company’s noncompliance under several of its debt agreements, which could have a material negative adverse effect on the Company’s liquidity and capital resources.

Concentration of Lessees. For the quarter ended September 30, 2019, the Company’s five largest customers accounted for a total of approximately 89% of the Company’s monthly operating lease revenue. As discussed in “Outlook” above, one of the Company’s largest customers based on operating lease revenue, which operated four aircraft leased by the Company, experienced financial difficulties and accrued a substantial arrearage for rent and maintenance reserves, and eventually ceased ceased operations and declared bankruptcy. During the third quarter of 2019, the Company terminated the leases with this customer and repossessed the aircraft. Although the Company applied the security deposits and a portion of the maintenance reserves it held to past due rent and recorded $17.0 million of revenue for the remaining maintenance reserves, the Company also recorded impairment losses totaling $22.3 million related to the four aircraft based on appraisals or estimated sales proceeds. The impairment losses resulted in the Borrowing Base Default and noncompliance with several covenants under the Company’s Credit Facility, as discussed above in Noncompliance with Credit Facility.

A lease default by or collection problem with one or a combination of any of the Company’s other significant customers could have a disproportionately negative impact on the Company’s financial results and borrowing base under the Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance or collection. In addition, if the Company’s revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its Credit Facility related to customer concentration, which could result in the negative effects of such a default as described under Noncompliance with Credit Facility, above.

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

The Company typically acquires used aircraft equipment. The market for used aircraft equipment has been cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, airline consolidations, the number of new aircraft on order, an excess supply of newly manufactured aircraft or used aircraft coming off lease, as well as introduction of new aircraft models and types that may be more technologically advanced, more fuel efficient and/or less costly to maintain and operate. Values may also increase or decrease for certain aircraft types that become more or less desirable based on market conditions and changing airline capacity. Declines in the value of the Company’s aircraft and any resulting decline in market demand for these aircraft could materially adversely affect the Company’s revenues, performance and liquidity. Additionally, the Company’s ability to borrow under the current terms of its Credit Facility is subject to a covenant setting forth a maximum ratio of (i) the outstanding debt under the facility to (ii) the appraised value of the collateral base of aircraft assets securing the Credit Facility. As a result, a significant drop in the appraised market value of the Company’s aircraft portfolio could require the Company to make a substantial prepayment of outstanding principal under the Credit Facility in order to avoid a default under the Credit Facility and limit the utility of the Credit Facility as a source of future funding. As discussed above, these outcomes had occurred as of September 30, 2019 due to the Borrowing Base Default, in which the Company had a $9.4 million borrowing base deficiency under the Credit Facility. As discussed above, the Company and the Credit Facility Lenders are developing and negotiating a Workout Plan to return the Company to compliance with the Credit Facility.

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

Lessees located in low-growth or no-growth areas of the world carry heightened risk of lessee default. The Company has had customers that have experienced significant financial difficulties, become insolvent, or have entered bankruptcy proceedings, including the European regional airline that ceased operations and declared bankruptcy after the Company terminated its leases and repossessed the four aircraft subject to the leases in the third quarter of 2019. A customer’s insolvency or bankruptcy usually results in the Company’s total loss of the receivables from that customer, as well as additional costs in order to repossess and, in some cases, repair the aircraft leased by the customer. The Company closely monitors the performance of all of its lessees and its risk exposure to any lessee that may be facing financial difficulties, in order to guide decisions with respect to such lessee in an attempt to mitigate losses in the event the lessee is unable to meet or rejects its lease obligations. There can be no assurance, however, that additional customers will not become insolvent, file for bankruptcy or otherwise fail to perform their lease obligations, or that the Company will be able to mitigate any of the resultant losses.

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

Furthermore, instability arising from new U.S. sanctions or trade wars against U.S. trading partners, and the global reaction to such sanctions, or due to other factors, could have a negative impact on the Company’s customers located in regions affected by such sanctions.

Also, the withdrawal of the United Kingdom (“UK”) from the European Union, known as “Brexit,” could threaten “open-sky” policies under which UK-based carriers operate throughout the European Union, and European Union-based carriers operate between the UK and other European Union countries. Losing open-sky flight rights could have a significant negative impact on the health of the Company’s European lessees and, as a result, the financial performance and condition of the Company.

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

Transition to LIBOR alternative reference rate. The London Inter-bank Offered Rate (“LIBOR”) represents the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans, and is the index rate of a portion of the Company’s Credit Facility debt and the Term Loan indebtedness of the LLC Borrower subsidiaries. Beginning in 2008, concerns were expressed that some of the member banks surveyed by the British Bankers’ Association in connection with the calculation of LIBOR rates may have been under-reporting or otherwise manipulating the interbank lending rates applicable to them. Regulators and law enforcement agencies from a number of governments have conducted investigations relating to the calculation of LIBOR across a range of maturities and currencies. If manipulation of LIBOR or another inter-bank lending rate occurred, it may have resulted in that rate being artificially lower (or higher) than it otherwise would have been. Responsibility for the calculation of LIBOR was transferred to ICE Benchmark Administration Limited, as independent LIBOR administrator, effective February 1, 2014. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021 (the “July 27th Announcement”). The July 27th Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the value of LIBOR-linked securities.

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

With respect to the Company’s indebtedness, if LIBOR is no longer published after 2021 and the Company and its lenders are unable to agree on a mutually acceptable LIBOR alternative for any outstanding debt indexed to LIBOR, the debt agreements could be terminated and repayment of the indebtedness could be accelerated to become immediately due and payable to the lender. This outcome could also lead to substantial breakage fees being payable by the Company in addition to the outstanding principal of such debt. If any of these risks were to occur, the Company could experience material cash shortfalls or be forced into bankruptcy or liquidation.

Swap Counterparty Credit Risks. AeroCentury and its LLC Borrowers have entered into certain interest rate swaps to hedge the interest rate risk associated with a portion of the Credit Facility and all of LLC Borrower’s Term Loan indebtedness. These interest rate swap agreements effectively convert the variable interest rate payments to fixed rate payments. If an interest rate swap counterparty cannot perform under the terms of the interest rate swap due to insolvency, bankruptcy or other reasons, the Company would not receive payments due from the counterparty under that swap agreement, in which case, depending on interest rate conditions at the time of such default, the Company could be unable to meet its variable interest rate debt obligations and may default under one or more loan agreements. In such a case, the debt under the loan agreement could be accelerated and become immediately due and payable, the collateral securing the loan indebtedness could be foreclosed upon, and/or the Company might incur a loss on the fair market value of the interest rate swap agreement. Any such outcome could have a material adverse effect on the Company’s performance, liquidity and ability to continue operations.

Swap Breakage Fees. To reduce the amount of interest that accrues under the Company’s Credit Facility and/or Term Loans, the Company could choose to prepay certain amounts borrowed under such loans. Because the Company has hedged its variable interest rate indebtedness, in addition to prepayment fees that might be payable to the lender of the underlying indebtedness, the Company may also be obligated to pay certain swap breakage fees to the swap counterparty in order to unwind the interest rate swap related to the indebtedness that is being prepaid. Thus, the Company’s interest rate swaps could reduce the economic benefit that the Company might otherwise achieve through prepayment or could render an otherwise advantageous debt prepayment uneconomical.

The Credit Facility Rate Swaps used to hedge $50 million of the LIBOR rate loans taken out by the Company under the Credit Facility provide that upon a Credit Facility default, the Credit Facility Rate Swaps may be terminated and the Company may be required to pay breakage costs on such termination. During the forbearance period under the Forbearance Agreement, the swap counterparty has agreed not to terminate the Credit Facility Rate Swaps. Even if the Company executes its Workout Plan and the Enabling Amendments are agreed to and executed with the Credit Facility Lenders, the Credit Facility Rate Swaps may be terminated due to a mismatch of interest rate indexes or lack of need for the interest rate hedge. In that case, any breakage costs, which could be significant, would need to be paid by the Company.

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

Item 4.  Controls and Procedures.

CEO and CFO Certifications. Attached as exhibits to this report are certifications of the Company’s Chief Executive Officer (the “CEO”) and the Company’s Chief Financial Officer(the “CFO”), which are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item 4 includes information concerning the evaluation of disclosure controls and procedures referred to in the Section 302 Certifications and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

In the course of the review of the consolidated financial results of the Company for the three months and nine months ended September 30, 2018, the Company identified a material weakness in its internal control over financial reporting (“Internal Control”) at June 30, 2018 related to the Company’s incorrect accounting for management fees and acquisition fees associated with the Management Agreement between JHC and the Company. Although the Company implemented controls over identifying the proper accounting treatment for the JHC acquisition and those controls operated as of December 31, 2018, the Company’s tax review control did not identify a complex component of the acquisition accounting, resulting in an adjustment to the Company’s tax expense in 2018. Management has determined that this deficiency continues to constitute a material weakness as of September 30, 2019. Management is in the process of enhancing the tax review control related to unusual transactions the Company may encounter.

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s Disclosure Controls as of September 30, 2019. Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of September 30, 2019 due to the material weakness described above.

Changes in Internal Control. No change in the Company’s Internal Control occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.]

Under the Credit Facility agreement, the Company is not permitted to pay dividends on any shares of its capital stock without the consent of the Credit Facility lenders.

Item 5.  Other Information.

On November 12, 2019, the Company, agent bank and the Credit Facility Lenders entered into an amendment to the Forbearance Agreement, pursuant to which the Company and the Credit Facility Lenders agreed to extend the expiration date of the Credit Facility Lenders’ forbearance under the Forbearance Agreement from November 13, 2019 until December 12, 2019.

Item 6.  Exhibits.

Exhibit Number	Description
10.1
Forbearance Agreement between AeroCentury Corp.; JetFleet Holding Corp.; JetFleet Management Corp.; MUFG Union Bank, N.A., as Administrative Agent and Lender; and Zions Bancorporation, N.A. (fka ZB, N.A.) dba California Bank and Trust, Columbia State Bank, Umpqua Bank, U.S. Bank National Association, and Columbia State Bank, as Credit Facility Lenders; and MUFG Bank LTD, as Swap Counterparty, dated October 28, 2019 (incorporated by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K/A filed with the SEC on November 1, 2019 )

10.2
Amendment to Forbearance Agreement between AeroCentury Corp.; JetFleet Holding Corp.; JetFleet Management Corp.; MUFG Union Bank, N.A., as Administrative Agent and Lender; and Zions Bancorporation, N.A. (fka ZB, N.A.) dba California Bank and Trust, Columbia State Bank, Umpqua Bank, U.S. Bank National Association, and Columbia State Bank, as Credit Facility Lenders; and MUFG Bank LTD, as Swap Counterparty, dated November 13, 2019 (filed herewith)

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

AEROCENTURY CORP.
Date: November 14, 2019	By:	/s/ Toni M. Perazzo
Name: Toni M. Perazzo
Title: Senior Vice President-Finance and
Chief Financial Officer