Form 10-K
period 2019-12-31
AEROCENTURY CORP
filed 2020-03-30
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-13387
AeroCentury Corp.
(Exact name of Registrant as Specified in Its Charter)

Delaware	94-3263974
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1440 Chapin Avenue, Suite 310
Burlingame, California 94010
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (650) 340-1888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ACY	NYSE American Exchange

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the registrant’s common stock as of such date, as reported by the NYSE American Exchange) was $8,565,600. Shares of common stock held by the registrant's officers and directors and beneficial owners of 10% or more of the outstanding shares of the registrant's common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates of the registrant; however, the treatment of these persons as affiliates of the registrant for purposes of this calculation is not, and shall not be considered, a determination as to whether any such person is an affiliate of the registrant for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 30, 2020 was 1,545,884.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference to the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders. Except as expressly incorporated by reference, such Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

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
●
The effects on the airline industry and the global economy of events such as public health emergencies or natural disasters, such as the recent coronavirus (COVID-19) outbreak;
●
Expectations about the Company’s future liquidity, cash flow and capital requirements;
●
The Company’s ability to convert its credit facility into a term loan facility;
●
The Company’s ability to obtain additional debt or equity financing to repay its indebtedness;
●
The Company’s ability to comply with its recently established term loans and other outstanding debt instruments, including making payments of principal and interest thereunder as and when required and complying with the financial and other covenants included in these instruments;
●
The Company’s ability to reach agreement with its special-purpose subsidiary term loan lender regarding certain lessee payment defaults arising from COVID-19 pandemic fallout;
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

All of the Company’s forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those projected or assumed by such forward-looking statements. Among the factors that could cause such differences are: the effects on the airline industry and global economy of public health emergencies, including the recent coronavirus outbreak; continued availability of financing; the Company’s ability to convert its credit facility into a term loan facility; the Company’s ability to comply with the covenants under its term loans and other debt instruments; the potential impact on the Company’s debt obligations of developments regarding LIBOR, including the potential phasing out of this metric; the Company's ability to locate and acquire appropriate revenue-producing assets; deterioration of the market for or appraised values of aircraft owned by the Company; volatility in interest rates; any noncompliance by the Company's lessees with obligations under their respective leases, including payment obligations; any economic downturn or other financial crisis; the timing, rate and amount of maintenance expenses for the Company’s asset portfolio, as well as the distribution of these expenses among the assets in the portfolio; the Company's ability to raise capital on acceptable terms when needed and in desired amounts, or at all; limited trading volume in the Company's stock; and the other factors detailed under "Factors That May Affect Future Results and Liquidity" in Item 7 of this report. In addition, the Company operates in a competitive and evolving industry in which new risks emerge from time to time, and it is not possible for the Company to predict all of the risks it may face, nor can it assess the impact of all factors on its business or the extent to which any factor or combination of factors could cause actual results to differ from expectations. As a result of these and other potential risks and uncertainties, the Company’s forward-looking statements should not be relied on or viewed as predictions of future events.

This cautionary statement should be read as qualifying all forward-looking statements included in this report, wherever they appear. All forward-looking statements and descriptions of risks included in this report are made as of the date hereof based on information available to the Company as of the date hereof, and except as required by applicable law, the Company assumes no obligation to update any such forward-looking statement or risk for any reason. You should, however, consult the risks and other disclosures described in the reports the Company files from time to time with the Securities and Exchange Commission (“SEC”) after the date of this report for updated information.

PART I
Item 1.   Business
Item 1A        Risk Factors
Item 1B.       Unresolved Staff Comments
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4     Mine Safety Disclosures
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
Item 13     Certain Relationships and Related Transactions, and Director Independence
Item 14      Principal Accountant Fees and Services
PART IV
Item 15     Exhibits, Financial Statements Schedules
Item 16      Form 10-K Summary

PART I

Item 1.  Business.

Business of the Company

The Company is engaged in the business of investing in used regional aircraft equipment and leasing the equipment to foreign and domestic regional air carriers. The Company’s principal business objective is to acquire aircraft assets and manage those assets in order to provide a return on investment through lease revenue and, eventually, sale proceeds. The Company strives to achieve this objective by reinvesting cash flow from operations and using short-term and long-term debt and/or equity financing. The Company believes its ability to achieve this objective depends in large part on its success in three areas: asset selection and acquisition, lessee selection and obtaining financing to acquire aircraft and engines.

As of December 31, 2019, the Company’s aircraft portfolio consisted of eleven aircraft held for lease, six aircraft held under sales-type or direct finance leases and seven aircraft held for sale two of which are being sold in parts. Most of the Company’s aircraft are mid-life regional aircraft, and its globally diverse customer base consists of nine airlines operating in seven countries.

On October 1, 2018, AeroCentury acquired JetFleet Holding Corp. (“JHC”) in a reverse triangular merger (“Merger”) for consideration of approximately $2.9 million in cash and 129,217 shares of common stock. JHC is the sole shareholder of JetFleet Management Corp. (“JMC”), which is an integrated aircraft management, marketing and financing business that manages and administers the Company's portfolio of aircraft assets. Before the Merger, such management and administration were performed pursuant to the terms of a management agreement (the "Management Agreement") between the Company and JMC. Post-Merger, the management and administration services provided under the Management Agreement have become internalized and under the control and management of the Company itself.

A decrease in air travel, lack of demand for air travel or downturn in the aviation industry caused by public health emergencies or natural disasters, such as the recent coronavirus (COVID-19) outbreak, could result in lower utilization of our aircraft assets, which could in turn materially and adversely affect our business, financial condition and results of operations.

Asset Selection and Acquisition. The Company typically acquires assets in one of three ways. The Company may purchase an asset already subject to a lease and assume the rights and obligations of the seller, as lessor under the existing lease. Additionally, the Company may purchase an asset from an air carrier and lease it back to the air carrier. Finally, the Company may purchase an asset from a seller and then immediately enter into a new lease for the aircraft with a third-party lessee. In this last case, the Company typically does not purchase an asset unless a potential lessee has been identified and has committed to lease the asset.

The Company locates customers through marketing efforts utilizing website listings, attendance at industry conferences, referrals from existing industry contacts and current customers, and focused advertising.

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

Availability of Financing. The Company has funded its asset acquisitions primarily through debt financing, supplemented by free cash flow. The Company’s primary source of debt financing has been a Credit Facility provided by a syndicate of banks with MUFG Union Bank, NA, (“MUFG”) as agent (the “MUFG Credit Facility”). The Company is currently in negotiations with the MUFG Credit Facility lenders (“Credit Facility Lenders”) to convert the MUFG Credit Facility into a term loan facility (as anticipated to be converted, the “MUFG Term Loan” and, collectively with the MUFG Credit Facility, “MUFG Indebtedness”). Therefore, the MUFG Credit Facility is expected to no longer be a source of asset acquisition financing. The Company has engaged an investment banking advisor to assist in obtaining additional debt or equity financing which, if successful, would be used to repay the MUFG Indebtedness.

The Company’s portfolio of assets has historically generated lease and sale revenues that have exceeded the Company’s cash expenses, which have consisted mainly of maintenance costs, principal and interest payments on debt, professional fees, insurance premiums, management fees (before the Merger) and salaries and employee benefits (after the Merger). This historical excess cash from operations has aided in the Company’s ability to continue to add to its aircraft portfolio over time. However, until the MUFG Indebtedness is repaid or refinanced, the Company will likely be required to apply any excess cash flow toward repayment of the MUFG Indebtedness. Even if the MUFG Indebtedness is repaid, and a new credit facility is obtained by the Company, the Company’s performance and cash flow are subject to fluctuations and a number of risks and uncertainties, and as a result, free cash flow may not serve as a viable source of funding in some periods.

See Item 7 of this report for more information about trends in and expectations about the Company’s performance and liquidity.

Competition

The Company competes with other leasing companies, banks, financial institutions, private equity firms, aircraft leasing syndicates, aircraft manufacturers, distributors, airlines and aircraft operators, equipment managers, equipment leasing programs and other parties for its regional air carrier customers. Many of these competitors have longer operating histories, more experience, larger customer bases, more expansive brand recognition, deeper market penetration and significantly greater financial resources. Competition has continued to increase significantly as competitors who have traditionally neglected the regional air carrier market have recently focused on this market. The industry has also experienced a number of consolidations of smaller leasing companies, creating a handful of very large companies operating in this market, as well as new entrants to the market.

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

The Company, however, believes that it has a competitive advantage due to its experience and operational efficiency in financing the transaction sizes that are desired by many in the regional air carrier market. While the Company believes in its competitive advantage over the long term, should a global health emergency, such as the coronavirus outbreak, develop that materially disrupts the airline industry or slows down passenger growth globally, such growth and demand may be negatively impacted over the short to medium term.

Dependence on Significant Customers

For the year ended December 31, 2019, the Company’s five largest customers accounted for 23%, 23%, 16%, 14%, and 10% of operating lease revenue. For the year ended December 31, 2018, the Company’s four largest customers accounted for 30%, 21%, 15%, and 13% of operating lease revenue. This concentration of credit risk with respect to lease receivables will diminish in the future only if the Company is able to expand its customer base by re-leasing assets currently on lease to significant customers to new customers at lease-end and/or acquiring assets for lease to new customers. Conversely, sales of assets without the acquisition of additional assets may increase the concentration of significant customers in the Company’s portfolio.

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

Employees

Prior to the Merger, JMC was responsible for all administration and management of the Company pursuant to the terms of the Management Agreement. With the acquisition of JHC by the Company on October 1, 2018, the Company assumed the role of employer (through its JMC subsidiary) of the staff of such subsidiary at the time of the Merger. As of December 31, 2019, the Company had 10 total employees, including 9 full-time employees.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2019, the Company did not own any real property, plant or materially important physical properties. The Company leases its principal executive office space at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010 under a lease agreement that expires on June 30, 2020.

For information regarding the aircraft and aircraft engines owned by the Company, refer to the information under “Fleet Summary” in Item 7 of this report and Notes 2 and 3 to the Company’s consolidated financial statements in Item 8 of this report.

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

Number of Holders

According to the Company’s transfer agent, the Company had approximately 1,100 stockholders of record as of March 30, 2020. Because brokers and other institutions and nominees hold many of the Company’s shares of Common Stock on behalf of beneficial owners, the Company is unable to estimate the total number of beneficial owners represented by those nominees.

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

During 2019, the Company purchased no aircraft and the Company sold one aircraft that had been held for lease, one aircraft that had been reclassified during the year from held for lease to a sales-type finance lease and two aircraft and an engine that been held for sale. The Company also reclassified three aircraft from held for lease to held for sale. The Company ended the year with a total of eleven aircraft held for lease, with a net book value of approximately $108 million. This represents a 41% decrease compared to the net book value of the Company’s aircraft and engines held for lease at December 31, 2018. In addition to the aircraft held for lease at year end, the Company held six aircraft subject to finance leases and held seven aircraft for sale, two of which are being sold in parts.

Average portfolio utilization was approximately 95% and 92% during 2019 and 2018, respectively. The year-to-year increase was due to sales during 2018 and 2019 of assets that were off lease in the 2018 period, the effects of which were partially offset by aircraft that were on lease in 2018, but off lease for part of 2019.

Net loss for 2019 and 2018 was $16.7 million and $8.1 million, respectively, resulting in basic and diluted loss per share of $(10.78) and $(5.58), respectively. Pre-tax profit margin (which the Company calculates as its income before income tax provision as a percentage of its revenues and other income) was (49%) and (33%) in 2019 and 2018, respectively.

MUFG Credit Facility Default and Conversion into Term Loan

Historically, the Company has used its MUFG Credit Facility as its primary source of acquisition financing. In February 2019, the MUFG Credit Facility was extended to February 19, 2023, and was amended in certain other respects as described under Liquidity and Capital Resources. Contemporaneously, the Company refinanced, using new non-recourse term loans (“Nord Term Loans”) from Norddeutsche Landesbank Girozentrale, New York Branch (“Nord”) with an aggregate principal of $44.3 million, four aircraft that previously served as collateral under the MUFG Credit Facility and two aircraft that previously served as collateral under special-purpose subsidiary financings.

As of December 31, 2019, the Company owed $84.1 million in principal amount and $0.4 million in accrued interest under the MUFG Credit Facility, and $30.9 million in principal amount and $0.1 million in accrued interest under the Nord Term Loans.

During the third quarter of 2019 as a result of significant past due payments from the customer, the Company terminated the leases for, and repossessed, four of its aircraft held for lease. The customer, a European regional airline and one of the Company’s largest customers based on operating lease revenue, subsequently ceased operations and declared bankruptcy. The Company applied the security deposits and a portion of collected maintenance reserves it held against past due rent due from the customer. The remaining balance of collected maintenance reserves equal to $17.0 million was recognized as maintenance reserves revenue. The Company also recorded impairment losses totaling $22.3 million for the four aircraft based on appraised values or expected sales proceeds, and reclassified two of the four aircraft from held for lease to held for sale. As a result of the lease terminations, the four aircraft were newly appraised based on the maintenance-adjusted condition of the aircraft, rather than the basis previously used for their appraisal, which considered future cash flows under the leases. During that same quarter, the Company also (i) recorded impairment losses of $15,000 on another of its aircraft held for sale and $1.0 million related to airframe parts that are held for sale, both of which were based on estimated sales proceeds; and (ii) recorded a bad debt allowance of $3.9 million as a result of payment delinquencies by two other customers that lease three of the Company’s aircraft subject to finance leases. The Company reduced its bad debt allowance by $1.0 million during the fourth quarter of 2019, as a result of cash received during the quarter and anticipated cash to be received from the lessees in the first quarter of 2020.

At December 31, 2019, appraisal values for assets included in the borrowing base were updated, and increased the Borrowing Base Deficit to $29.8 million at that date.

As a result of the aforementioned impairment losses and bad debt allowance, as of September 30, 2019 and December 31, 2019, the Company was in default of its borrowing base covenant under the MUFG Credit Facility (the “Borrowing Base Default”), due to the outstanding facility balance exceeding the minimum required collateral value coverage by approximately $9.4 million and $29.8 million, respectively.

The Company was not in compliance with various covenants contained in the MUFG Credit Facility agreement, including those related to interest coverage and debt service coverage ratios and a no-net-loss requirement under the MUFG Credit Facility, at September 30, 2019 and at December 31, 2019.

On October 15, 2019, the agent bank for the Credit Facility Lenders under the MUFG Credit Facility delivered a Reservation of Rights Letter to the Company which contained notice of the Borrowing Base Default and a demand for repayment of the amount of the Borrowing Base Deficit by January 13, 2020, and also contained formal notices of default under the MUFG Credit Facility relating to the alleged material adverse effects on the Company’s business of the recent early termination of leases for three aircraft and potential financial covenant noncompliance based on the Company’s financial projections provided to the Credit Facility Lenders (the Borrowing Base Default and such other defaults referred to as the “Specified Defaults”). The Reservation of Rights Letter also informed the Company that further advances under the MUFG Credit Facility agreement would no longer be permitted due to the existence of such defaults.

In October, November and December 2019, the Company, agent bank and the Credit Facility Lenders entered into a Forbearance Agreement and amendments extending the Forbearance Agreement with respect to the Specified Defaults under the MUFG Credit Facility. The Forbearance Agreement (i) provided that the Credit Facility Lenders temporarily forbear from exercising default remedies under the MUFG Credit Facility agreement for the Specified Defaults, (ii) reduced the maximum availability under the MUFG Credit Facility to $85 million and (iii) extended the cure period for the Borrowing Base Deficit from January 13, 2020 to February 12, 2020. The Forbearance Agreement also allowed the Company to continue to use LIBOR as its benchmark interest rate, but increased the margin on the Company’s LIBOR-based loans under the MUFG Credit Facility from a maximum of 3.75% to 6.00% and set the margin on the Company’s prime rate-based loans at 2.75%, as well as added a provision for paid-in-kind interest (“PIK Interest) of 2.5% to be added to the outstanding balance of the MUFG Credit Facility debt in lieu of a cash payment. The Company paid cash fees of $406,250 in connection with the Forbearance Agreement and amendments, and accrued a fee of $832,100, which was added to the outstanding balance of the MUFG Credit Facility debt in lieu of a cash payment. The Forbearance Agreement was in effect until December 30, 2019, after which the Company and the Credit Facility Lenders agreed not to further amend the Forbearance Agreement. On February 12, 2020, the Credit Facility Lenders delivered a Reservation of Rights Letter to the Company which contained notice of the failure to cure the Borrowing Base Default by February 12, 2020. On March 16, 2020, the Credit Facility Lenders delivered a Reservations of Rights Letter to the Company that contained notice that the defaults under the MUFG Credit Facility constituted a default under the swap agreements related to the MUFG Credit Facility debt, and the swap agreements for the MUFG Credit Facility were terminated. The termination of the MUFG Swaps will require that the Company pay $3.1 million in connection with such termination. The termination payment owed to the swap counterparty is secured by the collateral that secures the MUFG Indebtedness, and increases the amount of indebtedness secured by the Credit Facility Lender’s blanket lien on the Company’s assets.

The Company is currently in negotiations with the Credit Facility Lenders to convert the MUFG Credit Facility into the MUFG Term Loan. Therefore, the MUFG Credit Facility is expected to no longer be a source of asset acquisition financing. The Company has engaged an investment banking advisor to assist in obtaining additional debt or equity financing which, if successful, would be used to repay the MUFG Indebtedness.

Nord Term Loan Default

In March 2020, one of the Company’s customers, which leases two regional jet aircraft subject to Nord Term Loan financing, did not timely make its quarterly rent payment. The lessee payment default under the leases and the resulting corresponding loan payment defaults by the Company’s special-purpose subsidiaries resulted in defaults under their respective Nord Term Loan agreements. The lessee, a major Spanish regional carrier, was severely affected by the COVID-19 pandemic, and was required to cease operations as part of Spain’s lockdown, but has indicated to the Company that it intends to honor its lease commitments. The Company is currently in discussions with the lessee regarding its overdue payment obligations and has entered into negotiations with Nord regarding a workout for the corresponding overdue Nord Term Loan payments.

Fleet Summary

(a) Assets Held for Lease

Key portfolio metrics of the Company’s aircraft held for lease as of December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019	December 31, 2018
Number of aircraft and engines held for lease	11	18

Weighted average fleet age	11.8 years	11.1 years
Weighted average remaining lease term	41 months	58 months
Aggregate fleet net book value	$108,368,600	$184,019,900

	For the Years Ended December 31,
	2019	2018
Average portfolio utilization	95%	92%

The increase in portfolio utilization between periods was primarily due to sales during 2018 and 2019 of assets that were off lease in the 2018 period, the effects of which were partially offset by aircraft that were on lease in 2018, but off lease for part of 2019.

The following table sets forth the net book value and percentage of the net book value, by type, of the Company’s assets that were held for lease at December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft:
Bombardier Dash-8-400	2	20%	2	13%
Bombardier Dash-8-300	-	-%	2	5%

Regional jet aircraft:
Embraer 175	3	26%	3	16%
Canadair 1000	2	21%	2	14%
Canadair 700	3	20%	3	12%
Canadair 900	1	13%	5	39%

Engines:
Pratt & Whitney 150A	-	-%	1	1%

During 2019, the Company purchased no aircraft and sold one aircraft that had been held for lease, one aircraft that had been reclassified during the year from held for lease to a sales-type finance lease and two aircraft and an engine that been held for sale, as well as certain aircraft parts. The Company also reclassified three aircraft from held for lease to held for sale. During 2018, the Company purchased two aircraft subject to operating leases and sold five aircraft and certain aircraft parts.

The following table sets forth the net book value and percentage of the net book value of the Company’s assets that were held for lease at December 31, 2019 and December 31, 2018 in the indicated regions (based on the domicile of the lessee):

	December 31, 2019		December 31, 2018
Region	Net book value	% of net book value	Net book value	% of net book value
North America	$63,799,600	59%	$68,485,400	37%
Europe	44,569,000	41%	110,069,000	60%
Asia	-	-%	5,465,500	3%
	$108,368,600	100%	$184,019,900	100%

For the year ended December 31, 2019, approximately 30%, 23%, 23% and 10% of the Company’s operating lease revenue was derived from customers in the United States, Spain, Slovenia and Croatia, respectively. For the year ended December 31, 2018, approximately 30%, 28% and 21% of the Company’s operating lease revenue was derived from customers in Slovenia, the United States and Spain, respectively. Operating lease revenue does not include interest income from the Company’s finance leases. The following table sets forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Years Ended December 31,
	2019		2018
Region	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue
Europe	4	59%	4	59%
North America	3	40%	4	37%
Asia	1	1%	1	4%

At December 31, 2019 and December 31, 2018, the Company also had six aircraft subject to finance leases. For the year ended December 31, 2019, approximately 57% and 43% of the Company’s finance lease revenue was derived from customers in Africa and Europe, respectively. For the year ended December 31, 2018, approximately 67% and 33% of the Company’s finance lease revenue was derived from customers in Africa and Europe, respectively.

(b) Assets Held for Sale

Assets held for sale at December 31, 2019 consisted of three Canadair 900 aircraft, one Saab 340B Plus turboprop aircraft, one Bombardier Dash-8-300 aircraft and airframe parts from two turboprop aircraft.

Results of Operations

(i) Revenues and Other Income

Revenues and other income increased by 61% to $43.6 million in 2019 from $27.1 million in 2018. The increase was primarily a result of increased maintenance reserves revenue and a gain on sale of assets in 2019 as opposed to a loss on sale of assets in 2018, the effects of which were partially offset by decreases in operating and finance lease revenues.

Operating lease revenue decreased by 7% to $25.6 million in 2019 from $27.6 million in 2018, primarily due to reduced rent income resulting from the early termination of four aircraft leases with one of the Company’s customers and the sale of an asset in 2019 that had been on lease until the time of sale. These decreases were partially offset by revenue from two aircraft purchased in the second quarter of 2018 and an asset that was on lease in 2019, but off lease in 2018.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time. During 2019, the Company recorded $17.0 million of such revenue, arising from maintenance reserves retained upon the termination of four aircraft leases with one customer. During 2018, the Company recorded $1.6 million of such revenue, arising from cash received from the former lessee of three aircraft after such aircraft were returned to the Company by the lessee during 2017, which amounts were not accrued at lease termination based on management’s evaluation of the creditworthiness of the lessee.

During 2019, the Company recorded a net gain of $0.3 million on the sale of two aircraft, an engine and aircraft parts and a net loss of $0.2 million on the reclassification of an aircraft from held for lease to a finance lease receivable. During 2018, the Company recorded net gains totaling $0.1 million on the sale of an aircraft and aircraft parts and losses totaling $3.5 million on the sale of four aircraft.

Finance lease revenue decreased by 32% to $0.9 million in 2019 from $1.3 million in 2018, primarily due to a lower finance lease receivables balance in 2019 and the purchase by the lessee of three aircraft subject to finance leases during the third quarter of 2018.

(ii) Expenses

Total expenses increased by 79% to $64.8 million in 2019 from $36.2 million in 2018. The increase was primarily a result of increases in asset impairment losses, bad debt expense and interest expense, the effects of which were partially offset by decreases in overhead expenses and settlement loss recorded in connection with the acquisition of JHC in 2018.

During 2019, the Company recorded impairment charges totaling $31.0 million on four assets held for sale, based on appraised values, and five assets held for sale, based on expected sales proceeds. As a result of four lease terminations during the year, the appraised values were based on the maintenance-adjusted condition of the aircraft, rather than the previous basis, which reflected future cash flows under the leases. During 2018, the Company recorded impairments totaling $3.0 million on four aircraft held for sale, based on appraised values.

As a result of payment delinquencies during 2019 by two customers that lease three of the Company’s aircraft subject to finance leases, the Company also recorded a bad debt expense of $2.9 million. The Company recorded no bad debt expense during 2018.

The Company’s interest expense increased by 19% to $11.3 million in 2019 from $9.5 million in 2018, primarily as a result of a higher average interest rate and $0.3 million of valuation charges related to the Company’s interest rate swaps, as well as a $1.1 million write-off of a portion of the Company’s unamortized debt issuance costs related to the MUFG Credit Facility, the effects of which were partially offset by a lower average debt balance.

After the Merger, JMC’s operating expenses, including salaries and employee benefits, became the responsibility of the Company. In 2019, overhead expenses of approximately $6.6 million were comprised of salaries and employee benefits and professional fees, general and administrative expenses. In 2018, overhead expenses of approximately $7.4 million were comprised of management fees paid to JMC under the Management Agreement, based on the net book value of the Company’s aircraft and engines and finance lease receivable balances, salaries and employee benefits after the Merger, and professional fees, general and administrative expenses. Professional fees, general and administrative and other expenses in 2018 included $485,000 incurred in connection with the acquisition of JHC.

Liquidity and Capital Resources

(a) MUFG Credit Facility

As discussed in Management Discussion and Analysis – Overview, the Company’s $145 million MUFG Credit Facility was previously the Company’s primary source of acquisition financing. The Company is currently in negotiations with the Credit Facility Lenders to convert the MUFG Credit Facility into the MUFG Term Loan. If conversion occurs, the MUFG Credit Facility will no longer be a source of debt financing for the Company’s acquisitions. The Company has engaged an investment banking advisor to assist in obtaining debt or equity financing which, if successful, would be used to repay the MUFG Indebtedness. Unless and until the MUFG Term Loan is refinanced with a new lender, substantially all the excess cash flow of the Company will be required to be applied toward repayment of the MUFG Term Loan, unless the Credit Facility Lenders approve other uses of such excess funds.

In March 2019, the Company entered into interest rate swaps (the “MUFG Swaps”) with respect to the variable interest rate payment amounts due for $50 million of the $84 million of outstanding MUFG Credit Facility debt.  On March 12, 2020, MUFG notified the Company that it had terminated the MUFG Swaps. The Company incurred a liability to the swap counterparties of $3.1 million in connection with such termination.

If the Company is not successful in converting the MUFG Credit Facility into the MUFG Term Loan, the Credit Facility Lenders have the right to declare a default and would have the option to require an enforced sale of the Company’s assets pursuant to a specified timetable, or, in the alternative, declare an acceleration of the debt and immediately foreclose upon the Company’s assets, including its ownership interests in the Nord Term Loan-financed special-purpose subsidiaries.

The Company’s ability to develop, obtain approval for and achieve its recapitalization plan (as defined below) is subject to a variety of factors, as discussed in Liquidity and Capital Resources—MUFG Credit Facility. If the Company is not able to maintain compliance with the MUFG Term Loan and raise sufficient capital or refinancing debt to repay all amounts owed under the MUFG Indebtedness, then the Company’s financial condition and liquidity would be materially adversely affected and its ability to continue operations could be materially jeopardized.

If the Company does not achieve its Recapitalization Plan and its anticipated results, the Credit Facility Lenders would thereafter have the right to exercise any and all remedies for default under the applicable MUFG Indebtedness agreement. Such remedies include, but are not limited to, declaring the entire indebtedness immediately due and payable, and if the Company were unable to repay such accelerated indebtedness, foreclosing upon the assets of the Company that secure the MUFG Indebtedness, which consist of all of the Company’s assets except for certain assets held in the Company’s single asset special-purpose financing subsidiaries.

The consolidated financial statements presented in this Annual Report on Form 10-K have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

(b) Special-purpose Financing and Nord Term Loans

In August 2016, the Company acquired, using wholly-owned special-purpose entities, two regional jet aircraft, using cash and third-party financing (referred to as “special-purpose financing” or “UK LLC SPE Financing”) separate from the MUFG Credit Facility.

In February 2019, the UK LLC SPE Financing was repaid as part of a refinancing involving the Nord Term Loans, which were made to special-purpose subsidiaries of AeroCentury (the “LLC Borrowers”). Under the Nord Term Loans, four aircraft that previously served as collateral under the MUFG Credit Facility were moved into newly formed special-purpose subsidiaries and, along with the aircraft owned by the two existing special-purpose subsidiaries, were pledged as collateral under the Nord Term Loans.

All of the Nord Term Loans contain cross-default provisions, so that any default by a lessee of any of the subject aircraft could result in the Nord Term Loan lender exercising its remedies under the Nord Term Loan agreement, including, but not limited to, possession of the aircraft that is subject to a lessee default. Currently, the Nord Term Loans are fully performing and were unaffected by the Company’s default under the MUFG Credit Facility.

Collectively, the LLC Borrowers entered into six interest rate derivatives, or interest rate swaps. Each such interest rate swap has a notional amount that mirrors the amortization under the corresponding Nord Term Loan entered into by the LLC Borrowers, effectively converting each of the six Nord Term Loans from a variable to a fixed interest rate. Each of these six interest rate swaps extend for the length of the corresponding Nord Term Loan, with maturities from 2020 through 2025.

One of the aircraft that was subject to Nord Term Loan financing was sold during the fourth quarter of 2019 and the related Nord Term Loan and interest rate swap were terminated.

In March 2020, one of the Company’s customers, which leases two regional jet aircraft subject to Nord Term Loan financing, did not timely make its quarterly rent payment. As a result, the special-purpose subsidiary borrowers that hold the aircraft did not have sufficient cash to meet the corresponding quarterly Nord Term Loan payment installments. The parent corporation was not permitted to fund the special-purpose subsidiary borrower’s loan payment obligations due to restrictions under the MUFG Credit Facility. The late payment by the lessee constituted an event of default under the Term Loan on March 19, 2020, and the Term Loan nonpayment constituted an event of default under the Nord Term Loan for each subsidiary on March 27, 2020. The lessee, a major Spanish regional carrier, was severely impacted by the COVID-19 pandemic, and was required to cease operations as part of Spain’s lockdown, but has indicated to the Company that it intends to honor its lease commitments in due course when able. The Company is currently reviewing its options for remedies and has entered into negotiations with Nord regarding a workout for the corresponding overdue Nord Term Loan payments.

(c) Cash Flow

The Company’s primary sources of cash from operations are payments due under the Company’s operating and finance leases, maintenance reserves, which are billed monthly to lessees based on asset usage, and proceeds from the sale of aircraft and engines.

The Company’s primary uses of cash are for (i) principal and interest due under the MUFG Indebtedness and the Nord Term Loans, (ii), salaries, employee benefits and general and administrative expenses, (iii) maintenance expense and (iv) reimbursement to lessees from collected maintenance reserves.

As discussed elsewhere in this report, the Company had a $29.8 million Borrowing Base Deficit under its MUFG Credit Facility at December 31, 2019. The Company is currently in negotiations with the Credit Facility Lenders to convert the MUFG Credit Facility into the MUFG Term Loan. The Company has engaged an investment banking advisor to help (i) formulate and analyze various strategic financial alternatives to address the Company’s capital structure, strategic and financing needs, as well as corporate level transactions aimed at achieving maximum value for the Company’s stockholders; and (ii) locate and negotiate with potential lenders, investors or transaction partners who would play a role in the Company’s plan (“Recapitalization Plan”).

Until the MUFG Indebtedness is repaid, the Company’s cash flow will be subject to monitoring and approval by the Credit Facility Lenders. Because the MUFG Term Loan agreement will likely require any accumulation of cash not needed to fund future general and administrative expenses or overhead or expected required payment to lessees to be deposited into a restricted account or used to pay down the balance of the MUFG Term Loan, the Company’s ability to meet unanticipated cash payment obligations may be wholly dependent upon obtaining approval from the Credit Facility Lenders to access the restricted cash account.

In addition, MUFG and the Company have not agreed upon the terms for payment of the $3.1 million owed in connection with the termination of the MUFG Swaps. The Company expects such terms to be addressed in connection with negotiations and resolution of the conversion of the MUFG Credit Facility into the MUFG Term Loan.

As a result of these factors, there is substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s ability to develop, obtain approval for and achieve its Recapitalization Plan is subject to a variety of factors, as discussed under Liquidity and Capital Resources—MUFG Credit Facility. If the Company is not able to either satisfy the requirements under the Recapitalization Plan, maintain compliance with its MUFG Indebtedness or raise sufficient capital to repay all amounts owed under the MUFG Indebtedness, then the Company’s financial condition and liquidity would be materially adversely affected and its ability to continue operations could be materially jeopardized.

In that case, the Company may need to curtail certain of its operations, including any asset acquisition or other growth plans, cut costs in other ways, incur additional debt or sell equity or certain of its revenue-producing assets in order to raise capital (which it may not be able to do on reasonable terms, or at all), or be forced into bankruptcy or liquidation.

The Company’s payments for maintenance consist of reimbursements to lessees for eligible maintenance costs under their leases and maintenance incurred directly by the Company for preparation of off-lease assets for re-lease to new customers. The timing and amount of such payments may vary widely between quarterly and annual periods, as the required maintenance events can vary greatly in magnitude and cost, and the performance of the required maintenance events by the lessee or the Company, as applicable, are not regularly scheduled calendar events and do not occur at uniform intervals. The Company’s maintenance payments typically constitute a large portion of its cash needs, and the Company has in the past borrowed additional funds under the MUFG Credit Facility to provide funding for these payments. Such funding will no longer be available under the MUFG Term Loan, if converted, and the Company will need to use excess cash flow or obtain permission from the Credit Facility Lenders to use funds in its restricted account.

The amount of interest paid by the Company depends primarily on the outstanding balance of the MUFG Indebtedness and Nord Term Loans and any future debt incurred in connection with the Company’s Recapitalization Plan.

The entire Nord Term Loan indebtedness is covered by interest rate swaps, and therefore, the Company has effectively converted the Nord Term Loan interest payments to fixed rate payments.

A portion of the Company’s indebtedness, as well as related interest rate swaps, use LIBOR as a benchmark for establishing the rates at which interest accrues. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely on or after December 31, 2021, or to perform differently than in the past. Although the consequences of these developments cannot be entirely predicted, they could affect cash flow, as they may require the Company to pay increased costs for its LIBOR debt or even cause an acceleration of maturity of such debt if a suitable replacement index cannot be agreed upon or is not available.

Actual results could deviate substantially from the assumptions management has made in forecasting the Company’s future cash flow. As discussed in Liquidity and Capital Resources – (a) Credit Facility and in Outlook and Factors that May Affect Future Results and Liquidity, there are a number of factors that may cause actual results to deviate from these forecasts. If these assumptions prove to be incorrect and the Company’s cash requirements exceed its cash flow, the Company would need to pursue additional sources of financing to satisfy these requirements, which may not be available when needed, on acceptable terms or at all. See Factors that May Affect Future Results and Liquidity for more information about financing risks and limitations.

(i) Operating activities

The Company’s cash flow from operations decreased by $9.8 million in 2019 compared to 2018. As discussed below, the decrease in cash flow was primarily a result of decreases in payments received for rent and maintenance reserves, the effects of which were partially offset by a decrease in payments made for maintenance.

(A)
Payments for rent

Receipts from lessees for rent decreased by $6.4 million in 2019 compared to 2018, primarily due to delinquencies related to one of the Company’s customers, and the sale of an aircraft during the first quarter of 2019, the effects of which were partially offset by rent for two aircraft acquired during the second quarter of 2018 and rent for an asset that was on lease in the 2019 period, but off lease in the 2018 period.

(B) Payments for maintenance reserves

Receipts from lessees for maintenance reserves decreased by $5.3 million in 2019 compared to 2018, primarily due to delinquencies related to one of the Company’s customers, as well as cash received in the 2018 period from the former lessee of three aircraft that were returned to the Company during 2017. Such payments were for unpaid maintenance reserves, as well as amounts due pursuant to the return conditions of the applicable leases. The Company did not accrue unpaid reserves or return condition amounts at the time of lease termination based on management’s evaluation of the creditworthiness of the lessee. Therefore, the Company has accounted for the former lessee’s payments as maintenance reserves revenue as the payments were received in 2018.

(C) Payments for maintenance

Payments made for maintenance decreased by $1.3 million in 2019 compared to 2018 as a result of decreased maintenance performed by the Company on off-lease aircraft to prepare them for sale or re-lease and decreased lessee maintenance reserves claims in 2019.

(ii) Investing activities

During 2019 and 2018, the Company received net cash of $16.8 million and $16.6 million, respectively, from asset sales. During 2019 and 2018, the Company used cash of $0 and $22.8 million, respectively, for aircraft acquisitions. During 2018, the Company also used $2.9 million related to AeroCentury’s acquisition of JHC.

(iii) Financing activities

During 2019 and 2018, the Company borrowed $6.0 million and $21.0 million, respectively, under the MUFG Credit Facility. In 2019 and 2018, the Company repaid $44.3 million and $32.6 million, respectively, of its total outstanding debt under the MUFG Credit Facility. Such repayments were funded by excess cash flow, the sale of assets and, in 2019, a portion of the $44.3 million in proceeds from the Nord Term Loans. During 2019 and 2018, the Company’s special-purpose entities repaid $9.2 million and $4.3 million, respectively, of UK LLC SPE Financing. During 2019, the Company also repaid $13.4 million of principal under the Nord Term Loans. During 2019 and 2018, the Company paid $6.5 million and $0.1 million, respectively, for debt issuance and amendment fees.

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

Outlook

MUFG Indebtedness. As discussed in Overview and Liquidity and Capital Resources, the Company is currently in negotiations with the Credit Facility Lenders to convert the MUFG Credit Facility into the MUFG Term Loan. The Company has engaged an investment banking advisor to help (i) formulate a Recapitalization Plan and analyze various strategic financial alternatives to address the Company’s capital structure, strategic and financing needs, as well as corporate level transactions aimed at achieving maximum value for the Company’s stockholders; and (ii) locate and negotiate with potential lenders, investors or transaction partners that would play a role in the Company’s Recapitalization Plan.

The Company’s short term future financial condition and prospects are now almost wholly dependent on two critical factors: (i) the Company’s ability to successfully enter into an amendment with the Credit Facility Lenders to convert the Credit Facility into term indebtedness and maintain compliance with such MUFG Indebtedness until it is able to repay and refinance such indebtedness and (ii) the Company’s ability to develop, obtain approval for, and execute a Recapitalization Plan that will allow the Company to refinance the MUFG Indebtedness and obtain new debt and/or equity capital to fund its asset growth. If the Company is not able to satisfy these conditions, the Company’s financial condition and liquidity would be materially adversely affected and its ability to continue long-term operations could be materially jeopardized.

Nord Term Loan Default. As discussed in Overview and Liquidity and Capital Resources, due to nonpayment of quarterly lease payments due on March 17, 2020 by the lessee of two aircraft, and the corresponding Nord Term Loan payment default by the Company’s special-purpose subsidiary borrowers, an event of default has occurred under the Nord Term Loans for each of those subsidiaries. The lease payment default by the lessee, which is a well-established major regional European carrier that has been consistently in compliance with its lease obligations over the history of its lease with the Company, was a direct result of the COVID-19 pandemic and the catastrophic impact of the pandemic and the ensuing governmental response on the airline industry. The Company is currently reviewing its options for remedies against the lessee. It has also entered into negotiations with Nord regarding a workout for the corresponding overdue Nord Term Loan payments, which will permit the Company’s special-purpose subsidiaries to continue to own the aircraft and manage their lease payment revenue and loan payment obligations until the airline industry recovers and resumes normal operations, or the aircraft can be refinanced. While the Company believes that the status of the lessees of the Nord-financed aircraft as established major carriers with a long and consistent payment history, combined with the overwhelming but hopefully temporary nature of the COVID-19 impact on the industry, make a compelling basis for Nord to grant a temporary accommodation under the Nord Term Loan agreements, there is no assurance that the Company will be successful in reaching an accommodation with Nord. Failure to reach some accommodation could lead to repossession of all five aircraft owned by the Company’s special-purpose subsidiaries, and may have a significant impact on the success of the Company’s effort to restructure the MUFG Indebtedness.

Impact of COVID-19 Pandemic. The ongoing COVID-19 pandemic has had an overwhelming adverse effect on all forms of transportation globally, but most acutely for the airline industry. The combined effect of fear of infection during air travel and international and domestic travel restrictions has caused a dramatic decrease in passenger loads in all areas of the world, not just in those countries with active clusters of COVID-19, as well as in airline ticket net bookings (i.e. bookings made less bookings canceled) of flights. This has led to significant cash flow issues for airlines, including some of the Company’s customers, and some airlines may be unable to timely meet their obligations under their lease obligations with the Company unless government financial support is received, of which there can be no assurance. Any significant nonpayment or late payment of lease payments by a significant lessee or combination of lessees could in turn impose limits on the Company’s ability to fund its ongoing operations as well as cause new defaults under the Company’s debt obligations, which in turn could lead to an immediate acceleration of debt and foreclosure upon the Company’s assets. Furthermore, for the duration of the pandemic and a period of financial recovery thereafter, sale and acquisition transactions are likely to be curtailed entirely or delayed while the industry returns to financial stability, which could impact the Company’s ability to implement its Recapitalization Plan.

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

Noncompliance with MUFG Indebtedness. The Company’s primary acquisition financing has been the MUFG Credit Facility, which is secured by a blanket lien on all assets of the Company, including its ownership interests in the Nord Term Loan-financed special-purpose subsidiaries. The Company is currently in negotiations with the Credit Facility Lenders to convert the MUFG Credit Facility into the MUFG Term Loan. If the Company fails to comply with any of the MUFG Indebtedness requirements, the Credit Facility Lenders can declare a default under the MUFG Indebtedness and accelerate the indebtedness and foreclose upon the Company’s assets.

Nord Payment Default. As discussed in Overview and Liquidity and Capital Resources, due to nonpayment of quarterly lease payments due on March 17, 2020 by the lessee of two aircraft and the corresponding Nord Term Loan payment default by the Company’s special-purpose subsidiary borrowers, an event of default has occurred under the Nord Term Loans for each of those subsidiaries. The parent company is not in a financial position to cure such default and is prohibited from doing so in any event under the MUFG Indebtedness. The Company has entered into negotiations with Nord regarding a workout for the corresponding overdue Nord Term Loan payments, which will permit the Company’s special-purpose subsidiaries to continue to own the aircraft and manage their lease payment revenue and loan payment obligations until the airline industry recovers and resumes normal operations or the aircraft can be refinanced. There is no assurance that the Company will be successful in reaching an accommodation with Nord. Failure to reach some accommodation could lead to repossession of all five aircraft owned by the Company’s special-purpose subsidiaries, and may have a significant negative impact on the success of the Company’s effort to restructure the MUFG Indebtedness.

Availability of Financing. The Company is currently in negotiations with the Credit Facility Lenders to convert the MUFG Credit Facility into the MUFG Term Loan, which will not be available to fund acquisition of aircraft assets. If and when the MUFG Indebtedness is repaid, the Company will need to find a new source of acquisition funding, either through equity investment proceeds, a new revolving credit facility, or new asset-specific financing, or a combination of any of the three. Until the final Recapitalization Plan is executed the Company will not have any means to acquire new aircraft assets. There can be no assurance that the Company will be able to obtain such additional capital when needed, in the amounts desired or on favorable terms.

MUFG Swap Hedging Dedesignation and Termination. Seven of the interest rate swaps entered into by the Company were previously designated as cash flow hedges. If at any time after designation of a cash flow hedge it is no longer probable that the forecasted hedged cash flows will occur, hedge accounting is no longer permitted and a hedge is “dedesignated.” After dedesignation, if it is still considered reasonably possible that the forecasted cash flows will occur, the amount previously recognized in other comprehensive income/(loss) will continue to be reversed as the forecasted cash flows affect earnings. However, if after dedesignation it is probable that the forecasted cash flows will not occur, amounts deferred in accumulated other comprehensive income/(loss) will be recognized in earnings immediately.

In October 2019, the Company determined that it was no longer probable that forecasted cash flows for the MUFG Swaps would occur as scheduled as a result of the Company’s defaults under the MUFG Credit Facility. The Company, therefore, was required to dedesignate those interest rate swaps.

The MUFG Swaps were terminated in March 2020, and the accumulated other comprehensive loss related to such cash flows will be recognized as an expense in the first quarter of 2020. In addition, the termination of the MUFG Swaps will require that the Company pay $3.1 million in connection with such termination. The termination payment owed to the swap counterparty is secured by the collateral that secures the MUFG Indebtedness, and increases the amount of indebtedness secured by the Credit Facility Lender’s blanket lien on the Company’s assets.

Impact of COVID-19 Pandemic. The ongoing COVID-19 pandemic has had an overwhelming adverse effect on all forms of transportation globally, but most acutely for the airline industry. The combined effect of fear of infection during air travel and international and domestic travel restrictions has caused a dramatic decrease in passenger loads in all areas of the world, not just in those countries with active clusters of COVID-19, as well as in airline ticket net bookings (i.e. bookings made less bookings canceled) of flights. This has led to significant cash flow issues for airlines, including some of the Company’s customers, and some airlines may be unable to timely meet their obligations under their lease obligations with the Company, unless government financial support is received, of which there can be no assurance. Any significant nonpayment or late payment of lease payments by a significant lessee or combination of lessees could in turn cause new defaults under the Company’s debt obligations, which in turn could lead to an immediate acceleration of debt and foreclosure upon the Company’s assets. Furthermore, for the duration of the pandemic and a period of financial recovery thereafter, sale and acquisition transactions are likely to be curtailed entirely or delayed while the industry returns to financial stability, which could impact the Company’s ability to implement its Recapitalization Plan.

General Economic Conditions and Lowered Demand for Travel. Because of the international nature of the Company’s business, a downturn in the health of the global economy could have a negative impact on the Company’s financial results, as demand for air travel generally decreases during slow or no-growth periods, and thus demand by airlines for aircraft capacity is also decreased. As discussed above, the COVID-19 pandemic is in its early stages, but it has already caused significant disruptions to the global supply chain, the stock market and consumer and business-to-business commerce, the effects of which may endure well beyond the current pandemic’s life cycle and result in low or negative growth in future periods While lower demand for air travel may actually lead to business opportunities as airlines turn to smaller aircraft to right-size capacity, it also presents potential challenges for the Company as it may impact the values of aircraft in the Company’s portfolio, lower market rents for aircraft that are being offered for lease by the Company, cause Company customers to be unable to meet their lease obligations, or reduce demand by airlines that would be potential customers for additional or replacement regional aircraft offered by the Company.

Because the Company’s portfolio is not entirely globally diversified, even in a growing global economy, a localized downturn in one of the key regions in which the Company leases assets could have a significant adverse impact on the Company. The Company’s significant sources of operating lease revenue by region are summarized in Fleet Summary – Assets Held for Lease.

Much of the recent growth in demand for regional aircraft has come from developing countries, and has been driven by mining or other resource extraction operations by Chinese enterprises in these countries. A downturn in the Chinese domestic or export economy that reduces demand for imported raw materials, such as an extended period of economic slowdown associated with the COVID-19 pandemic, could have a significant negative longer-term impact on the demand for business and regional aircraft in these developing countries, including in some of the markets in which the Company does, or seeks to do, business.

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

If international conflicts erupt into military hostilities, heightened visa requirements make international travel more difficult, terrorist attacks involving aircraft or airports occur, or a major flu or pandemic outbreak occurs, passengers may avoid air travel altogether, and global air travel worldwide could be significantly affected. Any such occurrence would have an adverse impact on many of the Company’s customers.

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

Nord Term Loan Risks. The special-purpose subsidiaries that own the five aircraft serving as collateral for the Nord Term Loans are the named borrowers, and each Nord Term Loan is secured by the corresponding aircraft owned by the applicable LLC Borrower. AeroCentury, as the parent corporation of each LLC Borrower, is not a party to the Term Loan agreements, but has entered into agreements with lessees of the LLC Borrowers to guarantee certain obligations to such lessees under each lessee’s lease agreement with an LLC Borrower and with the Term Loan lender to guarantee certain representations, warranties and covenants delivered by the LLC Borrowers to the Term Loan lender in connection with the refinancing transaction. As a result, although the Term Loans are non-recourse to AeroCentury, AeroCentury could become directly responsible for the LLC Borrowers’ obligations under the Term Loans and the related lease agreements pursuant to these guaranty arrangements. Moreover, any noncompliance under the Term Loans by any LLC Borrower could negatively affect the liquidity, aircraft portfolio and reputation of the Company as a whole.

The required payments under each Nord Term Loan are expected to be funded by the operating lease rental revenue received from the lessee of and sales proceeds from the corresponding aircraft, and each LLC Borrower’s continued compliance with its Nord Term Loan will depend upon the lessee’s compliance with its lease payment obligations. Failure by a lessee to make timely payments could result in a default under the applicable Term Loan and could result in an acceleration of all Nord Term Loan indebtedness of the applicable LLC Borrower or foreclosure by the Term Loan lender on the applicable aircraft. Furthermore, a default by any LLC Borrower under its Term Loan would also constitute a default under the MUFG Indebtedness, and therefore any failure by an LLC Borrower’s lessee to comply with its lease payment obligations or any other compliance failure by an LLC Borrower under its Term Loan could result in the Company’s noncompliance under several of its debt agreements, which could have a material negative adverse effect on the Company’s liquidity and capital resources.

In March 2020, one of the Company’s customers, which leases two regional jet aircraft subject to Nord Term Loan financing, did not make its quarterly rent payment which, in turn, resulted in a loan payment default by the Company’s special-purpose subsidiary that owns the aircraft. The Company is currently discussing remedies with both the customer and Nord.

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

It is possible that the Company may enter into deferral agreements for overdue lessee obligations. When a customer requests a deferral of lease obligations, the Company evaluates the lessee’s financial plan, the likelihood that the lessee can remain a viable carrier, and whether the deferral is likely to be repaid according to the agreed schedule. The Company may elect to record the deferred rent and reserves payments from the lessee on a cash basis, which could have a material effect on the Company’s financial results in the applicable periods. Deferral agreements with lessees also reduce the Company’s borrowing capacity under its MUFG Credit Facility.

Concentration of Lessees. For the year ended December 31, 2019, the Company’s five largest customers accounted for a total of approximately 86% of the Company’s monthly operating lease revenue. As discussed in “Outlook,” one of the Company’s largest customers based on operating lease revenue, which operated four aircraft leased by the Company, experienced financial difficulties and accrued a substantial arrearage for rent and maintenance reserves, and eventually ceased operations and declared bankruptcy. During the third quarter of 2019, the Company terminated the leases with this customer and repossessed the aircraft. Although the Company applied the security deposits and a portion of the maintenance reserves it held to past due rent and recorded $17.0 million of revenue for the remaining maintenance reserves, the Company also recorded impairment losses totaling $22.3 million related to the four aircraft based on appraisals or estimated sales proceeds. The impairment losses resulted in the Borrowing Base Default and noncompliance with several covenants under the Company’s MUFG Credit Facility, as discussed in Noncompliance with MUFG Indebtedness.

A lease default by or collection problem with one or a combination of any of the Company’s other significant customers could have a disproportionately negative impact on the Company’s financial results and borrowing base under the MUFG Credit Facility, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance. In addition, if the Company’s revenues become overly concentrated in a small number of lessees, the Company could fail to comply with certain financial covenants in its MUFG Credit Facility related to customer concentration, which could result in the negative effects of such a default as described under Noncompliance with MUFG Indebtedness.

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

Upon completion of the Merger on October 1, 2018, the Company became responsible for all expenses that were previously incurred by JMC in managing the Company. The risk of increased costs for these expenses is now the responsibility of the Company, and such costs are no longer limited to the amount of the management fee, as was the case under the third-party management structure with JMC. Consequently, the risk of any cost overruns or unanticipated expenses in asset management are borne solely by the Company and are no longer shifted to an unconsolidated third party. As a result, the Company’s expense categories, amounts, timing and patterns could change significantly in post-Merger periods and could be subject to increased period-to-period fluctuations.

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

The Company typically acquires used aircraft equipment. The market for used aircraft equipment has been cyclical, and generally reflects economic conditions and the strength of the travel and transportation industry. The demand for and value of many types of used aircraft in the recent past has been depressed by such factors as airline financial difficulties, airline consolidations, the number of new aircraft on order, an excess supply of newly manufactured aircraft or used aircraft coming off lease, as well as introduction of new aircraft models and types that may be more technologically advanced, more fuel efficient and/or less costly to maintain and operate. Values may also increase or decrease for certain aircraft types that become more or less desirable based on market conditions and changing airline capacity. Declines in the value of the Company’s aircraft and any resulting decline in market demand for these aircraft could materially adversely affect the Company’s revenues, performance and liquidity. Additionally, the Company’s ability to borrow under the current terms of its MUFG Credit Facility is subject to a covenant setting forth a maximum ratio of (i) the outstanding debt under the facility to (ii) the appraised value of the collateral base of aircraft assets securing the MUFG Credit Facility. As a result, a significant drop in the appraised market value of the Company’s aircraft portfolio could require the Company to make a substantial prepayment of outstanding principal under the MUFG Credit Facility in order to avoid a default under the MUFG Credit Facility and limit the utility of the MUFG Credit Facility as a source of future funding. As discussed above, these outcomes had occurred as of September 30, 2019 due to the Borrowing Base Default, in which the Company had a $9.4 million borrowing base deficiency under the MUFG Credit Facility. Subsequent updated appraisal values for assets included in the borrowing base of the MUFG Credit Facility resulted in an increase in the Borrowing Base Deficit to $29.8 million at December 31, 2019. The Company is currently in discussions with the Credit Facility Lenders to convert the MUFG Credit Facility into the MUFG Term Loan.

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

Interest Rate Risk. Although the debt under the Nord Term Loans is fully covered by interest rate swaps that effectively convert the variable interest rate Nord Term Loan payments to fixed rate payments, as a result of the termination of the MUFG Swaps, the amount of interest paid by the Company under the MUFG Indebtedness will fluctuate depending on prevailing interest rates. Consequently, interest rate increases could materially increase the Company’s interest payment obligations under its MUFG Indebtedness and thus could have a material adverse effect on the Company’s liquidity and financial condition. Further, because the interest rates under the Nord Term Loans are based on LIBOR and the interest on the MUFG Indebtedness may be subject to LIBOR, which is the subject of recent national, international and other regulatory guidance and proposals for reform, the amount of the Company’s interest payments under these arrangements could increase if LIBOR is phased out or performs differently than in the past.

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

Competition in the Company's market niche of regional aircraft has increased significantly recently as a result of increased focus on regional air carriers by competitors who have traditionally neglected this market, new entrants to the acquisition and leasing market and consolidation of certain competitors. This will likely continue to create upward pressure on acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, create downward pressure on lease rates, resulting in lower revenues and margins for the Company and, therefore, fewer acceptable acquisition opportunities for the Company.

Competitors in the niche that have lower costs of capital than the Company could gain have a significant advantage over the Company. Lower capital costs allow competitors to offer lower lease rates to carriers and/or the prices the competitor is able to pay for a leased asset. Due to the Company’s recent default under its MUFG Credit Facility, locating debt financing in line with the Company’s historical cost of capital in the short term could be difficult thereby exacerbating the competitive disadvantage of the Company with respect to cost of capital, until the Company re-establishes its financial stability following execution of its Recapitalization Plan.

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

Transition to LIBOR alternative reference rate. The London Inter-bank Offered Rate (“LIBOR”) represents the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans, and is the index rate of a portion of the Company’s MUFG Credit Facility debt and the Nord Term Loans of the LLC Borrower subsidiaries. Beginning in 2008, concerns were expressed that some of the member banks surveyed by the British Bankers’ Association in connection with the calculation of LIBOR rates may have been under-reporting or otherwise manipulating the interbank lending rates applicable to them. Regulators and law enforcement agencies from a number of governments have conducted investigations relating to the calculation of LIBOR across a range of maturities and currencies. If manipulation of LIBOR or another inter-bank lending rate occurred, it may have resulted in that rate being artificially lower (or higher) than it otherwise would have been. Responsibility for the calculation of LIBOR was transferred to ICE Benchmark Administration Limited, as independent LIBOR administrator, effective February 1, 2014. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021 (the “July 27th Announcement”). The July 27th Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the value of LIBOR-linked securities.

Although the Financial Stability Oversight Council has recommended a transition to an alternative reference rate in the event LIBOR is no longer available after 2021, which would affect the Company’s MUFG Indebtedness and some of its Term Loans, such plans are still in development and, if enacted, could present challenges. Moreover, contracts linked to LIBOR are vast in number and value, are intertwined with numerous financial products and services, and have diverse parties. The downstream effect of unwinding or transitioning such contracts could cause instability and negatively impact the financial markets and individual institutions. The uncertainty surrounding the sustainability of LIBOR more generally could undermine market integrity and threaten individual financial institutions and the U.S. financial system more broadly.

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

Swap Counterparty Credit Risks. AeroCentury and its LLC Borrowers have entered into certain interest rate swaps to hedge the interest rate risk associated with a portion of the MUFG Credit Facility and all of the Nord Term Loans indebtedness. These interest rate swap agreements effectively convert the variable interest rate payments under the LLC Borrower Term Loan indebtedness to fixed rate payments, and were intended to provide some economic hedge against interest rate fluctuations related to the MUFG Credit Facility. If an interest rate swap counterparty cannot perform under the terms of the interest rate swap due to insolvency, bankruptcy or other reasons, the Company would not receive payments due from the counterparty under that interest rate swap agreement, in which case, depending on interest rate conditions at the time of such default, the Company could be unable to meet its variable interest rate debt obligations and may default under one or more loan agreements. In such a case, the debt under the loan agreement could be accelerated and become immediately due and payable, the collateral securing the loan indebtedness could be foreclosed upon, and/or the Company might incur a loss on the fair market value of the interest rate swap agreement. Any such outcome could have a material adverse effect on the Company’s performance, liquidity and ability to continue operations.

Swap Breakage Fees. To reduce the amount of interest that accrues under its indebtedness, the Company could choose to prepay certain amounts borrowed under such loans. If the Company has hedged its variable interest rate indebtedness, in addition to prepayment fees that might be payable to the lender of the underlying indebtedness, the Company may also be obligated to pay certain swap breakage fees to the interest rate swap counterparty in order to unwind the interest rate swap related to the indebtedness that is being prepaid. Thus, the Company’s interest rate swaps could reduce the economic benefit that the Company might otherwise achieve through prepayment or could render an otherwise advantageous debt prepayment uneconomical.

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

Possible Volatility of Stock Price. The market price of the Company’s common stock is subject to fluctuations following developments relating to the Company’s operating results, changes in general conditions in the economy, the financial markets or the airline industry, changes in accounting principles or tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, or arising from other investor sentiment unknown to the Company. Because the Company has a relatively small capitalization of approximately 1.55 million shares outstanding, there is a correspondingly limited amount of trading and float of the Company’s shares. Consequently, the Company’s stock price is more sensitive to a single large trade or a small number of simultaneous trades along the same trend than a company with larger capitalization and higher trading volume and float. This stock price and trading volume volatility could limit the Company’s ability to use its capital stock to raise capital, if and when needed or desired, or as consideration for other types of transactions, including strategic collaborations, investments or acquisitions. Any such limitation could negatively affect the Company’s performance, growth prospects and liquidity.

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

The following financial statements and schedules are included in this report below:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018
Notes to Consolidated Financial Statements

(2) Schedules:

All schedules have been omitted because the required information is presented in the consolidated financial statements or is not applicable.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
AeroCentury Corp.
Burlingame, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AeroCentury Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in default of its debt obligations under the credit facility that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Method Related to Leases

As discussed in Notes 1, 2 and 8 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification 842, Leases.

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

San Francisco, California
March 30, 2020

AeroCentury Corp.
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2019	2018
Assets:
Cash and cash equivalents	$2,350,200	$1,542,500
Restricted cash	1,076,900	-
Securities	-	121,000
Accounts receivable, including deferred rent of $828,000 and $869,600 at December 31, 2019 and December 31, 2018, respectively	1,139,700	3,967,200
Finance leases receivable, net of allowance for doubtful accounts of $2,908,600 and $0 at December 31, 2019 and December 31, 2018, respectively	8,802,100	15,250,900
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $31,338,700 and $36,675,500 at December 31, 2019 and December 31, 2018, respectively	108,368,600	184,019,900
Assets held for sale	26,036,600	10,223,300
Property, equipment and furnishings, net of accumulated depreciation of $9,600 and $2,200 at December 31, 2019 and December 31, 2018, respectively	62,900	69,100
Office lease right of use, net of accumulated amortization of $524,500 at December 31, 2019	948,300	-
Favorable office lease acquired, net of accumulated amortization of $61,700 at December 31, 2018	-	863,300
Deferred tax asset	517,700	254,900
Prepaid expenses and other assets	292,800	840,100
Total assets	$149,595,800	$217,152,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$736,000	$1,025,600
Accrued payroll	164,200	78,600
Notes payable and accrued interest, net of unamortized debt issuance costs of $3,825,700 and $674,300 at December 31, 2019 and December 31, 2018, respectively	111,638,400	131,092,200
Derivative liability	1,824,500	-
Lease liability	336,400
Maintenance reserves	4,413,100	28,527,500
Accrued maintenance costs	446,300	463,300
Security deposits	1,034,300	3,367,800
Unearned revenues	3,039,200	3,274,800
Deferred income taxes	2,529,800	7,537,100
Income taxes payable	175,000	497,400
Total liabilities	126,337,200	175,864,300
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,545,884 outstanding at December 31, 2019 and December 31, 2018, respectively	1,800	1,800
Paid-in capital	16,782,800	16,782,800
Retained earnings	10,882,100	27,540,600
Accumulated other comprehensive loss	(1,370,800)	-
	26,295,900	44,325,200
Treasury stock at cost, 213,332 shares at December 31, 2019 and December 31, 2018	(3,037,300)	(3,037,300)
Total stockholders’ equity	23,258,600	41,287,900
Total liabilities and stockholders’ equity	$149,595,800	$217,152,200

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2019	2018
Revenues and other income:
Operating lease revenue	$25,609,000	$27,637,500
Maintenance reserves revenue, net	16,968,400	1,629,000
Finance lease revenue	852,600	1,251,000
Net gain/(loss) on disposal of assets	326,900	(3,408,700)
Net loss on sales-type finance leases	(170,600)	-
Other income	12,800	7,600
	43,599,100	27,116,400
Expenses:
Provision for impairment in value of aircraft	31,007,400	2,971,500
Depreciation	11,587,500	12,637,100
Interest	11,302,900	9,506,000
Professional fees, general and administrative and other	4,005,100	2,343,800
Bad debt expense	2,908,600	-
Salaries and employee benefits	2,367,500	592,300
Maintenance	850,800	636,000
Insurance	621,300	383,700
Other taxes	114,300	90,200
Management fees	-	4,482,800
Settlement loss	-	2,527,000
	64,765,400	36,170,400
Loss before income tax benefit	(21,166,300)	(9,054,000)
Income tax benefit	(4,507,800)	(972,800)
Net loss	$(16,658,500)	$(8,081,200)
Loss per share:
Basic	$(10.78)	$(5.58)
Diluted	$(10.78)	$(5.58)
Weighted average shares used in loss per share computations:
Basic	1,545,884	1,449,261
Diluted	1,545,884	1,449,261

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
	2019	2018
Net loss	$(16,658,500)	$(8,081,200)
Other comprehensive loss:
Unrealized losses on derivative instruments	(1,932,100)	-
Reclassification of net unrealized losses on derivative instruments to interest expense	186,400	-
Tax benefit related to items of other comprehensive loss	374,900	-
Other comprehensive loss	(1,370,800)	-
Total comprehensive loss	$(18,029,300)	$(8,081,200)

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2019 and 2018

	Number of Common Stock Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	1,416,699	$1,600	$14,780,100	$35,621,800	$(3,036,800)	$-	$47,366,700
Acquisition of JHC by AeroCentury	129,217	200	2,002,700	-	-	-	2,002,900
Common stock shares held by JHC prior to the acquisition of JHC and retained as treasury stock	(32)	-	-	-	(500)	-	(500)
Net loss	-	-	-	(8,081,200)	-	-	(8,081,200)
Balance December 31, 2018	1,545,884	1,800	16,782,800	27,540,600	(3,037,300)	-	41,287,900
Net loss	-	-	-	(16,658,500)	-	-	(16,658,500)
Accumulated other comprehensive loss	-	-	-	-	-	(1,370,800)	(1,370,800)
Balance, December 31, 2019	1,545,884	$1,800	$16,782,800	$10,882,100	$(3,037,300)	$(1,370,800)	$23,258,600

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018
Operating activities:
Net loss	$(16,658,500)	$(8,081,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (gain)/loss on disposal of assets	(326,900)	3,408,700
Net loss on sales-type finance leases	170,600	-
Non-cash income	-	(42,700)
Depreciation	11,587,500	12,637,100
Amortization	-	61,700
Provision for impairment in value of aircraft	31,007,400	2,971,500
Provision for bad debts	2,908,600	-
Non-cash interest	3,376,300	1,615,500
Settlement loss	-	2,527,000
Deferred income taxes	(4,895,200)	(1,390,000)
Derivative valuations	154,000	-
Changes in operating assets and liabilities:
Accounts receivable	(5,962,800)	(537,400)
Finance leases receivable	263,400	(133,100)
Office lease right of use	(948,300)	-
Favorable office lease acquired	863,300	-
Prepaid expenses and other	551,700	(457,800)
Taxes receivable	(5,600)	22,500
Accounts payable and accrued expenses	(277,300)	1,802,700
Accrued payroll	85,600	(14,800)
Accrued interest on notes payable	310,200	(147,100)
Office lease liability	336,400	-
Maintenance reserves and accrued costs	(14,016,200)	3,552,600
Security deposits	-	(4,100)
Unearned revenue	(32,100)	827,300
Income taxes payable	(322,400)	(677,200)
Net cash provided by operating activities	8,169,700	17,941,200
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	1,702,400	11,688,400
Proceeds from sale of assets held for sale, net of re-sale fees	15,107,000	4,945,200
Purchases of aircraft and aircraft engines	-	(22,844,300)
Proceeds from sale of securities	121,000	-
Acquisition of JHC, net of cash acquired	-	(2,875,100)
Net cash provided by/(used in) investing activities	16,930,400	(9,085,800)
Financing activities:
Issuance of notes payable – MUFG Credit Facility	5,984,100	21,000,000
Repayment of notes payable – MUFG Credit Facility	(44,300,000)	(32,600,000)
Issuance of notes payable – Nord Term Loans	44,310,000	-
Repayment of notes payable – UK LLC SPE Financing	(9,211,100)	(4,300,700)
Repayment of notes payable – Nord Term Loans	(13,395,600)	-
Debt issuance costs	(6,527,700)	(70,000)
Settlement of interest rate swap	(75,200)	-
Net cash used in financing activities	(23,215,500)	(15,970,700)
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,884,600	(7,115,300)
Cash, cash equivalents and restricted cash, beginning of year	1,542,500	8,657,800
Cash, cash equivalents and restricted, end of year	$3,427,100	$1,542,500

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Consolidated Statements of Cash Flows (continued)

 The components of cash and cash equivalents and restricted cash at the end of each of the years presented consisted of:
	December 31,
	2019	2018
Cash and cash equivalents	$ 2,350,200	$ 1,542,500
Restricted cash	1,076,900	-
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$3,427,100	$1,542,500

During the years ended December 31, 2019 and 2018, the Company paid interest totaling $8,123,100 and $8,173,900, respectively. The Company paid income taxes of $617,600 in 2019 and $1,063,200, including $627,000 of pre-Merger taxes payable by JHC and assumed by the Company as a result of the Merger, in 2018. During 2018, AeroCentury issued 129,217 shares valued at $2,002,900 related to its acquisition of JHC.

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2019

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp. (“AeroCentury”) is a Delaware corporation incorporated in 1997. AeroCentury together with its consolidated subsidiaries is referred to as the “Company.”

In August 2016, AeroCentury formed two wholly-owned subsidiaries, ACY 19002 Limited (“ACY 19002”) and ACY 19003 Limited (“ACY 19003”) for the purpose of acquiring aircraft using a combination of cash and third-party financing (“UK LLC SPE Financing” or “special-purpose financing”) separate from AeroCentury’s credit facility (the “MUFG Credit Facility”). The UK LLC SPE Financing was repaid in full in February 2019 as part of a refinancing involving new non-recourse term loans totaling approximately $44.3 million (“Nord Term Loans”) made to ACY 19002, ACY 19003, and two other newly formed special-purpose subsidiaries of AeroCentury. See Note 6(b) for more information about the Nord Term Loans.

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

In November 2018, AeroCentury formed two wholly-owned subsidiaries, ACY SN 15129 LLC (“ACY 15129”) and ACY E-175 LLC (“ACY E-175”), for the purpose of refinancing four of the Company’s aircraft using the Nord Term Loans. Because the Nord Term Loans did not close until February 2019, the subject aircraft remained as collateral under the MUFG Credit Facility as of December 31, 2018, and ACY 15129 and ACY E-175 had no activity in 2018.

Financial information for AeroCentury and its consolidated subsidiaries is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) based upon the continuation of the business as a going concern. All intercompany balances and transactions have been eliminated in consolidation.

(b) Going Concern

As discussed in Note 6, the Company was in default under its MUFG Credit Facility as of December 31, 2019. The MUFG Credit Facility lenders (“Credit Facility Lenders”) have the right to exercise any and all remedies for default under the MUFG Credit Facility agreement. Such remedies include, but are not limited to, declaring the entire indebtedness immediately due and payable and, if the Company were unable to repay such accelerated indebtedness (including its obligation in connection with the termination of two interest rate swaps entered into in connection with the MUFG Credit Facility (the “MUFG Swaps”), foreclosing upon the assets of the Company that secure the MUFG Indebtedness, which consist of all of the Company’s assets except for certain assets held in the Company’s single asset special-purpose financing subsidiaries. In addition, as discussed in Note 15, the coronavirus pandemic has led to significant cash flow issues for airlines, including some of the Company’s customers, and some airlines may be unable to timely meet their obligations under their lease obligations with the Company unless government financial support is received, of which there can be no assurance. Any significant nonpayment or late payment of lease payments by a significant lessee or combination of lessees could in turn impose limits on the Company’s ability to fund its ongoing operations as well as cause new defaults under the Company’s debt obligations, which in turn could lead to an immediate acceleration of debt and foreclosure upon the Company’s assets.  As a result of these factors, there is substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is currently in negotiations with the Credit Facility Lenders to convert the MUFG Credit Facility into a term loan facility (as converted, the The Company is currently in negotiations with the Credit Facility Lenders to convert the MUFG Credit Facility into a term loan facility (as converted, the “MUFG Term Loan” and, collectively with the MUFG Credit Facility, “MUFG Indebtedness”). The Company has engaged an investment banking advisor to assist in obtaining additional debt or equity financing (the “Recapitalization Plan”) which, if successful, would be used to repay the MUFG Indebtedness.  However, there is no assurance that this will occur.  This is further exacerbated by the significance of the COVID-19 uncertainties discussed in Note 15.

The consolidated financial statements presented in this Annual Report on Form 10-K have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

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

(d) Comprehensive Income/(Loss)

The Company reflects changes in the fair value of its interest rate swap derivatives that are designated as hedges in other comprehensive income/(loss). Such amounts are reclassified into earnings in the periods in which the hedged transaction occurs or when it is probable that the hedged transactions will no longer occur, and are included in interest expense.

(e) Cash, Cash Equivalents and Restricted Cash

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less from the date of acquisition, as cash equivalents.

The Company’s restricted cash is held in an account with the agent for the Company’s MUFG Credit Facility and disbursements from the account are subject to the control and discretion of the agent for payment of principal on the MUFG Credit Facility as well as for the Company’s operating expenses.

(f) Securities

At December 31, 2018, the Company owned 121 shares of non-voting preferred stock in a non-public company. The stock, which had a cumulative preferred annual dividend of 10% and a liquidation value of $1,000 per share, was sold during 2019.

(g) Lease Accounting, Favorable Lease Acquired and Lease Right of Use Asset

In February 2016, the Financial Accounting Standards Board ("FASB") issued Topic 842 - Leases in the Accounting Standards Codification ("ASC"). Topic 842 substantially modifies lessee accounting for leases, requiring that lessees recognize lease assets and liabilities for leases extending beyond one year. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted Topic 842 on January 1, 2019, electing to apply its provisions on the date of adoption and to record the cumulative effect as an adjustment to retained earnings. Lessor accounting under Topic 842 is similar to the prior accounting standard and the Company has elected to apply practical expedients under which the Company will not have to reevaluate whether a contract is a lease, the classification of its existing leases or its capitalized initial direct costs. In addition, the Company, as lessor, has elected the practical expedient to combine lease and non-lease components as one combined component for its leased aircraft for purposes of determining whether that combined component should be accounted for under Topic 606, which establishes rules that affect the amount and timing of revenue recognition for contracts with customers, or Topic 842.

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

In connection with the Company’s acquisition of JHC, as discussed in Note 10, the Company recognized that the lease of its office facilities had rents that were substantially below the market for such office space. Consequently, the Company recorded $925,000 as the value of below-market rents at the October 1, 2018 date of the JHC acquisition, and amortized such amount on a level basis over the remaining term of the office lease, including two one-year bargain renewal options. The Company recorded $61,700 of amortization in 2018.

Lessee reporting was changed by the new standard, requiring that the balance sheet reflect a liability for most operating lease obligations as well as a “right of use” asset. As such, in January 2019, the Company was required to record a lease obligation of approximately $610,000 in connection with the lease of its headquarters office, and to increase the capitalized leasehold interest / right of use asset by $610,000, as discussed in Note 8. There was no effect on retained earnings recorded as a result of adoption of the standard. The Company elected the lessee practical expedient to combine the lease and non-lease components.

(h) Aircraft Capitalization and Depreciation

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

(i) Property, Equipment and Furnishings

The Company’s interests in equipment are recorded at cost and depreciated using the straight-line method over five years. The Company’s leasehold improvements are recorded at cost and amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the respective assets.

(j) Impairment of Long-lived Assets

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

As discussed in Note 9, the Company recorded impairment losses totaling $31.0 million and $3.0 million in 2019 and 2018, respectively, as a result of the Company’s determination that the carrying values for certain aircraft were not recoverable.

The 2019 impairment losses consisted of (i) $24.0 million resulting from appraised values for four aircraft that are held for sale, assuming sale in a reasonably short time (“Orderly Liquidation Value”) and (ii) $7.0 million resulting from estimated or actual sales proceeds for five assets held for sale, three of which were sold during 2019.

The 2018 impairment losses consisted of (i) $2.7 million resulting from Orderly Liquidation Values for four aircraft held for sale and (ii) $0.3 million resulting from writing a fifth aircraft down to its appraised value.

(k) Deferred Financing Costs and Commitment Fees

Costs incurred in connection with debt financing are deferred and amortized over the term of the debt using the effective interest method or, in certain instances where the differences are not material, using the straight-line method. Costs incurred in connection with the MUFG Credit Facility are deferred and amortized using the straight-line method. Commitment fees for unused funds are expensed as incurred.

(l) Security Deposits

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

(m) Taxes

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

(n) Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

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

The Company had an allowance for doubtful accounts of $2,908,600 and $0 at December 31, 2019 and 2018, respectively.

(o) Comprehensive Income

The Company reflects changes in the fair value of its interest rate swap derivatives that are designated as hedges in other comprehensive income/(loss). Such amounts are reclassified into earnings in the periods in which the hedged transaction occurs, and are included in interest expense.

(p) Finance Leases

As of December 31, 2019, the Company had three aircraft subject to sales-type finance leases and three aircraft subject to direct financing leases. All six leases contain lessee bargain purchase options at prices substantially below the subject asset’s estimated residual value at the exercise date for the option. Consequently, the Company has classified each of these six leases as finance leases for financial accounting purposes. For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option, as a finance lease receivable on its balance sheet, and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease. For each of the three sales-type finance leases, the Company recognized as a gain or loss the amount equal to (i) the net investment in the sales-type finance lease plus any initial direct costs and lease incentives less (ii) the net book value of the subject aircraft at inception of the applicable lease.

The Company recognized interest earned on finance leases in the amount of $852,600 and $1,251,000 in 2019 and 2018, respectively. As a result of payment delinquencies by two customers that lease three of the Company’s aircraft subject to finance leases, the Company recorded a bad debt allowance of $2,957,800 during 2019.

(q)
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

Maintenance reserves are characterized as either refundable or non-refundable depending on their disposition at lease-end. The Company retains non-refundable maintenance reserves at lease-end, even if the lessee has met all of its obligations under the lease, including any return conditions applicable to the leased asset, while refundable reserves are returned to the lessee under such circumstances. Any reserves retained by the Company at lease-end are recorded as revenue at that time.

Accrued maintenance costs include (i) maintenance for work performed for off-lease aircraft, which is not related to the release of maintenance reserves received from lessees and which is expensed as incurred, and (ii) lessor maintenance obligations assumed and recognized as a liability upon acquisition of aircraft subject to a lease with such provisions.

(r) Interest Rate Hedging

During the first quarter of 2019, the Company entered into certain derivative instruments to mitigate its exposure to variable interest rates under the Term Loans debt and a portion of the MUFG Credit Facility debt. Hedge accounting is applied to such a transaction only if specific criteria have been met, the transaction is deemed to be “highly effective” and the transaction has been designated as a hedge at its inception. Under hedge accounting treatment, generally, the effects of derivative transactions are recorded in earnings for the period in which the hedge transaction affects earnings. A change in value of a hedging instrument is reported as a component of other comprehensive income/(loss) and is reclassified into earnings in the period in which the transaction being hedged affects earnings.

If at any time after designation of a cash flow hedge, such as those entered into by the Company, it is no longer probable that the forecasted cash flows will occur, hedge accounting is no longer permitted and a hedge is “dedesignated.” After dedesignation, if it is still considered reasonably possible that the forecasted cash flows will occur, the amount previously recognized in other comprehensive income/(loss) will continue to be reversed as the forecasted transactions affect earnings. However, if after dedesignation it is probable that the forecasted transactions will not occur, amounts deferred in accumulated other comprehensive income/(loss) will be recognized in earnings immediately.

As noted in Note 7, in October 2019 the Company became aware that, as a result of certain defaults under its MUFG Credit Facility, certain of the forecasted transactions related to its MUFG Credit Facility interest rate swaps are no longer probable of occurring and, hence, those swaps were dedesignated from hedge accounting at that time. As discussed in Note 15, the two swaps related to the MUFG Credit Facility were terminated in March 2020 and the Company incurred a $3.1 million obligation in connection with such termination.

(s) Recent Accounting Pronouncements

ASU 2016-13

The FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), in June of 2016 (“ASU 2016-13”). ASU 2016-13 provides that financial assets measured at amortized cost are to be presented as a net amount, reflecting a reduction for a valuation allowance to present the amount expected to be collected (the “current expected credit loss” model of reporting). As such, expected credit losses will be reflected in the carrying value of assets and losses will be recognized before they become probable, as is required under the Company’s present accounting practice. In the case of assets held as available for sale, the amount of the valuation allowance will be limited to an amount that reflects the marketable value of the debt instrument. This amendment to GAAP is effective  in the first quarter of 2023 for calendar-year SEC filers that are smaller reporting companies as of the one-time determination date. Early adoption is permitted beginning in 2019. The Company plans to adopt the new guidance on January 1, 2023, and has not determined the impact of this adoption on its consolidated financial statements.

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), a new accounting standard update to simplify the accounting for income taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

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

The Company’s leases are normally “triple net leases” under which the lessee is obligated to bear all costs, including tax, maintenance and insurance, on the leased assets during the term of the lease. In most cases, the lessee is obligated to provide a security deposit or letter of credit to secure its performance obligations under the lease, and in some cases, is required to pay maintenance reserves based on utilization of the aircraft, which reserves are available for qualified maintenance costs during the lease term and may or may not be refundable at the end of the lease. Typically, the leases also contain minimum return conditions, as well as an economic adjustment payable by the lessee (and in some instances by the lessor) for amounts by which the various aircraft or engine components are worse or better than a targeted condition set forth in the lease. Some leases contain renewal or purchase options, although the Company’s sales-type and finance leases all contain a bargain purchase option at lease end which the Company expects the lessees to exercise or require that the lessee purchase the aircraft at lease-end for a specified price.

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

(a) Assets Held for Lease

At December 31, 2019 and December 31, 2018, the Company’s aircraft and aircraft engines held for lease consisted of the following:

	December 31, 2019		December 31, 2018
Type	Number Owned	% of net book value	Number owned	% of net book value
Regional jet aircraft	9	80%	13	81%
Turboprop aircraft	2	20%	4	18%
Engines	-	-%	1	1%

The Company did not purchase any aircraft held for lease during 2019. During the third quarter, the Company terminated the leases for four of its aircraft held for lease as a result of significant past due payments from the customer and repossessed the aircraft. The customer subsequently ceased operations and declared bankruptcy. The Company applied the security deposits and a portion of collected maintenance reserves it held to the past due rent due from the customer and recorded $16,968,400 of maintenance reserves revenue for the balance of the collected maintenance reserves. The Company also recorded impairment losses totaling $28,424,000 for the four aircraft based on appraised values for three of the aircraft and expected sales proceeds for the fourth aircraft, and reclassified the four aircraft to held for sale. As a result of the lease terminations, the appraised values were based on the maintenance-adjusted condition of the aircraft, rather than the previous basis, which reflected future cash flows under the leases. One of the aircraft was sold during the fourth quarter of 2019.

None of the Company’s aircraft held for lease were off lease at December 31, 2019. As discussed below, the Company has seven off-lease aircraft that are held for sale: (i) two turboprop aircraft that were reclassified to held for sale in the third quarter of 2018, one of which is subject to a short-term lease, (ii) three regional jet aircraft that were reclassified to held for sale during 2019 and (iii) two turboprop aircraft that are being sold in parts.

As of December 31, 2019, minimum future lease revenue payments receivable under non-cancelable operating leases were as follows:

Years ending December 31

2020	$17,650,900
2021	10,392,000
2022	8,639,600
2023	8,639,600
2024	6,826,100
Thereafter	1,683,300
$53,831,500

The remaining weighted average lease term of the Company’s assets under operating leases was 41 months and 58 months at December 31, 2019 and December 31, 2018, respectively.

(b) Sales-Type and Finance Leases

As a result of a lease amendment containing a purchase option for an older aircraft at lease end during the second quarter of 2019, the Company reclassified an asset that was previously held for lease to a sales-type finance lease receivable and recorded a loss of $170,600. The aircraft was sold to the lessee at lease expiration during the fourth quarter.

During 2019, the Company also amended the sales-type leases for two aircraft to accommodate the lessee’s request to transfer a portion of future lease payment obligations from one of the leases to the other, as well as to assign one of the leases and related aircraft to a different lessee. Payments for both leases were also amended to reflect a higher implicit interest rate, such that the fair value of the leases after amendment equaled the carrying value of the leases before the amendment. No gain or loss was recognized as a result of these lease modifications. As a result of payment delinquencies by these two customers, the Company recorded a bad debt allowance of $2,907,800. As discussed in Note 15, the leases for these two aircraft were further amended in January 2020 and a third aircraft leased to one of the lessees was sold to the lessee.

At December 31, 2019 and December 31, 2018, the net investment included in sales-type finance leases and direct financing leases receivable were as follows:

	December 31, 2019	December 31, 2018
Gross minimum lease payments receivable	$9,096,400	$17,107,100
Less unearned interest	(286,600)	(1,856,200)
Difference between minimum lease payments receivable and collateral value of leases	(7,700)	-
Finance leases receivable	$8,802,100	$15,250,900

As of December 31, 2019, minimum future payments receivable under finance leases were as follows:

Years ending December 31

2020	$3,817,200
2021	2,608,200
2022	2,114,000
2023	557,000
$9,096,400

The remaining weighted average lease term of the Company’s assets under sales-type and finance leases was 20 months and 32 months at December 31, 2019 and December 31, 2018, respectively.

As discussed in Note 15, the customer for three of the Company’s aircraft that are subject to direct financing leases purchased the aircraft in March 2020.

The following is a roll forward of the Company’s allowance for doubtful accounts from December 31, 2018 to December 31, 2019:

Balance, December 31, 2018	$-
Additions charged to expense	2,908,600
Balance, December 31, 2019	$2,908,600

3. Assets Held for Sale

As discussed in Note 2(a), during 2019, the Company reclassified four regional jet aircraft that had been held for lease to held for sale after repossession from a customer. One of the aircraft was sold during 2019.

Assets held for sale at December 31, 2019 included three of the regional jet aircraft that were repossessed and two turboprop aircraft, one of which is subject to a short-term operating lease, and airframe parts from two turboprop aircraft. During 2019, the Company recorded an impairment loss of $1,000,000 related to the airframe parts from one of the aircraft, based on estimated sales proceeds.

During 2019, the Company received $820,800 in cash and accrued $117,400 in receivables for parts sales. These amounts were accounted for as follows: $133,100 reduced accounts receivable for parts sales accrued in the fourth quarter of 2018; $731,700 reduced the carrying value of the parts; and $73,400 was recorded as gains in excess of the carrying value of the parts. During 2018, the Company received $1,280,100 in cash and accrued $133,100 in receivables for parts sales. These amounts were accounted for as follows: $779,700 reduced accounts receivable for parts sales accrued in 2017, $543,200 reduced the carrying value of the parts, and $90,300 was recorded as gains in excess of the carrying value of the parts.

4. Operating Segments

The Company operates in one business segment, the leasing of regional aircraft to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

Approximately 30% and 28% of the Company’s operating lease revenue was derived from lessees domiciled in the United States during 2019 and 2018, respectively. All revenues relating to aircraft leased and operated internationally, with the exception of rent payable in Euros for two of the Company’s aircraft, are denominated and payable in U.S. dollars.

The tables below set forth geographic information about the Company’s operating lease revenue and net book value for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Years Ended December 31,
Operating Lease Revenue	2019	2018

Europe and United Kingdom	$15,174,900	$16,258,800
North America	10,119,100	10,119,100
Asia	315,000	1,259,600
	$25,609,000	$27,637,500

	December 31,
Net Book Value of Aircraft and Aircraft Engines Held for Lease	2019	2018

Europe and United Kingdom	$44,569,000	$110,069,000
North America	63,799,600	68,485,400
Asia	-	5,465,500
	$108,368,600	$184,019,900

The table below sets forth geographic information about the Company’s finance lease revenue, grouped by domicile of the lessee:

	For the Years Ended December 31,
Finance Lease Revenue	2019	2018

Africa	$487,000	$832,800
Europe and United Kingdom	365,600	418,200
	$852,600	$1,251,000

5. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables. The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

For the year ended December 31, 2019, the Company had seven significant customers, five of which individually accounted for 23%, 23%, 16%, 14% and 10%, respectively, of operating lease revenue and two of which accounted for 57% and 38%, respectively, of finance lease revenue. For the year ended December 31, 2018, the Company had five significant customers, four of which individually accounted for 30%, 21%, 15% and 13%, respectively, of operating lease revenue and one of which accounted for 67% of finance lease revenue.

At December 31, 2019, the Company had receivables from one customer totaling $828,000 related to rents for 2019, representing 74% of the Company’s total accounts receivable, all of which was for accrued rent that is due in March 2020. At December 31, 2018, the Company had receivables from three customers totaling $3,413,500, representing 87% of the Company’s total accounts receivable.

6. Notes Payable and Accrued Interest

At December 31, 2019 and December 31, 2018, the Company’s notes payable and accrued interest consisted of the following:

	December 31, 2019	December 31, 2018
MUFG Credit Facility:
Principal	$84,084,100	$122,400,000
Unamortized debt issuance costs	(3,084,200)	(674,300)
Accrued interest	376,200	139,300
Special-purpose financing:
Principal:
UK SPE Financing	-	9,211,200
Nord Term Loans	30,914,500	-
Unamortized debt issuance costs	(741,500)	-
Accrued interest	89,300	16,000
	$111,638,400	$131,092,200

(a) MUFG Credit Facility

The unused amount of the MUFG Credit Facility was $915,900 and $47,600,000 as of December 31, 2019 and December 31, 2018, respectively. The weighted average interest rate on the MUFG Credit Facility was 10.23% and 5.92% at December 31, 2019 and December 31, 2018 respectively.

In addition to payment obligations (including principal and interest payments on outstanding borrowings and commitment fees based on the amount of any unused portion of the MUFG Credit Facility), the MUFG Credit Facility agreement contains financial covenants with which the Company must comply, including, but not limited to, positive earnings requirements, minimum net worth standards and certain ratios, such as debt to equity ratios.

As of December 31, 2018, the Company was not in compliance with the interest coverage, debt service coverage, no-net-loss and revenue concentration covenants under the MUFG Credit Facility agreement. The noncompliance resulted primarily from the Company recording aircraft impairment charges and losses on sales of aircraft totaling $3.4 million during 2018. The amendments included in the MUFG Credit Facility agreement in February 2019 discussed below cured the December 31, 2018 noncompliance and revised the compliance requirements through the extended maturity date of the MUFG Credit Facility.

In February 2019, the MUFG Credit Facility, which was to expire on May 31, 2019, was extended to February 19, 2023, and was amended in certain other respects. Also, four aircraft that previously served as collateral under the MUFG Credit Facility and two aircraft that previously served as collateral under special-purpose subsidiary financings were refinanced in February 2019 using non-recourse term loans (the Nord Term Loans) with an aggregate principal of $44.3 million.

During the third quarter of 2019 as a result of significant past due payments from the customer, the Company terminated the leases for, and repossessed, four of its aircraft held for lease The customer, a European regional airline and one of the Company’s largest customers based on operating lease revenue, subsequently ceased operations and declared bankruptcy. The Company applied the security deposits and a portion of collected maintenance reserves it held against past due rent due from the customer. The remaining balance of collected maintenance reserves equal to $17.0 million was recognized as maintenance reserves revenue. The Company also recorded impairment losses totaling $22.3 million for the four aircraft, one of which was sold during the fourth quarter, based on appraised values for three of the aircraft and expected sales proceeds for the fourth. As a result of the lease terminations, the three aircraft were newly appraised based on the maintenance-adjusted condition of the aircraft, rather than the basis previously used for their appraisal, which considered future cash flows under the leases.

During the third quarter of 2019, the Company also recorded impairment losses of $15,000 on another of its aircraft held for sale and $1.0 million related to airframe parts that are held for sale, both of which were based on estimated sales proceeds. As a result of payment delinquencies by two other customers that lease three of the Company’s aircraft subject to finance leases, the Company also recorded a bad debt allowance of $2.9 million during 2019. As a result of the aforementioned impairment losses and bad debt allowance, as of September 30, 2019, the Company was in default of its borrowing base covenant under the MUFG Credit Facility (the “Borrowing Base Default”), due to the outstanding balance under the MUFG Credit Facility exceeding the required minimum collateral value coverage set forth in the MUFG Credit Facility (a “Borrowing Base Deficit”) by approximately $9.4 million. Subsequent updated appraisal values for assets included in the borrowing base of the MUFG Credit Facility resulted in an increase in the Borrowing Base Deficit to $29.8 million at December 31, 2019. At that time, the Company reclassified two aircraft that were repossessed during the third quarter from held for lease to held for sale. The Company also reduced its bad debt allowance during the fourth quarter based on payments received in January.

The Company was not in compliance with various covenants contained in the MUFG Credit Facility agreement, including those related to interest coverage and debt service coverage ratios and a no-net-loss requirement under the MUFG Credit Facility, at September 30, 2019 and at December 31, 2019.

On October 15, 2019, the agent bank for the Credit Facility Lenders delivered a Reservation of Rights Letter to the Company which contained notice of the Borrowing Base Default and a demand for repayment of the amount of the Borrowing Base Deficit by January 13, 2020, and also contained formal notices of default under the MUFG Credit Facility relating to the alleged material adverse effects on the Company’s business as a result of the early termination of leases for three aircraft and potential financial covenant noncompliance based on the Company’s financial projections provided to the Credit Facility Lenders (the Borrowing Base Default and such other defaults referred to as the “Specified Defaults”). The Reservation of Rights Letter also informed the Company that further advances under the MUFG Credit Facility agreement would no longer be permitted due to the existence of such defaults.

In October, November and December 2019, the Company, agent bank and the Credit Facility Lenders entered into a Forbearance Agreement and amendments extending the Forbearance Agreement with respect to the Specified Defaults under the MUFG Credit Facility. The Forbearance Agreement (i) provided that the Credit Facility Lenders temporarily forbear from exercising default remedies under the MUFG Credit Facility agreement for the Specified Defaults, (ii) reduced the maximum availability under the MUFG Credit Facility to $85 million and (iii) extended the cure period for the Borrowing Base Deficit from January 13, 2020 to February 12, 2020. The Forbearance Agreement also allowed the Company to continue to use LIBOR as its benchmark interest rate, but increased the margin on the Company’s LIBOR-based loans under the MUFG Credit Facility from a maximum of 3.75% to 6.00% and set the margin on the Company’s prime rate-based loans at 2.75%, as well as added a provision for paid-in-kind interest (“PIK Interest) of 2.5% to be added to the outstanding balance of the MUFG Credit Facility debt in lieu of a cash payment. The Company paid cash fees of $406,250 in connection with the Forbearance Agreement and amendments, as well as a fee of $832,100, which was added to the outstanding balance of the MUFG Credit Facility debt in lieu of a cash payment. The Forbearance Agreement was in effect until December 30, 2019, after which the Company and the Credit Facility Lenders agreed not to further amend the Forbearance Agreement. On February 12, 2020, the agent bank for the Credit Facility Lenders delivered a Reservation of Rights Letter to the Company which contained notice of the failure to cure the Borrowing Base Default by February 12, 2020.

The Company is currently in negotiations with the Credit Facility Lenders to convert the MUFG Credit Facility into the MUFG Term Loan. Therefore, the MUFG Credit Facility is expected to no longer be a source of acquisition financing. The Company has engaged an investment banking advisor to help (i) formulate a Recapitalization Plan and analyze various strategic financial alternatives to address the Company’s capital structure, strategic and financing needs, as well as corporate level transactions aimed at achieving maximum value for the Company’s stockholders; and (ii) locate and negotiate with potential lenders, investors or transaction partners who would play a role in the Company’s Recapitalization Plan. The Company’s ability to develop, obtain approval for and achieve its Recapitalization Plan is subject to a variety of factors. If the Company is not able to satisfy the requirements under the Recapitalization Plan, maintain compliance with its MUFG Indebtedness or raise sufficient capital to repay all amounts owed under the MUFG Indebtedness, the Company’s financial condition and liquidity would be materially adversely affected and its ability to continue operations could be materially jeopardized.

(b) Nord Term Loans

On February 8, 2019, the Company, through four wholly-owned subsidiary limited liability companies (“LLC Borrowers”), entered into a term loan agreement with the U.S. branch of a German bank (“Term Loan Lender”) that provides for six separate term loans with an aggregate principal amount of $44.3 million. Each of the Nord Term Loans is secured by a first priority security interest in a specific aircraft (“Term Loan Collateral Aircraft”) owned by an LLC Borrower, the lease for such aircraft, and a pledge by the Company of its membership interest in each of the LLC Borrowers, pursuant to a Security Agreement (the “Security Agreement”) among the LLC Borrowers and a security trustee, and certain pledge agreements. Two of the Term Loan Collateral Aircraft that are owned by the Company’s two UK special-purpose entities were previously financed using special-purpose financing. The interest rates payable under the Nord Term Loans vary by aircraft, and are based on a fixed margin above either 30-day or 3-month LIBOR. The proceeds of the Nord Term Loans were used to pay down the MUFG Credit Facility and pay off the UK LLC SPE Financing. The maturity of each Nord Term Loan varies by aircraft, with the first Nord Term Loan maturing in October 2020 and the last Nord Term Loan maturing in May 2025. The debt under the Term Loans is expected to be fully amortized by rental payments received by the LLC Borrowers from the lessees of the Term Loan Collateral Aircraft during the terms of their respective leases and remarketing proceeds.

The Nord Term Loans include covenants that impose various restrictions and obligations on the LLC Borrowers, including covenants that require the LLC Borrowers to obtain the Term Loan Lender’s consent before they can take certain specified actions, and certain events of default. If an event of default occurs, subject to certain cure periods for certain events of default, the Term Loan Lender would have the right to terminate its obligations under the Term Loans, declare all or any portion of the amounts then outstanding under the Term Loans to be accelerated and due and payable, and/or exercise any other rights or remedies it may have under applicable law, including foreclosing on the assets that serve as security for the Nord Term Loans. The Company was in compliance with all covenants under the Nord Term Loans at December 31, 2019.

One of the aircraft that was subject to Nord Term Loan financing was sold during the fourth quarter of 2019 and the related interest rate swap was terminated.

As discussed in Note 15, in March 2020, one of the Company’s customers, which leases two regional jet aircraft subject to Nord Term Loan financing, did not make its quarterly rent payment which, in turn, resulted in a loan payment default by the Company’s special-purpose subsidiary that owns the aircraft. The Company is currently discussing remedies with both the customer and Nord.

7. Derivative Instruments

The Company was not party to any derivative instruments in 2018.

In the first quarter of 2019, the Company entered into eight fixed pay/receive variable interest rate swaps.

Six of the interest rate swaps were entered into by the LLC Borrowers, one of which terminated in the fourth quarter of 2019 in connection with the sale of the related aircraft, and provided for reduced notional amounts that mirror the amortization under the Nord Term Loans entered into by the LLC Borrowers, effectively converting each of the six Nord Term Loans from a variable to a fixed interest rate, ranging from 5.38% to 6.30%. Each of these six interest rate swaps extended for the duration of the corresponding Term Loan, with maturities from 2020 through 2025.

The other two interest rate swaps, the MUFG Swaps related to the Company’s MUFG Credit Facility, were entered into by AeroCentury and had notional amounts totaling $50 million and were to extend through the maturity of the MUFG Credit Facility in February 2023. Under the ISDA agreement for these interest rate swaps, defaults under the MUFG Credit Facility give the swap counterparty the right to terminate the interest rate swaps with any breakage costs being the liability of the Company. The counterparty agreed under the Forbearance Agreement and subsequent amendments to refrain from exercising any termination or other remedies as a result of the Company’s defaults under the MUFG Credit Facility during the forbearance period under the Forbearance Agreement. In March 2020, the Company was notified that the counterparties had terminated the MUFG Swaps.

The Company entered into the interest rate swaps in order to reduce its exposure to the risk of increased interest rates. With respect to the six interest rate swaps entered into by the LLC Borrowers, the swaps were deemed necessary so that the anticipated cash flows of such entities, which arise entirely from the lease rents for the aircraft owned by such entities, would be sufficient to make the required Term Loan principal and interest payments, thereby preventing default so long as the lessees met their lease rent payment obligations. The two interest rate swaps entered into by AeroCentury were intended to protect against the exposure to interest rate increases on $50 million of the Company’s MUFG Credit Facility debt.

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

The Company designated seven of its interest rate swaps as cash flow hedges. Changes in the fair value of the hedged swaps are included in other comprehensive income/(loss), which amounts are reclassified into earnings in the period in which the transaction being hedged affects earnings (i.e., with future settlements of the interest rate swaps). One of the interest rate swaps was not eligible under its terms for hedge treatment and was terminated in 2019 when the associated asset was sold and the related debt was paid off. Changes in fair value of non-hedge derivatives are reflected in earnings in the periods in which they occur.

In October 2019, the Company determined that it was no longer probable that forecasted cash flows for its two interest rate swaps with a nominal value of $50 million would occur as scheduled as a result of the Company’s defaults under the MUFG Credit Facility. Therefore, those swaps were no longer subject to hedge accounting and changes in fair market value thereafter were recognized in earnings as they occurred. As discussed in Note 15, the MUFG Swaps were terminated in the first quarter of 2020 and the amount of accumulated other comprehensive income/(loss) related to such cash flows will be recognized as an expense at such time in the first quarter of 2020.

The Company has reflected the following amounts in its net loss:
	For the Years Ended December 31,
	2019	2018
Change in value of interest rate swaps	$255,200	$-
Other items	147,400	-
Included in interest expense	$402,600	$-

The following amount was included in other comprehensive income/(loss), before tax

Unrealized loss on derivative instruments	$(1,932,100)	$-
Other items	186,400	-
Change in value of hedged interest rate swaps	$(1,745,700)	$-

Before the termination of the MUFG Swaps discussed in Note 15, approximately $575,000 of the current balance of accumulated other comprehensive income/(loss) was expected to be reclassified in the next twelve months, although certain additional amounts may be recognized in the event the Company determines that some of the forecasted cash flows that are intended to be hedged under the interest rate swaps related to its MUFG Credit Facility are probable of not occurring.

At December 31, 2019, the fair value of the Company’s interest rate swaps was as follows:

Designated interest rate hedges fair value	$(570,900)
Other interest rate swaps	(1,253,600)
Total derivative (liability)	$(1,824,500)

The Company evaluates the creditworthiness of the counterparties under its hedging agreements. The swap counterparties for the Company’s interest rate swaps are large financial institutions in the United States that possess an investment grade credit rating. Based on this rating, the Company believes that the counterparties are creditworthy and that their continuing performance under the hedging agreements is probable.

8. Lease Right of Use Asset and Liability

The Company is a lessee under a lease of the office space it occupies in Burlingame, California, which expires in June of 2020, but also provides for two, successive one-year lease extension options for amounts that are substantially below the market rent for the property. The lease provides for monthly rental payments according to a fixed schedule of increasing rent payments. As a result of the below-market extension options, the Company determined that it was reasonably certain that it would extend the lease and has, therefore, included such extended term in its calculation of the right of use asset (“ROU Asset”) and lease liability recognized in connection with the lease.

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

The lease liability associated with the office lease was calculated by discounting the fixed, minimum lease payments over the remaining lease term, including the below-market extension periods, at a discount rate of 7.25%, which represents the Company’s estimate of the incremental borrowing rate for a collateralized loan for the type of underlying asset that was the subject of the office lease at the time the lease liability was evaluated. The Company estimates that the maturities of operating lease base rent of its office space were as follows as of December 31, 2019:

December 31, 2019
2020	$145,000
2021	147,200
2022	74,700
366,900
Discount	(30,500)
Lease liability at December 31, 2019	$336,400

At December 31, 2018, the Company estimated that the future minimum lease commitments for its office space, including both the base rent and operating expenses, and storage facility were as follows:

December 31, 2018
2019	$193,500
2020	196,400
2021	199,300
2022	101,100
$ 690,300
Discount
Lease liability at December 31, 2019

During the year ended December 31, 2019, the Company recognized amortization, finance costs and other expense related to the office lease as follows:

Fixed rental expense during the year	$443,500
Variable lease expense	116,000
Total lease expense during the year	$559,500

The Company expects that the variable lease expense will total approximately $7,500 per month through the end of the lease, including the two extension periods.

9. Fair Value Measurements

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of December 31, 2019, the Company measured the fair value of its interest rate swaps of $80,914,500 (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swaps had a net fair value liability of $1,824,500 as of December 31, 2019. In the year ended December 31, 2019, $255,200 was realized through the income statement as an increase in interest expense.

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of December 31, 2019 and December 31, 2018:

	December 31, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$400	$400	$-	$-	$656,400	$656,400	$-	$-
Derivatives	(1,824,500)	-	(1,824,500)	-	-	-	-	-
Total	$(1,824,100)	$400	$(1,824,500)	$-	$656,400	$656,400	$-	$-

There were no transfers between Level 1 and Level 2 during 2019 or 2018, and there were no transfers into or out of Level 3 during the same periods.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and these and other assets held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. These are considered Level 3 within the fair value hierarchy. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the asset’s carrying value exceeds its fair value. The Company recorded impairment charges totaling $31,007,400 (of which $5,351,300 was related to assets sold in 2019) on nine of its assets held for sale in 2019, which had an aggregate fair value of $25,880,700. The impairment charges were comprised of (i) $7,031,300 based on estimated sales amounts and (ii) $23,976,100 based on third-party appraisals. The Company recorded impairment charges totaling $2,673,300 on four of its aircraft held for sale in 2018, which had an aggregate fair value of $9,900,000. The Company also recorded an impairment charge of $298,200 on one of its aircraft held for lease in 2018.

As discussed in Note 8, in December 2019, the Company adjusted its ROU Asset valuation and lease liability balance to reflect a reduction in lease space and rent effective January 1, 2020. The effects of the adjustment were reductions of $119,100 to the ROU asset and lease liability balance.

The following table shows, by level within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis as of December 31, 2019 and December 31, 2018:

	Assets Written Down to Fair Value								Total Losses
	December 31, 2019				December 31, 2018				For the Years Ended December 31,
		Level				Level
Total		1	2	3	Total	1	2	3	2019	2018
Assets held for sale	$25,880,700	$-	$-	$25,880,700	$5,800,000	$-	$-	$5,800,000	$25,656,100	$837,500

There were no transfers between Level 1 and Level 2 in 2019, and there were no transfers into or out of Level 3 during the same periods.

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable, amounts borrowed under the MUFG Credit Facility, notes payable under special-purpose financing and its derivative instruments. The fair value of accounts receivable, accounts payable and the Company’s maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments because of their short-term maturity. The fair value of finance lease receivables approximates the carrying value as discussed in Note 1(p). The fair value of the Company’s derivative instruments is discussed in Note 7 and in this note above in “Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis.”

Borrowings under the Company’s MUFG Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin. The Company believes the effective interest rate under the MUFG Credit Facility approximates current market rates for such indebtedness at the dates of the consolidated balance sheets, and therefore that the outstanding principal and accrued interest of $84,460,300 and $122,539,300 at December 31, 2019 and December 31, 2018, respectively, approximate their fair values on such dates. The fair value of the Company’s outstanding balance of its MUFG Credit Facility is categorized as a Level 3 input under the GAAP fair value hierarchy.

Before their repayment in February 2019 in connection with the Term Loans refinancing, the amounts payable under the UK LLC SPE Financing were payable through the fourth quarter of 2020 and bore a fixed rate of interest. As discussed above, during February 2019, the UK LLC SPE Financing and four assets that previously served as collateral under the MUFG Credit Facility were refinanced using the Term Loans. The Company believes the effective interest rate under the special-purpose financings approximates current market rates for such indebtedness at the dates of the consolidated balance sheets, and therefore that the outstanding principal and accrued interest of $31,003,800 and $9,227,200 approximate their fair values at December 31, 2019 and December 31, 2018, respectively. Such fair value is categorized as a Level 3 input under the GAAP fair value hierarchy.

There were no transfers in or out of assets or liabilities measured at fair value under Level 3 during 2019 and 2018.

10. Acquisition of Management Company

In October 2017, AeroCentury, JHC and certain other parties entered into the Merger Agreement for the acquisition of JHC by AeroCentury for consideration of approximately $2.9 million in cash and 129,217 shares of common stock of AeroCentury, as determined pursuant to the Merger Agreement. JHC is the sole shareholder of JMC, which is the manager of the Company’s assets as described in Note 14 below. The Merger was consummated on October 1, 2018.

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

During the year ended December 31, 2018, the Company accrued $485,000 of expenses related to the Merger transaction. Such expenses are included in professional fees, general and administrative and other in the Company’s consolidated statements of operations.

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

The Company did not recognize any goodwill on its acquisition of JHC because the only customer relationship JHC had was through its contract with the Company for management of the Company’s assets and the Company cannot recognize goodwill attributable to its relationship with itself.

The following table shows the allocation of the purchase price paid by the Company for its acquisition of JHC, the assets and liabilities that were assumed as a result of the Merger and calculation of the settlement loss.

Consideration paid in the merger:
Cash consideration	$ 2,915,000
ACY stock consideration	2,003,000
4,918,000

Fair value of assets acquired/(liabilities assumed):
Cash	40,000
Securities	121,000
Accounts & note receivable	28,000
Prepaid expenses	157,000
Property, equipment and furnishings	79,000
Office leasehold	925,000
Accounts payable	(85,000)
Accrued vacation	(93,000)
Taxes payable	(722,000)
Deferred taxes	(138,000)
312,000

Excess of consideration paid over net assets acquired	4,606,000

Waiver of JMC Margin payable	(1,517,000)
Settlement of payable to JMC	(562,000)

Settlement Loss on Management Agreement with JMC	$ 2,527,000

11. Commitments and Contingencies

In the ordinary course of the Company’s business, the Company may be subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

12. Income Taxes

The items comprising the income tax provision are as follows:

	For the Years Ended December 31,
	2019	2018
Current tax provision:
Federal	$(34,100)	$-
State	3,300	3,200
Foreign	418,300	414,000
Current tax provision	387,500	417,200
Deferred tax benefit:
Federal	(4,553,700)	(1,270,400)
State	(78,800)	(26,100)
Foreign	(262,800)	(93,500)
Deferred tax benefit	(4,895,300)	(1,390,000)
Total income tax benefit	$(4,507,800)	$(972,800)

Total income tax benefit differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Years Ended December 31,
	2019	2018

Income tax benefit at statutory federal income tax rate	$(4,444,900)	$(1,901,400)
State tax benefit, net of federal benefit	(75,900)	(44,500)
Non-deductible Merger expenses	-	647,200
Non-deductible management and acquisition fees	7,600	325,900
Other non-deductible expenses	5,400	-
Total income tax benefit	$(4,507,800)	$(972,800)

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Deferred tax assets:
Current and prior year tax losses	$4,980,100	$4,065,100
Foreign tax credit	758,400	611,900
Deferred interest expense	269,800	81,800
Maintenance reserves	470,000	3,100,800
Deferred derivative losses	452,100	-
Deferred maintenance, bad debt allowance and other	19,800	92,500
Alternative minimum tax credit	11,400	45,500
Deferred tax assets	6,961,600	7,997,600
Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	(8,666,700)	(14,773,800)
Deferred income	(175,600)	(320,600)
Leasehold interest	(131,400)	(185,400)
Net deferred tax liabilities	$(2,012,100)	$(7,282,200)

	December 31,
Reported as:	2019	2018
Deferred tax asset	$517,700	$254,900
Deferred income taxes (liability)	(2,529,800)	(7,537,100)
Net deferred tax liabilities	$(2,012,100)	$(7,282,200)

Consolidated deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and federal income tax purposes and are measured at enacted tax rates. The Company’s deferred tax items are measured at an effective federal tax rate of 21% as of December 31, 2019 and December 31, 2018. Although realization is not assured, management believes it is more likely than not that the entire deferred federal income tax asset will be realized. The amount of the deferred federal income tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

The Company is required to include on its U.S. income tax return its global intangible low-taxed income (“GILTI”) in excess of an allowable return on its foreign subsidiaries’ tangible assets. Per guidance issued by the FASB, companies can either account for deferred taxes related to GILTI or treat tax arising from GILTI as a period cost. Both are acceptable methods subject to an accounting policy election. On December 31, 2018, the Company finalized its policy and has elected to use the period cost method for GILTI. In 2018 and 2019, the Company did not include any GILTI from its Canadian subsidiary because all the subsidiary’s income was exempt from GILTI.

In addition, interest deductions are limited to 30% of the Company’s adjusted taxable income. The Company’s adjusted taxable income is computed without regard to any: (1) item of income, gain, deduction or loss, which is not allocable to its trade or business; (2) business interest income or expense; (3) net operating loss deduction; and (4) depreciation, amortization or depletion for tax years beginning before January 1, 2022, but taking into account depreciation, amortization, and depletion thereafter. The amount of interest deferred under this provision may be carried forward and deducted in years with excess positive adjusted taxable income. The Company had total disallowed interest expense for the years ended December 31, 2019 and 2018, of $583,300 and $380,900, respectively. The cumulative deferred interest expense of $964,200 may be carried forward indefinitely until the Company has excess positive adjusted taxable income against which it can deduct the deferred interest balance.

The current year federal operating loss carryovers of approximately $23.6 million will be available to offset 80% of annual taxable income in future years. Approximately $16 million of federal net operating loss carryovers may be carried forward through 2037 and the remaining $7.6 million federal net operating loss carryovers may be carried forward indefinitely. The current year state operating loss carryovers of approximately $385,300 will be available to offset taxable income in the two preceding years and in future years through 2039.  The Company expects to utilize the net operating loss carryovers remaining at December 31, 2019 in future years.

During the year ended December 31, 2019, the Company had pre-tax loss from domestic sources of approximately $100,000 and pre-tax loss from foreign sources of approximately $21.1 million. The Company had pre-tax loss from domestic sources of approximately $6.0 million and pre-tax loss from foreign sources of approximately $3.1 million for the year ended December 31, 2018. The foreign tax credit carryover will be available to offset federal tax expense in future years through 2029.

The Tax Cuts and Jobs Act of 2017 repealed the corporate alternative minimum tax for tax years beginning after 2017. In addition, beginning in 2018, the Company’s alternative minimum tax credit (“MTC”) was available to offset federal tax expense and is refundable in an amount equal to 50% of the excess MTC for the tax year over the amount of the credit allowable for the year against regular tax liability. In 2021, any remaining MTC will be fully refundable.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015. At December 31, 2019, the Company had a balance of accrued tax, penalties and interest totaling $94,400 related to unrecognized tax benefits on its non-U.S. operations included in the Company’s accounts and taxes payable. The Company does not anticipate any significant changes to the unrecognized tax benefits within twelve months of this reporting date. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2019	2018
Balance at January 1	$85,400	-
Additions for prior years’ tax positions	9,000	85,400
Balance at December 31	$94,400	$85,400

The Company accounts for interest related to uncertain tax positions as interest expense, and for income tax penalties as tax expense.

All of the Company's tax years remain open to examination other than as barred in the various jurisdictions by statutes of limitation.

13. Computation of Loss Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
	2019	2018
Net loss	$(16,658,500)	$(8,081,200)
Weighted average shares outstanding for the period	1,545,884	1,449,261
Basic loss per share	$(10.78)	$(5.58)
Diluted loss per share	$(10.78)	$(5.58)

Basic loss per common share is computed using net loss and the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed using net (loss)/income and the weighted average number of common shares outstanding, assuming dilution. Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period. There were no anti-dilutive shares outstanding during 2019 or 2018.

14. Related Party Transactions

See the description of the Merger Agreement between the Company and JHC in Note 10, pursuant to which the Company acquired JHC in the Merger and JHC became a wholly-owned subsidiary of the Company on October 1, 2018.

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

In April 2018, subsequent to the execution of the Merger Agreement for the acquisition of JHC, JHC agreed to waive its right to receive management and acquisition fees (“Contract Fees”) otherwise owed by the Company to JHC pursuant to the Management Agreement for all periods after March 31, 2018 and until the earlier of the consummation of the Merger or August 15, 2018. In return, the Company agreed to reimburse JMC for expenses (“Management Expense”) incurred in providing management services set forth under the Management Agreement. In July 2018, JHC agreed to extend the expiration of this agreement (the “Waiver and Reimbursement Agreement”) through October 15, 2018. Thus, if the Merger Agreement was terminated on or before October 15, 2018 or the Merger did not close by October 15, 2018, the Company would have become obligated to pay JMC any excess (the “JMC Margin”) of (i) the Contract Fees that would have been paid to JMC since April 1, 2018 in the absence of the Waiver and Reimbursement Agreement over (ii) the Management Expenses actually paid by the Company to JMC since April 1, 2018. For the nine months ended September 30, 2018, Contract Fees exceeded the reimbursed Management Expense by $1,023,000 of management fees and $494,000 of acquisition fees. Notwithstanding the Waiver and Reimbursement Agreement, until the closing or termination of the Merger Agreement, the Company accrued as an expense the total Contract Fees that would have been due under the Management Agreement. Because the Merger closed on October 1, 2018, the Waiver and Reimbursement Agreement for the period from April 1, 2018 through September 30, 2018 was considered in the acquisition accounting for the calculation of the settlement loss recognized by the Company when the Merger was consummated.

The Company incurred management fees and acquisition fees of $4,482,800 and $494,400, respectively, during 2018.

15. Subsequent Events

Effective January 1, 2020, the Company reduced both the size of the office space leased and the amount of rent payable in the future. As such, in 2020 the Company will recognize a reduction in both the capitalized amount related to the surrendered office space and a proportionate amount of the liability associated with its future lease obligations. In January 2020, the Company recorded a loss of $160,000 related to the reduction in its ROU Asset, net of the reduction in its operating lease liability, and will recognize amortization of $308,100, $317,600 and $162,600 in 2020, 2021 and the first half of 2022, respectively.

In January 2020, the Company amended the leases for three of its assets that are subject to sales-type finance leases. The amendments provided for (i) the sale of one aircraft to the customer in January 2020, (ii) application of collected maintenance reserves and a security deposit held by the Company to past due amounts for the other two aircraft, (iii) required payments totaling $585,000 in January for two of the leases and (iv) reduced the amount of future payments due under the two leases.

In January 2020, the lessee for an aircraft leased pursuant to a direct financing lease notified the Company of its intention to exercise the lease-end purchase option for the aircraft in March 2020. In February 2020, the Company and the same lessee agreed to the early exercise of lease-end purchase options for direct financing leases that were to expire in March 2021 and March 2022. All three aircraft were sold to the lessee in March 2020.

In March 2019, the Company entered into two interest rate derivative instruments in connection with the MUFG Credit Facility. In March 2020, the counterparties to the MUFG Swaps terminated the MUFG Swaps and the Company became obligated to pay $3.1 million to the counterparties.

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus and the risks to the international community as the virus spreads globally (the “COVID-19 Outbreak”). In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally. The ongoing COVID-19 Outbreak has had an overwhelming effect on all forms of transportation globally, but most acutely for the airline industry. The combined effect of fear of infection during air travel and international and domestic travel restrictions has caused a dramatic decrease in passenger loads in all areas of the world, not just in those countries with active clusters of COVID-19, but in airline ticket net bookings (i.e. bookings made less bookings canceled) of flights as well. This has led to significant cash flow issues for airlines, including some of the Company’s customers, and some airlines may be unable to timely meet their obligations under their lease obligations with the Company unless government financial support is received, of which there can be no assurance. Any significant nonpayment or late payment of lease payments by a significant lessee or combination of lessees could in turn impose limits on the Company’s ability to fund its ongoing operations as well as cause new defaults under the Company’s debt obligations, which in turn could lead to an immediate acceleration of debt and foreclosure upon the Company’s assets. Furthermore, for the duration of the pandemic and a period of financial recovery thereafter, sale and acquisition transactions are likely to be curtailed entirely or delayed while the industry returns to financial stability, which could impact the Company’s ability to implement its Recapitalization Plan. No impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances had occurred as of year-end; however, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future. In addition, while the Company’s results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

However, as a result of the COVID-19 Outbreak, in March 2020, one of the Company’s customers, which leases two regional jet aircraft subject to Nord Term Loan financing, did not make its quarterly rent payment of approximately $1.4 million. The nonpayment led to a corresponding Nord Term Loan financing payment event of default under the Nord Term Loans for each of those subsidiaries. The Company is currently reviewing its options for remedies against the lessee. It has also entered into negotiations with Nord regarding a workout for the corresponding overdue Nord Term Loan payments.   As a result of the non-payment on the two regional jets by the Company’s customer and potential consequent uncertainty concerning future interest payments under the related Nord Term Loans, as well as potential uncertainty related to rent payments and related debt payments on the other three Nord Term Loans, the Company is reevaluating its hedge accounting for the five interest rate derivatives associated with those loans.

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

In the course of the review of the consolidated financial results of the Company for the three months and nine months ended September 30, 2018, the Company identified a material weakness in its internal control over financial reporting (“Internal Control”) at June 30, 2018 related to the Company’s incorrect accounting for management fees and acquisition fees associated with the Management Agreement between JHC and the Company.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Although the Company implemented controls over identifying the proper accounting treatment for the JHC acquisition and those controls operated as of December 31, 2018, the Company’s tax review control did not identify a complex component of the acquisition accounting, resulting in an adjustment to the Company’s tax expense in 2018. Management has determined that this deficiency continues to constitute a material weakness as of December 31, 2019. Management is in the process of enhancing the tax review control related to unusual transactions the Company may encounter.

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s Disclosure Controls as of December 31, 2019. Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of December 31, 2019 due to the material weakness described above.

Changes in Internal Control. No change in the Company’s Internal Control occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

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

The Company's management is responsible for establishing and maintaining adequate Internal Control. Management evaluated the Company's Internal Control based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on such evaluation, management concluded that the Company's Internal Control was not effective as of December 31, 2019 due to the material weakness described under “Evaluation of the Company’s Disclosure Controls and Procedures.”

This report does not include an attestation report on Internal Control by the Company's independent registered public accounting firm because such an attestation report is not required for smaller reporting companies pursuant to the rules of the SEC.

Changes in Internal Control. No change in the Company’s Internal Control occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is included in the Company’s definitive proxy statement (“Proxy Statement”) to be filed in connection with the Company’s 2020 Annual Meeting of Stockholders, under (i) “Proposal 1: Election of Directors,” “Information Regarding the Company’s Directors and Executive Officers—Current Board of Directors,” “Information Regarding the Company’s Directors and Executive Officers—Key Employees” and “Information Regarding the Company’s Directors and Executive Officers—Family Relationships” as it relates to the information about the Company’s directors, executive officers and certain key employees required by Item 401 of Regulation S-K, (ii) “Delinquent Section 16(a) Reports” as it relates to the information concerning Section 16(a) beneficial ownership reporting compliance required by Item 405 of Regulation S-K, (iii) “Information Regarding the Company’s Directors and Executive Officers—Board Meetings and Committees—Audit Committee” as it relates to the information about the Audit Committee of the Board of Directors and the “audit committee financial expert” required by Item 407(d)(4) and (d)(5) of Regulation S-K, and (iv) “Information Regarding the Company’s Directors and Executive Officers—Director Nominations” as it relates to any changes to procedures by which security holders may recommend nominees to the Board of Directors as required by Item 407(c)(3) of Regulation S-K, and all such information is incorporated herein by reference.

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

Item 15.  Exhibits, Financial Statements Schedules.

(a)(1)
The following financial statements of the Company are filed in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018
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

3.2	Amended and Restated Bylaws of AeroCentury Corp., incorporated herein by reference to Exhibit 3.1 of the registrant’s Report on Form 8-K filed with the SEC on November 22, 2016
4.1	Reference is made to Exhibit 3.1.4.

4.2	Description of Registrant’s Securities
10.1+
Employment Agreement dated May 9. 2019 between Michael G. Magnusson, AeroCentury Corp., and JetFleet Management Corp., incorporated by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on May 13, 2019

10.2
Credit Agreement, dated February 8, 2019, among ACY SN 15129 LLC, ACY E-175 LLC, ACY SN 19002 Limited, and ACY SN 19003 Limited, Wilmington Trust Company, as Security Trustee, Norddeutsche Landesbank Girozentrale, New York Branch, as Agent, and Norddeutsche Landesbank Girozentrale, as swap counterparty, incorporated by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on February 14, 2019

10.3
Security Agreement, dated February 8, 2019, among ACY SN 15129 LLC, ACY E-175 LLC, ACY SN 19002 Limited, and ACY SN 19003 Limited, Wilmington Trust Company, as Security Trustee, and certain other parties, incorporated by reference to Exhibit 10.2 to the registrant’s Report on Form 8-K filed with the SEC on February 14, 2019

10.4
Form of ISDA Master Agreements, Schedules and Confirmations of Interest Rate Swaps between Norddeutsche Landesbank Girozentrale, as swap counterparty, and each of ACY SN 15129 LLC, ACY E-175 LLC, ACY SN 19002 Limited, and ACY SN 19003 Limited, incorporated by reference to Exhibit 10.3 to the registrant’s Report on Form 8-K filed with the SEC on February 14, 2019

10.5
Third Amended and Restated Loan and Security Agreement dated February 19, 2019, between AeroCentury Corp., MUFG Union Bank, N.A., as Agent and Lender, and certain other financial institution parties thereto, incorporated by reference to Exhibit 10.5 to the registrants Report onf Form 10-K filie with the SEC on March 19, 2020

10.6

ISDA Master Agreements, Schedules and Confirmations of Interest Rate Swaps between MUFG Bank, Ltd., as swap counterparty, and AeroCentury Corp., incorporated by reference to Exhibit 10.5 to the registrants Report onf Form 10-K filie with the SEC on March 19, 2020

10.7
Forbearance Agreement between the Company; JetFleet Holding Corp.; JetFleet Management Corp.;  MUFG Union Bank, N.A., as Administrative Agent and Lender; and Zions Bancorporation, N.A. (fka ZB, N.A.) dba California Bank and Trust, Columbia State Bank, Umpqua Bank, U.S. Bank National Association, and Columbia State Bank, as Lenders; and MUFG Bank LTD, as Swap Counterparty, dated October 28, 2019, incorporated by reference to Exhibit 10.1 to registrants Report on Form 8-K filed with the SEC November 1, 2019

10.8
First Amendment to Forbearance Agreement between AeroCentury Corp.; JetFleet Holding Corp.; JetFleet Management Corp.; MUFG Union Bank, N.A., as Administrative Agent and Lender; and Zions Bancorporation, N.A. (fka ZB, N.A.) dba California Bank and Trust, Columbia State Bank, Umpqua Bank, U.S. Bank National Association, and Columbia State Bank, as Credit Facility Lenders; and MUFG Bank LTD, as Swap Counterparty, dated November 13, 2019, incorporated by reference to Exhibit 10.2 to registrant’s Report on form 10-Q filed with the SEC November 14, 2019

10.9
Second Amendment to Credit Agreement and Consent for Sale of Collateral between and among AeroCentury Corp.; JetFleet Holding Corp.; JetFleet Management Corp.;  MUFG Union Bank, N.A., as Administrative Agent and Lender; and Zions Bancorporation, N.A. (fka ZB, N.A.) dba California Bank and Trust, Columbia State Bank, Umpqua Bank, U.S. Bank National Association, and Columbia State Bank, as Lenders;  dated November 26, 2019, incorporated by reference to Exhibit 10.1 to registrant’s report on Form 8-K filed with the SEC on December 3, 2019

10.10
Temporary Waiver and Consent and Third Amendment to Credit Agreement  between and among AeroCentury Corp.; JetFleet Holding Corp.; JetFleet Management Corp.;  MUFG Union Bank, N.A., as Administrative Agent and Lender; MUFG Bank, Ltd., as swap counterparty; and Zions Bancorporation, N.A. (fka ZB, N.A.) dba California Bank and Trust, Umpqua Bank, U.S. Bank National Association, and Columbia State Bank, as Lenders;  dated as of December 4, 2019, incorporated by reference to Exhibit 10.1 to registrant’s report on Form 8-K/A filed with the SEC on December 9, 2019

10.11
Second Amendment to Forbearance Agreement and Fourth Amendment to Credit Agreement  between and among AeroCentury Corp.; JetFleet Holding Corp.; JetFleet Management Corp.;  MUFG Union Bank, N.A., as Administrative Agent and Lender; MUFG Bank, Ltd., as swap counterparty; and Zions Bancorporation, N.A. (fka ZB, N.A.) dba California Bank and Trust, Umpqua Bank, U.S. Bank National Association, and Columbia State Bank, as Lenders;  dated as of December 12, 2019, incorporated by reference to Exhibit 10.1 to registrant’s report on Form 8-K filed with the SEC on December 16, 2019

21.1	Subsidiaries of the AeroCentury Corp.
24.1	Power of Attorney (included on the signature page hereto)
31.1	Certification of Michael G. Magnusson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Harold M. Lyons, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Michael G. Magnusson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Harold M. Lyons, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

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

AEROCENTURY CORP.

By: /s/ Harold M. Lyons
Harold M. Lyons
Senior Vice President-Finance and
Chief Financial Officer

Date March 30, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harold M. Lyons, or his attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Dated

/s/ Michael G. Magnusson	Director and President of the Registrant (Principal Executive Officer)	March 30, 2020
Michael G. Magnusson

/s/ Harold M. Lyons	Senior Vice President-Finance and Secretary of the Registrant (Principal Financial and Accounting Officer)	March 30, 2020
Harold M. Lyons

/s/ Evan M. Wallach	Director and Chairman of the Board of Directors of the Registrant	March 30, 2020
Evan M. Wallach

/s/ Roy E. Hahn	Director	March 30, 2020
Roy E. Hahn

/s/ Toni M. Perazzo	Director	March 30, 2020
Toni M. Perazzo
/s/ David P. Wilson	Director	March 30, 2020
David P. Wilson