Form 10-Q
period 2020-03-31
AEROCENTURY CORP
filed 2020-06-04
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of June 3, 2020 was 1,545,884.

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

All of the Company’s forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those projected or assumed by such forward-looking statements. Among the factors that could cause such differences are: the Company’s ability to comply with the MUFG Loan Agreement, as amended, and achieve the milestones set forth in the amended agreement for execution of strategic transactions that would enable repayment of the indebtedness thereunder; the potential impact on the Company’s debt obligations of developments regarding LIBOR, including the potential phasing out of this metric; the Company's ability to raise capital on acceptable terms when needed and in desired amounts, or at all; the Company's ability to locate and acquire appropriate and revenue-producing assets; deterioration of the market for or appraised values of aircraft owned by the Company; the Company’s ability to retain its existing customers, or attract replacement customers or prospective purchasers for off-lease aircraft if and when existing customers are lost or become unable to maintain lease compliance; a surge in interest rates; any noncompliance by the Company's lessees with obligations under their respective leases, including payment obligations; any economic downturn or other financial crisis; the timing, rate and amount of maintenance expenses for the Company’s asset portfolio, as well as the distribution of these expenses among the assets in the portfolio; limited trading volume in AeroCentury’s common stock; and the other factors detailed under "Factors That May Affect Future Results and Liquidity" in Item 2 of this report. In addition, the Company operates in a competitive and evolving industry in which new risks emerge from time to time, and it is not possible for the Company to predict all of the risks it may face, nor can it assess the impact of all factors on its business or the extent to which any factor or combination of factors could cause actual results to differ from expectations. As a result of these and other potential risks and uncertainties, the Company’s forward-looking statements should not be relied on or viewed as predictions of future events.

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

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.  Exhibits

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
AeroCentury Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2020	2019
Assets:
Cash and cash equivalents	$1,746,200	$2,350,200
Restricted cash	2,251,900	1,076,900
Accounts receivable, including deferred rent of $867,200 and $828,000 at March 31, 2020 and December 31, 2019, respectively	2,469,700	1,139,700
Finance leases receivable, net of allowance for doubtful accounts of $1,170,000 and $2,908,600 at March 31, 2020 and December 31, 2019, respectively	2,880,000	8,802,100
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $33,507,300 and $31,338,700 at March 31, 2020 and December 31, 2019, respectively	106,200,000	108,368,600
Assets held for sale	18,288,800	26,036,600
Property, equipment and furnishings, net of accumulated depreciation of $11,300 and $9,600 at March 31, 2020 and December 31, 2019, respectively	18,000	62,900
Office lease right of use, net of accumulated amortization of $600,700 and $524,500 at March 31, 2020 and December 31, 2019, respectively	442,500	948,300
Deferred tax asset	630,700	517,700
Prepaid expenses and other assets	995,100	292,800
Total assets	$135,922,900	$149,595,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,234,300	$736,000
Accrued payroll	107,200	164,200
Notes payable and accrued interest, net of unamortized debt issuance costs of $3,606,200 and $3,825,700 at March 31, 2020 and December 31, 2019, respectively	110,957,800	111,638,400
Derivative liability	1,105,100	1,824,500
Derivative termination liability	3,075,300	-
Lease liability	36,200	336,400
Maintenance reserves	2,395,400	4,413,100
Accrued maintenance costs	58,000	446,300
Security deposits	666,000	1,034,300
Unearned revenues	2,459,500	3,039,200
Deferred income taxes	-	2,529,800
Income taxes payable	164,200	175,000
Total liabilities	122,259,000	126,337,200
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,545,884 shares outstanding at March 31, 2020 and December 31, 2019	1,800	1,800
Paid-in capital	16,782,800	16,782,800
Retained earnings	703,700	10,882,100
Accumulated other comprehensive loss	(787,100)	(1,370,800)
	16,701,200	26,295,900
Treasury stock at cost, 213,332 shares at March 31, 2020 and December 31, 2019, respectively	(3,037,300)	(3,037,300)
Total stockholders’ equity	13,663,900	23,258,600
Total liabilities and stockholders’ equity	$135,922,900	$149,595,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues and other income:
Operating lease revenue	$4,768,300	$7,148,300
Finance lease revenue	56,300	236,100
Net (loss)/gain on disposal of assets	(24,200)	178,300
Other (loss)/income	(23,200)	4,200
	4,777,200	7,566,900
Expenses:
Impairment in value of aircraft	6,654,900	1,408,400
Interest	6,012,900	2,912,400
Depreciation	2,170,300	3,200,700
Professional fees, general and administrative and other	850,300	825,500
Bad debt expense	1,170,000	-
Salaries and employee benefits	516,900	599,000
Insurance	186,900	140,500
Maintenance	80,200	107,400
Other taxes	25,600	37,600
	17,668,000	9,231,500
Loss before income tax benefit	(12,890,800)	(1,664,600)
Income tax benefit	(2,712,400)	(356,400)
Net loss	$(10,178,400)	$(1,308,200)
Loss per share:
Basic	$(6.58)	$(0.85)
Diluted	$(6.58)	$(0.85)
Weighted average shares used in loss per share computations:
Basic	1,545,884	1,545,884
Diluted	1,545,884	1,545,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(10,178,400)	$(1,308,200)
Other comprehensive loss:
Unrealized gains/(losses) on derivative instruments	(575,000)	(543,500)
Reclassification of net unrealized losses on derivative instruments to interest expense	1,318,400	(1,300)
Tax (expense)/benefit related to items of other comprehensive loss	(159,700)	117,000
Other comprehensive income/(loss)	583,700	(427,800)
Total comprehensive loss	$(9,594,700)	$(1,736,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2019 and March 31, 2020
(Unaudited)

	Number of Common Stock Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	1,545,884	$1,800	$16,782,800	$27,540,600	$(3,037,300)	$-	$41,287,900
Net loss	-	-	-	(1,308,200)	-	-	(1,308,200)
Accumulated other comprehensive income (loss)	-	-	-	-	-	(427,800)	(427,800)
Balance, March 31, 2019	1,545,884	$1,800	$16,782,800	$26,232,400	$(3,037,300)	$(427,800)	$39,551,900

Balance, December 31, 2019	1,545,884	$1,800	$16,782,800	$10,882,100	$(3,037,300)	$(1,370,800)	$23,258,600
Net loss	-	-	-	(10,178,400)	-	-	(10,178,400)
Accumulated other comprehensive income/(loss)	-	-	-	-	-	583,700	583,700
Balance, March 31, 2020	1,545,884	$1,800	$16,782,800	$703,700	$(3,037,300)	$(787,100)	$13,663,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2020	2019
Net cash (used)/provided by operating activities	$(624,500)	$3,957,200
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	-	1,710,600
Proceeds from sale of assets held for sale, net of re-sale fees	3,104,800	1,079,900
Net cash provided by investing activities	3,104,800	2,790,500
Financing activities:
Issuance of notes payable – Credit Facility	-	5,100,000
Repayment of notes payable – Credit Facility	(1,165,000)	(33,800,000)
Issuance of notes payable – Term Loans	-	44,310,000
Repayment of notes payable – UK LLC SPE Financing	-	(9,211,100)
Repayment of notes payable – Term Loans	(664,000)	(1,580,700)
Debt issuance costs	(80,300)	(5,063,200)
Net cash used in financing activities	(1,909,300)	(245,000)
Net increase in cash, cash equivalents and restricted cash	571,000	6,502,700
Cash, cash equivalents and restricted cash, beginning of period	3,427,100	1,542,500
Cash, cash equivalents and restricted cash, end of period	$3,998,100	$8,045,200

Non-cash financing activities:
Non-cash issuance of notes payable – Credit Facility	$ 414,800	$ -

The components of cash and cash equivalents and restricted cash at the end of each of the periods presented consisted of:

	March 31,
	2020	2019
Cash and cash equivalents	$1,746,200	$1,542,500
Restricted cash	2,251,900	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$3,998,100	$1,542,500

During the three months ended March 31, 2020 and 2019, the Company paid interest totaling $1,722,500 and $2,014,200, respectively. The Company paid income taxes of $110,500 and $421,400 during the three months ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp. (“AeroCentury”) is a Delaware corporation incorporated in 1997. AeroCentury together with its consolidated subsidiaries is referred to as the “Company.”

In August 2016, AeroCentury formed two wholly-owned subsidiaries, ACY 19002 Limited (“ACY 19002”) and ACY 19003 Limited (“ACY 19003”) for the purpose of acquiring aircraft using a combination of cash and third-party financing (“UK LLC SPE Financing” or “special-purpose financing”) separate from AeroCentury’s credit facility (the “MUFG Credit Facility”). The UK LLC SPE Financing was repaid in full in February 2019 as part of a refinancing involving new non-recourse term loans totaling approximately $44.3 million (“Nord Loans”) made to ACY 19002, ACY 19003, and two other newly formed special-purpose subsidiaries of AeroCentury, ACY SN 15129 LLC (“ACY 15129”) and ACY E-175 LLC (“ACY E-175”), which were formed for the purpose of refinancing four of the Company’s aircraft using the Nord Loans. See Note 6(b) for more information about the Nord Loans.

Financial information for AeroCentury and its consolidated subsidiaries is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period. All intercompany balances and transactions have been eliminated in consolidation.

(b) Going Concern

As discussed in Note 4, the Company was in default under its MUFG Credit Facility as of December 31, 2019 and March 31, 2020. As discussed in Note 11, on May 1, 2020, the Company and the MUFG Credit Facility Lenders (“MUFG Lenders”) executed an amendment to the MUFG Credit Facility (as amended, the “MUFG Loan Agreement”) to convert the MUFG Credit Facility into a term loan facility (as converted, the “MUFG Loan”). The amendment includes certain requirements and establishment of deadlines for achievement of milestones toward execution of Company strategic alternatives for the Company and/or its assets that would enable repayment of the MUFG Loan Agreement indebtedness.

The MUFG Lenders have the right to exercise any and all remedies for default under the MUFG Loan Agreement. Such remedies include, but are not limited to, declaring the entire indebtedness immediately due and payable and, if the Company were unable to repay such accelerated indebtedness, foreclosing upon the assets of the Company that secure the indebtedness under the MUFG Loan (the “MUFG Indebtedness”), which consist of all of the Company’s assets except for certain assets held in the Company’s single asset special-purpose financing subsidiaries. As discussed in Note 5, the Company is obligated to pay $3.1 million related to the termination of the MUFG Swaps in March 2020. As discussed in Note 4, the Company also defaulted on payment under the Nord Loans.

The COVID-19 pandemic has led to significant cash flow issues for airlines, and some airlines, including some of the Company’s customers, may be unable to timely meet their obligations under their lease obligations with the Company unless government financial support is received, of which there can be no assurance. Any additional significant nonpayment or late payment of lease payments by a significant lessee or combination of lessees could in turn impose limits on the Company’s ability to fund its ongoing operations as well as cause new defaults under the Company’s debt obligations, which in turn could lead to an immediate acceleration of debt and foreclosure upon the Company’s assets.

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

(c) Impact of COVID-19

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus and the risks to the international community as the virus spreads globally (the “COVID-19 Outbreak”). In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally. The ongoing COVID-19 Outbreak has had an overwhelming effect on all forms of transportation globally, but most acutely for the airline industry. The combined effect of fear of infection during air travel and international and domestic travel restrictions has caused a dramatic decrease in passenger loads in all areas of the world, not just in those countries with active clusters of COVID-19, but in airline ticket net bookings (i.e. bookings made less bookings canceled) of flights as well. This has led to significant cash flow issues for airlines, including some of the Company’s customers. Four of the Company’s eight customers have not made rent payments that were due in March, April and May 2020. The Company has permitted one customer, which leases two regional jet aircraft, to defer quarterly payment of March 2020 rent to June 2020, and the Company has permitted another customer to reduce the amounts due in April, May and June 2020. In addition, the Company and two other customers, each of which leases an aircraft subject to a sales-type lease, are discussing remedies regarding non-payment of a portion of the rent due during the first quarter of 2020. As discussed in Note 3, during the first quarter of 2020, the Company recorded impairments for four assets that are held for sale, based on estimated sales proceeds. The impact of COVID-19 has also lead the Company to determine that there is uncertainty related to rent, interest and debt payments such that, as disclosed in Notes 4 and 5, the Company has dedesignated its interest rate swaps as hedges in March 2020 since the payments related to the swaps were deemed not probable to occur.

Furthermore, for the duration of the pandemic and a period of financial recovery thereafter, sale and acquisition transactions are likely to be curtailed entirely or delayed while the industry returns to financial stability, which could impact the Company’s ability to implement a recapitalization plan (“Recapitalization Plan”). While the Company’s results of operations, cash flows and financial condition would be negatively impacted, the extent of the impact for the remainder of 2020 cannot be reasonably estimated at this time.

(d) Use of Estimates

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

The most significant estimates with regard to these consolidated financial statements are the residual values and useful lives of the Company’s long-lived assets, the current value of the Company’s assets held for sale, the amount and timing of future cash flows associated with each asset that are used to evaluate whether assets are impaired, accrued maintenance costs, accounting for income taxes, the assumptions used to value the Company’s derivative instruments, the valuation of the right of use asset and related lease liability associated with the Company’s office, and the amounts recorded as allowances for doubtful accounts.

(e) Comprehensive Income/(Loss)

The Company reflects changes in the fair value of its interest rate swap derivatives that are designated as hedges in other comprehensive income/(loss). Such amounts are reclassified into earnings in the periods in which the hedged transaction occurs or when it is probable that the hedged transactions will no longer occur, and are included in interest expense.

(f) Finance Leases

As of December 31, 2019, the Company had three aircraft subject to sales-type leases and three aircraft subject to direct financing leases. All six leases contain lessee bargain purchase options at prices substantially below the subject asset’s estimated residual value at the exercise date for the option. Consequently, the Company classified each of these six leases as finance leases for financial accounting purposes. For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option, as a finance lease receivable on its balance sheet, and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease. For each of the three sales-type leases, the Company recognized as a gain or loss the amount equal to (i) the net investment in the sales-type lease plus any initial direct costs and lease incentives less (ii) the net book value of the subject aircraft at inception of the applicable lease.

In the first quarter of 2020, the Company sold the underlying aircraft in one of its sales-type leases and all three of its direct finance leases to the lessees, resulting in net losses totaling $39,300. The remaining two sales-type leases were substantially modified and, as a result of payment delinquencies by the two customers, the Company recorded a bad debt allowance of $1,170,000 during the first quarter of 2020. The two leases remain treated as sales-type leases.

(g) Interest Rate Hedging

During the first quarter of 2019, the Company entered into certain derivative instruments to mitigate its exposure to variable interest rates under the Nord Loan debt and a portion of the MUFG Indebtedness. Hedge accounting is applied to such a transaction only if specific criteria have been met, the transaction is deemed to be “highly effective” and the transaction has been designated as a hedge at its inception. Under hedge accounting treatment, generally, the effects of derivative transactions are recorded in earnings for the period in which the hedge transaction affects earnings. A change in value of a hedging instrument is reported as a component of other comprehensive income/(loss) and is reclassified into earnings in the period in which the transaction being hedged affects earnings.

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

As noted in Note 5, in October 2019 the Company became aware that, as a result of certain defaults under its MUFG Credit Facility, certain of the forecasted transactions related to its MUFG Credit Facility interest rate swaps are no longer probable of occurring and, hence, those swaps were dedesignated from hedge accounting at that time. The two swaps related to the MUFG Credit Facility were terminated in March 2020 and the Company incurred a $3.1 million obligation in connection with such termination, payment of which is due no later than the March 31, 2021 maturity of the MUFG Loan. As a result of the forecasted transaction being not probable to occur, accumulated other comprehensive loss of $1,167,700 related to the MUFG Swaps was recognized as interest expense in the first quarter of 2020.

In March 2020, the Company determined that the future hedged interest payments related to its five remaining Nord Loan interest rate hedges were no longer probable of occurring, and consequently dedesignated all five swaps as hedges.

(h) Recent Accounting Pronouncements

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

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), a new accounting standard update to simplify the accounting for income taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

FASB Staff Guidance on Effects of COVID-19

In April of 2020, the FASB staff provided some relief from the unprecedented effect of the COVID-19 pandemic. Under this guidance, lessors may elect to treat lease concessions due to COVID-19 as if they arose from enforceable rights and obligations that existed in the lease contract, with the consequent effect that the concessions would not be treated as a lease modification which could require reclassification and remeasurement of the lease. Other guidance released in April 2020 provides that when hedge accounting is discontinued and it is probable that the forecasted transaction that had been hedged will occur beyond two months after its originally expected date as a result of the effects of COVID-19, the reporting entity may still defer recognizing related AOCI immediately and should defer recognition of such amounts until the forecasted transactions actually occur. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosure.

(i) Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2. Aircraft Lease Assets

The Company’s leases are normally “triple net leases” under which the lessee is obligated to bear all costs, including tax, maintenance and insurance, on the leased assets during the term of the lease. In most cases, the lessee is obligated to provide a security deposit or letter of credit to secure its performance obligations under the lease, and in some cases, is required to pay maintenance reserves based on utilization of the aircraft, which reserves are available for qualified maintenance costs during the lease term and may or may not be refundable at the end of the lease. Typically, the leases also contain minimum return conditions, as well as an economic adjustment payable by the lessee (and in some instances by the lessor) for amounts by which the various aircraft or engine components are worse or better than a targeted condition set forth in the lease. Some leases contain renewal or purchase options, although the Company’s sales-type leases all contain a bargain purchase option at lease end which the Company expects the lessees to exercise or require that the lessee purchase the aircraft at lease-end for a specified price.

Because all of the Company’s leases transfer use and possession of the asset to the lessee and contain no other substantial undertakings by the Company, the Company has concluded that all of its lease contracts qualify for lease accounting. Certain lessee payments of what would otherwise be lessor costs (such as insurance and property taxes) are excluded from both revenue and expense.

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

During the first quarter of 2020, the Company recorded no impairment losses for its aircraft held for lease. As discussed in Note 1(b), the Company recorded losses totaling $6,654,900 for four of its assets held for sale to write three regional jet aircraft and its parts inventory down to fair value, which has been significantly affected by the COVID-19 Outbreak, less cost of sale.

(a) Assets Held for Lease

At March 31, 2020 and December 31, 2019, the Company’s aircraft held for lease consisted of the following:
	March 31, 2020		December 31, 2019
Type	Number Owned	% of net book value	Number owned	% of net book value
Regional jet aircraft	9	80%	9	80%
Turboprop aircraft	2	20%	2	20%

The Company did not purchase or sell any aircraft held for lease during the first quarter of 2020. None of the Company’s aircraft held for lease were off lease at March 31, 2020.

As of March 31, 2020, minimum future lease revenue payments receivable under non-cancelable operating leases were as follows:

Years ending December 31

2020	$12,840,200
2021	10,343,800
2022	8,591,400
2023	8,591,400
2024	6,783,900
Thereafter	1,683,400
$48,834,100

The remaining weighted average lease term of the Company’s assets under operating leases was 38 months and 41 months at March 31, 2020 and December 31, 2019, respectively.

(b) Sales-Type and Finance Leases

In January 2020, the Company amended the leases for three of its assets that were subject to sales-type leases. The amendments provided for (i) the sale of one aircraft to the customer in January 2020, which resulted in a gain of $12,700, (ii) application of collected maintenance reserves and a security deposit held by the Company to past due amounts for the other two aircraft, (iii) payments totaling $585,000 in January for two of the leases and (iv) the reduction of future payments due under the two leases. As a result of payment delinquencies by the two customers of these aircraft, the Company recorded a bad debt allowance of $1,170,000 during the first quarter.

In January 2020, the lessee for an aircraft leased pursuant to a direct financing lease notified the Company of its intention to exercise the lease-end purchase option for the aircraft in March 2020. In February 2020, the Company and the same lessee agreed to the early exercise of lease-end purchase options for direct financing leases that were to expire in March 2021 and March 2022. All three aircraft were sold to the lessee in March 2020, resulting in a loss of $52,000.

At March 31, 2020 and December 31, 2019, the net investment included in sales-type leases and direct financing leases receivable were as follows:
	March 31, 2020	December 31, 2019
Gross minimum lease payments receivable	$4,138,000	$9,096,400
Less unearned interest	(88,000)	(286,600)
Allowance for doubtful accounts	(1,170,000)	(7,700)
Finance leases receivable	$2,880,000	$8,802,100

As of March 31, 2020, minimum future payments receivable under finance leases were as follows:
Years ending December 31

2020	$1,013,000
2021	1,284,000
2022	1,284,000
2023	557,000
$4,138,000

The remaining weighted average lease term of the Company’s assets under sales-type and finance leases was 34 months and 20 months at March 31, 2020 and December 31, 2019, respectively.

The following is a roll forward of the Company’s finance lease receivable allowance for doubtful accounts from December 31, 2019 to March 31, 2020:
Balance, December 31, 2019	$2,908,600
Deductions upon sale of assets	(735,200)
Deductions upon lease amendments	(2,173,400)
Additions charged to expense	1,170,000
Balance, March 31, 2020	$1,170,000

3. Assets Held for Sale

Assets held for sale at March 31, 2020 included three regional jet aircraft, one turboprop aircraft, which is subject to a short-term operating lease, and airframe parts from two turboprop aircraft.

During the first quarter of 2020, the Company recognized losses totaling $6,654,900 to write three regional jet aircraft and its parts inventory down to fair value, which has been significantly affected by the COVID-19 Outbreak, less cost of sale.

During the first quarter of 2020, the Company received $175,500 in cash and accrued $77,300 in receivables for parts sales. These amounts were accounted for as follows: $117,400 reduced accounts receivable for parts sales accrued in the fourth quarter of 2019; $117,800 reduced the carrying value of the parts; and $17,600 was recorded as gains in excess of the carrying value of the parts. During the first quarter of 2019, the Company received $216,900 in cash and accrued $94,400 in receivables for parts sales. These amounts were accounted for as follows: $133,100 reduced accounts receivable for parts sales accrued in 2018; $151,500 reduced the carrying value of the parts; and $26,700 was recorded as gains in excess of the carrying value of the parts.

4. Notes Payable and Accrued Interest

At March 31, 2020 and December 31, 2019, the Company’s notes payable and accrued interest consisted of the following:

	March 31, 2020	December 31, 2019
MUFG Credit Facility:
Principal	$83,333,900	$84,084,100
Unamortized debt issuance costs	(2,979,100)	(3,084,200)
Accrued interest	710,700	376,200
Nord Loans:
Principal	30,250,600	30,914,500
Unamortized debt issuance costs	(627,000)	(741,500)
Accrued interest	268,700	89,300
	$110,957,800	$111,638,400

(a) MUFG Credit Facility

In February 2019, the MUFG Credit Facility, which was to expire on May 31, 2019, was extended to February 19, 2023, and was amended in certain other respects. Also, four aircraft that previously served as collateral under the MUFG Credit Facility and two aircraft that previously served as collateral under special-purpose subsidiary financings were refinanced in February 2019 using non-recourse term loans (the “Nord Loans”) with an aggregate principal of $44.3 million.

In addition to payment obligations (including principal and interest payments on outstanding borrowings and commitment fees based on the amount of any unused portion of the MUFG Credit Facility), the MUFG Credit Facility agreement contained financial covenants with which the Company must comply, including, but not limited to, positive earnings requirements, minimum net worth standards and certain ratios, such as debt to equity ratios.

The Company was not in compliance with various covenants contained in the MUFG Credit Facility agreement, including those related to interest coverage and debt service coverage ratios and a no-net-loss requirement under the MUFG Credit Facility, at September 30, 2019, December 31, 2019 and March 31, 2020.

On October 15, 2019, the agent bank for the MUFG Lenders delivered a Reservation of Rights Letter to the Company which contained notice of the Borrowing Base Default and a demand for repayment of the amount of the Borrowing Base Deficit by January 13, 2020, and also contained formal notices of default under the MUFG Credit Facility relating to the alleged material adverse effects on the Company’s business as a result of the early termination of leases for three aircraft and potential financial covenant noncompliance based on the Company’s financial projections provided to the MUFG Lenders (the Borrowing Base Default and such other defaults referred to as the “Specified Defaults”). The Reservation of Rights Letter also informed the Company that further advances under the MUFG Credit Facility agreement would no longer be permitted due to the existence of such defaults.

In October, November and December 2019, the Company, agent bank and the MUFG Lenders entered into a Forbearance Agreement and amendments extending the Forbearance Agreement with respect to the Specified Defaults under the MUFG Credit Facility. The Forbearance Agreement (i) provided that the MUFG Lenders temporarily forbear from exercising default remedies under the MUFG Credit Facility agreement for the Specified Defaults, (ii) reduced the maximum availability under the MUFG Credit Facility to $85 million and (iii) extended the cure period for the Borrowing Base Deficit from January 13, 2020 to February 12, 2020. The Forbearance Agreement also allowed the Company to continue to use LIBOR as its benchmark interest rate, but increased the margin on the Company’s LIBOR-based loans under the MUFG Credit Facility from a maximum of 3.75% to 6.00% and set the margin on the Company’s prime rate-based loans at 2.75%, as well as added a provision for paid-in-kind interest (“PIK Interest) of 2.5% to be added to the outstanding balance of the MUFG Credit Facility debt in lieu of a cash payment. The Company paid cash fees of $406,250 in connection with the Forbearance Agreement and amendments, as well as a fee of $832,100, which was added to the outstanding balance of the MUFG Credit Facility debt in lieu of a cash payment. The Forbearance Agreement was in effect until December 30, 2019, after which the Company and the MUFG Lenders agreed not to further amend the Forbearance Agreement. On February 12, 2020, the agent bank for the MUFG Lenders delivered a Reservation of Rights Letter to the Company which contained notice of the failure to cure the Borrowing Base Default by February 12, 2020.

As discussed in Note 11, on May 1, 2020, the Company and the MUFG Lenders executed an amendment to the MUFG Credit Facility to convert the MUFG Credit Facility into term loan indebtedness. As a result, the MUFG Credit Facility is no longer a source of acquisition financing.

The Company has engaged B. Riley FBR as an investment banking advisor to help (i) formulate a Recapitalization Plan and analyze various strategic financial alternatives to address the Company’s capital structure, strategic and financing needs, as well as corporate level transactions aimed at achieving maximum value for the Company’s stockholders; and (ii) locate and negotiate with potential lenders, investors or transaction partners who would play a role in the Company’s Recapitalization Plan. The Company’s ability to develop, obtain approval for and achieve its Recapitalization Plan is subject to a variety of factors. If the Company is not able to satisfy the requirements under the Recapitalization Plan, maintain compliance with its MUFG Indebtedness or raise sufficient capital to repay all amounts owed under the MUFG Indebtedness, the Company’s financial condition and liquidity would be materially adversely affected and its ability to continue operations could be materially jeopardized.

The unused amount of the MUFG Credit Facility was $1,666,100 and $915,900 as of March 31, 2020 and December 31, 2019, respectively. The weighted average interest rate on the MUFG Credit Facility was 8.50% and 10.23% at March 31, 2020 and December 31, 2019 respectively.

(b) Nord Loans

On February 8, 2019, the Company, through four wholly-owned subsidiary limited liability companies (“LLC Borrowers”), entered into a term loan agreement NordDeutsche Landesbank Girozentrale, New York Branch (“Nord Loans”) that provides for six separate term loans with an aggregate principal amount of $44.3 million. Each of the Nord Loans is secured by a first priority security interest in a specific aircraft (“Nord Loan Collateral Aircraft”) owned by an LLC Borrower, the lease for such aircraft, and a pledge by the Company of its membership interest in each of the LLC Borrowers, pursuant to a Security Agreement among the LLC Borrowers and a security trustee, and certain pledge agreements. Two of the Nord Loan Collateral Aircraft that are owned by the Company’s two UK special-purpose entities were previously financed using special-purpose financing. The interest rates payable under the Nord Loans vary by aircraft, and are based on a fixed margin above either 30-day or 3-month LIBOR. The proceeds of the Nord Loans were used to pay down the MUFG Credit Facility and pay off the UK LLC SPE Financing. The maturity of each Nord Loan varies by aircraft, with the first Nord Loan maturing in October 2020 and the last Nord Loan maturing in May 2025. The debt under the Nord Loans is expected to be fully amortized by rental payments received by the LLC Borrowers from the lessees of the Nord Loan Collateral Aircraft during the terms of their respective leases and remarketing proceeds.

The Nord Loans include covenants that impose various restrictions and obligations on the LLC Borrowers, including covenants that require the LLC Borrowers to obtain Nord consent before they can take certain specified actions, and certain events of default. If an event of default occurs, subject to certain cure periods for certain events of default, Nord would have the right to terminate its obligations under the Nord Loans, declare all or any portion of the amounts then outstanding under the Nord Loans to be accelerated and due and payable, and/or exercise any other rights or remedies it may have under applicable law, including foreclosing on the assets that serve as security for the Nord Loans. The Company was in compliance with all covenants under the Nord Loans at December 31, 2019 but, as discussed below, was in default of its obligation to make its quarterly payment due on March 24, 2020.

As a result of the COVID-19 Outbreak, in March 2020, one of the Company’s customers, which leases two regional jet aircraft subject to Nord Loan financing, did not make its quarterly rent payment of approximately $1.4 million. The nonpayment led to a corresponding Nord Loan financing payment event of default under the Nord Loans for each of those subsidiaries. As discussed in Note 11, in May 2020, with Nord’s consent, the Company collected on the customers security letters of credit and paid a portion of the financing payment due under the Nord Loans, and entered into agreement with the customer to defer payment of the remaining balance of the March rent to June 2020. The customer also replaced the security letters of credit, and the Company agreed not to collect on such new security letters of credit unless and until the lessee fails to make its quarterly and deferred payment due in June 2020. As a result of the non-payment on the two regional jets by the Company’s customer and potential consequent uncertainty concerning future interest payments under the related Nord Loans, the Company dedesignated the related derivative instruments as hedges since the swapped interest was not deemed as probable to occur.

After discussions with the lessee for the remaining three swaps related to the Nord Loans, the Company determined that there was sufficient uncertainty related to rent payments and related debt payments on the other three Nord Loans, and that the Company could not conclude that the payments related to the swaps were probable of occurring, so that the Company dedesignated those swaps as hedges in March 2020 as well.

5. Derivative Instruments

In the first quarter of 2019, the Company entered into eight fixed pay/receive variable interest rate swaps. The Company entered into the interest rate swaps in order to reduce its exposure to the risk of increased interest rates. With respect to the six interest rate swaps entered into by the LLC Borrowers, the swaps were deemed necessary so that the anticipated cash flows of such entities, which arise entirely from the lease rents for the aircraft owned by such entities, would be sufficient to make the required Nord Loan principal and interest payments, thereby preventing default so long as the lessees met their lease rent payment obligations. The two interest rate swaps entered into by AeroCentury were intended to protect against the exposure to interest rate increases on $50 million of the Company’s MUFG Credit Facility debt.

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

Six of the interest rate swaps were entered into by the LLC Borrowers and provided for reduced notional amounts that mirror the amortization under the Nord Loans entered into by the LLC Borrowers, effectively converting each of the six Nord Loans from a variable to a fixed interest rate, ranging from 5.38% to 6.30%. Each of these six interest rate swaps extended for the duration of the corresponding Nord Loan. Two of the swaps have maturities in 2020 and three have maturities in 2025. The sixth swap was terminated in the fourth quarter of 2019 in connection with the sale of the related aircraft,

As discussed in Note 4, in March, the Company determined that the future hedged interest payments related to its five remaining Nord Loan interest rate hedges were no longer probable of occurring, and consequently dedesignated all five swaps as hedges. As a result of dedesignation, future changes in market value will be recognized in ordinary income and AOCI will be reclassified to ordinary income as the forecasted transactions occur. Accumulated other comprehensive loss of $48,100 related to the Nord Swaps was recognized as an expense in the first quarter of 2020.

The other two interest rate swaps (the “MUFG Swaps”), related to the Company’s MUFG Credit Facility, were entered into by AeroCentury and had notional amounts totaling $50 million and were to extend through the maturity of the MUFG Credit Facility in February 2023. Under the ISDA agreement for these interest rate swaps, defaults under the MUFG Credit Facility give the swap counterparty the right to terminate the interest rate swaps with any breakage costs being the liability of the Company. The counterparty agreed under the Forbearance Agreement and subsequent amendments to refrain from exercising any termination or other remedies as a result of the Company’s defaults under the MUFG Credit Facility during the forbearance period under the Forbearance Agreement.

In October 2019, the Company determined that it was no longer probable that forecasted cash flows for its two interest rate swaps with a nominal value of $50 million would occur as scheduled as a result of the Company’s defaults under the MUFG Credit Facility. Therefore, those swaps were no longer subject to hedge accounting and changes in fair market value thereafter were recognized in earnings as they occurred. In March 2020, the Company was notified that the counterparties had terminated the MUFG Swaps and the Company became obligated to pay $3.1 million to the counterparties. As a result of the forecasted transaction being not probable to occur, accumulated other comprehensive loss of $1,167,700 related to the MUFG Swaps was recognized as interest expense in the first quarter of 2020.

The Company has reflected the following amounts in its net loss:
	For the Three Months Ended March 31,
	2020	2019
Change in value of interest rate swaps	$1,908,300	$408,400
Reclassification from other comprehensive income	150,700	(1,300)
Reclassification from other comprehensive income – forecasted transaction not probable to occur	1,167,700	-
Included in interest expense	$3,226,700	$407,100

The following amount was included in other comprehensive income/(loss), before tax:

Unrealized gain/(loss) on derivative instruments	$(575,000)	$(543,500)
Reclassification from other comprehensive income	150,700	(1,300)
Reclassification from other comprehensive income – forecasted transaction not probable to occur	1,167,700	-
Change in value of hedged interest rate swaps	$743,400	$(544,800)

Approximately $515,000 of the current balance of accumulated other comprehensive income is expected to be reclassified in the next twelve months.

At March 31, 2020, the fair value of the Company’s interest rate swaps was as follows:

Designated interest rate hedges fair value	$ -
Other interest rate swaps	1,105,100
Total derivative (liability)	$1,105,100

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

6. Lease Right of Use Asset and Liability

The Company is a lessee under a lease of the office space it occupies in Burlingame, California, which expires in June of 2020, but also provides for two, successive one-year lease extension options for amounts that are substantially below the market rent for the property. The lease provides for monthly rental payments according to a fixed schedule of increasing rent payments. As a result of the below-market extension options, the Company determined that it was reasonably certain that it would extend the lease and, therefore, included such extended term in its calculation of the right of use asset (“ROU Asset”) and lease liability recognized in connection with the lease.

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

Effective January 1, 2020, the Company reduced both the size of the office space leased and the amount of rent payable in the future. As such, the Company recognized a reduction in both the capitalized amount related to the surrendered office space and a proportionate amount of the liability associated with its future lease obligations. In January 2020, the Company recorded a loss of $160,000 related to the reduction in its ROU Asset, net of the reduction in its operating lease liability, and expected to recognize amortization of $308,100, $317,600 and $162,600 in 2020, 2021 and the first half of 2022, respectively.

In March 2020, the Company elected not to exercise the extension options for its office lease. The lease liability associated with the office lease was calculated at March 31, 2020 and December 31, 2019 by discounting the fixed, minimum lease payments over the remaining lease term, including the below-market extension periods, at a discount rate of 7.25%, which represents the Company’s estimate of the incremental borrowing rate for a collateralized loan for the type of underlying asset that was the subject of the office lease at the time the lease liability was evaluated. As a result of non-exercise of its extension option, the Company reduced the lease liability to reflect only the three remaining rent payments in the second quarter of 2020. The Company estimates that the maturities of operating lease base rent of its office space were as follows as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
2020	$36,300	$145,000
2021	-	147,200
2022	-	74,700
	36,300	366,900
Discount	-	(30,500)
Lease liability	$36,300	$336,400

During the quarter ended March 31, 2020, the Company recognized amortization, finance costs and other expense related to the office lease as follows:

Fixed rental expense during the quarter	$81,900
Variable lease expense	22,600
Total lease expense during the quarter	$104,500

The Company expects that the variable lease expense will total approximately $7,500 per month through the end of the lease.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of March 31, 2020, the Company measured the fair value of its interest rate swaps of $29,225,700 (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swaps had a net fair value liability of $1,105,100 as of March 31, 2020. In the quarter ended March 31, 2020, $1,908,300 was realized through the income statement as an increase in interest expense.

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

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$-	$-	$-	$-	$400	$400	$-	$-
Derivatives	(1,105,100)	-	(1,105,100)	-	(1,824,500)	-	(1,824,500)	-
Total	$(1,105,100)	$-	$(1,105,100)	$-	$(1,824,100)	$400	$(1,824,500)	$-

There were no transfers between Level 1 and Level 2 during the first quarters of 2020 or 2019, and there were no transfers into or out of Level 3 during the same periods.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and these and other assets held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. These are considered Level 3 within the fair value hierarchy. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the asset’s carrying value exceeds its fair value. Based on expected sales proceeds, the Company recorded impairment charges totaling $6,654,900 on four of its assets held for sale in the first quarter of 2020, which had an aggregate fair value of $15,828,200. The Company recorded impairment charges totaling $1,408,400 on three of its assets held for sale in the first quarter of 2019, which had an aggregate fair value of $3,363,000.

The following table shows, by level within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019:

	Assets Written Down to Fair Value								Total Losses
	March 31, 2020				December 31, 2019				For the Three Months Ended March 31,
		Level				Level
Total		1	2	3	Total	1	2	3	2020	2019
Assets held for sale	$15,828,200	$-	$-	$15,828,200	$25,880,700	$-	$-	$25,880,700	$6,654,900	$1,408,400

There were no transfers between Level 1 and Level 2 and no transfers into or out of Level during the first quarter of 2020.

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable, amounts borrowed under the MUFG Credit Facility, notes payable under special-purpose financing and its derivative instruments. The fair value of accounts receivable, accounts payable and the Company’s maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments because of their short-term maturity. The fair value of finance lease receivables approximates the carrying value as discussed in Note 1(f). The fair value of the Company’s derivative instruments is discussed in Note 5 and in this note above in “Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis.”

Borrowings under the Company’s MUFG Credit Facility bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin. The Company believes the effective interest rate under the MUFG Credit Facility approximates current market rates for such indebtedness at the dates of the consolidated balance sheets, and therefore that the outstanding principal and accrued interest of $84,044,600 and $84,460,300 at March 31, 2020 and December 31, 2019, respectively, approximate their fair values on such dates. The fair value of the Company’s outstanding balance of its MUFG Credit Facility is categorized as a Level 3 input under the GAAP fair value hierarchy.

Before their repayment in February 2019 in connection with the Nord Loans refinancing, the amounts payable under the UK LLC SPE Financing were payable through the fourth quarter of 2020 and bore a fixed rate of interest. As discussed above, during February 2019, the UK LLC SPE Financing and four assets that previously served as collateral under the MUFG Credit Facility were refinanced using the Nord Loans. The Company believes the effective interest rate under the special-purpose financings approximates current market rates for such indebtedness at the dates of the consolidated balance sheets, and therefore that the outstanding principal and accrued interest of $30,519,300 and $31,003,800 approximate their fair values at March 31, 2020 and December 31, 2019, respectively. Such fair value is categorized as a Level 3 input under the GAAP fair value hierarchy.

There were no transfers in or out of assets or liabilities measured at fair value under Level 3 during the first quarters of 2020 and 2019.

8. Commitments and Contingencies

In the ordinary course of the Company’s business, the Company may be subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

9. Income Taxes

The Company recorded income tax benefit of $2.7 million for the three months ended March 31, 2020, or 21.0% of pre-tax loss, compared to $356,400 income tax benefit, or 21.4% of pre-tax loss, for the three months ended March 31, 2019. The difference in the effective federal income tax rate from the normal statutory rate was primarily related to the recording of a valuation allowance in the current period on U.S. deferred tax assets.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company's current five-year cumulative loss through March 31, 2020, the impacts of COVID-19 pandemic on the worldwide airline industry and the need to rapidly refinance its debt or sell its assets in accordance with the provisions of its MUFG Indebtedness. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a valuation allowance of $31,800 for the three months ended March 31, 2020.

In March of 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) became law. The CARES Act included tax provisions under which net operating losses from 2018, 2019 and 2020 can be carried back for five years, modifying the law that had previously not permitted any carryback, and also increased the amount of deductible interest from 20% to 30% of adjusted taxable income for the 2019 and 2020 years. These changes have not had any effect on the Company’s expected cash tax expenditures or income tax expense. The CARES Act also accelerated the ability to receive refunds of AMT credits from prior year, which will allow the Company to accelerate $11,400 of the refund of such credit into its 2019 return.

10. Computation of Loss Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(10,178,400)	$(1,308,200)
Weighted average shares outstanding for the period	1,545,884	1,545,884
Basic loss per share	$(6.58)	$(0.85)
Diluted loss per share	$(6.58)	$(0.85)

Basic loss per common share is computed using net loss and the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed using net (loss)/income and the weighted average number of common shares outstanding, assuming dilution. Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period. There were no anti-dilutive shares outstanding during the three months ended March 31, 2020 or 2019.

11. Subsequent Events

(a) MUFG Credit Facility Amendment

On May 1, 2020, the Company and the MUFG Lenders entered into a Fourth Amended and Restated Loan and Security Agreement, which amended and restated the existing agreement regarding the Company's indebtedness to the MUFG Lenders and effected the following changes to the terms and provisions of such indebtedness:

●
A forbearance of the existing defaults and events of default under the MUFG Loan Agreement until June 29, 2020, with a provision to extend such forbearance to August 15, 2020, if the Company is still in compliance with the agreement at June 29, 2020, respectively;

●
Elimination of the borrowing base collateral value covenant under the MUFG Loan Agreement, and of the existing event of default under the Loan Agreement for a borrowing base deficiency, along with cessation of the default interest accrual on the outstanding loan amount;

●
Conversion of the revolving MUFG Credit Facility structure to a term loan structure with an initial principal balance of $83,689,900.86 and a final maturity date of  March 31, 2021;

●
Interest accrual on the indebtedness based on the Base Rate (defined as the greater of (i) the rate of interest most recently announced by MUFG as to its U.S. dollar “Reference Rate”, or (ii) the Federal Funds Rate plus one-half of one percent (0.50%)), according to the following schedule: (a) Base Rate + 525 bps (0 bps as cash interest and 525 bps as payment in kind ("PIK")) until June 30, 2020, and (b) Base Rate + 525 bps (100 bps as cash interest and 425 bps as PIK) from and after July 1, 2020, subject to a Base Rate floor at 325 bps for both time periods;

●
Deferral of the cash component of the interest payments (on the loan indebtedness and swap termination payment obligation) that was due on April 1, 2020 and May 1, 2020, until the earlier of (i) the date of receipt of net proceeds into the Company's restricted account held at MUFG to hold sales proceeds (the "Restricted Account") from the sale of certain enumerated aircraft assets and (ii) July 1, 2020;

●
Required sweep of any unrestricted cash in the Company’s bank accounts in excess of $1,000,000 at the end of each fiscal quarter;

●
Addition of certain default provisions triggered by certain defaults or other events with respect to the Company’s aircraft leases for the Company's aircraft that are collateral for the MUFG Loan Agreement ("Aircraft Collateral");

●
Provision for certain payments from the Restricted Account to (i) the Company’s investment banking advisor; (ii) payments due under the agreement and for interest on the swap termination indebtedness owed by the Company; and (iii) Lenders’ outside counsel and consultants;

●
Addition of a requirement for the Company's engagement of a Financial Advisor/Consultant, at the Company’s expense, with a specific scope of work as prescribed by the MUFG Loan Agreement;

●
Revisions to the Company’s required appraisal process for the Aircraft Collateral; and

●
Establishment of deadlines for achievement of milestones toward execution of Company strategic alternatives for the Company and/or its assets that would enable repayment of the MUFG Loan Agreement indebtedness ("Strategic Alternatives") as follows:  (a) obtaining indications of interest for Strategic Alternatives by May 6, 2020, which was subsequently extended to May 20, 2020 and was met by the Company at that time; (b) obtaining a fully-executed (tentative or generally non-binding) agreement on the terms and conditions for a Strategic Alternative by June 29, 2020, and (c) consummation of the selected strategic Alternative by August 15, 2020.

The borrowings under the MUFG Loan Agreement continue to be secured by a first priority lien, which lien is documented in an amended and restated mortgage and security agreement (the "Mortgage"), in all of  the Company's assets, including the Company’s aircraft portfolio, except those aircraft that are subject to special purpose financing held by subsidiaries of the Company.   The MUFG Loan Agreement and the Mortgage (collectively the "MUFG Loan Documents") require the Company to comply with certain covenants relating to payment of taxes, preservation of existence, maintenance of property and insurance, and periodic financial reporting.  The MUFG Loan Documents restrict the Company with respect to certain corporate level transactions and transactions with affiliates or subsidiaries without consent of the Lenders. Events of default under the Loan Agreement include failure to make a required payment within three business days of a due date or to comply with other obligations under the MUFG Loan Documents (subject to specified cure periods for certain events of default), a default under other indebtedness of the Company, and a change in control of the Company.  Remedies for default under the Loan Agreement include acceleration of the outstanding debt and exercise of any remedies available under applicable law, including foreclosure on the collateral securing the MUFG Loan Agreement debt.

(b) Impact of COVID-19 Outbreak

As discussed in Note 4, in March 2020, one of the Company’s customers, which leases two regional jet aircraft subject to Nord Loan financing, did not make its quarterly rent payment which, in turn, resulted in a loan payment default by the Company’s special-purpose subsidiary that owns the aircraft. In April 2020, the Company drew funds on the letters of credit that served as security deposits under the leases in order to fund interest payments due to Nord. In May 2020, the Company and the customer agreed to defer payment of the March rent to June 2020.

Another of the Company’s customers, which leases two aircraft did not make rent payments that were due in April. The Company has agreed to reduce the amounts due from the customer in April, May and June 2020. In addition, the Company and two other customers, each of which leases an aircraft subject to a sales-type lease, are discussing remedies regarding non-payment of a portion of the rent due during the first quarter of 2020.

(c) Paycheck Protection Program Loan

On May 20, 2020, JetFleet Management Corp. (the “PPP Borrower”), a subsidiary of AeroCentury Corp., was granted a loan (the “PPP Loan”) from American Express National Bank in the aggregate amount of $276,353, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

The PPP Loan, which was in the form of a Note dated May 18, 2020 issued by the PPP Borrower, matures on April 22, 2022 and bears interest at a rate of 1.00% per annum, payable in 18 monthly payments commencing on November 20, 2020. The Note may be prepaid by the PPP Borrower at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs and any payments of certain covered interest, lease and utility payments. The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. No assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 and the audited consolidated financial statements and notes included therein (collectively, the “2019 Annual Report”), as well as the Company’s unaudited condensed consolidated financial statements and the related notes included in this report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, the Company has presumed that readers have access to and have read the disclosure under the same heading contained in the 2019 Annual Report. This discussion and analysis contains forward-looking statements. Please see the cautionary note regarding these statements at the beginning of this report.

Overview

The Company provides leasing and finance services to regional airlines worldwide. The Company is principally engaged in leasing its aircraft portfolio, primarily consisting of mid-life regional aircraft, through operating leases and finance leases to its customer base of eight airlines in six countries. In addition to leasing activities, the Company sells aircraft from its operating lease portfolio to third parties, including other leasing companies, financial services companies, and airlines. Its operating performance is driven by the composition of its aircraft portfolio, the terms of its leases, and the interest rate of its debt, as well as asset sales.

The COVID-19 pandemic has led to significant cash flow issues for airlines, and some of the Company’s customers were unable to timely meet their obligations under their lease obligations with the Company during the first quarter of 2020. This in turn has caused lessees to make requests for lease payment concessions and/or deferrals from the Company, which requires the Company to reach accommodations with its lenders to allow the Company corresponding concessions under its debt financings. The Company expects these circumstances to continue for the foreseeable future.

The Company purchased no aircraft during the first quarter of 2020. During the same period, the Company sold one aircraft that been held for sale, one aircraft that had been held under a sales-type lease and three aircraft that had been held under direct financing leases. The Company ended the quarter with a total of eleven aircraft held for lease, with a net book value of approximately $106 million. This represents a 2% decrease compared to the net book value of the Company’s aircraft and engines held for lease at December 31, 2019. In addition to the aircraft held for lease at quarter-end, the Company held two aircraft subject to finance leases and held four aircraft and airframe parts from two aircraft held for sale.

Average portfolio utilization was approximately 85% and 98% during the first quarters of 2020 and 2019, respectively. The year-to-year decrease was due to aircraft that were on lease in the 2019 period, but off lease in the 2020 period.

Net loss for the first quarters of 2020 and 2019 was $10.2 million and $1.3 million, respectively, resulting in basic and diluted loss per share of $(6.58) and $(0.85), respectively. Pre-tax profit margin (which the Company calculates as its (loss)/income before income tax (benefit)/provision as a percentage of its revenues and other income) was (270%) in the first quarter of 2020 compared to (22%) for the first quarter of 2019.

As discussed above, on May 1, 2020, the Company and the MUFG Lenders entered into a Fourth Amended and Restated Loan and Security Agreement (the "MUFG Loan Agreement"), which, amended and restated the existing agreement regarding the Company's indebtedness to the MUFG Lenders. The Company has engaged B. Riley FBR as an investment banking advisor to help (i) formulate and analyze various strategic financial alternatives to address the Company’s capital structure, strategic and financing needs, as well as corporate level transactions aimed at achieving maximum value for the Company’s stockholders; and (ii) locate and negotiate with potential lenders, investors or transaction partners who would play a role in the Company’s plan (“Recapitalization Plan”).

Until the MUFG Loan and the swap termination payment obligation are repaid, the Company’s cash flow will be subject to monitoring and approval by the MUFG Lenders. Because the MUFG Loan Agreement requires any accumulation of cash in excess of $1 million as of each quarter end to be used to pay down the balance of the MUFG Loan, the Company’s ability to meet unanticipated cash payment obligations may be wholly dependent upon obtaining approval from the MUFG Lenders to access the restricted cash account that is controlled by the MUFG Lenders.

In addition, two of the Company’s special purpose subsidiaries that are borrowers under the Nord Loans are in default of their loan obligations due to their failure to fully pay the March quarterly payment when due, which was in turn the result of  their lessee’s failure to make its quarterly lease payment in March.  The special purpose entities do not themselves have sufficient free cash to cure such defaults, nor is the Company permitted to direct funds to the special purpose subsidiaries without the consent of the MUFG Lenders.   The special purpose subsidiaries’ ability to cure their loan default is therefore likely dependent solely on the lessee’s cure of its overdue March rent payment obligations.  With Nord’s consent, the special purpose subsidiaries collected on the lessee’s letters of credit to partially fund the overdue lease payments, and the leases with the lessee have been amended to permit the lessee to cure the remainder of its March lease payment default when it makes its upcoming June quarterly payment, but there is no assurance that the lessee will be able to comply with that obligation.

As a result of these factors, there is substantial doubt regarding the Company’s ability to continue as a going concern.

Fleet Summary

(a) Assets Held for Lease

Key portfolio metrics of the Company’s aircraft held for lease as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Number of aircraft and engines held for lease	11	11

Weighted average fleet age	12.0 years	11.8 years
Weighted average remaining lease term	38 months	41 months
Aggregate fleet net book value	$106,200,000	$108,368,600

	For the Three Months Ended March 31,
	2020	2019
Average portfolio utilization	85%	98%

The following table sets forth the net book value and percentage of the net book value, by type, of the Company’s assets that were held for lease at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft:
Bombardier Dash-8-400	2	20%	2	20%

Regional jet aircraft:
Embraer 175	3	27%	3	26%
Canadair CRJ-1000	2	20%	2	21%
Canadair CRJ-700	3	20%	3	20%
Canadair CRJ-900	1	13%	1	13%

During the first quarter of 2020, the Company purchased no aircraft and sold one aircraft that been held for sale, one aircraft that had been held under a sales-type lease and three aircraft that had been held under direct financing leases. During the first quarter of 2019, the Company purchased no aircraft, and sold one aircraft and certain aircraft parts.

The following table sets forth the net book value and percentage of the net book value of the Company’s assets that were held for lease at March 31, 2020 and December 31, 2019 in the indicated regions (based on the domicile of the lessee):

	March 31, 2020		December 31, 2019
Region	Net book value	% of net book value	Net book value	% of net book value
North America	$62,991,700	59%	$63,799,600	59%
Europe	43,208,300	41%	44,569,000	41%
	$106,200,000	100%	$108,368,600	100%

For the three months ended March 31, 2020, approximately 41%, 30%, 14% and 12% of the Company’s operating lease revenue was derived from customers in the United States, Spain, Croatia and Canada, respectively. Operating lease revenue does not include interest income from the Company’s finance leases. The following table sets forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Three Months Ended March 31,
	2020		2019
Region	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue
North America	3	53%	4	36%
Europe	3	47%	4	60%
Asia	-	-%	1	4%

At March 31, 2020 and December 31, 2019, the Company also had two aircraft and six aircraft, respectively, subject to finance leases. For the quarter ended March 31, 2020, 100% of the Company’s finance lease revenue was derived from a customer in Europe.

(b) Assets Held for Sale

Assets held for sale at March 31, 2020 consisted of three Canadair 900 aircraft, one Bombardier Dash-8-300 aircraft and airframe parts from two turboprop aircraft.

Results of Operations

(a)
Quarter ended March 31, 2020 compared to the quarter ended March 31, 2019

(i) Revenues and Other Income

Revenues and other income decreased by 37% to $4.8 million in the first quarter of 2020 from $7.6 million in the first quarter of 2019. The decrease was primarily a result of decreased operating lease revenues and a loss on sale of assets in the 2020 period as opposed to a gain on sale of assets in the first quarter of 2019.

Operating lease revenue decreased by 33% to $4.8 million in the first quarter of 2020 from $7.1 million in the first quarter of 2019, primarily due to reduced rent income resulting from the early termination of four aircraft leases with one of the Company’s customers in the third quarter of 2019 and the sale of an asset in the first quarter of 2019 that had been on lease until the time of sale.

During the first quarter of 2020, the Company recorded losses totaling $39,300 on the sale of four aircraft and a loss of $2,500 for legal work related to the sale of an aircraft that the Company expects to occur in the third quarter of 2020. Such losses were partially offset by $17,600 of gains on the sale of aircraft parts. During the first quarter of 2019, the Company recorded gains totaling approximately $178,300 million on the sale of an aircraft and aircraft parts.

(ii) Expenses

Total expenses increased by 91% to $17.7 million in the first quarter of 2020 from $9.2 million in the first quarter of 2019. The increase was primarily a result of increases in asset impairment losses, interest expense and bad debt expense, the effects of which were partially offset by a decrease in depreciation.

During the first quarter of 2020, the Company recorded impairment charges totaling $6.7 million on four assets held for sale, based on expected sales proceeds. During the first quarter of 2019, the Company recorded impairment charges totaling $1.4 million on two aircraft and an engine held for sale, based on expected sales proceeds.

The Company’s interest expense increased by 106% to $6.0 million in the first quarter of 2020 from $2.9 million in the first quarter of 2019, primarily as a result of a higher average interest rate and $1.9 million of valuation charges related to the Company’s interest rate swaps, the effects of which were partially offset by a lower average debt balance.

As a result of payment delinquencies during the first quarter of 2020 by two of the Company’s customers under its two sales-type leases and decreases in the appraised values of the underlying assets, the Company recorded a bad debt expense of $1.2 million. The Company recorded no bad debt expense during the first quarter of 2019.

Depreciation expense decreased 32% to $2.2 million in the first quarter of 2020 from $3.2 million in the first quarter of 2019 primarily as a result of the sale of an aircraft during the first quarter of 2019 and the reclassification of four aircraft from held for lease to held for sale during the third quarter of 2019.

The Company had tax benefit of $2.7 million in the first quarter of 2020 compared to tax benefit of $356,400 for the first quarter of 2019. The effective tax rate for the first quarter of 2020 was a 21.0% tax benefit compared to a 21.4% tax benefit in the first quarter of 2019. The difference in the effective income tax rate from the normal statutory rate was primarily related to the recording of a valuation allowance in the current period on the Company’s U.S. deferred tax assets. In assessing the valuation of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance, including the Company’s current five-year cumulative loss through March 31, 2020, the impacts of the COVID-19 Outbreak on the worldwide airline industry and the need to rapidly refinance the Company’s debt or sell its assets in accordance with the provisions of its MUFG Indebtedness. Based on this analysis, the Company concluded that a valuation allowance is necessary for the Company’s net U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a valuation allowance of $31,800 for the three months ended March 31, 2020. The Company did not establish a valuation allowance for its foreign deferred tax assets, because they represent expected losses to be realized in 2020 and carried back to profitable periods for refunds in the foreign jurisdictions.

In March of 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) became law. The CARES Act included tax provisions under which net operating losses from 2018, 2019 and 2020 can be carried back for five years, modifying the law that had previously not permitted any carryback, and also increased the amount of deductible interest from 20% to 30% of adjusted taxable income for the 2019 and 2020 years. These changes have not had any effect on the Company’s expected cash tax expenditures or income tax expense. The CARES Act also accelerated the ability to receive refunds of AMT credits from prior year, which will allow the Company to accelerate $11,400 of the refund of such credit into its 2019 return.

Liquidity and Capital Resources

As a result of the factors discussed below, there is substantial doubt regarding the Company’s ability to continue as a going concern.

(a) MUFG Credit Facility

On May 1, 2020, the Company and the MUFG Lenders entered into a Fourth Amended and Restated Loan and Security Agreement (the "MUFG Loan Agreement"), which, amended and restated the existing agreement regarding the Company's indebtedness to the MUFG Lenders and effected the following changes to the terms and provisions of such indebtedness:

●
A forbearance of the existing defaults and events of default under the MUFG Loan Agreement until June 29, 2020, with a provision to extend such forbearance to August 15, 2020, if the Company is still in compliance with the agreement at June 29, 2020;

●
Elimination of the borrowing base collateral value covenant under the MUFG Loan Agreement, and of the existing event of default under the Loan Agreement for a borrowing base deficiency, along with cessation of the default interest accrual on the outstanding loan amount;

●
Conversion of the revolving MUFG Credit Facility structure to a term loan structure with an initial principal balance of $83,689,900.86 and a final maturity date of  March 31, 2021;

●
Interest accrual on the indebtedness based on the Base Rate (defined as the greater of (i) the rate of interest most recently announced by MUFG as to its U.S. dollar “Reference Rate”, or (ii) the Federal Funds Rate plus one-half of one percent (0.50%)), according to the following schedule: (a) Base Rate + 525 bps (0 bps as cash interest and 525 bps as payment in kind ("PIK")) until June 30, 2020, and (b) Base Rate + 525 bps (100 bps as cash interest and 425 bps as PIK) from and after July 1, 2020, subject to a Base Rate floor at 325 bps for both time periods;

●
Deferral of the cash component of the interest payments (on the loan indebtedness and swap termination payment obligation) that was due on April 1, 2020 and May 1, 2020, until the earlier of (i) the date of receipt of net proceeds into the Company's restricted account held at MUFG to hold sales proceeds (the "Restricted Account") from the sale of certain enumerated aircraft assets and (ii) July 1, 2020;

●
Required sweep of any unrestricted cash in the Company’s bank accounts in excess of $1,000,000 at the end of each fiscal quarter;

●
Addition of certain default provisions triggered by certain defaults or other events with respect to the Company’s aircraft leases for the Company's aircraft that are collateral for the MUFG Loan Agreement ("Aircraft Collateral");

●
Provision for certain payments from the Restricted Account to (i) the Company’s investment banking advisor; (ii) payments due under the agreement and for interest on the swap termination indebtedness owed by the Company; and (iii) Lenders’ outside counsel and consultants;

●
Addition of a requirement for the Company's engagement of a Financial Advisor/Consultant, at the Company’s expense, with a specific scope of work as prescribed by the MUFG Loan Agreement;

●
Revisions to the Company’s required appraisal process for the Aircraft Collateral; and

●
Establishment of deadlines for achievement of milestones toward execution of Company strategic alternatives for the Company and/or its assets that would enable repayment of the MUFG Loan Agreement indebtedness ("Strategic Alternatives") as follows:  (a) obtaining indications of interest for Strategic Alternatives by May 20, 2020 and was met by the Company at that time; (b) obtaining a fully-executed (tentative or generally non-binding) agreement on the terms and conditions for a Strategic Alternative by June 29, 2020, and (c) consummation of the selected strategic Alternative by August 15, 2020.

The borrowings under the MUFG Loan Agreement continue to be secured by a first priority lien, which lien is documented in an amended and restated mortgage and security agreement (the "Mortgage"), in all of  the Company's assets, including the Company’s aircraft portfolio, except those aircraft that are subject to special purpose financing held by subsidiaries of the Company.   The MUFG Loan Agreement and the Mortgage (collectively the "MUFG Loan Documents") require the Company to comply with certain covenants relating to payment of taxes, preservation of existence, maintenance of property and insurance, and periodic financial reporting.  The MUFG Loan Documents restrict the Company with respect to certain corporate level transactions and transactions with affiliates or subsidiaries without consent of the Lenders. Events of default under the Loan Agreement include failure to make a required payment within three business days of a due date or to comply with other obligations under the MUFG Loan Documents (subject to specified cure periods for certain events of default), a default under other indebtedness of the Company, and a change in control of the Company.  Remedies for default under the Loan Agreement include acceleration of the outstanding debt and exercise of any remedies available under applicable law, including foreclosure on the collateral securing the MUFG Loan Agreement debt.

Substantially all of the Company’s proceeds from sale of assets is required to be deposited in its restricted cash account, disbursements from which are directed by the MUFG Lenders for payment of certain costs, or otherwise to reduce the outstanding MUFG Indebtedness. Unless and until the MUFG Indebtedness is refinanced with a new lender, substantially all the excess cash flow of the Company will be required to be applied toward repayment of the MUFG Indebtedness, unless the Lenders approve other uses of such excess funds.

In March 2019, the Company entered into interest rate swaps (the “MUFG Swaps”) with respect to the variable interest rate payment amounts due for $50 million of the $84 million of outstanding MUFG Credit Facility debt.  On March 12, 2020, MUFG notified the Company that it had terminated the MUFG Swaps. The Company incurred a liability to the swap counterparties of $3.1 million in connection with such termination, payment of which is due no later than the March 31, 2021 maturity of the MUFG Loan. As a result of the forecasted transaction being not probable to occur, accumulated other comprehensive loss of $1,167,700 related to the MUFG Swaps was recognized as interest expense in the first quarter of 2020.

The Company has engaged B. Riley FBR as an investment banking advisor to assist in obtaining debt or equity financing which, if successful, would be used to repay the MUFG Indebtedness.

The Company’s ability to develop, obtain approval for and achieve its Recapitalization Plan is subject to a variety of factors, as discussed in Liquidity and Capital Resources—MUFG Credit Facility. If the Company is not able to maintain compliance with the MUFG Loan Agreement and raise sufficient capital or refinancing debt to repay all amounts owed under the MUFG Indebtedness, then the Company’s financial condition and liquidity would be materially adversely affected and its ability to continue operations could be materially jeopardized.

If the Company does not achieve its Recapitalization Plan and its anticipated results, the Lenders would thereafter have the right to exercise any and all remedies for default under the applicable MUFG Loan Agreement. Such remedies include, but are not limited to, declaring the entire indebtedness immediately due and payable, and if the Company were unable to repay such accelerated indebtedness, foreclosing upon the assets of the Company that secure the MUFG Indebtedness, which consist of all of the Company’s assets except for certain assets held in the Company’s single asset special-purpose financing subsidiaries.

(b) Special-purpose Financing and Nord Loans

In August 2016, the Company acquired, using wholly-owned special-purpose entities, two regional jet aircraft, using cash and third-party financing (referred to as “special-purpose financing” or “UK LLC SPE Financing”) separate from the MUFG Credit Facility.

In February 2019, the UK LLC SPE Financing was repaid as part of a refinancing involving the Nord Loans, which were made to special-purpose subsidiaries of AeroCentury (the “LLC Borrowers”). Under the Nord Loans, four aircraft that previously served as collateral under the MUFG Credit Facility were moved into newly formed special-purpose subsidiaries and, along with the aircraft owned by the two existing special-purpose subsidiaries, were pledged as collateral under the Nord Loans.

All of the Nord Loans contain cross-default provisions, so that any default by a lessee of any of the subject aircraft could result in the Nord exercising its remedies under the Nord Loan agreement, including, but not limited to, possession of the aircraft that is subject to a lessee default. Currently, the Nord Loans are fully performing and were unaffected by the Company’s default under the MUFG Credit Facility.

Collectively, the LLC Borrowers entered into six interest rate derivatives, or interest rate swaps. Each such interest rate swap has a notional amount that mirrors the amortization under the corresponding Nord Loan entered into by the LLC Borrowers, effectively converting each of the six Nord Loans from a variable to a fixed interest rate. Each of these six interest rate swaps extend for the length of the corresponding Nord Loan, with maturities from 2020 through 2025. One of the aircraft that was subject to Nord Loan financing was sold during the fourth quarter of 2019 and the related Nord Loan and interest rate swap were terminated. Accumulated other comprehensive loss of $48,100 related to the Nord Swaps was recognized as an expense in the first quarter of 2020.

In March 2020, one of the Company’s customers, which leases two regional jet aircraft subject to Nord Loan financing, did not timely make its quarterly rent payment. As a result, the special-purpose subsidiary borrowers that hold the aircraft did not have sufficient cash to meet the corresponding quarterly Nord Loan payment installments. The parent corporation was not permitted to fund the special-purpose subsidiary borrower’s loan payment obligations due to restrictions under the MUFG Credit Facility. The late payment by the lessee constituted an event of default under the Term Loan on March 19, 2020, and the Term Loan nonpayment constituted an event of default under the Nord Loan for each subsidiary on March 27, 2020. The lessee was severely impacted by the COVID-19 pandemic, and was required to cease operations as part of its country’s lockdown, but has indicated to the Company that it intends to honor its lease commitments in due course when able. In April 2020, the Company fully drew on the letters of credit that served as security deposits under the leases in order to fund a partial repayment of the overdue lease rental, which was then used by the Company to make a partial quarterly payment on the Nord Loan installment payment. In May 2020, with the consent of Nord, the Company and the customer entered into a deferral agreement whereunder the customer agreed to issue replacement letter of credits as required under its lease, and the Company agreed to waive the default for failing to fully pay the March 2020 quarterly lease payment when due, and to defer the required payment date for the unpaid balance of the March lease rental payment until the June 2020 quarterly payment date so long as no other defaults under the leases arise prior to such date. The Company further agreed not to collect under the newly issued replacement letters of credit during such forbearance period.

(c) Cash Flow

The Company’s primary sources of cash from operations are payments due under the Company’s operating and finance leases, maintenance reserves, which are billed monthly to lessees based on asset usage, and proceeds from the sale of aircraft and engines.

The Company’s primary uses of cash are for (i) principal and interest due under the MUFG Indebtedness and the Nord Loans, (ii), salaries, employee benefits and general and administrative expenses, (iii) maintenance expense and (iv) reimbursement to lessees from collected maintenance reserves.

As discussed above, on May 1, 2020, the Company and the MUFG Lenders entered into a Fourth Amended and Restated Loan and Security Agreement, which amended and restated the existing agreement regarding the Company's indebtedness to the MUFG Lenders. The Company has engaged B. Riley as an investment banking advisor to help (i) formulate and analyze various strategic financial alternatives to address the Company’s capital structure, strategic and financing needs, as well as corporate level transactions aimed at achieving maximum value for the Company’s stockholders; and (ii) locate and negotiate with potential lenders, investors or transaction partners who would play a role in the Company’s Recapitalization Plan.

Until the MUFG Indebtedness is repaid, the Company’s cash flow will be subject to monitoring and approval by the MUFG Lenders. Because the MUFG Loan agreement requires any accumulation of cash in excess of $1 million as of each quarter end to be used to pay down the balance of the MUFG Loan, the Company’s ability to meet unanticipated cash payment obligations may be wholly dependent upon obtaining approval from the MUFG Lenders to access the restricted cash account that is controlled by the MUFG Lenders.

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

The Company’s payments for maintenance consist of reimbursements to lessees for eligible maintenance costs under their leases and maintenance incurred directly by the Company for preparation of off-lease assets for re-lease to new customers. The timing and amount of such payments may vary widely between quarterly and annual periods, as the required maintenance events can vary greatly in magnitude and cost, and the performance of the required maintenance events by the lessee or the Company, as applicable, are not regularly scheduled calendar events and do not occur at uniform intervals. The Company’s maintenance payments typically constitute a large portion of its cash needs, and the Company has in the past borrowed additional funds under the MUFG Credit Facility to provide funding for these payments. Such funding is no longer available under the MUFG Loan and the Company will need to use excess cash flow or obtain permission from the MUFG Lenders to use funds in its restricted account.

The amount of interest paid by the Company depends primarily on the outstanding balance of the MUFG Indebtedness and Nord Loans and any future debt incurred in connection with the Company’s Recapitalization Plan.

The entire Nord Loan indebtedness is covered by interest rate swaps, and therefore, the Company has effectively converted the Nord Loan interest payments to fixed rate payments.  The swaps were initially treated as interest rate hedges under which changes in market value were reflected in AOCI and were reclassified to ordinary income when the forecasted interest rate payments occurred. However, as a result of the default on two of the Nord Loans and likely rent deferrals, reductions or abatements on the leases related to the other three Nord Loans, all five swaps were dedesignated in March of 2020, AOCI already accrued will be reflected in ordinary income as the forecasted transactions occur, and future changes in market value will be reflected in ordinary income.

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

(i) Operating activities

The Company’s cash flow from operations decreased by $4.6 million in the first quarter of 2020 compared to the first quarter of 2019. As discussed below, the decrease in cash flow was primarily a result of decreases in payments received for rent and maintenance reserves and an increase in payments for maintenance, the effects of which were partially offset by a decrease in payments made for interest, income taxes and salaries, employee benefits and professional fees, general and administrative expenses.

(A) Payments for rent

Receipts from lessees for rent decreased by $4.3 million in the first quarter of 2020 compared to the same period of 2019, primarily due to delinquencies related to one of the Company’s customers, the sale of an aircraft during each of the first and fourth quarters of 2019, and the repossession of four aircraft during the third quarter of 2019.

(B) Payments for maintenance reserves

Receipts from lessees for maintenance reserves decreased by $0.6 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to the repossession of four aircraft during the third quarter of 2019.

(C) Payments for maintenance

Payments made for maintenance increased by $0.3 million in the first quarter of 2020 compared to the first quarter of 2019 as a result of maintenance performed by the Company on an off-lease aircraft that was sold during the 2020 period.

(D) Payments for interest

Payments made for interest decreased by $0.3 million in the first quarter of 2020 compared to the first quarter of 2019 as a result of non-payment of rent due in March for two aircraft subject to Nord Term Loan financing which, in turn, resulted in a loan payment default by the Company’s special-purpose subsidiary that owns the aircraft. In April 2020, the Company drew funds on the letters of credit that served as security deposits under the leases in order to fund interest payments due to Nord.

(E) Payments for income taxes

Payments made for income taxes decreased by $0.3 million in the first quarter of 2020 compared to the first quarter of 2019 as a result of a change in timing of such payments.

(F) Payments for salaries, employee benefits and professional fees, general and administrative expenses

Payments made for salaries, employee benefits and professional fees, general and administrative expenses decreased by $0.3 million in the first quarter of 2020 compared to the same period in 2019 primarily as a result of lower payments for salaries, legal, accounting and office rent.

(ii) Investing activities

The Company did not acquire any aircraft during the first quarters of 2020 and 2019. During the same periods, the Company received net cash of $3.1 million and $2.8 million, respectively, from asset sales.

(iii) Financing activities

During the first quarters of 2020 and 2019, the Company borrowed $0.4 million, in the form of paid-in-kind interest that was added to the outstanding principal balance, and $5.1 million, respectively, under the MUFG Credit Facility. During the same periods, the Company repaid $1.2 million and $33.8 million, respectively, of its total outstanding debt under the MUFG Credit Facility. Such repayments were funded by excess cash flow, the sale of assets and, in the 2019 period, a portion of the $44.3 million in proceeds from the Nord Loans. During the first quarters of 2020 and 2019, the Company’s special-purpose entities repaid $0.7 million and $9.2 million, respectively, of UK LLC SPE Financing. During 2019, the Company also repaid $1.6 million of principal under the Nord Loans. During the first quarters of 2020 and 2019, the Company paid $0.1 million and $5.1 million, respectively, for debt issuance and amendment fees.

(iv) Off balance sheet arrangements

The Company has no material off -balance sheet arrangements.

Critical Accounting Policies, Judgments and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the condensed consolidated financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements or during the applicable reporting period. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected. For a further discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 1 to the Company’s condensed consolidated financial statements in this report and the Company’s consolidated financial statements in the 2019 Annual Report.

Outlook

MUFG Indebtedness. As discussed in Overview and Liquidity and Capital Resources, the Company, with the assistance of B. Riley FBR as the Company’s investment banking advisor, in May 2020, entered into an amendment and restatement of its loan agreement with the MUFG Lenders to convert the MUFG Indebtedness from a revolving credit facility into a term loan facility. The Company’s future financial condition and prospects are now almost wholly dependent on two critical factors: (i) the Company’s ability to maintain compliance with such MUFG Indebtedness and achieve the milestones set forth thereunder to repay and/or refinance such indebtedness and (ii) the Company’s ability to obtain new debt and/or equity capital to fund its asset growth. If the Company is not able to satisfy these conditions, the Company’s financial condition and liquidity would be materially adversely affected and its ability to continue long-term operations could be materially jeopardized.

The MUFG Loan provides for certain required milestones that the Company is required to achieve toward an ultimate strategic corporate transaction, asset sale, or refinancing transaction, or a combination thereof that will enable repayment of the term loan indebtedness by August 15, 2020. The first milestone, submission of indications of interest from third parties acceptable for such a strategic transaction has been met. The next milestone, obtaining a fully-executed (tentative or generally non-binding) agreement on the terms and conditions for a Strategic Alternative, must be met by June 29, 2020.

Nord Loan Default. As discussed in Overview and Liquidity and Capital Resources, due to nonpayment of quarterly lease payments due on March 17, 2020 by the lessee of two aircraft, and the corresponding Nord Loan payment default by the Company’s special-purpose subsidiary borrowers, an event of default has occurred under the Nord Loans for each of those subsidiaries. The lease payment default by the lessee, which is a well-established major regional European carrier that has been consistently in compliance with its lease obligations over the history of its lease with the Company, was a direct result of the COVID-19 pandemic and the catastrophic impact of the pandemic and the ensuing governmental response on the airline industry. The Company covered a portion of the defaulted payment by collecting on the letters of credit that acted as a security deposit under the Lease. The lessee has since replaced the letters of credit and, with Nord’s consent, has entered into a workout agreement with the Company to pay the remaining balance of its quarterly payment with its quarterly rent payment due in June 2020 . The Company used the letter of credit proceeds to cover the interest payments due under the Nord Loans and its swap obligations under the interest, but still is in default of the principal portion of the March quarterly payment. The Company anticipates that Nord will not exercise any default remedies under the Nord Loan, so long as the lessee complies with the workout agreement which will allow the Company to return to compliance with its Nord Loan payment obligations once the June 2020 quarterly and deferred payments are received.

COVID-19 Pandemic. As discussed below, in Factors that May Affect Future Results and Liquidity -- Impact of COVID-19 Pandemic, the COVID-19 pandemic has had and will continue to have a significant impact on the Company’s financial circumstances mainly due to the impact on the Company’s primary customers, regional airlines. The COVID-19 pandemic has resulted in a loss of revenue for such customers. This in turn has caused four of the Company’s eight customers to make requests for lease payment concessions and/or deferrals from the Company. The Company has so far been able to reach accommodations with its lenders to allow the Company with certain of its lessees to keep its leases with such lessees intact while giving such lessees short-term deferrals on lease obligations. If the financial fallout from the COVID-19 pandemic continues, and the Company receives additional requests from lessees for further concessions, then the Company may not be able to gain the agreement of its lenders for further corresponding concessions under its debt financings. If that occurs, then the Company may be required to terminate such leases and attempt to resell or release such assets, or the lenders themselves may foreclose upon such assets, and take possession of such assets as a remedy for default under the Company’s debt agreements. Beyond this short-term effect of the COVID-19 pandemic, there will be a medium-term effect on the Company through the lowered demand for aircraft capacity due to governmental health and safety protocols, shelter-in-place restrictions, passenger appetite for travel and discretionary spending. The onset of the COVID-19 pandemic reduced passenger air travel to a small fraction of what it was in prior years. This in turn has reduced the airlines’ need for aircraft capacity, resulting in a current excess supply of aircraft relative to demand for leased aircraft such as those owned by the Company. Some airlines may be forced to cease operations, which will further exacerbate the oversupply of aircraft for lease or sale. Even if the global economy quickly rebounds to pre-COVID-19 levels, the Company anticipates that it may take much longer for passenger air travel and demand for aircraft capacity to return to such levels and then grow beyond such levels that additional aircraft capacity is required, and uncertainties in our industry may prevent us from accessing the equity or debt capital markets on attractive terms or at all for a period of time, which could have an adverse effect on our liquidity position. To the extent that the Company is able to retain its aircraft on lease with lessees during this recovery period, this oversupply in the medium-term may not have a significant impact on the Company’s financial circumstances, other than a potential reduction in appraised values of the Company’s portfolio when it receives its periodic appraisals. If, however, at the time that the Company is required to repossess an aircraft upon termination or expiration of its lease, demand for aircraft for lease or purchase is still depressed, then the Company may experience substantial difficulty in locating a new lessee or purchaser for such aircraft. On the other hand, the depressed valuations for aircraft could result in substantial opportunities to acquire assets at discounted prices. If the Company is able to successfully weather the impact of the pandemic and refinance its MUFG Indebtedness and then obtain new sources of capital for acquisition funding, the post-COVID-19 recovery may present the Company with a good supply of favorable asset acquisition opportunities.

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

Impact of COVID-19 Pandemic. The ongoing COVID-19 pandemic has had an overwhelming adverse effect on the Company during the first quarter of 2020, as it has had on all forms of transportation globally, but most acutely for the airline industry. The combined effect of fear of infection during air travel, quarantines, and international and domestic travel restrictions has caused a dramatic decrease in passenger loads in all areas of the world, not just in those countries with active clusters of COVID-19, as well as in airline ticket net bookings (i.e., bookings made less bookings canceled) of flights. This has led to significant cash flow issues for airlines, including some of the Company’s customers, and some airlines may be unable to timely meet their obligations under their lease obligations with the Company. For example, the Company has permitted one customer, which leases two regional jet aircraft, to defer quarterly payment of March 2020 rent to June 2020, and the Company has permitted another customer to reduce the amounts due in April, May and June 2020. In addition, the Company and two other customers, each of which leases an aircraft subject to a sales-type lease, are discussing remedies regarding non-payment of a portion of the rent due during the first quarter of 2020. Since the Company’s aircraft are financed with debt, rent payments fund the Company’s repayment of debt obligations, and any default under the leases by lessees will generally lead to a default by the Company under its loan obligations, and require the lender and the Company to agree to a financial workout with respect to such debt obligations. The Company has thus far been able to achieve such accommodations from its lenders with respect to lessees that have been unable to remain current in their obligations, but there is no assurance that if such lessees do not return to compliance in the near term, or other lessees who are now current in their obligations fall out of compliance, that the Company will be able to obtain concessions or a workout from its lenders with respect to the Company’s obligations under its debt agreements. Any significant nonpayment or late payment of lease payments by a significant lessee or combination of lessees could in turn impose limits on the Company’s ability to fund its ongoing operations as well as cause new defaults under the Company’s debt obligations, which in turn could lead to an immediate acceleration of debt and foreclosure upon the Company's assets. If this were to occur, we may be prevented from accessing the equity or debt capital markets on attractive terms or at all for a period of time, given the volatility in securities and financial markets caused by the COVID-19 pandemic. Furthermore, for the duration of the pandemic and a period of financial recovery thereafter, sale transactions are likely to be curtailed entirely or delayed while the industry returns to financial stability, which could impact the Company’s ability to implement any aspects of its Recapitalization Plan that require disposition of its assets.

Noncompliance with MUFG Indebtedness. The Company’s primary acquisition financing had been the MUFG Credit Facility, which was secured by a blanket lien on all assets of the Company, including its ownership interests in the Nord Loan-financed special-purpose subsidiaries. The Company converted the MUFG Credit Facility into a term loan on May 1, 2020. If the Company fails to comply with any of the new MUFG Indebtedness requirements, including achievement of certain milestones with respect to consummation of a strategic alternative that would enable repayment of the MUFG Indebtedness in the timeframes required under the MUFG Loan Agreement, the MUFG Lenders can declare a default and accelerate the indebtedness and foreclose upon the Company’s assets.

Nord Payment Default. As discussed in Overview and Liquidity and Capital Resources, due to nonpayment of quarterly lease payments due on March 17, 2020 by the lessee of two aircraft and the corresponding Nord Loan payment default by the Company’s special-purpose subsidiary borrowers, an event of default has occurred under the Nord Loans for each of those subsidiaries. The parent company is not in a financial position to cure such default and is prohibited from doing so in any event under the MUFG Indebtedness. The Company covered a portion of the defaulted payment by collecting on the letters of credit that acted as security deposits under the leases. The lessee has since replaced the letters of credit and, with Nord’s consent, has entered into a workout agreement with the Company to pay the remaining balance of its March payment with its quarterly rent payment due in June 2020. The Company used the letter of credit proceeds to cover the interest payments due under the Nord Loans and its swap obligations under the interest, but still is in default of the principal portion of the March quarterly payment. If the Nord Loan default is not eventually cured through the lessee’s full compliance with its lease obligations which would allow the Company to return to compliance with the Nord Loan obligations, the Company may need to exercise repossession remedies with its lessee, which would require the cooperation of Nord to accommodate the Company under the Nord Loan, while the Company attempts to remarket the repossessed aircraft or refinance the Nord Loan. Failure to reach such an accommodation could lead to repossession of all five aircraft owned by the Company’s special-purpose subsidiaries, and may have a significant impact on the Company’s financial circumstances, including the Company’s ability to consummate a strategic alternative as required under the MUFG Loan.

Availability of Financing. The Company converted the MUFG Credit Facility into the MUFG Loan, and that debt facility is no longer available to fund acquisition of aircraft assets. The Company will need to find a new source of acquisition funding, either through equity investment proceeds, a new revolving credit facility, or new asset-specific financing, or a combination of any of the three. Until the final Recapitalization Plan is executed the Company will not have any means to acquire new aircraft assets. There can be no assurance that the Company will be able to obtain such additional capital when needed, in the amounts desired or on favorable terms.

General Economic Conditions and Lowered Demand for Travel. Because of the international nature of the Company’s business, a downturn in the health of the global economy could have a negative impact on the Company’s financial results, as demand for air travel generally decreases during slow or no-growth periods, and thus demand by airlines for aircraft capacity is also decreased. As discussed above, the COVID-19 pandemic has caused significant disruptions to the global supply chain, the stock market and consumer and business-to-business commerce, the effects of which may endure well beyond the current pandemic’s life cycle and result in low or negative growth in future periods. According to current reports, scheduled airline flights in June 2020 are a fraction of the number compared to the same period in 2019. While lower demand for air travel may actually lead to business opportunities as airlines turn to smaller aircraft to right-size capacity, it also presents potential challenges for the Company as it may impact the values of aircraft in the Company’s portfolio, lower market rents for aircraft that are being offered for lease by the Company, cause Company customers to be unable to meet their lease obligations, or reduce demand by airlines that would be potential customers for additional or replacement regional aircraft offered by the Company.

Because the Company’s portfolio is not globally diversified and is focused on North America and Europe, a localized downturn in one of these two regions in which the Company leases assets could have a significant adverse impact on the Company. Each of these regions has seen a significant impact from the COVID-19 pandemic and may be heading into recession due to both COVID-19 effects and normal business cycles. The Company’s significant sources of operating lease revenue by region are summarized in Fleet Summary – Assets Held for Lease.

A downturn in the Chinese domestic or export economy that reduces demand for imported raw materials, such as an extended period of economic slowdown associated with the COVID-19 pandemic, could have a significant negative longer-term impact on the demand for business and regional aircraft in developing countries, including in some of the markets in which the Company seeks to do business.

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

Nord Loan Risks. The special-purpose subsidiaries that own the five aircraft serving as collateral for the Nord Loans are the named borrowers, and each Nord Loan is secured by the corresponding aircraft owned by the applicable LLC Borrower. AeroCentury, as the parent corporation of each LLC Borrower, is not a party to the Term Loan agreements, but has entered into agreements with lessees of the LLC Borrowers to guarantee certain obligations to such lessees under each lessee’s lease agreement with an LLC Borrower and with Nord to guarantee certain representations, warranties and covenants delivered by the LLC Borrowers to the Nord in connection with the refinancing transaction. As a result, although the Term Loans are non-recourse to AeroCentury, AeroCentury could become directly responsible for the LLC Borrowers’ obligations under the Term Loans and the related lease agreements pursuant to these guaranty arrangements. Moreover, any noncompliance under the Term Loans by any LLC Borrower could negatively affect the liquidity, aircraft portfolio and reputation of the Company as a whole.

The required payments under each Nord Loan are expected to be funded by the operating lease rental revenue received from the lessee of and sales proceeds from the corresponding aircraft, and each LLC Borrower’s continued compliance with its Nord Loan will depend upon the lessee’s compliance with its lease payment obligations. One of the lessees of two aircraft securing the Nord Loans defaulted on its March quarterly lease payment obligations, but the LLC Borrowers, with Nord’s consent, each agreed to defer the unpaid lease payment obligation until June 2020. Failure by that lessee to return to compliance in June, or if there is a payment default by any lessee of aircraft securing the Nord Loans to make timely payments could result in a default under the applicable Nord Loan and could result in an acceleration of all Nord Loan indebtedness of the applicable LLC Borrower or foreclosure by Nord on all aircraft securing the Nord Loan. Furthermore, the exercise of any remedy by Nord upon a default by any LLC Borrower under the Nord Loan would also constitute a default under the MUFG Indebtedness, and therefore any failure by an LLC Borrower’s lessee to comply with its lease payment obligations or any other compliance failure by an LLC Borrower under its Term Loan could result in the Company’s noncompliance under the MUFG Indebtedness, which could have a material negative adverse effect on the Company’s liquidity and capital resources and lead to foreclosure on the aircraft assets securing the MUFG Indebtedness.

Nord Swap Hedging Dedesignation. In March 2020, the Company determined that it was no longer probable that the interest payments related to the Nord Loans would occur; consequently, the swaps were dedesignated and no longer were eligible for hedge accounting. As a result of dedesignation, future changes in market value will be recognized in ordinary income and AOCI will be reclassified to ordinary income as the forecasted transactions occur. If a default on the underlying debt related to such swaps were to occur, the counterparty to the swaps could terminate the swaps and demand immediate payment of the termination value of such swaps, which the Company or the related subsidiaries may not have the funds to pay.

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

Concentration of Lessees. For the quarter ended March 31, 2020, the Company’s two largest customers accounted for approximately 30% and 22% of the Company’s monthly operating lease revenue. A lease default by or collection problem with one or a combination of any of the Company’s customers could have a disproportionately negative impact on the Company’s financial results, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance.

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

Furthermore, the occurrence of unexpected adverse changes that impact the Company’s estimates of expected cash flow from an asset could result in an asset impairment charge against the Company’s earnings. The Company periodically reviews long-term assets for impairment, particularly when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment charge is recorded when the carrying amount of an asset is estimated to be not recoverable and exceeds its fair value. The Company recorded impairment charges as recently as the fourth quarter of 2019 and the first quarter of 2020 and may be required to record asset impairment charges in the future as a result of the impact of COVID-19 on the aviation industry, prolonged weak economic environment, challenging market conditions in the airline industry, events related to particular lessees, assets or asset types or other factors affecting the value of aircraft or engines.

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

Concentration of Aircraft Type. Although the Company’s aircraft portfolio is currently focused on a small number of aircraft types and models relative to the variety of aircraft used in the commercial air carrier market, most of these types are used extensively by regional airlines. A change in the desirability and availability of any of the particular types and models of aircraft owned by the Company could affect valuations and future rental revenues of such aircraft, and would have a disproportionately significant impact on the Company’s portfolio value. In addition, the Company is dependent on the third-party companies that manufacture and provide service for the aircraft types in the Company’s portfolio. The Company has no control over these companies, and they could decide to curtail or discontinue production of or service for these aircraft types at any time or significantly increase their costs, which could negatively impact the Company’s prospects and performance. These effects would diminish if the Company acquires assets of other types. Conversely, acquisition of additional aircraft of the types currently owned by the Company will increase the Company’s risks related to its concentration of those aircraft types.

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

Competition in the Company's market niche of regional aircraft has increased significantly recently as a result of increased focus on regional air carriers by competitors who have traditionally neglected this market, new entrants to the acquisition and leasing market and consolidation of certain competitors. This can create upward pressure on acquisition prices for many of the aircraft types that the Company has targeted to buy and, at the same time, create downward pressure on lease rates, resulting in lower revenues and margins for the Company.

Competitors in the niche that have lower costs of capital than the Company could gain have a significant advantage over the Company. Lower capital costs allow competitors to offer lower lease rates to carriers and/or the prices the competitor is able to pay for a leased asset. Due to the Company’s recent defaults under its MUFG Indebtedness, locating debt financing in line with the Company’s historical cost of capital in the short term could be difficult thereby exacerbating the competitive disadvantage of the Company with respect to cost of capital, until the Company re-establishes its financial stability following execution of its Recapitalization Plan.

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

International Risks. The Company leases some assets in overseas markets. Leases with foreign lessees, however, may present different risks than those with domestic lessees.

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

Level of Portfolio Diversification. The Company intends to continue to focus solely on regional aircraft.. Assuming a successful implementation of its Recapitalization Plan, the Company may continue to seek acquisition opportunities for new types and models of aircraft used by the Company’s targeted customer base of regional air carriers. Acquisition of aircraft types not previously owned by the Company entails greater ownership risk due to the Company’s lack of experience managing those assets and the potentially different types of customers that may lease them. Conversely, the Company’s focus on a more limited set of aircraft types and solely on regional aircraft subjects the Company to risks that disproportionately impact these aircraft markets, which are described elsewhere in this discussion. As a result, the level of asset and market diversification the Company chooses to pursue could have a significant impact on its performance and results.

Transition to LIBOR Alternative Reference Rate. The London Inter-bank Offered Rate (“LIBOR”) represents the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans, and is the index rate for the Nord Loans of the LLC Borrower subsidiaries. Beginning in 2008, concerns were expressed that some of the member banks surveyed by the British Bankers’ Association in connection with the calculation of LIBOR rates may have been under-reporting or otherwise manipulating the interbank lending rates applicable to them. Regulators and law enforcement agencies from a number of governments have conducted investigations relating to the calculation of LIBOR across a range of maturities and currencies. If manipulation of LIBOR or another inter-bank lending rate occurred, it may have resulted in that rate being artificially lower (or higher) than it otherwise would have been. Responsibility for the calculation of LIBOR was transferred to ICE Benchmark Administration Limited, as independent LIBOR administrator, effective February 1, 2014. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021 (the “July 27th Announcement”). The July 27th Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the value of LIBOR-linked securities.

Although the Financial Stability Oversight Council has recommended a transition to an alternative reference rate in the event LIBOR is no longer available after 2021, which could affect the Company’s indebtedness, such plans are still in development and, if enacted, could present challenges. Moreover, contracts linked to LIBOR are vast in number and value, are intertwined with numerous financial products and services, and have diverse parties. The downstream effect of unwinding or transitioning such contracts could cause instability and negatively impact the financial markets and individual institutions. The uncertainty surrounding the sustainability of LIBOR more generally could undermine market integrity and threaten individual financial institutions and the U.S. financial system more broadly.

With respect to the Company’s indebtedness, if any of its indebtedness remains based on LIBOR when LIBOR is no longer published after 2021 and the Company and its lenders are unable to agree on a mutually acceptable LIBOR alternative for any outstanding debt indexed to LIBOR, the debt agreements could be terminated and repayment of the indebtedness could be accelerated to become immediately due and payable to the lender. This outcome could also lead to substantial breakage fees being payable by the Company in addition to the outstanding principal of such debt. If any of these risks were to occur, the Company could experience material cash shortfalls or be forced into bankruptcy or liquidation.

Swap Counterparty Credit Risks. AeroCentury and its LLC Borrowers have entered into certain interest rate swaps to hedge the interest rate risk associated the Nord Loan indebtedness. These interest rate swap agreements effectively convert the variable interest rate payments under the LLC Borrower Term Loan indebtedness to fixed rate payments. If an interest rate swap counterparty cannot perform under the terms of the interest rate swap due to insolvency, bankruptcy or other reasons, the Company would not receive payments due from the counterparty under that interest rate swap agreement, in which case, depending on interest rate conditions at the time of such default, the Company could be unable to meet its variable interest rate debt obligations and may default under one or more loan agreements. In such a case, the debt under the loan agreement could be accelerated and become immediately due and payable, the collateral securing the loan indebtedness could be foreclosed upon, and/or the Company might incur a loss on the fair market value of the interest rate swap agreement. Any such outcome could have a material adverse effect on the Company’s performance, liquidity and ability to continue operations.

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

In the course of the review of the consolidated financial results of the Company for the three months and nine months ended September 30, 2018, the Company identified a material weakness in its internal control over financial reporting (“Internal Control”) at June 30, 2018 related to the Company’s incorrect accounting for management fees and acquisition fees associated with the Management Agreement between JHC and the Company. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although the Company implemented controls over identifying the proper accounting treatment for the JHC acquisition and those controls operated as of December 31, 2018, the Company’s tax review control did not identify a complex component of the acquisition accounting, resulting in an adjustment to the Company’s tax expense in 2018. Management has determined that this deficiency continues to constitute a material weakness as of March 31, 2020. Management is in the process of enhancing the tax review control related to unusual transactions the Company may encounter.

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s Disclosure Controls as of March 31, 2020. Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of March 31, 2020 due to the material weakness described above.

Changes in Internal Control. No change in the Company’s Internal Control occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Under the Credit Facility agreement, the Company is not permitted to pay dividends on any shares of its capital stock without the consent of the MUFG Lenders.

Item 6.  Exhibits.

Exhibit Number	Description
10.1
Fourth Amended and Restated Loan and Security Agreement, dated May 1, 2020, between the Company and MUFG Union Bank, N.A., as administrative agent, and MUFG Union Bank, N.A. ("MUFG"), U.S. Bank National Association ("U.S. Bank"), Umpqua Bank, Columbia State Bank, and Zions Bancorporation, N.A.(fka ZB, N.A.) dba California Bank & Trust (“CB&T”) incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities & Exchange Commission (“SEC”) on May 5, 2020

10.2
Fourth Amended and Restated Mortgage and Security Agreement, dated as of May 1, 2020 between the Company, MUFG as administrative agent, MUFG, U.S. Bank, Umpqua Bank, Columbia State Bank, and CB&T, incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on May 5, 2020

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

AEROCENTURY CORP.
Date: June 3, 2020	By:	/s/ Harold M. Lyons
Name: Harold M. Lyons
Title: Senior Vice President-Finance and
Chief Financial Officer