Form 10-Q/A
period 2020-03-31
AEROCENTURY CORP
filed 2020-06-23
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1
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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of June 3, 2020 was 1,545,884

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 ("Amendment") on Form 10-Q/A (Form 10-Q/A”) to its Quarterly Report for the quarter ended March 31, 2020 as filed with the Securities and Exchange Commission on June 4, 2020 (the “Original Filing”). This Form 10-Q/A is being provided for the sole purpose of furnishing the disclosure regarding reliance on the SEC’s Order regarding a COVID-19 related filing extension, as discussed below, which was inadvertently omitted from the Original Filing and no other changes have been made to the Original Filing.

This Form 10-Q/A contains only the cover page, explanatory note, the exhibit index, signature page and the revised certifications. This Amendment speaks as of the filing date of the Original Filing and does not reflect events that may have occurred subsequent to that original filing date, and does not modify or update in any way disclosure made in the Original Filing.  No attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the Original Filing.

In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications from our Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed (or re-furnished, as applicable) as of the date of this Amendment and are included as Exhibits 31.1, 31.2 , 32.1 and 32.2 hereto.

COVID-19 RELIANCE ON SEC ORDER

On March 4, 2020, the U.S. Securities and Exchange Commission (the “SEC”) issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465) (the “SEC Order”), which provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak.

On May 4, 2020, AeroCentury Corp. (the “Company,” “we,” or “our”) filed a Form 8-K announcing its reliance on the SEC Order with respect to the filing of this Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) due to circumstances related to the COVID-19 outbreak. The Company has relied on the SEC Order to extend the filing date of our Quarterly Report. In particular, the following factors relating to the COVID-19 pandemic and the government shelter-in-place restrictions imposed beginning in early March and continuing through the end of May by state and local authorities where the Company's offices are located delayed the Company’s ability to complete its review and prepare the Quarterly Report by the initial May 15, 2020 deadline:

     ● Inability for work groups to interact efficiently and in close proximity due to shelter-in-home rules imposed by government authorities;
     ● Inability to use of technology systems and office administrative systems efficiently and consistently due to the lack of presence of support staff in the Company's offices;
     ● Delayed correspondence and lengthened expected response times between the Company and its professional advisors;
     ● Difficulty in timely gaining access to accounting records (e.g., for preparation and review of records needed to close books for the period);
     ● The need to perform additional analyses and procedures regarding cash flow as a result of COVID-19's effect on our lessees;
     ● Uncertainty regarding the amendment of the Company's credit facility debt, which was delayed as a result of COVID-19; and
     ● Inability to timely obtain accurate updated aircraft appraisals necessary to measure potential asset impairments due to the rapidly changing market for aircraft assets and delayed response times from industry appraisers affected by shelter-in-place restrictions.

As a result of our reliance on the SEC Order, we believe this Quarterly Report has been filed within its prescribed extension deadline and thus it will be deemed timely filed by the SEC.

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

AEROCENTURY CORP.
Date: June 22, 2020	By:	/s/ Harold M. Lyons
Name: Harold M. Lyons
Title: Senior Vice President-Finance and
Chief Financial Officer