Form 10-Q
period 2020-06-30
AEROCENTURY CORP
filed 2020-08-14
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 14, 2020 was 1,545,884.

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
●
The Company’s ability to qualify for forgiveness on its PPP loan, or obtain additional debt or equity financing to repay any of its indebtedness;
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

All of the Company’s forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those projected or assumed by such forward-looking statements. Among the factors that could cause such differences are: the Company’s ability to comply with the MUFG Loan Agreement, as amended, and achieve the milestones set forth in the amended agreement for execution of strategic transactions acceptable to the MUFG Lenders thereunder; the potential impact on the Company’s debt obligations of developments regarding LIBOR, including the potential phasing out of this metric; the Company's ability to raise capital on acceptable terms when needed and in desired amounts, or at all; the Company's ability to locate and acquire appropriate and revenue-producing assets; deterioration of the market for or appraised values of aircraft owned by the Company; the Company’s ability to retain its existing customers, or attract replacement customers or prospective purchasers for off-lease aircraft if and when existing customers are lost or become unable to maintain lease compliance; a surge in interest rates; any noncompliance by the Company's lessees with obligations under their respective leases, including payment obligations; any economic downturn or other financial crisis; the timing, rate and amount of maintenance expenses for the Company’s asset portfolio, as well as the distribution of these expenses among the assets in the portfolio; limited trading volume in AeroCentury’s common stock; and the other factors detailed under "Factors That May Affect Future Results and Liquidity" in Item 2 of this report. In addition, the Company operates in a competitive and evolving industry in which new risks emerge from time to time, and it is not possible for the Company to predict all of the risks it may face, nor can it assess the impact of all factors on its business or the extent to which any factor or combination of factors could cause actual results to differ from expectations. As a result of these and other potential risks and uncertainties, the Company’s forward-looking statements should not be relied on or viewed as predictions of future events.

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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
Item 4.  Controls and Procedures.

PART II – OTHER INFORMATION
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Item 6.  Exhibits.

SIGNATURES

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
AeroCentury Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2020	2019
Assets:
Cash and cash equivalents	$1,531,300	$2,350,200
Restricted cash	28,400	1,076,900
Accounts receivable, including deferred rent of $906,200 and $828,000 at June 30, 2020 and December 31, 2019, respectively	3,379,100	1,139,700
Finance leases receivable, net of allowance for doubtful accounts of $1,170,000 and $2,908,600 at June 30, 2020 and December 31, 2019, respectively	2,880,000	8,802,100
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $35,508,100 and $31,338,700 at June 30, 2020 and December 31, 2019, respectively	97,692,500	108,368,600
Assets held for sale	15,225,200	26,036,600
Property, equipment and furnishings, net of accumulated depreciation of $13,000 and $9,600 at June 30, 2020 and December 31, 2019, respectively	16,300	62,900
Office lease right of use, net of accumulated amortization of $1,472,800 and $524,500 at June 30, 2020 and December 31, 2019, respectively	-	948,300
Deferred tax asset	1,962,200	517,700
Prepaid expenses and other assets	476,500	292,800
Total assets	$123,191,500	$149,595,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$799,100	$736,000
Accrued payroll	142,400	164,200
Notes payable and accrued interest, net of unamortized debt issuance costs of $2,717,700 and $3,825,700 at June 30, 2020 and December 31, 2019, respectively	112,693,400	111,638,400
Derivative liability	1,053,200	1,824,500
Derivative termination liability	3,075,300	-
Lease liability	-	336,400
Maintenance reserves	2,280,100	4,413,100
Accrued maintenance costs	46,100	446,300
Security deposits	666,000	1,034,300
Unearned revenues	1,951,200	3,039,200
Deferred income taxes	-	2,529,800
Income taxes payable	150,900	175,000
Total liabilities	122,857,700	126,337,200
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,545,884 shares outstanding at June 30, 2020 and December 31, 2019	1,800	1,800
Paid-in capital	16,782,800	16,782,800
Retained earnings	(12,814,000)	10,882,100
Accumulated other comprehensive loss	(599,500)	(1,370,800)
	3,371,100	26,295,900
Treasury stock at cost, 213,332 shares at June 30, 2020 and December 31, 2019, respectively	(3,037,300)	(3,037,300)
Total stockholders’ equity	333,800	23,258,600
Total liabilities and stockholders’ equity	$123,191,500	$149,595,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
Revenues and other income:
Operating lease revenue	$9,146,700	$14,114,200	$4,378,500	$6,966,000
Finance lease revenue	56,300	496,200	-	260,100
Net (loss)/gain on disposal of assets	(11,100)	277,900	13,100	99,600
Net loss on sales-type leases	-	(170,600)	-	(170,600)
Other (loss)/income	(23,200)	10,800	-	6,600
	9,168,700	14,728,500	4,391,600	7,161,700
Expenses:
Interest	10,472,500	5,397,500	4,459,500	2,485,000
Impairment in value of aircraft	16,381,500	1,568,400	9,726,600	160,000
Depreciation	4,172,800	6,170,700	2,002,400	2,970,000
Professional fees, general and administrative and other	2,998,500	1,681,900	2,148,200	856,700
Bad debt expense	1,170,000	-	-	-
Salaries and employee benefits	1,034,700	1,219,800	517,700	620,900
Insurance	411,400	279,500	224,600	139,000
Maintenance	168,400	117,400	88,200	10,000
Other taxes	51,100	63,200	25,600	25,600
	36,860,900	16,498,400	19,192,800	7,267,200
Loss before income tax benefit	(27,692,200)	(1,769,900)	(14,801,200)	(105,500)
Income tax benefit	(3,996,100)	(384,100)	(1,283,500)	(27,900)
Net loss	$(23,696,100)	$(1,385,800)	$(13,517,700)	$(77,600)
Loss per share:
Basic	$(15.33)	$(0.90)	$(8.74)	$(0.05)
Diluted	$(15.33)	$(0.90)	$(8.74)	$(0.05)
Weighted average shares used in loss per share computations:
Basic	1,545,884	1,545,884	1,545,884	1,545,884
Diluted	1,545,884	1,545,884	1,545,884	1,545,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(23,696,100)	$(1,385,800)	$(13,517,700)	$(77,600)
Other comprehensive loss:
Unrealized gains/(losses) on derivative instruments	(575,000)	(1,854,800)	-	(1,308,700)
Reclassification of net unrealized losses on derivative instruments to interest expense	1,557,200	22,100	238,900	20,800
Tax (expense)/benefit related to items of other comprehensive loss	(211,000)	393,600	(51,300)	276,600
Other comprehensive income/(loss)	771,200	(1,439,100)	187,600	(1,011,300)
Total comprehensive loss	$(22,924,900)	$(2,824,900)	$(13,330,100)	$(1,088,900)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months and Six Months Ended June 30, 2019 and June 30, 2020
(Unaudited)

	Number of Common Stock Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	1,545,884	$1,800	$16,782,800	$27,540,600	$(3,037,300)	$-	$41,287,900
Net loss	-	-	-	(1,308,200)	-	-	(1,308,200)
Accumulated other comprehensive income (loss)	-	-	-	-	-	(427,800)	(427,800)
Balance, March 31, 2019	1,545,884	1,800	16,782,800	26,232,400	(3,037,300)	(427,800)	39,551,900
Net loss	-	-	-	(77,600)	-	-	(77,600)
Accumulated other comprehensive income (loss)	-	-	-	-	-	(1,011,300)	(1,011,300)
Balance, June 30, 2019	1,545,884	$1,800	$16,782,800	$26,154,800	$(3,037,300)	$(1,439,100)	$38,463,000

Balance, December 31, 2019	1,545,884	$1,800	$16,782,800	$10,882,100	$(3,037,300)	$(1,370,800)	$23,258,600
Net loss	-	-	-	(10,178,400)	-	-	(10,178,400)
Accumulated other comprehensive income/(loss)	-	-	-	-	-	583,700	583,700
Balance, March 31, 2020	1,545,884	1,800	16,782,800	703,700	(3,037,300)	(787,100)	13,663,900
Net loss	-	-	-	(13,517,700)	-	-	(13,517,700)
Accumulated other comprehensive income/(loss)	-	-	-	-	-	187,600	187,600
Balance, June 30, 2020	1,545,884	$1,800	$16,782,800	$(12,814,000)	$(3,037,300)	$(599,500)	$333,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2020	2019
Net cash (used)/provided by operating activities	$(1,104,600)	$6,419,900
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	-	1,710,500
Proceeds from sale of assets held for sale, net of re-sale fees	3,167,500	2,181,600
Net cash provided by investing activities	3,167,500	3,892,100
Financing activities:
Issuance of notes payable – Credit Facility	-	5,100,000
Repayment of notes payable – Credit Facility	(1,165,000)	(40,100,000)
Issuance of notes payable – Term Loans	-	44,310,000
Repayment of notes payable – UK LLC SPE Financing	-	(9,211,100)
Repayment of notes payable – Term Loans	(1,334,700)	(3,533,600)
Issuance of notes payable – PPP Loan	276,400
Debt issuance costs	(1,707,000)	(5,063,100)
Net cash used in financing activities	(3,930,300)	(8,497,800)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(1,867,400)	1,814,200
Cash, cash equivalents and restricted cash, beginning of period	3,427,100	1,542,500
Cash, cash equivalents and restricted cash, end of period	$1,559,700	$3,356,700

Non-cash financing activities:
Non-cash issuance of notes payable – Credit Facility $1,149,200	$-

The components of cash and cash equivalents and restricted cash at the end of each of the periods presented consisted of:

	June 30,
	2020	2019
Cash and cash equivalents	$1,531,300	$1,542,500
Restricted cash	28,400	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,559,700	$1,542,500

During the six months ended June 30, 2020 and 2019, the Company paid interest totaling $2,792,200 and $4,119,300, respectively. The Company paid income taxes of $222,900 and $427,000 during the six months ended June 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020

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

Financial information for AeroCentury and its consolidated subsidiaries is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period. All intercompany balances and transactions have been eliminated in consolidation.

(b) Going Concern

As discussed in Note 4, the Company was in default under its MUFG Credit Facility as of December 31, 2019 and March 31, 2020. On May 1, 2020, the Company and the MUFG Credit Facility Lenders (“MUFG Lenders”) executed an amendment to the MUFG Credit Facility (as amended, the “MUFG Loan Agreement”) to convert the MUFG Credit Facility into a term loan facility (as converted, the “MUFG Loan”). The amendment includes certain requirements and establishment of deadlines for achievement of milestones toward execution of Company strategic alternatives for the Company and/or its assets acceptable to the MUFG Lenders. The amendment cured the December and March defaults, but the Company is currently in default under the MUFG Loan Agreement due to non-payment of interest due on July 1, 2020 and August 3, 2020.

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

The COVID-19 pandemic has led to significant cash flow issues for airlines, and some airlines, including some of the Company’s customers, have been unable to timely meet their obligations under their lease obligations with the Company unless government financial support is received, of which there can be no assurance. Any additional significant nonpayment or late payment of lease payments by a significant lessee or combination of lessees could in turn impose limits on the Company’s ability to fund its ongoing operations as well as cause the Company to be unable to meet its debt obligations, which in turn could lead to an immediate acceleration of debt and foreclosure upon the Company’s assets.

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

(c) Impact of COVID-19

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus and the risks to the international community as the virus spreads globally (the “COVID-19 Outbreak”). In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally. The ongoing COVID-19 Outbreak has had an overwhelming effect on all forms of transportation globally, but most acutely for the airline industry. The combined effect of fear of infection during air travel and international and domestic travel restrictions has caused a dramatic decrease in passenger loads in all areas of the world, not just in those countries with active clusters of COVID-19, but in airline ticket net bookings (i.e. bookings made less bookings canceled) of flights as well. This has led to significant cash flow issues for airlines, including some of the Company’s customers. Two of the Company’s eight customers did not make operating lease rent payments that were due in March, April, May and June 2020, totaling approximately $3.5 million. The Company had permitted one customer, which leases two regional jet aircraft, to defer the quarterly payment of March 2020 rent to June 2020, but the customer did not make the required deferred or current rent payments due then. The Company permitted another customer, which leases two regional turboprop aircraft, to make reduced payments totaling approximately $0.3 million in April, May and June 2020 and the customer has paid the reduced amounts. In addition, two other customers, each of which leases an aircraft subject to a sales-type lease, did not make lease payments totaling approximately $0.4 million, and the Company and the customers are discussing remedies regarding non-payment of a portion of the lease payments due during the first quarter of 2020 as well as the lease payments due during the second quarter. As discussed in Note 3, the Company recorded impairments of $9,726,600 and $16,381,500 during the three months and six months ended June 30, 2020. The impact of COVID-19 has also lead the Company to determine that there is uncertainty related to rent, interest and debt payments such that, as disclosed in Notes 4 and 5, the Company dedesignated its interest rate swaps as hedges in March 2020 since the payments related to the swaps were deemed not probable to occur.

Furthermore, for the duration of the pandemic and a period of financial recovery thereafter, sale and acquisition transactions are likely to be curtailed entirely or delayed while the industry returns to financial stability, which could impact the Company’s ability to implement a recapitalization plan (“Recapitalization Plan”). The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. While the Company’s results of operations, cash flows and financial condition would be negatively impacted, the extent of the impact for the remainder of 2020 cannot be reasonably estimated at this time.

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

(e) Comprehensive Income/(Loss)

The Company accounts for former interest rate cash flow hedges by reclassifying accumulated other comprehensive income into earnings in the periods in which the expected transactions occur or when it is probable that the hedged transactions will no longer occur, and are included in interest expense.

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

In the first six months of 2020, the Company sold the underlying aircraft in one of its sales-type leases and all three of its direct finance leases to the lessees, resulting in net losses totaling $47,300. The remaining two sales-type leases were substantially modified and, as a result of payment delinquencies by the two customers, the Company recorded a bad debt allowance of $1,170,000 during the first quarter of 2020. The two leases remain treated as sales-type leases.

(g) Taxes

As part of the process of preparing the Company’s consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and GAAP purposes.  These differences result in deferred tax assets and liabilities, which are included in the balance sheet.  In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company's current five-year cumulative loss through June 30, 2020, the impacts of the COVID-19 pandemic on the worldwide airline industry and the need to rapidly refinance its debt or sell its assets in accordance with the provisions of its MUFG Indebtedness.  Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes.  Based on its analysis, the Company has concluded that a valuation allowance is necessary for its U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a valuation allowance of $3,144,100 and $3,175,900 for the three months and six months ended June 30, 2020, respectively.

The Company accrues non-income based sales, use, value added and franchise taxes as other tax expense in the statement of operations.

(h) Interest Rate Hedging

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

As noted in Note 5, in October 2019 the Company became aware that, as a result of certain defaults under its MUFG Credit Facility, certain of the forecasted transactions related to its MUFG Credit Facility interest rate swaps were no longer probable of occurring and, hence, those swaps were dedesignated from hedge accounting at that time. The two swaps related to the MUFG Credit Facility were terminated in March 2020 and the Company incurred a $3.1 million obligation in connection with such termination, payment of which is due no later than the March 31, 2021 maturity of the MUFG Loan. As a result of the forecasted transaction being not probable to occur, accumulated other comprehensive loss of $117,000 and $1,387,300 related to the MUFG Swaps was recognized as interest expense in the quarter and six months ended June 30, 2020, respectively.

In March 2020, the Company determined that the future hedged interest payments related to its five remaining Nord Loan interest rate hedges were no longer probable of occurring, and consequently dedesignated all five swaps as hedges.

(i) Recent Accounting Pronouncements

ASU 2016-13

The FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), in June 2016 (“ASU 2016-13”). ASU 2016-13 provides that financial assets measured at amortized cost are to be presented as a net amount, reflecting a reduction for a valuation allowance to present the amount expected to be collected (the “current expected credit loss” model of reporting). As such, expected credit losses will be reflected in the carrying value of assets and losses will be recognized before they become probable, as is required under the Company’s present accounting practice. In the case of assets held as available for sale, the amount of the valuation allowance will be limited to an amount that reflects the marketable value of the debt instrument. This amendment to GAAP is effective in the first quarter of 2023 for calendar-year SEC filers that are smaller reporting companies as of the one-time determination date. Early adoption is permitted beginning in 2019. The Company plans to adopt the new guidance on January 1, 2023, and has not determined the impact of this adoption on its consolidated financial statements.

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

FASB Staff Guidance on Effects of COVID-19

In April 2020, the FASB staff provided some relief from the unprecedented effect of the COVID-19 pandemic. Under this guidance, lessors may elect to treat lease concessions due to COVID-19 as if they arose from enforceable rights and obligations that existed in the lease contract, with the consequent effect that the concessions would not be treated as a lease modification which could require reclassification and remeasurement of the lease. Other guidance released in April 2020 provides that when hedge accounting is discontinued and it is probable that the forecasted transaction that had been hedged will occur beyond two months after its originally expected date as a result of the effects of COVID-19, the reporting entity may still defer recognizing related AOCI immediately and should defer recognition of such amounts until the forecasted transactions actually occur.

(j) Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2. Aircraft Lease Assets

The Company’s leases are normally “triple net leases” under which the lessee is obligated to bear all costs, including tax, maintenance and insurance, on the leased assets during the term of the lease. In most cases, the lessee is obligated to provide a security deposit or letter of credit to secure its performance obligations under the lease, and in some cases, is required to pay maintenance reserves based on utilization of the aircraft, which reserves are available for qualified maintenance costs during the lease term and may or may not be refundable at the end of the lease. Typically, the leases also contain minimum return conditions, as well as an economic adjustment payable by the lessee (and in some instances by the lessor) for amounts by which the various aircraft or engine components are worse or better than a targeted condition set forth in the lease. Some leases contain renewal or purchase options, although the Company’s sales-type leases contain a bargain purchase option at lease end which the Company expects the lessees to exercise or require that the lessee purchase the aircraft at lease-end for a specified price.

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

Two of the Company’s operating lease assets are subject to manufacturer residual value guarantees totaling approximately $20 million at the end of their lease terms in the fourth quarter of 2020. Three additional aircraft are subject to manufacturer residual value guarantees totaling approximately $16 million at the end of their lease terms in the second quarter of 2025. The Company considers the best market for re-leasing and/or selling its assets at the end of its leases, although it does not expect to retain ownership of the assets under sales-type leases given the lessees’ bargain purchase options or required purchase.

During the second quarter of 2020, the Company recorded impairment losses totaling $6,706,600 for two of its aircraft held for lease, which were written down based on estimated future cash flow. The Company also recorded impairment losses totaling $3,020,000 on four aircraft that are held for sale: (i) $2,870,000 for three regional jet aircraft that were written down to fair value and (ii) $150,000 for a turboprop aircraft that was written down its estimated sales price, less cost of sale.

(a) Assets Held for Lease

At June 30, 2020 and December 31, 2019, the Company’s aircraft held for lease consisted of the following:
	June 30, 2020		December 31, 2019
Type	Number Owned	% of net book value	Number owned	% of net book value
Regional jet aircraft	9	80%	9	80%
Turboprop aircraft	2	20%	2	20%

The Company did not purchase or sell any aircraft held for lease during the first six months of 2020. None of the Company’s aircraft held for lease were off lease at June 30, 2020.

As of June 30, 2020, minimum future lease revenue payments receivable under non-cancelable operating leases were as follows:

Years ending December 31

2020	$8,077,700
2021	10,343,800
2022	8,591,400
2023	8,591,400
2024	6,783,900
Thereafter	1,683,400
$44,071,600

The remaining weighted average lease term of the Company’s assets under operating leases was 36 months and 41 months at June 30, 2020 and December 31, 2019, respectively.

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

In January 2020, the lessee for an aircraft leased pursuant to a direct financing lease notified the Company of its intention to exercise the lease-end purchase option for the aircraft in March 2020. In February 2020, the Company and the same lessee agreed to the early exercise of lease-end purchase options for direct financing leases that were to expire in March 2021 and March 2022. All three aircraft were sold to the lessee in March 2020, resulting in a loss of $52,000. During the second quarter of 2020, the Company recorded additional legal expenses totaling $8,000 related to the sale.

At June 30, 2020 and December 31, 2019, the net investment included in sales-type leases and direct financing leases receivable were as follows:
	June 30, 2020	December 31, 2019
Gross minimum lease payments receivable	$4,138,000	$9,096,400
Less unearned interest	(88,000)	(286,600)
Allowance for doubtful accounts	(1,170,000)	(7,700)
Finance leases receivable	$2,880,000	$8,802,100

As of June 30, 2020, minimum future payments receivable under finance leases were as follows:
Years ending December 31

2020	$1,013,000
2021	1,284,000
2022	1,284,000
2023	557,000
$4,138,000

The remaining weighted average lease term of the Company’s assets under sales-type and finance leases was 31 months and 20 months at June 30, 2020 and December 31, 2019, respectively.

The following is a roll forward of the Company’s finance lease receivable allowance for doubtful accounts from December 31, 2019 to June 30, 2020:
Balance, December 31, 2019	$2,908,600
Deductions upon sale of assets	(735,200)
Deductions upon lease amendments	(2,173,400)
Additions charged to expense	1,170,000
Balance, June 30, 2020	$1,170,000

3. Assets Held for Sale

Assets held for sale at June 30, 2020 included three regional jet aircraft, one turboprop aircraft, which is subject to a short-term operating lease, and airframe parts from two turboprop aircraft.

During the second quarter of 2020, the Company recorded losses totaling $3,020,000 on four aircraft that are held for sale: (i) $2,870,000 for three regional jet aircraft that were written down to fair value and (ii) $150,000 for a turboprop aircraft that was written down its estimated sales price, less cost of sale.

During the second quarter of 2020, the Company received $112,000 in cash and accrued $30,100 in receivables for parts sales. These amounts were accounted for as follows: $77,300 reduced accounts receivable for parts sales accrued in the first quarter of 2020; $43,700 reduced the carrying value of the parts; and $21,100 was recorded as gains in excess of the carrying value of the parts. During the second quarter of 2019, the Company received $252,700 in cash and accrued $142,200 in receivables for parts sales. These amounts were accounted for as follows: $94,400 reduced accounts receivable for parts sales accrued in the first quarter of 2019; $292,200 reduced the carrying value of the parts; and $8,300 was recorded as gains in excess of the carrying value of the parts.

4. Notes Payable and Accrued Interest

At June 30, 2020 and December 31, 2019, the Company’s notes payable and accrued interest consisted of the following:

	June 30, 2020	December 31, 2019
MUFG Credit Facility and MUFG Loan:
Principal	$84,068,200	$84,084,100
Unamortized debt issuance costs	(2,212,100)	(3,084,200)
Accrued interest	1,407,800	376,200
Nord Loans:
Principal	29,579,800	30,914,500
Unamortized debt issuance costs	(505,600)	(741,500)
Accrued interest	78,600	89,300
Paycheck Protection Program Loan:
Principal	276,400	-
Accrued interest	300	-
	$112,693,400	$111,638,400

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

The unused amount of the MUFG Credit Facility was $915,900 as of December 31, 2019. The weighted average interest rate on the MUFG Credit Facility was 10.23% at December 31, 2019.

On May 1, 2020, the Company and the MUFG Lenders entered into a Fourth Amended and Restated Loan and Security Agreement, which amended and restated the existing agreement regarding the Company's indebtedness to the MUFG Lenders and effected the following changes to the terms and provisions of such indebtedness:

●
A forbearance of the existing defaults and events of default under the MUFG Loan Agreement until May 10, 2020, with a provision to extend such forbearance to July 1, 2020 and August 15, 2020, if the Company is still in compliance with the agreement at May 10, 2020 and July 1, respectively;

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

●
Revisions to the Company’s required appraisal process for the Aircraft Collateral; and

●
Establishment of deadlines for achievement of milestones toward execution of Company strategic alternatives for the Company and/or its assets with respect to the MUFG Loan Agreement indebtedness ("Strategic Alternatives") as follows:  (a) obtaining indications of interest for Strategic Alternatives by May 6, 2020, which was subsequently extended to May 20, 2020 and was met by the Company at that time; (b) obtaining a fully-executed (tentative or generally non-binding) agreement on the terms and conditions for a Strategic Alternative by June 29, 2020, which milestone has been met, and (c) consummation of the selected strategic Alternative by August 15, 2020.

On July 8, 2020, the agent bank for the MUFG Lenders delivered a Reservation of Rights Letter to the Company which contained notice of defaults with respect to failure to deliver a lessee acknowledgment of the MUFG Lender’s mortgage from one of the Company’s lessees (which was delayed due to extended negotiations between MUFG and the lessee relating to form of such acknowledgment) and (ii) the failure to make a deferred interest payment as required under the Loan Agreement that was due and payable on the earlier of July 1, 2020 or the date of the sale of a certain aircraft scheduled to be sold upon its return from its lessee (the closing of which sale was delayed beyond July 1, 2020).

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

(b) Nord Loans

On February 8, 2019, the Company, through four wholly-owned subsidiary limited liability companies (“LLC Borrowers”), entered into a term loan agreement NordDeutsche Landesbank Girozentrale, New York Branch (“Nord”) that provides for six separate term loans(“Nord Loans”) with an aggregate principal amount of $44.3 million. Each of the Nord Loans is secured by a first priority security interest in a specific aircraft (“Nord Loan Collateral Aircraft”) owned by an LLC Borrower, the lease for such aircraft, and a pledge by the Company of its membership interest in each of the LLC Borrowers, pursuant to a Security Agreement among the LLC Borrowers and a security trustee, and certain pledge agreements. Two of the Nord Loan Collateral Aircraft that are owned by the Company’s two UK special-purpose entities were previously financed using special-purpose financing. The interest rates payable under the Nord Loans vary by aircraft, and are based on a fixed margin above either 30-day or 3-month LIBOR. The proceeds of the Nord Loans were used to pay down the MUFG Credit Facility and pay off the UK LLC SPE Financing. The maturity of each Nord Loan varies by aircraft, with the first Nord Loan maturing in October 2020 and the last Nord Loan maturing in May 2025. The debt under the Nord Loans is expected to be fully amortized by rental payments received by the LLC Borrowers from the lessees of the Nord Loan Collateral Aircraft during the terms of their respective leases and remarketing proceeds.

The Nord Loans include covenants that impose various restrictions and obligations on the LLC Borrowers, including covenants that require the LLC Borrowers to obtain Nord consent before they can take certain specified actions, and certain events of default. If an event of default occurs, subject to certain cure periods for certain events of default, Nord would have the right to terminate its obligations under the Nord Loans, declare all or any portion of the amounts then outstanding under the Nord Loans to be accelerated and due and payable, and/or exercise any other rights or remedies it may have under applicable law, including foreclosing on the assets that serve as security for the Nord Loans. The Company was in compliance with all covenants under the Nord Loans at December 31, 2019 but, as discussed below, was in default of its obligation to make its quarterly payments due on March 24, 2020 and June 24, 2020.

As a result of the COVID-19 Outbreak, in March and June 2020, one of the Company’s customers, which leases two regional jet aircraft subject to Nord Loan financing, did not make its quarterly rent payments totaling approximately $2.8 million. The nonpayment led to corresponding Nord Loan financing payment events of default under the Nord Loans for each of the LLC Borrowers. In May 2020, with Nord’s consent, the Company collected on the customer’s security letters of credit and paid a portion of the March and June financing payments due under the Nord Loans, and entered into an agreement with the customer to defer payment of the remaining balance of the March rent to June 2020. In June 2020, the Company agreed with the customer to defer payment of the March and June rent to September 2020, and entered into an agreement with Nord to defer until September 24, 2020 (i) payment of the principal amount due under the respective Nord Loans for the two aircraft due in March and June 2020 and (ii) payment of past due interest at the default interest rate on the March and June 2020 overdue payments.

The customer also replaced the security letters of credit, and the Company agreed not to collect on such new security letters of credit unless and until the lessee failed to make its quarterly and deferred payment due in June 2020. The Company has not collected on the replacement letters of credit. As a result of the customer’s non-payments in March and June 2020 and potential consequent uncertainty concerning future interest payments under the related Nord Loans, the Company dedesignated the related derivative instruments as hedges during the first quarter of 2020 since the swapped interest was not deemed as probable to occur.

After discussions with the lessee for the remaining three swaps related to the Nord Loans, the Company determined that there was sufficient uncertainty related to rent payments and related debt payments, and that the Company could not conclude that the payments related to the swaps were probable of occurring, so that the Company dedesignated those swaps as hedges in March 2020 as well.

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

The PPP Loan, which was in the form of a Note dated May 18, 2020 issued by the PPP Borrower and is included in the Company's notes payable and accrued interest, matures on April 22, 2022 and bears interest at a rate of 1.00% per annum, payable in 18 monthly payments commencing on November 20, 2020. The Note may be prepaid by the PPP Borrower at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs and any payments of certain covered interest, lease and utility payments. The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Although the Company expects that all or a significant portion of the PPP loan will be forgiven, no assurance can be provided that the Company will obtain such forgiveness.

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

Six of the interest rate swaps were entered into by the LLC Borrowers and provided for reduced notional amounts that mirror the amortization under the Nord Loans entered into by the LLC Borrowers, effectively converting each of the six Nord Loans from a variable to a fixed interest rate, ranging from 5.38% to 6.30%. Each of these six interest rate swaps extended for the duration of the corresponding Nord Loan. Two of the swaps have maturities in 2020 and three have maturities in 2025. The sixth swap was terminated in the fourth quarter of 2019 in connection with the sale of the related aircraft,

As discussed in Note 4, in March, the Company determined that the future hedged interest payments related to its five remaining Nord Loan interest rate hedges were no longer probable of occurring, and consequently dedesignated all five swaps as hedges. As a result of dedesignation, future changes in market value will be recognized in ordinary income and AOCI will be reclassified to ordinary income as the forecasted transactions occur. Accumulated other comprehensive loss of $121,800 and $169,900 related to the Nord Swaps was recognized as an expense in the second quarter and first six months of 2020, respectively.

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

In October 2019, the Company determined that it was no longer probable that forecasted cash flows for its two interest rate swaps with a nominal value of $50 million would occur as scheduled as a result of the Company’s defaults under the MUFG Credit Facility. Therefore, those swaps were no longer subject to hedge accounting and changes in fair market value thereafter were recognized in earnings as they occurred. As a result of the forecasted transaction being not probable to occur, accumulated other comprehensive loss of $117,000 and $1,387,300 related to the MUFG Swaps was recognized as interest expense in the second quarter and first six months of 2020, respectively.

The Company has reflected the following amounts in its net loss:
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
Change in value of interest rate swaps	$1,990,400	$451,400	$82,200	$43,000
Reclassification from other comprehensive income	389,500	(22,100)	238,800	(20,800)
Reclassification from other comprehensive income – forecasted transaction not probable to occur	1,167,700	-	-	-
Included in interest expense	$3,547,600	$429,300	$321,000	$22,200

The following amount was included in other comprehensive income/(loss), before tax:

Unrealized gain/(loss) on derivative instruments	$(575,000)	$(1,810,600)	$-	$(1,267,100)
Reclassification from other comprehensive income	389,500	(22,100)	238,800	(20,800)
Reclassification from other comprehensive income – forecasted transaction not probable to occur	1,167,700	-	-	-
Change in value of hedged interest rate swaps	$982,200	$(1,832,700)	$238,800	$(1,287,900)

Approximately $331,200 of the current balance of accumulated other comprehensive income is expected to be reclassified in the next twelve months.

At June 30, 2020, the fair value of the Company’s interest rate swaps was as follows:

Designated interest rate hedges fair value	$-
Other interest rate swaps	1,053,200
Total derivative (liability)	$1,053,200

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

6. Lease Right of Use Asset and Liability

The Company was a lessee under a lease of the office space it occupies in Burlingame, California, which expired in June 2020. The lease also provided for two, successive one-year lease extension options for amounts that were substantially below the market rent for the property. The lease provided for monthly rental payments according to a fixed schedule of increasing rent payments. As a result of the below-market extension options, the Company determined that it was reasonably certain that it would extend the lease and, therefore, included such extended term in its calculation of the right of use asset (“ROU Asset”) and lease liability recognized in connection with the lease.

In addition to a fixed monthly payment schedule, the office lease also included an obligation for the Company to make future variable payments for certain common areas and building operating and lessor costs, which have been and will be recognized as expense in the periods in which they are incurred. As a direct pass-through of applicable expense, such costs were not allocated as a component of the lease.

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

In March 2020, the Company elected not to exercise the extension options for its office lease. The lease liability associated with the office lease was calculated at March 31, 2020 and December 31, 2019 by discounting the fixed, minimum lease payments over the remaining lease term, including the below-market extension periods, at a discount rate of 7.25%, which represents the Company’s estimate of the incremental borrowing rate for a collateralized loan for the type of underlying asset that was the subject of the office lease at the time the lease liability was evaluated. As a result of non-exercise of its extension option, the Company reduced the lease liability to reflect only the three remaining rent payments in the second quarter of 2020. The Company estimated that the maturities of operating lease base rent of its office space were as follows as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
2020	$-	$145,000
2021	-	147,200
2022	-	74,700
	-	366,900
Discount	-	(30,500)
Lease liability	$-	$336,400

During the quarter ended June 30, 2020, the Company recognized amortization, finance costs and other expense related to the office lease as follows:

Fixed rental expense during the quarter	$440,800
Variable lease expense	1,700
Total lease expense during the quarter	$442,500

In July 2020, the lease for the Company’s office lease was extended for one month to July 31, 2020 at a rate of $10,000. The Company has signed a lease for a smaller office suite in the same building effective August 1, 2020. The lease provides for a term of 30 months expiring on January 31, 2023, at a monthly base rate of approximately $7,400, with no rent due during the first six months.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of June 30, 2020, the Company measured the fair value of its interest rate swaps of $27,516,900 (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swaps had a net fair value liability of $1,053,200 as of June 30, 2020. In the quarter and six months ended June 30, 2020, $82,200 and $1,990,400 was realized through the income statement as an increase in interest expense.

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

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$-	$-	$-	$-	$400	$400	$-	$-
Derivatives	(1,053,200)	-	(1,053,200)	-	(1,824,500)	-	(1,824,500)	-
Total	$(1,053,200)	$-	$(1,053,200)	$-	$(1,824,100)	$400	$(1,824,500)	$-

There were no transfers between Level 1 and Level 2 during the second quarters of 2020 or 2019, and there were no transfers into or out of Level 3 during the same periods.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and these and other assets held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. These are considered Level 3 within the fair value hierarchy. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the asset’s carrying value exceeds its fair value. During the second quarter of 2020, the Company recorded impairment losses totaling $6,706,600 for two of its aircraft held for lease, which were written down to their estimated sales prices, less cost of sale. The Company also recorded losses totaling $3,020,000 on four aircraft that are held for sale: (i) $2,870,000 for three regional jet aircraft that were written down to fair value and (ii) $150,000 for a turboprop aircraft that was written down its estimated sales price, less cost of sale.  The Company recorded impairment charges totaling $160,000 on one of its assets held for sale in the second quarter of 2019, which had a fair value of $2,340,00

The following table shows, by level within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019:

	Assets Written Down to Fair Value								Total Losses
	June 30, 2020				December 31, 2019				For the Six Months Ended June 30,
		Level				Level
Total		1	2	3	Total	1	2	3	2020	2019
Assets held for lease	$17,300,000	$-	$-	$17,300,000	$-	$-	$-	$-	$6,706,600	$-
Assets held for sale	12,820,000	-	-	12,820,000	25,880,700	-	$-	25,880,700	9,674,900	1,568,400
Total	$30,120,000	$-	$-	$30,120,000	$25,880,700	$-	$-	$25,880,700	$16,381,500	$1,568,400

There were no transfers between Level 1 and Level 2 and no transfers into or out of Level 3 in either of the second quarters or six-month periods ended June 30, 2020 or 2019.

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable, amounts borrowed under the MUFG Credit Facility, notes payable under special-purpose financing, its derivative termination liability and its derivative instruments. The fair value of accounts receivable, accounts payable and the Company’s maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments because of their short-term maturity. The fair value of finance lease receivables approximates the carrying value as discussed in Note 1(f). The fair value of the Company’s derivative instruments is discussed in Note 5 and in this note above in “Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis.”

Borrowings under the Company’s MUFG Credit Facility bore floating rates of interest that reset periodically to a market benchmark rate plus a credit margin. The same is true of the MUFG Loan. The Company believes the effective interest rate under the MUFG Credit Facility approximated then current market rates for such indebtedness at December 31, 2019 and, under the MUFG Loan, approximates current market rates, and therefore that the outstanding principal and accrued interest of $85,476,000 and $84,460,300 at June 30, 2020 and December 31, 2019, respectively, approximate their fair values on such dates. The fair value of the Company’s outstanding balance of its MUFG Credit Facility and MUFG Loan are categorized as a Level 3 input under the GAAP fair value hierarchy.

Before their repayment in February 2019 in connection with the Nord Loans refinancing, the amounts payable under the UK LLC SPE Financing were payable through the fourth quarter of 2020 and bore a fixed rate of interest. As discussed above, during February 2019, the UK LLC SPE Financing and four assets that previously served as collateral under the MUFG Credit Facility were refinanced using the Nord Loans. The Company believes the effective interest rate under the special-purpose financings approximates current market rates for such indebtedness at the dates of the consolidated balance sheets, and therefore that the outstanding principal and accrued interest of $29,658,400 and $31,003,800 approximate their fair values at June 30, 2020 and December 31, 2019, respectively. Such fair value is categorized as a Level 3 input under the GAAP fair value hierarchy.

There were no transfers in or out of assets or liabilities measured at fair value under Level 3 during the second quarters or six months ended June 2020 or 2019.

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

9. Income Taxes

The Company recorded an income tax benefit of $1,283,600 in the second quarter of 2020, or 8.7%% of pre-tax loss, compared to a $27,800 income tax benefit, or 26.4% of pre-tax loss in the second quarter of 2019. The difference in the effective federal income tax rate from the normal statutory rate was primarily related to the recording of a valuation allowance of $3.1 million in the second quarter on U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences, partially offset by deferred foreign tax assets that are supported by existing temporary differences.

The Company recorded an income tax benefit of $4.0 million for the six months ended June 30, 2020, or 14.4% of pre-tax loss, compared to a $384,200 income tax benefit, or 21.7% of pre-tax loss, for the six months ended June 30, 2019. The difference in the effective federal income tax rate from the normal statutory rate was primarily related to the recording of a valuation allowance of $3.2 million for the six months ended June 30, 2020 on U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences, partially offset by deferred foreign tax assets that are supported by existing temporary differences.

In March of 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) became law. The CARES Act included tax provisions under which net operating losses from 2018, 2019 and 2020 can be carried back for five years, modifying the law that had previously not permitted any carryback, and also increased the amount of deductible interest from 30% to 50% of adjusted taxable income for the 2019 and 2020 years. These changes have not had any effect on the Company’s expected cash tax expenditures or income tax expense. The CARES Act also accelerated the ability to receive refunds of alternative minimum tax credits from prior years, which will allow the Company to accelerate $11,400 of the refund of such credit into its 2019 return.

10. Computation of Loss Per Share

Basic and diluted loss per share are calculated as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(23,696,100)	$(1,385,800)	$(13,517,700)	$(77,600)
Weighted average shares outstanding for the period	1,545,884	1,545,884	1,545,884	1,545,884
Basic loss	$(15.33)	$(0.90)	$(8.74)	$(0.05)
Diluted loss per share	$(15.33)	$(0.90)	$(8.74)	$(0.05)

Basic loss per common share is computed using net loss and the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed using net (loss)/income and the weighted average number of common shares outstanding, assuming dilution. Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period. There were no anti-dilutive shares outstanding during the three months or six months ended June 30, 2020 or 2019.

11. Subsequent Events

In August 2020, an older turboprop aircraft that is held for sale and had been on a short-term lease was returned by the customer. At the time of return, the Company recorded $222,000 of maintenance reserves revenue related to maintenance reserves retained by the Company.

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

The COVID-19 pandemic has led to significant cash flow issues for airlines, and some of the Company’s customers were unable to timely meet their obligations under their lease obligations with the Company during the first and second quarters of 2020. This in turn has caused lessees to make requests for lease payment concessions and/or deferrals from the Company, which requires the Company to reach accommodations with its lenders to allow the Company corresponding concessions under its debt financings. The Company expects these circumstances to continue for the foreseeable future.

The Company did not purchase or sell any aircraft during the second quarter of 2020. The Company ended the quarter with a total of eleven aircraft held for lease, with a net book value of approximately $98 million. This represents a 10% decrease compared to the net book value of the Company’s aircraft and engines held for lease at December 31, 2019. In addition to the aircraft held for lease at quarter-end, the Company held two aircraft subject to finance leases and held four aircraft and airframe parts from two aircraft held for sale.

Average portfolio utilization was approximately 91% and 99% during the second quarters of 2020 and 2019, respectively. The year-to-year decrease was due to aircraft that were on lease in the 2019 period, but off lease in the 2020 period.

Net loss for the second quarters of 2020 and 2019 was $13.5 million and $1.3 million, respectively, resulting in basic and diluted loss per share of $(8.74) and $(0.85), respectively. Pre-tax profit margin (which the Company calculates as its (loss)/income before income tax (benefit)/provision as a percentage of its revenues and other income) was (308%) in the second quarter of 2020 compared to (1%) for the second quarter of 2019.

As discussed above, on May 1, 2020, the Company and the MUFG Lenders entered into a Fourth Amended and Restated Loan and Security Agreement (the "MUFG Loan Agreement") that amended and restated the existing agreement regarding the Company's indebtedness to the MUFG Lenders. The Company has engaged B. Riley FBR as an investment banking advisor to help (i) formulate and analyze various strategic financial alternatives to address the Company’s capital structure, strategic and financing needs, as well as corporate level transactions aimed at achieving maximum value for the Company’s stockholders; and (ii) locate and negotiate with potential lenders, investors or transaction partners who would play a role in the Company’s plan (“Recapitalization Plan”). There is no assurance that such a Recapitalization Plan will be executed.

Until the MUFG Loan and the swap termination payment obligation are repaid, the Company’s cash flow will be subject to monitoring and approval by the MUFG Lenders. Because the MUFG Loan Agreement requires any accumulation of cash held by AeroCentury Corp. and JetFleet Management Corp. in excess of $1 million as of each quarter end to be used to pay down the balance of the MUFG Loan, the Company’s ability to meet unanticipated cash payment obligations may be wholly dependent upon obtaining approval from the MUFG Lenders to access the restricted cash account that is controlled by the MUFG Lenders. As of the date of this filing, the restricted account balance is zero and will increase only if and when aircraft are sold.

In addition, two of the Company’s special purpose subsidiaries that are borrowers under the Nord Loans are in default of their loan obligations due to their failure to fully pay the March and June quarterly payments when due, which was in turn the result of  their lessee’s failure to make its quarterly lease payment in March and June.  The special purpose entities do not themselves have sufficient free cash to cure such defaults, nor is the Company permitted to direct funds to the special purpose subsidiaries without the consent of the MUFG Lenders.   The special purpose subsidiaries’ ability to cure their loan default is therefore likely dependent solely on the lessee’s cure of its overdue March and June rent payment obligations.   The special purpose subsidiaries collected on the lessee’s letters of credit to partially fund the overdue lease payments, and the leases with the lessee have been amended to permit the lessee to cure the remainder of its March and June lease payment default when it makes its upcoming September quarterly payment. Nord has agreed to defer payment of its corresponding loan installments due in March and June 2020 until the September quarterly payment date. There is no assurance that the lessee will be able to comply with its agreement to pay the March and June lease rental along with its September lease rental obligation, which will in turn give the special purpose borrowers the ability to pay the deferred payment obligations from March and June along with its September loan payment installment.

As a result of these factors, there is substantial doubt regarding the Company’s ability to continue as a going concern.

Fleet Summary

(a) Assets Held for Lease

Key portfolio metrics of the Company’s aircraft held for lease as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Number of aircraft and engines held for lease	11	11

Weighted average fleet age	12.3 years	11.8 years
Weighted average remaining lease term	36 months	41 months
Aggregate fleet net book value	$97,692,500	$108,368,600

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
Average portfolio utilization	88%	98%	91%	99%

The following table sets forth the net book value and percentage of the net book value, by type, of the Company’s assets that were held for lease at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft:
Bombardier Dash-8-400	2	22%	2	20%

Regional jet aircraft:
Embraer 175	3	29%	3	26%
Canadair CRJ-1000	2	14%	2	21%
Canadair CRJ-700	3	21%	3	20%
Canadair CRJ-900	1	14%	1	13%

During the second quarter and first six months of 2020, the Company did not purchase or sell any aircraft that are held for lease. During the first six months of 2020, the Company sold one aircraft that had been held for sale, one aircraft that had been held under a sales-type lease and three aircraft that had been held under direct financing leases, and sold certain aircraft parts that were held for sale.

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

The following table sets forth the net book value and percentage of the net book value of the Company’s assets that were held for lease at June 30, 2020 and December 31, 2019 in the indicated regions (based on the domicile of the lessee):

	June 30, 2020		December 31, 2019
Region	Net book value	% of net book value	Net book value	% of net book value
North America	$62,351,600	64%	$63,799,600	59%
Europe	35,340,900	36%	44,569,000	41%
	$97,692,500	100%	$108,368,600	100%

For the three months ended June 30, 2020, approximately 44%, 33% and 13% of the Company’s operating lease revenue was derived from customers in the United States, Spain and Canada, respectively. Operating lease revenue does not include interest income from the Company’s finance leases. The following table sets forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	2020		2019		2020		2019
Region	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue
Europe	3	45%	4	62%	3	42%	4	64%
North America	3	55%	4	36%	3	58%	3	36%
Asia	-	-%	1	2%	-	-%	-	-%

At June 30, 2020 and December 31, 2019, the Company also had two aircraft and six aircraft, respectively, subject to finance leases. The Company did not record any finance lease revenue during the quarter ended June 30, 2020.

(b) Assets Held for Sale

Assets held for sale at June 30, 2020 consisted of three Canadair 900 aircraft, one Bombardier Dash-8-300 aircraft and airframe parts from two turboprop aircraft.

Results of Operations

(a) Quarter ended June 30, 2020 compared to the quarter ended June 30, 2019

(i) Revenues and Other Income

Revenues and other income decreased by 39% to $4.4 million in the second quarter of 2020 from $7.2 million in the second quarter of 2019. The decrease was primarily a result of decreased operating lease and finance lease revenues in the second quarter of 2020, the effects of which were partially offset by increased gains on sale of assets.

Operating lease revenue decreased by 37% to $4.4 million in the second quarter of 2020 from $7.0 million in the second quarter of 2019, primarily due to reduced rent income resulting from the early termination of four aircraft leases with one of the Company’s customers in the third quarter of 2019 and reduced rent for two assets in the 2020 period as a result of lease amendments related to the COVID-19 Outbreak.

The Company recorded no finance lease revenue in the second quarter of 2020, compared to $0.3 million in the second quarter of 2019, as a result of the sale of three assets that were subject to direct finance leases during the first quarter of 2020 and the Company’s cash-basis accounting for its two sales-type leases in 2020.

During the second quarter of 2020, the Company recorded $21,100 of gains on the sale of aircraft parts. Such gains were partially offset by legal costs totaling $8,000 related to three aircraft that were sold during the first quarter. During the second quarter of 2019, the Company recorded a net gain of approximately $0.1 million on the sale of aircraft parts and a net loss of $0.2 million on the reclassification of an aircraft from held for lease to a finance lease receivable.

(ii) Expenses

Total expenses increased by 164% to $19.2 million in the second quarter of 2020 from $7.3 million in the second quarter of 2019. The increase was primarily a result of increases in asset impairment losses, interest expense and professional fees and general and administrative expenses, the effects of which were partially offset by a decrease in depreciation.

During the second quarter of 2020, the Company recorded impairment charges of (i) $6.7 million on two assets held for lease, based on estimated future cash flow, (ii) $2.9 million on three assets held for sale, based on appraised values and (iii) $0.1 million on a fourth asset held for sale, based on expected net sales proceeds. During the second quarter of 2019, the Company recorded an impairment charge of $0.2 million for an asset held for sale, based on appraised value.

The Company’s interest expense increased by 79% to $4.5 million in the second quarter of 2020 from $2.5 million in the second quarter of 2019, primarily as a result of a higher average interest rate and a $1.5 million write-off of a portion of the Company’s unamortized debt issuance costs related to the MUFG Credit Facility, the effects of which were partially offset by a lower average debt balance.

Professional fees, general and administrative and other expenses increased 151% to $2.1 million in the second quarter of 2020 from $0.9 million in the second quarter of 2019, primarily due to increased legal fees related to the May 2020 MUFG Indebtedness amendment and litigation brought by an activist shareholder, consulting fees related to the May 2020 MUFG Indebtedness amendment and increased amortization related to the Company’s office lease right of use.

Depreciation expense decreased 33% to $2.0 million in the second quarter of 2020 from $3.0 million in the second quarter of 2019 primarily as a result of the reclassification of four aircraft from held for lease to held for sale during the third quarter of 2019.

The Company had a tax benefit of $1,283,500 in the second quarter of 2020 compared to a tax benefit of $27,800 in the second quarter of 2019. The effective tax rate for the second quarter of 2020 was a 8.7% tax benefit compared to a 26.4% tax benefit in the second quarter of 2019. The difference in the effective income tax rate from the normal statutory rate was primarily related to recording a $3.1 million valuation allowance in the current period on the Company’s U.S. deferred tax assets after concluding that a valuation allowance is necessary for the Company’s net U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences.

In March of 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) became law. The CARES Act included tax provisions under which net operating losses from 2018, 2019 and 2020 can be carried back for five years, modifying the law that had previously not permitted any carryback, and also increased the amount of deductible interest from 20% to 30% of adjusted taxable income for the 2019 and 2020 years. These changes have not had any effect on the Company’s expected cash tax expenditures or income tax expense. The CARES Act also accelerated the ability to receive refunds of alternative minimum tax credits from prior years, which will allow the Company to accelerate $11,400 of the refund of such credit into its 2019 return.

(b) Six months ended June 30, 2020 compared to the six months ended June 30, 2019

(i) Revenues and Other Income

Revenues and other income decreased by 38% to $9.2 million in the first six months of 2020 from $14.7 million in the same period of 2019. The decrease was primarily a result of decreased operating lease and finance lease revenues in the 2020 period, as well as decreased gains on sale of assets.

Operating lease revenue decreased by 35% to $9.1 million in the first six months of 2020 from $14.1 million in the same period of 2019, primarily due to reduced rent income resulting from the early termination of four aircraft leases with one of the Company’s customers in the third quarter of 2019 and reduced rent for two assets in the 2020 period as a result of lease amendments related to the COVID-19 Outbreak, as well as the sale of an asset in the first quarter of 2019 that had been on lease until the time of sale

Finance lease revenue decreased by 89% to $0.1 million in the first six months of 2020, compared to $0.5 million in the same period of 2019, as a result of the sale of three assets that were subject to direct finance leases during the first quarter of 2020 and the Company’s cash-basis accounting for its two sales-type leases, for which it received no payments in the 2020 period.

During the six months ended June 30, 2020, the Company recorded losses totaling $47,300 on the sale of four aircraft and a loss of $2,500 for legal work related to the sale of an aircraft that the Company expects to occur in the fourth quarter of 2020. Such losses were partially offset by gains totaling $38,700 on the sale of aircraft parts. During the six months ended June 30, 2019, the Company recorded a net gain of approximately $0.3 million on the sale of an aircraft and aircraft parts and a net loss of $0.2 million on the reclassification of an aircraft from held for lease to a finance lease receivable.

(ii) Expenses

Total expenses increased by 123% to $36.9 million in the first six months of 2020 from $16.5 million in the same period of 2019. The increase was primarily a result of increases in asset impairment losses, interest expense, bad debt expense and professional fees and general and administrative expenses, the effects of which were partially offset by a decrease in depreciation.

During the six months ended June 30, 2020, the Company recorded impairment charges of (i) $6.7 million on two assets held for lease, based on estimated future cash flow and (ii) $9.7 million on five assets held for sale, based on appraised values or expected sales proceeds. During the six months ended June 30, 2019, the Company recorded an impairment charge of $0.2 million for an asset held for sale, based on appraised value.

The Company’s interest expense increased by 94% to $10.5 million in the first six months of 2020 from $5.4 million in the same period of 2019, primarily as a result of a higher average interest rate, $2.0 million of valuation charges related to the Company’s interest rate swaps and a $2.0 million write-off of a portion of the Company unamortized debt issuance costs related to the MUFG Credit Facility, the effects of which were partially offset by a lower average debt balance.

As a result of payment delinquencies by two of the Company’s customers under its two sales-type leases and decreases in the appraised values of the underlying assets, the Company recorded a bad debt expense of $1.2 million in the first six months of 2020. The Company recorded no bad debt expense during the first six months of 2019.

Professional fees, general and administrative and other expenses increased 78% to $3.0 million in the first six months of 2020 from $1.7 million in the first six months of 2019, primarily due to increased legal fees related to the May 2020 MUFG Indebtedness amendment and litigation relating to an activist shareholder, consulting fees related to the May 2020 MUFG Indebtedness amendment and increased amortization related to the Company’s office lease right of use.

Depreciation expense decreased 32% to $4.2 million in the six months ended June 30, 2020 from $6.2 million in the six months ended June 30, 2019 primarily as a result of the reclassification of four aircraft from held for lease to held for sale during the third quarter of 2019 and the sale of an asset during the 2019 period.

The Company had a tax benefit of $4.0 million for the six months ended June 30, 2020 compared to a tax benefit of $384,000 for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020 was a 14.4% tax benefit compared to a 21.7% tax benefit for the six months ended June 30, 2019. The difference in the effective income tax rate from the normal statutory rate was primarily related to recording a $3.2 million valuation allowance in the current period on the Company’s U.S. deferred tax assets after concluding that a valuation allowance is necessary for the Company’s net U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences.

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

(a) MUFG Credit Facility

On May 1, 2020, the Company and the MUFG Lenders entered into a Fourth Amended and Restated Loan and Security Agreement (the "MUFG Loan Agreement"), which, amended and restated the existing agreement regarding the Company's indebtedness to the MUFG Lenders and effected the following changes to the terms and provisions of such indebtedness:

●
A forbearance of the existing defaults and events of default under the MUFG Loan Agreement until May 10, 2020, with a provision to extend such forbearance to July 1, 2020 and August 15, 2020, if the Company is still in compliance with the agreement at May 10, 2020 and July 1, 2020, respectively;

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

●
Revisions to the Company’s required appraisal process for the Aircraft Collateral; and

●
Establishment of deadlines for achievement of milestones for execution of Company strategic alternatives with respect to the MUFG Indebtedness acceptable to the MUFG Lenders ("Strategic Alternatives") as follows:  (a) obtaining indications of interest for Strategic Alternatives by May 20, 2020 and was met by the Company at that time; (b) obtaining a fully-executed (tentative or generally non-binding) agreement on the terms and conditions for a Strategic Alternative by June 29, 2020, which has been met; and (c) consummation of the selected strategic Alternative by August 15, 2020.

On July 8, 2020, the agent bank for the MUFG Lenders delivered a Reservation of Rights Letter to the Company which contained notice of defaults with respect to failure to deliver a lessee acknowledgment of the MUFG Lender’s mortgage from one of the Company’s lessees (which was delayed due to extended negotiations between MUFG and the lessee relating to form of such acknowledgment) and (ii) the failure to make a deferred interest payment as required under the Loan Agreement that was due and payable on the earlier of July 1, 2020 or the date of the sale of a certain aircraft scheduled to be sold upon its return from its lessee (the closing of which sale has been delayed beyond July 1, 2020).

The borrowings under the MUFG Loan Agreement continue to be secured by a first priority lien, which lien is documented in an amended and restated mortgage and security agreement (the "Mortgage"), in all of  the Company's assets, including the Company’s aircraft portfolio, except those aircraft that are subject to special purpose financing held by subsidiaries of the Company.   The MUFG Loan Agreement and the Mortgage (collectively the "MUFG Loan Documents") require the Company to comply with certain covenants relating to payment of taxes, preservation of existence, maintenance of property and insurance, and periodic financial reporting.  The MUFG Loan Documents restrict the Company with respect to certain corporate level transactions and transactions with affiliates or subsidiaries without consent of the Lenders. Events of default under the MUFG Loan Agreement include failure to make a required payment within three business days of a due date or to comply with other obligations under the MUFG Loan Documents (subject to specified cure periods for certain events of default), a default under other indebtedness of the Company, and a change in control of the Company.  Remedies for default under the Loan Agreement include acceleration of the outstanding debt and exercise of any remedies available under applicable law, including foreclosure on the collateral securing the MUFG Loan Agreement debt.

Substantially all of the Company’s proceeds from sale of assets is required to be deposited in its restricted cash account, disbursements from which are directed by the MUFG Lenders for payment of certain costs, or otherwise to reduce the outstanding MUFG Indebtedness. Unless and until the MUFG Indebtedness is refinanced on different terms with a new lender, substantially all of the Company’s excess unrestricted cash will be required to be applied toward repayment of the MUFG Indebtedness, unless the Lenders approve other uses of such funds. There is no assurance that a refinancing under more favorable terms will be consummated or that the Lenders will approve excess funds to be used for purposes other than repayment of the MUFG Indebtedness.

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

In March and June 2020, one of the Company’s customers, which leases two regional jet aircraft subject to Nord Loan financing, did not timely make its quarterly rent payments. As a result, the special-purpose subsidiary borrowers that hold the aircraft did not have sufficient cash to meet the corresponding quarterly Nord Loan payment installments. The parent corporation was not permitted to fund the special-purpose subsidiary borrower’s loan payment obligations due to restrictions under the MUFG Credit Facility. The late payment by the lessee constituted events of default under the Term Loan on March 19 and June 19, 2020, and the Term Loan nonpayment constituted events of default under the Nord Loan for the LLC Borrowers on March 27 and June 27, 2020. The lessee was severely impacted by the COVID-19 pandemic, and was required to cease operations as part of its country’s lockdown, but has indicated to the Company that it intends to honor its lease commitments in due course when able. In April 2020, the Company fully drew on the letters of credit that served as security deposits under the leases in order to fund partial repayments of the overdue lease rentals which was then used by the Company to make partial payments on the Nord Loan installment payments. In May 2020, with the consent of Nord, the Company and the customer entered into a deferral agreement whereunder the customer agreed to issue replacement letter of credits as required under its lease, and the Company agreed to waive the default for failing to fully pay the March 2020 quarterly lease payment when due, and to defer the required payment date for the unpaid balance of the March lease rental payment until the June 2020 quarterly payment date so long as no other defaults under the leases arise prior to such date. The Company further agreed not to collect under the newly issued replacement letters of credit during such forbearance period. In June 2020, the Company entered into another agreement with the customer to defer payment of the March and June rent to September 2020, and Nord agreed to defer payment of its corresponding loan installments due in March and June 2020 until the September quarterly payment date.

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

The PPP Loan, which was in the form of a Note dated May 18, 2020 issued by the PPP Borrower, matures on April 22, 2022 and bears interest at a rate of 1.00% per annum, payable in 18 monthly payments commencing on November 20, 2020. The Note may be prepaid by the PPP Borrower at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs and any payments of certain covered interest, lease and utility payments. The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Although the Company expects that all or a significant portion of the PPP loan will be forgiven, no assurance can be provided that the Company will obtain such forgiveness.

(d) Cash Flow

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

The Company’s payments for maintenance consist of reimbursements to lessees for eligible maintenance costs under their leases and maintenance incurred directly by the Company for preparation of off-lease assets for re-lease to new customers. The timing and amount of such payments may vary widely between quarterly and annual periods, as the required maintenance events can vary greatly in magnitude and cost, and the performance of the required maintenance events by the lessee or the Company, as applicable, are not regularly scheduled calendar events and do not occur at uniform intervals. The Company’s maintenance payments typically constitute a large portion of its cash needs, and the Company has in the past borrowed additional funds under the MUFG Credit Facility to provide funding for these payments. Such funding is no longer available under the MUFG Loan and the Company will need to use excess cash flow or obtain permission from the MUFG Lenders to use funds in its restricted account. As of the date of this filing, the restricted account balance is zero.

The amount of interest paid by the Company depends primarily on the outstanding balance of the MUFG Indebtedness and Nord Loans and any future debt incurred in connection with the Company’s Recapitalization Plan.

The entire Nord Loan indebtedness is covered by interest rate swaps, and therefore, the Company has effectively converted the Nord Loan interest payments to fixed rate payments.  The swaps were initially treated as interest rate hedges under which changes in market value were reflected in AOCI and were reclassified to ordinary income when the forecasted interest rate payments occurred. However, as a result of the default on two of the Nord Loans and likely rent deferrals, reductions or abatements on the leases related to the other three Nord Loans, all five swaps were dedesignated in March 2020, AOCI already accrued will be reflected in ordinary income as the forecasted transactions occur, and future changes in market value will be reflected in ordinary income.

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

(i) Operating activities

The Company’s cash flow from operations decreased by $7.5 million in the first six months of 2020 compared to the first six months of 2019. As discussed below, the decrease in cash flow was primarily a result of decreases in payments received for rent and maintenance reserves, the effects of which were partially offset by a decrease in payments made for interest.

(A)
Payments for rent

Receipts from lessees for rent decreased by $7.0 million in the first six months of 2020 compared to the same period of 2019, primarily due to delinquencies related to one of the Company’s customers, the sale of an aircraft during each of the first and fourth quarters of 2019, and the repossession of four aircraft during the third quarter of 2019.

 (B) Payments for maintenance reserves

Receipts from lessees for maintenance reserves decreased by $1.4 million in the first six months of 2020 compared to the first six months of 2019, primarily due to the repossession of four aircraft during the third quarter of 2019.

(C) Payments for interest

Payments made for interest decreased by $1.3 million in the first six months of 2020 compared to the first six months of 2019 as a result the deferral of a portion of the interest due on the Company’s MUFG Indebtedness.

(ii) Investing activities

The Company did not acquire any aircraft during the first six months of 2020 and 2019. During the same periods, the Company received net cash of $3.2 million and $3.9 million, respectively, from asset sales.

(iii) Financing activities

During the first six months of 2020 and 2019, the Company borrowed $1.1 million, in the form of paid-in-kind interest that was added to the outstanding principal balance, and $5.1 million, respectively, under the MUFG Indebtedness. During the same periods, the Company repaid $1.2 million and $40.1 million, respectively, of its total outstanding debt under the MUFG Credit Facility. Such repayments were funded by excess cash flow, the sale of assets and, in the 2019 period, a portion of the $44.3 million in proceeds from the Nord Loans. During the first six months of 2020 and 2019, the Company’s special-purpose entities repaid $1.3 million and $9.2 million, respectively, of UK LLC SPE Financing. During the 2019 period, the Company also repaid $3.5 million of principal under the Nord Loans. During the first six months of 2020 and 2019, the Company paid approximately $1.7 million and $5.1 million, respectively, for debt issuance and amendment fees.

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

Outlook

MUFG Indebtedness. As discussed in Overview and Liquidity and Capital Resources, the Company, with the assistance of B. Riley FBR as the Company’s investment banking advisor, in May 2020, entered into an amendment and restatement of its loan agreement with the MUFG Lenders to convert the MUFG Indebtedness from a revolving credit facility into a term loan facility. The Company’s future financial condition and prospects are now almost wholly dependent on three critical factors: (i) the Company’s ability to maintain compliance with such MUFG Indebtedness and achieve the milestones set forth thereunder to repay and/or refinance such indebtedness; (ii) the MUFG Lenders’ willingness to forbear from exercising remedies upon any default under the MUFG Loan Agreement by the Company; and (iii) the Company’s ability to obtain new debt and/or equity capital to fund its asset growth. If any of these factors is not achieved, the Company’s financial condition and liquidity would be materially adversely affected and its ability to continue long-term operations could be materially jeopardized.

The MUFG Loan provides for certain required milestones that the Company is required to achieve a strategic corporate transaction with respect to the MUFG Indebtedness satisfactory to the MUFG Lenders by August 15, 2020, which is the final of three milestones under the MUFG Loan Agreement. The first two milestones, submission of indications of interest from third parties acceptable for such a strategic transaction and obtaining a fully-executed (tentative or generally non-binding) agreement on the terms and conditions for a Strategic Alternative, have been met.

Nord Loan Default. As discussed in Overview and Liquidity and Capital Resources, due to nonpayment of quarterly lease payments due in March and June 2020 by the lessee of two aircraft, and the corresponding Nord Loan payment default by the Company’s special-purpose subsidiary borrowers, an event of default has occurred under the Nord Loans for each of the LLC Borrowers. The lease payment default by the lessee, which is a well-established major regional European carrier that has been consistently in compliance with its lease obligations over the history of its lease with the Company, was a direct result of the COVID-19 pandemic and the catastrophic impact of the pandemic and the ensuing governmental response on the airline industry. The Company covered a portion of the defaulted March payment by collecting on the letters of credit that acted as a security deposit under the Lease. The Company has since entered into an agreement with the customer to defer payment of the March and June rent to September 2020, and Nord agreed to defer payment of its corresponding loan installments due in March and June 2020 until the September quarterly payment date.

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

Impact of COVID-19 Pandemic. The ongoing COVID-19 pandemic has had an overwhelming adverse effect on the Company during the first six months of 2020, as it has had on all forms of transportation globally, but most acutely for the airline industry. The combined effect of fear of infection during air travel, quarantines, and international and domestic travel restrictions has caused a dramatic decrease in passenger loads in all areas of the world, not just in those countries with active clusters of COVID-19, as well as in airline ticket net bookings (i.e., bookings made less bookings canceled) of flights. This has led to significant cash flow issues for airlines, including some of the Company’s customers, and some airlines have been unable to timely meet their obligations under their lease obligations with the Company. For example, the Company has permitted one customer, which leases two regional jet aircraft, to defer quarterly payment of March and June 2020 rent to September 2020, and the Company has permitted another customer to reduce the amounts due in April, May and June 2020. In addition, the Company and two other customers, each of which leases an aircraft subject to a sales-type lease, are discussing remedies regarding non-payment of a portion of the lease payments due during the first and second quarters of 2020. Since the Company’s aircraft are financed with debt, rent payments fund the Company’s repayment of debt obligations, and any default under the leases by lessees will generally lead to a default by the Company under its loan obligations, and require the lender and the Company to agree to a financial workout with respect to such debt obligations. The Company has thus far been able to achieve such accommodations from its lenders with respect to lessees that have been unable to remain current in their obligations, but there is no assurance that if such lessees do not return to compliance in the near term, or other lessees who are now current in their obligations fall out of compliance, that the Company will be able to obtain concessions or a workout from its lenders with respect to the Company’s obligations under its debt agreements. Any significant nonpayment or late payment of lease payments by a significant lessee or combination of lessees could in turn impose limits on the Company’s ability to fund its ongoing operations as well as cause the Company to be unable to meet its debt obligations, which in turn could lead to an immediate acceleration of debt and foreclosure upon the Company's assets. If this were to occur, we may be prevented from accessing the equity or debt capital markets on attractive terms or at all for a period of time, given the volatility in securities and financial markets caused by the COVID-19 pandemic. Furthermore, for the duration of the pandemic and a period of financial recovery thereafter, sale transactions are likely to be curtailed entirely or delayed while the industry returns to financial stability, which could impact the Company’s ability to implement any aspects of its Recapitalization Plan that require disposition of its assets.

Noncompliance with MUFG Indebtedness. The Company’s primary acquisition financing had been the MUFG Credit Facility, which was secured by a blanket lien on all assets of the Company, including its ownership interests in the Nord Loan-financed special-purpose subsidiaries. The Company converted the MUFG Credit Facility into a term loan on May 1, 2020.

The Company is currently in default of its obligation to make a deferred interest payment to the MUFG Lenders, which payment was to be funded by sale of an aircraft, the closing for which has been delayed. The existence of such default entitles the MUFG Lenders to exercise remedies, including foreclosure on the collateral securing the MUFG Loan, as there is not currently a forbearance agreement in place with respect to such default. The MUFG Lenders have, to date, chosen not to exercise remedies for such default, but there is no assurance they will continue to do so in the future. If the Company fails to comply with any other of the new MUFG Loan requirements with respect to the MUFG Indebtedness in the timeframes required under the MUFG Loan Agreement or otherwise acceptable to the MUFG Lenders, the MUFG Lenders may then declare a default and accelerate the indebtedness and foreclose upon the Company’s assets. Such requirements include achievement of a final milestone that requires consummation of a strategic alternative satisfactory to the MUFG Lenders.

Nord Payment Default. As discussed in Overview and Liquidity and Capital Resources, due to nonpayment of quarterly lease payments due on March 17, 2020 by the lessee of two aircraft and the corresponding Nord Loan payment default by the Company’s special-purpose subsidiary borrowers, an event of default has occurred under the Nord Loans for each of the LLC Borrowers.  The parent company is not in a financial position to cure such default and is prohibited from doing so in any event under the MUFG Indebtedness. The Company covered a portion of the defaulted payment by collecting on the letters of credit that acted as security deposits under the leases.  The lessee has since replaced the letters of credit and, with Nord’s consent, entered into a workout agreement with the  Company to defer payment of the March rent until June 2020.  The lessee did not meet the terms of the workout agreement, but is in negotiations with the Company regarding resolution of the arrearages by the September quarterly rent payment date. The LLC Borrowers have entered into an agreement with Nord to defer until September 24, 2020 (i) payment of the principal amount due under the respective Nord Loans for the two aircraft due in March and June 2020 and (ii) payment of past due interest at the default interest rate on the March and June 2020 overdue payments.  If the  lessee does not return to full compliance with its lease obligations by making the overdue and current rent due in September 2020, which would allow the Company to return to compliance with the Nord Loan obligations, the Company may need to exercise repossession remedies with its lessee, which would require the cooperation of Nord to accommodate the Company under the Nord Loan, while the Company attempts to remarket the repossessed aircraft or refinance the Nord Loan.  Failure to reach such an accommodation could lead to repossession of all five aircraft owned by the Company’s special-purpose subsidiaries, and may have a significant impact on the Company’s financial circumstances, including the Company’s ability to consummate a strategic alternative as required under the MUFG Loan.

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

General Economic Conditions and Lowered Demand for Travel. Because of the international nature of the Company’s business, a downturn in the health of the global economy could have a negative impact on the Company’s financial results, as demand for air travel generally decreases during slow or no-growth periods, and thus demand by airlines for aircraft capacity is also decreased. As discussed above, the COVID-19 pandemic has caused significant disruptions to the global supply chain, the stock market and consumer and business-to-business commerce, the effects of which may endure well beyond the current pandemic’s life cycle and result in low or negative growth in future periods. According to current reports, scheduled airline flights have been significantly reduced. While lower demand for air travel may actually lead to business opportunities as airlines turn to smaller aircraft to right-size capacity, it also presents potential challenges for the Company as it may impact the values of aircraft in the Company’s portfolio, lower market rents for aircraft that are being offered for lease by the Company, cause Company customers to be unable to meet their lease obligations, or reduce demand by airlines that would be potential customers for additional or replacement regional aircraft offered by the Company.

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

The required payments under each Nord Loan are expected to be funded by the operating lease rental revenue received from the lessee of and sales proceeds from the corresponding aircraft, and each LLC Borrower’s continued compliance with its Nord Loan will depend upon the lessee’s compliance with its lease payment obligations. One of the lessees of two aircraft securing the Nord Loans defaulted on its March and June 2020 quarterly lease payment obligations, but the LLC Borrowers, with Nord’s consent, each agreed to defer the unpaid lease payment obligations until September 2020, and Nord agreed to defer payment of its corresponding loan installments due in March and June 2020 until the September quarterly payment date. Failure by that lessee to return to compliance in September, or any other payment default by the other lessee of aircraft securing the Nord Loans to make timely payments could result in a default under the applicable Nord Loan and could result in an acceleration of all Nord Loan indebtedness of the applicable LLC Borrower or foreclosure by Nord on all aircraft securing the Nord Loan.

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

Concentration of Lessees. For the quarter ended June 30, 2020, the Company’s two largest customers accounted for approximately 33% and 24% of the Company’s monthly operating lease revenue. A lease default by or collection problem with one or a combination of any of the Company’s customers could have a disproportionately negative impact on the Company’s financial results, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance.

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

Furthermore, the occurrence of unexpected adverse changes that impact the Company’s estimates of expected cash flow from an asset could result in an asset impairment charge against the Company’s earnings. The Company periodically reviews long-term assets for impairment, particularly when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment charge is recorded when the carrying amount of an asset is estimated to be not recoverable and exceeds its fair value. The Company recorded impairment charges as recently as the fourth quarter of 2019 and the first six months of 2020 and may be required to record asset impairment charges in the future as a result of the impact of COVID-19 on the aviation industry, prolonged weak economic environment, challenging market conditions in the airline industry, events related to particular lessees, assets or asset types or other factors affecting the value of aircraft or engines.

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

In the course of the review of the consolidated financial results of the Company for the three months and nine months ended September 30, 2018, the Company identified a material weakness in its internal control over financial reporting (“Internal Control”) at June 30, 2018 related to the Company’s incorrect accounting for management fees and acquisition fees associated with the Management Agreement between JHC and the Company. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although the Company implemented controls over identifying the proper accounting treatment for the JHC acquisition and those controls operated as of December 31, 2018, the Company’s tax review control did not identify a complex component of the acquisition accounting, resulting in an adjustment to the Company’s tax expense in 2018. Management has determined that this deficiency continues to constitute a material weakness as of June 30, 2020. Management is in the process of enhancing the tax review control related to unusual transactions the Company may encounter.

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s Disclosure Controls as of June 30, 2020. Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of June 30, 2020 due to the material weakness described above.

Changes in Internal Control. No change in the Company’s Internal Control occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

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
10.1
Fourth Amended and Restated Loan and Security Agreement, dated May 1, 2020, between the Company and MUFG Union Bank, N.A., as administrative agent, and MUFG Union Bank, N.A. ("MUFG"), U.S. Bank National Association ("US Bank"), Umpqua Bank, Columbia State Bank, and Zions Bancorporation, N.A.(fka ZB, N.A.) dba California Bank & Trust (“CB&T”), incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities Exchange Commission on May 5, 2020.

10.2
Fourth Amended and Restated Mortgage and Security Agreement, dated as of May 1, 2020 (this "Mortgage"), between the Company, MUFG as administrative agent, and MUFG Union Bank, N.A. ("MUFG"), U.S. Bank National Association ("US Bank"), Umpqua Bank, Columbia State Bank, and Zions Bancorporation, N.A.(fka ZB, N.A.) dba California Bank & Trust (“CB&T”), incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Securities Exchange Commission on May 5, 2020.

10.3
Deferral Agreement (MSNs 19002 and 19003) dated June 23, 2020 among ACY SN 19002 Limited, ACY SN 19003 Limited, and ACY E-175 LLC,  Norddeutsche Landesbank Girozentrale, as swap counterparty (the “Swap Counterparty”), Norddeutsche Landesbank Girozentrale, New York Branch, as agent and participant and Wilmington Trust Company, as security trustee, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities Exchange Commission on June 26, 2020.

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

AEROCENTURY CORP.
Date: August 14, 2020	By:	/s/ Harold M. Lyons
Name: Harold M. Lyons
Title: Senior Vice President-Finance and
Chief Financial Officer