Form 10-Q
period 2020-09-30
AEROCENTURY CORP
filed 2020-11-12
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 12, 2020 was 1,545,884.

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

Forward-looking statements in this report include statements about the following matters, although this list is not exhaustive:

●
The Company’s business plans and strategies, including its ability to finance acquisitions in the near term, its continued focus on acquiring used regional aircraft, and any potential for acquiring and managing new types and models of regional aircraft;
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
●
The effects on the airline industry and the global economy of events such as public health emergencies or natural disasters, such as the ongoing coronavirus (COVID-19) outbreak;
●
Expectations about the Company’s future liquidity, cash flow and capital requirements;
●
The Company’s ability to qualify for forgiveness on its PPP loan, or obtain additional debt or equity financing to repay any of its indebtedness;
●
The Company’s ability to comply with its term loans and other outstanding debt instruments, including making payments of principal and interest thereunder as and when required and complying with the financial and other covenants included in these instruments;
●
The Company’s ability to reach agreement on repayment terms for the debt obligations of the Company sold to Drake Asset Management Jersey Limited (“Drake”);
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

All of the Company’s forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those projected or assumed by such forward-looking statements. Among the factors that could cause such differences are: the Company’s ability to comply with its debt obligations to Drake; the Company’s ability to reach agreeement with Drake and regarding repayment terms on the debt purchased by Drake from the MUFG Lenders; the potential impact on the Company’s debt obligations of developments regarding LIBOR, including the potential phasing out of this metric; the Company's ability to raise capital on acceptable terms when needed and in desired amounts, or at all; the Company's ability to locate and acquire appropriate and revenue-producing assets; deterioration of the market for or appraised values of aircraft owned by the Company; the Company’s ability to retain its existing customers, or attract replacement customers or prospective purchasers for off-lease aircraft if and when existing customers are lost or become unable to maintain lease compliance;a surge in interest rates; any noncompliance by the Company's lessees with obligations under their respective leases, including payment obligations; any economic downturn or other financial crisis; the timing, rate and amount of maintenance expenses for the Company’s asset portfolio, as well as the distribution of these expenses among the assets in the portfolio; limited trading volume in AeroCentury’s common stock; the duration and continuing impact of the COVID-19 pandemic, including a potential resurgence in COVID-19 cases; and the other factors detailed under "Factors That May Affect Future Results and Liquidity" in Item 2 of this report. In addition, the Company operates in a competitive and evolving industry in which new risks emerge from time to time, and it is not possible for the Company to predict all of the risks it may face, nor can it assess the impact of all factors on its business or the extent to which any factor or combination of factors could cause actual results to differ from expectations. As a result of these and other potential risks and uncertainties, the Company’s forward-looking statements should not be relied on or viewed as predictions of future events.

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

Table of Contents

PART I – FINANCIAL INFORMATION 4

Item 1.  Financial Statements. 4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. 18

Item 4.  Controls and Procedures. 18

PART II – OTHER INFORMATION 18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. 18

Item 6.  Exhibits. 18

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
AeroCentury Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2020	2019
Assets:
Cash and cash equivalents	$4,863,800	$2,350,200
Restricted cash	50,000	1,076,900
Accounts receivable, including deferred rent of $0 and $828,000 at September 30, 2020 and December 31, 2019, respectively	123,100	1,139,700
Finance leases receivable, net of allowance for doubtful accounts of $1,170,000 and $2,908,600 at September 30, 2020 and December 31, 2019, respectively	2,880,000	8,802,100
Aircraft and aircraft engines held for lease, net of accumulated depreciation of $36,848,500 and $31,338,700 at September 30, 2020 and December 31, 2019, respectively	96,052,100	108,368,600
Assets held for sale	15,331,500	26,036,600
Property, equipment and furnishings, net of accumulated depreciation of $14,700 and $9,600 at September 30, 2020 and December 31, 2019, respectively	14,600	62,900
Office lease right of use, net of accumulated amortization of $11,000 and $524,500 at September 30, 2020 and December 31, 2019, respectively	158,900	948,300
Deferred tax asset	1,185,300	517,700
Prepaid expenses and other assets	361,400	292,800
Total assets	$121,020,700	$149,595,800
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,081,900	$736,000
Accrued payroll	172,300	164,200
Notes payable and accrued interest, net of unamortized debt issuance costs of $1,906,500 and $3,825,700 at September 30, 2020 and December 31, 2019, respectively	111,575,400	111,638,400
Derivative liability	874,700	1,824,500
Derivative termination liability	3,075,300	-
Lease liability	170,700	336,400
Maintenance reserves	1,804,700	4,413,100
Accrued maintenance costs	121,800	446,300
Security deposits	4,159,900	1,034,300
Unearned revenues	1,578,300	3,039,200
Deferred income taxes	-	2,529,800
Income taxes payable	36,300	175,000
Total liabilities	124,651,300	126,337,200
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,545,884 shares outstanding at September 30, 2020 and December 31, 2019	1,800	1,800
Paid-in capital	16,782,800	16,782,800
(Accumulated deficit)/retained earnings	(16,895,100)	10,882,100
Accumulated other comprehensive loss	(482,800)	(1,370,800)
	(593,300)	26,295,900
Treasury stock at cost, 213,332 shares at September 30, 2020 and December 31, 2019, respectively	(3,037,300)	(3,037,300)
Total stockholders’ (deficit)/equity	(3,630,600)	23,258,600
Total liabilities and stockholders’ (deficit)/equity	$121,020,700	$149,595,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
Revenues and other income:
Operating lease revenue	$12,395,800	$20,820,100	$3,249,100	$6,705,900
Maintenance reserves revenue, net	221,400	16,968,400	221,400	16,968,400
Finance lease revenue	56,300	764,800	-	268,600
Net gain on disposal of assets	8,700	322,000	19,800	44,000
Net loss on sales-type leases	-	(170,600)	-	-
Other (loss)/income	(23,200)	11,200	-	400
	12,659,000	38,715,900	3,490,300	23,987,300
Expenses:
Interest	13,492,700	7,745,000	3,020,100	2,347,600
Impairment in value of aircraft	16,820,500	24,923,000	439,000	23,354,600
Depreciation	5,514,900	9,140,700	1,342,100	2,970,000
Professional fees, general and administrative and other	4,368,900	2,627,300	1,370,600	944,900
Bad debt expense	1,170,000	3,918,000	-	3,918,000
Salaries and employee benefits	1,533,500	1,749,000	498,800	529,200
Insurance	602,900	409,600	191,400	130,200
Maintenance	246,400	373,100	78,000	255,900
Other taxes	77,600	88,700	26,500	25,600
	43,827,400	50,974,400	6,966,500	34,476,000
Loss before income tax (benefit)/provision	(31,168,400)	(12,258,500)	(3,476,200)	(10,488,700)
Income tax (benefit)/provision	(3,391,200)	(2,641,400)	604,900	(2,257,300)
Net loss	$(27,777,200)	$(9,617,100)	$(4,081,100)	$(8,231,400)
Loss per share:
Basic	$(17.97)	$(6.22)	$(2.64)	$(5.32)
Diluted	$(17.97)	$(6.22)	$(2.64)	$(5.32)
Weighted average shares used in loss per share computations:
Basic	1,545,884	1,545,884	1,545,884	1,545,884
Diluted	1,545,884	1,545,884	1,545,884	1,545,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(27,777,200)	$(9,617,100)	$(4,081,100)	$(8,231,400)
Other comprehensive loss:
Unrealized losses on derivative instruments	(575,000)	(1,985,100)	-	(174,500)
Reclassification of net unrealized losses on derivative instruments to interest expense	1,706,200	5,900	149,100	28,000
Tax benefit/(expense) related to items of other comprehensive loss	(243,200)	425,100	(32,400)	31,500
Other comprehensive income/(loss)	888,000	(1,554,100)	116,700	(115,000)
Total comprehensive loss	$(26,889,200)	$(11,171,200)	$(3,964,400)	$(8,346,400)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Stockholders’ Equity/(Deficit)
For the Three Months and Nine Months Ended September 30, 2019 and September 30, 2020
(Unaudited)

	Number of Common Stock Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings/ (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	1,545,884	$1,800	$16,782,800	$27,540,600	$(3,037,300)	$-	$41,287,900
Net loss	-	-	-	(1,308,200)	-	-	(1,308,200)
Accumulated other comprehensive loss	-	-	-	-	-	(427,800)	(427,800)
Balance, March 31, 2019	1,545,884	1,800	16,782,800	26,232,400	(3,037,300)	(427,800)	39,551,900
Net loss	-	-	-	(77,600)	-	-	(77,600)
Accumulated other comprehensive loss	-	-	-	-	-	(1,011,300)	(1,011,300)
Balance, June 30, 2019	1,545,884	1,800	16,782,800	26,154,800	(3,037,300)	(1,439,100)	38,463,000
Net loss	-	-	-	(8,231,400)	-	-	(8,231,400)
Accumulated other comprehensive loss	-	-	-	-	-	(115,000)	(115,000)
Balance, September 30, 2019	1,545,884	$1,800	$16,782,800	$17,923,400	$(3,037,300)	$(1,554,100)	$30,116,600

Balance, December 31, 2019	1,545,884	$1,800	$16,782,800	$10,882,100	$(3,037,300)	$(1,370,800)	$23,258,600
Net loss	-	-	-	(10,178,400)	-	-	(10,178,400)
Accumulated other comprehensive income	-	-	-	-	-	583,700	583,700
Balance, March 31, 2020	1,545,884	1,800	16,782,800	703,700	(3,037,300)	(787,100)	13,663,900
Net loss	-	-	-	(13,517,700)	-	-	(13,517,700)
Accumulated other comprehensive income	-	-	-	-	-	187,600	187,600
Balance, June 30, 2020	1,545,884	1,800	16,782,800	(12,814,000)	(3,037,300)	(599,500)	333,800
Net loss	-	-	-	(4,081,100)	-	-	(4,081,100)
Accumulated other comprehensive income	-	-	-	-	-	116,700	116,700
Balance, September 30, 2020	1,545,884	$1,800	$16,782,800	$(16,895,100)	$(3,037,300)	$(482,800)	$(3,630,600)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$5,983,900	$8,146,400
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	-	1,702,500
Proceeds from sale of assets held for sale, net of re-sale fees	3,229,900	5,505,400
Investment in aircraft parts and acquisition costs	-	(150,000)
Net cash provided by investing activities	3,229,900	7,057,900
Financing activities:
Issuance of notes payable – MUFG Credit Facility and MUFG Loan	-	5,100,000
Repayment of notes payable – MUFG Credit Facility and MUFG Loan	(1,165,000)	(44,300,000)
Issuance of notes payable – Nord Loans	-	44,310,000
Repayment of notes payable – UK LLC SPE Financing	-	(9,211,100)
Repayment of notes payable – Nord Loans	(5,131,500)	(5,513,000)
Issuance of notes payable – PPP Loan	276,400	-
Debt issuance costs	(1,707,000)	(5,074,200)
Net cash used in financing activities	(7,727,100)	(14,688,300)
Net increase in cash, cash equivalents and restricted cash	1,486,700	516,000
Cash, cash equivalents and restricted cash, beginning of period	3,427,100	1,542,500
Cash, cash equivalents and restricted cash, end of period	$4,913,800	$2,058,500

Non-cash financing activities:
Non-cash issuance of notes payable – Credit Facility $ 2,150,000	$-

The components of cash and cash equivalents and restricted cash at the end of each of the periods presented consisted of:

	September 30,
	2020	2019
Cash and cash equivalents	$4,863,800	$2,058,500
Restricted cash	50,000	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$4,913,800	$2,058,500

During the nine months ended September 30, 2020 and 2019, the Company paid interest totaling $3,250,300 and $6,141,300, respectively. The Company paid income taxes of $222,900 and $536,000 during the nine months ended September 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp. (“AeroCentury”) is a Delaware corporation incorporated in 1997. AeroCentury together with its consolidated subsidiaries is referred to as the “Company.”

In August 2016, AeroCentury formed two wholly-owned subsidiaries, ACY 19002 Limited (“ACY 19002”) and ACY 19003 Limited (“ACY 19003”) for the purpose of acquiring aircraft using a combination of cash and third-party financing (“UK LLC SPE Financing” or “special-purpose financing”) separate from AeroCentury’s credit facility (the “MUFG Credit Facility”). The UK LLC SPE Financing was repaid in full in February 2019 as part of a refinancing involving new non-recourse term loans totaling approximately $44.3 million (“Nord Loans”) made to ACY 19002, ACY 19003, and two other newly formed special-purpose subsidiaries of AeroCentury, ACY SN 15129 LLC (“ACY 15129”) and ACY E-175 LLC (“ACY E-175”), which were formed for the purpose of refinancing four of the Company’s aircraft using the Nord Loans. See Note 4(b) for more information about the Nord Loans.

Financial information for AeroCentury and its consolidated subsidiaries is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period. All intercompany balances and transactions have been eliminated in consolidation.

(b) Going Concern

As discussed in Note 4, the Company was in default under its MUFG Credit Facility as of December 31, 2019. On May 1, 2020, the Company and the MUFG Credit Facility Lenders (“MUFG Lenders”) executed an amendment to the MUFG Credit Facility (as amended, the “MUFG Loan Agreement”) to convert the MUFG Credit Facility into a term loan facility (as converted, the “MUFG Loan”). The amendment included certain requirements and establishment of deadlines for achievement of milestones toward execution of Company strategic alternatives for the Company and/or its assets acceptable to the MUFG Lenders. The amendment cured the December default, but the Company was in default under the MUFG Loan Agreement due to non-payment of interest due on July 1, 2020, August 3, 2020, September 1, 2020 and October 1, 2020. As discussed in Note 5, the Company was also obligated to pay $3.1 million related to the termination of the MUFG Swaps in March 2020. On October 30, 2020, the MUFG Lenders sold the MUFG Loan and the obligation of the Company from termination of the MUFG Swaps to Drake Asset Management Jersey Limited (“Drake”), and the Company and Drake entered into an amendment of the loan (as amended, the “Drake Loan Agreement”) under which, among other things, the cash component of interest due for March 2020 and thereafter for the term of the loan will be capitalized and the requirement for execution of a Strategic Alternative and related milestones was deleted (see Note 11 regarding Subsequent Events).

Drake has the right to exercise any and all remedies for default under the Drake Loan Agreement. Such remedies include, but are not limited to, declaring the entire indebtedness immediately due and payable and, if the Company were unable to repay such accelerated indebtedness, foreclosing upon the assets of the Company that secure the indebtedness under the Drake Loan Agreement (the “Drake Loan”) and the indebtedness for the terminated swaps (together, the “Drake Indebtedness”), which consist of substantially all of the Company’s assets except for certain assets held in the Company’s single asset special-purpose financing subsidiaries. As discussed in Note 4, the Company also defaulted on payment under the Nord Loans.

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

(c) Impact of COVID-19

In March 2020, the World Health Organization (“WHO”) declared the novel strain of coronavirus (“COVID-19”) a pandemic, and COVID-19 has continued to have wide-ranging impacts as the virus spreads globally (the “COVID-19 Outbreak”). In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally. The ongoing COVID-19 Outbreak has had an overwhelming effect on all forms of transportation globally, but most acutely for the airline industry. The combined effect of fear of infection during air travel and international and domestic travel restrictions has caused a dramatic decrease in passenger loads in all areas of the world, not just in those countries with active clusters of COVID-19, but in airline ticket net bookings (i.e. bookings made less bookings canceled) of flights as well. This has led to significant cash flow issues for airlines, including some of the Company’s customers. Two of the Company’s eight customers did not make operating lease rent payments that were due in March, April, May and June 2020, totaling approximately $3.5 million. As discussed in Notes 4(b) and 11, one of the customers paid the deferred rent in September 2020 and purchased the aircraft in October 2020. The Company permitted the second customer, which leases two regional turboprop aircraft, to make reduced payments totaling approximately $0.3 million in April, May and June 2020 and the customer paid the reduced amounts. In addition, two other customers, each of which leases an aircraft subject to a sales-type lease, did not make lease payments totaling approximately $0.9 million, and the Company and the customers are discussing remedies regarding non-payment of a portion of the lease payments due during the first quarter of 2020 as well as the lease payments due during the second and third quarters. As discussed in Note 3, the Company recorded impairments of $439,000 and $16,820,500 during the three months and nine months ended September 30, 2020. The impact of the COVID-19 Outbreak has also lead the Company to determine that there is uncertainty related to rent, interest and debt payments such that, as disclosed in Notes 4 and 5, the Company dedesignated its interest rate swaps as hedges in March 2020 since the payments related to the swaps were deemed not probable to occur.

Furthermore, for the duration of the pandemic and a period of financial recovery thereafter, sale and acquisition transactions are likely to be curtailed entirely or delayed while the industry returns to financial stability, which could impact the Company’s ability to implement a recapitalization plan (“Recapitalization Plan”). The Company has made estimates of the impact of the pandemic within its financial statements and there may be changes to those estimates in future periods. While the Company’s results of operations, cash flows and financial condition would be negatively impacted, the extent of the impact for the remainder of 2020 cannot be reasonably estimated at this time.

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

In the first nine months of 2020, the Company sold the underlying aircraft in one of its sales-type leases and all three of its direct finance leases to the lessees, resulting in net losses totaling $47,900. The remaining two sales-type leases were substantially modified and, as a result of payment delinquencies by the two customers, the Company recorded a bad debt allowance of $1,170,000 during the first quarter of 2020. The two leases remain treated as sales-type leases.

(g) Taxes

As part of the process of preparing the Company’s condensed consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and GAAP purposes.  These differences result in deferred tax assets and liabilities, which are included in the balance sheet.  In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company's current five-year cumulative loss through September 30, 2020, the impacts of COVID-19 pandemic on the worldwide airline industry and the need to rapidly refinance its debt or sell its assets in accordance with the provisions of its Drake Indebtedness.  Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes.  Based on its analysis, the Company has concluded that a valuation allowance is necessary for its U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a valuation allowance of $1,409,400 and $4,585,300 for the three months and nine months ended September 30, 2020, respectively.  Additionally, the Company has concluded that, based on its analysis, some of its foreign deferred tax assets are not expected to be realized based on limitations on the utilization of its foreign net operating losses, and has therefore recorded a valuation allowance of $778,000 for the three months and the nine months ended September 30, 2020.

The Company accrues non-income based sales, use, value added and franchise taxes as other tax expense in the condensed consolidated statement of operations.

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

As noted in Note 5, in October 2019 the Company became aware that, as a result of certain defaults under its MUFG Credit Facility, certain of the forecasted transactions related to its MUFG Credit Facility interest rate swaps were no longer probable of occurring and, hence, those swaps were dedesignated from hedge accounting at that time. The two swaps related to the MUFG Credit Facility were terminated in March 2020 and the Company incurred a $3.1 million obligation in connection with such termination, payment of which is due no later than the March 31, 2021 maturity of the Drake Loan. As a result of the forecasted transaction being not probable to occur, accumulated other comprehensive loss of $34,500 and $1,421,800 related to the MUFG Swaps was recognized as interest expense in the quarter and nine months ended September 30, 2020, respectively.

In March 2020, the Company determined that the future hedged interest payments related to its five remaining Nord Loan interest rate hedges were no longer probable of occurring, and consequently dedesignated all five swaps from hedge accounting.

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

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), to simplify the accounting for income taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

FASB Staff Guidance on Effects of COVID-19

In April 2020, the FASB staff provided some relief from the unprecedented effect of the COVID-19 pandemic. Under this guidance, lessors may elect to treat lease concessions due to COVID-19 as if they arose from enforceable rights and obligations that existed in the lease contract, with the consequent effect that the concessions would not be treated as a lease modification which could require reclassification and remeasurement of the lease and to either recognize income during the deferral period or to treat deferred rent as variable rent during the period. Other guidance released in April 2020 provides that when hedge accounting is discontinued and it is probable that the forecasted transaction that had been hedged will occur beyond two months after its originally expected date as a result of the effects of COVID-19, the reporting entity may still defer recognizing related AOCI immediately and should defer recognition of such amounts until the forecasted transactions actually occur. The Company has elected to treat certain lease concessions to lessees as if they arose from rights initially in the lease contracts and so did not give rise to modifications of the leases, and to treat deferrals as variable rent during the period of the deferral, reducing income during such period.

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

Three of the Company’s operating lease assets are subject to manufacturer residual value guarantees totaling approximately $16 million at the end of their lease terms in the second quarter of 2025. The Company considers the best market for re-leasing and/or selling its assets at the end of its leases, although it does not expect to retain ownership of the assets under sales-type leases given the lessees’ bargain purchase options or required purchase.

During the third quarter of 2020, the Company recorded impairment losses totaling $300,000 for two of its aircraft held for lease, which were written down based on estimated future cash flow. The Company also recorded an impairment loss of $139,000 on an aircraft that is held for sale, which was written down based on its estimated sales price, less cost of sale.

(a) Assets Held for Lease

At September 30, 2020 and December 31, 2019, the Company’s aircraft held for lease consisted of the following:
	September 30, 2020		December 31, 2019
Type	Number Owned	% of net book value	Number owned	% of net book value
Regional jet aircraft	9	79%	9	80%
Turboprop aircraft	2	21%	2	20%

The Company did not purchase or sell any aircraft held for lease during the first nine months of 2020. None of the Company’s aircraft held for lease were off lease at September 30, 2020.

As of September 30, 2020, minimum future lease revenue payments receivable under non-cancelable operating leases were as follows:

Years ending December 31

Remainder of 2020	$3,234,500
2021	10,512,500
2022	8,760,100
2023	8,760,100
2024	6,931,400
Thereafter	1,683,300
$39,881,900

The remaining weighted average lease term of the Company’s assets under operating leases was 35 months and 41 months at September 30, 2020 and December 31, 2019, respectively.

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

In January 2020, the lessee for an aircraft leased pursuant to a direct financing lease notified the Company of its intention to exercise the lease-end purchase option for the aircraft in March 2020. In February 2020, the Company and the same lessee agreed to the early exercise of lease-end purchase options for direct financing leases that were to expire in March 2021 and March 2022. All three aircraft were sold to the lessee in March 2020, resulting in a loss of $52,000. During the second and third quarters of 2020, the Company recorded additional legal expenses totaling $8,600 related to the sale.

At September 30, 2020 and December 31, 2019, the net investment included in sales-type leases and direct financing leases receivable were as follows:
	September 30, 2020	December 31, 2019
Gross minimum lease payments receivable	$4,138,000	$12,772,300
Less unearned interest	(88,000)	(1,053,900)
Allowance for doubtful accounts	(1,170,000)	(2,908,600)
Difference between minimum lease payments receivable and collateral value of leases	-	(7,700)
Finance leases receivable	$2,880,000	$8,802,100

As of September 30, 2020, minimum future payments receivable under finance leases were as follows:

Years ending December 31

Remainder of 2020	$1,013,000
2021	1,284,000
2022	1,284,000
2023	557,000
$4,138,000

The remaining weighted average lease term of the Company’s assets under sales-type and finance leases was 28 months and 20 months at September 30, 2020 and December 31, 2019, respectively.

The following is a roll forward of the Company’s finance lease receivable allowance for doubtful accounts from December 31, 2019 to September 30, 2020:
Balance, December 31, 2019	$2,908,600
Deductions upon sale of assets	(735,200)
Deductions upon lease amendments	(2,173,400)
Additions charged to expense	1,170,000
Balance, September 30, 2020	$1,170,000

3. Assets Held for Sale

Assets held for sale at September 30, 2020 included three regional jet aircraft, one turboprop aircraft, which is subject to a short-term operating lease, and airframe parts from two turboprop aircraft.

During the third quarter of 2020, the Company recorded a loss of $139,000 on an aircraft that is held for sale, which was written down to its estimated sales price, less cost of sale.

During the third quarter of 2020, the Company received $69,400 in cash and accrued $25,500 in receivables for parts sales. These amounts were accounted for as follows: $30,100 reduced accounts receivable for parts sales accrued in the second quarter of 2020; $43,600 reduced the carrying value of the parts; and $21,200 was recorded as gains in excess of the carrying value of the parts. During the third quarter of 2019, the Company received $220,500 in cash and accrued $77,000 in receivables for parts sales. These amounts were accounted for as follows: $142,100 reduced accounts receivable for parts sales accrued in the second quarter of 2019; $131,900 reduced the carrying value of the parts; and $23,500 was recorded as gains in excess of the carrying value of the parts.

4. Notes Payable and Accrued Interest

At September 30, 2020 and December 31, 2019, the Company’s notes payable and accrued interest consisted of the following:

	September 30, 2020	December 31, 2019
MUFG Credit Facility and MUFG Loan:
Principal	$85,069,100	$84,084,100
Unamortized debt issuance costs	(1,558,000)	(3,084,200)
Accrued interest	2,280,000	376,200
Nord Loans:
Principal	25,783,000	30,914,500
Unamortized debt issuance costs	(348,500)	(741,500)
Accrued interest	72,400	89,300
Paycheck Protection Program Loan:
Principal	276,400	-
Accrued interest	1,000	-
	$111,575,400	$111,638,400

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

The Company was not in compliance with various covenants contained in the MUFG Credit Facility agreement, including those related to interest coverage and debt service coverage ratios and a no-net-loss requirement under the MUFG Credit Facility, beginning in the third quarter of 2019.

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

The Company has engaged B. Riley FBR as an investment banking advisor to help (i) formulate a Recapitalization Plan and analyze various strategic financial alternatives to address the Company’s capital structure, strategic and financing needs, as well as corporate level transactions aimed at achieving maximum value for the Company’s stockholders; and (ii) locate and negotiate with the Company’s lenders, potential new lenders, investors or transaction partners who would play a role in the Company’s Recapitalization Plan. The Company’s ability to develop, obtain approval for and achieve its Recapitalization Plan is subject to a variety of factors. If the Company is not able to satisfy the requirements under the Recapitalization Plan, maintain compliance with its MUFG Indebtedness or raise sufficient capital to repay all amounts owed under the MUFG Indebtedness, the Company’s financial condition and liquidity would be materially adversely affected and its ability to continue operations could be materially jeopardized.

As discussed in Note 11, in October 2020, all indebtedness under the MUFG loan was sold to Drake and the Loan Agreement was amended to modify certain provisions.

(b) Nord Loans

On February 8, 2019, the Company, through four wholly-owned subsidiary limited liability companies (“LLC Borrowers”), entered into a term loan agreement NordDeutsche Landesbank Girozentrale, New York Branch (“Nord”) that provides for six separate term loans (“Nord Loans”) with an aggregate principal amount of $44.3 million. Each of the Nord Loans is secured by a first priority security interest in a specific aircraft (“Nord Loan Collateral Aircraft”) owned by an LLC Borrower, the lease for such aircraft, and a pledge by the Company of its membership interest in each of the LLC Borrowers, pursuant to a Security Agreement among the LLC Borrowers and a security trustee, and certain pledge agreements. Two of the Nord Loan Collateral Aircraft that are owned by the Company’s two UK special-purpose entities were previously financed using special-purpose financing. The interest rates payable under the Nord Loans vary by aircraft, and are based on a fixed margin above either 30-day or 3-month LIBOR. The proceeds of the Nord Loans were used to pay down the MUFG Credit Facility and pay off the UK LLC SPE Financing. The maturity of each Nord Loan varies by aircraft, with the first Nord Loan maturing in October 2020 and the last Nord Loan maturing in May 2025. The debt under the Nord Loans is expected to be fully amortized by rental payments received by the LLC Borrowers from the lessees of the Nord Loan Collateral Aircraft during the terms of their respective leases and remarketing proceeds.

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

As a result of the COVID-19 Outbreak, in March and June 2020, one of the Company’s customers, which leases two regional jet aircraft subject to Nord Loan financing, did not make its quarterly rent payments totaling approximately $2.8 million. The nonpayment led to corresponding Nord Loan financing payment events of default under the Nord Loans for each of the LLC Borrowers. In May 2020, with Nord’s consent, the Company collected on the customer’s security letters of credit and paid a portion of the March and June financing payments due under the Nord Loans, and entered into an agreement with the customer to defer payment of the remaining balance of the March rent to June 2020. In June 2020, the Company agreed with the customer to defer payment of the March and June rent to September 2020, and entered into an agreement with Nord to defer until September 24, 2020 (i) payment of the principal amount due under the respective Nord Loans for the two aircraft due in March and June 2020 and (ii) payment of past due interest at the default interest rate on the March and June 2020 overdue payments. The lease arrearage was repaid by the lessee in late September, which permitted the special-purpose subsidiaries to come back into compliance with their Nord Loan indebtedness. The lessee also paid deposits totaling approximately $3,444,000 for purchase of the aircraft. As discussed in Note 11, in October 2020, the Company sold the two aircraft to the lessee, and fully repaid the term loan indebtedness on such aircraft with the proceeds of the sale. The excess proceeds from the purchase were applied to the remaining Nord Term Loan indebtedness owed by a special-purpose subsidiary of the Company secured by three regional jets on lease to a U.S. regional airline. The lessee of those aircraft is in compliance and current in its lease obligations, and the special-purpose subsidiary is in full compliance with its loan repayment obligations.

As a result of the customer’s non-payments in March and June 2020 and potential consequent uncertainty concerning future interest payments under the related Nord Loans, the Company dedesignated the two related derivative instruments from hedge accounting during the first quarter of 2020 since the swapped interest was not deemed as probable to occur.

After discussions with the lessee for the remaining three swaps related to the Nord Loans, the Company determined that there was sufficient uncertainty related to rent payments and related debt payments, and that the Company could not conclude that the payments related to the swaps were probable of occurring, so that the Company dedesignated those swaps from hedge accounting in March 2020 as well.

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

Six of the interest rate swaps were entered into by the LLC Borrowers and provided for reduced notional amounts that mirror the amortization under the Nord Loans entered into by the LLC Borrowers, effectively converting each of the six Nord Loans from a variable to a fixed interest rate, ranging from 5.38% to 6.30%. Each of these six interest rate swaps extended for the duration of the corresponding Nord Loan. Two of the swaps have maturities in 2020 and three have maturities in 2025. The sixth swap was terminated in the fourth quarter of 2019 in connection with the sale of the related aircraft,

As discussed in Note 4, in March, the Company determined that the future hedged interest payments related to its five remaining Nord Loan interest rate hedges were no longer probable of occurring, and consequently dedesignated all five swaps as hedges. As a result of dedesignation, future changes in market value will be recognized in ordinary income and AOCI will be reclassified to ordinary income as the forecasted transactions occur. Accumulated other comprehensive loss of $114,600 and $284,500 related to the Nord Swaps was recognized as an expense in the third quarter and first nine months of 2020, respectively.

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

In October 2019, the Company determined that it was no longer probable that forecasted cash flows for its two interest rate swaps with a nominal value of $50 million would occur as scheduled as a result of the Company’s defaults under the MUFG Credit Facility. Therefore, those swaps were no longer subject to hedge accounting and changes in fair market value thereafter were recognized in earnings as they occurred. As a result of the forecasted transaction being not probable to occur, accumulated other comprehensive loss of $34,500 and $1,421,800 related to the MUFG Swaps was recognized as interest expense in the third quarter and first nine months of 2020, respectively. The two swaps related to the MUFG Credit Facility were terminated in March 2020 and the Company incurred a $3.1 million obligation in connection with such termination, payment of which is due no later than the March 31, 2021 maturity of the Drake Indebtedness.

The Company has reflected the following amounts in its net loss:
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
Change in value of interest rate swaps	$1,980,500	$455,100	$(10,000)	$3,700
Reclassification from other comprehensive income	538,500	5,900	149,100	28,000
Reclassification from other comprehensive income – forecasted transaction not probable to occur	1,167,700	-	-	-
Included in interest expense	$3,686,700	$461,000	$139,100	$31,700

The following amount was included in other comprehensive income/(loss), before tax:

Unrealized gain/(loss) on derivative instruments	$(575,000)	$(1,985,100)	$-	$(174,500)
Reclassification from other comprehensive income	538,500	5,900	149,100	28,000
Reclassification from other comprehensive income – forecasted transaction not probable to occur	1,167,700	-	-	-
Change in value of interest rate swaps	$1,131,200	$(1,979,200)	$149,100	$(146,500)

Approximately $232,800 of the current balance of accumulated other comprehensive loss is expected to be reclassified in the next twelve months.

At September 30, 2020, the fair value of the Company’s interest rate swaps was $874,700.

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

In July 2020, the lease for the Company’s office lease was extended for one month to July 31, 2020 at a rate of $10,000. The Company has signed a lease for a smaller office suite in the same building effective August 1, 2020. The lease provides for a term of 30 months expiring on January 31, 2023, at a monthly base rate of approximately $7,400, with no rent due during the first six months. The Company recognized an ROU asset and lease liability of $169,800, both of which were non-cash items and are not reflected in the condensed consolidated statement of cash flows. No cash was paid at the inception of the lease, and a discount rate of 3% was used, based on the interest rates available on secured commercial real estate loans available at the time. At September 30, 2020, the weighted average discount rate was 3% and the weighted average remaining lease term was 28 months.

The Company estimates that the maturities of operating lease base rent of its office space were as follows as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
2020	$-	$145,000
2021	88,700	147,200
2022	88,700	74,700
	177,400	366,900
Discount	(6,700)	(30,500)
Lease liability	$170,700	$336,400

During the quarter ended September 30, 2020, the Company recognized amortization, finance costs and other expense related to the office lease as follows:

Fixed rental expense during the quarter	$11,800
Variable lease expense	(1,200)
Total lease expense during the quarter	$10,600

Variable rent for the quarter ended September 30, 2020 reflects a refund of previously charged and accrued common area maintenance charges for the Company’s office space.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of September 30, 2020, the Company measured the fair value of its interest rate swaps of $25,783,000 (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swaps had a net fair value liability of $874,700 as of September 30, 2020. In the quarter and nine months ended September 30, 2020, $(10,000) and $1,980,500 was realized through the income statement as a (decrease)/increase in interest expense.

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

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$-	$-	$-	$-	$400	$400	$-	$-
Derivatives	(874,700)	-	(874,700)	-	(1,824,500)	-	(1,824,500)	-
Total	$(874,700)	$-	$(874,700)	$-	$(1,824,100)	$400	$(1,824,500)	$-

There were no transfers between Level 1 and Level 2 during the third quarters or nine months ended September 30, 2020 or 2019, and there were no transfers into or out of Level 3 during the same periods.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and these and other assets held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. These are considered Level 3 within the fair value hierarchy. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the asset’s carrying value exceeds its fair value. During the third quarter of 2020, the Company recorded impairment losses totaling $300,000 for two of its aircraft held for lease, which were written down to their estimated sales prices, less cost of sale. The Company also recorded a losses of $139,000 for a turboprop aircraft that was written down its estimated sales price, less cost of sale. The Company recorded impairment charges totaling $23,354,600 on two of its assets held for lease and three of its assets held for sale in the third quarter of 2019, which had a fair value of $36,256,500.

The following table shows, by level within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019:

	Assets Written Down to Fair Value								Total Losses
	September 30, 2020				December 31, 2019				For the Nine Months Ended September 30,
		Level				Level
Total		1	2	3	Total	1	2	3	2020	2019
Assets held for lease	$17,000,000	$-	$-	$17,000,000	$-	$-	$-	$-	$7,006,600	$-
Assets held for sale	12,970,000	-	-	12,970,000	25,880,700	-	$-	25,880,700	9,813,900	11,424,900
Total	$29,970,000	$-	$-	$29,970,000	$25,880,700	$-	$-	$25,880,700	$16,820,500	$11,424,900

There were no transfers between Level 1 and Level 2 and no transfers into or out of Level 3 in either of the third quarters or nine-month periods ended September 30, 2020 or 2019.

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

Borrowings under the Company’s MUFG Credit Facility bore floating rates of interest that reset periodically to a market benchmark rate plus a credit margin. The same is true of the MUFG Loan. The Company believes the effective interest rate under the MUFG Credit Facility approximated then current market rates for such indebtedness at December 31, 2019 and, under the MUFG Loan, approximates current market rates, and therefore that the outstanding principal and accrued interest of $87,349,100 and $84,460,300 at September 30, 2020 and December 31, 2019, respectively, approximate their fair values on such dates. The fair value of the Company’s outstanding balance of its MUFG Credit Facility and MUFG Loan are categorized as a Level 3 input under the GAAP fair value hierarchy.

Before their repayment in February 2019 in connection with the Nord Loans refinancing, the amounts payable under the UK LLC SPE Financing were payable through the fourth quarter of 2020 and bore a fixed rate of interest. As discussed above, during February 2019, the UK LLC SPE Financing and four assets that previously served as collateral under the MUFG Credit Facility were refinanced using the Nord Loans. The Company believes the effective interest rate under the special-purpose financings approximates current market rates for such indebtedness at the dates of the condensed consolidated balance sheets, and therefore that the outstanding principal and accrued interest of $25,855,400 and $31,003,800 approximate their fair values at September 30, 2020 and December 31, 2019, respectively. Such fair value is categorized as a Level 3 input under the GAAP fair value hierarchy.

There were no transfers in or out of assets or liabilities measured at fair value under Level 3 during the third quarters or nine months ended September 2020 or 2019.

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

9. Income Taxes

The Company recorded income tax expense of $604,900 in the third quarter of 2020, or negative 17.4% of pre-tax loss, compared to $2.3 million income tax benefit, or 21.5% of pre-tax loss in the third quarter of 2019. The difference in the effective federal income tax rate from the normal statutory rate was primarily related to the recording of a valuation allowance of $1.4 million in the third quarter on U.S. and foreign deferred tax assets.

The Company recorded income tax benefit of $3.4 million for the nine months ended September 30, 2020, or 10.9% of pre-tax loss, compared to $2.6 million income tax benefit, or 21.5% of pre-tax loss, for the nine months ended September 30, 2019. The difference in the effective federal income tax rate from the normal statutory rate was primarily related to the recording of a valuation allowance of $4.6 million for the nine months ended September 30, 2020 on U.S. and foreign deferred tax assets.

In March of 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) became law. The CARES Act included tax provisions under which net operating losses from 2018, 2019 and 2020 can be carried back for five years, modifying the law that had previously not permitted any carryback, and also increased the amount of deductible interest from 30% to 50% of adjusted taxable income for the 2019 and 2020 years. These changes have not had any effect on the Company’s expected cash tax expenditures or income tax expense. The CARES Act also accelerated the ability to receive refunds of AMT credits from prior year, which allowed the Company to accelerate $11,400 of the refund of such credit into its 2019 return.

10. Computation of Loss Per Share

Basic and diluted loss per share are calculated as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(27,777,200)	$(9,617,100)	$(4,081,100)	$(8,231,400)
Weighted average shares outstanding for the period	1,545,884	1,545,884	1,545,884	1,545,884
Basic loss per share	$(17.97)	$(6.22)	$(2.64)	$(5.32)
Diluted loss per share	$(17.97)	$(6.22)	$(2.64)	$(5.32)

Basic loss per common share is computed using net loss and the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed using net (loss)/income and the weighted average number of common shares outstanding, assuming dilution. Weighted average common shares outstanding, assuming dilution, include potentially dilutive common shares outstanding during the period. There were no anti-dilutive shares outstanding during the three months or nine months ended September 30, 2020 or 2019.

11. Subsequent Events

(a) MUFG’s Sale of Indebtedness to Drake

On October 30, 2020, Drake Asset Management Jersey Limited (“Drake”), purchased from the MUFG Lenders all of the outstanding indebtedness of the Company under such loan, totaling approximately $87.9 million as well as all of the Company's indebtedness to MUFG Bank, Ltd. of approximately $3.1 million for termination of interest rate swaps entered into with respect to such Loan Agreement indebtedness (such total indebtedness with Drake as Lender referred to as the “Drake Indebtedness”).  The purchase and sale was consented to by the Company pursuant to a Consent and Release Agreement of Borrower Parties, entered into by the Company and its subsidiaries.  The closing of this debt purchase transaction satisfied the requirement under the Loan Agreement for execution of a Strategic Alternative with respect to the MUFG Loan indebtedness satisfactory to the MUFG Lenders.

On the same day, the Company entered into an Amendment No. 1 to the Loan Agreement (“Amendment No. 1”) with Drake and UMB Bank, N.A., the replacement Administrative Agent under the Loan Agreement, to amend the Loan Agreement (such Loan Agreement as amended, with Drake as Lender thereunder, referred to as the “Drake Loan Agreement”) as follows:

●
Deferral of the cash component of the interest payments due under the Drake Loan Agreement, commencing with the payments due for March 2020, and continuing on each consecutive month thereafter, which deferred interest is to be capitalized and added to the principal balance of the indebtedness on each respective interest payment due date, until such time as the indebtedness is repaid.

●
Deletion of the requirement for the Company's execution of a Strategic Alternative and of the milestones therefor;

●
Deletion of the requirement for the Company's maintenance of a restricted account held with an MUFG Lender to hold aircraft sales proceeds pending application toward the Drake Indebtedness;

●
Replacement of references to “MUFG Union Bank, N.A.,” with “UMB, Bank, N.A.”, the new Administrative Agent under the Loan Agreement;

●
Requirement of  approval by Drake for any “Material Amendments” to leases for the collateral, defined as any amendment of, or waiver or consent under, any lease involving a modification of lease payments, any reduction in, or waiver or deferral of, Rent, a modification to any residual value guaranty, any modification that adversely affects the collateral or the rights and interests of the lender and/or administrative agent in the collateral, any reduction of any amounts payable to any lender or Agent under any indemnity, or any change to the state of registration of aircraft collateral; and

●
Deletion of certain financial reporting requirements and changes to required frequency of certain other surviving reporting requirements.

The Drake Indebtedness is secured by a first priority lien held by Drake, which lien is documented in an amended and restated mortgage and security agreement assigned to Drake,  on all of the Company's assets, including the Company’s aircraft portfolio, except for two aircraft on lease to Kenyan lessees and five aircraft, two of which were sold in October 2020, that are subject to special purpose financing held by subsidiaries of the Company.

The Company and Drake are currently engaged in discussions regarding the satisfaction and discharge of the Drake Indebtedness.

(b) Sale of Aircraft

In October 2020, the Company sold two aircraft to the lessee that were subject to Nord Loans, and fully repaid the indebtedness on such aircraft with the proceeds of the sale. The excess proceeds from the purchase were applied to the remaining Nord Term Loan indebtedness owed by a special-purpose subsidiary of the Company secured by three regional jets on lease to a U.S. regional airline.

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

The COVID-19 pandemic has led to significant cash flow issues for airlines, and some of the Company’s customers were unable to timely meet their obligations under their lease obligations with the Company during the first nine months of 2020. This in turn has caused lessees to make requests for lease payment concessions and/or deferrals from the Company, which requires the Company to reach accommodations with its lenders to allow the Company corresponding concessions under its debt financings. The Company expects these circumstances to continue for the foreseeable future.

The Company did not purchase or sell any aircraft during the third quarter of 2020. The Company ended the quarter with a total of eleven aircraft held for lease, with a net book value of approximately $96 million. This represents a 11% decrease compared to the net book value of the Company’s aircraft and engines held for lease at December 31, 2019. In addition to the aircraft held for lease at quarter-end, the Company held two aircraft subject to finance leases and held four aircraft and airframe parts from two aircraft held for sale. In October 2020, the Company sold two aircraft that had been held for lease.

Average portfolio utilization was approximately 89% and 97% during the third quarters of 2020 and 2019, respectively. The year-to-year decrease was due to aircraft that were on lease in the 2019 period, but off lease in the 2020 period.

Net loss for the third quarters of 2020 and 2019 was $4.1 million and $8.2 million, respectively, resulting in basic and diluted loss per share of $(2.64) and $(5.32), respectively. Pre-tax profit margin (which the Company calculates as its (loss)/income before income tax (benefit)/provision as a percentage of its revenues and other income) was (100%) in the third quarter of 2020 compared to (44%) for the third quarter of 2019.

As discussed above, the Company is currently in discussions with Drake regarding repayment terms for the Drake Indebtedness. While discussions are ongoing, the Company is not required to make cash payment on the accruing interest on the Drake Indebtedness and such interest is being added to the principal as it accrues. The Company does not have sufficient cash to repay the entire Drake Indebtedness, so the Company may need to raise additional debt or equity funds to meet its debt obligations. If additional cash is not available, it is likely that the value of the assets the Company currently holds is not sufficient to repay the entire indebtedness if the assets are sold in the current market environment or foreclosed upon.

As a result of these factors, there is substantial doubt regarding the Company’s ability to continue as a going concern.

Fleet Summary

(a) Assets Held for Lease

Key portfolio metrics of the Company’s aircraft held for lease as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Number of aircraft and engines held for lease	11	11

Weighted average fleet age	12.7 years	11.8 years
Weighted average remaining lease term	35 months	41 months
Aggregate fleet net book value	$96,052,100	$108,368,600

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
Average portfolio utilization	88%	98%	89%	97%

The following table sets forth the net book value and percentage of the net book value, by type, of the Company’s assets that were held for lease at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Type	Number owned	% of net book value	Number owned	% of net book value
Turboprop aircraft:
Bombardier Dash-8-400	2	21%	2	20%

Regional jet aircraft:
Embraer 175	3	29%	3	26%
Canadair CRJ-1000	2	15%	2	21%
Canadair CRJ-700	3	21%	3	20%
Canadair CRJ-900	1	14%	1	13%

During the third quarter and first nine months of 2020, the Company did not purchase or sell any aircraft that are held for lease. During the first nine months of 2020, the Company sold one aircraft that had been held for sale, one aircraft that had been held under a sales-type lease and three aircraft that had been held under direct financing leases, and sold certain aircraft parts that were held for sale. In October 2020, the Company sold two aircraft that had been held for lease.

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

The following table sets forth the net book value and percentage of the net book value of the Company’s assets that were held for lease at September 30, 2020 and December 31, 2019 in the indicated regions (based on the domicile of the lessee):

	September 30, 2020		December 31, 2019
Region	Net book value	% of net book value	Net book value	% of net book value
North America	$61,533,300	64%	$63,799,600	59%
Europe	34,518,800	36%	44,569,000	41%
	$96,052,100	100%	$108,368,600	100%

For the three months ended September 30, 2020, approximately 60%, 21% and 18% of the Company’s operating lease revenue was derived from customers in the United States, Croatia and Canada, respectively. Operating lease revenue does not include interest income from the Company’s finance leases. The following table sets forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
	2020		2019		2020		2019
Region	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue
Europe	3	39%	4	62%	3	22%	4	62%
North America	3	61%	4	37%	3	78%	3	38%
Asia	-	-%	1	1%	-	-%	-	-%

At September 30, 2020 and December 31, 2019, the Company also had two aircraft and six aircraft, respectively, subject to finance leases. The Company did not record any finance lease revenue during the quarter ended September 30, 2020.

(b) Assets Held for Sale

Assets held for sale at September 30, 2020 consisted of three Canadair 900 aircraft, one Bombardier Dash-8-300 aircraft and airframe parts from two turboprop aircraft.

Results of Operations

(a) Quarter ended September 30, 2020 compared to the quarter ended September 30, 2019

(i) Revenues and Other Income

Revenues and other income decreased by 85% to $3.5 million in the third quarter of 2020 from $24.0 million in the third quarter of 2019. The decrease was primarily a result of decreased operating lease, finance lease and maintenance reserves revenues in the third quarter of 2020.

Operating lease revenue decreased by 52% to $3.2 million in the third quarter of 2020 from $6.7 million in the third quarter of 2019, primarily due to reduced rent income resulting from the early termination of four aircraft leases with one of the Company’s customers in the third quarter of 2019.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time. The Company recorded $0.2 million of such revenue during the third quarter of 2020 when an aircraft that had been on lease was returned to the Company and the lease was terminated. During the third quarter of 2019, the Company recorded $17.0 million of such revenue, arising from maintenance reserves retained upon the termination of four aircraft leases with one customer.

The Company recorded no finance lease revenue in the third quarter of 2020, compared to $0.3 million in the third quarter of 2019, as a result of the sale of three assets that were subject to direct finance leases during the first quarter of 2020 and the Company’s cash-basis accounting for its two sales-type leases in 2020.

(ii) Expenses

Total expenses decreased by 80% to $7.0 million in the third quarter of 2020 from $34.5 million in the third quarter of 2019. The decrease was primarily a result of decreases in asset impairment losses, depreciation and bad debt expense, the effects of which were partially offset by increases in interest expense and professional fees and general and administrative expenses.

During the third quarter of 2020, the Company recorded impairment charges of $0.3 million on two assets held for lease, based on estimated future cash flow and $0.1 million on an asset held for sale, based on expected net sales proceeds. During the third quarter of 2019, the Company recorded impairment charges totaling $23.4 million for two assets held for lease and one asset held for sale, based on appraised values, and three assets held for sale, based on expected sales proceeds. As a result of four lease terminations during the quarter, the appraised values were based on the maintenance-adjusted condition of the aircraft, rather than the previous basis, which reflected future cash flows under the leases.

Depreciation expense decreased 55% to $1.3 million in the third quarter of 2020 from $3.0 million in the third quarter of 2019 primarily as a result of the reclassification of four aircraft from held for lease to held for sale during the third quarter of 2019, as well as a decrease in depreciation for two aircraft that were written down to their estimated sale values during the second quarter of 2020.

As a result of payment delinquencies by two customers that lease three of the Company’s aircraft subject to finance leases, during the third quarter of 2019, the Company also recorded a bad debt expense of $3.9 million.

The Company’s interest expense increased by 29% to $3.0 million in the third quarter of 2020 from $2.3 million in the third quarter of 2019, primarily as a result of a higher average interest rate, the effect of which were partially offset by a lower average debt balance.

Professional fees, general and administrative and other expenses increased 45% to $1.4 million in the third quarter of 2020 from $0.9 million in the third quarter of 2019, primarily due to increased legal fees related to the May 2020 MUFG Indebtedness amendment and litigation brought by an activist shareholder and consulting fees related to the May 2020 MUFG Indebtedness amendment.

The Company had a tax expense of $604,900 in the third quarter of 2020 compared to tax benefit of $2.3 million in the third quarter of 2019. The effective tax rate for the third quarter of 2020 was a 17.4% tax expense compared to a 21.6% tax benefit in the third quarter of 2019. The difference in the effective income tax rate from the normal statutory rate was primarily related to the recording of a $1.4 million valuation allowance in the current period on the Company’s U.S. and foreign deferred tax assets after concluding that a valuation allowance is necessary for the Company’s net U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences.

In March of 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) became law. The CARES Act included tax provisions under which net operating losses from 2018, 2019 and 2020 can be carried back for five years, modifying the law that had previously not permitted any carryback, and also increased the amount of deductible interest from 30% to 50% of adjusted taxable income for the 2019 and 2020 years. These changes have not had any effect on the Company’s expected cash tax expenditures or income tax expense. The CARES Act also accelerated the ability to receive refunds of alternative minimum tax credits from prior years, which allowed the Company to accelerate $11,400 of the refund of such credit into its 2019 return.

(b) Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

(i) Revenues and Other Income

Revenues and other income decreased by 67% to $12.7 million in the first nine months of 2020 from $38.7 million in the same period of 2019. The decrease was primarily a result of decreased operating lease, finance lease and maintenance reserves revenues in the 2020 period.

Operating lease revenue decreased by 40% to $12.4 million in the first nine months of 2020 from $20.8 million in the same period of 2019, primarily due to reduced rent income resulting from the early termination of four aircraft leases with one of the Company’s customers in the third quarter of 2019 and reduced rent for two assets in the 2020 period as a result of lease amendments related to the COVID-19 Outbreak, as well as the sale of an asset in the first quarter of 2019 that had been on lease until the time of sale.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time. The Company recorded $0.2 million of such revenue during the first nine months of 2020 when an aircraft that had been on lease was returned to the Company and the lease was terminated. During the nine months ended September 30, 2019, the Company recorded $17.0 million of such revenue, arising from maintenance reserves retained upon the termination of four aircraft leases with one customer.

Finance lease revenue decreased by 93% to $0.1 million in the first nine months of 2020, compared to $0.8 million in the same period of 2019, as a result of the sale of three assets that were subject to direct finance leases during the first quarter of 2020 and the Company’s cash-basis accounting for its two sales-type leases, for which it received no payments in the 2020 period.

(ii) Expenses

Total expenses decreased by 14% to $43.8 million in the first nine months of 2020 from $51.0 million in the same period of 2019. The decrease was primarily a result of decreases in asset impairment losses, depreciation and bad debt expense, the effects of which were partially offset by increases in interest expense and professional fees and general and administrative expenses.

During the nine months ended September 30, 2020, the Company recorded impairment charges of (i) $7.0 million on two assets held for lease, based on estimated future cash flow and (ii) $9.8 million on five assets held for sale, based on appraised values or expected sales proceeds. During the nine months ended September 30, 2019, the Company recorded impairment charges totaling $24.9 million on two assets held for lease and two assets held for sale, based on appraised values, and five assets held for sale, based on expected sales proceeds. As a result of four lease terminations during the third quarter of 2019, the appraised values were based on the maintenance-adjusted condition of the aircraft, rather than the previous basis, which reflected future cash flows under the leases.

Depreciation expense decreased 40% to $5.5 million in the first nine months of 2020 from $9.1 million in the first nine months of 2019 primarily as a result of the reclassification of four aircraft from held for lease to held for sale during the third quarter of 2019, as well as a decrease in depreciation for two aircraft that were written down to their estimated sale values during the second quarter of 2020.

As a result of payment delinquencies by two of the Company’s customers under its two sales-type leases and decreases in the appraised values of the underlying assets, the Company recorded a bad debt expense of $1.2 million in the first nine months of 2020. As a result of payment delinquencies by two customers that lease three of the Company’s aircraft subject to finance leases, during the first nine months of 2019, the Company also recorded a bad debt expense of $3.9 million.

The Company’s interest expense increased by 74% to $13.5 million in the first nine months of 2020 from $7.7 million in the same period of 2019, primarily as a result of a higher average interest rate, $2.0 million of valuation charges related to the Company’s interest rate swaps and a $2.0 million write-off of a portion of the Company unamortized debt issuance costs related to the MUFG Credit Facility, the effects of which were partially offset by a lower average debt balance.

Professional fees, general and administrative and other expenses increased 66% to $4.4 million in the first nine months of 2020 from $2.6 million in the first nine months of 2019, primarily due to increased legal fees related to the May 2020 MUFG Indebtedness amendment and litigation relating to an activist shareholder, consulting fees related to the May 2020 MUFG Indebtedness amendment and increased amortization related to the Company’s office lease right of use.

The Company had a tax benefit of $3.4 million for the nine months ended September 30, 2020 compared to a tax benefit of $2.6 million for the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020 was a 10.9% tax benefit compared to a 21.6% tax benefit for the nine months ended September 30, 2019. The difference in the effective income tax rate from the normal statutory rate was primarily related to the recording of a $4.6 million valuation allowance in the current period on the Company’s U.S. and foreign deferred tax assets after concluding that a valuation allowance is necessary for the Company’s net U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences.

Liquidity and Capital Resources

As a result of the factors discussed below, there is substantial doubt regarding the Company’s ability to continue as a going concern.

(a) MUFG Credit Facility and Drake Indebtedness

On May 1, 2020, the Company and the MUFG Lenders entered into a Fourth Amended and Restated Loan and Security Agreement (the "MUFG Loan Agreement"), which, amended and restated the existing agreement regarding the Company's indebtedness to the MUFG Lenders and included the following changes to the terms and provisions of such indebtedness:

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

The Company has engaged B. Riley FBR as an investment banking advisor to assist in executing the required Strategic Alternative under the MUFG Loan Agreement, as well as assist with the development and execution of a recapitalization plan for the Company.

On October 30, 2020, Drake Asset Management Jersey Limited (“Drake”), purchased all of the indebtedness of the Company under the MUFG Loan, totaling approximately $87.9 million as well as all of the Company's indebtedness to MUFG Bank, Ltd. of approximately $3.1 million for termination of interest rate swaps entered into with respect to such Loan Agreement indebtedness.  The purchase and sale was consented to by the Company pursuant to a Consent and Release Agreement of Borrower Parties, entered into by the Company and its subsidiaries.  The closing of this debt purchase transaction satisfied the requirement under the Loan Agreement for execution of a Strategic Alternative with respect to the MUFG Loan indebtedness satisfactory to the MUFG Lenders.

On the same day, the Company entered into an Amendment No. 1 to the Loan Agreement (“Amendment No. 1”) with Drake and UMB Bank, N.A., the replacement Administrative Agent under the Loan Agreement, to amend the Loan Agreement as follows:

●
Deferral of the cash component of the interest payments due under the Loan Agreement, commencing with the payments due for March 2020, and continuing on each consecutive month thereafter, which deferred interest is to be capitalized and added to the principal balance of the indebtedness on each respective interest payment due date, until such time as the indebtedness is repaid.

●
Deletion of the requirement for the Company's execution of a Strategic Alternative and of the milestones therefor;

●
Deletion of the requirement for the Company's maintenance of a restricted account held with an MUFG Lender to hold aircraft sales proceeds pending application toward the Loan Agreement indebtedness;

●
Replacement of references to “MUFG Union Bank, N.A.,” with “UMB, Bank, N.A.”, the new Administrative Agent under the Loan Agreement;

●
Requirement of  approval by Drake for any “Material Amendments” to leases for the collateral, defined as any amendment of, or waiver or consent under, any lease involving a modification of lease payments, any reduction in, or waiver or deferral of, Rent, a modification to any residual value guaranty, any modification that adversely affects the collateral or the rights and interests of the lender and/or administrative agent in the collateral, any reduction of any amounts payable to any of the lender Agent under any indemnity, or any change to the state of registration of aircraft collateral; and

●
Deletion of certain financial reporting requirements and changes to required frequency of certain other surviving reporting requirements.

The borrowings under the Loan Agreement continue to be secured by a first priority lien held by Drake, which lien is documented in an amended and restated mortgage and security agreement assigned to Drake by the MUFG Lenders,  on all of the Company's assets, including the Company’s aircraft portfolio, except two aircraft on lease to its Kenyan lessees, and three aircraft that are subject to special purpose financing held by a subsidiary of the Company.

The Company and Drake are currently engaged in discussions regarding the satisfaction and discharge of the Loan Agreement indebtedness. If the Company is not able to maintain compliance with the Drake Loan Agreement, and raise sufficient capital or refinancing debt to repay all amounts owed under the Drake Indebtedness, or reach some settlement on the repayment of the Drake Indebtedness, then the Company’s financial condition and liquidity would be materially adversely affected and its ability to continue operations could be materially jeopardized, and Drake and would thereafter have the right to exercise any and all remedies for default under the Drake Loan Agreement. Such remedies include, but are not limited to, declaring the entire indebtedness immediately due and payable, and if the Company were unable to repay such accelerated indebtedness, foreclosing upon the assets of the Company that secure the Drake Indebtedness, which consist of all of the Company’s assets except for certain assets held in the Company’s special-purpose financing subsidiary.

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

In March and June 2020, one of the Company’s customers, which leases two regional jet aircraft subject to Nord Loan financing, did not timely make its quarterly rent payments. As a result, the special-purpose subsidiary borrowers that hold the aircraft did not have sufficient cash to meet the corresponding quarterly Nord Loan payment installments. The parent corporation was not permitted to fund the special-purpose subsidiary borrower’s loan payment obligations due to restrictions under the MUFG Credit Facility. The late payment by the lessee constituted events of default under the Term Loan on March 19 and June 19, 2020, and the Term Loan nonpayment constituted events of default under the Nord Loan for the LLC Borrowers on March 27 and June 27, 2020. The lessee was severely impacted by the COVID-19 pandemic, and was required to cease operations as part of its country’s lockdown, but has indicated to the Company that it intends to honor its lease commitments in due course when able. In April 2020, the Company fully drew on the letters of credit that served as security deposits under the leases in order to fund partial repayments of the overdue lease rentals which was then used by the Company to make partial payments on the Nord Loan installment payments. In May 2020, with the consent of Nord, the Company and the customer entered into a deferral agreement whereunder the customer agreed to issue replacement letter of credits as required under its lease, and the Company agreed to waive the default for failing to fully pay the March 2020 quarterly lease payment when due, and to defer the required payment date for the unpaid balance of the March lease rental payment until the June 2020 quarterly payment date so long as no other defaults under the leases arise prior to such date. The Company further agreed not to collect under the newly issued replacement letters of credit during such forbearance period. In June 2020, the Company entered into another agreement with the customer to defer payment of the March and June rent to September 2020, and Nord agreed to defer payment of its corresponding loan installments due in March and June 2020 until the September quarterly payment date. The lease arrearage was repaid by the lessee in late September, which permitted the special-purpose subsidiaries to come back into compliance with their Nord Loan indebtedness. The lessee also paid deposits totaling approximately $3.4 million for purchase of the aircraft.

On October 29, 2020, the Company sold the two aircraft to the lessee, and fully repaid the term loan indebtedness on such aircraft with the proceeds of the sale. The excess proceeds from the purchase were applied to the remaining Nord Term Loan indebtedness owed by a special-purpose subsidiary of the Company secured by three regional jets on lease to a U.S. regional airline. The lessee of those aircraft is in compliance and current in its lease obligations, and the special-purpose subsidiary is in full compliance with its loan repayment obligations.

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

The Company’s primary uses of cash are for (i) payments due under the Nord Loans, (ii), salaries, employee benefits and general and administrative expenses, (iii) maintenance expense and (iv) reimbursement to lessees from collected maintenance reserves. Until the Drake Indebtedness is repaid, the Company’s cash flow will be subject to monitoring by Drake, and Drake could declare the total indebtedness due and payable at any time if the Company and Drake fail to reach an agreement regarding satisfaction and settlement of the Drake Indebtedness.

The Company has engaged B. Riley as an investment banking advisor to help (i) formulate and analyze various strategic financial alternatives to address the Company’s capital structure, strategic and financing needs, as well as corporate level transactions aimed at achieving maximum value for the Company’s stockholders; and (ii) locate and negotiate with Drake as well as potential lenders, investors or transaction partners who would play a role in recapitalization of the Company.

The Company’s ability to develop, obtain approval for and achieve a recapitalization is subject to a variety of factors, as discussed under Liquidity and Capital Resources—MUFG Credit Facility. If the Company is not able to maintain compliance with its Drake Indebtedness or raise sufficient capital to repay all amounts owed under the Drake Indebtedness, then the Company’s financial condition and liquidity would be materially adversely affected and its ability to continue operations could be materially jeopardized.

In that case, the Company may need to incur additional debt or sell equity or certain of its revenue-producing assets in order to raise capital (which it may not be able to do on reasonable terms, or at all), or be forced into bankruptcy or liquidation.

The Company’s payments for maintenance consist of reimbursements to lessees for eligible maintenance costs under their leases and maintenance incurred directly by the Company for preparation of off-lease assets for re-lease to new customers. The timing and amount of such payments may vary widely between quarterly and annual periods, as the required maintenance events can vary greatly in magnitude and cost, and the performance of the required maintenance events by the lessee or the Company, as applicable, are not regularly scheduled calendar events and do not occur at uniform intervals. The Company’s maintenance payments typically constitute a large portion of its cash needs, and the Company has in the past borrowed additional funds under the MUFG Credit Facility to provide funding for these payments. Such funding is no longer available under the Drake Loan Agreement, and the Company will need to use excess cash flow or obtain additional debt or equity financing to fund such expenses.

The entire Nord Loan indebtedness is covered by interest rate swaps, and therefore, the Company has effectively converted the Nord Loan interest payments to fixed rate payments.  The swaps were initially treated as interest rate hedges under which changes in market value were reflected in AOCI and were reclassified to ordinary income when the forecasted interest rate payments occurred. The remaining Nord Loan indebtedness swaps were dedesignated in March 2020, AOCI already accrued will be reflected in ordinary income as the forecasted transactions occur, and future changes in market value will be reflected in ordinary income.

The Company’s special-purpose indebtedness, as well as related interest rate swaps, use LIBOR as a benchmark for establishing the rates at which interest accrues. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely on or after December 31, 2021, or to perform differently than in the past. Although the consequences of these developments cannot be entirely predicted, they could affect cash flow, as they may require the Company to pay increased costs for its LIBOR debt or even cause an acceleration of maturity of such debt if a suitable replacement index cannot be agreed upon or is not available.

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

(i) Operating activities

The Company’s cash flow from operations decreased by $2.2 million in the first nine months of 2020 compared to the first nine months of 2019. As discussed below, the decrease in cash flow was primarily a result of decreases in payments received for rent, maintenance reserves and finance lease interest, the effects of which were partially offset by increases in payments received for security deposits and decreases in payments made for interest and income taxes.

(A) Payments for rent

Receipts from lessees for rent decreased by $5.8 million in the first nine months of 2020 compared to the same period of 2019, primarily due to delinquencies related to one of the Company’s customers, the sale of an aircraft during each of the first and fourth quarters of 2019, and the repossession of four aircraft during the third quarter of 2019.

 (B) Payments for maintenance reserves

Receipts from lessees for maintenance reserves decreased by $1.9 million in the first nine months of 2020 compared to the first nine months of 2019, primarily due to the repossession of four aircraft during the third quarter of 2019.

(C) Payments for finance lease interest

Payments received for finance lease interest decreased by $0.6 million in the first nine months of 2020 compared to the first nine months of 2019 as a result of the sale during the first quarter of 2020 of three aircraft that were subject to finance leases and a decrease in payments received from two lessees which have been impacted by the COVID 19 Outbreak.

(D) Payments for security deposits

Receipts for security deposits increased by $3.4 million in the first nine months of 2020 compared to the first nine months of 2019, primarily due to deposits received during the third quarter of 2020 for two aircraft that were sold in October 2020.

(E) Payments for interest

Payments made for interest decreased by $2.9 million in the first nine months of 2020 compared to the first nine months of 2019 as a result the deferral of a portion of the interest due on the Company’s MUFG Indebtedness.

(F) Payments for income taxes

Payments made for income taxes decreased by $0.3 million in the first nine months of 2020 compared to the first nine months of 2019 as a result of lower UK taxes based on the Company’s expectation of a loss for UK tax purposes on the sale of two of its assets held for lease.

(ii) Investing activities

The Company did not acquire any aircraft during the first nine months of 2020. During the first nine months of 2019, the Company made a $0.2 million deposit for the acquisition of an aircraft. The deposit was returned to the Company during the fourth quarter of 2019. During the first nine months of 2020 and 2019, the Company received net cash of $3.2 million and $7.1 million, respectively, from asset sales.

(iii) Financing activities

During the first nine months of 2020 and 2019, the Company borrowed $2.1 million, in the form of paid-in-kind interest that was added to the outstanding principal balance, and $5.1 million, respectively, under the MUFG Indebtedness. During the same periods, the Company repaid $1.2 million and $44.3 million, respectively, of its total outstanding debt under the MUFG Credit Facility. Such repayments were funded by excess cash flow, the sale of assets and, in the 2019 period, a portion of the $44.3 million in proceeds from the Nord Loans. During the first nine months of 2020 and 2019, the Company’s special-purpose entities repaid $5.1 million and $5.5 million, respectively, of the Nord Loans. During the 2019 period, the Company also repaid $9.2 million of UK LLC SPE Financing. During the first nine months of 2020 and 2019, the Company paid approximately $1.7 million and $5.1 million, respectively, for debt issuance and amendment fees.

(iv) Off balance sheet arrangements

The Company has no material off-balance sheet arrangements.

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

Outlook

Drake Indebtedness. The Company and Drake are currently engaged in discussions regarding the satisfaction and discharge of the Drake Loan Agreement indebtedness. If the Company is not able to maintain compliance with the Drake Loan Agreement, or the Company and Drake are not able to reach agreement regarding such satisfaction and discharge, then Drake could declare the indebtedness due and if the Company was unable to raise sufficient capital or refinancing debt to repay all amounts owed under the Drake Indebtedness, or reach some settlement on the repayment of the Drake Indebtedness, Drake could foreclose upon the assets of the Company that secure the Drake Indebtedness, which consist of nearly all of the Company’s significant assets except for certain assets held in the Company’s single asset special-purpose financing subsidiaries.

COVID-19 Pandemic. As discussed below, in Factors that May Affect Future Results and Liquidity -- Impact of COVID-19 Pandemic, the COVID-19 pandemic has had and will continue to have a significant impact on the Company’s financial circumstances mainly due to the impact on the Company’s primary customers, regional airlines. The COVID-19 pandemic has resulted in a loss of revenue for such customers. This in turn has caused four of the Company’s eight customers to make requests for lease payment concessions and/or deferrals from the Company. The Company has so far been able to reach accommodations with its lenders to allow the Company with certain of its lessees to keep its leases with such lessees intact while giving such lessees short-term deferrals on lease obligations. If the financial fallout from the COVID-19 pandemic continues, and the Company receives additional requests from lessees for further concessions, then the Company may not be able to gain the agreement of its lenders for further corresponding concessions under its debt financings. If that occurs, then the Company may be required to terminate such leases and attempt to resell or release such assets, or the lenders themselves may foreclose upon such assets, and take possession of such assets as a remedy for default under the Company’s debt agreements. Beyond this short-term effect of the COVID-19 pandemic, there will be a medium-term effect on the Company through the lowered demand for aircraft capacity due to governmental health and safety protocols, shelter-in-place restrictions, passenger appetite for travel and discretionary spending. The onset of the COVID-19 pandemic reduced passenger air travel to a small fraction of what it was in prior years. This in turn has reduced the airlines’ need for aircraft capacity, resulting in a current excess supply of aircraft relative to demand for leased aircraft such as those owned by the Company. Some airlines may be forced to cease operations, which will further exacerbate the oversupply of aircraft for lease or sale. Even if the global economy quickly rebounds to pre-COVID-19 levels, the Company anticipates that it may take much longer for passenger air travel and demand for aircraft capacity to return to such levels and then grow beyond such levels that additional aircraft capacity is required, and uncertainties in our industry may prevent us from accessing the equity or debt capital markets on attractive terms or at all for a period of time, which could have an adverse effect on our liquidity position. Further, there is the potential for a widespread resurgence in COVID-19 cases that could prolong the economic recovery. To the extent that the Company is able to retain its aircraft on lease with lessees during this recovery period, this oversupply in the medium-term may not have a significant impact on the Company’s financial circumstances, other than a potential reduction in appraised values of the Company’s portfolio when it receives its periodic appraisals. If, however, at the time that the Company is required to repossess an aircraft upon termination or expiration of its lease, demand for aircraft for lease or purchase is still depressed, then the Company may experience substantial difficulty in locating a new lessee or purchaser for such aircraft.

Factors that May Affect Future Results and Liquidity

The Company’s business, financial condition, results of operations, liquidity, prospects and reputation could be affected by a number of factors. In addition to matters discussed elsewhere in this discussion, the Company believes the following are the most significant factors that may impact the Company; however, additional or other factors not presently known to the Company or that management presently deems immaterial could also impact the Company and its performance and liquidity. You should carefully consider the following discussion together with the section titled “Forward-Looking Statements” of this Quarterly Report on Form 10-Q.

Impact of COVID-19 Pandemic. The ongoing COVID-19 pandemic has had an overwhelming adverse effect on the Company during the first nine months of 2020, as it has had on all forms of transportation globally, but most acutely for the airline industry. The combined effect of fear of infection during air travel, quarantines, and international and domestic travel restrictions has caused a dramatic decrease in passenger loads in all areas of the world, not just in those countries with active clusters of COVID-19, as well as in airline ticket net bookings (i.e., bookings made less bookings canceled) of flights. This has led to significant cash flow issues for airlines, including some of the Company’s customers, and some airlines have been unable to timely meet their obligations under their lease obligations with the Company. For example, the Company has permitted one customer, which leases two regional jet aircraft, to defer quarterly payment of March and June 2020 rent to September 2020, and the Company has permitted another customer to reduce the amounts due in April, May and June 2020. In addition, the Company and two other customers, each of which leases an aircraft subject to a sales-type lease, are discussing remedies regarding non-payment of a portion of the lease payments due during the first through third quarters of 2020. Since the Company’s aircraft are financed with debt, rent payments fund the Company’s repayment of debt obligations, and any default under the leases by lessees will generally lead to a default by the Company under its loan obligations, and require the lender and the Company to agree to a financial workout with respect to such debt obligations. The Company has thus far been able to achieve such accommodations from its lenders with respect to lessees that have been unable to remain current in their obligations, but there is no assurance that if such lessees do not return to compliance in the near term, or other lessees who are now current in their obligations fall out of compliance, that the Company will be able to obtain concessions or a workout from its lenders with respect to the Company’s obligations under its debt agreements. Any significant nonpayment or late payment of lease payments by a significant lessee or combination of lessees could in turn impose limits on the Company’s ability to fund its ongoing operations as well as cause the Company to be unable to meet its debt obligations, which in turn could lead to an immediate acceleration of debt and foreclosure upon the Company's assets. If this were to occur, we may be prevented from accessing the equity or debt capital markets on attractive terms or at all for a period of time, given the volatility in securities and financial markets caused by the COVID-19 pandemic. Furthermore, for the duration of the pandemic and a period of financial recovery thereafter, including the impacts of a potential resurgence in COVID-19 cases, sale transactions are likely to be curtailed entirely or delayed while the industry returns to financial stability, which could impact the Company’s ability to implement any aspects of its Recapitalization Plan that require disposition of its assets.

Resolution of Drake Indebtedness. The Company and Drake are currently engaged in discussions regarding the satisfaction and discharge of the Drake Loan Agreement indebtedness. Drake has agreed to not require cash payment of interest accruing on the Drake Indebtedness and to add such interest to the outstanding principal of the loan to be repaid when the final settlement of the Drake Indebtedness is determined. The Company does not currently have sufficient cash to repay the Drake Indebtedness, which has a maturity date of March 31, 2021, and the Company is unlikely to raise sufficient capital through the sale of its portfolio of assets in the current market. If the Company is not able to maintain compliance with the Drake Loan Agreement, and raise sufficient capital or refinancing debt to repay all amounts owed under the Drake Indebtedness, or reach some settlement on the repayment of the Drake Indebtedness, then the Company’s financial condition and liquidity would be materially adversely affected and its ability to continue operations could be materially jeopardized, and Drake and would thereafter have the right to exercise any and all remedies for default under the Drake Loan Agreement. Such remedies include, but are not limited to, declaring the entire indebtedness immediately due and payable, and if the Company were unable to repay such accelerated indebtedness, foreclosing upon the assets of the Company that secure the Drake Indebtedness, which consist of all of the Company’s assets except for certain assets held in the Company’s special-purpose financing subsidiary.

Listing Compliance Deficiency Notice from NYSE American. On September 11, 2020, the Company received a deficiency letter from NYSE American Stock Exchange notifying the Company that it was not in compliance with the continued listing standards as set forth in Section 1003(a)(i) – (iii) of the NYSE American Company Guide (the “Company Guide”). The noncompliance arose from the Company’s financial statement showing a stockholders’ equity deficiency as of June 30, 2020 and net losses for the most recent fiscal years ended December 31, 2018 and December 31, 2019. The letter has no immediate effect on the listing of the Company’s common stock on the NYSE American and the Company’s common stock will continue to trade on the NYSE American while the Company takes measures in an attempt to regain compliance with the continued listing standards. As required by Company Guide, the Company has submitted a detailed plan of compliance to the NYSE American, advising the NYSE American of the actions the Company has taken, or plans to take, that would bring it into compliance with the continued listing standards within 18 months of receipt of the Deficiency Letter. There is no assurance that the Company will be able to achieve its plan within the required 18-month period, and if it fails to return to compliance by the end of that period, the NYSE American could de-list the Company’s stock. If that occurs, then liquidity of common stock held by the shareholders of the Company could be significantly impacted, as any trading in the Company’s securities would no longer be executed over the NYSE American Exchange but would have to be transacted through over-the-counter exchanges or pink sheets.

Availability of Financing. The Company currently has no sources for funding acquisition of aircraft assets. The Company will need to find a new source of acquisition funding, either through equity investment proceeds, a new revolving credit facility, or new asset-specific financing, or a combination of any of the three. Until the final Recapitalization Plan is executed the Company will not have any means to acquire new aircraft assets. There can be no assurance that the Company will be able to obtain such additional capital when needed, in the amounts desired or on favorable terms.

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

Nord Loan Risks. The special-purpose subsidiary that owns the three aircraft serving as collateral for the Nord Loans is the named borrower, and the Nord Loan is secured by the three aircraft are owned by the LLC Borrower. AeroCentury, as the parent corporation of each LLC Borrower, is not a party to the Term Loan agreement, but has entered into an agreement with lessees of the LLC Borrower to guarantee certain obligations to such lessees under each lessee’s lease agreement with an LLC Borrower and with Nord to guarantee certain representations, warranties and covenants delivered by the LLC Borrower to the Nord in connection with the refinancing transaction. As a result, although the Term Loans are non-recourse to AeroCentury, AeroCentury could become directly responsible for the LLC Borrower’s obligations under the Term Loan and the related lease agreements pursuant to these guaranty arrangements. Moreover, any noncompliance under the Term Loans by any LLC Borrower could negatively affect the liquidity, aircraft portfolio and reputation of the Company as a whole.

The required payments under each Nord Loan are expected to be funded by the operating lease rental revenue received from the lessee of and sales proceeds from the corresponding aircraft, and the LLC Borrower’s continued compliance with its Nord Loan will depend upon the lessee’s compliance with its lease payment obligations.

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

Concentration of Lessees. For the quarter ended September 30, 2020, the Company’s two largest customers accounted for approximately 32% and 28% of the Company’s monthly operating lease revenue. A lease default by or collection problem with one or a combination of any of the Company’s customers could have a disproportionately negative impact on the Company’s financial results, and, therefore, the Company’s operating results are especially sensitive to any negative developments with respect to these customers in terms of lease compliance.

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

Furthermore, the occurrence of unexpected adverse changes that impact the Company’s estimates of expected cash flow from an asset could result in an asset impairment charge against the Company’s earnings. The Company periodically reviews long-term assets for impairment, particularly when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment charge is recorded when the carrying amount of an asset is estimated to be not recoverable and exceeds its fair value. The Company recorded impairment charges as recently as the fourth quarter of 2019 and the first nine months of 2020 and may be required to record asset impairment charges in the future as a result of the impact of COVID-19 on the aviation industry, prolonged weak economic environment, challenging market conditions in the airline industry, events related to particular lessees, assets or asset types or other factors affecting the value of aircraft or engines.

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

Competitors in the niche that have lower costs of capital than the Company could have a significant advantage over the Company. Lower capital costs allow competitors to offer lower lease rates to carriers and/or the prices the competitor is able to pay for a leased asset. Due to the Company’s recent defaults under its MUFG Indebtedness, locating debt financing in line with the Company’s historical cost of capital in the short term could be difficult thereby exacerbating the competitive disadvantage of the Company with respect to cost of capital, until the Company re-establishes its financial stability following execution of its Recapitalization Plan.

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

Swap Counterparty Credit Risks. AeroCentury and the LLC Borrower have entered into certain interest rate swaps to hedge the interest rate risk associated the Nord Loan indebtedness. These interest rate swap agreements effectively convert the variable interest rate payments under the LLC Borrower Term Loan indebtedness to fixed rate payments. If an interest rate swap counterparty cannot perform under the terms of the interest rate swap due to insolvency, bankruptcy or other reasons, the Company would not receive payments due from the counterparty under that interest rate swap agreement, in which case, depending on interest rate conditions at the time of such default, the Company could be unable to meet its variable interest rate debt obligations and may default under one or more loan agreements. In such a case, the debt under the loan agreement could be accelerated and become immediately due and payable, the collateral securing the loan indebtedness could be foreclosed upon, and/or the Company might incur a loss on the fair market value of the interest rate swap agreement. Any such outcome could have a material adverse effect on the Company’s performance, liquidity and ability to continue operations.

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

In the course of the review of the consolidated financial results of the Company for the three months and nine months ended September 30, 2018, the Company identified a material weakness in its internal control over financial reporting (“Internal Control”) at September 30, 2018 related to the Company’s incorrect accounting for management fees and acquisition fees associated with the Management Agreement between JetFleet Holding Corp. (“JHC”) and the Company. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although the Company implemented controls over identifying the proper accounting treatment for the JHC acquisition and those controls operated as of December 31, 2018, the Company’s tax review control did not identify a complex component of the acquisition accounting, resulting in an adjustment to the Company’s tax expense in 2018. Management has determined that this deficiency continues to constitute a material weakness as of September 30, 2020. Management is in the process of enhancing the tax review control related to unusual transactions the Company may encounter.

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s Disclosure Controls as of September 30, 2020. Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of September 30, 2020 due to the material weakness described above.

Changes in Internal Control. No change in the Company’s Internal Control occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

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
10.1
Consent and Release Agreement of Borrower Parties, entered into by the Company and its subsidiaries, JetFleet Holding Corp. and JetFleet Management Corp, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities Exchange Commission on November 2, 2020.

10.2
First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of October 30, 2020, by and between the Company, Drake Asset Management Jersey Limited, and UMB Bank, N.A., incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Securities Exchange Commission on November 2, 2020.

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

AEROCENTURY CORP.
Date: November 12, 2020	By:	/s/ Harold M. Lyons
Name: Harold M. Lyons
Title: Senior Vice President-Finance and
Chief Financial Officer