Form 10-Q/A
period 2020-09-30
AEROCENTURY CORP
filed 2020-11-12
CIK 1036848

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

EXPLANATORY NOTE

AeroCentury Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (the “Original Form 10-Q”). This Amendment is being filed solely to insert inadvertently omitted dates for the certificates filed as Exhibit 31.1 and 31.2 and furnished as Exhibit 32.1 and 32.2 with the Original Form 10-Q.  Nothing in the Form 10-Q is being amended other than the dating of the Exhibits as described above.

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