Form 10-K
period 2020-12-31
AEROCENTURY CORP
filed 2021-04-15
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the registrant’s common stock as of such date, as reported by the NYSE American Exchange) was $2,910,200. Shares of common stock held by the registrant's officers and directors and beneficial owners of 10% or more of the outstanding shares of the registrant's common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates of the registrant; however, the treatment of these persons as affiliates of the registrant for purposes of this calculation is not, and shall not be considered, a determination as to whether any such person is an affiliate of the registrant for any other purpose.

The number of shares of the registrant’s common stock outstanding as of April 15, 2021 was 1,545,884.

As used in this report, unless the context indicates otherwise, “AeroCentury” refers to AeroCentury Corp. and the “Company” refers to AeroCentury together with its consolidated subsidiaries.

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statement in this report other than statements of historical fact may be a forward-looking statement for purposes of these provisions, including any statements of the Company’s plans and objectives for future operations, the Company’s future financial condition or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," “projected,” “intends,” “believes,” or "continue," or the negative thereof, or other comparable terminology, are forward-looking statements.

Forward-looking statements in this report include statements about the following matters, although this list is not exhaustive:

● the approval by the Bankruptcy Court of various first day motions that are intended to enable the Company to continue existing operations without interruption during the pendency of its bankruptcy proceedings;

● the Company’s ability to construct and gain approval from the Bankruptcy Court of its proposed plan of reorganization;

● the expected timing with respect to the Company’s exit from the bankruptcy process;

● the resolution of the Drake Indebtedness (as defined below) through the conduct of an auction sale within the bankruptcy process for the collateral securing such indebtedness;

● the sufficiency of available cash required to fund the Company’s bankruptcy proceeding along with its other ongoing operational costs;

● the Company’s use of the PPP Loan proceeds and the potential forgiveness of principal due under such loans;

● the availability of debt or equity financing to fund the restart of the Company’s aircraft leasing business upon exit from bankruptcy;

● the impact of certain industry trends on the Company and its performance;

● the ability of the Company and its customers to comply with applicable government and regulatory requirements in the numerous jurisdictions in which the Company and its customers operate;

● the Company’s cyber vulnerabilities and the anticipated effects on the Company if a cybersecurity threat or incident were to materialize;

● general economic, market, political and regulatory conditions, including anticipated changes in these conditions and the impact of such changes on customer demand and other facets of the Company’s business; and

● the impact of any of the foregoing on the prevailing market price and trading volume of the Company’s common stock.

All of the Company’s forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those projected or assumed by such forward-looking statements. Among others, the factors that could cause such differences include: the Company’s ability to obtain the Bankruptcy Court approvals for motions necessary for the Company to continue its business and execute its reorganization plan; the ongoing effects on the airline industry and global economy of the COVID-19 pandemic or any other public health emergencies; the impact on the industry from a terrorist attack involving air travel; the ability of the Company to raise debt or equity financing when needed on acceptable terms and in desired amounts, or at all; the Company’s ability to execute its reorganization plan successfully if approved; any noncompliance by the Company's lessees with respect to their obligations under their respective leases, including payment obligations; any economic downturn or other financial crisis; any inability to compete effectively with the Company’s better capitalized competitors; limited trading volume in the Company's stock; and the other factors detailed under "Factors That May Affect Future Results and Liquidity" in Item 7 of this report. In addition, the Company operates in a competitive and evolving industry in which new risks emerge from time to time, and it is not possible for the Company to predict all of the risks it may face, nor can it assess the impact of all factors on its business or the extent to which any factor or combination of factors could cause actual results to differ from expectations. As a result of these and other potential risks and uncertainties, the Company’s forward-looking statements should not be relied on or viewed as predictions of future events.

This cautionary statement should be read as qualifying all forward-looking statements included in this report, wherever they appear. We urge you to consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of forward-looking statements. All forward-looking statements and descriptions of risks included in this report are made as of the date hereof based on information available to the Company as of the date hereof, and except as required by applicable law, the Company assumes no obligation to update any such forward-looking statement or risk for any reason. You should, however, consult the risks and other disclosures described in the reports the Company files from time to time with the Securities and Exchange Commission (“SEC”) after the date of this report for updated information.

Table of Contents

PART I

Item 1.  Business.

Item 1A. Risk Factors.

Item 1B. Unresolved Staff Comments.

Item 2.  Properties.

Item 3.  Legal Proceedings.

Item 4.  Mine Safety Disclosures.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.  Selected Financial Data.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8.  Financial Statements and Supplementary Data.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Item 9B. Other Information.

PART III 23

Item 10.  Directors, Executive Officers and Corporate Governance.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Item 14.  Principal Accountant Fees and Services.

PART IV

Item 15.  Exhibits, Financial Statements Schedules.

Item 16.  Form 10-K Summary.

PART I

Item 1.  Business.

Business of the Company

The Company is engaged in the business of investing in used regional aircraft equipment and leasing the equipment to foreign and domestic regional air carriers. The Company’s principal business objective is to acquire aircraft assets and manage those assets in order to provide a return on investment through lease revenue and, eventually, sale proceeds. The Company strives to achieve this objective by reinvesting cash flow from operations and using short-term and long-term debt and/or equity financing. The Company believes its ability to achieve this objective depends in large part on its success in three areas: asset selection and acquisition, lessee selection and obtaining financing to acquire aircraft and engines. As passive investor interest in aircraft assets has increased, there has been increasing demand from such individual passive investors, or investment fund managers, for professional third-party aircraft leasing and portfolio management. The Company has begun to explore third-party management service contracts as an additional source of revenue that takes advantage of the Company’s reputation, experience and expertise in this area.

As of December 31, 2020, the Company’s aircraft portfolio consisted of (i) six aircraft held for lease, (ii) seven aircraft held for sale and (iii) two aircraft being sold in parts (“Part-out Assets”). Three of the held-for-sale aircraft were sold in March 2021. Most of the Company’s aircraft are mid-life regional aircraft, and its customer base consists of six airlines operating in four countries. The Company also has sales-type finance lease receivables collateralized by two aircraft.

Bankruptcy. As previously reported in our Report on Form 8-K filed with the Securities Exchange Commission on March 30, 2021, the Company and its subsidiaries, JetFleet Holding Corp. and JetFleet Management Corp., filed on March 29, 2021 a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The filing was made in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 21-10636 (the “Chapter 11 Case”). The Company also filed motions with the Bankruptcy Court seeking authorization to continue to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company expects to continue its existing operations without interruption during the pendency of the Chapter 11 Case. To maintain and continue uninterrupted ordinary course operations during the Chapter 11 Case, the Company has filed a variety of “first day” motions seeking approval from the Court for various forms of customary relief. These motions are designed primarily to minimize the effect of bankruptcy on the Company’s operations, customers and employees, copies of which were described in the Company’s Report on Form 8-K filed with the SEC on March 30, 2021. One of the first day orders requested of the Bankruptcy Court was approval of an auction sale (“Auction Sale”) process of the aircraft collateral (the “Drake Collateral”) that secures the indebtedness (the “Drake Indebtedness”) owed by the Company to its single secured creditor, Drake Asset Management Jersey Limited (“Drake”). The Drake Collateral comprises all of the aircraft assets currently owned by the Company, other than two DHC-8 turboprop aircraft on lease to Kenyan lessees, and the Part-out Assets. If completed, the Auction Sale of the Drake Collateral is expected to resolve in full the Company’s obligations under the Drake Indebtedness.

Impact of COVID-19. In March 2020, the World Health Organization (“WHO”) declared the novel strain of coronavirus (“COVID-19”) a pandemic, and since such time the pandemic has continued to have wide-ranging impacts on business activities, social behaviors, government functions and the global economy more broadly. The ongoing pandemic has had an overwhelming effect on all forms of transportation globally, but most acutely for the airline industry. The combined effect of fear of infection during air travel and shifting international and domestic travel restrictions has caused a dramatic decrease in passenger loads in all areas of the world, not just in those countries with active clusters of COVID-19. This has led to significant cash flow issues for airlines, including some of the Company’s customers.

Furthermore, for the duration of the pandemic and a period of financial recovery thereafter, sale and acquisition transactions in the industry have been curtailed entirely or delayed while the industry returns to financial stability. The widespread financial effects of the COVID-19 pandemic on the commercial passenger aviation industry has been a major factor in the Company’s need to seek Chapter 11 bankruptcy protection, as this protection provides the Company the time and means to reorganize its business and enable it to continue as a result of executing its recapitalization and restructuring plan. While the Company’s current intention is that its business model will not significantly change in any recapitalization and restructuring plan, it is possible that upon exit from reorganization there could be substantial revisions to the Company’s business model and changes in the Company’s focus within the aviation leasing or finance industries.

Asset Selection and Acquisition. The Company does not anticipate it will have any acquisition activity during the pendency of the Chapter 11 Case. If the Company exits from the Chapter 11 Case as an operating enterprise, the Company would require a new source of acquisition financing in order to commence rebuilding a new portfolio of assets.

The Company has historically acquired assets in one of three ways. The Company purchased an asset already subject to a lease and assumed the rights and obligations of the seller, as lessor under the existing lease. Additionally, the Company has purchased assets from an air carrier and leased them back to the air carrier. Finally, the Company has occasionally purchased an asset from a seller and then immediately entered into a new lease for the aircraft with a third-party lessee. In this last instance, the Company typically would not purchase an asset unless a potential lessee has been identified and has committed to lease the asset.

In the past, the Company has located customers through marketing efforts utilizing website listings, attendance at industry conferences, referrals from existing industry contacts and current customers, as well as focused advertising.

The Company generally targeted used regional aircraft with purchase prices between $10 million and $20 million and lease terms of three to ten years. In identifying and selecting assets for acquisition, the Company evaluates, among other things, the type of asset, its current price and projected future value, its versatility or specialized uses, the current and projected availability of and demand for that asset, and the type and number of future potential lessees. Because the Company has extensive experience in purchasing, leasing and selling used regional aircraft, it believes it has the expertise and industry knowledge to purchase these assets at appropriate prices and maintain an acceptable overall on-lease rate for them.

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

Lessee Selection. The Company’s customer base has primarily consisted of regional commercial aircraft operators located in globally diverse markets and seeking to access aircraft under operating leases. Once it exits bankruptcy, the Company expects to continue to target these customer markets for the foreseeable future. When considering whether to enter into transactions with a lessee, the Company generally reviews the lessee’s creditworthiness, growth prospects, financial status and backing; the experience of its management; and the impact of legal and regulatory matters in the lessee’s market, all of which are weighed in determining the lease terms offered to the lessee. In addition, it is the Company’s policy to monitor the lessee’s business and financial performance closely throughout the term of the lease, and, if requested, provide assistance drawn from the experience of the Company’s management in many areas of the air carrier industry. Because of its “hands-on” approach to portfolio management, the Company believes it is able to enter into transactions with lessees in a wider range of markets than may be possible for traditional, large lending institutions and leasing companies.

Availability of Financing. The Company does not anticipate that any acquisition financing will be available to it during the pendency of the Chapter 11 proceedings. See Item 7 of this report for more information about trends in and expectations about the Company’s performance and liquidity.

Competition. As an aircraft lessor, the Company competes with other leasing companies, banks, financial institutions, private equity firms, aircraft leasing syndicates, aircraft manufacturers, distributors, airlines and aircraft operators, equipment managers, equipment leasing programs and other parties for its regional air carrier customers. Many of these competitors have longer operating histories, more experience, larger customer bases, more expansive brand recognition, deeper market penetration and significantly greater financial resources. Competition in this industry is based on a number of factors, including price, lease terms, variety of product selection (in other words, the type(s) of aircraft available for lease), reputation, ability to execute transactions as committed, and customer service.

Prior to the COVID-19 pandemic, competition was intense as competitors who have traditionally neglected the regional air carrier market began to focus on this market. The industry also experienced new entrants to the market, as well as a number of consolidations of smaller leasing companies, creating a handful of very large companies operating in this market. The entry of traditional large aircraft lessors into the regional aircraft niche, particularly those with greater access to capital than the Company, led to fewer acquisition opportunities for the Company and lower lease yields to the Company, as well as fewer renewals of existing leases or new leases of existing aircraft.

The COVID-19 pandemic has disrupted the airline industry, as many airline customers have grounded aircraft and are seeking rent holidays or terminating leases, and in the absence of such lessor accommodations are defaulting on lease obligations. Many of the Company’s aircraft leasing competitors have left the market, been acquired, or, like the Company, are shedding assets in order to raise cash to resolve debt non-compliance. In the near and medium term, those lessors with substantial cash reserves and/or available acquisition financing for speedy closings will have opportunities for profitable transactions and will have a significant competitive advantage in the market.

The Company believes that if it can successfully and expeditiously complete its Chapter 11 restructuring process, which would require the resolution of its debt obligations to its single remaining secured creditor, and if the Company is successful in obtaining committed acquisition financing upon its exit from Chapter 11, it may be able to capture some of the opportunities created by the financial fallout from the pandemic, and leverage the Company’s experience and operational efficiency in financing transactions of the size and structure that are often overlooked by larger competitors.

Dependence on Significant Customers

For the year ended December 31, 2020, the Company’s five largest customers accounted for 27%, 23%, 19%, 15%, and 14% of operating lease revenue. For the year ended December 31, 2019, the Company’s five largest customers accounted for 23%, 23%, 16%, 14%, and 10% of operating lease revenue. If the Auction Sale of the Drake Collateral is completed, the Company’s sole customers would be located in Kenya, for which the Company has not received payments due under the two sales-type finance leases since early 2020. Unless and until the Company acquires a significant number of assets with a diverse range of lessees, the Company’s portfolio will carry a high risk of customer and geographic concentration.

Regulations

The Company is subject to compliance with federal, state and local government regulations. Among these, as a company engaged in international trade, these include the Foreign Corrupt Practices Act, and various export control, money laundering, and anti-terrorism laws and regulations promulgated by the U.S. Department of Commerce and the Department of Treasury. Furthermore, as an owner of aircraft, provisions regulating the discharge of greenhouse gas emissions (including carbon dioxide (CO2)) into the environment, aircraft noise regulations, and remedial agreements or other actions relating to these provisions or the environment may become applicable to the Company. To date, the cost of compliance with these laws has not had, and is not expected to have, a material effect on the Company’s capital expenditures, financial condition, results of operations or competitive position.

Human Capital

As of December 31, 2020, the Company had 9 total employees, including 8 full-time employees. Nearly all of the employees of the Company have substantial tenure with the Company and are viewed as a valuable resource for the Company. Therefore, employee retention is an important goal for management, particularly as the Company seeks to restructure and reorganize. Until the acquisition of its management company, JetFleet Management Corp., (“JMC”) in 2018, the Company did not have employees, as management of the Company was provided by employees of JMC. Since acquiring JMC, the Company, under the guidance of the Compensation Committee of the Board of Directors, has adopted annual cash-based discretionary bonus incentive programs, and may adopt a cash program or possibly add a stock-based incentive program to promote employee retention, when and if the Company’s financial circumstances permit.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2020, the Company did not own any real property, plant or materially important physical properties. The Company leases its principal executive office space at 1440 Chapin Avenue, Suite 310, Burlingame, California 94010 under a lease agreement that expires on January 31, 2023.

For information regarding the aircraft assets owned by the Company, refer to the information under “Fleet Summary” in Item 7 of this report and Notes 2 and 3 to the Company’s consolidated financial statements in Item 8 of this report.

Item 3.  Legal Proceedings.

Voluntary Bankruptcy Filing. See Item 8 - Financial Statements and Supplementary Data – Note 1(e) to Financial Statements.

Ordinary Course Litigation. The Company from time to time engages in ordinary course litigation incidental to the business, typically relating to lease collection matters against defaulting lessees and mechanic’s lien claims by vendors hired by lessees. Although the Company cannot predict the impact or outcome of any of these proceedings, including, among other things, the amount or timing of any liabilities or other costs it may incur, none of the pending legal proceedings to which the Company is a party or any of its property is subject is anticipated to have a material effect on the Company’s business, financial condition or results of operations.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded on the NYSE American Exchange under the symbol “ACY.”

Number of Holders

According to the Company’s transfer agent, the Company had approximately 1,700 stockholders of record as of April 15, 2021. Because brokers and other institutions and nominees hold many of the Company’s shares of Common Stock on behalf of beneficial owners, the Company is unable to estimate the total number of beneficial owners represented by those nominees.

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

Overview

The Company has historically provided leasing and finance services to regional airlines worldwide and has been principally engaged in leasing mid-life regional aircraft to customers worldwide under operating leases and finance leases. In addition to leasing activities, the Company has also sold aircraft from its operating lease portfolio to third parties, including other leasing companies, financial services companies, and airlines. Its operating performance is driven by the composition of its aircraft portfolio, the terms of its leases, and the interest rate of its debt, as well as asset sales.

The COVID-19 pandemic has led to significant cash flow issues for many lessors. Some of the Company’s customers were unable to timely meet their obligations under their lease obligations with the Company during 2020. This in turn has caused those lessees to make requests for lease payment concessions and/or deferrals from the Company, which in turn impacted the Company’s cash flow. The onset of the COVID-19 pandemic substantially impeded the Company’s ability to regain compliance with its debt covenants under its credit facility with lenders led by agent bank MUFG Union Bank (the “MUFG Lenders”), which credit facility was in default prior to the COVID-19 pandemic due to the failure of the Company’s largest customer, a European regional carrier.

Average portfolio utilization was approximately 88% and 95% during 2020 and 2019, respectively. The year-to-year decrease was due to aircraft sales during 2020 and aircraft that were on lease in 2019, but off lease in 2020.

Net loss for 2020 and 2019 was $42.2 million and $16.7 million, respectively, resulting in basic and diluted loss per share of $(27.33) and $(10.78), respectively. Pre-tax profit margin (which the Company calculates as its (loss)/income before income tax (benefit)/provision as a percentage of its revenues and other income) was (284%) and (49%) in 2020 and 2019, respectively.

Due to the Company’s default under its indebtedness, the Company was unable to purchase any aircraft during 2020. During 2020, the Company sold one aircraft that been held for sale and two aircraft that had been held under operating leases. A customer that financed an aircraft that had been held under a sales-type lease and a customer that financed three aircraft under direct financing leases exercised purchase options during 2020. The Company ended the year with a total of six aircraft held for lease, with a net book value of approximately $46 million. This represents a 58% decrease compared to the net book value of the Company’s aircraft and engines held for lease at December 31, 2019. In addition to the aircraft held for lease at year-end, the Company held two aircraft subject to finance leases and held seven aircraft and airframe parts from two aircraft held for sale.

Since September 2019, the Company has been primarily occupied with the workout of its debt with the MUFG Lenders and with the special purpose debt on six aircraft financed with NordDeutsche Landesbank Girozentrale, New York Branch (“Nord LB”).

The workout with the MUFG Lenders culminated in the sale of the MUFG indebtedness to Drake in October 2020, which consisted of $87.9 million loan indebtedness to the MUFG Lenders, including deferred interest, and approximately $3.1 million owed to MUFG Bank, Ltd for termination of interest rate swaps entered into with respect to the Drake Indebtedness (collectively, the “MUFG Indebtedness”).

The Company’s special purpose financing debt owed to Nord LB related to three of the Company’s assets was repaid in full as a result of dispositions of the three aircraft over the course of the last two years. In March 2021, the Company sold its membership interest in ACY E-175 LLC (“ACY E-175”), and the buyer assumed the last refinancing debt owed to Nord LB.

On March 29, 2021, the Company and its subsidiaries, JetFleet Holding Corp. and JetFleet Management Corp. (“the Debtors”) filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. The Company also filed motions with the Bankruptcy Court seeking authorization to continue to operate its businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. The Company expects to continue existing operations without interruption during the pendency of the Chapter 11 Case. To maintain and continue uninterrupted ordinary course operations during the Chapter 11 Case, the Debtors have filed a variety of “first day” motions seeking approval from the Court for various forms of customary relief. These motions are designed primarily to minimize the effect of bankruptcy on the Company’s operations, customers and employees. The Company intends to conduct an Auction Sale of the collateral securing the Drake Indebtedness, which comprises nearly all of the aircraft assets currently owned by the Company, as part of its Chapter 11 proceeding in order to satisfy the Company’s obligations pursuant to the Drake Indebtedness to Drake, the Company’s sole secured lender. The Company has entered into a stalking horse agreement with an affiliate of Drake for the sale of the Drake Collateral to Drake in full satisfaction of the Company’s obligations under the Drake Indebtedness. If the Auction Sale is completed, the Company would be left with only the Part-out Assets and sales-type finance lease receivables from two customers in Kenya, for which the Company has not received payments since early 2020.

Fleet Summary

(a) Assets Held for Lease

Key portfolio metrics of the Company’s aircraft held for lease as of December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020	December 31, 2019
Number of aircraft and engines held for lease	6	11

Weighted average fleet age	14.4 years	11.8 years
Weighted average remaining lease term	29 months	41 months
Aggregate fleet net book value	$45,763,100	$108,368,600

	For the Years Ended December 31,
	2020	2019
Average portfolio utilization	88%	95%

The following table sets forth the net book value and percentage of the net book value, by type, of the Company’s assets that were held for lease at December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
Type	Number owned	% of net book value	Number owned	% of net book value
Regional jet aircraft:
Canadair 700	3	38%	3	20%
Canadair 900	1	29%	1	13%
Embraer 175	-	-%	3	26%
Canadair 1000	-	-%	2	21%
Turboprop aircraft:
Bombardier Dash-8-400	2	33%	2	20%

The Company did not purchase any aircraft during 2020 and sold one aircraft that been held for sale, one aircraft that had been held under a sales-type lease, three aircraft that had been held under direct financing leases and two aircraft that had been held under operating leases, as well as certain aircraft parts.

During 2019, the Company purchased no aircraft and sold one aircraft that had been held for lease, one aircraft that had been reclassified during the year from held for lease to a sales-type finance lease and two aircraft and an engine that been held for sale, as well as certain aircraft parts. The Company also reclassified three aircraft from held for lease to held for sale.

The following table sets forth the net book value and percentage of the net book value of the Company’s assets that were held for lease at December 31, 2020 and December 31, 2019 in the indicated regions (based on the domicile of the lessee):

	December 31, 2020		December 31, 2019
Region	Net book value	% of net book value	Net book value	% of net book value
North America	$30,433,100	67%	$63,799,600	59%
Europe and United Kingdom	15,330,000	33%	44,569,000	41%
	$45,763,100	100%	$108,368,600	100%

For the year ended December 31, 2020, approximately 50%, 19%, 15% and 14% of the Company’s operating lease revenue was derived from customers in the United States, Spain, Canada and Croatia, respectively. For the year ended December 31, 2019, approximately 30%, 23%, 23% and 10% of the Company’s operating lease revenue was derived from customers in the United States, Spain, Slovenia and Croatia, respectively. Operating lease revenue does not include interest income from the Company’s finance leases. The following table sets forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Years Ended December 31,
	2020		2019
Region	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue
Europe	3	35%	4	59%
North America	3	65%	3	40%
Asia	-	-%	1	1%

At December 31, 2020 and December 31, 2019, the Company also had two aircraft and six finance lease receivables, respectively, collateralized by aircraft. For the year ended December 31, 2020, 100% of the Company’s finance lease revenue was derived from a customer in Europe. For the year ended December 31, 2019, approximately 57% and 43% of the Company’s finance lease revenue was derived from customers in Africa and Europe, respectively.

(b) Assets Held for Sale

Assets held for sale at December 31, 2020 consisted of three Canadair 900 aircraft, three Embraer 175 aircraft, one Bombardier Dash-8-300 aircraft and airframe parts from two turboprop aircraft. The three Embraer 175 aircraft were owned by a special-purpose subsidiary of the Company. The aircraft, restricted cash and debt obligations, including derivative liability, of the subsidiary were classified as held for sale at December 31, 2020, and the subsidiary was sold during March 2021.

Results of Operations

(i) Revenues and Other Income

Revenues and other income decreased by 63% to $16.2 million in 2020 from $43.6 million in 2019. The decrease was primarily a result of decreased operating lease, maintenance reserves and finance lease revenues in 2020.

Operating lease revenue decreased by 40% to $15.5 million in 2020 from $25.6 million in 2019, primarily due to reduced rent income resulting from the early termination of four aircraft leases with one of the Company’s customers in the third quarter of 2019.

Maintenance reserves that are retained by the Company at lease end are recorded as revenue at that time and decreased by 99% in 2020 from 2019. The Company recorded $0.2 million of such revenue during 2020 when an aircraft that had been on lease was returned to the Company and the lease was terminated. During 2019, the Company recorded $17.0 million of such revenue, arising from maintenance reserves retained upon the termination of four aircraft leases with one customer.

Finance lease revenue decreased by 93% to $0.1 million in 2020 from $0.9 million in 2019 as a result of the exercise of purchase options by the customer for three aircraft during the first quarter of 2020 that had been subject to direct finance leases. The Company is accounting for its two sales-type leases on a non-accrual basis as payments are received.

(ii) Expenses

Total expenses decreased by 4% to $62.0 million in 2020 from $64.8 million in 2019. The decrease was primarily a result of decreases in depreciation, asset impairment losses and bad debt expense, the effects of which were partially offset by increases in interest expense and professional fees and general and administrative and other expenses.

Depreciation expense decreased 39% to $7.0 million in 2020 from $11.6 million in 2019 primarily as a result of the reclassification of four aircraft from held for lease to held for sale during the third quarter of 2019, as well as a decrease in depreciation for two aircraft that were written down to their estimated sale values during the second quarter of 2020 and were sold during the fourth quarter.

During 2020, the Company recorded impairment losses totaling $14,639,900 for seven of its aircraft held for lease, comprised of (i) $7,006,600 for two aircraft that were written down to their sales prices, less cost of sale and (ii) $7,633,300 for five aircraft that were written down based on third-party appraisals. The Company also recorded losses of $11,337,200 for a turboprop aircraft and three regional jet aircraft that are held for sale and that were written down based on third-party appraisals and $2,774,700 for three regional jet aircraft and two turboprop aircraft that are being sold in parts based on estimated sales prices, less cost of sale, provided by the part-out vendors. During 2019, the Company recorded impairment charges totaling $31.0 million on four assets held for sale, based on appraised values, and five assets held for sale, based on expected sales proceeds. As a result of four lease terminations during 2019, the appraised values were based on the maintenance-adjusted condition of the aircraft, rather than the previous basis, which reflected future cash flows under the leases.

During 2019, as a result of payment delinquencies by two customers that financed three of the Company’s aircraft under finance leases, one of which was paid in full by the customer in early 2020, the Company recorded a bad debt expense of $2.9 million. During 2020, the Company recorded an additional bad debt expense of $1.5 million related to the finance leases of the two remaining aircraft to these customers.

The Company’s interest expense increased by 49% to $16.8 million in 2020 from $11.3 million in 2019, primarily as a result of a higher average interest rate and interest expense related to the termination of the Company’s two MUFG Swaps in 2020, the effects of which were partially offset by a lower average debt balance.

Professional fees, general and administrative and other expenses increased 15% to $4.6 million in 2020 from $4.0 million in 2019, primarily due to increased legal fees related to the May 2020 MUFG Indebtedness amendment and litigation relating to an activist shareholder, which was completed in 2020, consulting fees related to the May 2020 MUFG Indebtedness amendment and increased amortization related to the Company’s office lease right of use, the effects of which were partially offset by decreased travel expenses.

The Company had a tax benefit of $3.6 million for the year ended December 31, 2020 compared to tax benefit of $4.5 million for the year ended December 31, 2019. The effective tax rate for the year ended December 31, 2020 was a 7.8% tax benefit compared to a 21.3% tax benefit for the year ended December 31, 2019. The difference in the effective income tax rate from the normal statutory rate was primarily related to recording a $7.5 million valuation allowance in the current period on the Company’s U.S. and foreign deferred tax assets after concluding that the Company’s net U.S. and foreign deferred tax assets are not supported by either future taxable income or availability of future reversals of existing taxable temporary differences, or available refunds from carryback of foreign operating losses.

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

Liquidity and Capital Resources

At December 31, 2020, the Company had total book assets of approximately $93.4 million and liabilities of $111 million, resulting in a negative book equity of $17.6 million. The largest portion, $92.4 million, of the Company’s debt is owed to Drake and was payable with accrued interest on March 31, 2021.

The Company did not have the resources to meet its obligations to repay the Drake debt when due on March 31, 2021, which is a principal reason for its decision to file for protection under Chapter 11 of the bankruptcy code, as discussed in Note 1(e). Management has also recognized that the Company requires additional funding to continue its operations and has not identified a source for such funding to date. Although management plans include securing additional funding, it cannot conclude that it is probable that such plan will be achieved and mitigate the conditions that led to substantial doubt about the Company’s ability to continue as a going concern. The Company’s poor financial position, including its poor short-term liquidity given the impending maturity of the Drake debt, the amount of liability under the Drake debt in relation to the fair value of the Company’s assets and the uncertainty of generating sufficient funds over the year after publication of its financial statements to continue operations have led the Company to conclude that there is substantial doubt about its ability to continue as a going concern.

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to successfully implement a plan of reorganization, among other factors, and the realization of assets and the satisfaction of liabilities are subject to uncertainty. Further, any plan of reorganization could materially change the amounts of assets and liabilities reported in the accompanying consolidated financial statements. The consolidated financial statements presented in this Annual Report on Form 10-K have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern or as a consequence of its Chapter 11 filing.

(a) MUFG Credit Facility and Drake Indebtedness

On May 1, 2020, the Company and the MUFG Lenders entered into a Fourth Amended and Restated Loan and Security Agreement (the "MUFG Loan Agreement") that amended and restated the existing agreement regarding the Company's indebtedness to the MUFG Lenders and granted forbearances of the existing defaults and events of default under the MUFG Loan Agreement. On October 30, 2020, Drake purchased all of the indebtedness of the Company under the MUFG Loan, totaling approximately $87.9 million as well as all of the Company's indebtedness to MUFG Bank, Ltd. of approximately $3.1 million for termination of interest rate swaps entered into with respect to such MUFG Loan Agreement indebtedness.  The purchase and sale was consented to by the Company pursuant to a Consent and Release Agreement of Borrower Parties, entered into by the Company and its subsidiaries.

On the same day, the Company entered into an Amendment No. 1 to the MUFG Loan Agreement (“Amendment No. 1”) with Drake and UMB Bank, N.A., the replacement Administrative Agent under the MUFG Loan Agreement, to amend the MUFG Loan Agreement to: (i) defer the cash component of any monthly interest payments due under the MUFG Loan Agreement, commencing with the payments due for March 2020, and capitalize and add such deferred interest to the principal balance of the indebtedness until such time as the indebtedness is repaid; (ii) require lender approval for any material changes in lease terms with respect to the collateral; and (iii) delete certain financial reporting requirements and change required frequency of certain other surviving reporting requirements. The indebtedness continues to be secured by a first priority lien on all of the Company's assets, including the Company’s aircraft portfolio.

The Company and Drake have entered into an Asset Purchase Agreement (“Stalking Horse Agreement”)  for the sale of the Drake Collateral, subject to better and higher offers.  The Stalking Horse Agreement was entered into in conjunction with the filing by the Company of its Chapter 11 Case.  The Company  has requested the Court approve certain bidding procedures with respect to the Auction Sale for the Drake Collateral and other Company’s assets, in order to fund repayment of its indebtedness to Drake, as its sole secured lender. The consummation of a sale of Drake Collateral in the Auction Sale on terms as set forth in the Stalking Horse Agreement, or pursuant to higher and better offers, is expected to resolve in full the Company’s obligations owed pursuant to the Drake Indebtedness.

Following is a summary of the principal terms and conditions of the Stalking Horse Agreement:

●  Assets Covered. The Stalking Horse Agreement covers the Drake Collateral, consisting of  ten aircraft assets and related leases (“Assumed Leases”) over which Drake holds a first priority lien that secures the Drake Indebtedness.

●
Purchase Price. The aggregate consideration for the purchase of the Drake Collateral is an amount equal to the amount of the outstanding secured obligations.

●
Sale Order Approval Required. The mutual obligations for the purchase and sale of the Drake Collateral is subject to the entry of an order by the Bankruptcy Court authorizing the purchase transaction as the best and highest offer available with respect to such  assets.

●
Excluded Assets. Certain assets are not being sold to Drake pursuant to the Stalking Horse Agreement (“Excluded Assets”), including two aircraft on lease to Kenyan lessees, and certain aircraft and an engine that are being parted out under consignment arrangements, which Excluded Assets shall remain free and clear of Drake claims, if and when the sale of the Drake Collateral pursuant to the Stalking Horse Agreement or to another higher and better offer is consummated.

●
Economic Closing Date Allocation. Lease revenue received with respect to the Drake Collateral shall be allocated based on a February 1, 2021 economic closing date (the “ECD”). Any lease revenue received by the Company for periods prior to the ECD shall be the property of the Company. Any lease revenue received that relates to any period after the ECD (“Post-ECD Proceeds”) shall be held by the Company for the benefit of Drake and remitted to Drake pursuant to terms of the cash collateral order entered into in connection with the Company's Chapter 11 Case.

●
Assumed Liabilities. Drake shall assume liability for (a) any amounts required to be paid by the Company pursuant to section 365 of the Bankruptcy Code in connection with the assumption and assignment of the Assumed Leases; (b) all costs of obtaining necessary consents to assignment of the Assumed Leases (to the extent not assignable pursuant to contract or applicable law); (c) all of the legal fees payable to lessees under the Assumed Leases incurred in connection with legal review and negotiation of the lease novation or assignment documents for the Assumed Leases, and 50% of the Company’s legal fees for such legal review and negotiation; (d) sales, use, documentary, transfer, property, bulk, stamp, ad valorem or similar tax imposed on the assignment and transfer of the Drake Collateral, and any related penalties, or interest incurred; (e) reimbursements payable to a lessee upon completion of specific qualified maintenance projects, as defined and specified under any Assumed Lease; and (f) any unsatisfied liabilities with respect to certain programs that the Company maintains in connection with its leasing business in respect of the Assumed Leases.

●
Release of Secured Lender Claims on Company Assets. On the date that the transfer of title to all Drake Collateral shall have been completed, the Drake Indebtedness shall be deemed satisfied in full and canceled, and Drake shall release any claims it may otherwise have in: (a) any cash held in the Company’s bank accounts that are not Post-ECD Proceeds; (b) any proceeds received by the Company under any consignment contract with respect to Excluded Assets; (c) all assets of the Company other than the Drake Collateral; and (d) any proceeds of sale or other funds received in respect of the foregoing items listed in (a)-(c).

(b) Special-purpose Financing and Nord Loans

In August 2016, the Company acquired, using wholly-owned special-purpose entities, two regional jet aircraft, using cash and third-party financing (referred to as “special-purpose financing” or “UK LLC SPE Financing”) separate from the MUFG Credit Facility.

In February 2019, the UK LLC SPE Financing was repaid as part of a refinancing involving the Nord Loans, which were made to two other special-purpose subsidiaries of AeroCentury (the “LLC Borrowers”). Under the Nord Loans, four aircraft that previously served as collateral under the MUFG Credit Facility were moved into newly formed special-purpose subsidiaries and, along with the aircraft owned by the two existing special-purpose subsidiaries, were pledged as collateral under the Nord Loans. The Nord Loans were unaffected by the Company’s default under the MUFG Credit Facility.

Collectively, the LLC Borrowers entered into six interest rate derivatives, or interest rate swaps. Each such interest rate swap had a notional amount that mirrored the amortization under the corresponding Nord Loan entered into by the LLC Borrowers, effectively converting each of the six Nord Loans from a variable to a fixed interest rate. Each of these six interest rate swaps extend for the length of the corresponding Nord Loan, with maturities from 2020 through 2025. One of the aircraft that was subject to Nord Loan financing was sold during the fourth quarter of 2019 and the related Nord Loan and interest rate swap were terminated. Accumulated other comprehensive loss of $896,800 related to the Nord Swaps was recognized as an expense in the 2020.

In October 2020, the Company sold two regional jet aircraft to the lessee, and fully repaid the indebtedness on such aircraft with the sale proceeds. The excess proceeds from the sale were held as restricted cash by another special-purpose subsidiary of the Company and were retained by the special purpose entity holding the remaining three aircraft subject to the Nord Loans upon its sale in March 2021.

On March 16, 2021, the Company sold ACY E-175, the debtor under the Nord Loans secured by the three remaining E-175 aircraft that were refinanced through the Nord Loans, which were assumed by the buyer. The Company received a $2.1 million cash payment, the balance of the sales proceeds were used to reduce the Drake Indebtedness and the Company was released from all obligations with respect to the Nord Loan indebtedness and the related interest swaps. In December 2020, the Company determined that it was probable that the remaining interest payments subject to the ACY E-175 LLC swaps occurring after January 2021 would not occur, and accumulated other comprehensive income related to such payments was recognized in ordinary income in December 2020.

(c) Paycheck Protection Program Loan

On May 20, 2020, JetFleet Management Corp. (the “PPP Borrower”), a subsidiary of AeroCentury Corp., was granted a loan (the “PPP Loan”) from American Express National Bank in the aggregate amount of $276,353, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted on March 27, 2020. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner not significantly detrimental to the business. The forgiveness of the related loan is dependent on the Company having initially qualified for the loan and then qualifying for loan forgiveness based on its future adherence to the forgiveness criteria.

The PPP Loan, which was in the form of a Note dated May 18, 2020 issued by the PPP Borrower, matures on April 22, 2022 and bears interest at a rate of 1.00% per annum, payable in 18 monthly payments commencing on October 19, 2021.

In February 2021, the Company was granted a second PPP Loan (“Second PPP Loan”) (collectively, with the initial PPP Loan, the “PPP Loans”) in the aggregate amount of $170,002. The Second PPP Loan, in the form of a Note dated February 11, 2021, matures on February 11, 2026 and bears interest at a rate of 1.00% per annum, payable in monthly payments commencing 30 days after the Small Business Administration has made its final determination that any part of the loan will not be forgiven.

The PPP Loans may be prepaid by the PPP Borrower at any time prior to maturity with no prepayment penalties. Funds from the PPP Loans may only be used for payroll costs and any payments of certain covered interest, lease and utility payments. The Company intends to use the entire PPP Loans for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loans may be forgiven if they are used for qualifying expenses as described in the CARES Act. Although the Company expects that all or a significant portion of the PPP Loans will be forgiven, no assurance can be provided that the Company will obtain such forgiveness.

(d) Cash Flow

The Company’s primary sources of cash from operations are payments due under the Company’s operating and finance leases, maintenance reserves, which are billed monthly to lessees based on asset usage, and proceeds from the sale of aircraft and engines.

The Company’s primary uses of cash are for (i) salaries, employee benefits and general and administrative expenses, (ii) professional fees and legal expenses with respect to the Company’s Chapter 11 Case and restructuring and recapitalization effort; (iii) maintenance expense and (iv) reimbursement to lessees from collected maintenance reserves. The Company’s cash flow is subject to a cash collateral order issued by the Bankruptcy Court.

During 2019, the Company engaged B. Riley Securities, Inc. as an investment banking advisor to help (i) negotiate with the Company’ stakeholders and formulate and analyze the Company’s various strategic financial alternatives with respect to its plan of reorganization and (ii) locate and negotiate with potential lenders, investors or transaction partners who would play a role in recapitalization of the Company.

The Company’s ability to develop and obtain approval for its plan of reorganization is subject to a variety of factors, as discussed under Factors that May Affect Future Results and Liquidity – Risks Related to Chapter 11 Case.

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

Though the Company’s maintenance payments typically constitute a large portion of its cash outflow, this is not likely to be the case in the near term. Only three lessees of the Company’s aircraft pay maintenance reserves under their leases. One lessee has agreed with the Company that if the Company is unable or unwilling to repay its maintenance reimbursement obligations to the lessee, the reimbursement obligation will be offset against the lessee’s monthly rental obligations to the Company until such maintenance reimbursement obligations are repaid in full. The two other lessees that pay maintenance reserves are currently in arrearage under their leases and will not be eligible to submit maintenance reserve claims until they have cured their arrearages. When and if the Auction Sale of the Company’s aircraft portfolio is consummated, any existing reimbursement obligations under the Company’s leases sold at the Auction Sale will be assumed by the asset buyer.

Actual results could deviate substantially from the assumptions management has made in forecasting the Company’s future cash flow. As discussed in Liquidity and Capital Resources – (a) MUFG Credit Facility and Drake Indebtedness and in Outlook and Factors that May Affect Future Results and Liquidity, there are a number of factors that may cause actual results to deviate from these forecasts. If these assumptions prove to be incorrect and the Company’s cash requirements exceed its cash flow, the Company would need to pursue additional sources of financing to satisfy these requirements, which may not be available when needed, on acceptable terms or at all. See Factors that May Affect Future Results and Liquidity for more information about financing risks and limitations.

(i) Operating activities

The Company’s cash flow from operations decreased by $4.2 million in 2020 compared to 2019. As discussed below, the decrease in cash flow was primarily a result of decreases in payments received for rent, maintenance reserves and finance lease interest, the effects of which were partially offset by decreases in payments made for interest and maintenance.

(A) Payments for rent

Receipts from lessees for rent decreased by $7.5 million in 2020 compared to 2019, primarily due to delinquencies related to one of the Company’s customers, the repossession of four aircraft during the third quarter of 2019, the sale of an aircraft during each of the first and fourth quarters of 2019 and the sale of two aircraft in the fourth quarter of 2020.

(B) Payments for maintenance reserves

Receipts from lessees for maintenance reserves decreased by $2.4 million in 2020 compared to 2019, primarily due to the repossession of four aircraft during the third quarter of 2019.

(C) Payments for finance lease interest

Payments received for finance lease interest decreased by $0.7 million in 2020 compared to 2019 as a result of the sale during the first quarter of 2020 of four aircraft that were subject to finance leases and a decrease in payments received from two lessees which have been impacted by the COVID 19 pandemic.

(D) Payments for interest

Payments made for interest decreased by $4.7 million in 2020 compared to 2019 as a result the deferral of a portion of the interest due on the Company’s MUFG Indebtedness and Drake Indebtedness.

(E) Payments for maintenance

Payments made for maintenance decreased by $1.6 million in 2020 compared to 2019 as a result of decreased maintenance performed by the Company on off-lease aircraft to prepare them for sale or re-lease and decreased lessee maintenance reserves claims in 2020.

(ii) Investing activities

The Company did not acquire any aircraft during 2020 or 2019. During 2020 and 2019, the Company received net cash of $17.1 million and $16.8 million, respectively, from asset sales.

(iii) Financing activities

During 2020, the Company borrowed $5.6 million, in the form of paid-in-kind interest that was added to the outstanding principal balance under the MUFG Indebtedness and Drake Indebtedness. During 2019, the Company borrowed $6.0 million under the MUFG Credit Facility. In 2020 and 2019, the Company repaid $1.2 million and $44.3 million, respectively, of its total outstanding debt under the MUFG Indebtedness and Drake Indebtedness. Such repayments were funded by excess cash flow, the sale of assets and, in 2019, a portion of the $44.3 million in proceeds from the Nord Loans. During 2020 and 2019, the Company’s special-purpose entities repaid $16.8 million and $13.4 million, respectively, of the Nord Loans. During 2019, the Company also repaid $9.2 million of UK LLC SPE Financing. During 2020 and 2019, the Company paid approximately $1.7 million and $6.5 million, respectively, for debt issuance and amendment fees.

(iv) Off balance sheet arrangements

The Company has no material off -balance sheet arrangements.

Critical Accounting Policies, Judgments and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements or during the applicable reporting period. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected. For a further discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 1 to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Outlook

Bankruptcy Process. The Company filed for protection under Chapter 11 of Title 11 of the U.S. Code on March 29, 2021, in the U.S. Bankruptcy Court for the District of Delaware, (Case No. 21-10636). Immediately prior to the filing, the Company completed the sale of its ACY E-175 LLC subsidiary, thereby resolving $13.4 million in financing debt that was remaining due under the Nord Loans, and also generated $2.1 million in cash proceeds for the Company. As part of the bankruptcy proceedings, the Company intends to conduct an Auction Sale of the Drake Collateral to generate proceeds to be applied to the satisfaction of the Drake Indebtedness. The Company has in place a stalking horse agreement with Drake that provides that if Drake prevails at the Auction Sale as the approved buyer for the Drake Collateral, the purchase would fully resolve the Company’s obligations under the Drake Indebtedness, or, in the alternative, if the Bankruptcy Court and Drake approve a more favorable bid than Drake’s bid, then Drake would waive any deficiency between the winning bid and the amount of the Drake Indebtedness. If the Auction Sale is approved by the Bankruptcy Court and consummated, the Company anticipates that this will fully resolve the Drake Indebtedness, but it will also result in the Company’s disposition the Drake Collateral as revenue-generating assets of the Company, and would leave the Company with minimal cash-generating assets, and the Company’s only source of cash would be the remainder of the Company’s cash on hand upon the conclusion of the Chapter 11 Case.

Based on the Company’s current projections, the Company anticipates that the Company’s current cash position should be sufficient to fund the Company through a planned exit from its bankruptcy process sometime in the late second or early third quarter of 2021, assuming no significant unexpected expenses are incurred during the bankruptcy process. The Company is currently developing its plan of reorganization and is seeking debt or equity investors to provide capital to the Company to fund its business plan to restart its aircraft leasing business upon exit from bankruptcy. If the Company is unsuccessful in timely exiting its Chapter 11 proceeding, or has insufficient cash to complete its reorganization, or is unable to find post-exit funding, the Company will likely be forced to cease operations and liquidate and distribute any remaining assets toward satisfaction of the Company’s creditors.

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

●
Risks related to the Chapter 11 Case

Chapter 11 Effect on Common Stock Value. As previously disclosed, on March 29, 2021, the Company and its subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, thereby commencing the Chapter 11 Case. The price of the Company’s common stock has been volatile following the commencement of the Chapter 11 Case and the Company’s common stock may decrease in value or become worthless. Accordingly, any trading in the Company’s common stock during the pendency of the Company’s Chapter 11 Case is highly speculative and poses substantial risks to purchasers of the Company’s common stock. As discussed below, recoveries in the Chapter 11 Case for holders of common stock, if any, will depend upon the Company’s ability to negotiate and confirm a plan, the terms of such plan, the recovery of the Company’s business from its loan default and the COVID-19 pandemic, if any, and the value of the Company’s assets. Although the Company cannot predict how its common stock will be treated under a plan, the Company expects that common stockholders would not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured indebtedness, are paid in full, which would require a significant, rapid and currently unanticipated improvement in business conditions to pre-COVID-19 or close to pre-COVID-19 levels. Consequently, there is a significant risk that the holders of the Company’s common stock will receive no recovery under the Chapter 11 Case and that the Company’s common stock will be worthless.

Impact of Chapter 11 on Business Strategy. For the duration of the Chapter 11 Case, the Company’s operations and ability to execute its business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

●
the ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Case from time to time;

●
the ability to comply with and operate under the requirements and constraints of the Bankruptcy Code and under any cash management, adequate protection, or other orders entered by the Bankruptcy Court from time to time;

●
the ability to fund operations from cash on hand;

●
the ability to negotiate and consummate a Chapter 11 plan; and

●
the ability to develop, fund, and execute a business plan.

These risks and uncertainties could affect the Company’s business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Case could adversely affect the Company’s relationships with its suppliers, customers and employees. In particular, critical vendors, suppliers, and/or customers may determine not to do business with the Company due to the Chapter 11 Case and the Company may not be successful in securing alternative sources or relationships. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the Company’s ability to respond timely to certain events or take advantage of opportunities. Because of the risks and uncertainties associated with the Chapter 11 Case, the Company cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 process may have on the Company’s business, financial condition and results of operations.

Adverse Impact of Chapter 11 Case on Business and Human Resources. While the Chapter 11 Case continues, the Company’s management will be required to spend a significant amount of time and effort focusing on the case. This diversion of attention may materially adversely affect the conduct of the Company’s business, and, as a result, the Company’s financial condition and results of operations, particularly if the Chapter 11 Case becomes protracted. During the Chapter 11 Case, the Company’s employees will face considerable distraction and uncertainty and the Company may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on the Company’s ability to meet customer expectations, thereby adversely affecting its business and results of operations. The failure to retain or attract members of the Company’s management team and other key personnel could impair its ability to execute its strategy and implement operational initiatives and the Company’s reorganization plan, thereby having a material adverse effect on its financial condition and results of operations.

Inability to Confirm Chapter 11 Plan of Reorganization; Conversion to Chapter 7. As part of the Chapter 11 process, the Company will need to negotiate a plan of reorganization with its creditors. If the Company is unable to negotiate a plan of reorganization that will result in it remaining a going concern, upon a showing of cause, the Bankruptcy Court may convert the Chapter 11 Case to a case under Chapter 7 proceeding. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Company’s assets for distribution to creditors in accordance with the priorities established by the Bankruptcy Code. Holders of the Company’s common stock could lose their entire investment in a Chapter 7 bankruptcy.

Change in Capital Structure Upon Bankruptcy Exit. The Company’s post-bankruptcy capital structure has yet to be determined and will be set pursuant to the reorganization plan (“Reorganization Plan”) that requires Bankruptcy Court approval. The reorganization of the Company’s capital structure may include exchanges or new issuances of new debt or equity securities for existing securities, debt or claims against the Company. Existing equity securities are subject to risk of being cancelled. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing stakeholders to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of the Company’s debt or of claims against it may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Holders of common stock may also find that their holdings no longer have any value and face highly uncertain or no recoveries under a Reorganization Plan.

There can be no assurance that any newly issued debt or equity securities issued for existing securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect the Company’s ability to issue new debt or equity in the future. Although the Company cannot predict how the claims and interests of stakeholders in the Chapter 11 Case, including holders of common stock, will ultimately be resolved, the Company expects that common stockholders will not receive a recovery through any Reorganization Plan unless the holders of more senior claims and interests, such as secured and unsecured indebtedness, are paid in full. Consequently, there is a significant risk that the holders of the Company’s common stock would receive no recovery under the Chapter 11 Case and that the Company’s common stock will be worthless.

Plan Assumptions May Prove Inaccurate. Any Chapter 11 Reorganization Plan that the Company may implement will affect both its capital structure and the ownership, structure and operation of its business and will likely reflect assumptions and analyses based on its experience and perception of historical trends, current conditions and expected future developments, as well as other factors that the Company considers appropriate under the circumstances. Whether actual future results and developments will be consistent with management’s expectations and assumptions depends on a number of factors, including but not limited to (i) the Company’s ability to substantially change its capital structure; and (ii) the overall strength and stability of general economic conditions, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of the Company’s businesses.

In addition, any Reorganization Plan will likely rely upon financial projections, including with respect to revenues, consolidated adjusted EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In the Company’s case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of the Company’s capital structure. Additionally, the impact of the COVID-19 pandemic on the aviation and travel industry in general, and on the Company, make it even more challenging than usual to develop business forecasts. Accordingly, the Company expects that its actual financial condition and results of operations will differ, perhaps materially, from what is anticipated. Consequently, there can be no assurance that the results or developments contemplated by any Reorganization Plan will occur or, even if they do occur, that they will have the anticipated effects on the Company’s businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any Reorganization Plan.

Non-dischargeable Claims. The Bankruptcy Code provides that the confirmation of a debtor’s Reorganization Plan by the Bankruptcy Court discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the Reorganization Plan (i) would be subject to compromise and/or treatment under the Reorganization Plan and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Reorganization Plan. Any claims not ultimately discharged through the Company’s Chapter 11 Reorganization Plan could be asserted against the reorganized entities and may have an adverse effect on the Company’s financial condition and results of operations on a post-reorganization basis.

Protracted Chapter 11 Case Adverse to Business. A long period of operations under Bankruptcy Court protection could have a material adverse effect on the Company’s business, financial condition, results of operations, and liquidity. So long as the Chapter 11 Case continues, senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success of the Company’s business. In addition, the longer the Chapter 11 Case continues, the more likely it is that customers and suppliers will lose confidence in the Company’s ability to reorganize its business successfully and will seek to establish alternative commercial relationships.

So long as the Chapter 11 Case continues, the Company will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Case, including potentially the cost of litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly affect the Company’s financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims under a Reorganization Plan. It is not possible to predict the potential litigation that the Company may become party to, nor the final resolution of such litigation. The impact of any such litigation on the Company’s business and financial stability, however, could be material.  Should the Chapter 11 Case be protracted, the Company may also need to seek new financing to fund operations. If the Company is unable to obtain such financing on favorable terms or at all, the chances of confirming a Reorganization Plan may be seriously jeopardized and the likelihood that we will instead be required to liquidate the Company’s assets may increase.

Court-ordered Restrictions on Trading Common Stock. In connection with the Chapter 11 Case, the Bankruptcy Court entered an order that, among other things, imposes certain trading restrictions on holders of greater than 4.9% of the Company’s common stock. The restrictions in this order are intended to preserve certain of the Company’s tax attributes, including tax losses and carryforwards. There can be no assurance that the existing restrictions will remain in place or that additional or modified trading restrictions will not be implemented with respect to the Company’s common stock, nor can there be any assurance of the Company’s ability to use its tax attributes.

Impact of Further Equity Financings on Existing Stockholders and Market Price. In order to raise additional capital to execute its Reorganization Plan, the Company may in the future issue additional shares of its common stock or other securities convertible into or exchangeable for its common stock at prices that may not be the same as quoted on the NYSE American Stock Exchange at the time of issuance. Investors acquiring shares or other securities in the future could have rights superior to existing stockholders.

Sales of a substantial number of shares of the Company’s common stock, whether in a private placement or in the public markets, or the perception that such sales could occur, could depress the market price of the Company’s common stock and impair the Company’s ability to raise capital through the sale of additional equity securities. The Company cannot predict the effect that future sales of its common stock would have on the market price of its common stock.

No Committed Operating Capital or Acquisition Financing. The Company has no current and no committed capital financings available to it. If the Company succeeds in exiting the Chapter 11 Case, it is unlikely to have available cash to fund long term operations and new aircraft acquisitions. The Company will need to obtain new capital to fund its reorganization and the restart of its aircraft leasing business. There can be no assurance that the Company will be able to obtain such additional capital when needed in the amounts desired or on favorable terms. If it is unable to find suitable post-exit funding, the Company will likely be forced to cease operations and liquidate and distribute any remaining assets toward satisfaction of the Company’s creditors.

●
Leasing Industry and Aviation Related Risks.

Impact of COVID-19 Pandemic. The ongoing COVID-19 pandemic has had an overwhelming adverse effect on the Company, as it has had on all forms of transportation globally, but most acutely for the airline industry. The combined effect of fear of infection during air travel, quarantines, and shifting international and domestic travel restrictions has caused a dramatic decrease in passenger loads in all areas of the world, not just in those countries with active clusters of COVID-19. This has led to significant cash flow issues for airlines, including some of the Company’s customers, and some airlines have been unable to timely meet their obligations under their lease obligations with the Company. Any significant nonpayment or late payment of lease payments by a significant lessee or combination of lessees could in turn impose limits on the Company’s ability to fund its ongoing operations. Furthermore, for the duration of the pandemic and a period of financial recovery thereafter, sale transactions and financing availability could be curtailed entirely or delayed while the industry returns to financial stability, which could impact the Company’s ability to implement any restart of its leasing business following exit from its Chapter 11 Case.

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

If international conflicts erupt into military hostilities, heightened visa requirements make international travel more difficult, terrorist attacks involving aircraft or airports occur, or if another major flu or new pandemic occurs, air travel could be severely affected. Any such occurrence would have an adverse impact on many of the Company’s customers.

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

Lack of Portfolio Diversification. Because of the diminished size of the Company’s portfolio relative to its historical size, the Company’s current portfolio lacks diversification and any default by a lessee would have a significant impact on the Company’s financial results. If the Auction Sale of the Drake Collateral is consummated, the Company’s portfolio of leased aircraft will shrink even further and be limited to two lessees located in one country. This risk of non-diversification is likely to last for a considerable time through and after the Company’s exit from its Chapter 11 Case as it may take a number of years for the Company, if and when it is able to continue its aircraft leasing business, to rebuild its portfolio to a size that reflects diversification in terms of lessees and geographic location.

Concentration of Aircraft Type. The Company’s aircraft portfolio is likely to remain focused on a small number of aircraft types and models relative to the variety of aircraft used in the commercial air carrier market, most of these types are used extensively by regional airlines. A change in the desirability and availability of any of the particular types and models of aircraft owned by the Company could affect valuations and future rental revenues of such aircraft, and would have a disproportionately significant impact on the Company’s portfolio value. In addition, the Company is dependent on the third-party companies that manufacture and provide service for the aircraft types in the Company’s portfolio. The Company has no control over these companies, and they could decide to curtail or discontinue production of or service for these aircraft types at any time or significantly increase their costs, which could negatively impact the Company’s prospects and performance. These effects would diminish if the Company acquires assets of other types. Conversely, acquisition of additional aircraft of the types currently owned by the Company will increase the Company’s risks related to its concentration of those aircraft types.

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

Prior to the COVID pandemic, competition was intense as competitors who have traditionally neglected the regional air carrier market began to focus on this market. The industry also experienced a number of consolidations of smaller leasing companies, creating a handful of very large companies operating in this market, as well as new entrants to the market. The entry of traditional large aircraft lessors into the regional aircraft niche, particularly those with greater access to capital than the Company, led to fewer acquisition opportunities for the Company and lower lease yields to the Company, as well as fewer renewals of existing leases or new leases of existing aircraft.

The current COVID pandemic has disrupted the airline industry and many of its competitors, as many airline customers have grounded aircraft and are seeking rent holidays or terminating leases, and in the absence of such lessor accommodations are defaulting on lease obligations. Many of the Company’s aircraft leasing competitors have left the market, been acquired, or, like the Company, are shedding assets in order to raise cash to resolve debt non-compliance. In the near and medium term, those lessors with substantial cash reserves and/or available acquisition financing for speedy closings will have opportunities for profitable transactions and will have a significant competitive advantage in the market that the Company cannot currently match unless and until it obtains readily drawable acquisition financing. There is no assurance that the Company will be able to find such financing.

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

Significant changes in U.S. trade policy that materially impact U.S. trade, including terminating, renegotiating or otherwise modifying U.S. trade agreements with countries in various regions and imposing tariffs on certain goods imported into the United States could have a financial impact on the Company. Such changes in U.S. trade policy could trigger retaliatory actions by affected countries, including China, resulting in “trade wars” with these countries. These trade wars could generally increase the cost of aircraft, aircraft and engine components and other goods regularly imported by the Company’s customers, thereby increasing costs of operations for its air carrier customers that are located in the affected countries. The increased costs could materially and adversely impact the financial health of affected air carriers, which in turn could have a negative impact on the Company’s business opportunities, and if the Company’s lessees are significantly affected, could have a direct impact on the Company’s financial results. Furthermore, the Company often incurs maintenance or repair expenses not covered by lessees in foreign countries, which expenses could increase if such countries are affected by such a trade war.

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

Furthermore, the occurrence of unexpected adverse changes that impact the Company’s estimates of expected cash flow from an asset could result in an asset impairment charge against the Company’s earnings. The Company periodically reviews long-term assets for impairment, particularly when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment charge is recorded when the carrying amount of an asset is estimated to be not recoverable and exceeds its fair value. The Company recorded impairment charges as recently as the fourth quarter of 2020 and may be required to record asset impairment charges in the future as a result of the Auction Sale of the Drake Collateral, the impact of COVID-19 on the aviation industry, prolonged weak economic environment, challenging market conditions in the airline industry, events related to particular lessees, assets or asset types or other factors affecting the value of aircraft or engines.

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

Cybersecurity Risks. The Company believes that its main vulnerabilities to a cyber-attack would be interruption of the Company’s email communications internally and with third parties, loss of customer and lease archives, and loss of document sharing between the Company’s offices and remote workers. Such an attack could temporarily impede the efficiency of the Company’s operations; however, the Company believes that sufficient replacement and backup mechanisms exist in the event of such an interruption such that there would not be a material adverse financial impact on the Company’s business. A cyber-hacker could also gain access to and release proprietary information of the Company, its customers, suppliers and employees stored on the Company’s data network. Such a breach could harm the Company’s reputation and result in competitive disadvantages, litigation, lost revenues, additional costs, or liability to third parties. While to date the Company has not experienced a material cyber-attack and the Company believes that it has sufficient cybersecurity measures in place commensurate with the risks to the Company of a successful cyber-attack or breach of its data security, its resources and technical sophistication may not be adequate to prevent or adequately respond to and mitigate all types of cyber-attacks.

●
Risks Related to the Company’s Common Stock

Listing Compliance Deficiency Notice from NYSE American. On September 11, 2020, the Company received a deficiency letter from NYSE American Stock Exchange notifying that the Company was not in compliance with the continued listing standards as set forth in Section 1003(a)(i) – (iii) of the NYSE American Company Guide (the “Company Guide”). The noncompliance arose from the Company’s financial statement showing a stockholders’ equity deficiency as of June 30, 2020 combined with net losses for the most recent fiscal years ended December 31, 2018 and December 31, 2019.

The Company Guide requires a minimum stockholders’ equity of $2.0 million or more if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years; Stockholders’ equity of $4.0 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years (Section 1003(a)(ii)); and Stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years (Section 1003(a)(iii)).

The letter had no immediate effect on the listing of the Company’s common stock on the NYSE American and the Company’s common stock will continue to trade on the NYSE American while the Company takes measures to regain compliance with the continued listing standards. As required by Company Guide, the Company has submitted a detailed plan of compliance to the NYSE American, advising the NYSE American of the actions the Company has taken, or plans to take, that would bring it into compliance with the continued listing standards within 18 months of receipt of the Deficiency Letter and must periodically report on its progress or any deviation from its plan.

If the Company fails to return to compliance by the end of that eighteen-month period, the NYSE American exchange could de-list the Company’s stock. If that occurs, liquidity of common stock held by the shareholders of the Company could be significantly impacted, as any trading in the Company’s securities would no longer be executed over the NYSE American Exchange but would have to be transacted through over-the-counter exchanges or pink sheets. This could depress the Company’s market price substantially. De-listing may also make further equity financing of the Company more difficult by eliminating as potential investors those who are seeking immediate liquidity in their investment.

Possible Volatility of Stock Price. The market price of the Company’s common stock is subject to fluctuations following developments relating to the Company’s operating results, changes in general conditions in the economy, the financial markets or the airline industry, changes in accounting principles or tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, including changes in investor perception on competitor’s stock prices and operating results, or arising from other investor sentiment unknown to the Company. The Chapter 11 Case may also contribute significantly to market price volatility of the Company’s common stock due to investors’ perceptions of the Company’s equity value in light of the Chapter 11 Case and speculation on the impact of the plan of reorganization that will be proposed and the Court’s decision on such plan. Because the Company has a relatively small capitalization of approximately 1.55 million shares outstanding, there is a correspondingly limited amount of trading and float of the Company’s shares. Consequently, the Company’s stock price is more sensitive to a single large trade or a small number of simultaneous trades along the same trend than a company with larger capitalization and higher trading volume and float. This stock price and trading volume volatility could limit the Company’s ability to use its capital stock to raise capital, if and when needed or desired, or as consideration for other types of transactions, including strategic collaborations, investments or acquisitions. Any such limitation could negatively affect the Company’s performance, growth prospects and liquidity.

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

The following financial statements and schedules are included in this report below:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Stockholders’ (Deficit)/Equity for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements

(2) Schedules:

All schedules have been omitted because the required information is presented in the consolidated financial statements or is not applicable.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
AeroCentury Corp.
Burlingame, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AeroCentury Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity/(deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, is in default of its debt obligations under the credit facility, has a net capital deficiency and has filed for protection under the bankruptcy code that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Aircraft for Aircraft Held for Sale, Aircraft Held for Lease, and Finance Lease Receivable

As described in Notes 1, 2, 3, and 9 at December 31, 2020, the Company has assets held for sale totaling $38.1 million, aircraft held for lease totaling $45.8 million, and finance lease receivables totaling $2.5 million, net of allowance for doubtful accounts of $1.5 million. During 2020, the Company recognized impairment losses on assets held for sale totaling $14.2 million including $11.3 million resulting from appraised values for four aircraft that are held for sale. During 2020, the Company recognized impairment losses on aircraft held for lease totaling $14.6 million including $7.6 million resulting from appraised values for five aircraft held for lease. During 2020, the Company recorded bad debt allowance totaling $1.5 million based on the appraised value of the two aircraft collateralizing the finance leases.

Management, with the assistance of a third-party specialist, estimated the fair value of certain aircrafts held for sale, aircrafts held for lease, and aircrafts subject to finance leases by using a market approach.  The market approach uses recent sales of comparable assets, making appropriate adjustments to reflect differences between them and the subject property being analyzed.

We identified the valuation of certain aircrafts held for sale, aircrafts held for lease, and aircrafts collateralizing finance lease receivables as a critical audit matter. Certain assumptions used in the Company’s estimate of the fair value of aircraft including the adjustments made to comparable assets required significant management judgment. Auditing these assumptions involved subjective and challenging auditor judgments and increased audit effort, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●
Testing the existence, completeness, and accuracy of the underlying data used to determine the fair value of the aircraft.
●
Utilizing personnel with specialized knowledge and skills in asset valuation to assist in assessing the reasonableness of the adjustments to comparable assets effecting the valuations.

 /s/ BDO USA, LLP

We have served as the Company's auditor since 2006.

San Francisco, California

April 15, 2021

AeroCentury Corp.
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2020	2019
Assets:
Cash and cash equivalents	$2,408,700	$2,350,200
Cash and cash equivalents held for sale	345,900	-
Restricted cash	-	1,076,900
Restricted cash held for sale	2,346,300	-
Accounts receivable, including deferred rent of $0 and $828,000 at December 31, 2020 and December 31, 2019, respectively	256,600	1,139,700
Finance leases receivable, net of allowance for doubtful accounts of $1,503,000 and $2,908,600 at December 31, 2020 and December 31, 2019, respectively	2,547,000	8,802,100
Aircraft held for lease, net of accumulated depreciation of $21,001,300 and $31,338,700 at December 31, 2020 and December 31, 2019, respectively	45,763,100	108,368,600
Assets held for sale	38,146,700	26,036,600
Property, equipment and furnishings, net of accumulated depreciation of $16,400 and $9,600 at December 31, 2020 and December 31, 2019, respectively	14,900	62,900
Office lease right of use, net of accumulated amortization of $27,400 and $524,500 at December 31, 2020 and December 31, 2019, respectively	142,400	948,300
Deferred tax asset	1,150,900	517,700
Prepaid expenses and other assets	255,300	292,800
Total assets	$93,377,800	$149,595,800
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Liabilities:
Accounts payable and accrued expenses	$367,700	$736,000
Accrued payroll	190,100	164,200
Notes payable and accrued interest, net of unamortized debt issuance costs of $780,900 and $3,825,700 at December 31, 2020 and December 31, 2019, respectively	88,793,200	111,638,400
Notes payable and accrued interest held for sale, net of unamortized debt issuance costs of $313,400 at December 31, 2020	13,836,900	-
Derivative liability	-	1,824,500
Derivative liability held for sale	767,900	-
Derivative termination liability	3,075,300	-
Lease liability	172,000	336,400
Maintenance reserves	2,000,600	4,413,100
Accrued maintenance costs	46,100	446,300
Security deposits	716,000	1,034,300
Unearned revenues	1,027,400	3,039,200
Deferred income taxes	-	2,529,800
Income taxes payable	900	175,000
Total liabilities	110,994,100	126,337,200
Commitments and contingencies (Note 10)
Stockholders’ (deficit)/equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,545,884 shares outstanding at December 31, 2020 and December 31, 2019	1,800	1,800
Paid-in capital	16,782,800	16,782,800
(Accumulated deficit)/retained earnings	(31,361,600)	10,882,100
Accumulated other comprehensive loss	(2,000)	(1,370,800)
	(14,579,000)	26,295,900
Treasury stock at cost, 213,332 shares at December 31, 2020 and December 31, 2019	(3,037,300)	(3,037,300)
Total stockholders’ (deficit)/equity	(17,616,300)	23,258,600
Total liabilities and stockholders’ (deficit)/equity	$93,377,800	$149,595,800
The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2020	2019
Revenues and other income:
Operating lease revenue	$15,468,100	$25,609,000
Maintenance reserves revenue, net	221,400	16,968,400
Finance lease revenue	56,200	852,600
Net gain on disposal of assets	133,000	326,900
Net loss on sales-type leases	-	(170,600)
Other income	278,000	12,800
	16,156,700	43,599,100
Expenses:
Interest	16,819,300	11,302,900
Impairment in value of aircraft	28,751,800	31,007,400
Depreciation	7,027,200	11,587,500
Professional fees, general and administrative and other	4,617,300	4,005,100
Bad debt expense	1,503,000	2,908,600
Salaries and employee benefits	2,043,700	2,367,500
Insurance	797,600	621,300
Maintenance	302,000	850,800
Other taxes	103,200	114,300
	61,965,100	64,765,400
Loss before income tax benefit	(45,808,400)	(21,166,300)
Income tax benefit	(3,564,700)	(4,507,800)
Net loss	$(42,243,700)	$(16,658,500)
Loss per share:
Basic	$(27.33)	$(10.78)
Diluted	$(27.33)	$(10.78)
Weighted average shares used in loss per share computations:
Basic	1,545,884	1,545,884
Diluted	1,545,884	1,545,884

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
	2020	2019
Net loss	$(42,243,700)	$(16,658,500)
Other comprehensive loss:
Unrealized losses on derivative instruments	(575,000)	(1,887,900)
Reclassification of net unrealized losses on derivative instruments to interest expense	2,318,600	142,200
Tax benefit/(expense) related to items of other comprehensive loss	(374,800)	374,900
Other comprehensive income/(loss)	1,368,800	(1,370,800)
Total comprehensive loss	$(40,874,900)	$(18,029,300)

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Consolidated Statements of Stockholders’ Equity/(Deficit)
For the Years Ended December 31, 2019 and 2020

	Number of Common Stock Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings/ (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	1,545,884	$1,800	$16,782,800	$27,540,600	$(3,037,300)	$-	$41,287,900
Net loss	-	-	-	(16,658,500)	-	-	(16,658,500)
Accumulated other comprehensive loss	-	-	-	-	-	(1,370,800)	(1,370,800)
Balance, December 31, 2019	1,545,884	1,800	16,782,800	10,882,100	(3,037,300)	(1,370,800)	23,258,600
Net loss	-	-	-	(42,243,700)	-	-	(42,243,700)
Accumulated other comprehensive income	-	-	-	-	-	1,368,800	1,368,800
Balance, December 31, 2020	1,545,884	$1,800	$16,782,800	$(31,361,600)	$(3,037,300)	$(2,000)	$(17,616,300)

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2020	2019
Operating activities:
Net loss	$(42,243,700)	$(16,658,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (gain) on disposal of assets	(133,000)	(326,900)
Net loss on sales-type finance leases	-	170,600
Depreciation	7,027,200	11,587,500
Provision for impairment in value of aircraft	28,751,800	31,007,400
Provision for bad debts	1,503,000	2,908,600
Non-cash interest	4,583,500	3,376,300
Deferred income taxes	(3,537,300)	(4,895,200)
Derivative valuations	1,743,100	154,000
Changes in operating assets and liabilities:
Accounts receivable	800,100	(5,962,800)
Finance leases receivable	(12,100)	263,400
Office lease right of use	805,900	(948,300)
Favorable office lease acquired	-	863,300
Prepaid expenses and other	(12,400)	551,700
Taxes receivable	(53,800)	(5,600)
Accounts payable and accrued expenses	(360,400)	(277,300)
Accrued payroll	25,900	85,600
Accrued interest on notes payable	5,971,900	310,200
Derivative liability	(1,056,600)	-
Swap termination liability	3,075,300	-
Office lease liability	(164,400)	336,400
Maintenance reserves and accrued costs	(752,600)	(14,016,200)
Security deposits	200,000	-
Unearned revenue	(2,011,800)	(32,100)
Income taxes payable	(174,100)	(322,400)
Net cash provided by operating activities	3,975,500	8,169,700
Investing activities:
Proceeds from sale of aircraft held for lease, net of re-sale fees	13,851,800	1,702,400
Proceeds from sale of assets held for sale, net of re-sale fees	3,265,200	15,107,000
Proceeds from sale of securities	-	121,000
Net cash provided by investing activities	17,117,000	16,930,400
Financing activities:
Issuance of notes payable – MUFG Credit Facility	-	5,984,100
Repayment of notes payable – MUFG Credit Facility	(1,165,000)	(44,300,000)
Issuance of notes payable – Nord Term Loans	-	44,310,000
Repayment of notes payable – Nord Term Loans	(16,823,100)	(13,395,600)
Repayment of notes payable – UK LLC SPE Financing	-	(9,211,100)
Issuance of notes payable – PPP Loan	276,400	-
Debt issuance costs	(1,707,000)	(6,527,700)
Settlement of interest rate swap	-	(75,200)
Net cash used in financing activities	(19,418,700)	(23,215,500)
Net increase in cash, cash equivalents and restricted cash	1,673,800	1,884,600
Cash, cash equivalents and restricted cash, beginning of year	3,427,100	1,542,500
Cash, cash equivalents and restricted cash, end of year	$5,100,900	$3,427,100

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Consolidated Statements of Cash Flows (continued)

The components of cash and cash equivalents and restricted cash at the end of each of the years presented consisted of:

	December 31,
	2020	2019
Cash and cash equivalents	$2,408,700	$2,350,200
Cash and cash equivalents held for sale	345,900	-
Restricted cash	-	1,076,900
Restricted cash held for sale	2,346,300	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$5,100,900	$3,427,100

During the years ended December 31, 2020 and 2019, the Company paid interest totaling $3,514,100 and $8,123,100, respectively. The Company paid income taxes of $222,900 and $617,600 in 2020 and 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

AeroCentury Corp.
Notes to Consolidated Financial Statements
December 31, 2020

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp. (“AeroCentury”) is a Delaware corporation incorporated in 1997. AeroCentury together with its consolidated subsidiaries is referred to as the “Company.”

In August 2016, AeroCentury formed two wholly-owned subsidiaries, ACY 19002 Limited (“ACY 19002”) and ACY 19003 Limited (“ACY 19003”) for the purpose of acquiring aircraft using a combination of cash and third-party financing (“UK LLC SPE Financing” or “special-purpose financing”) separate from AeroCentury’s credit facility (the “MUFG Credit Facility”). The UK LLC SPE Financing was repaid in full in February 2019 as part of a refinancing involving new non-recourse term loans totaling approximately $44.3 million (“Nord Loans”) made to ACY 19002, ACY 19003, and two other newly formed special-purpose subsidiaries of AeroCentury, ACY SN 15129 LLC (“ACY 15129”) and ACY E-175 LLC (“ACY E-175”), which were formed for the purpose of refinancing four of the Company’s aircraft using the Nord Loans. See Note 6(c) for more information about the Nord Loans.

Financial information for AeroCentury and its consolidated subsidiaries is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) based upon the continuation of the business as a going concern. All intercompany balances and transactions have been eliminated in consolidation.

(b) Going Concern

At December 31, 2020, the Company had total book assets of approximately $93.4 million and total liabilities of $111.0 million, resulting in a negative book equity of $17.6 million. The largest portion, $92.4 million, of the Company’s debt is owed to Drake Asset Management Jersey Limited (“Drake”) and was payable with accrued interest on March 31, 2021.

The Company did not have the resources to meet its obligations to repay the Drake debt when due on March 31, 2021, which is a principal reason for its decision to file for protection under Chapter 11 of the bankruptcy code, as discussed in Note 1(e). It has also recognized that it requires additional funding to continue its operations, and that it has not identified a source for such funding to date. Although management plans include securing additional funding, it cannot conclude that it is probable that such plan will be achieved and mitigate the conditions that led to substantial doubt about the Company’s ability to continue as a going concern. The Company has suffered recurring losses from operations, is in default of its debt obligations under the credit facility, and has a net capital deficiency. The Company’s poor financial position, including its poor short-term liquidity given the impending maturity of the Drake debt, the amount of liability under the Drake debt in relation to the fair value of the Company’s assets and the uncertainty of generating sufficient funds over the year after publication of its financial statements to continue operations have led the Company to conclude that there is substantial doubt about its ability to continue as a going concern.

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to successfully implement a plan of reorganization, among other factors, and the realization of assets and the satisfaction of liabilities are subject to uncertainty. Further, any plan of reorganization could materially change the amounts of assets and liabilities reported in the accompanying consolidated financial statements. The consolidated financial statements presented in this Annual Report on Form 10-K have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern or as a consequence of its Chapter 11 filing.

(c) Impact of COVID-19

In March 2020, the World Health Organization (“WHO”) declared the novel strain of coronavirus (“COVID-19”) a pandemic, and COVID-19 has continued to have wide-ranging impacts as the virus spreads globally (the “COVID-19 Pandemic”). The ongoing COVID-19 Pandemic has had an overwhelming effect on all forms of transportation globally, but most acutely for the airline industry. The combined effect of fear of infection during air travel and international and domestic travel restrictions has caused a dramatic decrease in passenger loads in all areas of the world, not just in those countries with active clusters of COVID-19, but in airline ticket net bookings (i.e. bookings made less bookings canceled) of flights as well. This has led to significant cash flow issues for airlines, including some of the Company’s customers. Two of the Company’s eight customers did not make operating lease rent payments that were due in March, April, May and June 2020, totaling approximately $3.5 million. As discussed in Note 6(c), one of the customers paid the deferred rent in September 2020 and purchased the aircraft in October 2020. The Company permitted the second customer, which leases two regional turboprop aircraft, to make reduced payments totaling approximately $0.3 million in April, May, June, November and December 2020 and the customer paid the reduced amounts. As discussed in Notes 2 and 3, the Company recorded impairments totaling $28.8 million during 2020.

In addition, two other customers, each of which leases an aircraft subject to a sales-type lease, did not make lease payments totaling approximately $1.0 million, and the Company and the customers are discussing remedies regarding the non-payment. As discussed in Note 2, the Company recorded bad debt allowances totaling $1,503,000 related to the two sales-type finance leases during 2020.

The impact of the COVID-19 Pandemic has also led the Company to determine that there is uncertainty related to rent, interest and debt payments such that, as disclosed in Notes 6 and 7, the Company de-designated its interest rate swaps as hedges in March 2020 since the payments related to the swaps were deemed not probable to occur. Additionally, in December 2020, the Company determined that it was probable that certain future cash flows under its interest rate swaps would not occur, and the Company consequently reclassified accumulated other comprehensive income (“AOCI”) associated with such cash flows into interest expense.

(d) Company Indebtedness

As discussed in Note 6, the Company was in default under its MUFG Credit Facility as of December 31, 2019. On May 1, 2020, the Company and the MUFG Credit Facility Lenders (“MUFG Lenders”) executed an amendment to the MUFG Credit Facility (as amended, the “MUFG Loan Agreement”) to convert the MUFG Credit Facility into a term loan facility (as converted, the “MUFG Loan”). The amendment included certain requirements and establishment of deadlines for achievement of milestones toward execution of Company strategic alternatives for the Company and/or its assets acceptable to the MUFG Lenders. The amendment cured the December default, but the Company was in default under the MUFG Loan Agreement due to non-payment of interest due on July 1, 2020, August 3, 2020, September 1, 2020 and October 1, 2020. As discussed in Notes 6 and 7, the Company was also obligated to pay $3.1 million related to the termination of the MUFG Swaps in March 2020. On October 30, 2020, the MUFG Lenders sold the MUFG Loan and the obligation of the Company from termination of the MUFG Swaps to Drake Asset Management Jersey Limited (“Drake”), and the Company and Drake entered into an amendment of the loan (as amended, the “Drake Loan Agreement”) under which, among other things, the cash component of interest due for March 2020 and thereafter for the term of the loan will be capitalized and the requirement for execution of a Strategic Alternative and related milestones was deleted.

Drake has the right to exercise any and all remedies for default under the Drake Loan Agreement, which had a maturity date of March 31, 2021. Such remedies include, but are not limited to, declaring the entire indebtedness immediately due and payable and, if the Company were unable to repay such accelerated indebtedness, foreclosing upon the assets of the Company that secure the indebtedness under the Drake Loan Agreement (the “Drake Loan”) and the indebtedness for the terminated swaps (together, the “Drake Indebtedness”), which consist of substantially all of the Company’s assets except for certain assets held in the Company’s single asset special-purpose financing subsidiaries.

As discussed in Note 6, the Company also defaulted on payment under two of the Nord Loans, but that default has since been remedied and those Nord Loans were repaid in full.

(e)  Voluntary Petitions for Bankruptcy

As discussed in Note 12(c), in connection with the impending maturity of the Drake Indebtedness and the continuing economic impact from COVID-19, on March 29, 2021 (the "Petition Date"), the Company and certain of its subsidiaries in the U.S. (collectively the "Debtors" and the "Debtors- in-Possession") filed voluntary petitions for relief (collectively, the "Petitions") under Chapter 11 of Title 11 ("Chapter 11") of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases (the "Chapter 11 Case") are being jointly administered under the caption In re: AeroCentury Corp., et al., Case No. 21-10636.

The Bankruptcy Court has approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Case on the Company’s operations, customers and employees. The Debtors are authorized to conduct their business activities in the ordinary course, and pursuant to orders entered by the Bankruptcy Court, the Debtors are authorized to, among other things and subject to the terms and conditions of such orders: (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) continue to maintain certain customer programs; (iv) maintain their insurance program; (v) use cash collateral on an interim basis; and (vi) continue their cash management system.

(f) Debtors-In-Possession

The Debtors are currently operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

(g) Automatic Stay

Subject to certain specific exceptions under the Bankruptcy Code, the Petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to obligations of the Debtors incurred prior to the Petition Date ("Pre-petition"). Absent an order from the Bankruptcy Court, substantially all of the Debtors’ Pre-petition liabilities are subject to settlement under the Bankruptcy Code.

(h) Borrowing Capacity and Availability

At December 31, 2020, the Company had no borrowing capacity or availability under the Drake Loan Agreement. The filing of the Chapter 11 Case constituted a default, termination events and/or amortization event with respect to the Drake Indebtedness. As discussed in Note 12, in March 2021, the Company sold its ownership interest in ACY E-175 and the buyer assumed ACY E-175’s indebtedness to Nord.

(i) Use of Estimates

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

(j) Comprehensive Income/(Loss)

The Company accounts for former interest rate cash flow hedges by reclassifying accumulated other comprehensive income into earnings in the periods in which the expected transactions occur or when it is probable that the hedged transactions will no longer occur, and are included in interest expense.

(k) Cash, Cash Equivalents and Restricted Cash

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less from the date of acquisition, as cash equivalents.

The Company’s restricted cash at December 31, 2020 was held for sale and was held in an account with the agent for the Company’s Nord Loans and disbursements from the account are subject to the control and discretion of the agent for payment of principal on the Nord Loans.

(l) Lease Accounting, Favorable Lease Acquired and Lease Right of Use Asset

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Topic 842 - Leases in the Accounting Standards Codification (“ASC”). Topic 842 substantially modifies lessee accounting for leases, requiring that lessees recognize lease assets and liabilities for leases extending beyond one year. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted Topic 842 on January 1, 2019, electing to apply its provisions on the date of adoption and to record the cumulative effect as an adjustment to retained earnings. Lessor accounting under Topic 842 is similar to the prior accounting standard and the Company has elected to apply practical expedients under which the Company will not have to reevaluate whether a contract is a lease, the classification of its existing leases or its capitalized initial direct costs. In addition, the Company, as lessor, has elected the practical expedient to combine lease and non-lease components as one combined component for its leased aircraft for purposes of determining whether that combined component should be accounted for under Topic 606, which establishes rules that affect the amount and timing of revenue recognition for contracts with customers, or Topic 842.

ASC 842 requires a lessor to classify leases as sales-type, finance, or operating. A lease is treated as sales-type if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a finance lease. If the lessor does not convey risks and rewards or control, an operating lease results. As a result of application of the practical expedients, the Company was not required to alter the classification or carrying value of its leased or finance lease assets on the adoption date.

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

(m) Aircraft Capitalization and Depreciation

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

(n) Property, Equipment and Furnishings

The Company’s interests in equipment are recorded at cost and depreciated using the straight-line method over five years. The Company’s leasehold improvements are recorded at cost and amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the respective assets.

(o) Impairment of Long-lived Assets

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

As discussed in Note 9, the Company recorded impairment losses totaling $28.8 million and $31.0 million in 2020 and 2019, respectively, as a result of the Company’s determination that the carrying values for certain aircraft were not recoverable.

The 2020 impairment losses consisted of (i) $14.6 million for seven of its aircraft held for lease, comprised of $7.0 million for two aircraft that were written down to their sales prices, less cost of sale, and $7.6 million for five aircraft that were written down based on third-party appraisals, (ii) $11.3 million for a turboprop aircraft and three regional jet aircraft that are held for sale and that were written down based on third-party appraisals and (iii) $2.8 million for three regional jet aircraft and two turboprop aircraft that are being sold in parts based on their estimated sales prices, less cost of sale, provided by the part-out vendors.

The 2019 impairment losses consisted of (i) $24.0 million resulting from appraised values for four aircraft that are held for sale, assuming sale in a reasonably short time and (ii) $7.0 million resulting from estimated or actual sales proceeds for five assets held for sale, three of which were sold during 2019 and one of which was sold in 2020.

(p) Deferred Financing Costs and Commitment Fees

Costs incurred in connection with debt financing are deferred and amortized over the term of the debt. Costs incurred in connection with the MUFG Credit Facility were deferred and amortized using the straight-line method until the MUFG Credit Facility debt converted to a term loan in May 2020, after which costs are amortized using the effective interest method. Costs incurred in connection with the Nord Loans are amortized using the effective interest method. Commitment fees for unused funds under the MUFG Credit Facility were expensed as incurred.

(q) Security Deposits

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

(r) Taxes

As part of the process of preparing the Company’s consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and GAAP purposes.  These differences result in deferred tax assets and liabilities, which are included in the balance sheet.  In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company's current three-year cumulative loss through December 31, 2020, the impacts of COVID-19 pandemic on the worldwide airline industry and the need to rapidly refinance its debt or sell its assets in accordance with the provisions of its Drake Indebtedness.  Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes.  Based on its analysis, the Company has concluded that a valuation allowance is necessary for its U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a valuation allowance of $7,493,800 for the year ended December 31, 2020, including some of its foreign deferred tax assets that are not expected to be realized based on limitations on the utilization of its foreign net operating losses of $718,000 for the year ended December 31, 2020.

The Company accrues non-income based sales, use, value added and franchise taxes as other tax expense in the consolidated statement of operations.

(s) Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

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

The Company had an allowance for doubtful accounts of $1,503,000 and $2,908,600 at December 31, 2020 and 2019, respectively.

(t) Finance Leases

As of December 31, 2019, the Company had three sales-type leases and three direct financing leases secured by aircraft. All six leases contain lessee bargain purchase options at prices substantially below the subject asset’s estimated residual value at the exercise date for the option. Consequently, the Company classified each of these six leases as finance leases for financial accounting purposes. For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option, as a finance lease receivable on its balance sheet, and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease. For each of the three sales-type leases, the Company recognized as a gain or loss the amount equal to (i) the net investment in the sales-type lease plus any initial direct costs and lease incentives less (ii) the net book value of the subject aircraft at inception of the applicable lease.

In 2020, the customer under one of the Company’s sales-type leases exercised a purchase option for $215,000, resulting in a gain of $12,700. Another customer exercised purchase options totaling $3,536,500 under the Company’s three direct finance leases. A total of $2,734,600, representing security deposits and maintenance reserves paid by the customer during the lease terms was applied to the amounts due under the purchase options. Losses totaling $60,600 were recorded at the time the purchase options were exercised.

The Company’s remaining two sales-type leases were substantially modified to reduce the amount of monthly payments and purchase option amounts due under the leases. Although the modifications would ordinarily have given rise to income or loss resulting from the changed term of the agreements, the lessee’s poor compliance with the lease terms has led the Company to value the sales-type leases at the fair value of the collateral and, as such, the modifications did not give rise to any effect on income other than that related to the collateral value of the financed aircraft. As a result of payment delinquencies by the two customers, the Company recorded a bad debt allowance of $1,503,000 during 2020. The two leases remain treated as sales-type leases.

(u) Maintenance Reserves and Accrued Maintenance Costs

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

(v) Interest Rate Hedging

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

If at any time after designation of a cash flow hedge, such as those entered into by the Company, it is no longer probable that the forecasted cash flows will occur, hedge accounting is no longer permitted and a hedge is “de-designated.” After de-designation, if it is still considered reasonably possible that the forecasted cash flows will occur, the amount previously recognized in other comprehensive income/(loss) will continue to be reversed as the forecasted transactions affect earnings. However, if after de-designation it is probable that the forecasted transactions will not occur, amounts deferred in accumulated other comprehensive income/(loss) will be recognized in earnings immediately.

As noted in Note 7, in October 2019 the Company became aware that, as a result of certain defaults under its MUFG Credit Facility, certain of the forecasted transactions related to its MUFG Credit Facility interest rate swaps were no longer probable of occurring and, hence, those swaps were de-designated from hedge accounting at that time. The two swaps related to the MUFG Credit Facility were terminated in March 2020 and the Company incurred a $3.1 million obligation in connection with such termination, payment of which was due no later than the March 31, 2021 maturity of the Drake Loan. As a result of the forecasted transaction being not probable to occur, accumulated other comprehensive loss of $1,421,800 related to the MUFG Swaps was recognized as interest expense in 2020.

In March 2020, the Company determined that the future hedged interest payments related to its five remaining Nord Loan interest rate hedges were no longer probable of occurring, and consequently de-designated all five swaps from hedge accounting. Additionally, in December 2020, the Company determined that the interest cash flows that were associated with its three remaining swaps were probable of not occurring after February 2021, and consequently reclassified $600,400 of accumulated other comprehensive income into interest expense.

(w) Recent Accounting Pronouncements

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

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), to simplify the accounting for income taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect that adoption of ASU 2019-12 will have a material impact on its consolidated financial statements.

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

(x) Reclassifications

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

Three of the Company’s operating lease assets are subject to manufacturer residual value guarantees totaling approximately $13.7 million at the end of their lease terms in the second quarter of 2027. The Company considers the best market for re-leasing and/or selling its assets at the end of its leases, although it does not expect to retain ownership of the assets under sales-type leases given the lessees’ bargain purchase options or required purchase.

During 2020, the Company recorded impairment losses totaling $14,639,900 for seven of its aircraft held for lease, comprised of (i) $7,006,600 for two aircraft that were written down to their sales prices, less cost of sale and (ii) $7,633,300 for five aircraft that were written down based on third-party appraisals.

(a) Assets Held for Lease

At December 31, 2020 and December 31, 2019, the Company’s aircraft held for lease consisted of the following:
	December 31, 2020		December 31, 2019
Type	Number owned	% of net book value	Number owned	% of net book value
Regional jet aircraft	4	67%	9	80%
Turboprop aircraft	2	33%	2	20%

The Company did not purchase any aircraft held for lease during 2020 and sold two aircraft that had been held for lease, resulting in a gain of $118,500.

None of the Company’s aircraft held for lease were off lease at December 31, 2020. As discussed below, the Company has nine aircraft that are held for sale: (i) three regional jet aircraft that are on lease and were sold in March 2021; (ii) three off-lease regional jet aircraft; (iii) one off-lease turboprop aircraft and (iv) two turboprop aircraft that are being sold in parts.

As of December 31, 2020, minimum future lease revenue payments receivable under non-cancelable operating leases were as follows:

Years ending December 31

2021	$14,262,600
2022	12,510,200
2023	12,510,200
2024	10,850,300
2025	4,696,600
Thereafter	2,160,000
$56,989,900

The remaining weighted average lease term of the Company’s assets under operating leases was 29 months and 41 months at December 31, 2020 and December 31, 2019, respectively.

(b) Sales-Type and Finance Leases

In January 2020, the Company amended the leases for three of its assets that were subject to sales-type leases with two customers. The amendments provided for (i) the exercise of a purchase option of one aircraft to the customer in January 2020, which resulted in a gain of $12,700, (ii) application of collected maintenance reserves and a security deposit held by the Company to past due amounts for the other two aircraft, (iii) payments totaling $585,000 in January 2020 for two of the leases and (iv) the reduction of future payments due under the two finance leases. Because of the uncertainty of collection of amounts receivable under the finance leases, the Company does not recognize interest income on the finance lease receivables (i.e., they are accounted for on a non-accrual basis) and their asset value is based on the collateral value of the aircraft that secure the finance leases, net of projected sales costs. The Company recorded bad debt allowances totaling $1,503,000 related to the two sales-type leases during 2020.

In January 2020, the customer for an aircraft leased pursuant to a direct financing lease notified the Company of its intention to exercise the lease-end purchase option for the aircraft in March 2020. In February 2020, the Company and the same customer agreed to the early exercise of lease-end purchase options for direct financing leases that were to expire in March 2021 and March 2022. All three purchase options were exercised in March 2020, resulting in a loss of $60,600.

At December 31, 2020 and December 31, 2019, the net investment included in sales-type leases and direct financing leases receivable were as follows:
	December 31, 2020	December 31, 2019
Gross minimum lease payments receivable	$4,138,000	$12,772,300
Less unearned interest	(88,000)	(1,053,900)
Allowance for doubtful accounts	(1,503,000)	(2,908,600)
Difference between minimum lease payments receivable and collateral value of leases	-	(7,700)
Finance leases receivable	$2,547,000	$8,802,100

As of December 31, 2020, minimum future payments receivable under finance leases were as follows:
Years ending December 31

2021	$2,297,000
2022	1,284,000
2023	557,000
$4,138,000

The remaining weighted average lease term of the Company’s assets under sales-type and finance leases was 25 months and 20 months at December 31, 2020 and December 31, 2019, respectively.

The following is a roll forward of the Company’s finance lease receivable allowance for doubtful accounts from December 31, 2019 to December 31, 2020:
Balance, December 31, 2019	$2,908,600
Deductions upon sale of assets	(735,200)
Deductions upon lease amendments	(2,173,400)
Additions charged to expense	1,503,000
Balance, December 31, 2020	$1,503,000

3. Assets and Liabilities Held for Sale

Assets held for sale at December 31, 2020 included (i) three regional jet aircraft owned by ACY E-175 LLC, (ii) three off-lease regional jet aircraft, (iii) one off-lease turboprop aircraft and (iv) airframe parts from two turboprop aircraft.

(a) ACY E-175 LLC

As discussed in Note 12(a), in March 2021, the Company sold its 100% percent membership interest in ACY E-175 LLC, which owned three Embraer E-175 aircraft on lease to a U.S. regional airline. At December 31, 2020, the Company classified the assets and liabilities of ACY E-175 LLC as held for sale and recorded an impairment loss of $2,649,800. The table below sets for the assets and liabilities that were classified as held for sale at December 31, 2020:

Cash and cash equivalents	$345,900
Restricted cash	2,346,300
Aircraft	24,550,000
Notes payable and accrued interest, net of unamortized debt issuance costs of $313,400	13,836,900
Derivative liability	767,900

The pre-tax loss of ACY E-175 LLC for the year ended December 31, 2020 was $1,976,200.

(b) Off-lease aircraft

During 2020, the Company recorded impairment losses of $11,337,200 for an off-lease turboprop aircraft and three off-lease regional jet aircraft that are held for sale and that were written down based on third-party appraisals and $124,900 for a turboprop aircraft that is being sold in parts based on estimated sales proceeds, less cost of sale, provided by the part-out vendors.

(c) Part-out Assets

The Company owns two aircraft being sold in parts (“Part-out Assets”). During 2020, the Company received $391,800 in cash and accrued $34,400 in receivables related to the Part-out Assets. These amounts were accounted for as follows: $117,400 reduced accounts receivable for parts sales accrued in the fourth quarter of 2019; $239,900 reduced the carrying value of the parts; and $68,900 was recorded as gains in excess of the carrying value of the parts. During 2019, the Company received $820,800 in cash and accrued $117,400 in receivables for parts sales. These amounts were accounted for as follows: $133,100 reduced accounts receivable for parts sales accrued in the fourth quarter of 2018; $731,700 reduced the carrying value of the parts; and $73,400 was recorded as gains in excess of the carrying value of the parts.

4. Operating Segments

The Company operates in one business segment, the leasing of regional aircraft to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

Approximately 50% and 30% of the Company’s operating lease revenue was derived from lessees domiciled in the United States during 2020 and 2019, respectively. All revenues relating to aircraft leased and operated internationally, with the exception of rent payable in Euros for two of the Company’s aircraft, are denominated and payable in U.S. dollars.

The tables below set forth geographic information about the Company’s operating lease revenue and net book value for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Years Ended December 31,
Operating Lease Revenue	2020	2019

North America	$10,119,100	$10,119,100
Europe	5,349,000	15,174,900
Asia	-	315,000
	$15,468,100	$25,609,000

	December 31,
Net Book Value of Aircraft and Aircraft Engines Held for Lease	2020	2019

North America	$30,433,100	$63,799,600
Europe and United Kingdom	15,330,000	44,569,000
	$45,763,100	$108,368,600

The table below sets forth geographic information about the Company’s finance lease revenue, grouped by domicile of the lessee:

	For the Years Ended December 31,
Finance Lease Revenue	2020	2019

Europe and United Kingdom	$56,200	$365,600
Africa	-	487,000
	$56,200	$852,600

5. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables. The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

For the year ended December 31, 2020, the Company had six significant customers, five of which individually accounted for 27%, 23%, 19%, 15% and 14%, respectively, of operating lease revenue and one of which accounted for 100% of finance lease revenue. For the year ended December 31, 2019, the Company had seven significant customers, five of which individually accounted for 23%, 23%, 16%, 14% and 10%, respectively, of operating lease revenue and two of which accounted for 57% and 38%, respectively, of finance lease revenue.

At December 31, 2020, the Company had receivables from two customers totaling $179,700 related to maintenance reserves for 2020, representing 70% of the Company’s total accounts receivable. At December 31, 2019, the Company had receivables from one customer totaling $828,000 related to rents for 2019, representing 74% of the Company’s total accounts receivable, all of which was for accrued rent that is due in March 2020.

6. Notes Payable and Accrued Interest

At December 31, 2020 and December 31, 2019, the Company’s notes payable and accrued interest consisted of the following:

	December 31, 2020	December 31, 2019
MUFG Credit Facility/Drake Loan:
Principal	$88,557,000	$84,084,100
Unamortized debt issuance costs	(780,900)	(3,084,200)
Accrued interest	739,000	376,200
Nord Loans:
Principal	-	30,914,500
Unamortized debt issuance costs	-	(741,500)
Accrued interest	-	89,300
Paycheck Protection Program Loan:
Principal	276,400	-
Accrued interest	1,700	-
	$88,793,200	$111,638,400
Nord Loans held for sale:
Principal	$14,091,300	$-
Unamortized debt issuance costs	(313,400)	-
Accrued interest	59,000	-
	$13,836,900	$-

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

●
Elimination of the borrowing base collateral value covenant under the MUFG Loan Agreement, and of the existing event of default under the MUFG Loan Agreement for a borrowing base deficiency, along with cessation of the default interest accrual on the outstanding loan amount;

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

(b) MUFG’s Sale of Indebtedness to Drake

On October 30, 2020, Drake purchased from the MUFG Lenders all of the outstanding indebtedness of the Company under such loan, totaling approximately $87.9 million as well as all of the Company's indebtedness to MUFG Bank, Ltd. of approximately $3.1 million for termination of interest rate swaps entered into with respect to such Loan Agreement indebtedness (such total indebtedness with Drake as Lender referred to as the “Drake Indebtedness”).  The purchase and sale was consented to by the Company pursuant to a Consent and Release Agreement of Borrower Parties, entered into by the Company and its subsidiaries.  The closing of this debt purchase transaction satisfied the requirement under the Loan Agreement for execution of a Strategic Alternative with respect to the MUFG Loan indebtedness satisfactory to the MUFG Lenders.

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

The Drake Indebtedness is secured by a first priority lien held by Drake, which lien is documented in an amended and restated mortgage and security agreement assigned to Drake, on all of the Company's assets, including the Company’s entire aircraft portfolio, except for two aircraft on lease to Kenyan lessees and five aircraft, two of which were sold in October 2020 and three of which were sold in March 2021, that were subject to special purpose financing held by subsidiaries of the Company.

The Company and Drake are currently engaged in discussions regarding the satisfaction and discharge of the Drake Indebtedness.

During 2019, the Company engaged B. Riley Securities, Inc. as an investment banking advisor to help (i) formulate a recapitalization plan and analyze various strategic financial alternatives to address the Company’s capital structure, strategic and financing needs, as well as corporate level transactions aimed at achieving maximum value for the Company’s stockholders; and (ii) locate and negotiate with the Company’s lenders, potential new lenders, investors or transaction partners who would play a role in the Company’s recapitalization plan. The Company’s ability to develop, obtain approval for and achieve its recapitalization plan is subject to a variety of factors. If the Company is not able to satisfy the requirements under the recapitalization plan, maintain compliance with its Drake Indebtedness or raise sufficient capital to repay all amounts owed under the Drake Indebtedness, the Company’s financial condition and liquidity would be materially adversely affected and its ability to continue operations could be materially jeopardized.

(c) Nord Loans

On February 8, 2019, the Company, through four wholly-owned subsidiary limited liability companies (“LLC Borrowers”), entered into a term loan agreement NordDeutsche Landesbank Girozentrale, New York Branch (“Nord”) that provides for six separate term loans (“Nord Loans”) with an aggregate principal amount of $44.3 million. Each of the Nord Loans is secured by a first priority security interest in a specific aircraft (“Nord Loan Collateral Aircraft”) owned by an LLC Borrower, the lease for such aircraft, and a pledge by the Company of its membership interest in each of the LLC Borrowers, pursuant to a Security Agreement among the LLC Borrowers and a security trustee, and certain pledge agreements. Two of the Nord Loan Collateral Aircraft that were owned by the Company’s two UK special-purpose entities and were sold in October 2020 were previously financed using special-purpose financing. The interest rates payable under the Nord Loans vary by aircraft, and are based on a fixed margin above either 30-day or 3-month LIBOR. The proceeds of the Nord Loans were used to pay down the MUFG Credit Facility and pay off the UK LLC SPE Financing. The maturity of each Nord Loan varies by aircraft, with the first Nord Loan maturing in October 2020 and the last Nord Loan maturing in May 2025. The debt under the Nord Loans is expected to be fully amortized by rental payments received by the LLC Borrowers from the lessees of the Nord Loan Collateral Aircraft during the terms of their respective leases and remarketing proceeds.

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

As a result of the COVID-19 Pandemic, in March and June 2020, one of the Company’s customers, which leases two regional jet aircraft subject to Nord Loan financing, did not make its quarterly rent payments totaling approximately $2.8 million. The nonpayment led to corresponding Nord Loan financing payment events of default under the Nord Loans for each of the LLC Borrowers. In May 2020, with Nord’s consent, the Company collected on the customer’s security letters of credit and paid a portion of the March and June financing payments due under the Nord Loans, and entered into an agreement with the customer to defer payment of the remaining balance of the March rent to June 2020. In June 2020, the Company agreed with the customer to defer payment of the March and June rent to September 2020, and entered into an agreement with Nord to defer until September 24, 2020 (i) payment of the principal amount due under the respective Nord Loans for the two aircraft due in March and June 2020 and (ii) payment of past due interest at the default interest rate on the March and June 2020 overdue payments. The lease arrearage was repaid by the lessee in late September, which permitted the special-purpose subsidiaries to come back into compliance with their Nord Loan indebtedness. In October 2020, the Company sold the two aircraft to the lessee, and fully repaid the indebtedness on such aircraft with the proceeds of the sale. The excess proceeds from the sale were held as restricted cash by ACY E-175. The restricted cash, the three aircraft held by ACY E-175 and ACY E-175’s Nord Loans and derivative liability were classified as held for sale at December 31, 2020. As discussed in Note 12, in March 2021, the Company sold its interest in the special-purpose subsidiary and was released from any remaining guarantee obligations under the Nord Loan and interest swap obligations of the special-purpose subsidiary.

As a result of the customer’s non-payments in March and June 2020 and potential consequent uncertainty concerning future interest payments under the related Nord Loans, the Company de-designated the two related derivative instruments from hedge accounting during the first quarter of 2020 since the swapped interest was not deemed as probable to occur. After discussions with the lessee for the remaining three swaps related to the Nord Loans, the Company determined that there was sufficient uncertainty related to rent payments and related debt payments, and that the Company could not conclude that the payments related to the swaps were probable of occurring, so that the Company de-designated those swaps from hedge accounting in March 2020 as well. In December 2020, the Company determined that the payments after February 2021 for the three remaining swaps were probable not to occur as a result of the Company’s agreement to sell its interest in ACY E-175 during the first quarter of 2021, and recognized the accumulated other comprehensive income related to such payments as interest expense.

(d) Paycheck Protection Program Loan

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

The PPP Loan, which was in the form of a Note dated May 18, 2020 issued by the PPP Borrower and is included in the Company's notes payable and accrued interest, matures on April 22, 2022 and bears interest at a rate of 1.00% per annum, payable in 18 monthly payments commencing on October 19, 2021. The Note may be prepaid by the PPP Borrower at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs and any payments of certain covered interest, lease and utility payments. The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Although the Company has applied for forgiveness and expects that all or a significant portion of the PPP loan will be forgiven, no assurance can be provided that the Company will obtain such forgiveness. As discussed in Note 12, the Company was granted a second PPP Loan in February 2021.

7. Derivative Instruments

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

Six of the interest rate swaps were entered into by the LLC Borrowers and provided for reduced notional amounts that mirror the amortization under the Nord Loans entered into by the LLC Borrowers, effectively converting each of the six Nord Loans from a variable to a fixed interest rate, ranging from 5.38% to 6.30%. Each of these six interest rate swaps extended for the duration of the corresponding Nord Loan. Two of the swaps have maturities in 2020 and three have maturities in 2025. The sixth swap was terminated in the fourth quarter of 2019 in connection with the sale of the related aircraft,

As discussed in Note 6, in March 2020, the Company determined that the future hedged interest payments related to its five remaining Nord Loan interest rate hedges were no longer probable of occurring, as a result of lease payment defaults for the aircraft owned by ACY 19002 and ACY 19003 and conversations with the lessee for the three aircraft owned by ACY E-175 regarding likely rent concessions, and consequently de-designated all five swaps as hedges because the lease payments are used to service the Nord Loans associated with the swaps. As a result of de-designation, future changes in market value will be recognized in ordinary income and AOCI will be reclassified to ordinary income as the forecasted transactions occur. Accumulated other comprehensive loss of $321,800 related to the Nord Swaps was recognized as an expense in 2020. In December 2020, the Company determined that the payments after February 2021 for the three remaining swaps were probable not to occur as a result of the Company’s agreement to sell its interest in ACY E-175 during the first quarter of 2021, and recognized $600,400 of accumulated other comprehensive income related to such payments as interest expense.

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

In October 2019, the Company determined that it was no longer probable that forecasted cash flows for its two interest rate swaps with a nominal value of $50 million would occur as scheduled as a result of the Company’s defaults under the MUFG Credit Facility. Therefore, those swaps were no longer subject to hedge accounting and changes in fair market value thereafter were recognized in earnings as they occurred. As a result of the forecasted transaction being not probable to occur, accumulated other comprehensive loss of $1,421,800 related to the MUFG Swaps was recognized as interest expense in 2020. The two swaps related to the MUFG Credit Facility were terminated in March 2020 and the Company incurred a $3.1 million obligation, recorded as interest expense and derivative termination liability, in connection with such termination, payment of which was due no later than the March 31, 2021 maturity of the Drake Indebtedness.

The Company has reflected the following amounts in its net loss:
	For the Years Ended December 31,
	2020	2019
Change in value of undesignated interest rate swaps	$1,979,800	$255,200
Reclassification from other comprehensive income to interest expense	1,150,900	142,200
Reclassification from other comprehensive income to interest expense – forecasted transaction probable not to occur	1,167,700	-
Included in interest expense	$4,298,400	$397,400

The following amount was included in other comprehensive income/(loss), before tax:

Gain/(loss) on derivative instruments deferred into other comprehensive income/(loss)	$(575,000)	$(1,887,900)
Reclassification from other comprehensive income to interest expense	1,150,900	142,200
Reclassification from other comprehensive income to interest expense – forecasted transaction probable not to occur	1,167,700	-
Change in accumulated other comprehensive income	$1,743,600	$(1,745,700)

Approximately $2,600 of the current balance of accumulated other comprehensive loss is expected to be reclassified in the first quarter of 2021.

At December 31, 2020, the fair value of the Company’s interest rate swaps was $767,900.

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

Effective January 1, 2020, the Company reduced both the size of the office space leased and the amount of rent payable in the future. As such, the Company recognized a reduction in both the capitalized amount related to the surrendered office space and a proportionate amount of the liability associated with its future lease obligations. In January 2020, the Company recorded a loss of $160,000 related to the reduction in its ROU Asset, net of the reduction in its operating lease liability.

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

In July 2020, the lease for the Company’s office lease was extended for one month to July 31, 2020 at a rate of $10,000. The Company signed a lease for a smaller office suite in the same building effective August 1, 2020. The lease provides for a term of 30 months expiring on January 31, 2023, at a monthly base rate of approximately $7,400, with no rent due during the first six months. The Company recognized an ROU asset and lease liability of $169,800, both of which were non-cash items and are not reflected in the consolidated statement of cash flows. No cash was paid at the inception of the lease, and a discount rate of 3% was used, based on the interest rates available on secured commercial real estate loans available at the time. At December 31, 2020, the weighted average discount rate was 3% and the weighted average remaining lease term was 25 months.

The Company estimates that the maturities of operating lease base rent of its office space were as follows as of December 31, 2020 and December 31, 2019:

December 31, 2020
2021	$81,300
2022	88,700
2023	7,400
177,400
Discount	(5,400)
Lease liability	$172,000

During the years ended December 31, 2020 and 2019, the Company recognized amortization, finance costs and other expense related to the office lease as follows:

	For the Years Ended December 31,
	2020	2019

Fixed rental expense during the year	$552,200	$443,500
Variable lease expense	23,100	116,000
Total lease expense during the year	$575,300	$559,500

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of December 31, 2020, the Company measured the fair value of its interest rate swaps of $14,091,300 (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swaps had a net fair value liability of $767,900 as of December 31, 2020. In the year ended December 31, 2020, $1,979,800 was realized through the income statement as an increase in interest expense.

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

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of December 31, 2020 and December 31, 2019:

	December 31, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$-	$-	$-	$-	$400	$400	$-	$-
Derivatives	(767,900)	-	(767,900)	-	(1,824,500)	-	(1,824,500)	-
Total	$(767,900)	$-	$(767,900)	$-	$(1,824,100)	$400	$(1,824,500)	$-

There were no transfers into or out of Level 3 during the same periods.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and these and other assets held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors.  The independent appraisals utilized the market approach which uses recent sales of comparable assets, making appropriate adjustments to reflect differences between them and the subject property being analyzed.   Certain assumptions are used in the management’s estimate of the fair value of aircraft including the adjustments made to comparable assets, identifying market data of similar assets, and estimating cost to sell. These are considered Level 3 within the fair value hierarchy. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the asset’s carrying value exceeds its fair value. During 2020, the Company recorded impairment losses totaling $28,751,800. Of this total, $14,639,900 was for seven of its aircraft held for lease, comprised of (i) $7,006,600 for two aircraft that were written down to their estimated sales prices, less cost of sale and were sold in 2020 and (ii) $7,633,300 for five aircraft that were written down based on third-party appraisals. The Company also recorded losses of $11,337,200 for a turboprop aircraft and three regional jet aircraft that are held for sale and that were written down based on third-party appraisals and $2,774,700 for two turboprop aircraft that are being sold in parts and three regional jet aircraft based on their estimated sales prices, less cost of sale. The Company recorded impairment charges totaling $31,007,400 on nine of its assets held for sale in 2019 (of which $5,351,300 was related to assets sold in 2019), which had an aggregate fair value of $25,880,700. The impairment charges were comprised of (i) $7,031,300 based on estimated sales amounts and (ii) $23,976,100 based on third-party appraisals.

The following table shows, by level within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis as of December 31, 2020 and December 31, 2019:

	Assets Written Down to Fair Value								Total Losses
	December 31, 2020				December 31, 2019				For the Years Ended December 31,
		Level				Level
Total		1	2	3	Total	1	2	3	2020	2019
Assets held for lease	$32,650,000	$-	$-	$32,650,000	$-	$-	$-	$-	$7,633,300	$-
Assets held for sale	38,041,600	-	-	38,041,600	25,880,700	-	$-	25,880,700	14,111,900	25,656,100
Total	$70,691,600	$-	$-	$70,691,600	$25,880,700	$-	$-	$25,880,700	$21,745,200	$25,656,100

There were no transfers into or out of Level 3 during the same periods.

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable, amounts borrowed under the MUFG Credit Facility and Drake Loan, notes payable under special-purpose financing, its derivative termination liability and its derivative instruments. The fair value of accounts receivable, accounts payable and the Company’s maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments because of their short-term maturity. The fair value of finance lease receivables approximates the carrying value as discussed in Note 1(t). The fair value of the Company’s derivative instruments is discussed in Note 7 and in this note above in “Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis.”

Borrowings under the Company’s MUFG Credit Facility bore floating rates of interest that reset periodically to a market benchmark rate plus a credit margin. The same is true of the Drake Loan. The Company believes the effective interest rate under the MUFG Credit Facility approximated then current market rates for such indebtedness at December 31, 2019 and, under the Drake Loan, approximates current market rates, and therefore that the outstanding principal and accrued interest of $89,296,000 and $84,460,300 at December 31, 2020 and December 31, 2019, respectively, approximate their fair values on such dates. The fair value of the Company’s outstanding balance of its MUFG Credit Facility and MUFG Loan are categorized as a Level 3 input under the GAAP fair value hierarchy.

Before their repayment in February 2019 in connection with the Nord Loans refinancing, the amounts payable under the UK LLC SPE Financing were payable through the fourth quarter of 2020 and bore a fixed rate of interest. As discussed above, during February 2019, the UK LLC SPE Financing and four assets that previously served as collateral under the MUFG Credit Facility were refinanced using the Nord Loans. The Company believes the effective interest rate under the special-purpose financings approximates current market rates for such indebtedness at the dates of the consolidated balance sheets, and therefore that the outstanding principal and accrued interest of $14,150,300 and $31,003,800 approximate their fair values at December 31, 2020 and December 31, 2019, respectively. Such fair value is categorized as a Level 3 input under the GAAP fair value hierarchy.

As discussed in Note 2(b), as a result of payment delinquencies by the Company’s two customers of aircraft subject to sales-type finance leases, the Company recorded a bad debt allowance of $1,503,000 during 2020. The finance lease receivables are valued at their collateral value under the practical expedient alternative.

There were no transfers in or out of assets or liabilities measured at fair value under Level 3 during 2020 or 2019.

10. Commitments and Contingencies

In the ordinary course of the Company’s business, the Company may be subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

11. Income Taxes

The items comprising the income tax provision are as follows:

	For the Years Ended December 31,
	2020	2019
Current tax provision:
Federal	$(11,400)	$(34,100)
State	4,000	3,300
Foreign	(20,100)	418,200
Current tax provision	(27,500)	387,400
Deferred tax benefit:
Federal	(9,589,200)	(4,553,700)
State	(90,700)	(78,800)
Foreign	(1,351,100)	(262,700)
Valuation allowance	7,493,800	-
Deferred tax benefit	(3,537,200)	(4,895,200)
Total income tax benefit	$(3,564,700)	$(4,507,800)

Total income tax benefit differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:
	For the Years Ended December 31,
	2020	2019

Income tax benefit at statutory federal income tax rate	$(9,619,800)	$(4,444,900)
State tax benefit, net of federal benefit	(67,200)	(75,900)
Foreign tax expenses	(1,375,000)	-
Non-deductible management and acquisition fees	-	7,600
Other non-deductible expenses	3,500	5,400
Valuation allowance	7,493,800	-
Total income tax benefit	$(3,564,700)	$(4,507,800)

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Deferred tax assets:
Current and prior year tax losses	$9,616,600	$4,980,100
Deferred interest expense	3,631,600	269,800
Foreign tax credit	573,900	758,400
Maintenance reserves	390,500	470,000
Deferred derivative losses	81,100	452,100
Deferred maintenance, bad debt allowance and other	59,900	19,800
Alternative minimum tax credit	-	11,400
Total deferred tax assets	14,353,600	6,961,600
Valuation allowance	(7,493,800)	-
Deferred tax assets, net of valuation allowance	6,859,800	6,961,600
Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	(5,654,700)	(8,666,700)
Deferred income	(58,000)	(175,600)
Leasehold interest	3,800	(131,400)
Total deferred tax liabilities	(5,708,900)	(8,973,700)
Net deferred tax assets/(liabilities), net of valuation allowance and deferred tax liabilities	$1,150,900	$(2,012,100)

	December 31,
Reported as:	2020	2019
Deferred tax asset	$8,644,700	$517,700
Deferred income taxes (liability)	-	(2,529,800)
Valuation allowance	(7,493,800)	-
Net deferred tax assets/(liabilities)	$1,150,900	$(2,012,100)

Consolidated deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and federal income tax purposes and are measured at enacted tax rates. The Company’s deferred tax items are measured at an effective federal tax rate of 21% as of December 31, 2020 and December 31, 2019.

The Tax Cuts and Jobs Act of 2017 repealed the corporate alternative minimum tax for tax years beginning after 2017. In addition, beginning in 2018, the Company’s alternative minimum tax credit (“MTC”) was available to offset federal tax expense and is refundable in an amount equal to 50% of the excess MTC for the tax year over the amount of the credit allowable for the year against regular tax liability. In March of 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) became law. The CARES Act included tax provisions that accelerated the ability to receive refunds of AMT credits from prior year, which allowed the Company to accelerate $11,400 of the refund of such credit into its 2019 tax return.

The CARES Act included provisions under which the amount of deductible interest increased from 30% to 50% of adjusted taxable income for the 2019 and 2020 years. The Company’s adjusted taxable income is computed without regard to any: (1) item of income, gain, deduction or loss, which is not allocable to its trade or business; (2) business interest income or expense; (3) net operating loss deduction; and (4) depreciation, amortization or depletion for tax years beginning before January 1, 2022, but taking into account depreciation, amortization, and depletion thereafter. The amount of interest deferred under this provision may be carried forward and deducted in years with excess positive adjusted taxable income. The Company had total disallowed interest expense for the years ended December 31, 2020 and 2019, of $16.8 million and $0, respectively. The cumulative deferred interest expense of $16.8 million may be carried forward indefinitely until the Company has excess positive adjusted taxable income against which it can deduct the deferred interest balance.

The CARES Act also included provisions under which net operating losses from 2018, 2019 and 2020 can be carried back for five years, modifying the law that had previously not permitted any carryback. The current year federal operating loss carryovers of approximately $36.7 million will be available to offset 80% of annual taxable income in future years. Approximately $16 million of federal net operating loss carryovers may be carried forward through 2037 and the remaining $20.7 million federal net operating loss carryovers may be carried forward indefinitely. The current year state operating loss carryovers of approximately $392,400 will be available to offset taxable income in the two preceding years and in future years through 2040.  As discussed below, the Company does not expect to utilize the net operating loss carryovers remaining at December 31, 2020 in future years.

During the year ended December 31, 2020, the Company had pre-tax loss from domestic sources of approximately $6.8 million and pre-tax loss from foreign sources of approximately $39 million. The Company had pre-tax loss from domestic sources of approximately $100,000 and pre-tax loss from foreign sources of approximately $21.1 million for the year ended December 31, 2019. The Company’s foreign tax credit carryover will be available to offset federal tax expense in future years through 2029.

As of December 31, 2020, the Company has a valuation allowance of approximately $7.5 million against its net domestic deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences, for which realization cannot be considered more likely than not at this time. In assessing the need for a valuation allowance, the Company considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. The worldwide pandemic and its impact on the travel industry has created uncertainty on the Company’s future profitability. Recent negative operating results and default on its credit facility has caused the Company to be in a cumulative loss position as of December 31, 2020. The uncertain impact of the coronavirus on the travel industry recovery and recent declines in aircraft values has contributed to near-term industry uncertainty.  The net deferred tax asset of $1.15 million at December 31, 2020, represents expected future refunds for taxes previously paid and recoverable from net operating loss carrybacks of foreign subsidiaries that are not parties to the U.S. bankruptcy proceedings.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016. At December 31, 2020, the Company had a balance of accrued tax, penalties and interest totaling $74,000 related to unrecognized tax benefits on its non-U.S. operations included in the Company’s accounts and taxes payable. The Company anticipates decreases of approximately $4,000 to the unrecognized tax benefits within twelve months of this reporting date. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,
	2020	2019
Balance at January 1	$94,400	$85,400
Additions for prior years’ tax positions	5,100	9,000
Reductions from expiration of statute of limitations	(25,500)	-
Balance at December 31	$74,000	$94,400

The Company accounts for interest related to uncertain tax positions as interest expense, and for income tax penalties as tax expense.

12. Subsequent Events

(a) Sale of Special-purpose Subsidiary

On March 16, 2021, the Company sold its 100% percent membership interest (the “LLC Interest”) in ACY E-175 LLC, which owned three Embraer E-175 aircraft (the “Leased Aircraft”) on lease to a U.S. regional airline. ACY E-175 LLC was the sole obligor under refinancing debt for the Leased Aircraft owed to Nord. The Nord debt was non-recourse to the Company, but was secured by a pledge of the LLC Interest, as well as a lien on the assets of ACY E-175 LLC, including the Leased Aircraft.  The sale was consummated pursuant to a Membership Interest Purchase Agreement (the “Sale Agreement”), between the Company and an affiliate of Drake, Drake Jet Leasing 10 LLC, a Delaware limited liability company (“Buyer”), and the purchase price for the LLC Interest was $26,500,000, paid in the form of the Buyer’s assumption of the entire debt of approximately $13.3 million owed to Nord by ACY E-175 LLC, and a cash payment by the Buyer to the Company of  approximately $13.1 million. The purchase price was determined by negotiations between the Company and the Buyer following a Request for Proposal bid solicitation for the assets.   The transfer of the LLC Interest was consented to by Nord, as secured lender, and Nord released the Company from any remaining guaranty obligations under Nord’s refinancing debt and interest swap obligations owed by ACY E-175 LLC, pursuant to a Borrower Parent Transfer Agreement between the Company, LLC, Buyer, Nord, Norddeutsche Landesbank Girozentrale, as swap counterparty, and Wilmington Trust Company, as security trustee.

Pursuant to a Side Letter No. 1 among the Company, Buyer and UMB Bank, N.A., the security agent, the Company applied approximately $11.0 million of the LLC Interest cash sales proceeds toward repayment of the Company’s indebtedness to Drake under the Drake Loan Agreement, and the Company retained the remaining $2.1 million of cash sales proceeds.

(b) Second Paycheck Protection Program Loan

In February 2021, the Company was granted a second PPP Loan (“Second PPP Loan”) (collectively, with the initial PPP Loan, the “PPP Loans”) in the aggregate amount of $170,002. The Second PPP Loan, in the form of a Note dated February 11, 2021, matures on February 11, 2026 and bears interest at a rate of 1.00% per annum, payable in monthly payments commencing 30 days after the Small Business Administration has made its final determination that any part of the loan will not be forgiven.

The PPP Loans may be prepaid by the PPP Borrower at any time prior to maturity with no prepayment penalties. Funds from the PPP Loans may only be used for payroll costs and any payments of certain covered interest, lease and utility payments. The Company intends to use the entire PPP Loans for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loans may be forgiven if they are used for qualifying expenses as described in the CARES Act. Although the Company expects that all or a significant portion of the PPP Loans will be forgiven, no assurance can be provided that the Company will obtain such forgiveness.

(c) Chapter 11 Bankruptcy Filing

In connection with the impending maturity of the Drake Indebtedness and the continuing economic impact from COVID-19, on March 29, 2021 (the "Petition Date"), the Company and certain of its subsidiaries in the U.S. (collectively the "Debtors" and the "Debtors- in-Possession") filed voluntary petitions for relief (collectively, the "Petitions") under Chapter 11 of Title 11 ("Chapter 11") of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases (the "Chapter 11 Case") are being jointly administered under the caption In re: AeroCentury Corp., et al., Case No. 21-10636.

The Bankruptcy Court has approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Case on the Company’s operations, customers and employees. The Debtors are authorized to conduct their business activities in the ordinary course, and pursuant to orders entered by the Bankruptcy Court, the Debtors are authorized to, among other things and subject to the terms and conditions of such orders: (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) continue to maintain certain customer programs; (iv) maintain their insurance program; (v) use cash collateral on an interim basis; and (vi) continue their cash management system.

The Debtors are currently operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

Subject to certain specific exceptions under the Bankruptcy Code, the Petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to obligations of the Debtors incurred prior to the Petition Date ("Pre-petition"). Absent an order from the Bankruptcy Court, substantially all of the Debtors’ Pre-petition liabilities are subject to settlement under the Bankruptcy Code.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s Disclosure Controls as of December 31, 2020. Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of December 31, 2020 due to the material weakness described below.

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

The Company previously identified a material weakness in its internal control over financial reporting (“Internal Control”) relating to its tax review control for complex transactions. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management is in the process of enhancing its tax review control related to unusual transactions the Company may encounter but, that control has not operated for a sufficient time to determine if the control is effective as of December 31, 2020.

The Company's management is responsible for establishing and maintaining adequate Internal Control. Management evaluated the Company's Internal Control based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on such evaluation, management concluded that the Company's Internal Control was not effective as of December 31, 2020 due to the material weakness described above.

This report does not include an attestation report on Internal Control by the Company's independent registered public accounting firm because such an attestation report is not required for smaller reporting companies pursuant to the rules of the SEC.

Changes in Internal Control. No change in the Company’s Internal Control occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board of Directors

Ms. Toni M. Perazzo, age 74. Ms. Perazzo is a member of the Executive Committee of the Board of Directors and has served on the Board since the Company’s inception in 1997. In June 2020, she was elected as Chair of the Board of Directors. Prior to her retirement in December 2019, she was the Company’s Chief Financial Officer, Treasurer, Senior Vice President-Finance, and Secretary and also President and Chief Financial Officer of JetFleet Management Corp. (“JMC”), a subsidiary of the Company, where she had been an officer in various capacities since 1997. Her prior positions include Assistant Vice President for a savings and loan company, controller of an oil and gas syndicator and a senior auditor with Arthur Young & Co., Certified Public Accountants. She received her Bachelor’s Degree from the University of California at Berkeley, and her Master’s Degree in Business Administration from the University of Southern California. Ms. Perazzo is a certified public accountant and member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. The Board of Directors concluded that Ms. Perazzo should serve as a director of the Company because of her knowledge of the Company’s business, history, capitalization structure and finances, her accounting and audit experience, as well as her many years of experience with JMC.

Mr. Michael G. Magnusson, age 63. Since 2016, Mr. Magnusson has been the President and a director of the Company and the Managing Director of JMC. Prior to joining the Company and JMC, he was a principal of SAL Solutions, an aircraft leasing consulting firm that he co-founded in 2015. Before that he was with Saab Aircraft, which he joined in 1982 and where he held positions of increasing responsibility culminating in tenure as Chief Executive Officer of Saab Aircraft Leasing from 2001 until 2015. Mr. Magnusson received a Master’s Degree in Aeronautical Engineering in 1982 from KTH Royal Institute of Technology in Stockholm, Sweden. The Board of Directors concluded that Mr. Magnusson should serve as a director of the Company because of his knowledge of the aircraft leasing industry.

Mr. Roy E. Hahn, age 69. Mr. Hahn is the Chair of the Audit Committee and a member of the Compensation Committee and has served on the Board since 2007. Mr. Hahn is currently Managing Director of Marbridge Group, LLC, an alternative investment management firm he founded in 2004. Prior to his founding of Marbridge Group, LLC, he was Managing Director of Chenery Associates, an investment management firm. Mr. Hahn was a Director at Coopers & Lybrand from 1987 to 1988, and a tax partner with that firm from 1989 to 2003. Prior to Coopers & Lybrand, he was a partner at Arthur Young & Co. His educational background includes a Bachelor's Degree in Accounting from San Francisco State University. Mr. Hahn is a certified public accountant and a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

The Board of Directors concluded that Mr. Hahn should serve as a director of the Company because of his knowledge of the Company’s business and history, his status as an “audit committee financial expert,” and his overall expertise in accounting and finance principles and international finance transactions.

Mr. Evan M. Wallach, age 66. Mr. Wallach is President and Chief Executive Officer of Global Airfinance Services, Inc., an aviation consulting business he founded in 1998 and returned to in June 2012. Mr. Wallach was the Chair of the Board of Directors of the Company from 2016 until June 2020, and is a member of the Audit Committee, the Compensation Committee, and the Executive Committee. He has served on the Board since 1997. From December 2009 until June 2012, Mr. Wallach was Managing Director, Aviation/Transportation Markets at Jefferies & Company, Inc. From 2005 to 2009, Mr. Wallach was a Managing Director, Airline/Aircraft Securities Sales at Guggenheim Capital Markets, LLC, a securities broker/dealer. From 2001 to 2005, he served as Managing Director, Fixed Income Institutional Sales, at Piper Jaffray LLC, and from 1998 to 2001 he served as Vice President, Finance of C-S Aviation Inc., an aviation consulting firm. Mr. Wallach has specialized in aircraft and airline financing for over thirty years, having held senior level positions with The CIT Group, Bankers Trust Company, Kendall Capital Partners, Drexel Burnham Lambert, and American Express Aircraft Leasing. Mr. Wallach received a Bachelor’s Degree in Political Science from State University of New York at Stony Brook and a Master’s Degree in Business Administration from the University of Michigan. The Board of Directors concluded that Mr. Wallach should serve as a director of the Company because of his knowledge of the Company’s business and history and his expertise in aircraft finance.

Mr. David P. Wilson, age 66. Mr. Wilson has been a member of the Company’s Board of Directors and the Audit Committee since February 2015. He also serves as Chair of the Compensation Committee. Mr. Wilson is currently a member of the Board of Directors of Einn Volant Aircraft Leasing LLC. Mr. Wilson retired in 2014 from General Electric Capital Aviation Services (“GECAS”), where he was most recently a Senior Vice President, concentrating on asset sales and aircraft securitizations to a worldwide investor base. Prior to his 21-year career at GECAS, Mr. Wilson spent 8 years at Citicorp's Equipment Finance and Leasing Division as a product specialist in aircraft finance marketing and working on several airline bankruptcies and restructurings. Prior to joining Citicorp in 1985, he held various financial positions at De Lage Landen (formerly Master Lease Corp.) and Air Products and Chemicals at their headquarters. Mr. Wilson started his career at Ernst & Ernst in 1977. He received his Bachelor's Degree in Accounting and Finance from Boston College in 1977 and a MS/MBA in Finance from Drexel University in Philadelphia in 1983. The Board of Directors concluded that Mr. Wilson should serve as a director of the Company because of his knowledge of the aircraft leasing and finance industry.

Executive Officers

Mr. Michael G. Magnusson, age 63, President & CEO. See above listing under “Board of Directors.”

Mr. Harold M. Lyons, age 62, Senior Vice President, Finance & CFO. Mr. Lyons was promoted to the executive officer position of Sr. Vice President, Finance on January 1, 2020. Prior to that, while serving as Vice President, Finance since 2003, he was responsible for overseeing tax accounting and tax analysis as well as Sarbanes-Oxley internal controls compliance review for the Company. Mr. Lyons has been employed by JMC and JMC affiliated companies since 1992. Mr. Lyons was previously a Manager in the Tax Department of Coopers & Lybrand, Certified Public Accountants and, before that, Mr. Lyons was a Manager in the Tax Department of Arthur Young & Co., Certified Public Accountants. He received a Bachelor’s Degree in Business Administration (specializing in Accounting and Applied Economics) and a Master’s Degree in Business Administration (specializing in finance and management science) from the University of California, Berkeley. Mr. Lyons is a certified public accountant and is a member of the American Institute of Certified Public Accountants (and a member of the Tax Section) and of the California Society of Public Accountants.

DIRECTOR COMPENSATION TABLE

The table below provides the compensation of the Company’s non-employee directors for the fiscal year ended December 31, 2020. The compensation of the Company’s directors who also serve as executive officers of the Company is set forth under “Executive Compensation—Summary Compensation Table” below.

Name(1)	Fees Earned or Paid in Cash ($)	Total ($)
Roy E. Hahn	$75,500	$75,500
Toni M. Perazzo	81,500	81,500
Evan M. Wallach	87,500	87,500
David P. Wilson	75,500	75,500
(1) Michael G. Magnusson was an officer of the Company and JMC during 2020 and therefore did not receive compensation for service as a member of the Company’s Board of Directors or any committee thereof, in accordance with the Company’s director compensation policy.

Board Meetings and Committees. The Board of Directors of the Company held 24 full board meetings during the fiscal year ended December 31, 2020. During that year, no incumbent director attended fewer than 75% of the meetings of the Board of Directors and its committees on which he or she served that were held during the period in which he or she was a director. The Company has an Audit Committee, a Compensation Committee and an Executive Committee of the Board of Directors, each of which is discussed below.

Audit Committee. The Audit Committee operates under a charter adopted and approved by the Board of Directors, which is available on the Company’s website at http://www.aerocentury.com/audit.php. The Audit Committee meets with the Company's management and its independent registered public accounting firm to review internal financial information, audit plans and results, and financial reporting procedures. This committee currently consists of Roy E. Hahn (Chair), Evan M. Wallach and David P. Wilson. The Board has determined that Messrs. Hahn, Wallach, and Wilson are independent within the meaning of Sections 803A and 803B(2) of the NYSE American Company Guide.

The Board of Directors has determined that at least one member of the Audit Committee, Mr. Hahn, is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K promulgated by the SEC. In the course of his career, as described under “Current Board of Directors” above, Mr. Hahn acquired: (i) an understanding of generally accepted accounting principles and financial statements, (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, (iv) an understanding of internal control over financial reporting, and (v) an understanding of audit committee functions.

The Audit Committee held nine meetings during the fiscal year ended December 31, 2020.

Compensation Committee. The Compensation Committee assists the Board in discharging its responsibilities relating to compensation of the Company’s directors and officers and complying with disclosure requirements regarding such compensation, if and when required and in accordance with applicable SEC and stock exchange rules and regulations. The Compensation Committee operates under a charter adopted and approved by the Board of Directors, which is available on the Company’s website at http://www.aerocentury.com/compensation_committee.php. The Compensation Committee currently consists of David P. Wilson (Chair), Roy E. Hahn, and Evan M. Wallach. The Board has determined that Messrs. Wilson, Hahn, and Wallach are independent within the meaning of Sections 803A and 805(c) of the NYSE American Company Guide and Rule 10C-1(b)(1) under the Securities Exchange Act of 1934. The Compensation Committee held five meetings during the fiscal year ended December 31, 2020.

Executive Committee. The Executive Committee has the authority to acquire, dispose of and finance investments for the Company and execute contracts and agreements, including those related to the borrowing of money by the Company, and generally exercises all other powers of the Board of Directors except for those which require action by all of the directors or the independent directors under the Certificate of Incorporation or the Bylaws of the Company, or under applicable law or stock exchange requirements. The Executive Committee currently consists of only two directors, Toni M. Perazzo and Evan M. Wallach, and did not hold any meetings during the fiscal year ended December 31, 2020.

Delinquent Section 16 Filings. Section 16(a) of the Exchange Act requires the Company's directors and officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes the Company's officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them in the fiscal year ended December 31, 2020.

Code of Ethics. The Company has adopted a code of business conduct and ethics, or the “code of conduct.” The code of conduct applies to all of the Company’s employees, including its executive officers, and non-employee directors, and it qualifies as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. A copy of the code of conduct is available on the Company’s website at http://www.aerocentury.com/code-of-conduct.php or upon written request to the Investor Relations Department, 1440 Chapin Avenue, Suite 310, Burlingame, California 94010. To the extent required by law, any amendments to, or waivers from, any provision of the code of conduct will be promptly disclosed publicly. To the extent permitted by such requirements, the Company intends to make such public disclosure on its website in accordance with SEC rules.

Item 11. Executive Compensation.

The following table reports the total compensation for 2020 and 2019 paid by JMC and/or the Company to (1) all individuals serving as the Company’s principal executive officer during 2020 (consisting solely of the Company’s President, Mr. Magnusson), and (2) all other individuals who served as executive officers of the Company at any time in 2020 (consisting solely of the Company’s CFO, Treasurer, Senior VP - Finance & Secretary, Mr. Lyons in 2020). These two individuals are referred to as the Company’s “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary($)	Bonus($)	All Other Compensation ($)(1)	Total($)
Michael G. Magnusson, President of the Company; Managing Director of JMC	2020	375,000	18,188	3,732	396,920
	2019	366,462	75,000(3)	3,720	445,182
Harold M. Lyons, CFO, Treasurer, Senior VP - Finance & Secretary of the Company; SVP Finance and CFO of JMC(2)	2020	225,000	11,986	3,732	240,718

(1) Consists of a matching contribution under employees’ 401(k) plan and life insurance premiums paid by the Company for each employee.
(2) Mr. Lyons was appointed to this position on January 1, 2020
(3) Amount includes bonus stipulated in employment agreement.

Narrative Disclosure to Summary Compensation Table

The compensation paid to our named executive officers consists solely of base salary plus cash bonus payments, if any. No named executive officer of the Company receives equity compensation.

In April of 2019, the Board approved a Bonus Plan for which all employees of the Company were eligible. A bonus pool of $294,500 was established as the maximum potential bonus pool available. The amount to be actually awarded under the Plan was determined based on the Company’s 2019 performance against four target metrics for Company revenue, income, asset on-lease percentage and volume of acquisitions, and a discretionary piece, each weighted at 20%. The metric for revenue growth was fully met and the metric for on-lease percentage of assets surpassed the minimum floor but did not reach the target metric for 2019, and no discretionary amount was added to the pool. Thus, the total bonus pool for 2019 was approximately 24% of the maximum pool bonus amount, or $71,416. The bonus pool allocated to each employee participated in the bonus pool based on a predetermined percentage set by management and approved by the Compensation Committee. Mr. Magnusson and Mr. Lyons were paid bonuses under this plan in February of 2020, in the amounts of $18,188 and $11,986, respectively.

Role of Compensation Consultant. The Compensation Committee engaged McLagan, an Aon Company, in December 2017 to perform a benchmarking study of the executive officer and director compensation practices of the Company’s peers. The Compensation Committee did not engage McLagan for its determination of the compensation of its named executive officers in 2020; rather, in 2020 and going forward, the Compensation Committee, which consists entirely of non-employee directors, will exclusively determine annual compensation for the Board of Directors and named executive officers, as well as incentive targets and long‑term incentive compensation for the named executive officers and other employees, and, when and if other incentive or other bonus plans are adopted, any bonus or other benefits granted to the named executive officers.

The Compensation Committee considered benchmarking information received from McLagan, including compensation data from a sampling of equipment and aircraft leasing companies, to review its executive compensation practices for fiscal year 2020. In determining the level of salary and incentive compensation, the Compensation Committee will not seek to mechanically tie compensation levels to a formula based upon the chosen sample of companies reviewed or employ any other formulaic process in making compensation decisions. Rather, the Compensation Committee intends to use its subjective judgment based upon a review of all information, including an annual review for each officer of his or her level of responsibility, contributions to the Company’s financial results, adherence to the Company’s business plan, and the Company’s overall performance. The Compensation Committee makes a generalized assessment of these factors and this information is not weighted in any specific manner.

In 2019, using benchmarking information received from McLagan including compensation data from a sampling of equipment and aircraft leasing companies, the Compensation Committee reviewed named executive officer compensation paid by the Company, and based on the recommendations of the Compensation Committee, the current named executive officer compensation was deemed appropriate.

Named Executive Officer Employment Agreements.

Michael G. Magnusson. On May 9, 2019, AeroCentury Corp. (the “Company”) entered into an Employment Agreement (“Agreement”) with Michael G. Magnusson, its current President and Chief Executive Officer. The Agreement supersedes and replaces Mr. Magnusson’s prior employment agreement with JetFleet Management Corp. (“JMC”), the management company for the Company. JMC became a wholly-owned second tier subsidiary of the Company on October 1, 2018, when the Company acquired JetFleet Holding Corp., the parent corporation of JMC. Following is a summary of the terms of the Agreement with Mr. Magnusson, which does not purport to be complete and is qualified in its entirety by reference to the complete text of the Employment Agreement, a copy of which is filed as Exhibit 10.1 to the Company Form 8-K report filed with the SEC on May 13, 2019:

Term:
The initial term of the Agreement expires on December 31, 2021, and is automatically renewable for additional one-year renewal terms unless one party gives the other at least 90 days’ notice prior to scheduled expiration of the Agreement that it will not be renewed.

Termination:
Termination. The Company may terminate the Agreement at any time for “Cause,” defined as (1) a material breach by Mr. Magnusson of his duties and responsibilities as set forth under this Agreement, resulting from other than Mr. Magnusson's complete or partial incapacity due to Disability (2) gross misconduct, (3) a breach of the Agreement, the Company’s employment standards of conduct or employee manual, (4) neglect of duties under the Agreement, or (5) violation of a federal or state law or regulation applicable to the business of the Company. The Company may terminate Mr. Magnusson's employment for Disability, defined as “any physical or mental incapacitation that results in Mr. Magnusson's inability to perform his duties and responsibilities for the Company for a period in excess of 90 consecutive days or for more than 120 days during any consecutive 12 month period. Mr. Magnusson may terminate his employment with the Company for Good Reason, defined as one of the following events: (i) a material and adverse change in Mr. Magnusson's position, duties, responsibilities, or status; (ii) a material reduction in Mr. Magnusson's salary or benefits then in effect, other than a reduction comparable to reductions generally applicable to similarly situated employees of the Company or (iii) the Company materially breaches this Agreement.

Annual Compensation/Signing Bonus:
Mr. Magnusson’s annual base salary for Fiscal Year 2019 is $375,000, with subsequent year base salary rates to be determined at the sole discretion of the Compensation Committee of the Board of Directors, but in no event less than $375,000. Mr. Magnusson received a $75,000 bonus upon signing of the Agreement.

Bonus Compensation:
Mr. Magnusson shall be entitled to participate in all executive cash bonus/long term incentive compensation plan approved by the Board of Directors for executive officers and key executives of the Company, when and if established by the Compensation Committee, as determined by good faith negotiation with the Compensation Committee.

Severance:
In the event the Company terminates the Agreement for any reason other than Cause or Disability, or in the event that Mr. Magnusson terminates the Agreement for Good Reason, Mr. Magnusson will be entitled to severance payments equal to his then effective base salary payable on a semi-monthly basis until the date that is the earlier of (i) the scheduled expiration date of the Employment Agreement or (ii) twenty-four months after such event of termination. If Mr. Magnusson commences subsequent employment during such payment period, the payment amounts during such period shall be reduced by an amount equal to 75% of the base compensation received by Mr. Magnusson from his successor employer during the overlapping period of the severance payment period and Mr. Magnusson’s new employment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company's common stock as of April 15, 2021, by: (i) each person or entity that is known to the Company to own beneficially more than five percent of the outstanding shares of the Company's common stock; (ii) each director and nominee of the Company; (iii) each named executive officer; and (iv) all directors and executive officers of the Company as a group.

Name	No. of Shares (1)	Percentage of Common Stock (2)
Michael G. Magnusson, Director, President	15,000	*
Harold M. Lyons, CFO, Treasurer, Sr. Vice President, Finance and Secretary	3,946	*
Toni M. Perazzo, Director, Principal Stockholder (3)	327,374	21.2%
Evan M. Wallach, Director	1,770	*
Roy E. Hahn, Director	0	*
David P. Wilson, Director	1,215	*
All directors and executive officers as a group	349,305	22.6%
* Less than 1%
(1) Except as indicated in the footnotes to this table, the stockholders named in the table are known to the Company to have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership within 60 days after March 15, 2021.
(2) For purposes of calculating percentages, 1,545,884 shares, consisting of all of the outstanding shares of common stock (excluding Company treasury stock) outstanding as of March 15, 2021, was used.
(3) Includes (i) 16,007 shares of common stock held directly by Ms. Perazzo or as beneficiary of a 401(k) custodial account, (ii) 152,433 shares held by an irrevocable trust of which Ms. Perazzo is a beneficial owner; (iii) 152,434 shares held by an irrevocable trust of which a child of Ms. Perazzo is the beneficiary; and (iv) 6,500 shares held in a joint tenancy account with such child. Ms. Perazzo’s mailing address is c/o AeroCentury Corp., 1440 Chapin Avenue Suite 310, Burlingame, California 94010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Board Independence. A majority of the Board of Directors of the Company, consisting of Messrs. Hahn, Wallach, and Wilson, will be independent directors, as defined in Section 803A of the NYSE American Company Guide. Mr. Magnusson and Ms. Perazzo are not considered independent directors due to their employment by the Company within the previous three years.

Item 14.  Principal Accountant Fees and Services.

Audit Fees. The aggregate fees accrued by the Company as payable to BDO USA, LLP (the “Auditor”) for professional services rendered for the audit of the Company's financial statements for the fiscal year ended December 31, 2020, and for the review of the financial statements included in the Company's Forms 10-Q during the 2020 fiscal year were $374,950. The Company did not pay the Auditor for any Sarbanes-Oxley internal controls compliance review.

The aggregate fees accrued by the Company as payable to the Auditor for professional services rendered for the audit of the Company's financial statements for the fiscal year ended December 31, 2019, and for the review of the financial statements included in the Company's Forms 10-Q during the 2019 fiscal year were $400,550. The Company did not pay the Auditor for any Sarbanes-Oxley internal controls compliance review.

Audit-Related Fees. The Company made no payments to the Auditor for assurance or related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” in the fiscal years ended December 31, 2020 and 2019.

Tax Fees. The Company made no payments to the Auditor for tax-related services, including tax compliance, tax advice, tax planning and preparation of returns, in the fiscal years ended December 31, 2020 and 2019.

All Other Fees. No other fees were paid to the Auditor in the fiscal years ended December 31, 2020 and 2019.

Audit Committee Pre-Approval Policies and Procedures.  The retainer agreements between the Company and the Auditor setting forth the terms and conditions of and estimated fees to be paid to the Auditor for audit and tax return preparation services were pre-approved by the Audit Committee at the beginning of the respective engagements. Pursuant to its charter, the Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the Auditor, except as may be permitted by applicable law. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chair when expedition of services is necessary. The Auditor and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the Auditor in accordance with this pre-approval, and the fees for the services performed to date. None of the services rendered by the Auditor in 2019 or 2020 were rendered pursuant to the de minimis exception established by the SEC, and all such services were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits, Financial Statements Schedules.

(a)(1) The following financial statements of the Company are filed in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Stockholders’ Equity/(Deficit) for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019
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

3.2	Amended and Restated Bylaws of AeroCentury Corp., incorporated herein by reference to Exhibit 3.1 of the registrant’s Report on Form 8-K filed with the SEC on November 22, 2016
4.1	Reference is made to Exhibit 3.1.4.
4.2	Description of Registrant’s Securities, incorporated by reference to Exhibit 4.2 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2020.
10.1+
Employment Agreement dated May 9. 2019 between Michael G. Magnusson, AeroCentury Corp. and JetFleet Management Corp., incorporated by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on May 13, 2019

10.2
Fourth Amended and Restated Loan and Security Agreement dated May 1, 2020, between the Company and MUFG Union Bank, N.A., as administrative agent, and MUFG Union Bank, N.A. (“MUFG”), U.S. Bank National Association (“U.S. Bank”), Umpqua Bank, Columbia State Bank, and Zions Bancorporation, N.A.(fka ZB, N.A.) dba California Bank & Trust (“CB&T”), incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on May 5, 2020

10.3
Fourth Amended and Restated Mortgage and Security Agreement, dated as of May 1, 2020 between the Company, MUFG as administrative agent, MUFG, U.S. Bank, Umpqua Bank, Columbia State Bank, and CB&T, incorporated herein by reference to Exhibit 10.2 to the registrant’s Report on Form 8-K filed with the SEC on May 5, 2020

10.4
Deferral Agreement (MSNs 19002 and 19003) dated June 23, 2020 among ACY SN 19002 Limited, ACY SN 19003 Limited, and ACY E-175 LLC, Norddeutsche Landesbank Girozentrale, as swap counterparty (the “Swap Counterparty”), Norddeutsche Landesbank Girozentrale, New York Branch, as agent and participant and Wilmington Trust Company, as security trustee, incorporated by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on June 26, 2020

10.5
Consent and Release Agreement of Borrower Parties, entered into by the Company and its subsidiaries, JetFleet Holding Corp. and JetFleet Management Corp, incorporated by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on November 2, 2020

10.6
First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of October 30, 2020, by and between the Company, Drake Asset Management Jersey Limited, and UMB Bank, N.A., incorporated by reference to Exhibit 10.2 to the registrant’s Report on Form 8-K filed with the SEC on November 2, 2020

10.7
Membership Interest Purchase Agreement, dated March 16, 2021, between the Company and Drake Jet Leasing 10 LLC, incorporated herein by reference to that certain Exhibit 10.1 Report on Form 8-K filed by the Company with the SEC on March 22, 2021

10.8
Borrower Parent Transfer Agreement, made as of March 16, 2021 among the Company, Drake Jet Leasing 10 LLC; ACY E-175 LLC; Norddeutsche Landesbank Girozentrale, New York Branch, Norddeutsche Landesbank Girozentrale, and Wilmington Trust Company, a Delaware Trust Company, incorporated herein by reference to that certain Exhibit 10.2 Report on Form 8-K filed by the Company with the SEC on March 22, 2021

10.9
Side Letter No. 1, dated as of March 16, 2021, by and between the Company, Drake Asset Management Jersey Limited, Drake Jet Leasing 10 LLC and UMB Bank, N.A, incorporated herein by reference to that certain Exhibit 10.3 to the Report on Form 8-K filed by the Company with the SEC on March 22, 2021

10.10
Asset Purchase Agreement dated as of March 29, 2021, by and between the Company and Drake Asset Management Jersey Limited, incorporated herein by reference to that certain Exhibit 10.1 to the Report on Form 8-K filed by the Company with the SEC on March 30, 2021

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

Date April 15, 2021

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

Signature	Title	Dated

/s/ Michael G. Magnusson	Director and President of the Registrant (Principal Executive Officer)	April 15, 2021
Michael G. Magnusson
/s/ Harold M. Lyons	Senior Vice President-Finance and Secretary of the Registrant (Principal Financial and Accounting Officer)	April 15, 2021
Harold M. Lyons
/s/ Toni M. Perazzo	Director and Chair of the Board of Directors of the Registrant	April 15, 2021
Toni M. Perazzo
/s/ Roy E. Hahn	Director	April 15, 2021
Roy E. Hahn
/s/ Evan M. Wallach	Director	April 15, 2021
Evan M. Wallach
/s/ David P. Wilson	Director	April 15, 2021
David P. Wilson