Form 10-Q
period 2021-03-31
AEROCENTURY CORP
filed 2021-05-21
CIK 1036848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the registrant’s common stock outstanding as of May 21, 2021 was 1,545,884.

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

Forward-looking statements in this report include statements about the following matters, although this list is not exhaustive:

● the Company’s ability to construct and gain approval from the Bankruptcy Court for motions necessary for the Company to continue to conduct its operations, for the consummation of a sale of assets necessary to resolve the Drake Indebtedness (as defined below);

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

● the impact of certain industry trends, and in particular those that relate to the COVID pandemic, on the Company and its performance

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

All of the Company’s forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those projected or assumed by such forward-looking statements. Among others, the factors that could cause such differences include: the Company’s ability to obtain the Bankruptcy Court approvals for motions necessary for the Company to continue its business, conduct an auction sale of its assets, and execute its reorganization plan; the ongoing effects on the airline industry and global economy of the COVID-19 pandemic or any other public health emergencies; the impact on the industry from a terrorist attack involving air travel; the ability of the Company to raise debt or equity financing when needed on acceptable terms and in desired amounts, or at all; the Company’s ability to execute its reorganization plan successfully if approved; any noncompliance by the Company's lessees with respect to their obligations under their respective leases, including payment obligations; any economic downturn or other financial crisis; any inability to compete effectively with the Company’s better capitalized competitors; limited trading volume in the Company's stock; and the other factors detailed under "Factors That May Affect Future Results and Liquidity" in Item 2 of this report. In addition, the Company operates in a competitive and evolving industry in which new risks emerge from time to time, and it is not possible for the Company to predict all of the risks it may face, nor can it assess the impact of all factors on its business or the extent to which any factor or combination of factors could cause actual results to differ from expectations. As a result of these and other potential risks and uncertainties, the Company’s forward-looking statements should not be relied on or viewed as predictions of future events.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.  Exhibits.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.
AeroCentury Corp.
(Debtor-In-Possession)
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2021	2020
Assets:
Cash and cash equivalents	$4,224,900	$2,408,700
Cash and cash equivalents held for sale	-	345,900
Restricted cash held for sale	-	2,346,300
Accounts receivable	310,300	256,600
Finance leases receivable, net of allowance for doubtful accounts of $2,324,000 and $1,503,000 at March 31, 2021 and December 31, 2020, respectively	1,626,000	2,547,000
Aircraft held for lease, net of accumulated depreciation of $21,699,000 and $21,001,300 at March 31, 2021 and December 31, 2020, respectively	56,085,400	45,763,100
Assets held for sale	347,400	38,146,700
Property, equipment and furnishings, net of accumulated depreciation of $12,300 and $16,400 at March 31, 2021 and December 31, 2020, respectively	11,700	14,900
Office lease right of use, net of accumulated amortization of $43,900 and $27,400 at March 31, 2021 and December 31, 2020, respectively	125,900	142,400
Deferred tax asset	3,400	1,150,900
Taxes receivable	1,160,700	-
Prepaid expenses and other assets	539,100	255,300
Total assets	$64,434,800	$93,377,800
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued expenses	$215,300	$367,700
Accrued payroll	222,200	190,100
Notes payable and accrued interest, net of unamortized debt issuance costs of $780,900	-	88,793,200
Notes payable and accrued interest held for sale, net of unamortized debt issuance costs of $313,400	-	13,836,900
Derivative liability held for sale	-	767,900
Derivative termination liability	-	3,075,300
Lease liability	151,000	172,000
Maintenance reserves	2,099,900	2,000,600
Accrued maintenance costs	-	46,100
Security deposits	466,000	716,000
Unearned revenues	549,000	1,027,400
Income taxes payable	1,200	900
Total liabilities not subject to compromise	3,704,600	110,994,100
Liabilities subject to compromise	83,754,800	-
Total liabilities	87,459,400	110,994,100
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,545,884 shares outstanding at March 31, 2021 and December 31, 2020	1,800	1,800
Paid-in capital	16,782,800	16,782,800
Accumulated deficit	(36,771,900)	(31,361,600)
Accumulated other comprehensive loss	-	(2,000)
	(19,987,300)	(14,579,000)
Treasury stock at cost, 213,332 shares at March 31, 2021 and December 31, 2020	(3,037,300)	(3,037,300)
Total stockholders’ deficit	(23,024,600)	(17,616,300)
Total liabilities and stockholders’ deficit	$64,434,800	$93,377,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
(Debtor-In-Possession)
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended March 31,
	2021	2020
Revenues and other income:
Operating lease revenue	$2,737,200	$4,768,300
Finance lease revenue	-	56,300
Net loss on disposal of assets	(201,700)	(24,200)
Other loss	(1,300)	(23,200)
	2,534,200	4,777,200
Expenses:
Impairment in value of aircraft	1,940,400	6,654,900
Interest	1,914,700	6,012,900
Professional fees, general and administrative and other	1,595,100	850,300
Bad debt expense	821,000	1,170,000
Depreciation	699,300	2,170,300
Salaries and employee benefits	506,300	516,900
Insurance	247,900	186,900
Maintenance	145,000	80,200
Other taxes	25,600	25,600
	7,895,300	17,668,000
Loss before income tax provision/(benefit)	(5,361,100)	(12,890,800)
Income tax provision/(benefit)	49,200	(2,712,400)
Net loss	$(5,410,300)	$(10,178,400)
Loss per share:
Basic	$(3.50)	$(6.58)
Diluted	$(3.50)	$(6.58)
Weighted average shares used in loss per share computations:
Basic	1,545,884	1,545,884
Diluted	1,545,884	1,545,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
(Debtor-In-Possession)
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(5,410,300)	$(10,178,400)
Other comprehensive loss:
Unrealized losses on derivative instruments	-	(575,000)
Reclassification of net unrealized losses on derivative instruments to interest expense	2,600	1,318,400
Tax expense related to items of other comprehensive loss	(600)	(159,700)
Other comprehensive income	2,000	583,700
Total comprehensive loss	$(5,408,300)	$(9,594,700)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
(Debtor-In-Possession)
Condensed Consolidated Statements of Stockholders’ Equity/(Deficit)
For the Three Months Ended March 31, 2020 and March 31, 2021
(Unaudited)

	Number of Common Stock Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings/ (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	1,545,884	$1,800	$16,782,800	$10,882,100	$(3,037,300)	$(1,370,800)	$23,258,600
Net loss	-	-	-	(10,178,400)	-	-	(10,178,400)
Accumulated other comprehensive income	-	-	-	-	-	583,700	583,700
Balance, March 31, 2020	1,545,884	$1,800	$16,782,800	$703,700	$(3,037,300)	$(787,100)	$13,663,900

Balance, December 31, 2020	1,545,884	$1,800	$16,782,800	$(31,361,600)	$(3,037,300)	$(2,000)	$(17,616,300)
Net loss	-	-	-	(5,410,300)	-	-	(5,410,300)
Accumulated other comprehensive income	-	-	-	-	-	2,000	2,000
Balance, March 31, 2021	1,545,884	$1,800	$16,782,800	$(36,771,900)	$(3,037,300)	$-	$(23,024,600)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
(Debtor-In-Possession)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(176,700)	$(624,500)
Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	10,850,700	-
Proceeds from sale of assets held for sale, net of re-sale fees	-	3,104,800
Net cash provided by investing activities	10,850,700	3,104,800
Financing activities:
Repayment of notes payable – MUFG Credit Facility and Drake Loan	(11,011,700)	(1,165,000)
Repayment of notes payable – Nord Loans	(703,100)	(664,000)
Issuance of notes payable – PPP Loan	170,000	-
Debt issuance costs	(5,200)	(80,300)
Net cash used in financing activities	(11,550,000)	(1,909,300)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(876,000)	571,000
Cash, cash equivalents and restricted cash, beginning of period	5,100,900	3,427,100
Cash, cash equivalents and restricted cash, end of period	$4,224,900	$3,998,100

The components of cash and cash equivalents and restricted cash at the end of each of the periods presented consisted of:

	March 31,
	2021	2020
Cash and cash equivalents	$4,224,900	$1,746,200
Restricted cash	-	2,251,900
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$4,224,900	$3,998,100

During the three months ended March 31, 2021 and 2020, the Company paid interest totaling $186,500 and $1,722,500, respectively. The Company paid income taxes of $4,000 and $110,500 during the three months ended March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp. (“AeroCentury”) is a Delaware corporation incorporated in 1997. AeroCentury together with its consolidated subsidiaries is referred to as the “Company.”

In August 2016, AeroCentury formed two wholly-owned subsidiaries, ACY 19002 Limited (“ACY 19002”) and ACY 19003 Limited (“ACY 19003”) for the purpose of acquiring aircraft using a combination of cash and third-party financing (“UK LLC SPE Financing” or “special-purpose financing”) separate from AeroCentury’s credit facility (the “MUFG Credit Facility”). The UK LLC SPE Financing was repaid in full in February 2019 as part of a refinancing involving new non-recourse term loans totaling approximately $44.3 million (“Nord Loans”) made to ACY 19002, ACY 19003, and two other newly formed special-purpose subsidiaries of AeroCentury, ACY SN 15129 LLC (“ACY 15129”) and ACY E-175 LLC (“ACY E-175”), which were formed for the purpose of refinancing four of the Company’s aircraft using the Nord Loans. See Note 4(b) for more information about the Nord Loans. As discussed in Note 3(a), the Company sold its membership interest in ACY E-175 in March 2021.

Financial information for AeroCentury and its consolidated subsidiaries is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period. All intercompany balances and transactions have been eliminated in consolidation.

As discussed below, on March 29, 2021 (the “Petition Date”), AeroCentury and certain of its subsidiaries in the U.S. (collectively the "Debtors" and the "Debtors- in-Possession") filed voluntary petitions for relief (collectively, the "Petitions") under Chapter 11 of Title 11 ("Chapter 11") of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases (the "Chapter 11 Case") are being jointly administered under the caption In re: AeroCentury Corp., et al., Case No. 21-10636.

Effective on the Petition date, the Company applied accounting standards applicable to reorganizations, Accounting Standards Codification 852 - Reorganizations, in preparing the accompanying condensed consolidated financial statements, which requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, obligations of the Debtors incurred prior to the Petition Date (“Pre-petition”) that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2021. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 8, "Liabilities Subject to Compromise," for additional information.

(b) Company Indebtedness

As discussed in Note 4, on October 30, 2020, the lenders (“MUFG Lenders”) under the Company’s previous term loan facility (the “MUFG Loan”) sold the MUFG Loan and the $3.1 million obligation of the Company from termination of the two swaps (the “MUFG Swaps”) related to the MUFG Loan to Drake Asset Management Jersey Limited (“Drake”), and the Company and Drake entered into an amendment of the loan (as amended, the “Drake Loan Agreement”) under which, among other things, the cash component of interest due for March 2020 and thereafter for the term of the loan was capitalized.

The Drake Loan Agreement had a stated maturity date of March 31, 2021 and is secured by a lien on substantially all of the Company’s assets but collection on or exercise or rights or remedies with the Drake Loan Agreement were stayed due to the Company’s Chapter 11 filing, as discussed below in Note 1(e), “Automatic Stay.”

(c)  Voluntary Petitions for Bankruptcy

In connection with the impending maturity of the Company’s indebtedness owed to Drake (“Drake Indebtedness”) and the continuing economic impact from COVID-19, on March 29, 2021, the Debtors filed voluntary petitions for relief (collectively, the "Petitions") under Chapter 11 in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re: AeroCentury Corp., et al., Case No. 21-10636.

The Bankruptcy Court approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Case on the Company’s operations, customers and employees. Pursuant to orders entered by the Bankruptcy Court, the Debtors are authorized to conduct their business activities in the ordinary course, and among other things and subject to the terms and conditions of such orders: (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) continue to maintain certain customer programs; (iv) maintain their insurance program; (v) use cash collateral on an interim basis; and (vi) continue their cash management system.

On April 22, 2021, the Bankruptcy Court entered an order authorizing and approving the funding of the Company’s Chapter 11 bankruptcy cases on a final basis. This final order authorizes the Company’s continued access to funding for its business operations and restructuring process, to the extent that such funding is available. On the same date, the Bankruptcy Court entered an order authorizing and approving marketing and sale procedures with respect to the sale of some or all of the Company’s assets. The Company’s court-supervised sale process requires any bids for its assets to be submitted by 5:00 p.m. on May 17. No third party qualified bids were received for the Company’s assets in the Court-approved marketing and sale process, so the proposed auction for assets will not  be conducted, and the Company anticipates that the sale of the Drake Collateral will proceed under the terms of the stalking horse agreement.  There were non-qualified third party bids received by the Company for certain subsets of the Company’s aircraft assets, and the Company is currently reviewing and evaluating those offers. With respect to any asset purchases proposed in such non-qualified bids that include Drake Collateral, the Company is consulting with Drake.

(d) Debtors-In-Possession

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

(e) Automatic Stay

Subject to certain specific exceptions under the Bankruptcy Code, the Petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to Pre-petition obligations of the Debtors. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ Pre-petition liabilities are subject to settlement under the Bankruptcy Code.

(f) Borrowing Capacity and Availability

At March 31, 2021, the Company had no borrowing capacity or availability under the Drake Loan Agreement. The filing of the Chapter 11 Case constituted a default, termination events and/or amortization event with respect to the Drake Indebtedness. As discussed in Note 3(a), in March 2021, the Company sold its ownership interest in ACY E-175 to Drake, and Drake assumed ACY E-175’s indebtedness under its Nord Loan.

(g) Going Concern

At March 31, 2021, the Company had total book assets of approximately $64.4 million and total liabilities of $87.4 million, resulting in a negative book equity of $23.0 million. The largest portion, $83.3 million, of the Company’s debt is owed to Drake Asset Management Jersey Limited (“Drake”) and was payable with accrued interest on March 31, 2021.

The Company did not have the resources to meet its obligations to repay the Drake debt when due on March 31, 2021, which is a principal reason for its decision to file for protection under Chapter 11 of the bankruptcy code. It has also recognized that it requires additional funding to continue its operations, and that it has not identified a source for such funding to date. Although management plans include securing additional funding, it cannot conclude that it is probable that such plan will be achieved and mitigate the conditions that led to substantial doubt about the Company’s ability to continue as a going concern. The Company has suffered recurring losses from operations, is in default of its debt obligations under the Drake debt, and has a net capital deficiency. The Company’s poor financial position, including its poor short-term liquidity given the maturity of the Drake debt, the amount of liability under the Drake debt in relation to the fair value of the Company’s assets and the uncertainty of generating sufficient funds over the year after publication of its financial statements to continue operations have led the Company to conclude that there is substantial doubt about its ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to successfully implement a plan of reorganization, among other factors, and the realization of assets and the satisfaction of liabilities are subject to uncertainty. Further, any plan of reorganization could materially change the amounts of assets and liabilities reported in the accompanying condensed consolidated financial statements. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern or as a consequence of its Chapter 11 filing.

(h) Impact of COVID-19

In March 2020, the World Health Organization (“WHO”) declared the novel strain of coronavirus (“COVID-19”) a pandemic, and COVID-19 has continued to have wide-ranging impacts as the virus spreads globally (the “COVID-19 Pandemic”). The ongoing COVID-19 Pandemic has had an overwhelming effect on all forms of transportation globally, but most acutely for the airline industry. The combined effect of fear of infection during air travel and international and domestic travel restrictions has caused a dramatic decrease in passenger loads in all areas of the world, not just in those countries with active clusters of COVID-19, but in airline ticket net bookings (i.e. bookings made less bookings canceled) of flights as well. This has led to significant cash flow issues for airlines, including some of the Company’s customers. The Company permitted one of its customers, which leases two regional turboprop aircraft, to make reduced payments totaling approximately $0.3 million in the second and fourth quarters of 2020 as well as $0.4 million in the first quarter of 2021 and the customer paid the reduced amounts.

In addition, two other customers, each of which leases an aircraft subject to a sales-type lease, did not make lease payments totaling approximately $1.0 million in 2020 and $0.9 million in the first quarter of 2021, and the Company and the customers are discussing remedies regarding the non-payment. As discussed in Note 2, the Company recorded a bad debt allowance of $821,000 related to one of the two sales-type finance leases during first quarter of 2021 as a result of its May 2021 agreement to sell the aircraft to the customer, which requires the approval of the Bankruptcy Court and which the Company expects to occur in the second quarter of 2021.

The impact of the COVID-19 Pandemic has also led the Company to determine that there is uncertainty related to rent, interest and debt payments such that, as disclosed in Notes 4 and 5, the Company de-designated its interest rate swaps as hedges in March 2020 since the payments related to the swaps were deemed not probable to occur. Additionally, in December 2020, the Company determined that it was probable that certain future cash flows under its interest rate swaps would not occur, and the Company consequently reclassified accumulated other comprehensive income (“AOCI”) associated with such cash flows into interest expense.

(i) Use of Estimates

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

(k) Finance Leases

As of March 31, 2021, the Company had two sales-type leases secured by aircraft. Both leases contain lessee bargain purchase options at prices substantially below the subject asset’s estimated residual value at the exercise date for the option. Consequently, the Company classified each of these two leases as finance leases for financial accounting purposes. For such finance leases, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option, as a finance lease receivable on its balance sheet, and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease. For each of the sales-type leases, the Company recognized as a gain or loss the amount equal to (i) the net investment in the sales-type lease plus any initial direct costs and lease incentives less (ii) the net book value of the subject aircraft at inception of the applicable lease.

(l) Taxes

As part of the process of preparing the Company’s condensed consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and GAAP purposes.  These differences result in deferred tax assets and liabilities, which are included in the balance sheet.  In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company's current three-year cumulative loss through December 31, 2020, the impacts of COVID-19 pandemic on the worldwide airline industry and the Company’s recent filing for protection under Chapter 11 of the bankruptcy code.  Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes.  Based on its analysis, the Company has concluded that a valuation allowance is necessary for its U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a valuation allowance of $1,126,100 for the three months ended March 31, 2021. Additionally, the Company has concluded that based on its analysis, some of its foreign net operating loss carrybacks are not expected to be realized based on limitations on the utilization of its foreign net operating losses, and therefore recorded a foreign tax expense of $54,300 for the reduced tax refund for the three months ended March 31, 2021.

The Company accrues non-income based sales, use, value added and franchise taxes as other tax expense in the condensed consolidated statement of operations.

(m) Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

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

The Company had an allowance for doubtful accounts of $2,324,000 and $1,503,000 at March 31, 2021 and December 31, 2020, respectively.

(n) Interest Rate Hedging

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

In March 2020, the Company determined that the future hedged interest payments related to its five remaining Nord Loan interest rate hedges (the “Nord Swaps”) were no longer probable of occurring, and consequently de-designated all five swaps from hedge accounting. Additionally, in December 2020, the Company determined that the interest cash flows that were associated with its three remaining swaps were probable of not occurring after February 2021.

(o) Recent Accounting Pronouncements

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

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), to simplify the accounting for income taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company’s adoption of ASU 2019-12 did not have a material impact on its consolidated financial statements.

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

(a) Assets Held for Lease

At March 31, 2021 and December 31, 2020, the Company’s aircraft held for lease consisted of the following:
	March 31, 2021		December 31, 2020
Type	Number owned	% of net book value	Number owned	% of net book value
Regional jet aircraft	7	70%	4	67%
Turboprop aircraft	3	30%	2	33%

	March 31, 2021				December 31, 2020
Type	Cost	Accumulated depreciation	Impairment losses	Net	Cost	Accumulated depreciation	Impairment losses	Net
Aircraft under operating leases	$74,397,700	$(21,699,000)	$(7,633,300)	$45,065,400	$74,397,700	$(21,001,300)	$(7,633,300)	$45,763,100
Off-lease aircraft	56,364,200	(9,454,200)	(35,890,000)	11,020,000	-	-	-	-
	$130,761,900	$(31,153,200)	$(43,523,300)	$56,085,400	$74,397,700	$(21,001,300)	$(7,633,300)	$45,763,100

The Company did not purchase or sell any aircraft held for lease during the first quarter of 2021. As a result of its Chapter 11 filing in March 2021 and the Company’s consequent lack of authority to sell certain assets without the approval of the Bankruptcy Court, the Company reclassified four off-lease aircraft, comprised of three regional jet aircraft and one turboprop aircraft, from held for sale to held for lease. As discussed below, the Company has two turboprop aircraft that are being sold in parts and are held for sale in the ordinary course of its business.

As of March 31, 2021, minimum future lease revenue payments receivable under non-cancelable operating leases were as follows:

Years ending December 31

2021	$5,832,000
2022	7,320,100
2023	7,320,100
2024	5,843,800
2025	2,978,200
Thereafter	3,066,000
$32,360,200

The remaining weighted average lease term of the Company’s assets under operating leases was 26 months and 29 months at March 31, 2021 and December 31, 2020, respectively.

(b) Sales-Type and Finance Leases

The Company has two sales-type leases, which were substantially modified in January 2020 to reduce the amount of monthly payments and purchase option amounts due under the leases. Although the modifications would ordinarily have given rise to income or loss resulting from the changed term of the agreements, the lessee’s poor compliance with the lease terms has led the Company to value the sales-type leases at the fair value of the collateral and, as such, the modifications did not give rise to any effect on income other than that related to the collateral value of the financed aircraft. As a result of payment delinquencies by the two customers, the Company recorded bad debt allowances of $1,170,000 and $333,000 during the first and second quarters of 2020, respectively. During the first quarter of 2021, the Company recorded a bad debt allowance of $821,000 related to one of the two sales-type finance leases as a result of its May 2021 agreement to sell the aircraft to the customer, which requires the approval of the Bankruptcy Court and which the Company expects to occur in the second quarter of 2021. The two leases remain treated as sales-type leases.

At March 31, 2021 and December 31, 2020, the net investment included in sales-type leases and direct financing leases receivable were as follows:
	March 31, 2021	December 31, 2020
Gross minimum lease payments receivable	$4,038,000	$4,138,000
Less unearned interest	(88,000)	(88,000)
Allowance for doubtful accounts	(2,324,000)	(1,503,000)
Difference between minimum lease payments receivable and collateral value of leases	-	-
Finance leases receivable	$1,626,000	$2,547,000

As of March 31, 2021, minimum future payments receivable under finance leases were as follows:
Years ending December 31

2021	$2,197,000
2022	1,284,000
2023	557,000
$4,038,000

The remaining weighted average lease term of the Company’s assets under sales-type and finance leases was 21 months and 25 months at March 31, 2021 and December 31, 2020, respectively.

The following is a roll forward of the Company’s finance lease receivable allowance for doubtful accounts from December 31, 2020 to March 31, 2021:
Balance, December 31, 2020	$1,503,000
Additions charged to expense	821,000
Balance, March 31, 2021	$2,324,000

3. Assets and Liabilities Held for Sale

As a result of its Chapter 11 filing in March 2021 and the Company’s consequent lack of authority to sell certain assets without the approval of the Bankruptcy Court, the Company reclassified four off-lease aircraft, comprised of three regional jet aircraft and one turboprop aircraft, from held for sale to held for lease. The Company has two turboprop aircraft that are being sold in parts and are held for sale in the ordinary course of its business.

(a) ACY E-175 LLC

In March 2021, the Company sold its 100% membership interest in ACY E-175 LLC, which owned three Embraer E-175 aircraft on lease to a U.S. regional airline. At December 31, 2020, the Company classified the assets and liabilities of ACY E-175 LLC as held for sale and recorded an impairment loss of $2,649,800. The table below sets for the assets and liabilities that were classified as held for sale at December 31, 2020:
Cash and cash equivalents	$345,900
Restricted cash	2,346,300
Aircraft	24,550,000
Notes payable and accrued interest, net of unamortized debt issuance costs of $313,400	13,836,900
Derivative liability	767,900

The pre-tax loss of ACY E-175 LLC was $1,976,200 and $2,950,300 for the year ended December 31, 2020 and quarter ended March 31, 2021, respectively.

(b) Part-out Assets

The Company owns two aircraft being sold in parts (“Part-out Assets”). During the first quarter of 2021, the Company received $34,400 in cash and accrued $44,200 in receivables related to the Part-out Assets. These amounts were accounted for as follows: $34,400 reduced accounts receivable for parts sales accrued in the fourth quarter of 2020; $38,900 reduced the carrying value of the parts; and $5,300 was recorded as gains in excess of the carrying value of the parts. During the first quarter of 2020, the Company received $175,500 in cash and accrued $77,300 in receivables for parts sales. These amounts were accounted for as follows: $117,400 reduced accounts receivable for parts sales accrued in the fourth quarter of 2019; $117,800 reduced the carrying value of the parts; and $17,600 was recorded as gains in excess of the carrying value of the parts.

In May 2021, the Company agreed to sell most of the Part-out Assets for $290,000, and recorded an impairment loss of $1,940,400 in the first quarter of 2021.

4. Notes Payable and Accrued Interest

At March 31, 2021 and December 31, 2020, the Company’s notes payable and accrued interest consisted of the following. The Drake Loan and PPP Loan are included in liabilities subject to compromise at March 31, 2021 in the accompanying condensed consolidated balance sheet.

	March 31, 2021	December 31, 2020
Drake Loan, subject to compromise at March 31, 2021:
Principal	$79,439,900	$88,557,000
Unamortized debt issuance costs	-	(780,900)
Accrued interest	744,500	739,000
Paycheck Protection Program Loans, subject to compromise at March 31, 2021:
Principal	446,400	276,400
Accrued interest	2,600	1,700
	$80,633,400	$88,793,200
Nord Loans held for sale:
Principal	$-	$14,091,300
Unamortized debt issuance costs	-	(313,400)
Accrued interest	-	59,000
	$-	$13,836,900

(a) Drake Loan

On October 30, 2020, the MUFG Lenders under the Company’s MUFG Loan sold the MUFG Loan and the $3.1 million obligation of the Company from termination of the MUFG Swaps to Drake, and the Company and Drake entered into the Drake Loan Agreement under which, among other things, the cash component of interest due for March 2020 and thereafter for the term of the loan will be capitalized.

The Drake Indebtedness is secured by a first priority lien held by Drake, which lien is documented in an amended and restated mortgage and security agreement assigned to Drake, on all of the Company's assets, including the Company’s entire aircraft portfolio, other than two aircraft leased to Kenyan lessees and certain part-out assets. The Drake Indebtedness had a stated maturity date of March 31, 2021, but collection on or exercise of rights or remedies with the Drake Loan Agreement were stayed due to the Company’s Chapter 11 filing, as discussed in Note 1(e), “Automatic Stay.”

(b) Nord Loans

On February 8, 2019, the Company, through four wholly-owned subsidiary limited liability companies (“LLC Borrowers”), entered into a term loan agreement NordDeutsche Landesbank Girozentrale, New York Branch (“Nord”) that provided for six separate term loans (“Nord Loans”) with an aggregate principal amount of $44.3 million. Each of the Nord Loans is secured by a first priority security interest in a specific aircraft (“Nord Loan Collateral Aircraft”) owned by an LLC Borrower, the lease for such aircraft, and a pledge by the Company of its membership interest in each of the LLC Borrowers, pursuant to a Security Agreement among the LLC Borrowers and a security trustee, and certain pledge agreements.

The interest rates payable under the Nord Loans varied by aircraft and were based on a fixed margin above either 30-day or 3-month LIBOR. The maturity of each Nord Loan varied by aircraft, with the first Nord Loan maturing in October 2020 and the last Nord Loan maturing in May 2025. The debt under the Nord Loans was expected to be fully amortized by rental payments received by the LLC Borrowers from the lessees of the Nord Loan Collateral Aircraft during the terms of their respective leases and remarketing proceeds.

The Nord Loans included covenants that impose various restrictions and obligations on the LLC Borrowers, including covenants that require the LLC Borrowers to obtain Nord consent before they can take certain specified actions, and certain events of default. The Company was in compliance with all covenants under the Nord Loans at December 31, 2020.

One of the Nord Loan Collateral Aircraft was sold in 2019 and two Nord Loan Collateral Aircraft were sold in 2020. The excess proceeds from the 2020 sales were held as restricted cash by ACY E-175. The restricted cash, the three aircraft held by ACY E-175 and ACY E-175’s Nord Loans and derivative liability were classified as held for sale at December 31, 2020. During March 2021, the Company sold its interest in ACY E-175 and was released from any remaining guarantee obligations under the Nord Loan and interest swap obligations of the special-purpose subsidiary.

(c) Paycheck Protection Program Loans

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

The applications for the PPP Loans required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loans attendant to these funds, is dependent on the Company having initially qualified for the loans and qualifying for the forgiveness of such loans based on its future adherence to the forgiveness criteria.

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

The Company designated seven of its interest rate swaps as cash flow hedges upon entering into the swaps. Changes in the fair value of the hedged swaps were included in other comprehensive income/(loss), which amounts are reclassified into earnings in the period in which the transaction being hedged affected earnings (i.e., with future settlements of the interest rate swaps). One of the interest rate swaps was not eligible under its terms for hedge treatment and was terminated in 2019 when the associated asset was sold and the related debt was paid off. Changes in fair value of non-hedge derivatives are reflected in earnings in the periods in which they occur.

(a) MUFG Swaps

The two interest rate swaps entered into by AeroCentury (the “MUFG Swaps”) were intended to protect against the exposure to interest rate increases on $50 million of the Company’s MUFG Credit Facility debt prior to its sale to Drake during the fourth quarter of 2020. The MUFG Swaps had notional amounts totaling $50 million and were to extend through the maturity of the MUFG Credit Facility in February 2023. Under the ISDA agreement for these interest rate swaps, defaults under the MUFG Credit Facility give the swap counterparty the right to terminate the interest rate swaps with any breakage costs being the liability of the Company.

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

(b) Nord Swaps

With respect to the interest rate swaps entered into by the LLC Borrowers (“the Nord Swaps”), the swaps were deemed necessary so that the anticipated cash flows of such entities, which arise entirely from the lease rents for the aircraft owned by such entities, would be sufficient to make the required Nord Loan principal and interest payments, thereby preventing default so long as the lessees met their lease rent payment obligations.

The Nord Swaps were entered into by the LLC Borrowers and provided for reduced notional amounts that mirrored the amortization under the Nord Loans entered into by the LLC Borrowers, effectively converting each of the related Nord Loans from a variable to a fixed interest rate, ranging from 5.38% to 6.30%. Each of Nord Swaps extended for the duration of the corresponding Nord Loan. Two of the swaps had maturities in the four quarter of 2020 and were terminated when the associated assets were sold and the related debt was paid off. The other three LLC Swaps had maturities in 2025, but were sold in March 2021 as part of the Company’s sale of its membership interest in ACY E-175.

As discussed in Note 4, in March 2020, the Company determined that the future hedged interest payments related to its Nord Swaps were no longer probable of occurring, as a result of lease payment defaults for the aircraft owned by ACY 19002 and ACY 19003 and conversations with the lessee for the three aircraft owned by ACY E-175 regarding likely rent concessions, and consequently de-designated all five Nord Swaps as hedges because the lease payments were used to service the Nord Loans associated with the swaps. As a result of de-designation, future changes in market value were recognized in ordinary income and AOCI was reclassified to ordinary income as the forecasted transactions occurred. In December 2020, the Company determined that the payments after February 2021 for the three remaining swaps were probable not to occur as a result of the Company’s agreement to sell its interest in ACY E-175 during the first quarter of 2021. Accumulated other comprehensive income of $2,600 and $48,100 related to the Nord Swaps was recognized as an expense in the first quarters of 2021 and 2020, respectively.

The Company has reflected the following amounts in its net loss:
	For the Three Months Ended March 31,
	2021	2020
Change in value of undesignated interest rate swaps	$(48,700)	$1,908,300
Reclassification from other comprehensive income to interest expense	2,600	150,700
Reclassification from other comprehensive income to interest expense – forecasted transaction probable not to occur	-	1,167,700
Included in interest expense	$46,100	$3,226,700

The following amount was included in other comprehensive income/(loss), before tax:

Loss on derivative instruments deferred into other comprehensive income/(loss)	$-	$(575,000)
Reclassification from other comprehensive income to interest expense	2,600	150,700
Reclassification from other comprehensive income to interest expense – forecasted transaction probable not to occur	-	1,167,700
Change in accumulated other comprehensive income	$2,600	$743,400

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

In July 2020, the lease for the Company’s office lease was extended for one month to July 31, 2020 at a rate of $10,000. The Company signed a lease for a smaller office suite in the same building effective August 1, 2020. The lease provides for a term of 30 months expiring on January 31, 2023, at a monthly base rate of approximately $7,400, with no rent due during the first six months. The Company recognized an ROU asset and lease liability of $169,800, both of which were non-cash items and are not reflected in the condensed consolidated statement of cash flows. No cash was paid at the inception of the lease, and a discount rate of 3% was used, based on the interest rates available on secured commercial real estate loans available at the time. At March 31, 2021, the weighted average discount rate was 3% and the weighted average remaining lease term was 22 months.

The Company estimates that the maturities of operating lease base rent of its office space were as follows as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
2021	$59,100	$81,300
2022	88,700	88,700
2023	7,400	7,400
	155,200	177,400
Discount	(4,200)	(5,400)
Lease liability	$151,000	$172,000

During the quarter ended March 31, 2021, the Company recognized amortization, finance costs and other expense related to the office lease as follows:

Fixed rental expense during the quarter	$17,700
Variable lease expense	6,500
Total lease expense during the quarter	$24,200

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

As of March 31, 2021, the Company had no interest rate swaps. In the quarter ended March 31, 2021, $48,700 was realized through the income statement as a decrease in interest expense.

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

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivatives	$-	-	$-	-	$(767,900)	$-	$(767,900)	$-
Total	$-	$-	$-	$-	$(767,900)	$-	$(767,900)	$-

There were no transfers into or out of Level 3 during the same periods.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and these and other assets held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. The independent appraisals utilized the market approach which uses recent sales of comparable assets, making appropriate adjustments to reflect differences between them and the subject property being analyzed.   Certain assumptions are used in the management’s estimate of the fair value of aircraft including the adjustments made to comparable assets, identifying market data of similar assets, and estimating cost to sell. These are considered Level 3 within the fair value hierarchy. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the asset’s carrying value exceeds its fair value. During the first quarter of 2021, the Company recorded an impairment loss of $1,940,400 on its two assets held for sale, based on expected sales proceeds, which had an aggregate fair value of $347,400. Based on expected sales proceeds, the Company recorded impairment losses totaling $6,654,900 on four of its assets held for sale in the first quarter of 2020, which had an aggregate fair value of $15,828,200.

The following table shows, by level within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020:

	Assets Written Down to Fair Value								Total Losses
	March 31, 2021				December 31, 2020				For the Three Months Ended March 31,
		Level				Level
Total		1	2	3	Total	1	2	3	2021	2020
Assets held for lease	$43,124,000	$-	$-	$43,124,000	$32,650,000	$-	$-	$32,650,000	$-	$-
Assets held for sale	347,400	-	-	347,400	38,041,600	-	-	38,041,600	1,940,400	6,654,900
Total	$43,471,400	$-	$-	$43,471,400	$70,691,600	$-	$-	$70,691,600	$1,940,400	$6,654,900

There were no transfers into or out of Level 3 during the same periods.

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable, amounts borrowed under the Drake Loan, notes payable under special-purpose financing, its derivative termination liability and its derivative instruments. The fair value of accounts receivable, accounts payable and the Company’s maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments because of their short-term maturity. The fair value of finance lease receivables approximates the carrying value as discussed in Note 1(k). The fair value of the Company’s derivative instruments is discussed in Note 5 and in this note above in “Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis.”

Borrowings under the Company’s Drake Loan bear floating rates of interest that reset periodically to a market benchmark rate plus a credit margin. The Company believes the effective interest rate under the Drake Loan approximates current market rates, and therefore that the outstanding principal and accrued interest of $89,296,000 at December 31, 2020 approximates its fair values on such date. The fair value of the Company’s outstanding balance of its Drake Loan is categorized as a Level 3 input under the GAAP fair value hierarchy. Pursuant to rules related to its bankruptcy filing, the Company reported the liability of the Drake Loan as subject to compromise at the amount expected to be allowed.

The Company believes the effective interest rate under the Nord Loans approximated current market rates for such indebtedness at the dates of the condensed consolidated balance sheets, and therefore that the outstanding principal and accrued interest of $0 and $14,150,300 approximate their fair values at March 31, 2021 and December 31, 2020, respectively. Such fair value is categorized as a Level 3 input under the GAAP fair value hierarchy.

As discussed in Note 2(b), as a result of payment delinquencies by the Company’s two customers of aircraft subject to sales-type finance leases, the Company recorded a bad debt allowance of $821,000 during the first quarter of 2021. The finance lease receivable for one of its finance leases is valued at its collateral value under the practical expedient alternative, and the second is valued at the expected cash flow from the expected sale during the second quarter of 2021.

There were no transfers in or out of assets or liabilities measured at fair value under Level 3 during the three months ended March 31, 2021 or 2020.

8. Liabilities Subject to Compromise

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2021 includes amounts classified as liabilities subject to compromise, which represents pre-petition liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual settlement amounts. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments could be material and will be recorded in reorganization items, net in the accompanying unaudited condensed statements of operations.

The following table summarizes liabilities subject to compromise at March 31, 2021:

Accrued maintenance costs	$46,100
Drake Loan:
Principal	79,439,900
Accrued interest	744,500
Paycheck Protection Program Loan:
Principal	446,400
Accrued interest	2,600
Derivative termination liability	3,075,300
$83,754,800

9. Reorganization Items, Net

The Debtors will incur costs associated with the reorganization, including professional and consulting fees. Charges associated with the Chapter 11 Cases will be recorded as reorganization items in the Company’s condensed consolidated statements of operations. The Company incurred no such expenses during the three months ended March 31, 2021.

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

11. Income Taxes

The Company recorded income tax expense of $49,200 in the first quarter of 2021, or negative 0.92% of pre-tax loss, compared to $2.7 million income tax benefit, or 21.0% of pre-tax loss in the first quarter of 2020. The difference in the effective federal income tax rate from the normal statutory rate in the first quarter of 2021 was primarily related to the recording of a valuation on U.S. deferred tax assets.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company's current five-year cumulative loss through March 31, 2021, the impacts of COVID-19 pandemic on the worldwide airline industry and the Company’s recent filing for protection under Chapter 11 of the bankruptcy code. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a valuation allowance of $1,126,100 for the three months ended March 31, 2021. Additionally, the Company has concluded that based on its analysis, some of its foreign net operating loss carrybacks are not expected to be realized based on limitations on the utilization of its foreign net operating losses, and therefore recorded a foreign tax expense of $54,300 for the reduced tax refund for the three months ended March 31, 2021.

12. Condensed Combined Debtor-in-Possession Financial Information

The following financial statements represent the unaudited condensed combined financial statements of the Debtors. The results of the non-debtor entities are not included in these financial statements. Intercompany transactions among the Debtors have been eliminated in the following financial statements. Intercompany transactions among the Debtor and non-debtor entities have not been eliminated in the following financial statements.

The Debtors
Condensed Combined Balance Sheet
March 31, 2021
(Unaudited)

Assets:
Cash and cash equivalents	$3,755,000
Accounts receivable	286,100
Due from non-debtor affiliates	350,900
Finance leases receivable, net of allowance for doubtful accounts of $2,324,000	1,626,000
Aircraft held for lease, net of accumulated depreciation of $21,699,000	56,085,400
Assets held for sale	347,400
Property, equipment and furnishings, net of accumulated depreciation of $12,300	11,700
Office lease right of use, net of accumulated amortization of $43,900	125,900
Investment in non-debtor subsidiaries	3,610,600
Prepaid expenses and other assets	562,000
Total assets	$66,761,000
Liabilities:
Accounts payable	$133,500
Payable to non-debtor subsidiaries	2,422,000
Accrued payroll	209,400
Lease liability	151,000
Maintenance reserves	2,099,900
Security deposits	466,000
Unearned revenues	549,000
Total liabilities not subject to compromise	6,030,800
Liabilities subject to compromise	83,754,800
Total liabilities	89,785,600
Total stockholders’ deficit attributable to the Debtors	(23,024,600)
Total liabilities and stockholders’ deficit	$66,761,000

The Debtors
Condensed Combined Statements of Operations
For the Three Months Ended March 31, 2021
(Unaudited)

Revenues and other income:
Operating lease revenue	$1,987,200
Net loss on disposal of assets	(2,473,200)
Other loss	(1,700)
(487,700)
Expenses:
Impairment in value of aircraft	1,940,400
Interest	1,844,700
Professional fees, general and administrative and other	1,632,100
Bad debt expense	821,000
Depreciation	699,300
Salaries and employee benefits	464,300
Insurance	247,900
Maintenance	145,000
Other taxes	25,600
7,820,300
Loss before income taxes and equity in earnings of non-debtor entities	(8,308,000)
Income tax provision	49,200
Equity in earnings of non-debtor entities	2,946,900
Net loss	$(5,410,300)

The Debtors
Condensed Combined Statements of Cash Flows
For the Three Months Ended March 31, 2021
(Unaudited)

Net cash used in operating activities	$(577,200)
Investing activity-
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	13,246,000
Net cash provided by investing activity	13,246,000
Financing activities:
Repayment of notes payable – MUFG Credit Facility and Drake Loan	(11,011,700)
Issuance of notes payable – PPP Loan	170,000
Net cash used in financing activities	(10,841,700)
Net increase in cash, cash equivalents and restricted cash	1,827,100
Cash, cash equivalents and restricted cash, beginning of period	1,927,900
Cash, cash equivalents and restricted cash, end of period	$3,755,000

13. Subsequent Events

The Company’s court-supervised sale process required any bids for its assets to be submitted by 5:00 p.m. on May 17. No third party qualified bids were received for the Company’s assets in the Court-approved marketing and sale process, so the proposed auction for assets will not  be conducted, and the Company anticipates that the sale of the Drake Collateral will proceed under the terms of the stalking horse agreement.  There were non-qualified third party bids received by the Company for certain subsets of the Company’s aircraft assets, and the Company is currently reviewing and evaluating those offers. With respect to any asset purchases proposed in such non-qualified bids that include Drake Collateral, the Company is consulting with Drake.

In May 2021, the Company agreed to sell most of the Part-out Assets for $290,000, and recorded an impairment loss of $1,940,400 in the first quarter of 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020 and the audited consolidated financial statements and notes included therein (collectively, the “2020 Annual Report”), as well as the Company’s unaudited condensed consolidated financial statements and the related notes included in this report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, the Company has presumed that readers have access to and have read the disclosure under the same heading contained in the 2020 Annual Report. This discussion and analysis contains forward-looking statements. Please see the cautionary note regarding these statements at the beginning of this report.

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

Average portfolio utilization was approximately the same during the first quarters of 2021 and 2020 at 86% and 85%, respectively.

Net loss for the first quarters of 2021 and 2020 was $5.4 million and $10.2 million, respectively, resulting in basic and diluted loss per share of $(3.50) and $(6.58), respectively. Pre-tax profit margin (which the Company calculates as its (loss)/income before income tax (benefit)/provision as a percentage of its revenues and other income) was (212%) and (270%) in the first quarters of 2021 and 2020, respectively.

The Company ended the first quarter of 2021 with a total of ten aircraft held for lease, with a net book value of approximately $56 million. This represents an increase compared to the net book value of the Company’s aircraft and engines held for lease at December 31, 2020, mostly related to reclassification of four off-lease aircraft previously classified as held for sale to held for lease. In addition to the aircraft held for lease at quarter-end, the Company held two aircraft subject to finance leases and held airframe parts from two aircraft held for sale.

In October 2020, the Company’s MUFG indebtedness, which consisted of $87.9 million loan indebtedness to the MUFG Lenders, including deferred interest, and approximately $3.1 million owed to MUFG Bank, Ltd for termination of interest rate swaps entered into with respect to the Drake Indebtedness (collectively, the “MUFG Indebtedness”) was sold to Drake.

The Company’s special purpose financing debt owed to Nord LB related to three of the Company’s assets was repaid in full as a result of dispositions of the three aircraft over the course of the last two years. In March 2021, the Company sold its membership interest in ACY E-175 LLC (“ACY E-175”), and the buyer assumed the last refinancing debt owed to Nord LB.

AeroCentury and two of its subsidiaries, JetFleet Holding Corp. and JetFleet Management Corp. (“the Debtors”) filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware on March 29, 2021. After the bankruptcy filing, the Company has continued to operate its businesses in the ordinary course as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has granted the Company’s motions designed primarily to minimize the effect of bankruptcy on the Company’s operations, customers and employees and make it possible for the Company to continue existing operations without interruption during the pendency of the Chapter 11 Case.

The Bankruptcy Court also approved the conduct of a process to market and sell the Company’s assets as part of the Chapter 11 proceeding in order to permit the Company to satisfy the Company’s obligations to its creditors, including its sole secured creditor, Drake Asset Management Jersey Limited (“Drake”).  The Company entered into a stalking horse agreement with Drake for the sale of certain of the aircraft assets securing the Drake Indebtedness (the “Drake Collateral”), which if approved by the Bankruptcy Court as the best and/or highest offer for the Drake Collateral, will, upon consummation, lead to  full satisfaction of the Company’s obligations to Drake under the Drake Indebtedness.

No third party qualified bids were received for the Company’s assets in the Court-approved marketing and sale process, so the proposed auction for assets will not be conducted, and the Company anticipates that the sale of the Drake Collateral will proceed under the terms of the stalking horse agreement.  There were non-qualified third party bids received by the Company for certain subsets of the Company’s aircraft assets, and the Company is currently reviewing and evaluating those offers. With respect to any asset purchases proposed in such non-qualified bids that include Drake Collateral, the Company is consulting with Drake.

Finally, the Company has not received payments for one of its two sales-type finance lease receivables since early 2020.  During the first quarter of 2021, the Company entered into negotiations for the sale of an aircraft securing the second sales-type finance lease receivable to the customer and recorded a bad debt allowance of $821,000.  The Company entered into an agreement to sell such aircraft to the current lessee in May of 2021 for a purchase price of $700,000, subject to Bankruptcy Court approval, and expects the sale to occur in the second quarter of 2021.  The Company has received $200,000 from such lessee, $100,000 in each of March and April 2021, which reduced the carrying value of the finance lease receivable.

Fleet Summary

(a) Assets Held for Lease

Key portfolio metrics of the Company’s aircraft held for lease as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Number of aircraft and engines held for lease	10	6

Weighted average fleet age	14.7 years	14.4 years
Weighted average remaining lease term	26 months	29 months
Aggregate fleet net book value	$56,085,400	$45,763,100

	For the Three Months Ended March 31,
	2021	2020
Average portfolio utilization	86%	85%

The following table sets forth the net book value and percentage of the net book value, by type, of the Company’s assets that were held for lease at March 31, 2021 and December 31, 2020:
	March 31, 2021		December 31, 2020
Type	Number owned	% of net book value	Number owned	% of net book value
Regional jet aircraft:
Canadair 700	3	30%	3	38%
Canadair 900	4	39%	1	29%
Turboprop aircraft:
Bombardier Dash-8-400	2	27%	2	33%
Bombardier Dash-8-300	1	4%	-	--

The Company did not purchase any aircraft during the quarter ended March 31, 2021 and did not sell any of its aircraft that are held for lease. As a result of its Chapter 11 filing in March 2021, the Company reclassified four off-lease aircraft, comprised of three regional jet aircraft and one turboprop aircraft, from held for sale to held for lease.

The following table sets forth the net book value and percentage of the net book value of the Company’s assets that were held for lease at March 31, 2021 and December 31, 2020 in the indicated regions (based on the domicile of the lessee):

	March 31, 2021		December 31, 2020
Region	Net book value	% of net book value	Net book value	% of net book value
North America	$29,979,500	53%	$30,433,100	67%
Europe and United Kingdom	15,085,900	27%	15,330,000	33%
Off lease	11,020,000	20%	-	-
	$56,085,400	100%	$45,763,100	100%

For the three months ended March 31, 2021, approximately 66%, 21% and 13% of the Company’s operating lease revenue was derived from customers in the United States, Canada and Croatia, respectively. Operating lease revenue does not include interest income from the Company’s finance leases. The following table sets forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Three Months Ended March 31,
	2021		2020
Region	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue
North America	3	87%	3	53%
Europe and United Kingdom	1	13%	3	47%

At March 31, 2021 and December 31, 2020, the Company also had two finance lease receivables collateralized by aircraft. The Company did not record any finance lease revenue during the quarter ended March 31, 2021.

(b) Assets Held for Sale

Assets held for sale at March 31, 2021 consisted of airframe parts from two turboprop aircraft. During the three months ended March 31, 2021, the Company sold its membership interest in ACY E-175 and the three Embraer 175 aircraft, restricted cash and debt obligations, including derivative liability, that were classified as held for sale at December 31, 2020. Additionally, four aircraft previously held for sale were reclassified as held for lease because the Company no longer has the authority to sell them without the approval of the Bankruptcy Court.

In May 2021, the Company agreed to sell the Part-out Assets for $290,000, and recorded an impairment loss of $1,940,400 in the first quarter of 2021.

Results of Operations

(i) Revenues and Other Income

Revenues and other income decreased by 47% to $2.5 million in the first quarter of 2021 from $4.8 million in the first quarter of 2020. The decrease was primarily a result of a 43% decrease in operating lease revenues to $2.7 million in the first quarter of 2021 from $4.8 million in the first quarter of 2020 as a result of reduced rent income from the sale of aircraft during the fourth quarter of 2020 and first quarter of 2021 and reduced rent for two assets in the 2021 quarter as a result of lease amendments related to the COVID-19 Outbreak

(ii) Expenses

Total expenses decreased by 55% to $7.9 million in the first quarter of 2021 from $17.7 million in the first quarter of 2020. The decrease was primarily a result of decreases in depreciation, asset impairment losses, interest and bad debt expense, the effects of which were partially offset by an increase in professional fees and general and administrative and other expenses.

Depreciation expense decreased 68% to $0.7 million in the first quarter of 2021 from $2.2 million in the first quarter of 2020, primarily as a result of the reclassification of three aircraft from held for lease to held for sale during the fourth quarter of 2020, as well as a decrease in depreciation for two aircraft that were written down to their estimated sale values during the second quarter of 2020 and were sold during the fourth quarter.

During the first quarter of 2021, the Company recorded impairment charges totaling $1.9 million on two assets held for sale, based on expected sales proceeds. During the first quarter of 2020, the Company recorded impairment charges totaling $6.7 million on four assets held for sale, based on expected sales proceeds.

As a result of payment delinquencies during the first quarter of 2020 by two of the Company’s customers under its two sales-type leases and decreases in the appraised values of the underlying assets, the Company recorded a bad debt expense of $1.2 million. During the first quarter of 2021, based on an agreement to sell one of the aircraft to the lessee, the Company recorded a bad debt expense of $0.8 million.

The Company’s interest expense decreased by 68% to $1.9 million in the first quarter of 2021 from $6.0 million in the first quarter of 2020, primarily as a result of a lower average interest rate and lower interest expense related to the Company’s interest rate swaps in the 2021 period.

Professional fees, general and administrative and other expenses increased 88% to $1.6 million in the first quarter of 2021 from $0.9 million in the first quarter of 2020, primarily due to increased amortization of legal fees related to the Company’s Drake Indebtedness and legal fees related to the Company’s Chapter 11 filing.

The Company had a tax expense of $49,200 in the first quarter of 2021 compared to tax benefit of $2.7 million in the first quarter of 2020. The effective tax rate for the first quarter of 2021 was a negative 0.92% tax expense compared to a 21.0% tax benefit in the first quarter of 2020. The difference in the effective income tax rate from the normal statutory rate in the first quarter of 2021 was primarily related to the recording of a valuation allowance in the current period on the Company’s U.S. and foreign deferred tax assets. In assessing the valuation of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance, including the Company’s current five-year cumulative loss through March 31, 2021, the impacts of the COVID-19 Outbreak on the worldwide airline industry and the Company’s recent filing for protection under Chapter 11 of the bankruptcy code. Based on this analysis, the Company concluded that a valuation allowance is necessary for the Company’s net U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a valuation allowance of $1,126,100 for the three months ended March 31, 2021. Additionally, the Company has concluded that based on its analysis, some of its foreign net operating loss carrybacks are not expected to be realized based on limitations on the utilization of its foreign net operating losses, and therefore recorded a foreign tax expense of $54,300 for the reduced tax refund for the three months ended March 31, 2021.

Liquidity and Capital Resources

At March 31, 2021, the Company had total book assets of approximately $64.4 million and total liabilities of $87.4 million, resulting in a negative book equity of $23.0 million. The largest portion, $83.3 million, of the Company’s debt is owed to Drake Asset Management Jersey Limited (“Drake”). The maturity date of the Drake Indebtedness was March 31, 2021.

The Company did not have the resources to meet its obligations to repay the Drake debt when due on March 31, 2021, which is a principal reason for its decision to file for protection under Chapter 11 of the bankruptcy code on March 29, 2021, as discussed in Note 1(c). Management has also recognized that the Company requires additional funding to continue its operations and has not identified a source for such funding to date. Although management plans include securing additional funding, it cannot conclude that it is probable that such plan will be achieved and mitigate the conditions that led to substantial doubt about the Company’s ability to continue as a going concern. The Company’s poor financial position, including its poor short-term liquidity given the impending maturity of the Drake debt, the amount of liability under the Drake debt in relation to the fair value of the Company’s assets and the uncertainty of generating sufficient funds over the year after publication of its financial statements to continue operations have led the Company to conclude that there is substantial doubt about its ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to successfully implement a plan of reorganization, among other factors, and the realization of assets and the satisfaction of liabilities are subject to uncertainty. Further, any plan of reorganization could materially change the amounts of assets and liabilities reported in the accompanying condensed consolidated financial statements. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern or as a consequence of its Chapter 11 filing.

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

The Company and Drake have entered into an Asset Purchase Agreement (“Stalking Horse Agreement”)  for the sale of the Drake Collateral, subject to better and higher offers.  The Stalking Horse Agreement was entered into in conjunction with the filing by the Company of its Chapter 11 Case.  The Court has approved the Company’s proposed bidding procedures with respect to the Auction Sale for the Drake Collateral and other Company aircraft assets, in order to fund repayment of its indebtedness to Drake, as its sole secured lender. The consummation of a sale of Drake Collateral in the Auction Sale on terms as set forth in the Stalking Horse Agreement, or pursuant to higher and better offers received through the Auction Sale, is expected to resolve in full the Company’s obligations owed pursuant to the Drake Indebtedness. No third party qualified bids were received for the Company’s assets in the Court-approved marketing and sale process, so the proposed auction for assets will not be conducted, and the Company anticipates that the sale of the Drake Collateral will proceed under the terms of the Stalking Horse Agreement.  There were non-qualified third party bids received by the Company for certain subsets of the Company’s aircraft assets, and the Company is currently reviewing and evaluating those offers. With respect to any asset purchases proposed in such non-qualified bids that include Drake Collateral, the Company is consulting with Drake.

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

● Excluded Assets. Certain assets are not being sold to Drake pursuant to the Stalking Horse Agreement (“Excluded Assets”), including two aircraft being sold to Kenyan lessees under sales-type finance leases, and certain aircraft and an engine that are being parted out under consignment arrangements, which Excluded Assets shall remain free and clear of Drake claims, if and when the sale of the Drake Collateral pursuant to the Stalking Horse Agreement or to another higher and better offer is consummated.

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

(b) Special-purpose Financing and Nord Loans

On February 8, 2019, the Company, through four wholly-owned subsidiary limited liability companies (“LLC Borrowers”), entered into a term loan agreement NordDeutsche Landesbank Girozentrale, New York Branch (“Nord”) that provided for six separate term loans (“Nord Loans”) with an aggregate principal amount of $44.3 million. Each of the Nord Loans is secured by a first priority security interest in a specific aircraft (“Nord Loan Collateral Aircraft”) owned by an LLC Borrower, the lease for such aircraft, and a pledge by the Company of its membership interest in each of the LLC Borrowers, pursuant to a Security Agreement among the LLC Borrowers and a security trustee, and certain pledge agreements.

The interest rates payable under the Nord Loans varied by aircraft, and were based on a fixed margin above either 30-day or 3-month LIBOR. The maturity of each Nord Loan varied by aircraft, with the first Nord Loan maturing in October 2020 and the last Nord Loan maturing in May 2025. The debt under the Nord Loans was expected to be fully amortized by rental payments received by the LLC Borrowers from the lessees of the Nord Loan Collateral Aircraft during the terms of their respective leases and remarketing proceeds.

One of the Nord Loan Collateral Aircraft was sold in 2019 and two Nord Loan Collateral Aircraft were sold in 2020. The excess proceeds from the 2020 sales were held as restricted cash by ACY E-175. The restricted cash, the three aircraft held by ACY E-175 and ACY E-175’s Nord Loans and derivative liability were classified as held for sale at December 31, 2020. During March 2021, the Company sold its interest in ACY E-175 and was released from any remaining guarantee obligations under the Nord Loan and interest swap obligations of the special-purpose subsidiary.

(c) Paycheck Protection Program Loans

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

Though the Company’s maintenance payments typically constitute a large portion of its cash outflow, this is not likely to be the case in the near term. One of the Company’s lessees that pays maintenance reserves has agreed with the Company that if the Company is unable or unwilling to repay its maintenance reimbursement obligations to the lessee, the reimbursement obligation will be offset against the lessee’s monthly rental obligations to the Company until such maintenance reimbursement obligations are repaid in full. The two lessees that pay maintenance reserves under their sales-type leases are currently in arrearage under their leases and will not be eligible to submit maintenance reserve claims until they have cured their arrearages. When and if the Auction Sale of the Company’s aircraft portfolio is consummated, any existing reimbursement obligations under the Company’s leases sold at the Auction Sale will be assumed by the asset buyer.

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

(i) Operating activities

The Company’s cash flow from operations increased by $0.4 million in the first quarter of 2021 compared to the first quarter of 2020. As discussed below, the increase in cash flow was primarily a result of decreases in payments made for interest and maintenance, the effects of which were partially offset by decreases in payments received for rent and maintenance reserves and an increase in payments made for professional fees, general and administrative expenses.

(A) Payments for interest

Payments made for interest decreased by $1.5 million in the first quarter of 2021 compared to the same period of 2020 as a result of the deferral of the interest due on the Company’s Drake Indebtedness in the 2021 period.

(B) Payments for maintenance

Payments made for maintenance decreased by $0.3 million in the first quarter of 2021 compared to the first quarter of 2020 as a result of maintenance performed by the Company on an off-lease aircraft that was sold during the 2020 period.

(C) Payments for rent

Receipts from lessees for rent decreased by $0.6 million in the first quarter of 2021 compared to the same period of 2020, primarily due to rent concessions granted to one of the Company’s customers during the fourth quarter of 2020 and decreased revenue from an asset that was on lease during the 2020 period but off lease in 2021.

(D) Payments for maintenance reserves

Receipts from lessees for maintenance reserves decreased by $0.3 million in the first quarter of 2021 compared to the same period of 2020, primarily due to reduced usage of the aircraft for which the Company collects maintenance reserves and decreased maintenance reserves from an aircraft that was on lease during the 2020 period but off lease in 2021.

(E) Payments for professional fees, general and administrative expenses

Payments made for professional fees, general and administrative expenses increased by $0.6 million in the first quarter of 2021 compared to the same period of 2020, primarily as a result of costs associated with preparing the Company’s Chapter 11 filing in the 2021 period.

(ii) Investing activities

The Company did not acquire any aircraft during the first quarters of 2021 or 2020. During the same periods, the Company received net cash of $10.9 million and $3.1 million, respectively, from asset sales.

(iii) Financing activities

During the first quarters of 2021 and 2020, the Company borrowed $1.9 million and $0.4 million, in the form of paid-in-kind interest that was added to the outstanding principal balance under the MUFG Indebtedness and Drake Indebtedness. During the same periods, the Company repaid $11.0 and $1.2 million, respectively, of its total outstanding debt under the Drake Indebtedness and MUFG Indebtedness, respectively. Such repayments were funded by the sale of assets. During each of the first quarters of 2021 and 2020, the Company’s special-purpose entities repaid $0.7 million of the Nord Loans. During the first quarters of 2021 and 2020, the Company paid approximately $5,000 and $80,000, respectively, for debt issuance and amendment fees.

(iv) Off balance sheet arrangements

The Company has no material off -balance sheet arrangements.

Critical Accounting Policies, Judgments and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the condensed consolidated financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements or during the applicable reporting period. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected. For a further discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 1 to the Company’s condensed consolidated financial statements in this report and the Company’s consolidated financial statements in the 2020 Annual Report.

Outlook

Bankruptcy Process. The Company filed for protection under Chapter 11 of Title 11 of the U.S. Code on March 29, 2021, in the U.S. Bankruptcy Court for the District of Delaware, (Case No. 21-10636). Immediately prior to the filing, the Company completed the sale of its ACY E-175 LLC subsidiary, thereby resolving $13.4 million in financing debt that was remaining due under the Nord Loans, and also generated $2.1 million in cash proceeds for the Company. The Company has proposed and the Court has approved the conduct of an Auction Sale of the Company’s assets to generate proceeds to be applied to the satisfaction of the Drake Indebtedness. The Company has in place a stalking horse agreement with an affiliate of Drake that provides that if Drake prevails at the Auction Sale as the approved buyer for the Drake Collateral, the purchase would fully resolve the Company’s obligations under the Drake Indebtedness, or, in the alternative, if the Bankruptcy Court and Drake approve a more favorable bid than Drake’s bid, then Drake would waive any deficiency between the winning bid and the amount of the Drake Indebtedness. No third party qualified bids were received for the Company’s assets in the Court-approved marketing and sale process, so the proposed auction for assets will not be conducted, and the Company anticipates that the sale of the Drake Collateral will proceed under the terms of the Stalking Horse Agreement.

If the sale to Drake pursuant to the Stalking Horse Agreement is consummated, the Company anticipates that this will fully resolve the Drake Indebtedness, but it will also result in the Company’s disposition of the Drake Collateral as revenue-generating assets of the Company, and would leave the Company with minimal cash-generating assets, and the Company’s only source of cash would be the remainder of the Company’s cash on hand upon the conclusion of the Chapter 11 Case and future proceeds from the Part-out Assets.

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

●
Risks related to the Chapter 11 Case

Chapter 11 Effect on Common Stock Value. As previously disclosed, on March 29, 2021, the AeroCentury and two of its subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, thereby commencing the Chapter 11 Case. The price of the Company’s common stock has been volatile following the commencement of the Chapter 11 Case and the Company’s common stock may decrease in value or become worthless. Accordingly, any trading in the Company’s common stock during the pendency of the Company’s Chapter 11 Case is highly speculative and poses substantial risks to purchasers of the Company’s common stock. As discussed below, recoveries in the Chapter 11 Case for holders of common stock, if any, will depend upon the Company’s ability to negotiate and confirm a plan, the terms of such plan, the recovery of the Company’s business from its loan default and the COVID-19 pandemic, if any, and the value of the Company’s assets. Although the Company cannot predict how its common stock will be treated under a plan, the Company expects that common stockholders would not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured indebtedness, are paid in full, which would require a significant, rapid and currently unanticipated improvement in business conditions to pre-COVID-19 or close to pre-COVID-19 levels. Consequently, there is a significant risk that the holders of the Company’s common stock will receive no recovery under the Chapter 11 Case and that the Company’s common stock will be worthless.

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

Change in Capital Structure Upon Bankruptcy Exit. The Company’s post-bankruptcy capital structure has yet to be determined and will be set pursuant to the reorganization plan (“Reorganization Plan”) that requires Bankruptcy Court approval. The reorganization of the Company’s capital structure may include exchanges or issuances of new debt or equity securities for existing securities, debt or claims against the Company. Existing equity securities are subject to risk of being cancelled. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing stakeholders to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of the Company’s debt or of claims against it may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Holders of common stock may also find that their holdings no longer have any value and face highly uncertain or no recoveries under a Reorganization Plan.

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

●
Leasing Industry and Aviation Related Risks

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

General Economic Conditions and Lowered Demand for Travel. Because of the international nature of the Company’s business, a downturn in the health of the global economy could have a negative impact on the Company’s financial results, as demand for air travel generally decreases during slow or no-growth periods, and thus demand by airlines for aircraft capacity is also decreased. As discussed above, the COVID-19 pandemic has caused significant disruptions to the global supply chain, the stock market and consumer and business-to-business commerce, resulting in continued global economic uncertainty and the effects of which may endure well beyond the current pandemic’s ultimate life cycle and result in low or negative growth in future periods. According to current reports, scheduled airline flights have been significantly reduced. While lower demand for air travel may actually lead to business opportunities as airlines turn to smaller aircraft to right-size capacity, it also presents potential challenges for the Company as it may impact the values of aircraft in the Company’s portfolio, lower market rents for aircraft that are being offered for lease by the Company, cause Company customers to be unable to meet their lease obligations, or reduce demand by airlines that would be potential customers for additional or replacement regional aircraft offered by the Company. Further, while the increasing availability of vaccines and various treatments for COVID-19 are expected to have an overall positive impact on business conditions including travel, there remain uncertainties as to the logistics and the overall efficacy of any treatment program, including with regard to new strains or variants of the virus.

A downturn in the Chinese domestic or export economy that reduces demand for imported raw materials, such as further economic volatility or future periods of economic slowdown associated with the COVID-19 pandemic, could have a significant negative longer-term impact on the demand for business and regional aircraft in developing countries, including in some of the markets in which the Company seeks to do business.

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

Lack of Portfolio Diversification. Because of the diminished size of the Company’s portfolio relative to its historical size, the Company’s current portfolio lacks diversification and any default by a lessee would have a significant impact on the Company’s financial results. If the Auction Sale of the Drake Collateral is consummated, the Company’s portfolio of leased aircraft will shrink even further and be limited to two sales-type finance leases with customers located in Kenya. This risk of non-diversification is likely to last for a considerable time through and after the Company’s exit from its Chapter 11 Case as it may take a number of years for the Company, if and when it is able to continue its aircraft leasing business, to rebuild its portfolio to a size that reflects diversification in terms of lessees and geographic location.

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

Furthermore, the occurrence of unexpected adverse changes that impact the Company’s estimates of expected cash flow from an asset could result in an asset impairment charge against the Company’s earnings. The Company periodically reviews long-term assets for impairment, particularly when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment charge is recorded when the carrying amount of an asset is estimated to be not recoverable and exceeds its fair value. The Company recorded impairment charges as recently as the first quarter of 2021 and may be required to record asset impairment charges in the future as a result of the Auction Sale of the Drake Collateral, the impact of COVID-19 on the aviation industry, prolonged weak economic environment, challenging market conditions in the airline industry, events related to particular lessees, assets or asset types or other factors affecting the value of aircraft or engines.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s Disclosure Controls as of March 31, 2021. Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of March 31, 2021 due to the material weakness described below.

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

The Company previously identified a material weakness in its internal control over financial reporting (“Internal Control”) relating to its tax review control for complex transactions. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management is in the process of enhancing its tax review control related to unusual transactions the Company may encounter but, that control has not operated for a sufficient time to determine if the control is effective as of March 31, 2021.

Changes in Internal Control. No change in the Company’s Internal Control occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

PART II – OTHER INFORMATION
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Under the Drake Loan agreement, the Company is not permitted to pay dividends on any shares of its capital stock without the consent of Drake.

Item 6.  Exhibits.

Exhibit Number	Description
10.1
Membership Interest Purchase Agreement, dated March 16, 2021, between the Company and Drake Jet Leasing 10 LLC, incorporated herein by reference to that certain Exhibit 10.1 Report on Form 8-K filed by the Company with the SEC on March 22, 2021

10.2
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

10.3
Side Letter No. 1, dated as of March 16, 2021, by and between the Company, Drake Asset Management Jersey Limited, Drake Jet Leasing 10 LLC and UMB Bank, N.A, incorporated herein by reference to that certain Exhibit 10.3 to the Report on Form 8-K filed by the Company with the SEC on March 22, 2021

10.4
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

AEROCENTURY CORP.
Date: May 21, 2021	By:	/s/ Harold M. Lyons
Name: Harold M. Lyons
Title: Senior Vice President-Finance and
Chief Financial Officer