Form 10-Q
period 2021-06-30
AEROCENTURY CORP
filed 2021-08-23
CIK 1036848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s common stock outstanding as of August 23, 2021 was 1,545,884.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the Company’s plans and objectives for future operations, the Company’s future financial or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology, are forward-looking statements.

Forward-looking statements in this report include statements about the following matters, although this list is not exhaustive:

● the expected timing of the hearing for approval of the Bankruptcy Court of the Plan Sponsor Agreement and the plan for the Company’s exit from the bankruptcy process;

● the Company’s anticipated plan for exit from bankruptcy, including the proposed terms of the equity financing with a plan sponsor on the terms set forth in the proposed Plan Sponsor Agreement;

● the expected terms and conditions of the Plan Sponsor Agreement to become effective upon the Bankruptcy Court’s approval, including the terms of the equity investment by the proposed plan sponsor;

● the resolution of the Drake Indebtedness (as defined below) through sale of collateral assets securing such indebtedness within the bankruptcy process, and the expected timing of the closings of the sales and full satisfaction of the Drake Indebtedness;

● the sufficiency of available cash required to fund the Company’s bankruptcy proceeding along with its other ongoing operational costs;

● the possibility that the Company’s operations may be expanded into, or refocused upon, new lines of business, which lines of businesses may be complementary to, or entirely unrelated to the Company’s legacy aircraft leasing business;

● the expectation that the consummation of the Plan Sponsor Agreement and Chapter 11 exit plan will result in satisfaction of the holders of senior claims and interests, such as secured indebtedness, and reinstatement of the outstanding common stock;

● the Company’s use of the PPP Loan proceeds and the potential forgiveness of principal due under such loans;

● the availability and use of debt or equity financing to fund the restart of the Company’s aircraft leasing business upon exit from bankruptcy, expand the existing business line, or expand into new business lines;

● the impact of certain industry trends, and in particular those that relate to the COVID pandemic, on the Company and its performance;

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

All of the Company’s forward-looking statements involve risks and uncertainties that could cause the Company’s actual results to differ materially from those projected or assumed by such forward-looking statements. Among others, the factors that could cause such differences include: the Company’s ability to complete its obligations under the Stalking Horse Agreement and thereby resolve its Drake Indebtedness; the Company’s ability to obtain the Bankruptcy Court approvals for motions necessary for the Company to execute its reorganization plan; the ongoing effects on the airline industry and global economy of the COVID-19 pandemic or any other public health emergencies; the impact on the industry from a terrorist attack involving air travel; the ability of the Company to raise debt or equity financing when needed on acceptable terms and in desired amounts, or at all; the Company’s ability to execute its reorganization plan successfully if approved; any economic downturn or other financial crisis; any inability to compete effectively with the Company’s better capitalized competitors; limited trading volume in the Company’s stock; and the other factors detailed under “Factors That May Affect Future Results and Liquidity” in Item 2 of this report. In addition, the Company operates in a competitive and evolving industry in which new risks emerge from time to time, and it is not possible for the Company to predict all of the risks it may face, nor can it assess the impact of all factors on its business or the extent to which any factor or combination of factors could cause actual results to differ from expectations. As a result of these and other potential risks and uncertainties, the Company’s forward-looking statements should not be relied on or viewed as predictions of future events.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AeroCentury Corp.

(Debtor-In-Possession)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Assets:
Cash and cash equivalents	$2,709,300	$2,408,700
Accounts receivable	108,100	256,600
Finance leases receivable, net of allowance for doubtful accounts of $1,190,000 and $1,503,000 at June 30, 2021 and December 31, 2020, respectively	700,000	2,547,000
Aircraft held for lease, net of accumulated depreciation of $21,001,300	-	45,763,100
Property, equipment and furnishings, net of accumulated depreciation of $13,800 and $16,400 at June 30, 2021 and December 31, 2020, respectively	10,200	14,900
Office lease right of use, net of accumulated amortization of $60,600 and $27,400 at June 30, 2021 and December 31, 2020, respectively	109,200	142,400
Deferred tax asset	4,300	1,150,900
Taxes receivable	1,234,500	-
Prepaid expenses and other assets	367,800	255,300
Assets held for sale	53,409,400	40,838,900
Total assets	$58,652,800	$93,377,800
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued expenses	$735,700	$367,700
Accrued payroll	241,000	190,100
Notes payable and accrued interest, net of unamortized debt issuance costs of $780,900	-	88,793,200
Derivative termination liability	-	3,075,300
Lease liability	137,300	172,000
Maintenance reserves	-	2,000,600
Accrued maintenance costs	19,500	46,100
Security deposits	-	716,000
Unearned revenues	-	1,027,400
Income taxes payable	3,700	900
Total liabilities not subject to compromise	1,137,200	96,389,300
Liabilities subject to compromise	80,277,600	-
Liabilities held for sale	3,460,400	14,604,800
Total liabilities	84,875,200	110,994,100
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,545,884 shares outstanding at June 30, 2021 and December 31, 2020	1,800	1,800
Paid-in capital	16,782,800	16,782,800
Accumulated deficit	(39,969,700)	(31,361,600)
Accumulated other comprehensive loss	-	(2,000)
	(23,185,100)	(14,579,000)
Treasury stock at cost, 213,332 shares at June 30, 2021 and December 31, 2020	(3,037,300)	(3,037,300)
Total stockholders’ deficit	(26,222,400)	(17,616,300)
Total liabilities and stockholders’ deficit	$58,652,800	$93,377,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.

(Debtor-In-Possession)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
Revenues and other income:
Operating lease revenue	$4,207,600	$9,146,700	$1,470,300	$4,378,500
Net (loss)/gain on disposal of assets	(194,900)	(11,100)	6,800	13,100
Finance lease revenue	-	56,300	-	-
Other income/(loss)	2,200	(23,200)	3,600	-
other income	4,014,900	9,168,700	1,480,700	4,391,600
Expenses:
Impairment in value of aircraft	$4,204,400	16,381,500	2,264,000	9,726,600
Interest	1,916,600	10,472,500	1,900	4,459,500
Professional fees, general and administrative and other	1,714,900	2,998,500	119,600	2,148,200
Depreciation	1,165,800	4,172,800	466,600	2,002,400
Bad debt expense	1,147,000	1,170,000	326,000	-
Salaries and employee benefits	993,100	1,034,700	486,700	517,700
Reorganization costs	952,800	-	952,800	-
Insurance	464,100	411,400	216,300	224,600
PPP Loan forgiveness	(279,200)	-	(279,200)	-
Maintenance	239,500	168,400	94,500	88,200
Other taxes	51,100	51,100	25,600	25,600
loss from operating	12,570,100	36,860,900	4,674,800	19,192,800
Loss before income tax provision/(benefit)	(8,555,200)	(27,692,200)	(3,194,100)	(14,801,200)
Income tax provision/(benefit)	52,900	(3,996,100)	3,700	(1,283,500)
Net loss	$(8,608,100)	$(23,696,100)	$(3,197,800)	$(13,517,700)
Loss per share:
Basic	$(5.57)	$(15.33)	$(2.07)	$(8.74)
Diluted	$(5.57)	$(15.33)	$(2.07)	$(8.74)
Weighted average shares used in loss per share computations:
Basic	1,545,884	1,545,884	1,545,884	1,545,884
Diluted	1,545,884	1,545,884	1,545,884	1,545,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.

(Debtor-In-Possession)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(8,608,100)	$(23,696,100)	$(3,197,800)	$(13,517,700)
Other comprehensive income/(loss):
Unrealized losses on derivative instruments	-	(575,000)	-	-
Reclassification of net unrealized losses on derivative instruments to interest expense	2,600	1,557,200	-	238,900
Tax expense related to items of other comprehensive loss	(600)	(211,000)	-	(51,300)
Other comprehensive income	2,000	771,200	-	187,600
Total comprehensive loss	$(8,606,100)	$(22,924,900)	$(3,197,800)	$(13,330,100)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.

(Debtor-In-Possession)

Condensed Consolidated Statements of Stockholders’ Equity/(Deficit)

For the Three Months and Six Months Ended June 30, 2020 and June 30, 2021

(Unaudited)

	Number of Common Stock Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings/ (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	1,545,884	$1,800	$16,782,800	$10,882,100	$(3,037,300)	$(1,370,800)	$23,258,600
Net loss	-	-	-	(10,178,400)	-	-	(10,178,400)
Accumulated other comprehensive income	-	-	-	-	-	583,700	583,700
Balance, March 31, 2020	1,545,884	1,800	16,782,800	703,700	(3,037,300)	(787,100)	13,663,900
Net loss	-	-	-	(13,517,700)	-	-	(13,517,700)
Accumulated other comprehensive income	-	-	-	-	-	187,600	187,600
Balance, June 30, 2020	1,545,884	$1,800	$16,782,800	$(12,814,000)	$(3,037,300)	$(599,500)	$333,800

Balance, December 31, 2020	1,545,884	$1,800	$16,782,800	$(31,361,600)	$(3,037,300)	$(2,000)	$(17,616,300)
Net loss	-	-	-	(5,410,300)	-	-	(5,410,300)
Accumulated other comprehensive income	-	-	-	-	-	2,000	2,000
Balance, March 31, 2021	1,545,884	1,800	16,782,800	(36,771,900)	(3,037,300)	$-	$(23,024,600)
Net loss	-	-	-	(3,197,800)	-	-	(3,197,800)
Balance, June 30, 2021	1,545,884	$1,800	$16,782,800	$(39,969,700)	$(3,037,300)	$-	$(26,222,400)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.

(Debtor-In-Possession)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Net cash provided by/(used in) operating activities	$561,300	$(1,104,600)
Investing activity-
Proceeds from sale of aircraft and Part-out Assets held for sale, net of re-sale fees	11,796,100	3,167,500
Net cash provided by investing activity	11,796,100	3,167,500
Financing activities:
Repayment of notes payable – MUFG Credit Facility and Drake Indebtedness	(14,210,700)	(1,165,000)
Repayment of notes payable – Nord Loans	(703,100)	(1,334,700)
Issuance of notes payable – PPP Loan	170,000	276,400
Debt issuance costs	(5,200)	(1,707,000)
Net cash used in financing activities	(14,749,000)	(3,930,300)
Net decrease in cash, cash equivalents and restricted cash	(2,391,600)	(1,867,400)
Cash, cash equivalents and restricted cash, beginning of period	5,100,900	3,427,100
Cash, cash equivalents and restricted cash, end of period	$2,709,300	$1,559,700

The components of cash and cash equivalents and restricted cash at the end of each of the periods presented consisted of:

	June 30,
	2021	2020
Cash and cash equivalents	$2,709,300	$1,531,300
Restricted cash	-	28,400
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$2,709,300	$1,559,700

During the six months ended June 30, 2021 and 2020, the Company paid interest totaling $186,500 and $2,792,200, respectively. During the six months ended June 30, 2021, the Company paid income taxes totaling $4,000 and received a Federal tax refund of $23,100. During the six months ended June 30, 2020, the Company paid income taxes totaling $222,900.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.

(Debtor-In-Possession)

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2021

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

Financial information for AeroCentury and its consolidated subsidiaries is presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period. All intercompany balances and transactions have been eliminated in consolidation.

As discussed below, on March 29, 2021 (the “Petition Date”), AeroCentury and certain of its subsidiaries in the U.S. (collectively, the “Debtors” and the “Debtors-in-Possession”) filed voluntary petitions for relief (collectively, the “Petitions”) under Chapter 11 of Title 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 cases (the “Chapter 11 Case”) are being jointly administered under the caption In re: AeroCentury Corp., et al., Case No. 21-10636.

Effective on the Petition Date, the Company applied accounting standards applicable to reorganizations, Accounting Standards Codification 852 – Reorganizations, in preparing the accompanying condensed consolidated financial statements, which requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, obligations of the Debtors incurred prior to the Petition Date (“Pre-petition”) that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2021. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 8, “Liabilities Subject to Compromise,” for additional information.

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

The Drake Loan Agreement had a stated maturity date of March 31, 2021 and is secured by a lien on substantially all of the Company’s assets but the collection of debt under, and the exercise of rights or remedies pursuant to, the Drake Loan Agreement were stayed due to the Company’s Chapter 11 filing, as discussed below in Note 1(e), “Automatic Stay.”

(c) Voluntary Petitions for Bankruptcy

In connection with the impending maturity of the Company’s indebtedness owed to Drake (“Drake Indebtedness”) and the continuing economic impact from COVID-19, on March 29, 2021, the Debtors filed the Petitions under Chapter 11 in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re: AeroCentury Corp., et al., Case No. 21-10636.

The Bankruptcy Court approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. Pursuant to orders entered by the Bankruptcy Court, the Debtors are authorized to conduct their business activities in the ordinary course, and among other things and subject to the terms and conditions of such orders: (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) continue to maintain certain customer programs; (iv) maintain their insurance program; (v) use cash collateral on an interim basis; and (vi) continue their cash management system.

On April 22, 2021, the Bankruptcy Court entered an order authorizing and approving the funding of the Company’s Chapter 11 Cases on a final basis. This final order authorizes the Company’s continued access to funding for its business operations and restructuring process, to the extent that such funding is available. On the same date, the Bankruptcy Court entered an order authorizing and approving marketing and sale procedures with respect to the sale of some or all of the Company’s assets. The Company’s court-supervised sale process required any bids for its assets to be submitted by 5:00 p.m. on May 17, 2021. No third-party qualified bids were received for the Company’s assets in the Court-approved marketing and sale process, so the proposed auction for assets was not conducted, and the sale of the Drake Collateral to Drake under the terms of an Asset Purchase Agreement (“Stalking Horse Agreement”) with Drake was approved by the Bankruptcy Court and is pending. The Company, with Drake’s consent, has sold certain assets that are not collateral for the Drake Indebtedness, including one aircraft that was collateral for a sales-type finance lease and certain aircraft parts that were subject to a consignment arrangement. Pursuant to the Bankruptcy Court’s cash collateral order, the Company retained the proceeds for its operating expenses.

On August 9, 2021, the Company identified Mr. Yucheng Hu (“Lead Investor”) as the lead investor for a group (“Plan Sponsor Group”) of individual investors with whom the Company is negotiating definitive equity investment agreements (“Plan Sponsor Agreements”) in connection with the recapitalization of the Company. On August 16, 2021, the Company filed the form of the Plan Sponsor Agreement and related documents and a hearing is scheduled for August 31, 2021, where the court will hear the motion to approve the Plan Sponsor Agreements. If the Plan Sponsor Agreement is approved by the court, it is anticipated the equity investment provided for in the Plan Sponsor Agreement will close before the end of September. A summary of the Plan Sponsor Agreement is set forth below in Note 13(b) to the Company’s financial statement contained herein. The full text of the forms of Plan Sponsor Agreements and related documents were made public by the Company in its Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2021, available on the SEC’s EDGAR system at:

https://www.sec.gov/Archives/edgar/data/0001036848/000165495421009126/a8kPSAfiled.htm

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

(f) Borrowing Capacity and Availability

At June 30, 2021, the Company had no borrowing capacity or availability under the Drake Loan Agreement. The filing of the Chapter 11 Cases constituted a default, termination events and/or amortization event with respect to the Drake Indebtedness. As discussed in Note 3(a), in March 2021, the Company sold its ownership interest in ACY E-175 to Drake, and Drake assumed ACY E-175’s indebtedness under its Nord Loan.

(g) Going Concern

At June 30, 2021, the Company had total book assets of approximately $58.7 million and total liabilities of $84.9 million, resulting in a negative book equity of $26.2 million. The largest portion, $80.1 million, of the Company’s debt is owed to Drake Asset Management Jersey Limited (“Drake”) and was payable with accrued interest on March 31, 2021.

The Company did not have the resources to meet its obligations to repay the Drake debt when due on March 31, 2021, which is a principal reason for its decision to file for protection under Chapter 11 of the Bankruptcy Code. The Company anticipates that it will receive the additional funding to continue its operations through the closing of the equity investment provided for under the Plan Sponsor Agreement. Although the Company has agreed to the terms of a Plan Sponsor Agreement and anticipates a closing of the recapitalization pursuant to the Plan Sponsor Agreement, the exit plan and the Plan Sponsor Agreement must be approved by the Bankruptcy Court, and there are several conditions precedent to be satisfied for consummation of the equity investment by the Plan Sponsor. Thus, there is still substantial doubt about the Company’s ability to continue as a going concern. The Company has suffered recurring losses from operations, is in default of its debt obligations under the Drake Indebtedness, and has a net capital deficiency. The Company’s poor financial position, including its poor short-term liquidity given the maturity of the Drake Indebtedness, the amount of liability under the Drake Indebtedness in relation to the fair value of the Company’s assets and the uncertainty of generating sufficient funds over the year after publication of its financial statements to continue operations have led the Company to conclude that there is substantial doubt about its ability to continue as a going concern.

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

(h) Impact of COVID-19

In March 2020, the World Health Organization (“WHO”) declared the novel strain of coronavirus (“COVID-19”) a pandemic, and COVID-19 has continued to have wide-ranging impacts as the virus spreads globally (the “COVID-19 Pandemic”). The ongoing COVID-19 Pandemic has had an overwhelming effect on all forms of transportation globally, but most acutely for the airline industry. The combined effect of fear of infection during air travel and international and domestic travel restrictions has caused a dramatic decrease in passenger loads in all areas of the world, not just in those countries with active clusters of COVID-19, but in airline ticket net bookings (i.e. bookings made less bookings canceled) of flights as well. This has led to significant cash flow issues for airlines, including some of the Company’s customers. The Company provided one of its customers, which leases two regional turboprop aircraft, lease payment reductions totaling approximately $0.3 million in the second and fourth quarters of 2020 as well as $0.4 million in the first quarter of 2021 and the customer paid the reduced amounts.

In addition, two other customers, each of which leases an aircraft subject to a sales-type lease, failed to make scheduled lease payments totaling approximately $1.0 million in 2020. The Company sold one of the aircraft to the customer during the second quarter of 2021. The Company has agreed to sell the second aircraft to the customer that leases it and expects the sale to occur in the fourth quarter of 2021. As discussed in Note 2, the Company recorded bad debt allowances of $821,000 and $326,000 in the first and second quarters of 2021, respectively, related to the two sales-type finance leases.

The impact of the COVID-19 Pandemic has also led the Company to determine that there is uncertainty related to rent, interest and debt payments such that, as disclosed in Notes 4 and 5, the Company de-designated its interest rate swaps as hedges in March 2020 since the payments related to the swaps were deemed not probable to occur. Additionally, in December 2020, the Company determined that it was probable that certain future cash flows under its interest rate swaps would not occur, and the Company consequently reclassified accumulated other comprehensive income (“AOCI”) associated with such cash flows into interest expense. As discussed in Note 5, one of the Company’s interest rate swaps was terminated in March 2020, two swaps had maturities in the fourth quarter of 2020 and were terminated when the associated assets were sold and the related debt was paid off and three swaps had maturities in 2025, but were sold in March 2021 as part of the Company’s sale of its membership interest in ACY E-175. As a result, the Company is no longer party to any interest rate swaps.

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

(k) Finance Leases

As of June 30, 2021, the Company had one sales-type lease secured by an aircraft. The lease contains a lessee bargain purchase option at a price substantially below the subject asset’s estimated residual value at the exercise date for the option. Consequently, the Company classified the lease as a finance lease for financial accounting purposes. For such finance lease, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option, as a finance lease receivable on its balance sheet, and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease. During the second quarter of 2021, the Company recorded a bad debt allowance of $326,000 related to the sales-type finance lease as a result of its July 2021 agreement to sell the aircraft to the customer.

(l) Taxes

As part of the process of preparing the Company’s condensed consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and GAAP purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through December 31, 2020, the impacts of the COVID-19 Pandemic on the worldwide airline industry and the Company’s recent filing for protection under Chapter 11 of the Bankruptcy Code. Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes. Based on its analysis, the Company has concluded that a valuation allowance is necessary for its U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a valuation allowance of $575,000 and $1,701,100 for the three months and six months ended June 30, 2021, respectively. Additionally, the Company has concluded that based on its analysis, some of its foreign net operating loss carrybacks are not expected to be realized based on limitations on the utilization of its foreign net operating losses, and therefore recorded a foreign tax expense of $0 and $54,300 for the reduced tax refund for the three months and six months ended June 30, 2021, respectively.

The Company accrues non-income-based sales, use, value added and franchise taxes as other tax expense in the condensed consolidated statement of operations.

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

The Company had an allowance for doubtful accounts of $1,190,000 and $1,503,000 at June 30, 2021 and December 31, 2020, respectively.

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

(o) Out-Of-Period Adjustment

During the three months ended June 30, 2021, the Company recorded an immaterial out-of-period adjustment related to a lease modification to correct an overstatement of operating lease revenues and understatement of unearned revenues of $318,300 for the three months and as of March 31, 2021. The out-of-period adjustment resulted in a $318,300 reduction of operating lease revenues for the three months ended June 30, 2021. There was no impact on the six months ended June 30, 2021.

(p) Recent Accounting Pronouncements

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

FASB Staff Guidance on Effects of COVID-19

In April 2020, the FASB staff provided some relief from the unprecedented effect of the COVID-19 Pandemic. Under this guidance, lessors may elect to treat lease concessions due to COVID-19 as if they arose from enforceable rights and obligations that existed in the lease contract, with the consequent effect that the concessions would not be treated as a lease modification which could require reclassification and remeasurement of the lease and to either recognize income during the deferral period or to treat deferred rent as variable rent during the period. Other guidance released in April 2020 provided that when hedge accounting is discontinued and it is probable that the forecasted transaction that had been hedged will occur beyond two months after its originally expected date as a result of the effects of COVID-19, the reporting entity may still defer recognizing related AOCI immediately and should defer recognition of such amounts until the forecasted transactions actually occur. The Company has elected to treat certain lease concessions to lessees as if they arose from rights initially in the lease contracts and so did not give rise to modifications of the leases, and to treat deferrals as variable rent during the period of the deferral, reducing income during such period.

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

(a) Assets Held for Lease

During the second quarter of 2021, with the exception of one aircraft that is collateral for a sales-type lease receivable, the Company reclassified all of its aircraft to held for sale as a result of a sale order ("Sale Order") approved by the Bankruptcy Court. At December 31, 2020, the Company’s aircraft held for lease consisted of the following:

Type	Number owned	% of net book value
Regional jet aircraft	4	67%
Turboprop aircraft	2	33%

Type	Cost	Accumulated depreciation	Impairment losses	Net
Aircraft under operating leases	$74,397,700	$(21,001,300)	$(7,633,300)	$45,763,100

(b) Sales-Type and Finance Leases

The Company had two sales-type leases, which were substantially modified in January 2020 to reduce the amount of monthly payments and purchase option amounts due under the leases. Although the modifications would ordinarily have given rise to income or loss resulting from the changed term of the agreements, the lessee’s poor compliance with the lease terms led the Company to value the sales-type leases at the fair value of the collateral and, as such, the modifications did not give rise to any effect on income other than that related to the collateral value of the financed aircraft. As a result of payment delinquencies by the two customers, the Company recorded bad debt allowances of $1,170,000 and $333,000 during the first and second quarters of 2020, respectively. During the first quarter of 2021, the Company recorded a bad debt allowance of $821,000 related to one of the two sales-type finance leases as a result of its May 2021 agreement to sell the aircraft to the customer, which occurred in May 2021. During the second quarter of 2021, the Company recorded a bad debt allowance of $326,000 related to the second sales-type finance lease as a result of its July 2021 agreement to sell the aircraft to the customer. The Company expects this sale to occur in the fourth quarter of 2021. The lease remains treated as a sales-type lease.

At June 30, 2021 and December 31, 2020, the net investment included in sales-type leases and direct financing leases receivable were as follows:

	June 30, 2021	December 31, 2020
Gross minimum lease payments receivable	$1,900,000	$4,138,000
Less unearned interest	(10,000)	(88,000)
Allowance for doubtful accounts	(1,190,000)	(1,503,000)
Difference between minimum lease payments receivable and collateral value of leases	-	-
Finance leases receivable	$700,000	$2,547,000

As of June 30, 2021, minimum future payments receivable under the remaining finance lease was as follows:

Years ending December 31

2021	$1,100,000
2022	600,000
2023	200,000
$1,900,000

The remaining weighted average lease term of the Company’s assets under sales-type and finance leases was 18 months and 25 months at June 30, 2021 and December 31, 2020, respectively.

The following is a roll forward of the Company’s finance lease receivable allowance for doubtful accounts from December 31, 2020 to June 30, 2021:

Balance, December 31, 2020	$1,503,000
Additions charged to expense	1,147,000
Deductions upon sale of aircraft	(1,460,000)
Balance, June 30, 2021	$1,190,000

3. Assets and Liabilities Held for Sale

The Company’s assets and liabilities classified as held for sale are required to be recorded at the lower of the carrying value or fair value less cost to sell. During the second quarter of 2021, with the exception of one aircraft that is collateral for a sales-type lease receivable, the Company reclassified all of its aircraft to held for sale as a result of the Sale Order approved by the Bankruptcy Court.

In May 2021, the Company agreed to sell most of the remaining inventory of two aircraft that were being sold in parts (“Part-out Assets”) for $290,000, and recorded an impairment loss of $1,940,400 in the first quarter of 2021. During the second quarter of 2021, the Company received $345,400 in cash related to the Part-out Assets. This amount was accounted for as follows: $44,300 reduced accounts receivable for parts sales accrued in the first quarter of 2021; $294,300 reduced the carrying value of the parts; and $6,800 was recorded as gains in excess of the carrying value of the parts. During the second quarter of 2020, the Company received $112,000 in cash and accrued $30,100 in receivables for parts sales. These amounts were accounted for as follows: $77,300 reduced accounts receivable for parts sales accrued in the first quarter of 2020; $43,700 reduced the carrying value of the parts; and $21,100 was recorded as gains in excess of the carrying value of the parts.

The table below sets for the assets and liabilities that were classified as held for sale at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$-	$345,900
Restricted cash	-	2,346,300
Aircraft and Part-out Assets	53,409,400	38,146,700
Notes payable and accrued interest, net of unamortized debt issuance costs of $313,400	-	(13,836,900)
Derivative liability	-	(767,900)
Maintenance reserves	(2,028,000)	-
Security deposits	(466,000)	-
Unearned revenue	(966,400)	-

As of June 30, 2021, minimum future lease revenue payments receivable under non-cancelable operating leases were as follows:

Years ending December 31

2021 (six months)	$3,858,100
2022	7,368,300
2023	7,368,300
2024	5,892,000
2025	2,992,200
Thereafter	2,886,000
$30,364,900

The remaining weighted average lease term of the Company’s assets under operating leases was 40 months and 29 months at June 30, 2021 and December 31, 2020, respectively.

4. Notes Payable and Accrued Interest

At June 30, 2021 and December 31, 2020, the Company’s notes payable and accrued interest consisted of the following. The Drake Indebtedness and PPP Loan (discussed in Note 4(c)) are included in liabilities subject to compromise at June 30, 2021 in the accompanying condensed consolidated balance sheet.

	June 30, 2021	December 31, 2020
Drake Indebtedness, subject to compromise at June 30, 2021:
Principal	$79,936,800	$88,557,000
Unamortized debt issuance costs	-	(780,900)
Accrued interest	124,100	739,000
PPP Loan, subject to compromise at June 30, 2021:
Principal	170,000	276,400
Accrued interest	600	1,700
	$80,231,500	$88,793,200
Nord Loans held for sale:
Principal	$-	$14,091,300
Unamortized debt issuance costs	-	(313,400)
Accrued interest	-	59,000
	$-	$13,836,900

(a) Drake Indebtedness

On October 30, 2020, the MUFG Lenders under the Company’s MUFG Loan sold the MUFG Loan and the $3.1 million obligation of the Company from termination of the MUFG Swaps to Drake, and the Company and Drake entered into the Drake Loan Agreement under which, among other things, the cash component of interest due for March 2020 and thereafter for the term of the loan will be capitalized.

The Drake Indebtedness is secured by a first priority lien held by Drake, which lien is documented in an amended and restated mortgage and security agreement assigned to Drake, on all of the Company’s assets, including the Company’s entire aircraft portfolio, other than one aircraft leased to a Kenyan lessee and certain Part-out Assets. The Drake Indebtedness had a stated maturity date of March 31, 2021, but collection of debt under, and the exercise of rights or remedies pursuant to, the Drake Loan Agreement were stayed due to the Company’s Chapter 11 filing, as discussed in Note 1(e), “Automatic Stay.” The Company has entered into the Stalking Horse Agreement with Drake for the sale of certain of the aircraft assets securing the Drake Indebtedness (the “Drake Collateral”), which has been approved by the Bankruptcy Court as the best and/or highest offer for the Drake Collateral. The Company is proceeding with transfer of title to the Drake Collateral pursuant to the Stalking Horse Agreement. Upon consummation of such transfers of title to Drake pursuant to the Stalking Horse Agreement, the Company’s obligations to Drake under the Drake Indebtedness will be deemed fully satisfied.

(b) Nord Loans

On February 8, 2019, the Company, through four wholly-owned subsidiary limited liability companies (“LLC Borrowers”), entered into a term loan agreement with NordDeutsche Landesbank Girozentrale, New York Branch (“Nord”) that provided for six separate term loans (“Nord Loans”) with an aggregate principal amount of $44.3 million. Each of the Nord Loans was secured by a first priority security interest in a specific aircraft (“Nord Loan Collateral Aircraft”) owned by an LLC Borrower, the lease for such aircraft, and a pledge by the Company of its membership interest in each of the LLC Borrowers, pursuant to a Security Agreement among the LLC Borrowers and a security trustee, and certain pledge agreements.

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

The Nord Loans included covenants that imposed various restrictions and obligations on the LLC Borrowers, including covenants that required the LLC Borrowers to obtain Nord consent before they could take certain specified actions, and certain events of default. The Company was in compliance with all covenants under the Nord Loans at December 31, 2020.

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

(c) Paycheck Protection Program Loans

On May 20, 2020, JetFleet Management Corp. (the “PPP Borrower”), an indirect subsidiary of AeroCentury Corp., was granted a loan (the “PPP Loan”) from American Express National Bank in the aggregate amount of $276,353, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan, which was in the form of a Note dated May 18, 2020 issued by the PPP Borrower, was forgiven during the second quarter of 2021 and the Company recorded $279,200 of loan forgiveness as a negative expense in its condensed consolidated statement of operations.

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

The applications for the PPP Loans required the Company to certify in good faith that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loans attendant to these funds, is dependent on the Company having initially qualified for the loans and qualifying for the forgiveness of such loans based on its future adherence to the forgiveness criteria.

The Second PPP Loan may be prepaid by the PPP Borrower at any time prior to maturity with no prepayment penalties. Funds from the PPP Loans may only be used for payroll costs and any payments of certain covered interest, lease and utility payments. The Company intends to use the entire PPP Loans for qualifying expenses. Under the terms of the PPP, certain amounts of the Second PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Although the Company expects that all or a significant portion of the Second PPP Loan will be forgiven, no assurance can be provided that the Company will obtain such forgiveness.

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

(a) MUFG Swaps

The two interest rate swaps entered into by AeroCentury (the “MUFG Swaps”) were intended to protect against the exposure to interest rate increases on $50 million of the Company’s MUFG Credit Facility debt prior to its sale to Drake during the fourth quarter of 2020. The MUFG Swaps had notional amounts totaling $50 million and were to extend through the maturity of the MUFG Credit Facility in February 2023. Under the ISDA agreement for these interest rate swaps, defaults under the MUFG Credit Facility gave the swap counterparty the right to terminate the interest rate swaps with any breakage costs being the liability of the Company.

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

The Nord Swaps were entered into by the LLC Borrowers and provided for reduced notional amounts that mirrored the amortization under the Nord Loans entered into by the LLC Borrowers, effectively converting each of the related Nord Loans from a variable to a fixed interest rate, ranging from 5.38% to 6.30%. Each of Nord Swaps extended for the duration of the corresponding Nord Loan. Two of the swaps had maturities in the four quarter of 2020 and were terminated when the associated assets were sold and the related debt was paid off. The other three Nord Swaps had maturities in 2025, but were sold in March 2021 as part of the Company’s sale of its membership interest in ACY E-175.

As discussed in Note 4, in March 2020, the Company determined that the future hedged interest payments related to its Nord Swaps were no longer probable of occurring, as a result of lease payment defaults for the aircraft owned by ACY 19002 and ACY 19003 and conversations with the lessee for the three aircraft owned by ACY E-175 regarding likely rent concessions, and consequently de-designated all five Nord Swaps as hedges because the lease payments that were used to service the Nord Loans associated with the Nord Swaps were no longer probable to occur. As a result of de-designation, future changes in market value were recognized in ordinary income and AOCI was reclassified to ordinary income as the forecasted transactions occurred. In December 2020, the Company determined that the payments after February 2021 for the three remaining Nord Swaps were probable not to occur as a result of the Company’s agreement to sell its interest in ACY E-175 during the first quarter of 2021. Accumulated other comprehensive income of $2,600 and $48,100 related to the Nord Swaps was recognized as an expense in the first quarters of 2021 and 2020, respectively.

The Company has reflected the following amounts in its net loss:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
Change in value of undesignated interest rate swaps	$(48,700)	$1,990,400	$-	$82,200
Reclassification from other comprehensive income to interest expense	2,600	389,500	-	238,800
Reclassification from other comprehensive income to interest expense – forecasted transaction probable not to occur	-	1,167,700	-	-
Included in interest expense	$46,100	$3,547,600	$-	$321,000

The following amount was included in other comprehensive income/(loss), before tax:

Loss on derivative instruments deferred into other comprehensive income/(loss)	$-	$(575,000)	$-	$-
Reclassification from other comprehensive income to interest expense	2,600	389,500	-	238,800
Reclassification from other comprehensive income to interest expense – forecasted transaction probable not to occur	-	1,167,700	-	-
Change in accumulated other comprehensive income	$2,600	$982,200	$-	$238,800

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

In July 2020, the lease for the Company’s office lease was extended for one month to July 31, 2020 at a rate of $10,000. The Company signed a lease for a smaller office suite in the same building effective August 1, 2020. The lease provides for a term of 30 months expiring on January 31, 2023, at a monthly base rate of approximately $7,400, with no rent due during the first six months. The Company recognized an ROU Asset and lease liability of $169,800, both of which were non-cash items and are not reflected in the condensed consolidated statement of cash flows. No cash was paid at the inception of the lease, and a discount rate of 3% was used, based on the interest rates available on secured commercial real estate loans available at the time. At June 30, 2021, the weighted average discount rate was 3% and the weighted average remaining lease term was 22 months.

The Company estimates that the maturities of operating lease base rent of its office space were as follows as of June 30, 2021:

June 30, 2021
2021 (six months)	$44,300
2022	88,700
2023	7,400
140,400
Discount	(3,100)
Lease liability	$137,300

During the quarter ended June 30, 2021, the Company recognized amortization, finance costs and other expense related to the office lease as follows:

Fixed rental expense during the quarter	$17,800
Variable lease expense	4,500
Total lease expense during the quarter	$22,300

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance.

The Company had no interest rate swaps as of June 30, 2021 or during the quarter then ended. As of December 31, 2020, the Company measured the fair value of its interest rate swaps of $14,091,300 (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The interest rate swaps had a net fair value liability of $767,900 as of December 31, 2020. In the year ended December 31, 2020, $1,979,800 was realized through the income statement as an increase in interest expense.

The following table shows, by level within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivatives	$-	-	$-	-	$(767,900)	$-	$(767,900)	$-
Total	$-	$-	$-	$-	$(767,900)	$-	$(767,900)	$-

There were no transfers into or out of Level 3 during the six months ended June 30, 2021 or 2020.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and these and other assets held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. The independent appraisals utilized the market approach which uses recent sales of comparable assets, making appropriate adjustments to reflect differences between them and the subject property being analyzed. Certain assumptions are used in the management’s estimate of the fair value of aircraft including the adjustments made to comparable assets, identifying market data of similar assets, and estimating cost to sell. These are considered Level 3 within the fair value hierarchy. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the asset’s carrying value exceeds its fair value. During the second quarter of 2021, the Company recorded impairment losses totaling $2,264,000 on five assets held for sale, based on appraised values or expected sales proceeds, which had an aggregate fair value of $29,333,100. During the second quarter of 2020, the Company recorded impairment losses totaling $6,706,600 for two of its aircraft held for lease, which were written down to their estimated sales prices, less cost of sale.

The following table shows, by level within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020:

	Assets Written Down to Fair Value								Total Losses
	June 30, 2021				December 31, 2020				For the Six Months Ended June 30,
		Level				Level
	Total	1	2	3	Total	1	2	3	2021	2020
Assets held for lease	$-	$-	$-	$-	$32,650,000	$-	$-	$32,650,000	$-	$6,706,600
Assets held for sale	53,409,400	-	-	53,409,400	38,041,600	-	-	38,041,600	4,204,400	9,674,900
Total	$53,409,400	$-	$-	$53,409,400	$70,691,600	$-	$-	$70,691,600	$4,204,400	$16,381,500

There were no transfers into or out of Level 3 during the six months ended June 30, 2021 or 2020.

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable, amounts borrowed under the Drake Indebtedness, notes payable under special-purpose financing, its derivative termination liability and its derivative instruments. The fair value of accounts receivable, accounts payable and the Company’s maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments because of their short-term maturity. The fair value of finance lease receivables approximates the carrying value as discussed in Note 1(k). The fair value of the Company’s derivative instruments is discussed in Note 5 and in this note above in “Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis.”

The Drake Indebtedness bears floating rates of interest that reset periodically to a market benchmark rate plus a credit margin. The Company believes the effective interest rate of the Drake Indebtedness approximates current market rates, and therefore that the outstanding principal and accrued interest of $80,060,900 at June 30, 2021 approximates its fair values on such date. The fair value of the Company’s outstanding balance of its Drake Indebtedness is categorized as a Level 3 input under the GAAP fair value hierarchy. Pursuant to rules related to its bankruptcy filing, the Company reported the liability of the Drake Indebtedness as subject to compromise at the amount expected to be allowed.

The Company believes the effective interest rate under the Nord Loans approximated current market rates for such indebtedness at the dates of the condensed consolidated balance sheets, and therefore that the outstanding principal and accrued interest of $0 and $14,150,300 approximate their fair values at June 30, 2021 and December 31, 2020, respectively. Such fair value is categorized as a Level 3 input under the GAAP fair value hierarchy.

As discussed in Note 2(b), as a result of payment delinquencies by the Company’s two customers of aircraft subject to sales-type finance leases, the Company recorded bad debt allowances of $821,000 and $326,000 during the first and second quarters of 2021, respectively. The aircraft securing one of the sales-type finance leases was sold to the lessee during the second quarter. The finance lease receivable for the Company’s remaining finance lease is valued at the cash flow from the expected sale during the fourth quarter of 2021.

There were no transfers in or out of assets or liabilities measured at fair value under Level 3 during the three months or nine months ended June 30, 2021 or 2020.

8. Liabilities Subject to Compromise

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2021 includes amounts classified as liabilities subject to compromise, which represents Pre-petition liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Company’s current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual settlement amounts. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments could be material and will be recorded in reorganization items, net in the accompanying unaudited condensed statements of operations.

The following table summarizes liabilities subject to compromise at June 30, 2021:

Accrued maintenance costs	$46,100
Drake Indebtedness:
Principal	76,861,500
Accrued interest	124,100
PPP Loan:
Principal	170,000
Accrued interest	600
Derivative termination liability	3,075,300
$80,277,600

9. Reorganization Items, Net

The Debtors have incurred and will continue to incur costs associated with the reorganization, including professional and consulting fees. Charges associated with the Chapter 11 Cases are recorded as reorganization items in the Company’s condensed consolidated statements of operations. For the three months ended June 30, 2021, the Company incurred $952,800 of such expenses, all of which was comprised of professional fees. The Company paid $453,700 during the three months ended June 30, 2021 and $499,100 is recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2021.

10. Commitments and Contingencies

In the ordinary course of the Company’s business, the Company may be subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations.

11. Income Taxes

The Company recorded income tax expense of $3,600 in the second quarter of 2021, or negative 0.11% of pre-tax loss, compared to $1.3 million income tax benefit, or 8.67% of pre-tax loss in the second quarter of 2020. The difference in the effective federal income tax rate from the normal statutory rate in the second quarter of 2021 was primarily related to the recording of a valuation allowance of $575,000 for the second quarter of 2021 on U.S. deferred tax assets.

The Company recorded an income tax expense of $52,800 for the six months ended June 30, 2021, or negative 0.62% of pre-tax loss, compared to a $4.0 million income tax benefit, or 14.4% of pre-tax loss, for the six months ended June 30, 2020. The difference in the effective federal income tax rate from the normal statutory rate was primarily related to the recording of a valuation allowance of $1.7 million for the six months ended June 30, 2021 on U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences, partially offset by deferred foreign tax assets that are supported by existing temporary differences.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current five-year cumulative loss through June 30, 2021, the impacts of the COVID-19 Pandemic on the worldwide airline industry and the Company’s recent filing for protection under Chapter 11 of the Bankruptcy Code. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a valuation allowance of $575,000 and $1.7 million for the three months and six months ended June 30, 2021, respectively. Additionally, the Company has concluded that based on its analysis, some of its foreign net operating loss carrybacks are not expected to be realized based on limitations on the utilization of its foreign net operating losses, and therefore has recorded a foreign tax expense of $0 and $54,300 for the reduced tax refund for the three months and six months ended June 30, 2021, respectively. The tax treatment of the bankruptcy is dependent on the interpretation and the application of the Stalking Horse Agreement and the Sale Order.  Depending on the final resolution of these matters and the occurrence or nonoccurrence of certain future events, there may be a future tax liability associated with the disposition of the aircraft pursuant to the Stalking Horse Agreement.

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

The Debtors

Condensed Combined Balance Sheet

June 30, 2021

(Unaudited)

Assets:
Cash and cash equivalents	$2,224,500
Accounts receivable	91,900
Due from non-debtor affiliates	351,500
Finance leases receivable, net of allowance for doubtful accounts of $1,190,000	700,000
Assets held for sale	53,409,400
Property, equipment and furnishings, net of accumulated depreciation of $13,800	10,200
Office lease right of use, net of accumulated amortization of $43,900	109,200
Investment in non-debtor subsidiaries	3,716,700
Prepaid expenses and other assets	367,900
Total assets	$60,981,300
Liabilities:
Accounts payable	$655,700
Payable to non-debtor subsidiaries	2,425,600
Accrued payroll	225,300
Lease liability	137,300
Maintenance reserves	2,028,000
Security deposits	466,000
Accrued maintenance costs	19,500
Unearned revenues	966,400
Taxes payable	2,300
Total liabilities not subject to compromise	6,926,100
Liabilities subject to compromise	80,277,600
Total liabilities	87,203,700
Total stockholders’ deficit attributable to the Debtors	(26,222,400)
Total liabilities and stockholders’ deficit	$60,981,300

The Debtors

Condensed Combined Statements of Operations

(Unaudited)

	For the Six Months Ended June 30, 2021	For the Three Months Ended June 30, 2021
Revenues and other income:
Operating lease revenue	$3,457,600	$1,470,300
Net (loss)/gain on disposal of assets	(2,463,700)	6,800
Other (loss)/income	(1,400)	3,100
	992,500	1,480,200
Expenses:
Impairment in value of aircraft	4,204,400	2,264,000
Professional fees, general and administrative and other	1,900,700	268,300
Interest	1,845,800	1,100
Depreciation	1,165,800	466,600
Bad debt expense	1,147,000	326,000
Reorganization costs	952,800	952,800
Salaries and employee benefits	910,200	445,900
Insurance	464,100	216,300
PPP Loan forgiveness	(279,200)	(279,200)
Maintenance	239,500	94,500
Other taxes	51,100	25,600
	12,602,200	4,781,900
Loss before income taxes and equity in earnings of non-debtor entities	(11,609,700)	(3,301,700)
Income tax provision	52,900	3,700
Equity in earnings of non-debtor entities	3,054,500	107,600
Net loss	$(8,608,100)	$(3,197,800)

The Debtors

Condensed Combined Statements of Cash Flows

For the Six Months Ended June 30, 2021

(Unaudited)

Net cash provided by operating activities	$745,900
Investing activity-
Proceeds from sale of aircraft and aircraft engines held for sale, net of re-sale fees	13,591,400
Net cash provided by investing activity
Financing activities:
Repayment of notes payable – MUFG Credit Facility and Drake Indebtedness	(14,210,700)
Issuance of notes payable – PPP Loan	170,000
Net cash used in financing activities	(14,040,700)
Net increase in cash, cash equivalents and restricted cash	296,600
Cash, cash equivalents and restricted cash, beginning of period	1,927,900
Cash, cash equivalents and restricted cash, end of period	$2,224,500

13. Subsequent Events

(a) Sale of assets

In August 2021, the Company sold one on-lease regional jet aircraft, three off-lease regional jet aircraft and one off-lease turboprop aircraft to Drake. Pursuant to the Stalking Horse Agreement, the sales resulted in the full satisfaction and cancellation of $40,001,900 of the Drake Indebtedness.

(b) Plan Sponsor Agreements

On August 16, 2021, the Company entered into a Plan Sponsor Agreement with a group of investors led by Mr. Yucheng Hu with respect to the terms of an $11 million equity investment in the Company (“Plan Sponsor Agreement”), which is subject to approval of the Bankruptcy Court. If court approval is received, following a scheduled August 31, 2021 hearing, the Company anticipates closing of the equity investment on a date in mid to late September 2021 (the “Effective Date”). The principal terms of the Plan Sponsor Agreement are below:

•	Plan Sponsor Equity Investment. The Plan Sponsor Agreement provides for the issuance by AeroCentury Corp. of 2,857,143 of Common Stock (“New ACY Shares”) at a purchase price equal to $3.85 per share, for an aggregate purchase price of US$11 million. The New ACY Shares issuance would result in post-issuance pro forma ownership percentages of the AeroCentury common stock of (a) 64.89% held by the Plan Sponsor, and (b) 35.11% held by existing shareholders of AeroCentury on the Effective Date (the “Legacy ACY Shareholders”).

•	Refundability of the Deposit. In the event the purchase of the New ACY Shares does not close as a result of Plan Sponsor’s failure to comply with the terms of Plan Sponsor Agreement, the Deposit will be forfeited to AeroCentury. In the event the purchase of the New ACY Shares does not close as a result of Debtors’ failure to comply with the terms of the Plan Sponsor Agreement or the failure of the conditions precedent set forth in the Plan Sponsor Agreement, the Deposit will be refunded to Plan Sponsor. If Bankruptcy Court or any regulatory authority having the authority to block the consummation of the purchase of the New ACY Shares do not approve of the purchase of the New ACY Shares, the Deposit will be refunded to Plan Sponsor.

•	Breakup Fee. If the Bankruptcy Court accepts and approves an exit financing transaction for AeroCentury with a party other than the Plan Sponsor (an “Alternative Transaction”) then AeroCentury shall pay Plan Sponsor, upon the closing of such Alternative Transaction, in addition to the return of the Deposit, a breakup fee equal to US$1,000,000.

•	New Capital Structure for JetFleet Holding Corp. (“JHC”). On the Effective Date, the following transactions relating to JHC equity ownership shall be executed:

■	Cancellation of ACY Equity in JHC. All outstanding stock of JetFleet Holding Corp. (“JHC”) currently held 100% by its parent, AeroCentury, shall be canceled.

■	JHC Common Stock Issuance to Plan Sponsor and JHC Management. Plan Sponsor shall acquire 35,000 shares of common stock of JHC, and certain employees of JHC (“JHC Management”) who will be appointed to continue the legacy aircraft leasing business of AeroCentury through JHC shall acquire 65,000 shares of common stock of JHC. All shares of common stock of JHC will be purchased at a price of $1 per share.

■	JHC Series A Preferred Stock Issuance to AeroCentury Corp. AeroCentury will use $2 million of its proceeds from the Plan Sponsor’s purchase of New ACY Shares to purchase new JHC Series A Preferred Stock from JHC. The JHC Series A Preferred Stock shall carry a dividend rate of 7.5% per annum, shall be non-convertible and non-transferable, shall be redeemable by JHC at any time, but shall only be redeemable by AeroCentury after 7 years. The JHC Series A Preferred Stockholders shall in the aggregate constitute 51% of the voting equity of JHC, voting as a single class together with the outstanding JHC Common Stock.

■	Distribution of Trust Interest in JHC Series B to Legacy ACY Shareholders. A trust (“Legacy Trust”) will be established for the benefit of the Legacy ACY Shareholders, and JHC will issue new JHC Series B Preferred Stock to the Legacy Trust. The JHC Series B Preferred Stock issued to the Legacy Trust will have an aggregate liquidation preference of $1, non-convertible, non-transferable, non-voting, will not pay a dividend, and will contain a mandatory, redeemable provision. The JHC Series B Preferred Stock will be redeemable for an aggregate amount equal to (i) $1,000,000, if the JHC Series B Preferred Stock is redeemed after the first fiscal year for which JHC reports positive EBITDA for the preceding 12-month period, or (ii) $0.001 per share, if the JHC Series B Preferred Stock is redeemed prior the first fiscal year for which JHC reports positive EBITDA for the preceding 12-month period.

•	Cash Distribution to Legacy ACY Shareholders. As soon as practicable following the Effective Date, AeroCentury will make a cash dividend distribution to the Legacy ACY Shareholders in the aggregate amount of US$1,000,000, funded from the purchase price paid by Plan Sponsor for the New ACY Shares.

•	Board Make-up Following Sponsor Investment. Following the Effective Date, AeroCentury will have a Board of Directors initially consisting of five (5) members, which will consist of (i) three directors designated by Yucheng Hu (the “Lead Investor”) and (ii) two directors to be mutually agreed upon by the Lead Investor and the current incumbent Board of Directors.

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

Overview

The Company has historically provided leasing and finance services to regional airlines worldwide and has been principally engaged in leasing mid-life regional aircraft to customers worldwide under operating leases and finance leases. In addition to leasing activities, the Company has also sold aircraft from its operating lease portfolio to third parties, including other leasing companies, financial services companies, and airlines. Its operating performance is driven by the composition of its aircraft portfolio, the terms of its leases, and the interest rate of its debt, as well as asset sales. As discussed below, the Company has entered into a definitive agreement with an investment sponsor for a plan of reorganization to exit the Chapter 11 Cases and provide $11 million in equity financing to the Company. It is possible that a sponsor may only be willing to invest in the Company if the Company’s operations are broadened to include and focus on new lines of business other than the aircraft leasing business.

The COVID-19 Pandemic has led to significant cash flow issues for many lessors. Some of the Company’s lessees were unable to timely meet their obligations under their lease obligations with the Company during 2020 and in the quarter ended June 30, 2021. This in turn has caused those lessees to make requests for lease payment concessions and/or deferrals from the Company, which in turn impacted the Company’s cash flow. The onset of the COVID-19 Pandemic substantially impeded the Company’s ability to regain compliance with its debt covenants under its credit facility with lenders led by agent bank MUFG Union Bank (the “MUFG Lenders”), which credit facility was in default prior to the COVID-19 Pandemic due to the failure of the Company’s largest customer, a European regional carrier.

In October 2020, the Company’s MUFG indebtedness, which consisted of $87.9 million loan indebtedness to the MUFG Lenders, including deferred interest, and approximately $3.1 million owed to MUFG Bank, Ltd for termination of interest rate swaps entered into with respect to the Drake Indebtedness (collectively, the “MUFG Indebtedness”) was sold to Drake Asset Management Jersey Limited (“Drake”).

In March 2021, the Company’s special purpose financing debt owed to Nord LB related to three of the Company’s assets was repaid in full as a result of dispositions of the three aircraft over the course of the last two years. In March 2021, the Company sold its membership interest in ACY E-175 LLC (“ACY E-175”), and the buyer assumed the remaining debt owed to Nord LB.

On March 29, 2021, AeroCentury and two of its subsidiaries, JetFleet Holding Corp. and JetFleet Management Corp. (“the Debtors”) filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware on March 29, 2021. After the bankruptcy filing, the Company has continued to operate its businesses in the ordinary course as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has granted the Company’s motions designed primarily to minimize the effect of bankruptcy on the Company’s operations, customers and employees and make it possible for the Company to continue existing operations without interruption during the pendency of the Chapter 11 Cases.

The Bankruptcy Court also approved the conduct of a process to market and sell the Company’s assets as part of the Chapter 11 proceeding in order to permit the Company to satisfy the Company’s obligations to its creditors, including its sole secured creditor, Drake. The Company entered into a Stalking Horse Agreement with Drake for the sale of certain of the aircraft assets securing the Drake Indebtedness (the “Drake Collateral”), which was approved by the Bankruptcy Court as the best and/or highest offer for the Drake Collateral. Upon consummation of the transfers of title of the Drake Collateral to Drake or their nominees, the Company’s obligations to Drake under the Drake Indebtedness will be deemed fully satisfied.

Finally, during the first quarter of 2021, the Company entered into negotiations for the sale of an aircraft securing a sales-type finance lease receivable to the customer and recorded a bad debt allowance of $821,000. The Company entered into an agreement to sell such aircraft to the current lessee in May of 2021 for a purchase price of $700,000, subject to Bankruptcy Court approval, and the sale occurred in the second quarter of 2021. In June 2021, the Company entered into an agreement to sell a second aircraft securing a sales-type finance lease receivable to the customer and recorded a bad debt allowance of $326,000. The Company expects the sale to occur in the fourth quarter of 2021. In addition, in May 2021, the Company agreed to sell most of the Part-out Assets for $290,000, and recorded an impairment loss of $1,940,400 in the first quarter of 2021. The sale occurred during the second quarter of 2021.

Average portfolio utilization was 81% and 91% during the second quarters of 2021 and 2020, respectively. The year-to-year decrease was due to aircraft sales during 2020 and 2021 and aircraft that were on lease in in the 2020 period, but off lease in the 2021 period.

Net loss for the second quarters of 2021 and 2020 was $3.2 million and $13.5 million, respectively, resulting in basic and diluted loss per share of $(2.07) and $(8.74), respectively. Pre-tax profit margin (which the Company calculates as its (loss)/income before income tax (benefit)/provision as a percentage of its revenues and other income) was (181%) and (308%) in the second quarters of 2021 and 2020, respectively.

The Company ended the second quarter of 2021 with a total of ten aircraft and an inventory of spare parts held for sale, with a net book value of approximately $53 million. In addition to the assets held for sale at quarter-end, the Company held one aircraft subject to a finance lease.

Fleet Summary

(a) Assets Held for Lease

Key portfolio metrics of the Company’s aircraft held for lease as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Number of aircraft and engines held for lease	-	6

Weighted average fleet age	-	14.4 years
Weighted average remaining lease term	-	29 months
Aggregate fleet net book value	-	$45,763,100

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
Average portfolio utilization	84%	88%	81%	91%

The following table sets forth the net book value and percentage of the net book value, by type, of the Company’s assets that were held for lease at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Type	Number owned	% of net book value	Number owned	% of net book value
Regional jet aircraft:
Canadair 700	-	-	3	38%
Canadair 900	-	-	1	29%
Turboprop aircraft:
Bombardier Dash-8-400	-	-	2	33%
Bombardier Dash-8-300	-	-	-	-

The Company did not purchase any aircraft during the quarter ended June 30, 2021. As a result of its Chapter 11 filing in March 2021 and a sale order approved by the Bankruptcy Court during the second quarter, the Company reclassified all of its aircraft, comprised of seven regional jet aircraft and three turboprop aircraft, from held for lease to held for sale.

The following table sets forth the net book value and percentage of the net book value of the Company’s assets that were held for lease at June 30, 2021 and December 31, 2020 in the indicated regions (based on the domicile of the lessee):

	June 30, 2021		December 31, 2020
Region	Net book value	% of net book value	Net book value	% of net book value
North America	$-	-	$30,433,100	67%
Europe and United Kingdom	-	-	15,330,000	33%
Off lease	-	-	-	-
	$-	-	$45,763,100	100%

For the three months ended June 30, 2021, approximately 43%, 40% and 17% of the Company’s operating lease revenue was derived from customers in Croatia, Canada and the United States, respectively. Operating lease revenue does not include interest income from the Company’s finance leases. The following table sets forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	2021		2020		2021		2020
Region	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue
Europe and United Kingdom	1	23%	3	45%	1	43%	3	42%
North America	3	77%	3	55%	2	57%	3	58%

At June 30, 2021 and December 31, 2020, the Company also had one and two finance lease receivables collateralized by aircraft, respectively. The Company did not record any finance lease revenue during the quarter ended June 30, 2021.

(b) Assets Held for Sale

Assets held for sale at June 30, 2021 consisted of ten aircraft and engine parts from a turboprop aircraft. As a result of its Chapter 11 filing in March 2021 and a sale order approved by the Bankruptcy Court during the second quarter, the Company reclassified all of its aircraft, comprised of seven regional jet aircraft and three turboprop aircraft, from held for lease to held for sale.

In May 2021, the Company sold most of the Part-out Assets for $290,000, for which the Company recorded an impairment loss of $1,940,400 in the first quarter of 2021.

Results of Operations

(a) Quarter ended June 30, 2021 compared to the quarter ended June 30, 2020

(i) Revenues and Other Income

Revenues and other income decreased by 66% to $1.5 million in the second quarter of 2021 from $4.4 million in the second quarter of 2020. The decrease was primarily a result of a 66% decrease in operating lease revenues to $1.5 million in the second quarter of 2021 from $4.4 million in the second quarter of 2020 as a result of reduced rent income from the sale of aircraft during the fourth quarter of 2020 and first quarter of 2021 and reduced rent for three assets in the 2021 quarter as a result of lease extensions and related rent reductions, the effects of which were partially offset by reduced rent for two assets in the 2020 period as a result of lease amendments related to the COVID-19 Pandemic.

(ii) Expenses

Total expenses decreased by 76% to $4.7 million in the second quarter of 2021 from $19.2 million in the second quarter of 2020. The decrease was primarily a result of decreases in asset impairment losses, interest expense, professional fees and general and administrative expenses and depreciation, the effects of which were partially offset by increases in reorganization costs and bad debt expense. Expenses in the second quarter of 2021 also included ($0.3) million of Paycheck Protection Program (“PPP”) Loan forgiveness.

During the second quarter of 2021, the Company recorded impairment charges totaling $2.3 million on five assets held for sale, based on appraised values or expected sales proceeds. During the second quarter of 2020, the Company recorded impairment charges of (i) $6.7 million on two assets held for lease, based on estimated future cash flow, (ii) $2.9 million on three assets held for sale, based on appraised values and (iii) $0.1 million on a fourth asset held for sale, based on expected net sales proceeds.

The Company’s interest expense decreased by 100% to $1,900 in the second quarter of 2021 from $4.5 million in the second quarter of 2020, as a result of the Company’s Chapter 11 filing in late March 2021, after which the Company did not accrue interest on the Drake Indebtedness. The second quarter of 2020 included a $1.5 million write-off of a portion of the Company’s unamortized debt issuance costs related to the MUFG Credit Facility.

Professional fees, general and administrative and other expenses decreased 94% to $0.1 million in the second quarter of 2021 from $2.1 million in the second quarter of 2020. The 2020 period included legal fees related to the May 2020 MUFG Indebtedness amendment and litigation brought by an activist shareholder, consulting fees related to the May 2020 MUFG Indebtedness amendment and increased amortization related to the Company’s office lease right of use.

Depreciation expense decreased 77% to $0.5 million in the second quarter of 2021 from $2.0 million in the second quarter of 2020, primarily as a result of the reclassification of aircraft from held for lease to held for sale during the fourth quarter of 2020 and second quarter of 2021, as well as a decrease in depreciation for two aircraft that were written down to their estimated sale values during the second quarter of 2020 and were sold during the fourth quarter.

During the second quarter of 2021, the Company recorded $1.0 million of reorganization costs as a result of its March 29, 2021 Chapter 11 filing.

Based on an agreement to sell an aircraft that secures a sales-type finance lease receivable, the Company recorded bad debt expense totaling $0.3 million during the second quarter of 2021. The Company recorded no such expense during the second quarter of 2020.

The Company had a tax expense of $3,600 in the second quarter of 2021 compared to tax benefit of $1.3 million in the second quarter of 2020. The effective tax rate for the second quarter of 2021 was a negative 0.11% tax expense compared to a 8.67% tax benefit for the second quarter of 2020. The difference in the effective income tax rate from the normal statutory rate in the second quarter of 2021 was primarily related to the recording of a valuation allowance in the current period on the Company’s U.S. deferred tax assets. In assessing the valuation of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance, including the Company’s current five-year cumulative loss through June 30, 2021, the impacts of the COVID-19 Pandemic on the worldwide airline industry and the Company’s recent filing for protection under Chapter 11 of the Bankruptcy Code. Based on this analysis, the Company concluded that a valuation allowance is necessary for the Company’s net U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a valuation allowance of $575,000 in the second quarter of 2021 compared to a valuation allowance of $3.1 million in the second quarter of 2020.

(b) Six months ended June 30, 2021 compared to the six months ended June 30, 2020

(i) Revenues and Other Income

Revenues and other income decreased by 56% to $4.0 million in the first six months of 2021 from $9.2 million in the same period of 2020. The decrease was primarily a result of a 54% decrease in operating lease revenues to $4.2 million in the first six months of 2021 from $9.1 million in the same period of 2020 as a result of reduced rent income from the sale of aircraft during the fourth quarter of 2020 and first quarter of 2021 and reduced rent for three assets in the 2021 quarter as a result of lease extensions and related rent reductions.

(ii) Expenses

Total expenses decreased by 66% to $12.6 million in the first six months of 2021 from $36.9 million in the same period of 2020. The decrease was primarily a result of decreases in asset impairment losses, interest expense, professional fees and general and administrative expenses and depreciation, the effects of which were partially offset by an increase in reorganization costs. Expenses in the first six months of 2021 also included ($0.3) million of PPP Loan forgiveness.

During the first six months of 2021, the Company recorded impairment charges totaling $4.2 million on seven assets held for sale, based on appraised values or expected sales proceeds. During the six months ended June 30, 2020, the Company recorded impairment charges of (i) $6.7 million on two assets held for lease, based on estimated future cash flow and (ii) $9.7 million on five assets held for sale, based on appraised values or expected sales proceeds.

The Company’s interest expense decreased by 82% to $1.9 million in the first six months of 2021 from $10.5 million in the same period of 2020, as a result of the Company’s Chapter 11 filing in late March 2021, after which the Company did not accrue interest on the Drake Indebtedness. The second quarter of 2020 included $2.0 million of valuation charges related to the Company’s interest rate swaps and a $2.0 million write-off of a portion of the Company unamortized debt issuance costs related to the MUFG Credit Facility.

Professional fees, general and administrative and other expenses decreased 43% to $1.7 million in the first six months of 2021 from $3.0 million in the first six months of 2020, primarily as a result of decreases in legal fees related to the May 2020 MUFG Indebtedness amendment and litigation brought by an activist shareholder, consulting fees related to the May 2020 MUFG Indebtedness amendment and amortization related to the Company’s office lease right of use.

Depreciation expense decreased 72% to $1.2 million in the six months ended June 30, 2021 from $4.2 million in the six months ended June 30, 2020 primarily as a result of the reclassification of aircraft from held for lease to held for sale during the fourth quarter of 2020 and second quarter of 2021, as well as a decrease in depreciation for two aircraft that were written down to their estimated sale values during the second quarter of 2020 and were sold during the fourth quarter.

During the first six months of 2021, the Company recorded $1.0 million of reorganization costs as a result of its March 29, 2021 Chapter 11 filing.

The Company had a tax expense of $52,800 for the six months ended June 30, 2021 compared to tax benefit of $4.0 million for the six months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2021 was a negative 0.62% tax expense compared to a 14.4% tax benefit for the six months ended June 30, 2020. The difference in the effective income tax rate from the normal statutory rate for the six months ended June 30, 2021 was primarily related to the recording of a valuation allowance in the current period on the Company’s U.S. deferred tax assets. In assessing the valuation of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance, including the Company’s current five-year cumulative loss through June 30, 2021, the impacts of the COVID-19 Pandemic on the worldwide airline industry and the Company’s recent filing for protection under Chapter 11 of the Bankruptcy Code. Based on this analysis, the Company concluded that a valuation allowance is necessary for the Company’s net U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a valuation allowance of $1.7 million for the six months ended June 30, 2021 compared to a valuation allowance of $3.2 million for the six months ended Junes 30, 2020. Additionally, the Company has concluded that based on its analysis, some of its foreign net operating loss carrybacks are not expected to be realized based on limitations on the utilization of its foreign net operating losses, and therefore recorded a foreign tax expense of $54,300 for the reduced tax refund for the six months ended June 30, 2021.

Liquidity and Capital Resources

At June 30, 2021, the Company had total book assets of approximately $58.7 million and total liabilities of $84.9 million, resulting in a negative book equity of $26.2 million. The largest portion, $80.1 million, of the Company’s debt is owed to Drake. The maturity date of the Drake Indebtedness was March 31, 2021.

The Company did not have the resources to meet its obligations to repay the Drake Indebtedness when due on March 31, 2021, which is a principal reason for its decision to file for protection under Chapter 11 of the Bankruptcy Code on March 29, 2021, as discussed in Note 1(c). The Company requires additional funding to continue its operations and has not identified a source for such funding to date. Although the Company is seeking to secure additional funding and has entered into a Plan Sponsor Agreement with a proposed equity investor as part of its plan for exit from Bankruptcy, the agreement must be approved by the Bankruptcy Court and there are terms and conditions precedent to the equity investment that must be fulfilled by the Company prior to consummation of the investment. Therefore, the Company cannot conclude that it is probable that succeed in doing so in order to mitigate the conditions that led to substantial doubt about the Company’s ability to continue as a going concern. The Company’s poor financial position, including the amount of liability under the Drake Indebtedness in relation to the fair value of the Company’s remaining assets and the uncertainty of generating sufficient revenue to continue operations have led the Company to conclude that there is substantial doubt about its ability to continue as a going concern.

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

(a) MUFG Credit Facility and Drake Indebtedness

On October 30, 2020, Drake purchased all of the indebtedness of the Company under the MUFG Loan, totaling approximately $87.9 million as well as all of the Company’s indebtedness to MUFG Bank, Ltd. of approximately $3.1 million for termination of interest rate swaps entered into with respect to such MUFG Loan Agreement indebtedness. The purchase and sale were consented to by the Company pursuant to a Consent and Release Agreement of Borrower Parties, entered into by the Company and its subsidiaries.

On the same day, the Company entered into an Amendment No. 1 to the MUFG Loan Agreement (“Amendment No. 1”) with Drake and UMB Bank, N.A., the replacement Administrative Agent under the MUFG Loan Agreement, to amend the MUFG Loan Agreement to: (i) defer the cash component of any monthly interest payments due under the MUFG Loan Agreement, commencing with the payments due for March 2020, and capitalize and add such deferred interest to the principal balance of the indebtedness until such time as the indebtedness is repaid; (ii) require lender approval for any material changes in lease terms with respect to the collateral; and (iii) delete certain financial reporting requirements and change required frequency of certain other surviving reporting requirements. The indebtedness continues to be secured by a first priority lien on all of the Company’s assets, including the Company’s aircraft portfolio.

The Company and Drake have entered into an Asset Purchase Agreement (“Stalking Horse Agreement”) for the sale of the Drake Collateral, subject to better and higher offers. The Stalking Horse Agreement was entered into in conjunction with the filing by the Company of the Chapter 11 Cases. No other third-party bids were received for the Company’s assets in the Court-approved marketing and sale process, so the proposed auction (“Auction Sale”) for assets was not conducted. Since approval of the Stalking Horse Agreement, the Company and Drake have consummated the transfer of a significant portion of the Drake Collateral on the terms set forth in the Stalking Horse Agreement and expect the remaining Drake Collateral held by the Company to be completed by the end of September 2021. Upon the final transfer of assets, the Company’s indebtedness to Drake will be deemed fully satisfied.

Following is a summary of the principal terms and conditions of the Stalking Horse Agreement:

•	Assets Covered. The Stalking Horse Agreement covers the Drake Collateral, consisting of ten aircraft assets and related leases (“Assumed Leases”) over which Drake holds a first priority lien that secures the Drake Indebtedness.

•	Purchase Price. The aggregate consideration for the purchase of the Drake Collateral is an amount equal to the amount of the outstanding secured obligations.

•	Sale Order Approval Required. The mutual obligations for the purchase and sale of the Drake Collateral are subject to the entry of an order by the Bankruptcy Court authorizing the purchase transaction as the best and highest offer available with respect to such assets.

•	Excluded Assets. Certain assets are not being sold to Drake pursuant to the Stalking Horse Agreement (“Excluded Assets”), including two aircraft being sold to Kenyan lessees under sales-type finance leases, and certain aircraft and an engine that are being parted out under consignment arrangements, which Excluded Assets remain free and clear of Drake claims, if and when the sale of the Drake Collateral pursuant to the Stalking Horse Agreement or to another higher and better offer is consummated. Subsequent to entering into the Stalking Horse Agreement, the Company sold one aircraft that had been collateral for a sales-type finance lease receivable and certain spare parts subject to consignment to the consignee, and pursuant to the terms of the cash collateral order of the Bankruptcy Court, the Company has retained the cash proceeds from such sales.

•	Economic Closing Date Allocation. Lease revenue received with respect to the Drake Collateral is allocated based on a February 1, 2021 economic closing date (the “ECD”). Any lease revenue received by the Company for periods prior to the ECD is the property of the Company. Any lease revenue received that relates to any period after the ECD (“Post-ECD Proceeds”) is held by the Company for the benefit of Drake and remitted to Drake pursuant to terms of the cash collateral order entered into in connection with the Company’s Chapter 11 Case.

•	Assumed Liabilities. Drake is to assume liability for (a) any amounts required to be paid by the Company pursuant to section 365 of the Bankruptcy Code in connection with the assumption and assignment of the Assumed Leases; (b) all costs of obtaining necessary consents to assignment of the Assumed Leases (to the extent not assignable pursuant to contract or applicable law); (c) all of the legal fees payable to lessees under the Assumed Leases incurred in connection with legal review and negotiation of the lease novation or assignment documents for the Assumed Leases, and 50% of the Company’s legal fees for such legal review and negotiation; (d) sales, use, documentary, transfer, property, bulk, stamp, ad valorem or similar tax imposed on the assignment and transfer of the Drake Collateral, and any related penalties, or interest incurred; (e) reimbursements payable to a lessee upon completion of specific qualified maintenance projects, as defined and specified under any Assumed Lease; and (f) any unsatisfied liabilities with respect to certain programs that the Company maintains in connection with its leasing business in respect of the Assumed Leases.

•	Release of Secured Lender Claims on Company Assets. On the date that the transfer of title to all Drake Collateral has been completed, the Drake Indebtedness will be deemed satisfied in full and canceled, and Drake will release any claims it may otherwise have in: (a) any cash held in the Company’s bank accounts that are not Post-ECD Proceeds; (b) any proceeds received by the Company under any consignment contract with respect to Excluded Assets; (c) all assets of the Company other than the Drake Collateral; and (d) any proceeds of sale or other funds received in respect of the foregoing items listed in (a)-(c).

(b) Special-purpose Financing and Nord Loans

On February 8, 2019, the Company, through four wholly-owned subsidiary limited liability companies (“LLC Borrowers”), entered into a term loan agreement NordDeutsche Landesbank Girozentrale, New York Branch (“Nord”) that provided for six separate term loans (“Nord Loans”) with an aggregate principal amount of $44.3 million. Each of the Nord Loans was secured by a first priority security interest in a specific aircraft (“Nord Loan Collateral Aircraft”) owned by an LLC Borrower, the lease for such aircraft, and a pledge by the Company of its membership interest in each of the LLC Borrowers, pursuant to a Security Agreement among the LLC Borrowers and a security trustee, and certain pledge agreements.

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

(c) Paycheck Protection Program Loans

On May 20, 2020, JetFleet Management Corp. (the “PPP Borrower”), an indirect subsidiary of AeroCentury Corp., was granted a loan (the “PPP Loan”) from American Express National Bank in the aggregate amount of $276,353, pursuant to the PPP under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan, which was in the form of a Note dated May 18, 2020 issued by the PPP Borrower, was forgiven during the second quarter of 2021 and the Company recorded $279,200 of loan forgiveness as a reduction in expense.

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

The applications for the PPP Loans required the Company to certify in good faith that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loans attendant to these funds, is dependent on the Company having initially qualified for the loans and qualifying for the forgiveness of such loans based on its future adherence to the forgiveness criteria.

The Second PPP Loan may be prepaid by the PPP Borrower at any time prior to maturity with no prepayment penalties. Funds from the PPP Loans may only be used for payroll costs and any payments of certain covered interest, lease and utility payments. The Company intends to use the entire PPP Loans for qualifying expenses. Under the terms of the PPP, certain amounts of the Second PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Although the Company expects that all or a significant portion of the Second PPP Loan will be forgiven, no assurance can be provided that the Company will obtain such forgiveness.

(d) Cash Flow

The Company’s primary sources of cash from operations are payments due under the Company’s operating and finance leases, maintenance reserves, which are billed monthly to lessees based on asset usage, and proceeds from the sale of aircraft and engines.

The Company’s primary uses of cash are for (i) salaries, employee benefits and general and administrative expenses, (ii) professional fees and legal expenses with respect to the Company’s Chapter 11 Cases and restructuring and recapitalization effort; (iii) maintenance expense and (iv) reimbursement to lessees from collected maintenance reserves. The Company’s cash flow is subject to a cash collateral order issued by the Bankruptcy Court.

During 2019, the Company engaged B. Riley Securities, Inc. as an investment banking advisor to help (i) negotiate with the Company’s stakeholders and formulate and analyze the Company’s various strategic financial alternatives with respect to its plan of reorganization and (ii) locate and negotiate with potential lenders, investors or transaction partners who would play a role in recapitalization of the Company.

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

Though the Company’s maintenance payments typically constitute a large portion of its cash outflow, this is not likely to be the case in the near term. One of the Company’s lessees that pays maintenance reserves has agreed with the Company that if the Company is unable or unwilling to repay its maintenance reimbursement obligations to the lessee, the reimbursement obligation will be offset against the lessee’s monthly rental obligations to the Company until such maintenance reimbursement obligations are repaid in full. The one lessee that pays maintenance reserves under its sales-type lease is currently in arrearage under the lease and will not be eligible to submit maintenance reserve claims until it has cured its arrearages. When and if the sale of the Company’s aircraft portfolio pursuant to the Stalking Horse Agreement, or any successor agreement, is consummated, any existing reimbursement obligations under the Company’s leases sold at such sale will be assumed by the asset buyer.

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

(i) Operating activities

The Company’s cash flow from operations increased by $1.7 million in the first six months of 2021 compared to the first six months of 2020. As discussed below, the increase in cash flow was primarily a result of decreases in payments made for interest and maintenance, the effects of which were partially offset by decreases in payments received for rent and maintenance reserves.

(A) Payments for interest

Payments made for interest decreased by $2.6 million in the first six months of 2021 compared to the same period of 2020 as a result of the deferral of the interest due on the Company’s Drake Indebtedness in the 2021 period.

(B) Payments for maintenance

Payments made for maintenance decreased by $0.3 million in the first six months of 2021 compared to the first six months of 2020 as a result of maintenance performed by the Company on an off-lease aircraft that was sold during the 2020 period.

(C) Payments for rent

Receipts from lessees for rent decreased by $1.5 million in the first six months of 2021 compared to the same period of 2020, primarily due to rent concessions granted to one of the Company’s customers beginning in the fourth quarter of 2020 and decreased revenue from an asset that was on lease during the 2020 period but off lease in 2021.

(D) Payments for maintenance reserves

Receipts from lessees for maintenance reserves decreased by $0.2 million in the first six months of 2021 compared to the same period of 2020, primarily due to reduced usage of the aircraft for which the Company collects maintenance reserves and decreased maintenance reserves from an aircraft that was on lease during the 2020 period but off lease in 2021.

(ii) Investing activities

The Company did not acquire any aircraft during the first six months of 2021 or 2020. During the same periods, the Company received net cash of $11.8 million and $3.2 million, respectively, from asset sales.

(iii) Financing activities

During the first six months of 2021 and 2020, the Company borrowed $2.5 million and $1.1 million, respectively, in the form of paid-in-kind interest that was added to the outstanding principal balance under the MUFG Indebtedness and Drake Indebtedness. During the same periods, the Company repaid $14.2 and $1.2 million, respectively, of its total outstanding debt under the Drake Indebtedness and MUFG Indebtedness, respectively. Such repayments were funded by the sale of assets and, in the 2021 period, rent and reserves received and used to pay down the Drake Indebtedness. During the first six months of 2021 and 2020, the Company’s special-purpose entities repaid $0.7 million and $1.3 million, respectively, of the Nord Loans. During the first six months of 2021 and 2020, the Company paid approximately $5,000 and $1.7 million, respectively, for debt issuance and amendment fees.

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

The Court approved the conduct of a proposed auction of the Company’s assets to generate proceeds to be applied to the satisfaction of the Drake Indebtedness. No third-party qualified bids were received for the Company’s assets in the Court-approved marketing and sale process, so the proposed auction for assets was not conducted. The Company and Drake, with the Bankruptcy Court’s approval, are proceeding with the sale of the Drake Collateral pursuant to the terms of the Stalking Horse Agreement, and the Company expects the remaining Drake Collateral held by the Company to be completed by the end of September 2021. Upon the final transfer of assets, the Company’s indebtedness to Drake will be deemed fully satisfied. Due to the economic closing date provision under the Stalking Horse Agreement that provides that all revenue on the Drake Collateral received for periods after February 1, 2021 be remitted to Drake, the Company currently has minimal cash-generating assets, and its cash on hand upon the conclusion of the Chapter 11 Cases, will consist mainly of any unused proceeds from its sale of Part-Out Assets or other aircraft assets that are not Drake Collateral.

Based on the Company’s current projections, the Company anticipates that the Company’s current cash position should be sufficient to fund the Company through a planned exit from its bankruptcy process sometime in the third quarter of 2021, assuming no significant unexpected expenses are incurred during the bankruptcy process. The Company has entered into a Plan Sponsor Agreement with a plan sponsor to provide capital to fund the Company’s exit from Chapter 11 and fund the Company’s operations, including funding a restart of the Company’s legacy aircraft leasing business, and potential other additional lines of business it may enter into upon exit from bankruptcy. Once the Company has exited from Chapter 11, the Company’s operations may be expanded into, or refocused upon, new lines of business, which lines of businesses may be complementary to, or entirely unrelated to the Company’s legacy aircraft leasing business. The Court has scheduled a hearing on August 31, 2021 to hear a motion by the Company for approval of the Plan Sponsor Agreement. If the Sponsor Agreement is approved, the Company anticipates that the date (the “Effective Date”) of the Company’s exit from Chapter 11 and the Plan Sponsor equity investment funding will be in mid to late September.

The principal terms of the Plan Sponsor Agreement are below:

•	Plan Sponsor Equity Investment. The Plan Sponsor Agreement provides for the issuance by AeroCentury Corp. of 2,857,143 of Common Stock (“New ACY Shares”) at a purchase price equal to $3.85 per share, for an aggregate purchase price of $11 million. The New ACY Shares issuance would result in post-issuance pro forma ownership percentages of the AeroCentury common stock of (a) 64.89% held by the Plan Sponsor, and (b) 35.11% held by existing shareholders of AeroCentury on the Effective Date (the “Legacy ACY Shareholders”).
•	Refundability of the Deposit. In the event the purchase of the New ACY Shares does not close as a result of Plan Sponsor’s failure to comply with the terms of Plan Sponsor Agreement, the Deposit will be forfeited to AeroCentury. In the event the purchase of the New ACY Shares does not close as a result of Debtors’ failure to comply with the terms of the Plan Sponsor Agreement or the failure of the conditions precedent set forth in the Plan Sponsor Agreement, the Deposit will be refunded to Plan Sponsor. If Bankruptcy Court or any regulatory authority having the authority to block the consummation of the purchase of the New ACY Shares do not approve of the purchase of the New ACY Shares, the Deposit will be refunded to Plan Sponsor.
•	Breakup Fee. If the Bankruptcy Court accepts and approves an exit financing transaction for AeroCentury with a party other than the Plan Sponsor (an “Alternative Transaction”) then AeroCentury shall pay Plan Sponsor, upon the closing of such Alternative Transaction, in addition to the return of the Deposit, a breakup fee equal to $1,000,000.
•	New Capital Structure for JetFleet Holding Corp. (“JHC”). On the Effective Date, the following transactions relating to JHC equity ownership shall be executed:

■	Cancellation of ACY Equity in JHC. All outstanding stock of JetFleet Holding Corp. (“JHC”) currently held 100% by its parent, AeroCentury, shall be canceled.
■	JHC Common Stock Issuance to Plan Sponsor and JHC Management. Plan Sponsor shall acquire 35,000 shares of common stock of JHC, and certain employees of JHC (“JHC Management”) who will be appointed to continue the legacy aircraft leasing business of AeroCentury through JHC shall acquire 65,000 shares of common stock of JHC. All shares of common stock of JHC will be purchased at a price of $1 per share.
■	JHC Series A Preferred Stock Issuance to AeroCentury Corp. AeroCentury will use $2 million of its proceeds from the Plan Sponsor’s purchase of New ACY Shares to purchase new JHC Series A Preferred Stock from JHC. The JHC Series A Preferred Stock shall carry a dividend rate of 7.5% per annum, shall be non-convertible and non-transferable, shall be redeemable by JHC at any time, but shall only be redeemable by AeroCentury after 7 years. The JHC Series A Preferred Stockholders shall in the aggregate constitute 51% of the voting equity of JHC, voting as a single class together with the outstanding JHC Common Stock.
■	Distribution of Trust Interest in JHC Series B to Legacy ACY Shareholders. A trust (“Legacy Trust”) will be established for the benefit of the Legacy ACY Shareholders, and JHC will issue new JHC Series B Preferred Stock to the Legacy Trust. The JHC Series B Preferred Stock issued to the Legacy Trust will have an aggregate liquidation preference of $1, non-convertible, non-transferable, non-voting, will not pay a dividend, and will contain a mandatory, redeemable provision. The JHC Series B Preferred Stock will be redeemable for an aggregate amount equal to (i) $1,000,000, if the JHC Series B Preferred Stock is redeemed after the first fiscal year for which JHC reports positive EBITDA for the preceding 12-month period, or (ii) $0.001 per share, if the JHC Series B Preferred Stock is redeemed prior the first fiscal year for which JHC reports positive EBITDA for the preceding 12-month period.

•	Cash Distribution to Legacy ACY Shareholders. As soon as practicable following the Effective Date, AeroCentury will make a cash dividend distribution to the Legacy ACY Shareholders in the aggregate amount of $1,000,000, funded from the purchase price paid by Plan Sponsor for the New ACY Shares.

•	Board Make-up Following Sponsor Investment. Following the Effective Date, AeroCentury will have a Board of Directors initially consisting of five (5) members, which will consist of (i) three directors designated by Yucheng Hu (the “Lead Investor”) and (ii) two directors to be mutually agreed upon by the Lead Investor and the current incumbent Board of Directors.

The full text of the executed Plan Sponsor Agreement is publicly available on the Company’s Exhibit 99.1 to the Company’s Report on Form 8-K, filed on August 17, 2021, available on the SEC’s EDGAR website at:

https://www.sec.gov/Archives/edgar/data/0001036848/000165495421009126/exh991plansponsoragreemen.htm

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

•	Risks related to the Chapter 11 Cases

Chapter 11 Effect on Common Stock Value. As previously disclosed, on March 29, 2021, the AeroCentury and two of its subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, thereby commencing the Chapter 11 Case. The price of the Company’s common stock has been volatile following the commencement of the Chapter 11 Cases and the Company’s common stock may decrease in value or become worthless. Accordingly, any trading in the Company’s common stock during the pendency of the Company’s Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of the Company’s common stock. Although the Company has entered into a Plan Sponsor Agreement, which is the linchpin of its proposed Chapter 11 exit plan, the exit plan and Plan Sponsor Agreement are subject to the approval of the bankruptcy court, While the consummation of the Plan Sponsor Agreement and Chapter 11 exit plan will result in satisfaction of the holders of senior claims and interests, such as secured indebtedness, and reinstatement of the outstanding common stock, there is no assurance that the Company will be able to consummate its exit. If the Court fails to approve the Plan Sponsor Agreement, the Company would likely transition to a liquidating plan, Under a liquidating plan, the Company will likely cease operations and liquidate and distribute any remaining assets toward satisfaction of the Company’s creditors. In such event, a court-appointed trustee would be appointed or elected to liquidate the Company’s assets for distribution to creditors in accordance with the priorities established by the Bankruptcy Code. Holders of the Company’s common stock could lose all or a significant part of their entire investment if the Company executes a liquidation plan.

Impact of Chapter 11 on Business Strategy. For the duration of the Chapter 11 Cases, the Company’s operations and ability to execute its business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•	the ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time;

•	the ability to comply with and operate under the requirements and constraints of the Bankruptcy Code and under any cash management, adequate protection, or other orders entered by the Bankruptcy Court from time to time;

•	the ability to fund operations from cash on hand;

•	the ability to negotiate and consummate a Chapter 11 reorganization plan; and

•	the ability to develop, fund, and execute a business plan in the aircraft leasing business or another potential line of business into which the Company may expand.

These risks and uncertainties could affect the Company’s business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Cases could adversely affect the Company’s relationships with its suppliers, customers and employees. In particular, critical vendors, suppliers, and/or customers may determine not to do business with the Company due to the Chapter 11 Cases and the Company may not be successful in securing alternative sources or relationships. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the Company’s ability to respond timely to certain events or take advantage of opportunities. Because of the risks and uncertainties associated with the Chapter 11 Cases, the Company cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 process may have on the Company’s business, financial condition and results of operations.

Adverse Impact of Chapter 11 Cases on Business and Human Resources. While the Chapter 11 Cases continue, the Company’s management will be required to spend a significant amount of time and effort focusing on the Chapter 11 Cases. This diversion of attention may materially adversely affect the conduct of the Company’s business, and, as a result, the Company’s financial condition and results of operations, particularly if the Chapter 11 Cases become protracted. During the Chapter 11 Cases, the Company’s employees will face considerable distraction and uncertainty and the Company may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on the Company’s ability to meet customer expectations, thereby adversely affecting its business and results of operations. The failure to retain or attract members of the Company’s management team and other key personnel could impair its ability to execute its strategy and implement operational initiatives and the Company’s reorganization plan, thereby having a material adverse effect on its financial condition and results of operations.

Change in Capital Structure or Business Focus Upon Bankruptcy Exit. The Company’s post-bankruptcy capital structure will change significantly pursuant to the reorganization plan (“Reorganization Plan”) that requires Bankruptcy Court approval. Under the agreements with the Plan Sponsor, the Plan Sponsor will be issued new equity securities in return for an $11 million cash investment. The issuance of these new shares will result in a change in control of the Company as well as a significant ownership dilution of existing stockholder. Though the proposed Plan provides a continuing equity interest by current stockholders in ACY, such current stockholders would end up holding shares representing only 35% of the recapitalized Company following consummation of the Plan Sponsor Agreement. Furthermore, once the Plan Sponsor obtains control of the Company, it may decide to expand, and devote significant focus, into new currently unidentified lines of business in addition to, or in replacement of the Company’s current line of business in the regional aircraft leasing space. If that occurs, the value of the Company’s common stock would in turn depend upon the success or failure of that new line of business.

Plan Assumptions May Prove Inaccurate. Any Chapter 11 Reorganization Plan that the Company may implement will affect both its capital structure and the ownership, structure and operation of its business and will likely reflect assumptions and analyses based on its experience and perception of historical trends, current conditions and expected future developments, as well as other factors that the Company considers appropriate under the circumstances. Whether actual future results and developments will be consistent with management’s expectations and assumptions depends on a number of factors, including but not limited to (i) the Company’s ability to substantially change its capital structure; (ii) the overall strength and stability of general economic conditions, both in the U.S. and in global markets, and (iii) the Company’s success in formulating and executing a profitable business plan in the regional aircraft line of business and/or other potential lines of business that the Company may enter into in the future. The failure of any of these factors could materially adversely affect the successful reorganization of the Company’s businesses.

In addition, any Reorganization Plan will likely rely upon financial projections, including with respect to revenues, consolidated adjusted EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In the Company’s case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of the Company’s capital structure. Additionally, the impact of the COVID-19 Pandemic on the aviation and travel industry in general, and on the Company, make it even more challenging than usual to develop business forecasts. Accordingly, the Company expects that its actual financial condition and results of operations will differ, perhaps materially, from what is anticipated. Consequently, there can be no assurance that the results or developments contemplated by any Reorganization Plan will occur or, even if they do occur, that they will have the anticipated effects on the Company’s businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any Reorganization Plan. If the Company were to engage in a new line of business following the reorganization, any projections, assumptions or plans relating to the Company’s future operations that were based upon the assumed continuation of the Company’s aircraft leasing business would become irrelevant.

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

Protracted Chapter 11 Cases Adverse to Business. A long period of operations under Bankruptcy Court protection could have a material adverse effect on the Company’s business, financial condition, results of operations, and liquidity. So long as the Chapter 11 Cases continue, senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success of the Company’s business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that customers and suppliers will lose confidence in the Company’s ability to reorganize its business successfully and will seek to establish alternative commercial relationships.

So long as the Chapter 11 Cases continue, the Company will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases, including potentially the cost of litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly affect the Company’s financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims under a Reorganization Plan. It is not possible to predict the potential litigation that the Company may become party to, nor the final resolution of such litigation. The impact of any such litigation on the Company’s business and financial stability, however, could be material. Should the Chapter 11 Cases be protracted, the Company may also need to seek new financing to fund operations. If the Company is unable to obtain such financing on favorable terms or at all, the chances of confirming a Reorganization Plan may be seriously jeopardized and the likelihood that we will instead be required to liquidate the Company’s assets may increase. If the Company is able to obtain such financing, it may be on unfavorable terms, and may be conditioned upon changes in the line of business in which the Company is engaged.

No Assurance of Closing of Plan Sponsor Investment. The Company has entered into a Plan Sponsor Agreement which would be effective upon approval of the Bankruptcy Court and the Company’s exiting the Chapter 11 Cases. The Plan Sponsor Agreement and the funding of the capital investment from the Plan Sponsor set forth thereunder is subject to numerous conditions that must be satisfied on or before closing. There is no assurance that the Company will be able to comply with all of the requisite conditions precedent. If the Company is unable to consummate the Plan Sponsor Agreement due to inability to meet the closing conditions for the Plan Sponsor’s investment, the Company may not have sufficient time or resources to locate or negotiate with an alternative source of exit financing and would be forced to cease operations and liquidate and distribute any remaining assets toward satisfaction of the Company’s creditors.

Impact of Further Equity Financings on Existing Stockholders and Market Price. The Plan Sponsor Agreement provides for the issuance of 2,857,143 shares of Common Stock to the Plan Sponsor at a price of $3.85, which is lower than the market price for the shares as of the date of this filing. The issuance of the new shares to the Plan Sponsor will result in the current stockholders’ percentage interest in the Common Stock of the Company decreasing to 35%. In order to raise additional working capital to expand the Company’s existing business line, or expand into new business lines, the Company may in the future issue additional shares of its common stock or other securities convertible into or exchangeable for its common stock at prices that are lower than the prices quoted on the NYSE American Stock Exchange at the time of issuance. These issuances could dilute existing stockholders. And investors acquiring shares or other securities in the future could have rights superior to existing stockholders.

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

Court-ordered Restrictions on Trading Common Stock. In connection with the Chapter 11 Cases, the Bankruptcy Court entered an order that, among other things, imposes certain trading restrictions on holders of greater than 4.9% of the Company’s common stock. The restrictions in this order are intended to preserve certain of the Company’s tax attributes, including tax losses and carryforwards. There can be no assurance that the existing restrictions will remain in place or that additional or modified trading restrictions will not be implemented with respect to the Company’s common stock, nor can there be any assurance of the Company’s ability to use its tax attributes.

•	Leasing Industry and Aviation Related Risks

Impact of COVID-19 Pandemic. The ongoing COVID-19 Pandemic has had an overwhelming adverse effect on the Company, as it has had on all forms of transportation globally, but most acutely for the airline industry. The combined effect of fear of infection during air travel, quarantines, and shifting international and domestic travel restrictions has caused a dramatic decrease in passenger loads in all areas of the world, not just in those countries with active clusters of COVID-19. This has led to significant cash flow issues for airlines, including some of the Company’s customers, and some airlines have been unable to timely meet their obligations under their lease obligations with the Company. Any significant nonpayment or late payment of lease payments by a significant lessee or combination of lessees could in turn impose limits on the Company’s ability to fund its ongoing operations. Furthermore, for the duration of the pandemic and a period of financial recovery thereafter, sale transactions and financing availability could be curtailed entirely or delayed while the industry returns to financial stability, which could impact the Company’s ability to implement any restart of its leasing business following its potential exit from its Chapter 11 Cases.

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

If a U.S. lessee defaults under a lease and seeks protection under Chapter 11 of the Bankruptcy Code, Section 1110 of the Bankruptcy Code would automatically prevent the Company from exercising any remedies against such lessee for a period of 60 days. After the 60-day period had passed, the lessee would have to agree to perform the lease obligations and cure any defaults, or the Company would have the right to repossess the equipment. However, this procedure under the Bankruptcy Code has been subject to significant litigation, and it is possible that the Company’s enforcement rights would be further adversely affected in the event of a bankruptcy filing by a defaulting lessee.

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

Lack of Portfolio Diversification. Because of the diminished size of the Company’s portfolio relative to its historical size, the Company’s current portfolio lacks diversification and any default by a lessee would have a significant impact on the Company’s financial results. Once the sale of the Drake Collateral pursuant to the Stalking Horse Agreement is consummated, the Company’s portfolio of leased aircraft will consist of one, or possibly no aircraft, and a small group of engine part assets. This risk of non-diversification is likely to last for a considerable time through and after the Company’s exit from its Chapter 11 Cases as it may take a number of years for the Company, if and when it is able to continue its aircraft leasing business, to rebuild its portfolio to a size that reflects diversification in terms of lessees and geographic location.

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

Furthermore, the occurrence of unexpected adverse changes that impact the Company’s estimates of expected cash flow from an asset could result in an asset impairment charge against the Company’s earnings. The Company periodically reviews long-term assets for impairment, particularly when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment charge is recorded when the carrying amount of an asset is estimated to be not recoverable and exceeds its fair value. The Company recorded impairment charges as recently as the first quarter of 2021 and may be required to record asset impairment charges in the future as a result of the sale of the Drake Collateral pursuant to the Stalking Horse Agreement, the impact of COVID-19 on the aviation industry, prolonged weak economic environment, challenging market conditions in the airline industry, events related to particular lessees, assets or asset types or other factors affecting the value of aircraft or engines.

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

•	Risks Related to the Company’s Common Stock

Listing Compliance Deficiency Notice from NYSE American. On September 11, 2020, the Company received a deficiency letter from NYSE American Stock Exchange (“NYSE American”) notifying that the Company was not in compliance with the continued listing standards as set forth in Section 1003(a)(i) – (iii) of the NYSE American Company Guide (the “Company Guide”). The noncompliance arose from the Company’s financial statement showing a stockholders’ equity deficiency as of June 30, 2020 combined with net losses for the most recent fiscal years ended December 31, 2018 and December 31, 2019.

The Company Guide requires a minimum stockholders’ equity of $2.0 million or more if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years; Stockholders’ equity of $4.0 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years (Section 1003(a)(ii)); and Stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years (Section 1003(a)(iii)). Currently, the Company is required to meet the $4.0 million threshold.

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

If the Company fails to return to compliance by the end of that eighteen-month period, the NYSE American exchange could de-list the Company’s common stock. If that occurs, liquidity of common stock held by the shareholders of the Company could be significantly impacted, as any trading in the Company’s securities would no longer be executed over the NYSE American Exchange but would have to be transacted through over-the-counter exchanges or pink sheets. This could depress the Company’s market price substantially. De-listing may also make further equity financing of the Company more difficult by eliminating as potential investors those who are seeking liquidity in their investment.

Possible Volatility of Stock Price. The market price of the Company’s common stock is subject to fluctuations following developments relating to the Company’s operating results, changes in general conditions in the economy, the financial markets or the airline industry, changes in accounting principles or tax laws applicable to the Company or its lessees, or other developments affecting the Company, its customers or its competitors, including changes in investor perception on competitor’s stock prices and operating results, or arising from other investor sentiment unknown to the Company. The Chapter 11 Cases may also contribute significantly to market price volatility of the Company’s common stock due to investors’ perceptions of the Company’s equity value in light of the Chapter 11 Cases and speculation on the impact of the plan of reorganization that will be proposed and the Bankruptcy Court’s decision on such plan. Because the Company has a relatively small capitalization of approximately 1.55 million shares outstanding, there is a correspondingly limited amount of trading and float of the Company’s shares. Consequently, the Company’s stock price is more sensitive to a single large trade or a small number of simultaneous trades along the same trend than a company with larger capitalization and higher trading volume and float. This stock price and trading volume volatility could limit the Company’s ability to use its capital stock to raise capital, if and when needed or desired, or as consideration for other types of transactions, including strategic collaborations, investments or acquisitions. Any such limitation could negatively affect the Company’s performance, growth prospects and liquidity.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s Disclosure Controls as of June 30, 2021. Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of June 30, 2021 due to the material weakness described below.

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

The Company previously identified a material weakness in its internal control over financial reporting (“Internal Control”) relating to its tax review control for complex transactions. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management is in the process of enhancing its tax review control related to unusual transactions the Company may encounter, but that control has not operated for a sufficient time to determine if the control is effective as of June 30, 2021.

Changes in Internal Control. No change in the Company’s Internal Control occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control.

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
10.1

Plan Sponsor Agreement between AeroCentury Corp., JetFleet Management Corp., JetFleet Holding Corp., and Yucheng Hu, Hao Yang, Jing Li, Yeh Ching, Yu Wang, TongTong Ma, Qiang Zhang, Yanhua Li, and Yiyi Huang (collectively, the “Plan Sponsor”)

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

AEROCENTURY CORP.

Date: August 23, 2021	By:	/s/ Harold M. Lyons
Name: Harold M. Lyons
Title: Senior Vice President-Finance and
Chief Financial Officer

