Form 10-Q
period 2021-09-30
AEROCENTURY CORP
filed 2021-11-19
CIK 1036848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13387

AEROCENTURY CORP.

(Exact name of registrant as specified in its charter)

Delaware	94-3263974
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3000 El Camino Real, Bldg. 4, Suite 200, Palo Alto, CA	94306
(Address of principal executive offices)	(Zip Code)

(650) 340-1888

(Registrant’s telephone number, including area code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ACY	NYSE American Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of November 8, 2021 was 4,416,811.

AEROCENTURY CORP.

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

i

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the Company’s plans and objectives for future operations, the Company’s future financial or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology, are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”), filed with the Securities and Exchange Commission (SEC) on April 15, 2021. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference into this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Any forward-looking statements contained in this Quarterly Report are only estimates or predictions of future events based on information currently available to our management and management’s current beliefs about the potential outcome of future events. Whether these future events will occur as management anticipates, whether we will achieve our business objectives, and whether our revenues, operating results or financial condition will improve in future periods are subject to numerous risks. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss under the heading “Risk Factors” in this Quarterly Report and in other reports filed from time to time with the SEC that are incorporated by reference into this Quarterly Report. You should read these factors and the other cautionary statements made in this Quarterly Report and in the documents which we incorporate by reference into this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report or the documents we incorporate by reference into this Quarterly Report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Use of Certain Defined Terms

As used in this report, unless otherwise mentioned or unless the context requires otherwise, the terms “AeroCentury,” the “Company,” “we,” “us,” and “our,” refers to AeroCentury Corp. and its subsidiary, JetFleet Holding Corp (“JHC”) and indirect subsidiary JetFleet Management Corp. (“JMC”).

ii

PART I - Financial Information

Item 1. Financial Statements

AeroCentury Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	Successor	Predecessor
	September 30,	September 29,	December 31,
	2021	2021	2020
Assets:
Cash and cash equivalents	$10,625,600	$10,527,200	$2,408,700
Accounts receivable	-	-	256,600
Finance leases receivable, net	450,000	450,000	2,547,000
Aircraft held for lease, net	-	-	45,763,100
Property, equipment and furnishings, net	-	-	14,900
Office lease right of use, net	-	-	142,400
Deferred tax asset	-	-	1,150,900
Taxes receivable	1,234,500	1,234,500	-
Prepaid expenses and other assets	1,884,400	1,884,400	255,300
Goodwill	4,688,600	-	-
Assets held for sale	-	31,149,300	40,838,900
Total assets	$18,883,100	$45,245,400	$93,377,800
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued expenses	$1,512,100	$1,513,700	$367,700
Accrued payroll	232,100	232,100	190,100
Notes payable and accrued interest, net	-	-	88,793,200
Derivative termination liability	-	-	3,075,300
Lease liability	-	-	172,000
Maintenance reserves	-	-	2,000,600
Accrued maintenance costs	-	-	46,100
Security deposits	-	-	716,000
Unearned revenues	-	-	1,027,400
Income taxes payable	19,600	19,600	900
Deferred tax liabilities	114,500	114,500	-
Subscription fee advanced from the Plan Sponsor	-	10,953,100	-
Liabilities held for sale	-	-	14,604,800
Liabilities subject to compromise	-	42,029,100	-
Total liabilities	1,878,300	54,862,100	110,994,100
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 4,416,811 and 1,545,884 shares outstanding at September 30, 2021 and December 31, 2020	4,700	1,800	1,800
Paid-in capital	17,000,100	16,817,800	16,782,800
Accumulated deficit	-	(23,399,000)	(31,361,600)
Accumulated other comprehensive loss	-	-	(2,000)
	17,004,800	(6,579,400)	(14,579,000)
Treasury stock at cost, 0 and 213,332 shares at September 30, 2021 and December 31, 2020	-	(3,037,300)	(3,037,300)
Total stockholders’ deficit	17,004,800	(9,616,700)	(17,616,300)
Total liabilities and stockholders’ deficit	$18,883,100	$45,245,400	$93,377,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Successor	Predecessor
	September 30, 2021	Period from January 1, 2021 through September 29, 2021	Nine months ended September 30, 2020
Revenues and other income:
Operating lease revenue	$-	$5,753,900	$12,395,800
Maintenance reserves revenue, net	-	-	221,400
Finance lease revenue	-	-	56,300
Net (loss)/gain on disposal of assets	-	(194,900)	8,700
Other income/(loss)	-	2,700	(23,200)
other income	-	5,561,700	12,659,000
Expenses:
Impairment in value of aircraft	$-	4,204,400	16,820,500
Interest	-	1,966,700	13,492,700
Professional fees, general and administrative and other	-	3,650,800	4,368,900
Depreciation	-	1,176,100	5,514,900
Bad debt expense	-	1,147,000	1,170,000
Salaries and employee benefits	-	1,441,900	1,533,500
Insurance	-	661,600	602,900
PPP Loan forgiveness	-	(279,200)	-
Maintenance	-	224,100	246,400
Other taxes	-	76,700	77,600
Loss from operating	-	14,270,100	43,827,400
Reorganization gains, net	-	27,738,300	-
Gain (loss) before income tax provision/(benefit)	-	19,029,900	(31,168,400)
Income tax provision/(benefit)	-	129,800	(3,391,200)
Net income (loss)	$-	$18,900,100	$(27,777,200)
Loss per share:
Basic	$-	$12.23	$(17.97)
Diluted	$-	$12.23	$(17.97)
Weighted average shares used in loss per share computations:
Basic	4,416,811	1,545,884	1,545,884
Diluted	4,416,811	1,545,884	1,545,884

Net loss	-	18,900,100	(27,777,200)
Other comprehensive income/(loss):
Unrealized losses on derivative instruments	-	-	(575,000)
Reclassification of net unrealized losses on derivative instruments to interest expense	-	2,600	1,706,200
Tax expense related to items of other comprehensive loss	-	(600)	(243,200)
Other comprehensive income	-	2,000	888,000
Total comprehensive loss	-	18,902,100	(26,889,200)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Successor	Predecessor
	September 30, 2021	Period from July 1, 2021 through September 29, 2021	Three months ended September 30, 2020
Revenues and other income:
Operating lease revenue	$-	$1,546,300	$3,249,100
Maintenance reserves revenue, net	-	65,100	221,400
Net gain on disposal of assets	-	-	19,800
Other income	-	500	-
	-	1,611,900	3,490,300
Expenses:
Impairment in value of aircraft	$-	-	439,000
Interest	-	1,500	3,020,100
Professional fees, general and administrative and other	-	2,001,000	1,370,600
Depreciation	-	10,200	1,342,100
Salaries and employee benefits	-	448,800	498,800
Insurance	-	197,500	191,400
Maintenance	-	33,300	78,000
Other taxes	-	25,600	26,500
Total operating expenses	-	2,717,900	6,966,500
Reorganization gains, net	-	28,691,100	-
Gain (loss) before income tax provision	-	27,585,100	(3,476,200)
Income tax provision	-	76,900	604,900
Net income (loss)	$-	$27,508,200	$(4,081,100)
Earnings (Loss) per share:
Basic	$-	$17.79	$(2.64)
Diluted	$-	$17.79	$(2.64)
Weighted average shares used in loss per share computations:
Basic	4,416,811	1,545,884	1,545,884
Diluted	4,416,811	1,545,884	1,545,884
Net income (loss)	-	27,508,200	(4,081,100)
Other comprehensive income/(loss):
Unrealized losses on derivative instruments	-	-	-
Reclassification of net unrealized losses on derivative instruments to interest expense	-	-	149,100
Tax expense related to items of other comprehensive loss	-	-	(32,400)
Other comprehensive income	-	-	116,700
Total comprehensive loss	$-	$27,508,200	$(3,964,400)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.

Condensed Consolidated Statements of Stockholders’ Equity/(Deficit)

For the Three Months and Nine Months Ended September 30, 2020 and 2021

(Unaudited)

	Number of Common Stock Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings/ (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	1,545,884	$1,800	$16,782,800	$10,882,100	$(3,037,300)	$(1,370,800)	$23,258,600
Net loss	-	-	-	(10,178,400)	-	-	(10,178,400)
Accumulated other comprehensive income	-	-	-	-	-	583,700	583,700
Balance, March 31, 2020	1,545,884	1,800	16,782,800	703,700	(3,037,300)	(787,100)	13,663,900
Net loss	-	-	-	(13,517,700)	-	-	(13,517,700)
Accumulated other comprehensive income	-	-	-	-	-	187,600	187,600
Balance, June 30, 2020	1,545,884	1,800	16,782,800	(12,814,000)	(3,037,300)	(599,500)	333,800
Net loss	-	-	-	(4,081,100)	-	-	(4,081,100)
Accumulated other comprehensive income	-	-	-	-	-	116,700	116,700
Balance, September 30, 2020	1,545,884	$1,800	$16,782,800	$(16,895,100)	$(3,037,300)	$(482,800)	$(3,630,600)

Balance, December 31, 2020	1,545,884	$1,800	$16,782,800	$(31,361,600)	$(3,037,300)	$(2,000)	$(17,616,300)
Net loss	-	-	-	(5,410,300)	-	-	(5,410,300)
Accumulated other comprehensive income	-	-	-	-	-	2,000	2,000
Balance, March 31, 2021	1,545,884	1,800	16,782,800	(36,771,900)	(3,037,300)	$-	$(23,024,600)
Net loss	-	-	-	(3,197,800)	-	-	(3,197,800)
Balance, June 30, 2021	1,545,884	1,800	16,782,800	(39,969,700)	(3,037,300)	-	(26,222,400)
Net income	-	-	-	16,570,700	-	-	16,570,700
Contribution into JetFleet Holding Corp. (“JHC”)	-	-	35,000	-	-	-	35,000
Balance, September 29, 2021 (Predecessor)	1,545,884	1,800	16,817,800	(23,399,000)	(3,037,300)	-	$(9,616,700)
Net income	-	-	-	10,937,500	-	-	10,937,500
Cancellation of predecessor equity	-	-	(10,867,900)	12,461,500	3,037,300	-	4,630,900
Balance, September 29, 2021 (Predecessor)	1,545,884	1,800	5,949,900	-	-	-	5,951,700
Issuance of common stocks to the Plan Sponsor	2,870,927	2,900	11,050,200	-	-	-	11,053,100
Balance, September 30, 2021 (Successor)	4,416,811	$4,700	$17,000,100	$-	$-	$-	$17,004,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	September 30, 2021	Period from January 1, 2021 through September 29, 2021	Nine months ended September 30, 2020
Net cash (used in)/ provided by operating activities	$(1,600)	$(2,608,900)	$5,983,900
Investing activity:
Proceeds from sale of aircraft and Part-out Assets held for sale, net of re-sale fees	-	11,796,100	3,229,900
Net cash provided by investing activity	-	11,796,100	3,229,900
Financing activities:
Subscription fee advanced from the Plan Sponsor	100,000	10,953,100	-
Capital contribution into JHC	-	35,000	-
Repayment of notes payable – MUFG Credit Facility and Drake Indebtedness	-	(14,210,700)	(1,165,000)
Repayment of notes payable – Nord Loans	-	(703,100)	(5,131,500)
Issuance of notes payable – PPP Loan	-	170,000	276,400
Debt issuance costs	-	(5,200)	(1,707,000)
Net cash provided by (used in) financing activities	100,000	(3,760,900)	(7,727,100)
Net increase in cash, cash equivalents and restricted cash	98,400	5,426,300	1,486,700
Cash, cash equivalents and restricted cash, beginning of period	10,527,200	5,100,900	3,427,100
Cash, cash equivalents and restricted cash, end of period	$10,625,600	$10,527,200	$4,913,800

The components of cash and cash equivalents and restricted cash at the end of each of the periods presented consisted of:

	Successor	Predecessor
	September 30,	September 29,	September 30,
	2021	2021	2020

Cash and cash equivalents	$10,625,600	$10,527,200	$4,863,800
Restricted cash	-	-	50,000
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$10,625,600	$10,527,200	$4,913,800

	Successor	Predecessor
	September 30, 2021	Period from January 1, 2021 through September 29, 2021	Nine months ended September 30, 2020
Payment of interest expenses	$-	$186,500	$3,250,300
Payment of income tax expenses	$-	$4,000	$222,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroCentury Corp.

(Debtor-In-Possession)

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2021

1. Organization and Summary of Significant Accounting Policies

(a) The Company and Basis of Presentation

AeroCentury Corp. (“AeroCentury” or “ACY”) is a Delaware corporation incorporated in 1997. AeroCentury together with its consolidated subsidiaries is referred to as the “Company.”

In August 2016, AeroCentury formed two wholly-owned subsidiaries, ACY 19002 Limited (“ACY 19002”) and ACY 19003 Limited (“ACY 19003”) for the purpose of acquiring aircraft using a combination of cash and third-party financing (“UK LLC SPE Financing” or “special-purpose financing”) separate from AeroCentury’s credit facility (the “MUFG Credit Facility”). The UK LLC SPE Financing was repaid in full in February 2019 as part of a refinancing involving new non-recourse term loans totaling approximately $44.3 million (“Nord Loans”) made to ACY 19002, ACY 19003, and two other newly formed special-purpose subsidiaries of AeroCentury, ACY SN 15129 LLC (“ACY 15129”) and ACY E-175 LLC (“ACY E-175”), which were formed for the purpose of refinancing four of the Company’s aircraft using the Nord Loans. The Company sold its membership interest in ACY E-175 in March 2021.

For our interim financial statements as of and for the period ended September 30, 2021, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

The preparation of our interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for the application of fresh start accounting, allowance for credit losses, asset impairments, indefinite-live intangibles, depreciation and amortization, income taxes, and pension and other postretirement benefits, among others. For information about our use of estimates as a result of fresh start accounting, see Note 3.

Chapter 11 Bankruptcy Emergence

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

The Plan was confirmed by the Bankruptcy Court on August 31, 2021, and the Company emerged from the bankruptcy proceedings on September 30, 2021 (“the Effective Date”).

Fresh Start Accounting

Upon emergence from bankruptcy, we adopted fresh start accounting in accordance with Accounting Standards Codification (ASC) Topic 852 – Reorganizations (ASC 852) and became a new entity for financial reporting purposes. As a result, the consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. References to “Successor” relate to our financial position and results of operations after the Effective Date. References to “Predecessor” refer to the financial position and results of operations of the Company and its subsidiaries on or before the Effective Date. See Note 3 for additional information related to fresh start accounting.

During the Predecessor period, ASC 852 was applied in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. ASC 852 requires certain additional reporting for financial statements prepared between the bankruptcy filing date and the date of emergence from bankruptcy, including: (i) Reclassification of pre-petition liabilities that are unsecured, under-secured or where it cannot be determined that the liabilities are fully secured, to a separate line item on the consolidated balance sheet called, “Liabilities subject to compromise”; and (ii) Segregation of “Reorganization items, net” as a separate line on the consolidated statements of comprehensive loss, included within income from continuing operations.

Upon application of fresh start accounting, we allocated the reorganization value to our individual assets and liabilities, except for deferred income taxes, based on their estimated fair values in conformity with ASC Topic 805, Business Combinations. The amount of deferred taxes was determined in accordance with ASC Topic 740, Income Taxes. The Effective Date fair values of our assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets, see Note 3.

(b) Going concern

In accordance with the requirements of Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements Going Concern (ASU 2014-15)”, and ASC 205, “Presentation of Financial Statements”, the Company has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due within one year following the date of issuance of this Quarterly Report on Form 10-Q.

During the pendency of the Chapter 11 Cases, the Predecessor’s ability to continue as a going concern was contingent upon a variety of factors, including the Bankruptcy Court’s approval of the Plan and the Predecessor’s ability to successfully implement the Plan. As a result of the effectiveness of the Plan, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-Q. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course business.

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

The impact of the COVID-19 Pandemic has also led the Company to determine that there is uncertainty related to rent, interest and debt payments such that, as disclosed in Notes 3 and 5, the Company de-designated its interest rate swaps as hedges in March 2020 since the payments related to the swaps were deemed not probable to occur. Additionally, in December 2020, the Company determined that it was probable that certain future cash flows under its interest rate swaps would not occur, and the Company consequently reclassified accumulated other comprehensive income (“AOCI”) associated with such cash flows into interest expense. One of the Company’s interest rate swaps was terminated in March 2020, two swaps had maturities in the fourth quarter of 2020 and were terminated when the associated assets were sold and the related debt was paid off and three swaps had maturities in 2025, but were sold in March 2021 as part of the Company’s sale of its membership interest in ACY E-175. As a result, the Company is no longer party to any interest rate swaps.

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

The most significant estimates with regard to these condensed consolidated financial statements are the realization of goodwill, accounting for income taxes, and the amounts recorded as allowances for doubtful accounts.

(e) Finance Leases

As of September 30, 2021, the Company had one sales-type lease secured by an aircraft. The lease contains a lessee bargain purchase option at a price substantially below the subject asset’s estimated residual value at the exercise date for the option. Consequently, the Company classified the lease as a finance lease for financial accounting purposes. For such finance lease, the Company reports the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option, as a finance lease receivable on its balance sheet, and accrues interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease.

(f) Taxes

As part of the process of preparing the Company’s condensed consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and GAAP purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through December 31, 2020, the impacts of COVID-19 pandemic on the worldwide airline industry and the Company’s recent filing for and emergence from protection under Chapter 11 of the bankruptcy code. Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes. Based on its analysis, the Company has concluded that a valuation allowance is necessary for its U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a valuation allowance of $103,300 and $1.8 million for the three months and nine months ended September 30, 2021, respectively. Additionally, the Company has concluded that based on its analysis, some of its foreign net operating loss carrybacks are not expected to be realized based on limitations on the utilization of its foreign net operating losses, and therefore recorded a foreign tax expense of $0 and $54,300 for the reduced tax refund for the three months and nine months ended September 30, 2021, respectively.

The Company accrues non-income based sales, use, value added and franchise taxes as other tax expense in the consolidated statement of operations.

(g) Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

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

The Company had an allowance for doubtful accounts of $nil and $1,503,000 at September 30, 2021 and December 31, 2020, respectively.

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

2. Emergence from the Chapter 11 Cases

On March 29, 2021, AeroCentury and certain of its subsidiaries in the U.S. filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re: AeroCentury Corp., et al., Case No. 21-10636.

On July 14, 2021, the Debtors filed the Combined Disclosure Statement and Joint Chapter 11 Plan of Reorganization of AeroCentury Corp, and Its Affiliated Debtors Docket No. 0282, with the Bankruptcy Court (the “Combined Plan Statement”). On August 16, 2021, the Company filed the Notice of Filing of Plan Supplement to the Combined Disclosure Statement and Joint Chapter 11 Plan of AeroCentury Corp., and its Affiliated Debtors, Docket No. 0266, with the Bankruptcy Court (as may be later amended or supplemented, the “Plan Supplement”). On August 30, 2021, the Company filed the Second Plan Supplement to the Combined Disclosure Statement and Joint Chapter 11 Plan of AeroCentury Corp., and its Affiliated Debtors, Docket No. 0288, with the Bankruptcy Court. On August 31, 2021, the Bankruptcy Court entered an order, Docket No. 282 (the “Confirmation Order”), confirming the Plan as set forth in the Combined Plan Statement and Plan Supplement.

The principal terms of the Plan Sponsor Agreement were below:

●	Plan Sponsor Equity Investment. The Plan Sponsor Agreement provided for the issuance by AeroCentury Corp. of 2,857,143 of Common Stock (“New ACY Shares”) at a purchase price equal to $3.85 per share, for an aggregate purchase price of US$11 million. The New ACY Shares issuance resulted in post-issuance pro forma ownership percentages of the AeroCentury common stock of (a) 64.89% held by the Plan Sponsor, and (b) 35.11% held by existing shareholders of AeroCentury on the Effective Date (the “Legacy ACY Shareholders”).

●	New Capital Structure for JetFleet Holding Corp. (“JHC”). On the Effective Date, the following transactions relating to JHC equity ownership was executed:

a)	Cancellation of ACY Equity in JHC. All outstanding stock of JetFleet Holding Corp. (“JHC”) currently held 100% by its parent, AeroCentury, was canceled.

b)	JHC Common Stock Issuance to Plan Sponsor and JHC Management. Plan Sponsor acquired 35,000 shares of common stock of JHC, and certain employees of JHC (“JHC Management”) who would be appointed to continue the legacy aircraft leasing business of AeroCentury through JHC shall acquire 65,000 shares of common stock of JHC. All shares of common stock of JHC would be purchased at a price of $1 per share.

c)	JHC Series A Preferred Stock Issuance to AeroCentury Corp. AeroCentury used $2 million of its proceeds from the Plan Sponsor’s purchase of New ACY Shares to purchase new JHC Series A Preferred Stock from JHC. The JHC Series A Preferred Stock shall carry a dividend rate of 7.5% per annum, shall be non-convertible and non-transferable, should be redeemable by JHC at any time, but shall only be redeemable by AeroCentury after 7 years. The JHC Series A Preferred Stockholders shall in the aggregate constitute 51% of the voting equity of JHC, voting as a single class together with the outstanding JHC Common Stock.

d)	Distribution of Trust Interest in JHC Series B to Legacy ACY Shareholders. A trust (“Legacy Trust”) was established for the benefit of the Legacy ACY Shareholders, and JHC issued new JHC Series B Preferred Stock to the Legacy Trust. The JHC Series B Preferred Stock issued to the Legacy Trust will have an aggregate liquidation preference of $1, non-convertible, non-transferable, non-voting, will not pay a dividend, and will contain a mandatory, redeemable provision. The JHC Series B Preferred Stock was redeemable for an aggregate amount equal to (i) $1,000,000, if the JHC Series B Preferred Stock is redeemed after the first fiscal year for which JHC reports positive EBITDA for the preceding 12-month period, or (ii) $0.001 per share, if the JHC Series B Preferred Stock is redeemed prior the first fiscal year for which JHC reports positive EBITDA for the preceding 12-month period.

On September 30, 2021 (“Effective Date”) and pursuant to the Plan Sponsor Agreement, the Company entered into and consummated (the “Closing”) the transactions contemplated by a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Plan Sponsor, and Yucheng Hu, in the capacity as the representative for the Plan Sponsor  thereunder, pursuant to which the Company issued and sold, and the Plan Sponsor purchased, 2,870,927 shares of common stock, par value $0.001 per share, of the Company (the “ACY Common Stock”) at $3.85 for each share of Common Stock, for an aggregate purchase price of approximately $11,053,100 (the “Purchase Price”). The Securities Purchase Agreement contained customary representations, warranties and covenants by the parties to such agreement.

On the Effective Date, the Debtors satisfied all conditions precedent required for consummation of the Plan as set forth in the Plan, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases without any need for further action or order of the Bankruptcy Court.

Reorganization items incurred as a result of the Chapter 11 Cases presented separately in the accompanying consolidated statements of operations were as follows:

	Predecessor
	Period from January 1, 2021 through September 29, 2021	Nine months ended September 30, 2020
Gain on settlement of liabilities subject to compromise (Note 3)	$30,175,900		$-
Professional fees and other bankruptcy related costs	(2,437,600)		-
Reorganization items, net	$27,738,300	$

The Company incurred significant costs associated with the reorganization, primarily legal and professional fees. Subsequent to the Petition Date, these costs were expensed as incurred and significantly affected our consolidated results of operations.

3. Fresh Start Accounting

In connection with our emergence from bankruptcy and in accordance with ASC Topic 852, we qualified for and adopted fresh start accounting on the Effective Date. We were required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor received less than 50% of the voting shares of the Successor, and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims.

The adoption of fresh start accounting resulted in a new reporting entity for financial reporting purposes with no beginning retained earnings or deficit. The issuance of new shares of common stock of the Successor caused a related change of control of the Company under ASC 852.

Upon the application of fresh start accounting, AeroCentury allocated the reorganization value to its individual assets based on their estimated fair values. Each asset and liability existing as of the Effective Date, other than deferred taxes, have been stated at the fair value, and determined at appropriate risk-adjusted interest rates. Deferred taxes were determined in conformity with applicable accounting standards.

Reorganization value represents the fair value of the Successor’s assets before considering liabilities. Our reorganization value is derived from an estimate of enterprise value. Enterprise value represents the estimated fair value of an entity’s long-term debt and shareholders’ equity. In support of the Plan, the enterprise value of the Successor was estimated to be approximately $18.9 million. The valuation analysis was prepared using financial information and financial projections and applying standard valuation techniques, including a risked net asset value analysis.

The Effective Date estimated fair values of certain of the Company’s assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the Company’s consolidated financial statements on September 30, 2021 are not comparable to the Company’s consolidated financial statements as of or prior to that date.

Reorganization Value

The enterprise value of the Successor Company was estimated to be between $18.0 million and $20.0 million. Based on the estimates and assumptions discussed below, the Company estimated the enterprise value to be $18.9 million as of the Effective Date.

Management, with the assistance of its valuation advisors, estimated the enterprise value (“EV”) of the Successor Company, using various valuation methodologies, including a Discounted Cash Flow analysis (DCF), the Guideline Public Company Method (GPCM), and the Guideline Transaction Method (GTM). Under the DCF analysis, the enterprise value was estimated by discounting the projections’ unlevered free cash flow by the Weighted Average Cost of Capital (WACC), the Company’s estimated rate of return. A terminal value was estimated by applying a Gordon Growth Model to the normalized level of cash flows in the terminal period. The Gordon Growth Model was based on the WACC and the perpetual growth rate, and the terminal value was added back to the discounted cash flows.

Under the GPCM, the Company’s enterprise value was estimated by performing an analysis of publicly traded companies that operate in a similar industry. A range of Enterprise Value / EBITDA (EV/EBITDA) multiples were selected based on the financial and operating attributes of ACY relative to the comparable publicly traded companies. The selected range of multiples were applied to the Company’s forecasted EBITDA to estimate the enterprise value of the Company.

The GTM approach is similar to the GPCM, in that it relies on EV/EBITDA multiples but rather than of publicly traded companies, the multiples are based on precedent transactions. A range of multiples was derived by analyzing the operating and financial attributes of the acquired companies and the implied EV/EBITDA multiples. This range of multiples were then applied to the forecasted EBITDA of the Company to arrive an enterprise value.

The following table reconciles the enterprise value to the estimated fair value of the Successor common stock as of the Effective Date:

Enterprise value	$18,883,200
Less: Fair value of accounts payable and accrued expenses	(1,512,100)
Less: Accrued payroll	(232,100)
Less: Income tax payable	(19,600)
Less: Deferred tax liabilities	(114,500)
Fair value of successor shareholders’ equity	$17,004,900
Shares issued and outstanding upon emergence	4,416,811
Per share value	$3.85

The adjustments set forth in the following unaudited Consolidated Balance Sheet reflect the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”).

	Predecessor					Successor
	September 30, 2021	Reorganization adjustments		Fresh start adjustments		September 30, 2021
Assets:
Cash and cash equivalents	$10,527,200	$98,400	a	-		10,625,600
Accounts receivable	-	-		-		-
Finance leases receivable, net	450,000	-		-		450,000
Taxes receivable	1,234,500	-		-		1,234,500
Prepaid expenses and other assets	1,884,400	-		-		1,884,400
Goodwill	-	-		4,688,600	a	4,688,600
Assets held for sale	31,149,300	(31,149,300)	b	-		-
Total assets	$45,245,400	$(31,050,900)		$4,688,600		$18,883,100
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued expenses	$1,513,700	$(1,600)	a	-		1,512,100
Accrued payroll	232,100	-		-		232,100
Notes payable and accrued interest, net	38,675,300	(38,675,300)	b	-		-
Lease liability	780,500	(780,500)	b	-		-
Maintenance reserves	2,061,200	(2,061,200)	b	-		-
Accrued maintenance costs	46,100	(46,100)	b	-		-
Security deposits	466,000	(466,000)	b	-		-
Unearned revenues	-	-		-		-
Income taxes payable	19,600	-		-		19,600
Deferred tax liabilities	114,500	-		-		114,500
Subscription fee advanced from the Plan Sponsor	10,953,100	(10,953,100)	c	-		-
Total liabilities	54,862,100	(52,983,800)		-		1,878,300
Stockholders’ deficit:
Preferred stock	-	-		-		-
Common stock	1,800	2,900	c	-		4,700
Paid-in capital	16,817,800	182,300	cd	-		17,000,100
Accumulated deficit	(23,399,000)	18,710,400	e	4,688,600	a	-
	(6,579,400)	18,895,600		4,688,600		17,004,800
Treasury stock	(3,037,300)	3,037,300	d	-		-
Total stockholders’ deficit	(9,616,700)	21,932,900		4,688,600		17,004,800
Total liabilities and stockholders’ deficit	$45,245,400	$(31,050,900)		$4,688,600		$18,883,100

Reorganization adjustment

In accordance with the Plan of Reorganization, the following adjustments were made:

(a)	Reflects final instalment of subscription fees of $100,000 for 2,870,927 common stocks paid by the Plan Sponsor, against the bank charges of $1,600

(b)	Reflects settlement of liabilities subject to compromise by the assets held for sale.

As part of the Plan of Reorganization, the Bankruptcy Court approved the settlement of claims reported within Liabilities subject to compromise in the Company’s Consolidated balance sheet at their respective allowed claim amounts. The table below indicates the disposition of Liabilities subject to compromise:

Liabilities subject to compromise pre-emergence
Accrued maintenance costs	$46,100
Lease liability	780,500
Maintenance reserves	2,061,200
Security deposits	466,000
Drake Indebtedness	38,675,300
42,029,100
Less: Amounts settled per the Plan of Reorganization
Aircrafts included in the assets held for sale	(31,149,300)
Reorganization gain per the Plan of Reorganization	$10,879,800
Add: Gain on settlement of liabilities subject to compromise before Plan of Reorganization *	19,296,100
Reorganization gain	$30,175,900

*	The predecessor of the Company started to sell its aircrafts before it filed Petitions under Chapter 11 in March 2021, and continued the sales of aircrafts through the receipt of the Plan of the Reorganization. As of September 29, 2021, the Company closed sales of five aircraft with carrying amount of $22.6 million, and the proceeds from the sales were settled against the liabilities subject to compromise of $41.6 million, and the Company recognized reorganization gains of $19.3 million.

(c)	Reflects issuance of 2,870,927 common stocks to the Plan Sponsor, at per share of $3.85, with total subscription fee of $11,053,100, among which $10,953,100 was paid before September 29, 2021 and $100,000 was paid on September 30, 2021.

(d)	Reflects cancellation of paid-in capital of $10,867,900 and treasury stock of $3,037,300 attributable to predecessor shareholders

(e)	Reflects the cumulative impacts of reorganization adjustments.

Gain on settlement of liabilities subject to compromise	$10,879,800
Cancellation of paid in capital and treasury stock	7,830,600
$18,710,400

Fresh start adjustment

(a)	Reflects the excess of enterprise value over the fair value of total assets. On the effective date, the carrying amount of total assets approximated the fair value.

Enterprise value	$18,883,100
Less: Fair value of total assets	(14,194,500)
Goodwill	$4,688,600

(d)	Reflects the elimination of predecessor accumulated deficits.

4. Assets and Liabilities Held for Sale

The Company’s assets and liabilities classified as held for sale are required to be recorded at the lower of the carrying value or fair value less cost to sell.

As a result of the Sale Order approved by the Bankruptcy Court in May 2021, the Company, with the exception of one aircraft that is collateral for a sales-type lease receivable, reclassified all of its aircraft to held for sale. On the Effective date, pursuant to the Plan of Reorganization, the Company settled the liabilities subject to compromise by these assets held for sale. See Note 3 – reorganization adjustment (b). Accordingly the Company did not have assets or liabilities held for sale as of September 30, 2021.

The table below sets for the assets and liabilities that were classified as held for sale at September 30, 2021 and December 31, 2020:

	Successor	Predecessor
	September 30,	September 29,	December 31,
	2021	2021	2020

Cash and cash equivalents	$-	$-	$345,900
Restricted cash	-	-	2,346,300
Aircraft and Part-out Assets	-	31,149,300	38,146,700
Notes payable and accrued interest, net	-	-	(13,836,900)
Derivative liability	-	-	(767,900)

5. Notes Payable and Accrued Interest

As of September 29, 2021, notes payable and accrued interest are included in the liabilities subject to compromise. See Note 3 – reorganization adjustment (b). As part of the Plan of Reorganization, the Bankruptcy Court approved the settlement of claims reported within Liabilities subject to compromise in the Company’s Consolidated balance sheet at their respective allowed claim amounts. Accordingly, the Company did not have notes payable or accrued interest as of September 30, 2021.

At September 30, 2021 and December 31, 2020, the Company’s notes payable and accrued interest consisted of the following.

	Successor	Predecessor
	September 30,	September 29,	December 31,
	2021	2021	2020
Drake Indebtedness, subject to compromise at September 29, 2021:
Principal	$-	$38,675,300	$88,557,000
Unamortized debt issuance costs	-	-	(780,900)
Accrued interest	-	-	739,000
PPP Loan, subject to compromise at September 29, 2021:
Principal	-	-	276,400
Accrued interest	-	-	1,700
	$-	$38,675,300	$88,793,200
Nord Loans held for sale:
Principal	-	-	14,091,300
Unamortized debt issuance costs	-	-	(313,400)
Accrued interest	-	-	59,000
	$-	$-	$13,836,900

6. Derivative Instruments

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

In October 2019, the Company determined that it was no longer probable that forecasted cash flows for its two interest rate swaps with a nominal value of $50 million would occur as scheduled as a result of the Company’s defaults under the MUFG Credit Facility. Therefore, those swaps were no longer subject to hedge accounting and changes in fair market value thereafter were recognized in earnings as they occurred. As a result of the forecasted transaction being not probable to occur, accumulated other comprehensive loss of $34,500 and $1,167,700 related to the MUFG Swaps was recognized as interest expense for the three and nine months ended September 30, 2020. The two swaps related to the MUFG Credit Facility were terminated in March 2020 and the Company incurred a $3.1 million obligation, recorded as interest expense and derivative termination liability, in connection with such termination, payment of which was due no later than the March 31, 2021 maturity of the Drake Indebtedness.

The derivative termination liability was included in the liabilities subject to compromise. As part of the Plan of Reorganization, the Bankruptcy Court approved the settlement of claims reported within Liabilities subject to compromise in the Company’s Consolidated balance sheet at their respective allowed claim amounts. See Note 3 – reorganization adjustment (b). Accordingly, the Company did not have derivative termination liability as of September 30, 2021.

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

The Nord Swaps were entered into by the LLC Borrowers and provided for reduced notional amounts that mirrored the amortization under the Nord Loans entered into by the LLC Borrowers, effectively converting each of the related Nord Loans from a variable to a fixed interest rate, ranging from 5.38% to 6.30%. Each of Nord Swaps extended for the duration of the corresponding Nord Loan. Two of the swaps had maturities in the fourth quarter of 2020 and were terminated when the associated assets were sold and the related debt was paid off. The other three Nord Swaps had maturities in 2025, but were sold in March 2021 as part of the Company’s sale of its membership interest in ACY E-175.

In March 2020, the Company determined that the future hedged interest payments related to its Nord Swaps were no longer probable of occurring, as a result of lease payment defaults for the aircraft owned by ACY 19002 and ACY 19003 and conversations with the lessee for the three aircraft owned by ACY E-175 regarding likely rent concessions, and consequently de-designated all five Nord Swaps as hedges because the lease payments that were used to service the Nord Loans associated with the Nord Swaps were no longer probable to occur. As a result of de-designation, future changes in market value were recognized in ordinary income and AOCI was reclassified to ordinary income as the forecasted transactions occurred. In December 2020, the Company determined that the payments after February 2021 for the three remaining Nord Swaps were probable not to occur as a result of the Company’s agreement to sell its interest in ACY E-175 during the first quarter of 2021. The Company has reflected the following amounts in its net income (loss) and comprehensive income (loss) for the nine months ended September 30, 2021 and 2020:

	Successor	Predecessor
	September 30, 2021	Period from January 1, 2021 through September 29, 2021	Nine months ended September 30, 2020
Change in value of undesignated interest rate swaps	$-	$(48,700)	$1,980,500
Reclassification from other comprehensive income to interest expense		2,600	538,500
Reclassification from other comprehensive income to interest expense – forecasted transaction probable not to occur	-	-	1,167,700
Included in interest expense	$-	$46,100	$3,686,700

	Successor	Predecessor
	September 30, 2021	Period from January 1, 2021 through September 29, 2021	Nine months ended September 30, 2020
Loss on derivative instruments deferred into other comprehensive income/(loss)	$-	$-	$(575,000)
Reclassification from other comprehensive income to interest expense		2,600	538,500
Reclassification from other comprehensive income to interest expense – forecasted transaction probable not to occur	-	-	1,167,700
Change in accumulated other comprehensive income	$-	$2,600	$1,131,200

The Company has reflected the following amounts in its net income (loss) and comprehensive income (loss) for the three months ended September 30, 2021 and 2020:

	Successor	Predecessor
	September 30, 2021	Period from January 1, 2021 through September 29, 2021	Three months ended September 30, 2020
Change in value of undesignated interest rate swaps	$-	$-	$(10,000)
Reclassification from other comprehensive income to interest expense	-	-	149,100
Included in interest expense	$-	$-	$139,100

	Successor	Predecessor
	September 30, 2021	Period from January 1, 2021 through September 29, 2021	Nine months ended September 30, 2020
Reclassification from other comprehensive income to interest expense	-	-	149,000
Change in accumulated other comprehensive income	$-	$-	$149,000

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

The successor of the Company had no interest rate swaps on September 30, 2021. The predecessor of the Company had no interest rate swaps as of September 29, 2021 or during the period from July 1, 2021 through September 29, 2021.

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

The following table shows, by level within the fair value hierarchy, the predecessor of the Company’s assets and liabilities at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 29, 2020 (Predecessor)				December 31, 2020 (Predecessor)
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivatives	$-	-	$-	-	$(767,900)	$-	$(767,900)	$-
Total	$-	$-	$-	$-	$(767,900)	$-	$(767,900)	$-

There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2021 or 2020.

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

The successor of the Company did not record impairment against assets held for sale, because the Effective Date was the same on the reporting date of September 30, 2021.

During the period from July 1 through September 29, 2021, the predecessor of the Company settled the liabilities subject to compromise by the aircrafts included in the assets held for sale, and no impairment losses were recorded. See Note 3- reorganization adjustment (b). For the period from January 1, 2021 through September 29, 2021, the Company recorded impairment losses of $4,204,400 on five assets held for sale, based on appraised values or expected sales proceeds, which had an aggregate fair value of $29,333,100. For the three and nine months ended September 30, 2020, the predecessor of the Company recorded impairment losses totaling $nil and $6,706,600 for two of its aircraft held for lease, which were written down to their estimated sales prices, less cost of sale.

The following table shows, by level within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis as of September 29, 2021 and December 31, 2020:

	Assets Written Down to Fair Value (Predecessor)								Total Losses (Predecessor)
	September 29, 2021				December 31, 2020
	Level				Level
	Total	1	2	3	Total	1	2	3	For the period from January 1, 2021 through September 29, 2021	For the Nine Months Ended September 30, 2020
Assets held for lease	$-	$-	$-	$-	$32,650,000	$-	$-	$32,650,000	$-	$7,006,600
Assets held for sale	-	-	-	-	38,041,600	-	-	38,041,600	4,204,400	9,813,900
Total	$-	$-	$-	$-	$70,691,600	$-	$-	$70,691,600	$4,204,400	$16,820,500

There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2021 or 2020.

There were no transfers in or out of assets or liabilities measured at fair value under Level 3 during the three months or nine months ended September 30, 2021 or 2020.

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

9. Income Taxes

The Company recorded income tax expense of $77,000 in the third quarter of 2021, or 0.3% of pre-tax income, compared to $604,900 income tax expense, or negative 17.4% of pre-tax loss in the third quarter of 2020. The difference in the effective federal income tax rate from the normal statutory rate in the third quarter of 2021 was primarily related to nontaxable cancellation of debt income that is excluded from the Company’s taxable income.

The Company recorded an income tax expense of $129,800 for the nine months ended September 30, 2021, or 0.7% of pre-tax gain, compared to a $3.4 million income tax benefit, or 10.9% of pre-tax loss, for the nine months ended September 30, 2020. The difference in the effective federal income tax rate from the normal statutory rate was primarily related to nontaxable cancellation of debt income that is excluded from the Company’s taxable income.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current five-year cumulative loss through December 31, 2020, the impacts of COVID-19 pandemic on the worldwide airline industry and the Company’s recent filing for and emergence from protection under Chapter 11 of the bankruptcy code. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a valuation allowance of $103,300 and $1.8 million for the three months and nine months ended September 30, 2021, respectively. Additionally, the Company has concluded that based on its analysis, some of its foreign net operating loss carrybacks are not expected to be realized based on limitations on the utilization of its foreign net operating losses, and therefore recorded a foreign tax expense of $0 and $54,300 for the reduced tax refund for the three months and nine months ended September 30, 2021, respectively.

10. Subsequent Events

(a) Payment of dividends

On October 13, 2021, the Company announced the payment of a special cash dividend of $0.6468 per share of common stock (the “Dividend”) to stockholders (“Legacy Shareholders”) that hold shares of Common Stock of the Company as of the effective date of the Plan (as defined below) prior to the sale and issuance of Common Stock of the Company to the plan sponsor investors led by Yucheng Hu.

Payment of the Dividend was made in connection with the previously announced exit from Chapter 11 reorganization, as set forth in the Combined Disclosure Statement and Joint Chapter 11 Plan of Reorganization of AeroCentury Corp, and Its Affiliated Debtors Docket No. 0282, which was previously approved by the U.S. Bankruptcy Court for the District of Delaware on August 31, 2021.

(b) Sales of aircrafts held for sale

On October 15, 2021, the Company closed a sale transaction with Drake Asset Management Jersey Limited. Pursuant to the asset sales agreement, the Company delivered two Bombardier DHC-8-402 aircraft with manufacturer’s serial numbers 4205 and 4211.

As of the date of this report, the Company held three Bombardier CRJ-700 aircraft with manufacturer’s serial numbers 10165, 10171 and 10178 for delivery.

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

On September 30, 2021, we emerged from bankruptcy with a restructured balance sheet, a new management team, and a new purpose to focus on new lines of business other than the aircraft leasing business.

On September 30, 2021 (“Effective Date”) and pursuant to the Plan Sponsor Agreement, the Company entered into and consummated (the “Closing”) the transactions contemplated by a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Plan Sponsor, and Yucheng Hu, in the capacity as the representative for the Plan Sponsor  thereunder, pursuant to which the Company issued and sold, and the Plan Sponsor purchased, 2,870,927 shares of common stock, par value $0.001 per share, of the Company (the “ACY Common Stock”) at $3.85 for each share of Common Stock, for an aggregate purchase price of approximately $11,053,100 (the “Purchase Price”). The Securities Purchase Agreement contained customary representations, warranties and covenants by the parties to such agreement.

The principal terms of the Plan Sponsor Agreement are below:

●	Plan Sponsor Equity Investment. The Plan Sponsor Agreement provides for the issuance by AeroCentury Corp. of 2,857,143 of Common Stock (“New ACY Shares”) at a purchase price equal to $3.85 per share, for an aggregate purchase price of US$11 million. The New ACY Shares issuance would result in post-issuance pro forma ownership percentages of the AeroCentury common stock of (a) 64.89% held by the Plan Sponsor, and (b) 35.11% held by existing shareholders of AeroCentury on the Effective Date (the “Legacy ACY Shareholders”).

●	Refundability of the Deposit. In the event the purchase of the New ACY Shares does not close as a result of Plan Sponsor’s failure to comply with the terms of Plan Sponsor Agreement, the Deposit will be forfeited to AeroCentury. In the event the purchase of the New ACY Shares does not close as a result of Debtors’ failure to comply with the terms of the Plan Sponsor Agreement or the failure of the conditions precedent set forth in the Plan Sponsor Agreement, the Deposit will be refunded to Plan Sponsor. If Bankruptcy Court or any regulatory authority having the authority to block the consummation of the purchase of the New ACY Shares do not approve of the purchase of the New ACY Shares, the Deposit will be refunded to Plan Sponsor.

●	Breakup Fee. If the Bankruptcy Court accepts and approves an exit financing transaction for AeroCentury with a party other than the Plan Sponsor (an “Alternative Transaction”) then AeroCentury shall pay Plan Sponsor, upon the closing of such Alternative Transaction, in addition to the return of the Deposit, a breakup fee equal to US$1,000,000.

●	New Capital Structure for JetFleet Holding Corp. (“JHC”). On the Effective Date, the following transactions relating to JHC equity ownership shall be executed:

a)	Cancellation of ACY Equity in JHC. All outstanding stock of JetFleet Holding Corp. (“JHC”) currently held 100% by its parent, AeroCentury, shall be canceled.

b)	JHC Common Stock Issuance to Plan Sponsor and JHC Management. Plan Sponsor shall acquire 35,000 shares of common stock of JHC, and certain employees of JHC (“JHC Management”) who will be appointed to continue the legacy aircraft leasing business of AeroCentury through JHC shall acquire 65,000 shares of common stock of JHC. All shares of common stock of JHC will be purchased at a price of $1 per share.

c)	JHC Series A Preferred Stock Issuance to AeroCentury Corp. AeroCentury will use $2 million of its proceeds from the Plan Sponsor’s purchase of New ACY Shares to purchase new JHC Series A Preferred Stock from JHC. The JHC Series A Preferred Stock shall carry a dividend rate of 7.5% per annum, shall be non-convertible and non-transferable, shall be redeemable by JHC at any time, but shall only be redeemable by AeroCentury after 7 years. The JHC Series A Preferred Stockholders shall in the aggregate constitute 51% of the voting equity of JHC, voting as a single class together with the outstanding JHC Common Stock.

d)	Distribution of Trust Interest in JHC Series B to Legacy ACY Shareholders. A trust (“Legacy Trust”) will be established for the benefit of the Legacy ACY Shareholders, and JHC will issue new JHC Series B Preferred Stock to the Legacy Trust. The JHC Series B Preferred Stock issued to the Legacy Trust will have an aggregate liquidation preference of $1, non-convertible, non-transferable, non-voting, will not pay a dividend, and will contain a mandatory, redeemable provision. The JHC Series B Preferred Stock will be redeemable for an aggregate amount equal to (i) $1,000,000, if the JHC Series B Preferred Stock is redeemed after the first fiscal year for which JHC reports positive EBITDA for the preceding 12-month period, or (ii) $0.001 per share, if the JHC Series B Preferred Stock is redeemed prior the first fiscal year for which JHC reports positive EBITDA for the preceding 12-month period.

Fleet Summary

(a) Assets Held for Lease

Key portfolio metrics of the Company’s aircraft held for lease as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Number of aircraft and engines held for lease	-	6

Weighted average fleet age	-	14.4 years
Weighted average remaining lease term	-	29 months
Aggregate fleet net book value	-	$45,763,100

The following table sets forth the net book value and percentage of the net book value, by type, of the Company’s assets that were held for lease as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Type	Number owned	% of net book value	Number owned	% of net book value
Regional jet aircraft:
Canadair 700	-	-	3	38%
Canadair 900	-	-	1	29%
Turboprop aircraft:
Bombardier Dash-8-400	-	-	2	33%

The Company did not purchase any aircraft during the quarter ended September 30, 2021. As a result of its Chapter 11 filing in March 2021 and the Company’s emergence from bankruptcy on September 30, 2021, the Company reclassified all of its aircraft, comprised of three regional jet aircraft and two turboprop aircraft, from held for lease to held for sale, and used these assets held for sale to repay the liabilities subject to compromise.

The following table sets forth the net book value and percentage of the net book value of the Company’s assets that were held for lease as of September 30, 2021 and December 31, 2020 in the indicated regions (based on the domicile of the lessee):

	September 30, 2021		December 31, 2020
Region	Net book value	% of net book value	Net book value	% of net book value
North America	$-	-	$30,433,100	67%
Europe and United Kingdom	-	-	15,330,000	33%
Off lease	-	-	-	-
	$-	-	$45,763,100	100%

For the three months ended September 30, 2021, approximately 45%, 37% and 18% of the Company’s operating lease revenue was derived from customers in Croatia, the United States and Canada, respectively. Operating lease revenue does not include interest income from the Company’s finance leases. The following table sets forth geographic information about the Company’s operating lease revenue for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
	2021		2020		2021		2020
Region	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue	Number of lessees	% of operating lease revenue
Europe and United Kingdom	1	29%	3	39%	1	45%	4	62%
North America	3	71%	3	61%	2	55%	3	38%

As of September 30, 2021 and December 31, 2020, the Company also had one and two finance lease receivables collateralized by aircraft, respectively. The Company did not record any finance lease revenue during the quarter ended September 30, 2021.

(b) Assets Held for Sale

As a result of its Chapter 11 filing in March 2021 and the Company’s emergence from bankruptcy on September 30, 2021, the Company net off the assets held for sale against notes payable which were included in the liabilities subject to compromise. As a part of the plan of reorganization, the Company used the aircrafts to settle these liabilities.

Results of Operations

Because our consolidated financial statements reflected fresh start reporting adjustments following emergence from bankruptcy, as well as any effects of the transactions contemplated by the Plan and Plan Sponsor Agreement, financial information relating to results of operations, the Company cannot adequately benchmark the operating results of the 1-day period ended September 30, 2021 against any of the previous periods reported in its Condensed Consolidated Financial Statements and does not believe that reviewing the results of this period in isolation would be useful in identifying any trends in or reaching any conclusions regarding the Company’s overall operating performance. Accordingly, the below discussion is based on the period from July 1, 2021 through September 29, 2021 (“Quarter ended September 29, 2021”) compared to the three months ended September 30, 2020.

(a) Quarter ended September 29, 2021 compared to the quarter ended September 30, 2020

(i) Revenues and Other Income

Revenues and other income decreased by 54% to $1.6 million in the quarter ended September 29, 2021 from $3.5 million in the third quarter of 2020. The decrease was primarily a result of (i) a 52% decrease in operating lease revenues to $1.5 million in the third quarter of 2021 from $3.2 million in the third quarter of 2020 as a result of reduced rent income from the sale of aircraft during the fourth quarter of 2020 and first quarter of 2021, and (ii) reduced rent for three assets in the 2021 as a result of lease extensions and related rent reductions, the effects of which were partially offset by reduced rent for two assets in the 2020 period as a result of lease amendments related to the COVID-19 Pandemic.

(ii) Expenses

For the quarter ended September 29, 2021, the Company had total operating expenses of $2.7 million, which was comprised of professional fees and administrative expenses and salary and employee benefits. For three months ended September 30, 2020, the Company had operating expenses of $7.0 million.

During the quarter ended September 29, 2021, the Company did not record impairment charges as these assets have been used to settle the liabilities subject to compromise as a part of the reorganization plan. During the third quarter of 2020, the Company recorded impairment charges of $0.4 million, consisting of (i) $0.3 million on two assets held for lease, based on estimated future cash flow, and (ii) $0.1 million on an asset held for sale, based on expected net sales proceeds.

The Company’s interest expense decreased by 100% to $1,500 in the quarter ended September 29, 2021 from $3.0 million in the third quarter of 2020, as a result of the Company’s Chapter 11 filing in late March 2021, after which the Company did not accrue interest on the Drake Indebtedness.

Depreciation expense decreased 99% to $0.01 million in the quarter ended September 29, 2021 from $1.3 million in the third quarter of 2020, primarily as a result of the reclassification of aircraft from held for lease to held for sale during the fourth quarter of 2020 and second quarter of 2021, as well as a decrease in depreciation for two aircraft that were written down to their estimated sale values during the second quarter of 2020 and were sold during the fourth quarter.

During the third quarter of 2021, the Company recorded $28.7 million of reorganization gains.

The Company had a tax expense of $0.07 million in the third quarter of 2021 compared to tax expense of $0.6 million in the third quarter of 2020. The effective tax rate for the third quarter of 2021 was a 0.3% tax expense compared to a negative 17.4% tax expense for the third quarter of 2020. The difference in the effective income tax rate from the normal statutory rate in the third quarter of 2021 was primarily related to nontaxable cancellation of debt income that is excluded from the Company’s taxable income. In addition, the Company recorded a valuation allowance in the current period on the Company’s U.S. deferred tax assets. In assessing the valuation of deferred tax assets, the Company considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance, including the Company’s current five-year cumulative loss through December 31, 2020, the impacts of the COVID-19 Outbreak on the worldwide airline industry and the Company’s recent filing for protection under Chapter 11 of the bankruptcy code. Based on this analysis, the Company concluded that a valuation allowance is necessary for the Company’s net U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a valuation allowance of $0.1 million in the third quarter of 2021 compared to a valuation allowance of $1.4 million in the third quarter of 2020.

The below discussion is based on the period from January 1, 2021 through September 29, 2021 (“nine months ended September 29, 2021”) compared to the nine months ended September 30, 2020.

(b) Nine months ended September 29, 2021 compared to the nine months ended September 30, 2020

(i) Revenues and Other Income

Revenues and other income decreased by 56% to $5.6 million in the nine months ended September 29, 2021 from $12.7 million in the same period of 2020. The decrease was primarily a result of (i) a 54% decrease in operating lease revenues to $5.8 million in the first nine months of 2021 from $12.4 million in the same period of 2020 as a result of reduced rent income from the sale of aircraft during the fourth quarter of 2020, and (ii) first quarter of 2021 and reduced rent for three assets in the first quarter of 2021 as a result of lease extensions and related rent reductions.

(ii) Expenses

For the nine months ended September 29, 2021, the Company had operating expenses of $14.3 million, which was comprised of impairment in value of aircrafts, interest expense, professional fees and administrative expenses and salary and employee benefits. For the first nine months of 2020, the Company had operating expenses of $43.8 million.

During the nine months ended September 29, 2021, the Company recorded impairment charges totaling $4.2 million on seven assets held for sale, based on appraised values or expected sales proceeds. During the same period of 2020, the Company recorded impairment charges of $16.8 million, consisting of (i) $7.0 million on two assets held for lease, based on estimated future cash flow and (ii) $9.8 million on five assets held for sale, based on appraised values or expected sales proceeds.

The Company’s interest expense decreased by 85% to $2.0 million in the nine months ended September 29, 2021 from $13.5 million in the same period of 2020, as a result of the Company’s Chapter 11 filing in late March 2021, after which the Company did not accrue interest on the Drake Indebtedness. In addition, the Company sold five aircraft in August 2021 and the proceeds, totaling $41.6 million, were used to pay down the Drake Indebtedness. The first nine months of 2020 included $2.0 million of valuation charges related to the Company’s interest rate swaps and a $2.0 million write-off of a portion of the Company unamortized debt issuance costs related to the MUFG Credit Facility.

Professional fees, general and administrative and other expenses decreased 16% to $3.7 million in the nine months ended September 29, 2021 from $4.4 million in the first nine months of 2020, primarily as a result of decreases in legal fees related to the May 2020 MUFG Indebtedness amendment and litigation brought by an activist shareholder, consulting fees related to the May 2020 MUFG Indebtedness amendment and amortization related to the Company’s office lease right of use.

Depreciation expense decreased 79% to $1.2 million in the nine months ended September 29, 2021 from $5.5 million in the nine months ended September 30, 2020 primarily as a result of the reclassification of aircraft from held for lease to held for sale during the fourth quarter of 2020 and second quarter of 2021, as well as a decrease in depreciation for two aircraft that were written down to their estimated sale values during the second quarter of 2020 and were sold during the fourth quarter.

During the nine months ended September 29, 2021, the Company recorded $27.7 million as reorganization gains.

The Company had a tax expense of $0.1 million for the nine months ended September 30, 2021 compared to tax benefit of $3.4 million for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021, was a 0.7% tax expense compared to a 10.9% tax benefit for the nine months ended September 30, 2020. The difference in the effective income tax rate from the normal statutory rate for the nine months ended September 30, 2021, was primarily related to nontaxable cancellation of debt income that was excluded from the Company’s taxable income. In addition, the Company recorded a valuation allowance in the current period on the Company’s U.S. deferred tax assets. In assessing the valuation of deferred tax assets, the Company considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance, including the Company’s current five-year cumulative loss through December 31, 2020, the impacts of the COVID-19 Outbreak on the worldwide airline industry and the Company’s recent filing for protection under Chapter 11 of the bankruptcy code. Based on this analysis, the Company concluded that a valuation allowance is necessary for the Company’s net U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a valuation allowance of $1.8 million for the nine months ended September 30, 2021, compared to a valuation allowance of $4.6 million for the nine months ended September 30, 2020. Additionally, the Company has concluded that based on its analysis, some of its foreign net operating loss carrybacks are not expected to be realized based on limitations on the utilization of its foreign net operating losses, and therefore recorded a foreign tax expense of $0.05 million for the reduced tax refund for the nine months ended September 30, 2021.

Liquidity and Capital Resources

On September 30, 2021, the Company emerged from bankruptcy with a restructured balance sheet. As of September 30, 2021, the Company had total net assets of approximately $18.9 million.

As the Company has disclosed in Note 3 to the unaudited condensed financial statements, the Company plans to settle the liabilities subject to compromise with aircrafts included in the assets held for sale.

On September 30, 2021 (“Effective Date”) and pursuant to the Plan Sponsor Agreement, the Company closed the transactions with the Plan Sponsor, pursuant to which the Company issued and sold, and the Plan Sponsor purchased, 2,870,927 shares of common stock, par value $0.001 per share, of the Company (the “ACY Common Stock”) at $3.85 for each share of Common Stock, for an aggregate purchase price of approximately $11,053,100. The Plan Sponsor made the payments before the Effective Date.

The preparation of our interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for the application of fresh start accounting, allowance for credit losses, asset impairments, indefinite-lived intangibles, depreciation and amortization, income taxes, and pension and other postretirement benefits, among others.

Cash Flow

Because the Company just emerged from bankruptcy on September 30, 2021, the cash flow for nine months ended September 30, 2021 were attributable to provision and usage by the predecessor of the Company. The discussion about the cash flow in below paragraphs are related to the cash flow provided or used by the predecessor of the Company.

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

Actual results could deviate substantially from the assumptions management has made in forecasting the Company’s future cash flow. As discussed in Liquidity and Capital Resources, there are a number of factors that may cause actual results to deviate from these forecasts. If these assumptions prove to be incorrect and the Company’s cash requirements exceed its cash flow, the Company would need to pursue additional sources of financing to satisfy these requirements, which may not be available when needed, on acceptable terms or at all. See Factors that May Affect Future Results and Liquidity for more information about financing risks and limitations.

(i) Operating activities

The Company’s cash outflow from operations was $2.6 million in the nine months ended September 29, 2021, which was mainly attributable to payment of $2.4 million for professional fees and legal expenses with respect to the Company’s Chapter 11 Cases and restructuring and recapitalization effort. The Company’s cash inflow from operations was $6.0 million in the first nine months of 2020, which was mainly attributable to receipt of security deposits of $3.4 million and receipts from lessees for maintenance reserves.

(ii) Investing activities

The Company did not acquire any aircraft during the nine months ended September 29, 2021 or the first nine months of 2020. During the same periods, the Company received net cash of $11.8 million and $3.2 million, respectively, from asset sales.

(iii) Financing activities

During the nine months ended September 29, 2021, the Plan Sponsor contributed $11.0 million to the Company to subscribe for 2,870,927 ordinary shares.

During the same periods, the Company repaid $14.2 and $1.2 million, respectively, of its total outstanding debt under the Drake Indebtedness and MUFG Indebtedness, respectively. Such repayments were funded by the sale of assets and, in the 2021 period, rent and reserves received and used to pay down the Drake Indebtedness. During the nine months ended September 29, 2021 and the first nine months ended 2020, the Company’s special-purpose entities repaid $0.7 million and $5.1 million, respectively, of the Nord Loans. During the first nine months of 2021 and 2020, the Company paid approximately $5,000 and $1.7 million, respectively, for debt issuance and amendment fees.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Chapter 11 Proceedings

See Note 1, “Organization and Summary of Significant Accounting Policies—Chapter 11 Bankruptcy Emergence” and Note 2, “Emergence from the Chapter 11 Cases” of our Notes to Condensed Consolidated Financial Statements and discussion under Part I, Item 2, “Bankruptcy” of this report.

On September 30, 2021, all conditions to the occurrence of the effective date set forth in the Plan and the Confirmation Order were satisfied and the effective date (the “Effective Date”) of the Plan occurred. On October 1, 2021, the Debtors filed a Notice of Effective Date of the Plan (the “Notice of Effective Date”) with the Bankruptcy Court. Upon the Effective Date, AeroCentury has exited Chapter 11 bankruptcy and all of the ACY Common Stock outstanding held by the existing shareholders of AeroCentury on the Effective Date were reinstated on the Effective Date pursuant to the terms of the Plan.

Ordinary Course Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. To the best knowledge of management, there are no material legal proceedings pending against the Company.

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth below in this report and in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on April 15, 2021, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related to our Emergence from Chapter 11 Bankruptcy

Despite having emerged from bankruptcy on September 30, 2021, we continue to be subject to the risks and uncertainties associated with residual Chapter 11 bankruptcy proceedings.

We emerged from the Chapter 11 bankruptcy on September 30, 2021, however, we may be subject to residual risks and uncertainties associated with Chapter 11 bankruptcy proceedings. The ultimate impact of events that occurred during, or that may occur subsequent to, these Chapter 11 bankruptcy proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations going forward.

Upon our emergence from Chapter 11, the composition of our stockholder base has change significantly.

As a result of the Plan Sponsor Agreement, the concentration of our equity ownership, our future strategy and plans may differ materially from those in the past. Following our emergence from Chapter 11, the Plan Sponsors collectively held over 65% of our common stock. Therefore, the Plan Sponsors have significant control on the outcome of matters submitted to a vote of stockholders, including, but not limited to, electing directors and approving corporate transactions. As a result, our future strategy and plans may differ materially from those of the past. Circumstances may occur in which the interests of the Plan Sponsors could be in conflict with the interests of other stockholders, and the Plan Sponsors would have substantial influence to cause us to take actions that align with their interests. Should conflicts arise, there can be no assurance that the Plan Sponsors would act in the best interests of other stockholders or that any conflicts of interest would be resolved in a manner favorable to our other stockholders.

The composition of our board of directors has changed significantly.

Pursuant to the Plan and the Plan Sponsor Agreement, the composition of our board of directors changed significantly. Following our emergence from Chapter 11, our board of directors consisted of five directors, none of whom had previously served on our board of directors. The new directors have different backgrounds, experiences and perspectives from those who previously served on our board of directors and thus may have different views on the issues that will determine our future. There can be no assurance that our new board of directors will pursue, or will pursue in the same manner, our previous strategy and business plans.

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

In connection with the Plan, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon emergence from bankruptcy under Chapter 11. The projected financial information filed with the Bankruptcy Court reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions, many of which were and continue to be beyond our control and which may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will likely vary from those contemplated by the projected financial information and the variations may be material.

Because our historical consolidated financial statements are expected to reflect fresh start reporting adjustments following emergence from bankruptcy, as well as any effects of the transactions contemplated by the Plan and Plan Sponsor Agreement, financial information in our future financial statements will not be comparable to our financial information from prior periods.

Following emergence from Chapter 11, we adopted fresh start reporting in accordance with ASC 852 (Reorganizations), pursuant to which the reorganization value of the entity was assigned to the entity’s assets and liabilities in conformity with the procedures specified by ASC 805 (Business Combinations), which requires that the entity measure the identifiable assets and liabilities at their acquisition-date fair values. Adopting fresh start reporting resulted in a new reporting entity with no beginning retained earnings or deficit. In addition to the adoption of fresh start reporting, our post-emergence consolidated financial statements reflect effects of the transactions contemplated by the Plan and Plan Sponsor Agreement. Thus, our future balance sheets and results of operations may not be entirely comparable in certain respects to balance sheets and consolidated statements of operations data for periods prior to the adoption of fresh start reporting and prior to accounting for the effects of the reorganization. Our historical financial information may not be indicative of future financial information.

Risks Related to our Business

AeroCentury is a holding company, and its only material assets are cash on hand and its equity interests in its operating subsidiary, and AeroCentury’s principal source of revenue and cash flow will be distributions and certain payments from our subsidiary, JHC; at the present, JHC is limited by its Articles of Incorporation, as amended, in making distributions and in the future, JHC may be limited by law and by contract in making distributions to us.

As a holding company, our only material assets are our cash on hand and the equity interests in our operating subsidiary, JHC. As of September 30, 2021, excluding restricted cash and assets held in trust, we had approximately $8.6 million in cash and cash equivalents, which excludes $2.0 million held by our majority-owned subsidiary, JHC. For the foreseeable future, our principal source of revenue and cash flow will be investment income from our investment portfolio, if any, and distributions from our subsidiary, if any. JHC is limited by its Articles of Incorporation, as amended, from making distributions to us until it has an Initial Profitable Year. Thus, our ability to service our debt, finance acquisitions and pay dividends to our stockholders in the future is dependent on the ability of our subsidiary to generate sufficient revenues to have an Initial Profitable Year. Our subsidiary is and will be separate legal entities, and although it may be majority-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise except pursuant to the dividend and redemption rights as set forth in JHC’s Articles of Incorporation, as amended. The ability of our subsidiary to distribute cash to us will also be subject to, among other things, availability of sufficient funds and applicable state laws. Claims of creditors of our subsidiary generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiary to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business.

Future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition.

We are a holding company that holds equity interests in JHC. In the future we may acquire other businesses or make acquisitions that may involve unknown risks, some of which will be particular to the industry in which the business or acquisition targets operate. Although we intend to conduct business, financial and legal due diligence in connection with the evaluation of future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such businesses or acquisitions, especially if we are unfamiliar with the relevant industry. The realization of any unknown risks could prevent or limit us from realizing the projected benefits of the businesses or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt will be subject to the specific risks applicable to any business or company we acquire.

Our board of directors may change our business plan and strategy without stockholder approval, which could alter the nature of your investment.

Our board of directors is developing and reviewing its business plan and strategy for the Company and determining what is in the best interest of our stockholders. This business plan and strategy may change over time. The methods of implementing our business plan and strategy may vary, as trends emerge and opportunities develop. Our business plan and strategy, the methods for its implementation, and our other objectives, may be altered by our board of directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent.

Our business depends on the continuing efforts of our management. If it loses their services, our business may be severely disrupted.

Our business operations depend on the efforts of our new management, particularly the executive officers named in this document. If one or more of our management were unable or unwilling to continue their employment with us, it might not be able to replace them in a timely manner, or at all. We may incur additional expenses to recruit and retain qualified replacements. Our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected. In addition, our management may join a competitor or form a competing company. As a result, our business may be negatively affected due to the loss of one or more members of our management.

Failure to maintain an effective internal control over financial reporting may cause our investors to lose confidence in our financial and other reports.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that the combined company file annual reports with respect to our business and financial condition. Section 404 of the Sarbanes-Oxley Act requires, among other things, that we include a report of our management on our internal control over financial reporting. We are also required to include certifications of our management regarding the effectiveness of our disclosure controls and procedures. If we cannot effectively maintain our controls and procedures, we could suffer material misstatements in our financial statements and other information it reports which would likely cause investors to lose confidence. This lack of confidence could lead to a decline in the trading price of our common stock.

Risk Related to our common stock

The trading prices of our common stock could be volatile, which could result in substantial losses to our stockholders and investors.

The trading prices of our common stock could be volatile and could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors, like the performance and fluctuation in the market prices or the underperformance or deteriorating financial results of other similarly situated companies that have listed their securities in the U.S. in recent years. The securities of some of these companies have experienced significant volatility including, in some cases, substantial price declines in the trading prices of their securities. In addition, securities markets may from time to time experience significant price and volume fluctuations that are not related to our operating performance, such as the large decline in share prices in the United States and other jurisdictions.

In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for factors specific to our own operations including the following:

●	variations in our revenues, earnings and cash flow;

●	announcements of new product and service offerings, investments, acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

●	changes in the performance or market valuation of our company or our competitors;

●	changes in financial estimates by securities analysts;

●	changes in the number of our users and customers;

●	fluctuations in our operating metrics;

●	failures on our part to realize monetization opportunities as expected;

●	additions or departures of our key management and personnel;

●	detrimental negative publicity about us, our competitors or our industry;

●	market conditions or regulatory developments affecting us or our industry; and

●	potential litigations or regulatory investigations.

Any of these factors may result in large and sudden changes in the trading volume and the price at which our common stock will trade. In the past, stockholders of a public company often brought securities class action suits against the listed company following periods of instability in the market price of that company’s securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations, which could harm our results of operations and require us to incur significant expenses to defend the suit. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions, and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,001 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	make a special written suitability determination for the purchaser;

●	receive the purchaser’s written agreement to the transaction prior to sale;

●	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

●	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our common stock may be depressed, and you may find it more difficult to sell our common stock.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require us to have such system audited by an independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

An active trading market for our common stock may not develop, and you may not be able to easily sell your common stock.

An active trading market for shares of our common stock following our anticipated emergence from bankruptcy may never develop or be sustained. If an active trading market does not develop, you may have difficulty selling your shares of common stock or at all. An inactive market may also impair our ability to raise capital by selling our common stock, and it may impair our ability to attract and motivate our employees through equity incentive awards and our ability to acquire other companies by using our common stock as consideration.

If we do not continue to satisfy the NYSE American continued listing requirements, our common stock could be delisted.

The listing of our common stock on NYSE American is contingent on our compliance with the NYSE American’s conditions for continued listing.

On September 11, 2020, we received a deficiency letter from NYSE American notifying us of our non-compliance with NYSE American’s stockholders’ equity listing standards as set forth in Section 1003(a)(i) - (iii) of the NYSE American Company Guide. Subsequently, we submitted a plan to the NYSE American to bring us into compliance with such listing standards within 18 months of receipt of the deficiency letter. On November 25, 2020, we received a letter from the NYSE American notifying us its acceptance of our plan and our continuing listing pursuant to an extension with a target completion date of March 11, 2022.

Should the NYSE American not accept our plan or if in the future, should we fail to meet the NYSE American’s continuing listing requirements, we may be subject to delisting by the NYSE American. In the event our common stock is no longer listed for trading on the NYSE American, our trading volume and share price may decrease and we may experience difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from the NYSE American could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees. Finally, delisting could make it harder for us to raise capital and sell securities.

Sales of a significant number of our common stock in the public market, or the perception that such sales could occur, could depress the market price of our common stock.

In connection with a private placement of 2,870,927 shares of common stock that closed on September 30, 2021, we intend to file a registration statement allowing the holders thereof to resell the common stock. The sales of those shares of common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2021, we entered into and consummated the transactions contemplated by a Securities Purchase Agreement with nine investors pursuant to which we issued and sold 2,870,927 shares of common stock, par value $0.001 per share at $3.85 for each share of common stock, for an aggregate purchase price of approximately $11,053,069. The shares of common stock were issued in a private placement pursuant to the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of AeroCentury Corp. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on October 1, 2021
3.2	Second Amended and Restated Bylaws of AeroCentury Corp. Incorporated by reference to Exhibit 3.2 on Form 8-K filed with the SEC on October 1, 2021.
10.1	Plan Sponsor Agreement, dated as of August 16, 2021, by and among AeroCentury Corp., JetFleet Holding Corp., and JetFleet Management Corp. and Yucheng Hu, Hao Yang, Jing Li, Yeh Ching, Yu Wang, TongTong Ma, Qiang Zhang, Yanhua Li, and Yiyi Huang. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on October 1, 2021.
10.2	Securities Purchase Agreement, dated as of September 30, 2021, by and among AeroCentury Corp, the Plan Sponsor, and Yucheng Hu, in the capacity as the representative for the Plan Sponsor. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on October 1, 2021.
10.3	Series A Preferred Stock Purchase Agreement, dated as of September 30, 2021, by and between JetFleet Holding Corp. and AeroCentury Corp. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on October 1, 2021.
10.4	Form of Independent Director Agreement. Incorporated by reference to Exhibit 10.4 on Form 8-K filed with the SEC on October 1, 2021.
10.5#	Form of Employment Agreement. Incorporated by reference to Exhibit 3.2 on Form 8-K filed with the SEC on October 1, 2021.
10.6#	Employment Agreement by and between AeroCentury Corp and Florence Ng, dated as of October 1, 2021. Incorporated by reference to Exhibit 3.2 on Form 8-K filed with the SEC on October 1, 2021.
10.7#	Amendment to Employment Agreement by and between AeroCentury Corp. and Florence Ng, dated as of November 1, 2021. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 4, 2021.
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act
99.1	Notice of Effective Date of the Plan, dated October 1, 2021. Incorporated by reference to Exhibit 99.1 on Form 8-K filed with the SEC on October 1, 2021.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AeroCentury Corp.

Date: November 19, 2021	By:	/s/ Yucheng Hu
Yucheng Hu
Chief Executive Officer