Form 10-K
period 2021-12-31
Mega Matrix Corp.
filed 2022-03-30
CIK 1036848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-13387

Mega Matrix Corp.

(formerly known as AeroCentury Corp.)

(Exact name of Registrant as Specified in Its Charter)

Delaware	94-3263974
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3000 El Camino Real,

Bldg. 4, Suite 200, Palo Alto, CA 94306

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (650) 340-1888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MTMT	NYSE American Exchange

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second  fiscal quarter (based upon the closing sale price of the registrant’s common stock as of such date, as reported by the NYSE American Exchange) was $ 13,217,260 . Shares of common stock held by the registrant’s officers and directors and beneficial owners of 10% or more of the outstanding shares of the registrant’s common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates of the registrant; however, the treatment of these persons as affiliates of the registrant for purposes of this calculation is not, and shall not be considered, a determination as to whether any such person is an affiliate of the registrant for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 15, 2022 was 22,084,055.

NOTE

Effective March 25, 2022, we changed our name from Aerocentury Corp. to Mega Matrix Corp. to better reflect our expansion into Metaverse and the GameFi businesses. All references in this Annual Report on Form 10-K and in the exhibits to this Annual Report on Form 10-K, unless the context indicates otherwise, to “AeroCentury” refers to AeroCentury Corp. and the “Company,” “we,” “us,” and “our” refers to AeroCentury together with its consolidated subsidiaries prior to March 25, 2022, and renamed “Mega Matrix Corp.” commencing on March 25, 2022, and, except where expressly noted otherwise or the context otherwise requires, its consolidated subsidiaries.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statement in this report other than statements of historical fact may be a forward-looking statement for purposes of these provisions, including any statements of the Company’s plans and objectives for future operations, the Company’s future financial condition or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “projected,” “intends,” “believes,” or “continue,” or the negative thereof, or other comparable terminology, are forward-looking statements.

Forward-looking statements in this report include statements about the following matters, although this list is not exhaustive:

●	the ongoing development of the GameFi industry and the ability of the Company and its subsidiary to continue development of such games;

●	the ability of the Company to continue compliance with the development of applicable regulatory regulations in connection with blockchain, digital asset and the GameFi industry;

●	the impact of certain industry trends on the Company and its performance;

●	the ability of the Company and its customers to comply with applicable government and regulatory requirements in the numerous jurisdictions in which the Company and its customers operate;

●	the Company’s cyber vulnerabilities and the anticipated effects on the Company if a cybersecurity threat or incident were to materialize;

●	general economic, market, political and regulatory conditions, including anticipated changes in these conditions and the impact of such changes on customer demand and other facets of the Company’s business; and

●	the impact of any of the foregoing on the prevailing market price and trading volume of the Company’s common stock.

All of the Company’s forward-looking statements involve risks and uncertainties that could cause the Company’s actual results to differ materially from those projected or assumed by such forward-looking statements. Among others, the factors that could cause such differences include: the ability to develop a new business in the GameFi industry; acceptance by players of the Company’s games utilizing a “Play-to-Earn” model; the ongoing effects on the airline industry and global economy of the COVID-19 pandemic or any other public health emergencies; the impact on the industry from a terrorist attack involving air travel; the ability of the Company to raise debt or equity financing when needed on acceptable terms and in desired amounts, or at all; any noncompliance by the Company’s lessees with respect to their obligations under their respective leases, including payment obligations; any economic downturn or other financial crisis; any inability to compete effectively with the Company’s better capitalized competitors; limited trading volume in the Company’s stock. In addition, the Company operates in a competitive and evolving industry in which new risks emerge from time to time, and it is not possible for the Company to predict all of the risks it may face, nor can it assess the impact of all factors on its business or the extent to which any factor or combination of factors could cause actual results to differ from expectations. As a result of these and other potential risks and uncertainties, the Company’s forward-looking statements should not be relied on or viewed as predictions of future events.

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

i

PART I

Item 1.  Business.

Business of the Company

Through our emergence from bankruptcy on September 30, 2021, and new investors and management, we are a holding company located in Palo Alto, California, with two subsidiaries: Mega Metaverse Corp., a California corporation (“Mega”) and JetFleet Holding Corp., a California corporation (“JHC”). On January 1, 2022, JetFleet Management Corp. (“JMC”), a wholly-owned subsidiary of JHC, was merged with and into JHC, with JHC being the surviving entity. As part of the merger, JHC changed its name to JetFleet Management Corp. We intend to focus on the emerging GameFi sector through Mega which was recently formed in October 2021. To a lesser extent, we will also continue to focus on third-party management service contracts for aircraft operations through our majority owned subsidiary JHC, which was part of our legacy business.

Through Mega, we intend to focus on the GameFi sector through our first NFT (non-fungible token) game “Mano,” which was released on March 25, 2022. Mano is a competitive idle role-playing game (RPG) deploying the concept of GameFi in the innovative combination of NFTs and DeFi (decentralized finance) based on blockchain technology, with a “Play-to-Earn” business model in which players may earn financial rewards while they play in Mega’s metaverse universe “alSpace.”

Our mission is to enable users to play and earn financial rewards in the metaverse through GameFi. While our proposed future games will be supported in our alSpace universe, Mega’s key plans going forward include: (i) NFT games with Mano as our first game, as well as other games to launch; and (ii) a marketplace where players and users can place their in-game NFT to sell or to trade for other digital assets. Mega’s proposed revenue model includes: (a) service fees for in-game NFT upgrade and new NFT creation, and (b) profit share for NFT sold or traded at alSpace marketplace. Mega will conduct all of its operations from our Palo Alto office in California, United States.

In addition, through our 74.83% ownership in JHC as of December 31, 2021, we will continue to focus on third-party management service contracts for aircraft operations. We believe that as passive investor interest in aircraft assets has increased, there has been increasing demand from aircraft investors for professional third-party aircraft leasing and portfolio management. We intend to take advantage of our reputation, experience and expertise in this aircraft management area. JHC conducts all of its operations from its office located at 1818 Gilbreth Rd., Suite 243, Burlingame, California, United States.

We were also engaged in the business of investing in used regional aircraft equipment and leasing the equipment to foreign and domestic regional air carriers. Previously, we also provided leasing and finance services to regional airlines worldwide. In addition to leasing activities, we also sold aircraft from our operating lease portfolio to third parties. During 2019, we were in default of a credit facility with one of our lenders due to the failure of our largest customer, a European regional carrier. During 2020, the COVID-19 pandemic further impeded our ability to regain compliance with this lender and, in addition, led to significant cash flow issues for many of our customers who were unable to timely meet their obligations under their lease obligations. As a result of lessors being unable to pay their lease payment, this, in turn, adversely affect our ability to make payment under our debt obligation leading us to seek bankruptcy protection on March 29, 2021. We no longer own any aircraft, but JHC holds a finance lease receivable that is secured by an aircraft.

Bankruptcy

We and our subsidiaries, JHC and JMC, (collectively “Debtors”), filed on March 29, 2021 a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The filing was made in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) Case No. 21-10636 (the “Chapter 11 Case”). We also filed motions with the Bankruptcy Court seeking authorization to continue to operate our business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On August 16, 2021, in the Bankruptcy Court, the Debtors filed unexecuted drafts of its Plan Sponsor Agreement to be entered into between us, Yucheng Hu, TongTong Ma, Qiang Zhang, Yanhua Li, Yiyi Huang, Hao Yang, Jing Li, Yeh Ching and Yu Wang, and identifying such individuals, collectively, as “Plan Sponsors” (the “Plan Sponsor Agreement”), and related agreements and documents required thereunder (collectively, with the Plan Sponsor Agreement, the “Plan Sponsor Documents”). The Plan Sponsor Documents were intended to cover the transactions contemplated by an investment term sheet entered into with Yucheng Hu and are part of the Debtors’ plan of reorganization as reflected in the Combined Disclosure Statement and Plan filed with the Bankruptcy Court as amended and supplemented from time to time (the “Plan”). On August 31, 2021, the Bankruptcy Court entered an order, Docket No. 0296 (the “Confirmation Order”), confirming the Plan as set forth in the Combined Plan Statement and Plan Supplement.

On September 30, 2021 and pursuant to the Plan Sponsor Agreement, we entered into and consummated the transactions contemplated by a Securities Purchase Agreement with the Plan Sponsor, and Yucheng Hu, in the capacity as the representative for the Plan Sponsor thereunder, pursuant to which we issued and sold, and the Plan Sponsor purchased, 2,870,927 (14,354,635 post-split) shares of our common stock at $3.85 for each share of common stock for an aggregate purchase price of approximately $11,053,069.

Also on September 30, 2021 and pursuant to the Plan Sponsor Agreement, we entered into and consummated the transactions contemplated by a Series A Preferred Stock Purchase Agreement (the “JHC Series A Agreement”) with JHC, pursuant to which JHC issued and sold, and we purchased, 104,082 shares of Series A Preferred Stock, no par value, at $19.2156 per share of JHC Series A Preferred Stock, for an aggregate purchase price of $2 million.

The JHC Series A Preferred Stock is non-convertible, non-transferable, and has the following rights:

Divided Rights. The JHC Series A Preferred Stock, in preference to the Common Stock of JHC (“JHC Common Stock”), shall be entitled to receive quarterly dividends at a rate of 7.50% (the “Dividend Rate”) of the Series A Original Issue Price per annum per share of JHC Series A Preferred Stock commencing in the first fiscal quarter following the first fiscal year for which JHC reports a positive Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) for the preceding 12 month period (the “Initial Profitable Year”).

Liquidation Preference. In the event of a liquidation event, the holders of JHC Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of the proceeds of such liquidation event (the “Proceeds”) to the holders of the other series of preferred stock or the JHC Common Stock, an amount per share equal to the Series A Original Issue Price, plus declared but unpaid dividends on such share. The JHC Series A Preferred Stock has the following features:

Redemption. JHC shall have the right to ratably redeem, in whole or in parts, any shares of JHC Series A Preferred Stock at the Redemption Price (as defined below) upon fifteen (15) days prior written notice to the holders of JHC Series A Preferred Stock. In addition, at any time following seven (7) years after the date that JHC first issues any shares of JHC Series A Preferred Stock, and within thirty (30) days upon a written request from the holders of a majority of the outstanding shares of JHC Series A Preferred Stock, all outstanding shares of JHC Series A Preferred Stock shall be redeemed (the date of such redemption, the “Redemption Date”) by JHC by the payment from any source of funds legally available at the Redemption Price (defined below). The redemption price per share of Series A Preferred Stock (“Redemption Price”) shall be equal to:

(i) if redeemed prior to an Initial Profitable Year: (A) the Series A Original Issue Price, plus (B) any declared but unpaid dividends, plus (C) an amount per quarter equal to the Series A Original Issue Price multiplied by the Dividend Rate and divided by four for any full quarterly period for which dividends were not declared that falls within the period beginning on the date such share was issued by JHC and ending on the Redemption Date; or

(ii) if redeemed after an Initial Profitable Year: (A) the Series A Original Issue Price, plus (B) any declared but unpaid dividends, plus (C) an amount per quarter equal to the Series A Original Issue Price multiplied by the Dividend Rate and divided by four for any full quarterly period after the Initial Profitable Year for which dividends were not declared that falls within the period beginning on the date such shares was issued by JHC and ending on the Redemption Date.

In addition, each share of JHC Series A Preferred Stock shall be entitled to one (1) vote on any matter that is submitted to a vote or for the consent of the shareholders of JHC. The JHC Series A Preferred Stock provides the Company with 74.83% voting control over JHC immediately following its issuance.

On March 18, 2022, we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, amending Article I and changing our name from AeroCentury Corp. to Mega Matrix Corp., with an effective date of March 25, 2022 (the “Name Change”). In connection with the Name Change, we changed our ticker symbol from “ACY” to “MTMT” on the NYSE American, which became effective on March 28, 2022.

Change In Control

As a condition to the closing of the Securities Purchase Agreement and effective as of September 30, 2021, Michael G. Magnusson resigned as President and Chief Executive Officer; Harold M. Lyons resigned as Chief Financial Officer, Treasurer, Senior Vice President, Finance and Secretary; and Michael G. Magnusson, Toni M. Perazzo, Roy E. Hahn, Evan M. Wallach and David P. Wilson resigned as directors of the Company effective October 1, 2021.

Effective as of October 1, 2021, Yucheng Hu, Florence Ng, Jianan Jiang, Qin Yao and Siyuan Zhu (the “Incoming Directors”) were appointed to serve as members on our Board of Directors. The Incoming Directors were designated by the Plan Sponsor pursuant to the Plan Sponsor Agreement to hold office until our next annual meeting. The Board of Directors also appointed Mr. Hu to serve as Chairman, President and Chief Executive Officer; Ms. Ng to serve as Vice President of Operations; and Qin (Carol) Wang to serve as its Chief Financial Officer, Secretary and Treasurer the Company.

Government Regulation

Related to our GameFi Business

Government regulation of blockchain and digital assets is being actively considered by the United States federal government via a number of agencies and regulatory bodies, as well as similar entities in other countries. State government regulations also may apply to our activities and other activities in which we participate or may participate in the future. Other regulatory bodies are governmental or semi-governmental and have shown an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business.

Digital assets are assets issued and transferred using distributed ledger or blockchain technology. They are often referred to as crypto assets, cryptocurrency, or digital tokens, among other terminology. Digital assets can be securities, currencies, properties, or commodities, and depending on their characteristics, participants of digital assets must adhere to applicable laws and regulations. For example, the SEC treats some digital assets as “securities,” the Commodity Futures Trading Commission (CFTC) treats some digital assets as “commodities,” and the Internal Revenue Service treats some digital assets as “property.” State regulators oversee digital assets through state money transfer laws, and the Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) monitors digital assets for anti-money laundering purposes.

Businesses that are engaged in the transmission and custody of digital assets that is not a security (“non-security digital assets”) such as Bitcoin, including brokers and custodians, can be subject to U.S. Treasury Department regulations as money services businesses as well as state money transmitter licensing requirements. Non-security digital assets are subject to anti-fraud regulations under federal and state commodity laws, and digital asset derivative instruments are substantively regulated by the U.S. Commodity Futures Trading Commission. Certain jurisdictions, including, among others, New York and a number of countries outside the United States, have developed regulatory requirements specifically for digital assets and companies that transact in them.

In addition, since transactions in non-security digital assets such as Bitcoin provide a reasonable degree of pseudo anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse (even if untrue), could lead to greater regulatory oversight of non-security digital asset platforms, and there is the possibility that law enforcement agencies could close such platforms or other related infrastructure with little or no notice and prevent users from accessing or retrieving non-security digital assets via such platforms or infrastructure. For example, in her January 2021 nomination hearing before the Senate Finance Committee, Treasury Secretary Janet Yellen noted that cryptocurrencies have the potential to improve the efficiency of the financial system but that they can be used to finance terrorism, facilitate money laundering, and support malign activities that threaten U.S. national security interests and the integrity of the U.S. and international financial systems. Accordingly, Secretary Yellen expressed her view that federal regulators needed to look closely at how to encourage the use of cryptocurrencies for legitimate activities while curtailing their use for malign and illegal activities. Furthermore, in December 2020, FinCEN proposed a new set of rules for cryptocurrency-based exchanges aimed at reducing the use of cryptocurrencies for money laundering. These proposed rules would require filing reports with FinCEN regarding cryptocurrency transactions in excess of $10,000 and also impose record-keeping requirements for cryptocurrency transactions in excess of $3,000 involving users who manage their own private keys. In January 2021, the Biden Administration issued a memorandum freezing federal rulemaking, including these proposed FinCEN rules, to provide additional time for the Biden Administration to review the rulemaking that had been proposed by the Trump Administration. As a result, it remains unclear whether these proposed rules will take effect.

Digital assets that meet the definition of a “security” under the federal securities laws (“digital assets security”) are regulated by federal securities regulations such as the Securities Act of 1933, the Securities Exchange Act of 1934, the Investment Company Act of 1940, and the Investment Advisers act of 1940.

In addition, businesses that provides a trading platform or exchanges for digital assets that are deemed securities may be required to register with the SEC as a national securities exchange unless an exemption is available. However, if such platform offers trading in digital assets that are not securities, it may have to register as a money-transmission service (MTS) instead of a SEC-regulated national securities exchange. MTSs are money transfer or payment operations that are mainly subject to state regulations, rather than federal regulations but may have to register with FinCEN and face certain reporting requirements.

Currently the SEC has not provided interpretive guidance on whether a NFT is a security or not. Currently the definition of “security” under the Securities Act does not explicitly include digital assets or NFTs; however, in enforcement actions the SEC has argued offerings of digital assets are investment contracts under the definition of “securities.” If an NFT is deemed a security, then it would be subject to SEC rules and regulations, and the platform facilitating the sale and resale of the NFT may have to register with the SEC as a national securities exchange unless an exemption is available.

Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws, further regulation by the SEC and other agencies, which may affect Gamefi business and other activities. For instance, various bills have also been proposed in Congress related to our business that may be adopted and have an impact on us. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors” herein.

Related to our Aircraft Management Service

JHC is subject to compliance with federal, state and local government regulations. As a company engaged in international trade, these regulations include the Foreign Corrupt Practices Act, and various export control, money laundering, and anti-terrorism laws and regulations promulgated by the U.S. Department of Commerce and the Department of Treasury.

Intellectual Property

The protection of our technology and intellectual property is an important aspect of our business. We currently rely upon a combination of trademarks, trade secrets, copyrights, nondisclosure contractual commitments, and other legal rights to establish and protect our intellectual property.

As of December 31, 2021, we held one (1) registered trademark and four (4) pending trademark applications in the United States. We will evaluate our development efforts to assess the existence and patentability of new intellectual property. To the extent that it is feasible, we will file new patent applications with respect to our technology and trademark applications with respect to our brands.

Additional Information

We are a Delaware corporation incorporated in 1997. Our headquarters are located at 3000 El Camino Real, Bldg. 4, Suite 200, Palo Alto, CA. Our main telephone number is (650) 340-1888. Our website is located at: http://www.mtmtgroup.com.

Item 1A. Risk Factors.

An investment in our common stock involves risks. Prior to making a decision about investing in our common stock, you should consider carefully the risks together with all of the other information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in our subsequent filings with the SEC. Each of the referenced risks and uncertainties could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our securities. Additional risks not known to us or that we believe are immaterial may also adversely affect our business, operating results and financial condition and the value of an investment in our securities.

Risks Related to our Business

The GameFi industry is new and developing and there is no assurance that our games currently under development will be accepted by players.

The development of the GameFi industry is new and continues to rapidly evolve. We intend to develop games with a “Play-to-Earn” model that allows players to earn financial rewards through NFT while they play in Mega’s metaverse universe “alSpace”. Our first NFT game was released on March 25, 2022. However, no assurance can be made that Mano will generate enough interest in order for players to use, trade, and sell their Mano NFTs.

The creation of NFTs for our games is dependent on our ability to develop an acceptable blockchain.

Our ability to create NFTs that can be minted, accepted and transferred is dependent on our ability to develop or engage a third party to develop an accepted and secured blockchain. Failure to develop or engage a third party to develop a secured and reliable blockchain, will adversely affect our ability to create a marketplace where players and users trade and sell their NFTs.

Our alSpace universe is still currently under development and no assurance can be given that our alSpace platform will be accepted by others or generate sufficient interest.

Our alSpace metaverse platform is still currently being developed and undergoing upgrades. It is our intent that the alSpace universe will (i) support our NFT games to launch; (ii) provide an engine and studio where creators can create their own game and use alSpace; and (iii) create a marketplace where players and users place their in-game NFT other NFT to sell and trade. Failure to develop a robust alSpace metaverse universe will adversely affect our business objectives.

Our business will be intensely competitive. We may not deliver successful and engaging games, or players and consumers may prefer our competitors’ products over our own.

Although the development of the GameFi industry is new, we anticipate that competition in our business will be intense. Many new products will be introduced, but we anticipate that only a relatively small number of products will drive significant engagement and account for a significant portion of total revenue. It is anticipated that our competitors will range from mature well-funded companies to emerging start-ups. If we do not develop consistent high-quality, well-received and engaging products that are of interest to players, the lack of interest will adversely affect our business objectives.

There can be no assurance that the market for NFTs will be developed and/or sustained, which may materially adversely affect the value of NFTs.

The market for digital assets, including, without limitation, NFTs, whether related to in-game assets or otherwise, is still nascent.  Accordingly, the market for NFTs may not develop, or if a market does develop, such value be maintained. If a market does not develop for the NFTs, it may be difficult or impossible for us to maintain a marketplace where players and users can trade and eventually sell their NFTs. Failure to develop a marketplace for our NFTs will adversely affect our business objectives.

Our business will suffer to some extent if we are unable to continue to develop successful games for alSpace, successfully monetize alSpace games, or successfully forecast alSpace launches and/or monetization.

Our business depends in part on developing and publishing alSpace games including Mano for live online players for earning NFTs, and that such consumers will download and spend time playing. We have devoted and we expect to continue to devote substantial resources to development, analytics and marketing of our alSpace games, however we cannot guarantee that we will continue to develop games that appeal to players. The success of our games depend, in part, on unpredictable and volatile factors beyond our control including consumer preferences, competing games, new metaverse platforms and the availability of other entertainment experiences. If our games are not launched on time or do not meet consumer expectations, or if they are not brought to market in a timely and effective manner, our ability to grow revenue and our financial performance will be negatively affected.

In addition to the market factors noted above, our ability to successfully develop games for alSpace and our ability to achieve commercial success will depend on our ability to:

●	effectively market the alSpace games to existing gamers and new gamers without excess costs;

●	effectively monetize the games;

●	adapt to changing player preferences;

●	expand and enhance the alSpace games after their initial releases;

●	attract, retain and motivate talented game designers, product managers and engineers who have experience developing games for metaverse platforms;

●	minimize launch delays and cost overruns on the development of our alSpace games;

●	maintain quality alSpace game experience;

●	compete successfully against a large and growing number of existing market participants;

●	minimize and quickly resolve bugs or outages; and

●	acquire and successfully integrate high quality metaverse assets, personnel or companies.

These and other uncertainties make it difficult to know whether we will succeed in continuing to develop successful alSpace games and launch these games in accordance with our financial plan. If we do not succeed in doing so, our business model for this particular part will suffer.

We have a relatively new history in developing and launching metaverse games. As a result, we may have difficulty predicting the development schedule of our new games and forecasting bookings for a game. If launches are delayed and we are unable to monetize the alSpace game in the manner that we forecast, our ability to grow revenue and our financial performance will be negatively impacted.

One primary strategy to grow our business is to develop NFTs and games for alSpace. If we are not able to attract players to our GameFi platform, our financial position and operating results may suffer.

The technology underlying blockchain technology is subject to a number of industry-wide challenges and risks relating to consumer acceptance of blockchain technology. The slowing or stopping of the development or acceptance of blockchain networks and blockchain assets would have a material adverse effect on the successful adoption of the NFTs.

The growth of the blockchain industry is subject to a high degree of uncertainty regarding consumer adoption and long-term development. The factors affecting the further development of the blockchain and NFT industry include, without limitation:

●	worldwide growth in the adoption and use of NFTs and other blockchain technologies;

●	government and quasi-government regulation of NFTs and their use, or restrictions on or regulation of access to and operation of blockchain networks or similar systems;

●	the maintenance and development of the open-source software protocol of blockchain networks;

●	changes in consumer demographics and public tastes and preferences;

●	the availability and popularity of other forms or methods of buying and selling goods and services, or trading assets, including new means of using government-backed currencies or existing networks;

●	the extent to which current interest in NFTs represents a speculative “bubble”;

●	general economic conditions in the United States and the world;

●	the regulatory environment relating to NFTs and blockchains; and

●	a decline in the popularity or acceptance of NFTs or other digital assets.

The NFT industry as a whole has been characterized by rapid changes and innovations and is constantly evolving. Although it has experienced significant growth in recent years, the slowing or stopping of the development, general acceptance and adoption and usage of blockchain networks and blockchain assets may deter or delay the acceptance and adoption of NFTs.

The slowing or stopping of the development, general acceptance and adoption and usage of blockchain networks or blockchain assets may adversely impact the value of NFTs. The value of specific NFTs relies on the development, general acceptance and adoption and usage of the applicable blockchain network which depends on ability to readily access the applicable network.

The prices of digital assets are extremely volatile, and such volatility may have a material adverse effect on the value of alSpace NFTs.

Decreases in the price of even a single other digital asset may cause volatility in the entire digital asset industry and may affect the value of other digital assets, including any alSpace NFTs.  For example, a security breach or any other incident or set of circumstances that affects purchaser or user confidence in a well-known digital asset may affect the industry as a whole and may also cause the price of other digital assets, including NFTs, to fluctuate.

The value of in-game asset NFTs relies in part on the development, general acceptance and adoption and usage of blockchain assets, rather than solely on the in-game asset itself.

In-game asset NFTs are a means to establish proof of ownership of in-game assets through cryptographic key pairs, the public key of the creator(s) who created the in-game asset and the private key of the holder representing a verified instance (whether unique or part of a series) of that in-game asset.  The purchase of an in-game asset NFT gives the holder the right to hold, transfer and/or sell the NFT. The NFT does not itself include any physical manifestation of the in-game asset. The value of in-game asset NFTs is derived from the cryptographic record of ownership, rather than solely on the in-game asset itself (alBots and other in-game items); an in-game asset originated as an NFT (i.e., the actual file or files constituting the in-game asset of which ownership is represented by an NFT) may have no value absent the NFT, depending on what other rights were conveyed with the NFT, for example a copyright interest that could be transferred separate from the NFT. Thus, the value of the in-game asset NFT relies in part on the continued development, acceptance, adoption and usage of the applicable blockchain.

Expansion of our operations into new products, services and technologies, including content categories, is inherently risky and may subject us to additional business, legal, financial and competitive risks.

Historically, our operations have been focused on third-party management service contracts for aircraft operations. Further expansion of our operations and our marketplace into additional products and services, such as NFTs involves numerous risks and challenges, including potential new competition, increased capital requirements and increased marketing spent to achieve customer awareness of these new products and services. Growth into additional content, product and service areas may require changes to our existing business model and cost structure and modifications to our infrastructure and may expose us to new regulatory and legal risks, any of which may require expertise in areas in which we have little or no experience. There is no guarantee that we will be able to generate sufficient revenue from sales of such products and services to offset the costs of developing, acquiring, managing and monetizing such products and services and our business may be adversely affected.

If we cannot continue to innovate technologically or develop, market and sell new products and services, or enhance existing technology and products and services to meet customer requirements, our ability to grow our revenue could be impaired.

Our growth largely depends on our ability to innovate and add value to our existing creative platform and to provide our customers and contributors with a scalable, high-performing technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features. For example, NFTs require additional capital and resources. Without improvements to our technology and infrastructure, our operations might suffer from unanticipated system disruptions, slow performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We are currently making, and plan to continue making, significant investments to maintain and enhance the technology and infrastructure and to evolve our information processes and computer systems in order to run our business more efficiently and remain competitive. We may not achieve the anticipated benefits, significant growth or increased market share from these investments for several years, if at all. If we are unable to manage our investments successfully or in a cost-efficient manner, our business and results of operations may be adversely affected.

The value of NFT is uncertain and may subject us to unforeseeable risks.

We create and support NFTs. NFTs are unique, one-of-a-kind digital assets made possible by certain digital asset network protocols. Because of their non-fungible nature, NFTs introduce digital scarcity and have become popular as online “collectibles,” similar to physical rare collectible items, such as trading cards or art. Like real world collectibles, the value of NFTs may be prone to “boom and bust” cycles as popularity increases and subsequently subsides. If any of these bust cycles were to occur, it could adversely affect the value of certain of our future strategies. In addition, because NFTs generally rely on the same types of underlying technologies as digital assets, most risks applicable to digital assets are also applicable to NFTs and hence our creation of NFTs will be subject to general digital assets risks as described elsewhere in these risk factors.

A particular digital asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and depending upon the activities undertaken by our customers utilizing our products and services, we and our customers may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

The SEC and its staff have taken the position that certain digital assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given digital asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. With respect to various digital assets, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular asset could be deemed a “security” under applicable laws.

The classification of a digital asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale and trading of such assets. For example, a digital asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade digital assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system, or ATS, in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.

If the SEC, foreign regulatory authority, or a court were to determine that a supported digital asset offered, sold, or traded by one of our customers on a platform provided by us is a security, our customer would not be able to offer such asset for trading until it was able to do so in a compliant manner, which would require significant expenditures by the customer. In addition, we or our customer could be subject to judicial or administrative sanctions for failing to offer or sell the digital asset in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, disgorgement, criminal liability, and reputational harm which could negatively impact our business, operating results, and financial condition.

Risks Related to our Company

Our filing of bankruptcy may adversely affect our business and relationships.

On August 31, 2021, the Bankruptcy Court entered its Findings of Fact, Conclusions of Law and Order Approving and Confirming the Combined Disclosure Statement and Joint Chapter 11 Plan of AeroCentury Corp., and its Affiliated Debtors. The Effective Date of the Plan occurred on September 30, 2021. Each condition precedent to consummation of the Plan has been satisfied and/or waived.

As a result of our bankruptcy filing:

●	suppliers, vendors or other contract counterparties may require additional financial assurances or enhanced performance from us;

●	our ability to compete for new business may be adversely affected;

●	our ability to attract, motivate and retain key executives and employees may be adversely affected;

●	our employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and

●	we may have difficulty obtaining the capital we need to operate and grow our business.

The occurrence of one or more of these events could have a material adverse effect on our business, financial condition, results of operations and reputation.

Upon our emergence from Chapter 11, the composition of our stockholder base has changed significantly.

As a result of the concentration of our equity ownership, our future strategy and plans may differ materially from those in the past. Upon our emergence from Chapter 11, the Plan Sponsors collectively held approximately 65.0% of our common stock, while holders of our legacy equity interests held approximately 35.0% of our common stock. Therefore, the Plan Sponsors have significant control on the outcome of matters submitted to a vote of stockholders, including, but not limited to, electing directors and approving corporate transactions. As a result, our future strategy and plans may differ materially from those of the past. Circumstances may occur in which the interests of the Plan Sponsors could be in conflict with the interests of other stockholders, and the Plan Sponsors would have substantial influence to cause us to take actions that align with their interests. Should conflicts arise, there can be no assurance that the Plan Sponsors would act in the best interests of other stockholders or that any conflicts of interest would be resolved in a manner favorable to our other stockholders.

The composition of our board of directors has changed significantly.

Pursuant to the Plan, the composition of our board of directors changed significantly. Upon our emergence from Chapter 11, our board of directors consisted of five directors, none of whom had previously served on our board of directors. The new directors have different backgrounds, experiences and perspectives from those who previously served on our board of directors and thus may have different views on the issues that will determine our future. There can be no assurance that our new board of directors will pursue, or will pursue in the same manner, our previous strategy and business plans.

Certain information contained in our historical financial statements are not comparable to the information contained in our financial statements after the adoption of fresh start accounting.

Upon our emergence from Chapter 11, we adopted fresh start accounting in accordance with ASC Topic 852 and became a new entity for financial reporting purposes. As a result, we revalued our assets and liabilities based on our estimate of our enterprise value and the fair value of each of our assets and liabilities. These estimates, projections and enterprise valuation were prepared solely for the purpose of the bankruptcy proceedings and should not be relied upon by investors for any other purpose. At the time they were prepared, the determination of these values reflected numerous estimates and assumptions, and the fair values recorded based on these estimates may not be fully realized in periods subsequent to our emergence from Chapter 11.

The consolidated financial statements after our emergence from bankruptcy will not be comparable to the consolidated financial statements on or before that date. This will make it difficult for stockholders to assess our performance in relation to prior periods.

We have a limited operating history in our post-bankruptcy new focus business, so there is a limited track record on which to judge our business prospects and management.

We have limited operating history in GameFi, NFT and metaverse upon which to base an evaluation of our business and prospects. You must consider the risks and difficulties we face as a small operating company with limited operating history. Further, our additional game development for metaverse games is a new venture, to which we have no experience and will rely upon our third party developers to develop such a game.

We may need to raise additional capital by issuing additional securities which could hurt the market for our securities or be on terms more favorable than those of our current shareholders.

We will need to, or desire to, raise substantial additional capital in the future if this funding is not fully carried out. Our future capital requirements will depend on the costs of establishing or acquiring sales, marketing, and distribution capabilities for our services inducing sales of AlBots, the gaming portion of the company, and operations and other potential unforeseen circumstances.

Our business depends on the continuing efforts of our management. If it loses their services, our business may be severely disrupted.

Our business operations depend on the efforts of our new management, particularly the executive officers named in this document. If one or more of our management were unable or unwilling to continue their employment with us, it might not be able to replace them in a timely manner, or at all. We may incur additional expenses to recruit and retain qualified replacements. Our business may be severely disrupted, and our financial condition and results of operations may be materially and adversely affected. In addition, our management may join a competitor or form a competing company. As a result, our business may be negatively affected due to the loss of one or more members of our management.

We may not be able to prevent or timely detect cyber security breaches and may be subject to data, security and/or system breaches which could adversely affect our business operations and financial conditions.

We rely on information technology networks and systems, including the use of third-party communications systems over the Internet, to process, transmit and store electronic information, and to manage or support our business activities. These information technology networks and systems may be subject to security breaches, hacking, phishing, or spoofing attempts by others to gain unauthorized access to our business information and financial accounts. A cyberattack, unauthorized intrusion, or theft of personal, financial or sensitive business information could have a material adverse effect of on our business operations or our clients’ information, and could harm our operations, reputation and financial situation. In addition, due to an increase in the types of cyberattacks, our employees could be victim to such scams designed to trick victims into transferring sensitive company data or funds, that could compromise and/or disrupt our business operations.

We were a victim of a business email compromise scam (BEC) in December 2021. BEC scams involve using social engineering to cause employees to wire funds to the perpetrators in the mistaken belief that the requests were made by a company executive or established vendor. As a result of the BEC scam, we have enhanced BEC awareness within our organization, established additional controls to help detect BEC scams when they occur, and require additional confirmations for large money transactions. In addition, we seek to detect and investigate all cybersecurity incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude, duration, and effects. While we take every effort to train our employees to be cognizant of these types of attacks and to take appropriate precautions, and have taken actions and implemented controls to protect our systems and information, the level of technological sophistication being used by attackers has increased in recent years, and may be insufficient to protect our systems or information. Any successful cyberattack against us could lead to the loss of significant company funds or result in in potential liability, including litigation or other legal actions against us, or the imposition of penalties, which could cause us to incur significant remedial costs. Further, we cannot ensure that our efforts and measures taken will be sufficient to prevent or mitigate any damage caused by a cybersecurity incident, and our networks and systems may be vulnerable to security breaches, hacking, phishing, spoofing, BEC, employee error or manipulation, or other adverse events.

Due to the evolving nature and increased sophistication of these cybersecurity threats, the potential impact of any future incident cannot be predicted with certainty; however, any such incidents could have a material adverse effect on our results of operations and financial condition, especially if we fail to maintain sufficient insurance coverage to cover liabilities incurred or are unable to recover any funds lost in data, security and/or system breaches, and could result in a material adverse effect on our business and results of operations.

As of December 31, 2021, our internal control over financial reporting was ineffective, and if we continue to fail to improve such controls and procedures, investors could lose confidence in our financial and other reports, the price of our common stock may decline, and we may be subject to increased risks and liabilities.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that we file annual reports with respect to our business and financial condition. Section 404 of the Sarbanes-Oxley Act requires, among other things, that we include a report of our management on our internal control over financial reporting. We are also required to include certifications of our management regarding the effectiveness of our disclosure controls and procedures. We previously identified a material weakness in our internal control over financial reporting relating to our tax review control for complex transactions. We are in the process of enhancing our tax review control related to unusual transactions that we may encounter, but that control has not operated for a sufficient time to determine if the control was effective as of December 31, 2021. If we cannot effectively maintain our controls and procedures, we could suffer material misstatements in our financial statements and other information we report which would likely cause investors to lose confidence. This lack of confidence could lead to a decline in the trading price of our common stock.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require us to have such system audited by an independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

The trading prices of our common stock could be volatile, which could result in substantial losses to our shareholders and investors.

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

In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for factors specific to our own operations including the following:

●	variations in our revenues, earnings and cash flow;

●	market conditions in the GameFi and NFT services sectors or the economy as a whole;

●	announcements of new product and service offerings, investments, acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

●	changes in the performance or market valuation of our company or our competitors;

●	changes in financial estimates by securities analysts;

●	changes in the number of our users and customers;

●	fluctuations in our operating metrics;

●	failures on our part to realize monetization opportunities as expected;

●	additions or departures of our key management and personnel;

●	detrimental negative publicity about us, our competitors or our industry;

●	market conditions or regulatory developments affecting us or our industry; and

●	potential litigations or regulatory investigations.

Any of these factors may result in large and sudden changes in the trading volume and the price at which our common stock will trade. In the past, shareholders of a public company often brought securities class action suits against the listed company following periods of instability in the market price of that company’s securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations, which could harm our results of operations and require us to incur significant expenses to defend the suit. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

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

An active trading market for shares of our common stock following our emergence from bankruptcy may never develop or be sustained. If an active trading market does not develop, you may have difficulty selling your shares of common stock or at all. An inactive market may also impair our ability to raise capital by selling our common stock, and it may impair our ability to attract and motivate our employees through equity incentive awards and our ability to acquire other companies by using our common stock as consideration.

If we do not continue to satisfy the NYSE American continued listing requirements, our common stock could be delisted.

The listing of our common stock on NYSE American is contingent on our compliance with the NYSE American’s conditions for continued listing.

On September 11, 2020, we received a deficiency letter from NYSE American notifying us of our non-compliance with NYSE American’s stockholders’ equity listing standards as set forth in Section 1003(a)(i) - (iii) of the NYSE American Company Guide. Subsequently, we submitted a plan to the NYSE American to bring us into compliance with such listing standards within 18 months of receipt of the deficiency letter. On November 25, 2020, we received a letter from the NYSE American notifying us of its acceptance of our plan and our continuing listing pursuant to an extension with a target completion date of March 11, 2022.

As a result of management’s efforts, on March 11, 2022, the NYSE American informed the Company that it has has regained compliance with all of the NYSE American continued listing standards set forth in Part 10 of the Company Guide.

Should we fail to meet the NYSE American’s continuing listing requirements, we may be subject to delisting by the NYSE America. In the event our common stock is no longer listed for trading on the NYSE American, our trading volume and share price may decrease and we may experience difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from the NYSE American could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees. Finally, delisting could make it harder for us to raise capital and sell securities.

Sales of a significant number of our common stock in the public market, or the perception that such sales could occur, could depress the market price of our common stock.

In connection with a private placement of 2,870,927 (14,354,635 post-split) shares of common stock that closed on September 30, 2021, we have filed a registration statement allowing the holders thereof to resell the common stock. The sales of those shares of common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2021, the Company did not own any real property, plant or materially important physical properties. The Company leases its principal executive office space at 3000 El Camino Real, Building 4, Suite 200 Palo Alto, California 94306 under a lease agreement that expires on June 30, 2022. JHC conducts all of its operations from its office located at 1818 Gilbreth Rd., Suite 243, Burlingame, California, United States under a lease agreement that expires on November 30, 2022.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded on the NYSE American Exchange under the symbol “MTMT.”

Number of Holders

According to the Company’s transfer agent, the Company had approximately 398 stockholders of record as of March 15, 2022. Because brokers and other institutions and nominees hold many of the Company’s shares of Common Stock on behalf of beneficial owners, the Company is unable to estimate the total number of beneficial owners represented by those nominees.

Dividends

In connection with the Company’s exit from Chapter 11 reorganization, as set forth in the Combined Disclosure Statement and Joint Chapter 11 Plan of Reorganization of AeroCentury Corp., and Its Affiliated Debtors Docket No. 0282 (the “Plan”) which was previously approved by the U.S. Bankruptcy Court for the District of Delaware on August 31, 2021, the previously approved special cash dividend of $0.6468 per share was paid to stockholders that held shares of Common Stock of the Company as of the effective date of the Plan prior to the sale and issuance of Common Stock of the Company to the plan sponsor investors led by Yucheng Hu on October 13, 2021. The record date for the Dividend and the effective date of the Plan was September 30, 2021.

Item 6. Reserved.

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

Overview

The Company is engaged in the GameFi business in the metaverse ecosystem. In addition, to a lesser extent, the Company is engaged in the provision of aircraft advisory and management services since September 30, 2021.

On October 20, 2021, the Company set up Mega Metaverse Corp. (“Mega”), a wholly owned subsidiary incorporated in California. In December 2021, the Company launched its GameFi business in the metaverse ecosystem through Mega, and released its first NFT game “Mano” on March 25, 2022. Mano is a competitive idle role-playing game (RPG) deploying the concept of GameFi in the innovative combination of NFTs (non-fungible token) and DeFi (decentralized finance) based on blockchain technology, with a “Play-to-earn” business model that the players can earn while they play in Mega’s metaverse universe “alSpace”.

Previously, the Company has historically provided leasing and finance services to regional airlines worldwide and has been principally engaged in leasing mid-life regional aircraft to customers worldwide under operating leases and finance leases. In addition to leasing activities, the Company has also sold aircraft from its operating lease portfolio to third parties, including other leasing companies, financial services companies, and airlines. Its operating performance was driven by the composition of its aircraft portfolio, the terms of its leases, and the interest rate of its debt, as well as asset sales.

On March 29, 2021, the Company and its subsidiaries filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The filing was made in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) Case No. 21-10636 (the “Chapter 11 Case”). The Company also filed motions with the Bankruptcy Court seeking authorization to continue to operate our business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On September 30, 2021, we emerged from bankruptcy with a restructured balance sheet, a new management team, and a new purpose to focus on new lines of business other than the aircraft leasing business.

On September 30, 2021 (“Effective Date”) and pursuant to the Plan Sponsor Agreement, the Company entered into and consummated the transactions contemplated by a Securities Purchase Agreement with the Plan Sponsor, and Yucheng Hu, in the capacity as the representative for the Plan Sponsor  thereunder, pursuant to which the Company issued and sold, and the Plan Sponsor purchased, 14,354,635 shares of common stock (given effect to five for one forward stock split), par value $0.001 per share, of the Company (the “ACY Common Stock”) at $0.77 (given effect to five for one forward stock split) for each share of Common Stock, for an aggregate purchase price of approximately $11,053,100 (the “Purchase Price”). The Securities Purchase Agreement contained customary representations, warranties and covenants by the parties to such agreement.

The principal terms of the Plan Sponsor Agreement are below:

●	Plan Sponsor Equity Investment. The Plan Sponsor Agreement provides for the issuance by the Company of 14,354,635 shares of common stock (given effect to five for one forward stock split) (“New ACY Shares”) at a purchase price equal to $0.77 (given effect to five for one forward stock split), for an aggregate purchase price of approximately $11 million. The New ACY Shares issuance would result in post-issuance pro forma ownership percentages of the Company common stock of (a) 65% held by the Plan Sponsor, and (b) 35% held by existing shareholders of the Company on the Effective Date (the “Legacy ACY Shareholders”).

●	Refundability of the Deposit. In the event the purchase of the New ACY Shares does not close as a result of Plan Sponsor’s failure to comply with the terms of Plan Sponsor Agreement, the Deposit will be forfeited to the Company. In the event the purchase of the New ACY Shares does not close as a result of Debtors’ failure to comply with the terms of the Plan Sponsor Agreement or the failure of the conditions precedent set forth in the Plan Sponsor Agreement, the Deposit will be refunded to Plan Sponsor. If Bankruptcy Court or any regulatory authority having the authority to block the consummation of the purchase of the New ACY Shares do not approve of the purchase of the New ACY Shares, the Deposit will be refunded to Plan Sponsor.

●	Breakup Fee. If the Bankruptcy Court accepts and approves an exit financing transaction for the Company with a party other than the Plan Sponsor (an “Alternative Transaction”) then the Company shall pay Plan Sponsor, upon the closing of such Alternative Transaction, in addition to the return of the Deposit, a breakup fee equal to $1,000,000.

●	New Capital Structure for JetFleet Holding Corp. (“JHC”). On the Effective Date, the following transactions relating to JHC equity ownership shall be executed:

a)	Cancellation of the Company’s Equity in JHC. All outstanding stock of JetFleet Holding Corp. (“JHC”) currently held 100% by the Company, was canceled.

b)	JHC Common Stock Issuance to Plan Sponsor and JHC Management. Plan Sponsor shall acquire 35,000 shares of common stock of JHC, and certain employees of JHC (“JHC Management”) who will be appointed to continue the legacy aircraft leasing business of the Company through JHC shall have the right to acquire 65,000 shares of common stock of JHC. All shares of common stock of JHC will be purchased at a price of $1 per share. In January 2022, JHC Management completed the purchase of 65,000 shares of common stock of JHC.

c)	JHC Series A Preferred Stock Issuance to the Company. The Company will use $2 million of its proceeds from the Plan Sponsor’s purchase of New ACY Shares to purchase 104,082 shares of JHC Series A Preferred Stock from JHC. The JHC Series A Preferred Stock shall carry a dividend rate of 7.5% per annum, shall be non-convertible and non-transferable, shall be redeemable by JHC at any time, but shall only be redeemable by the Company after 7 years. As of December 31, 2021, the JHC Series A Preferred Stockholders shall in the aggregate constitute 74.83% of the voting equity of JHC, voting as a single class together with the outstanding JHC Common Stock.

d)	Distribution of Trust Interest in JHC Series B to Legacy ACY Shareholders. A trust (“Legacy Trust”) will be established for the benefit of the Legacy ACY Shareholders, and JHC will issue new JHC Series B Preferred Stock to the Legacy Trust. The JHC Series B Preferred Stock issued to the Legacy Trust will have an aggregate liquidation preference of $1, non-convertible, non-transferable, non-voting, will not pay a dividend, and will contain a mandatory, redeemable provision. The JHC Series B Preferred Stock will be redeemable for an aggregate amount equal to (i) $1,000,000, if the JHC Series B Preferred Stock is redeemed after the first fiscal year for which JHC reports positive EBITDA for the preceding 12-month period, or (ii) $0.001 per share, if the JHC Series B Preferred Stock is redeemed prior the first fiscal year for which JHC reports positive EBITDA for the preceding 12-month period.

On December 23, 2021, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Certificate of Incorporation to (i) implement a 5-for-1 forward stock split of its issued and outstanding shares of common stock (the “Stock Split”), and (ii) to increase the number of authorized shares of common stock of the Company from 13,000,000 to 40,000,000, effective December 30, 2021.

On March 18, 2022, the Company filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, amending Article I to change its name from AeroCentury Corp. to Mega Matrix Corp., effective March 25, 2022 (the “Name Change”). In connection with the Name Change, the Company’s ticker symbol was changed from “ACY” to “MTMT” on the NYSE American, effective March 28, 2022.

Results of Operations

Revenues and Other Income

Revenues and other income decreased by 62% to $6.1 million in the year ended December 31, 2021 from $16.2 million in the year ended December 31, 2020. The decrease was primarily a result of (i) a 59% decrease in operating lease revenues to $6.3 million in the year ended December 31, 2021 from $15.5 million in the year ended December 31, 2020 as a result of reduced rent income from the sale of aircraft during the fourth quarter of 2020 and the whole year of 2021, and (ii) reduced rent for three assets in the 2021 as a result of lease extensions and related rent reductions, the effects of which were partially offset by reduced rent for two assets in the 2020 period as a result of lease amendments related to the COVID-19 Pandemic.

Expenses

For the year ended December 31, 2021, the Company had total operating expenses of $19.2 million, which was comprised primarily of impairment in value of aircraft, interest expense, professional fees and administrative expenses, and depreciation expenses. For the year ended December 31, 2020, the Company had operating expenses of $62.0 million.

During the year ended December 31, 2021, the Company recorded impairment charges totaling $4.2 million on seven assets held for sale, based on appraised values or expected sales proceeds. During 2020, the Company recorded impairment losses totaling $14,639,900 for seven of its aircraft held for lease, comprised of (i) $7,006,600 for two aircraft that were written down to their sales prices, less cost of sale and (ii) $7,633,300 for five aircraft that were written down based on third-party appraisals, and also recorded losses of $11,337,200 for a turboprop aircraft and three regional jet aircraft that are held for sale and that were written down based on third-party appraisals and $2,774,700 for three regional jet aircraft and two turboprop aircraft that were being sold in parts based on estimated sales prices, less cost of sale, provided by the part-out vendors.

The Company’s interest expense decreased by 85% to $2.5 million in the year ended December 31, 2021 from $16.8 million in 2020, as a result of the Company’s Chapter 11 filing in late March 2021, after which the Company did not accrue interest on the Drake Indebtedness. In addition, the Company sold five aircraft in August 2021 and the proceeds, totaling $41.6 million, were used to pay down the Drake Indebtedness. The high interest expenses for the year ended December 31, 2020 was a result of a higher average interest rates and interest expense related to the termination of the Company’s two MUFG Swaps in 2020, partially offset by a lower average debt balance.

Professional fees, general and administrative and other expenses increased by $2.2 million, or 50% to $6.9 million in the year ended December 31, 2021 from $4.6 million in the year ended December 31, 2020, primarily as a result of professional expenses incurred by the Company to enter into the new GameFi business.

Depreciation expense decreased by $5.9 million, or 83% to $1.2 million in the year ended December 31, 2021 from $7.0 million in the year ended December 31, 2020 primarily as a result of the reclassification of aircraft from held for lease to held for sale during the fourth quarter of 2020 and second quarter of 2021, as well as a decrease in depreciation for two aircraft that were written down to their estimated sale values during the second quarter of 2020 and were sold during the fourth quarter.

During the year ended December 31, 2021, the Company recorded $27.7 million as reorganization gains.

The Company had a tax provision of $18,000 for the year ended December 31, 2021 compared to tax benefit of $3.6 million for the year ended December 31, 2020. The effective tax rate for the year ended December 31, 2021, was a 1.79% tax benefits compared to a 7.8% tax benefit for the year ended December 31, 2020. The difference in the effective income tax rate from the normal statutory rate for the year ended December 31, 2021, was primarily related to nontaxable cancellation of debt income that was excluded from the Company’s taxable income. In addition, the Company recorded a valuation allowance in the current period on the Company’s U.S. deferred tax assets. In assessing the valuation of deferred tax assets, the Company considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance, including the Company’s current three-year cumulative loss through December 31, 2021, the impacts of the COVID-19 Outbreak on the worldwide airline industry and the Company’s recent filing for protection under Chapter 11 of the bankruptcy code. Based on this analysis, the Company concluded that a valuation allowance is necessary for the Company’s net U.S. deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a valuation allowance of $12.4 million   for the year ended December 31, 2021, compared to a valuation allowance of $7.5 million for the year ended December 31, 2020.

Liquidity and Capital Resources

On September 30, 2021, the Company emerged from bankruptcy with a restructured balance sheet. As of December 31, 2021, the Company had total net assets of approximately $11.8 million.

As the Company has disclosed in Note 4 to the consolidated financial statements, the Company settled the liabilities subject to compromise with aircraft included in the assets held for sale.

On September 30, 2021 and pursuant to the Plan Sponsor Agreement, the Company closed the transactions with the Plan Sponsor, pursuant to which the Company issued and sold, and the Plan Sponsor purchased, 14,354,635 shares of common stock (given effect to five for one forward stock split), par value $0.001 per share, of the Company at $0.77 (given effect to five for one forward stock split) for each share of Common Stock, for an aggregate purchase price of approximately $11,053,100. The Plan Sponsor made the payments before September 30, 2021.

As a result of the effectiveness of the Plan, the Company believes it has the ability to meet its obligations for the next 12 months from the date of issuance of this Form 10-K. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course business.

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for the application of fresh start accounting, realization of goodwill, current value of the Company’s assets held for sale, the amount and timing of future cash flows associated with each asset that are used to evaluate whether assets are impaired, accounting for income taxes, and the amounts recorded as allowances for doubtful accounts.

Cash Flow

Because the Company just emerged from bankruptcy on September 30, 2021, the cash flow for the year ended December 31, 2021 was attributable to provision and usage by the predecessor of the Company for the period from January 1, 2021 through September 29, 2021, and provision and usage by the successor of the Company for the period from September 30, 2021 through December 31, 2021.

Since emerging from bankruptcy to date, we have financed the operations primarily through cash flow from operations and capital injections from our sponsors. We plan to support our future operations primarily from cash generated from our operations and cash on hand.

Currently, the Company’s primary uses of cash are for (i) salaries, employee benefits and general and administrative expenses, (ii) professional fees and legal expenses; and (iii) purchases of research and development services in relation with our newly launched GameFi business.

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

The following is a discussion of historical cash flows from operating, investing and financing activities:

Operating activities

The Company’s net cash outflow from operations was $1.1 million for the period from September 30, 2021 through December 31, 2021, which was mainly attributable to payment of $1.3 million for professional fees and legal expenses with respect to the Company’s Chapter 11 Cases and restructuring and recapitalization effort.

The Company’s net cash outflow from operations was $1.3 million for the period from January 1, 2021 through September 29, 2021, which was mainly attributable collection of finance lease income of $1.1 million, against payment of $2.4 million for professional fees and legal expenses with respect to the Company’s Chapter 11 Cases and restructuring and recapitalization effort.

The Company’s net cash inflow from operations was $4.0 million in 2020, which was mainly primarily the result of rents received of $13.4 million and expenditures for G&A, salaries and interest of $3.8 million, $2.1 million and $3.5 million, respectively.

Investing activities

For the period from September 30, 2021 through December 31, 2021, the Company made a deposit of $1.0 million to a third-party vendor for development of Mano, our first NFT game.

For the period from January 1, 2021 through September 29, 2021, the Company received net cash of $12.0 million from asset sales.

During the year end December 31, 2020, the Company received net cash of $17.1 million from asset sales.

Financing activities

For the period from September 30, 2021 through December 31, 2021, the Company paid special dividends of $999,800 to stockholders that held shares of Common Stock of the Company as of the effective date of the Plan prior to the sale and issuance of Common Stock of the Company to the plan sponsor investors.

For the period from January 1, 2021 through September 29, 2021, the Plan Sponsor contributed $11.0 million to the Company to subscribe for 14,354,635 shares of common stock (given effect to five for one forward stock split), and repaid notes payable of $16.5 million

During 2020 and 2021, the Company borrowed $5.6 million and $2.5 million, respectively in the form of paid-in-kind interest that was added to the outstanding principal balance under the MUFG Indebtedness and Drake Indebtedness. In 2020, the Company repaid $1.2 million and $16.8 million, respectively, of its total outstanding debt under the MUFG Indebtedness and Nord Term Loans. During 2020, the Company also paid approximately $1.7 million for debt issuance and amendment fees.

Critical Accounting Policies, Judgments and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements or during the applicable reporting period. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected. For a further discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 2 to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under this item has been omitted pursuant to the rules of the SEC that permit smaller reporting companies to omit this information.

Item 8.  Financial Statements and Supplementary Data.

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the material weakness described below, as of December 31, 2021, our disclosure controls and procedures were not effective. We will continue undertaking the remedial steps to address the material weakness in our internal control over financial reporting as described below in the section titled “Management’s Report on Internal Control Over Financial Reporting.”

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on such assessment, management determined that the Company maintained ineffective internal control over financial reporting as of December 31, 2021, based on the COSO criteria. We previously identified a material weakness in our internal control over financial reporting relating to our tax review control for complex transactions. We are in the process of enhancing our tax review control related to unusual transactions that we may encounter, but that control has not operated for a sufficient time to determine if the control was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers and Significant Employees

The following table and text set forth the names and ages of our current directors, executive officers and significant employees as of December 31, 2021. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among any of the directors and executive officers. Our directors have received compensation in the form of cash for their services on the Board.

Name	Age	Position
Yucheng Hu	36	Chairman, President, Chief Executive Officer, and Director
Florence Ng(1)	57	Vice President of Operations and Business Development, and Director
Qin (Carol) Wang	32	Chief Financial Officer, Treasurer and Secretary
Siyuan Zhu (2)(3)	35	Director
Jianan Jiang (2)(4)	36	Director
Qin Yao (2)(5)	39	Director

(1)	On March 25, 2022, Ms. Florence Ng resigned as our Vice President of Operations and Business Development, and was appointed as our Chief Operating Officer, effective on the same day. Ms. Ng continues to serve as a director of the Company.

(2)	Independent Director

(3)	Chairperson of the Audit Committee and Member of the Compensation Committee

(4)	Chairperson of the Compensation Committee and Member of the Audit Committee

(5)	Member of the Audit Committee and the Compensation Committee

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Business Experience

Mr. Yucheng Hu, Chairman, President and Chief Executive Officer. Mr. Yucheng Hu has been our president and chief executive officer since September 30, 2021, and our director since October 1, 2021. Mr. Hu is the founder of Chengdu Quleduo Technology Co., Ltd., and has served as its Chief Executive Officer since 2011. Mr. Hu is a successful entrepreneur with over 15 years of experience in the internet industry. Mr. Hu established the Xiyou online mobile game platform (wwwx52xiyou.com), which is a popular online gaming platform in China. Mr. Hu has also formed various software programming studios, such as the Mengqu studio, and has developed various mini-programs for social media applications such as the “click-and-play” application for instant on-line games access. Mr. Hu brings a wealth of management experience to the Board, including several executive positions within the internet and online gaming industry. Mr. Hu also helps to satisfy California’s underrepresented community requirement.

Ms. Florence Ng, Chief Operating Officer. Ms. Florence Ng is currently our Chief Operating Officer and has served as our director since October 1, 2021. Ms. Ng previously served as our vice president of operations from September 30, 2021 to March 25, 2022, our vice president of business development from November 1, 2021 to March 25, 2022, and our general counsel from September 30, 2021 to November 1, 2021. Ms. Ng is a lawyer qualified in Hong Kong Special Administrative Region since 2011, specializing in international cross border mergers and acquisitions transactions and corporate commercial matters. Ms. Ng is currently an independent non-executive director of China Internet Investment Finance Holdings Limited (stock code: 810) since 2013, a company listed on the Hong Kong Stock Exchange, and has served as a legal consultant for ATIF Holdings Limited (stock code: ATIF) since 2019, which is a company listed on the Nasdaq Stock Market. Ms. Ng holds a Bachelor’s degree in Art from San Francisco State University, a Bachelor’s degree in Laws from University of London, and a Master’s degree in Laws from the City University of Hong Kong with distinction award. Ms. Ng is a Hong Kong qualified lawyer and brings a wealth of experience in mergers and acquisitions and commercial matters. Ms. Ng also helps to satisfy California’s female and underrepresented community requirements.

Ms. Qin (Carol) Wang, Chief Financial Officer, Treasurer and Secretary. Ms. Qin (Carol) Wang has been our chief financial officer, secretary and treasurer since September 30, 2021. Ms. Wang has been an independent financial consultant since June 2020, specializing in M&A transactions for companies listed on the Nasdaq Stock Market and New York Stock Exchange. Prior to that, Ms. Wang served as the finance controller and financial advisor of TD Holdings, Inc. (NASDAQ: GLG) from February 2018 to May 2020. Through July 2016 to January 2018, Ms. Wang served as a senior investment manager for Yikuan Asset Management Company. Ms. Wang began her career at Ernst & Young where she served as a senior auditor from September 2012 to June 2015. She is skilled at M&A transactions, US GAAP and IFRS financial reporting, implementing new accounting standards, corporate financial management and planning. Ms. Wang holds a Master’s degree in Finance from Renmin University of China and a Bachelor’s degree in Economics from Donghua University. Ms. Wang is a certified public accountant and is a member of the Chinese Institute of Certified Public Accountants and a member of Association of International Accountants.

Ms. Siyuan Zhu. Ms. Siyuan Zhu has been our director since October 1, 2021. Ms. Zhu is currently a senior finance manager of Asia Region of IAC (Shanghai) Management Co., Ltd. since 2016. From 2013 to 2015, Ms. Zhu has served as a finance manager in IAC (Shanghai) Automotive Component Technology Co., Ltd. Prior to 2013, Ms. Zhu held various positions at KPMG Huazhen for a total of seven years and served as a program manager from 2011 to 2013. Ms. Zhu has served as an independent director of TD Holdings, Inc. (NASDAQ: GLG) from May 2019 to April 2021. Ms. Zhu holds a Bachelor’s degree in Foreign Language and Literature from Shanghai International Studies University. Ms. Zhu is a certified public accountant in China and has served as an independent director on another Nasdaq listed company, which, the Company believes, makes Ms. Zhu qualified to be on the Board. Ms. Zhu also helps to satisfy California’s female and underrepresented community requirements.

Mr. Jianan Jiang.  Mr. Jianan Jiang has been our director since October 1, 2021. Since February 2019, Mr. Jiang has been serving as the lead data scientist for Stori Card in Washington, DC, which is a fast-growing Fintech company using Artificial Intelligence technology to provide better financial products for the underserved community in Latin America. Prior to that, he worked as data analyst and data science manager for Capital One from October 2014 to January 2019. Mr. Jiang served as co-founder and chief executive office of Schema Fusion LLC from May 2013 to September 2014. Mr. Jiang received his Bachelor’s degree in Civil Engineering from Qingdao Technological University in 2008, and received his Master of Science in Management Science and Engineering from Tongji University in 2011, and received his Master of Science in Engineering and Technology Innovation Management from Carnegie Mellon University in 2013. The Board believes that Mr. Jiang brings a long history of technical experience to the Board which qualifies him to serve on the Board. Mr. Jiang also helps to satisfy California’s underrepresented community requirement.

Ms. Qin Yao. Ms. Qin Yao has been our director since October 1, 2021. Ms. Yao is currently an information engineer at Tencent Holdings Co., Ltd (stock code: 00700), a company listed on the Hong Kong Stock Exchange, and responsible for the products and market expansion of Tencent’s industrial Internet Sector since 2017. From 2010 to 2017, Ms. Yao served as an electronic information engineer in China United Network Communications Co., Ltd. Ms. Yao has more than 10 years of investment experience in the field of cloud computing, big data, artificial intelligence and technology information services. She also has profound knowledge of financial planning, financial budgeting and financial risk management related to the cloud business. Ms. Yao holds a Bachelor’s degree in Electronic Information Engineering from the University of Electronic Science and Technology in Chengdu in 2004. The Board believes Ms. Yao brings a long history of product and market expansion experience to the Board, which qualifies her to serve on the Board. Ms. Yao also helps to satisfy California’s female and underrepresented community requirements.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Meetings and Committees.

During the period between October 1, 2021 through December 31, 2021, the board of directors, post-Bankruptcy, held one meeting. During that period, no incumbent director attended fewer than 74.83% of the meetings of the Board of Directors and its committees on which he or she served that were held during the period in which he or she was a director. The Company has an Audit Committee, a Compensation Committee and an Executive Committee of the Board of Directors, each of which is discussed below.

Audit Committee. The Audit Committee operates under a charter adopted and approved by the board of directors, which is available on the Company’s website at https://file.mtmtgroup.com/uploads/files/468db0660db4a73f43ede24115b704e2.pdf. The Audit Committee meets with the Company’s management and its independent registered public accounting firm to review internal financial information, audit plans and results, and financial reporting procedures. The current Audit Committee consists of Siyuan Zhu (Chair), Qin Yao, and Jianan Jiang. The board of directors has determined that Siyuan Zhu, Qin Yao and Jianan Jiang are independent within the meaning of Sections 803A and 803B(2) of the NYSE American Company Guide, and that Ms. Zhu is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee held six meetings during the fiscal year ended December 31, 2021.

Compensation Committee. The Compensation Committee assists the board of directors in discharging its responsibilities relating to compensation of the Company’s directors and officers and complying with disclosure requirements regarding such compensation, if and when required and in accordance with applicable SEC and stock exchange rules and regulations. The Compensation Committee operates under a charter adopted and approved by the board of directors, which is available on the Company’s website at https://file.mtmtgroup.com/uploads/files/f09b1d6dab27ee8822047a3ff459de31.pdf. The current Compensation Committee consists of Jianan Jiang (Chair), Siyuan Zhu, and Qin Yao. The board of directors has determined that Siyuan Zhu, Jianan Jiang, and Qin Yao are independent within the meaning of Section 803A and 805(c) of the NYSE American Company Guide and Rule 10C-1(b)(1) under the Securities Exchange Act of 1934, and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee held four meetings during the fiscal year ended December 31, 2021.

Nominating and Governance Committee. The Company does not have a formal nominating committee. The independent directors separately consider and make recommendations to the full board of directors regarding any candidate being considered to serve on the board of directors, and the full board of directors reviews and makes determination regarding such potential candidates. In light of this practice, which is similar to the practices of many boards of directors that have a standing nominating committee, the board of directors believes it is unnecessary to formally establish such a committee.

Although the board of directors does not have a formal policy with respect to board of directors diversity, it strives to constitute the board of directors with directors who bring to our Company a variety of perspectives, cultural sensitivity, life experiences, skills, expertise, and sound business understanding and judgment derived from a broad range of business, professional, community involvement, and finance experiences, as well as directors who have skills and experience that are relevant and helpful to the Company’s industry and operations and who have the desire and capacity to actively serve. In addition, the board of directors is aware of the recently enacted California law requiring publicly held corporations whose principal executive offices are located in California to have (i) at least one (1) female director on their boards by the end of the 2019 calendar year, (ii) at least one (1) to three (3) female directors, depending on the size of the board, by the end of the 2021 calendar year, (iii) at least one (1) director from an underrepresented community by the end of 2021 calendar year, and (iv) at least one (1) to three (3) directors from an underrepresented community by the end of 2022 calendar year. Because our principal executive offices are located in California, we are subject to these requirements. The Company is currently in compliance with this law.

Executive Committee. The Executive Committee has the authority to acquire, dispose of and finance investments for the Company and execute contracts and agreements, including those related to the borrowing of money by the Company, and generally exercises all other powers of the board of directors except for those which require action by all of the directors or the independent directors under the Certificate of Incorporation or the Bylaws of the Company, or under applicable law or stock exchange requirements. The current Executive Committee consists of only two (2) directors, Yucheng Hu and Florence Ng, and did not meet during the fiscal year ended December 31, 2021.

Indemnification Agreements

The Company executed a standard form of indemnification agreement (“Indemnification Agreement”) with each of its Board members and executive officers (each, an “Indemnitee”).

Pursuant to and subject to the terms, conditions and limitations set forth in the Indemnification Agreement, the Company agreed to indemnify each Indemnitee, against any and all expenses incurred in connection with the Indemnitee’s service as our officer, director and or agent, or is or was serving at the Company’s request as a director, officer, employee, agent or advisor of another corporation, partnership, joint venture, trust, limited liability company, or other entity or enterprise but only if the Indemnitee acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interest, and in the case of a criminal proceeding, had no reasonable cause to believe that his conduct was unlawful. In addition, the indemnification provided in the indemnification agreement is applicable whether or not negligence or gross negligence of the Indemnitee is alleged or proven. Additionally, the Indemnification Agreement establishes processes and procedures for indemnification claims, advancement of expenses and costs and contribution obligations.

Delinquent Section 16 Filings.

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes the Company’s officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them in the fiscal year ended December 31, 2021.

Code of Ethics.

The Company has adopted a code of business conduct and ethics, or the “code of conduct.” The code of conduct applies to all of the Company’s employees, including its executive officers, and non-employee directors, and it qualifies as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. A copy of the code of conduct is available on the Company’s website at https://file.mtmtgroup.com/uploads/files/ab7adf9a1974a8d7e34a8f1577d01657.pdf or   upon written request to the Investor Relations Department, 3000 El Camino Real, Bldg. 4, Suite 200, Palo Alto, California 94306. To the extent required by law, any amendments to, or waivers from, any provision of the code of conduct will be promptly disclosed publicly. To the extent permitted by such requirements, the Company intends to make such public disclosure on its website in accordance with SEC rules.

Item 11. Executive Compensation.

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the year ended December 31, 2021 for services provided to the Company and its subsidiary.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary($)	Bonus($)	All Other Compensation ($)		Total($)
Yuheng Hu, Chairman, President and Chief Executive Officer(1)	2021	48,000	-	-		48,000
Florence Ng, Vice President of Operations and Business Development(2)	2021	60,000	-	-		60,000
Qin (Carol) Wang, Chief Financial Officer, Treasurer and Secretary(3)	2021	30,000	-	-		30,000
Michael G. Magnusson, Former President of the Company(4)	2021	281,250	-	879		282,129
	2020	375,000	18,188	3,732	(5)	396,920
Harold M. Lyons, Former Chief Financial Officer, Treasurer and Secretary of the Company(6)	2021 2020	168,750 225,000	- 11,986	879 3,732	(5)	169,629 240,718

(1)	Mr. Hu was appointed as President and Chief Executive Officer on September 30, 2021.

(2)	Ms. Ng was appointed as Vice President of Operations and General Counsel on September 30, 2021. On November 1, 2021, Ms. Ng resigned as our General Counsel and was appointed as our Vice President of Business Development. Ms. Ng did not receive additional compensation for serving as the Company’s Vice President of Business Development.

(3)	Ms. Wang was appointed as Chief Financial Officer, Treasurer and Secretary on September 30, 2021.
(4)	Mr. Magnusson resigned as President on September 30, 2021. He is Chief Executive Officer of JetFleet Management Corp., a California corporation and of which the Company owns a 74.83% interest.

(5)	Consists of a matching contribution under employees’ 401(k) plan and life insurance premiums paid by the Company for each employee.

(6)	Mr. Lyons resigned as Chief Financial Officer, Treasurer and Secretary of the Company on September 30, 2021. Mr. Lyons is Chief Financial Officer of JetFleet Management Corp., of which the Company owns a 74.83% interest.

Narrative Disclosure to Summary Compensation Table

The compensation paid to our named executive officers consists solely of base salary plus cash bonus payments, if any. No named executive officer of the Company receives equity compensation.

On December 29, 2021, our shareholders approved our 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 1,100,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. No awards were granted under the 2021 Plan during fiscal year ended December 31, 2021.

In April of 2019, the Board approved a Bonus Plan for which all employees of the Company were eligible. A bonus pool of $294,500 was established as the maximum potential bonus pool available. The amount to be awarded under the Plan was determined based on the Company’s 2019 performance against four target metrics for Company revenue, income, asset on-lease percentage and volume of acquisitions, and a discretionary piece, each weighted at 20%. The metric for revenue growth was fully met and the metric for on-lease percentage of assets surpassed the minimum floor but did not reach the target metric for 2019, and no discretionary amount was added to the pool. Thus, the total bonus pool for 2019 was approximately 24% of the maximum pool bonus amount, or $71,416. The bonus pool allocated to each employee participated in the bonus pool based on a predetermined percentage set by management and approved by the Compensation Committee. Mr. Magnusson and Mr. Lyons were paid bonuses under this plan in February of 2020, in the amounts of $18,188 and $11,986, respectively.

As of December 31, 2021,  there are no outstanding options, stock appreciation rights or long-term incentive awards outstanding.

Named Executive Officer Employment Agreements.

Michael G. Magnusson.  On May 9, 2019, the Company entered into an Employment Agreement (“Employment Agreement”) with Michael G. Magnusson, the Company’s former President and Chief Executive Officer. The Employment Agreement superseded and replaced Mr. Magnusson’s prior employment agreement with JMC. Mr. Magnusson’s Employment Agreement as President and Chief Executive Officer of the Company was terminated with no further payment pursuant to the Bankruptcy. Following is a summary of the terms of the Employment Agreement with Mr. Magnusson, which does not purport to be complete and is qualified in its entirety by reference to the complete text of the Employment Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Form 8-K report filed with the SEC on May 13, 2019. The Company is providing this description for informational purposes only. The Employment Agreement was terminated on September 30, 2021 as part of the Plan.

Term:

The initial term of the Employment Agreement expires on December 31, 2021, and is automatically renewable for additional one-year renewal terms unless one party gives the other at least 90 days’ notice prior to scheduled expiration of the Employment Agreement that it will not be renewed.

Termination:

The Company may terminate the Employment Agreement at any time for “Cause,” defined as (1) a material breach by Mr. Magnusson of his duties and responsibilities as set forth under the Employment Agreement, resulting from other than Mr. Magnusson’s complete or partial incapacity due to Disability, (2) gross misconduct, (3) a breach of the Employment Agreement, the Company’s employment standards of conduct or employee manual, (4) neglect of duties under the Employment Agreement, or (5) violation of a federal or state law or regulation applicable to the business of the Company. The Company may terminate Mr. Magnusson’s employment for Disability, defined as “any physical or mental incapacitation that results in Mr. Magnusson’s inability to perform his duties and responsibilities for the Company for a period in excess of 90 consecutive days or for more than 120 days during any consecutive 12 month period. Mr. Magnusson may terminate his employment with the Company for Good Reason, defined as one of the following events: (i) a material and adverse change in Mr. Magnusson’s position, duties, responsibilities, or status; (ii) a material reduction in Mr. Magnusson’s salary or benefits then in effect, other than a reduction comparable to reductions generally applicable to similarly situated employees of the Company or (iii) the Company materially breaches this Employment Agreement.

Annual Compensation/Signing Bonus:

Mr. Magnusson’s annual base salary for Fiscal Year 2019 is $375,000, with subsequent year base salary rates to be determined at the sole discretion of the Compensation Committee of the board of directors, but in no event less than $375,000. Mr. Magnusson received a $75,000 bonus upon signing of the Employment Agreement.

Bonus Compensation:

Mr. Magnusson shall be entitled to participate in all executive cash bonus/long term incentive compensation plan approved by the board of directors for executive officers and key executives of the Company, when and if established by the Compensation Committee, as determined by good faith negotiation with the Compensation Committee.

Severance:	In the event the Company terminates the Employment Agreement for any reason other than Cause or Disability, or in the event that Mr. Magnusson terminates the Employment Agreement for Good Reason, Mr. Magnusson will be entitled to severance payments equal to his then effective base salary payable on a semi-monthly basis until the date that is the earlier of (i) the scheduled expiration date of the Employment Agreement or (ii) twenty-four months after such event of termination. If Mr. Magnusson commences subsequent employment during such payment period, the payment amounts during such period shall be reduced by an amount equal to 75% of the base compensation received by Mr. Magnusson from his successor employer during the overlapping period of the severance payment period and Mr. Magnusson’s new employment.

Yucheng Hu. In connection with Mr. Hu’s appointment as Chairman, President and Chief Executive Officer, and as an executive director of the Company, Mr. Hu entered into the Company’s standard form of employment agreement, effective as of October 1, 2021. The employment agreement provides for an annual base salary of $192,000. In addition, Mr. Hu shall be eligible to receive an annual target cash bonus and equity-based incentive compensation, as determined by the board of directors and the Compensation Committee of the board of directors, employee benefits as may be determined by the Company in its sole discretion, and reimbursement of expenses in the course and scope of authorized Company business. On November 1, 2021, Mr. Hu and the Company amended Mr. Hu’s annual base salary to $1.00. Mr. Hu’s employment is at-will and may be terminated at any time for any reason.

Florence Ng. In connection with Ms. Ng’s appointment as General Counsel and Vice President of Operations, and as an executive director of the Company, Ms. Ng entered into an employment agreement, effective as of October 1, 2021, for a term of three (3) years, which provides for an annual salary of $165,000 and a one-time signing fee of $18,750, plus reimbursement of expenses. Ms. Ng will also be covered under an insurance policy that the Company will maintain providing directors’ and officers’ liability insurance. In addition, Ms. Ng is also eligible for participation in any health insurance coverage plan that currently exists or may be subscribed to by the Company in the future. On November 1, 2021, Ms. Ng entered into an Amendment to Employment Agreement, to change Ms. Ng’s title from “General Counsel and Vice President of Operations” to “Vice President of Operations and Business Development” as a result of Ms. Ng’s relocation to the Company’s headquarters in Palo Alto, California from Hong Kong at the request of the Company to head the Company’s operations and business development. On March 25, 2022, the Company amended the existing employment agreement with Ms. Ng to reflect her new appointment as Chief Operating Officer and her resignation as Vice President of Operations and Business Development. Ms. Ng will not receive additional compensation for serving as the Company’s Chief Operating Officer. The remaining material terms of Ms. Ng’s original employment agreement were unchanged.

Qin (Carol) Wang. In connection with Ms. Wang’s appointment as Chief Financial Officer, Company Secretary and Treasurer of the Company, Ms. Wang entered into the Company’s standard form of employment agreement, effective as of October 1, 2021, for a term of three (3) years, which provides for an annual base salary of $120,000. In addition, Ms. Wang shall be eligible to receive an annual target cash bonus and equity-based incentive compensation, as determined by the board of directors and the Compensation Committee of the board of directors, employee benefits as may be determined by the Company in its sole discretion, and reimbursement of expenses in the course and scope of authorized Company business.

Director Compensation

Director Compensation Table

Below is summary of compensation accrued or paid to our non-executive directors during fiscal year ended December 31, 2021. Mr. Hu, our chairman, chief executive officer and president, and Ms. Ng., our former Vice President of Operations and Business Development and our current Chief Operating Officer, received no compensation for their service as directors and is not included in the table. The compensation Mr. Hu and Ms. Ng receive as an employee of the Company is included in the section titled “Executive Compensation.”

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation ($)	Total ($)

Siyuan Zhu(1)	2021	$4,500	-	$-	-	$4,500

Jianan Jiang(1)	2021	$4,500	-	$-	-	$4,500

Qin Yao (1)	2021	$4,500	-	$-	-	$4,500

Roy E. Hahn(2)	2021	$56,625	-	$-	-	$56,625
	2020	$75,500	-	$-	-	$75,500

Toni M. Perazzo(2)	2021	$74,250	-	$-	-	$74,250
	2020	$81,500	-	$-	-	$81,500

Evan M. Wallach(2)	2021	$52,500	-	$-	-	$52,500
	2020	$87,500	-	$-	-	$87,500

David P. Wilson(2)	2021	$56,625	-	$-	-	$56,625
	2020	$75,500	-	$-	-	$75,500

(1)	Appointed on October 1, 2021.
(2)	Resigned on October 1, 2021.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of March 15, 2022 by: (i) each person or entity that is known to the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company’s Common Stock; (ii) each director of the Company; (iii) each named executive officer; and (iv) all directors and named executive officers of the Company as a group.

Name(1)	No. of Shares (2)	Percentage of Common Stock (3)
Yucheng Hu, Director, Chairman, President and Chief Executive Officer	7,991,005	36.2%
Florence Ng, Director and Chief Operating Officer (4)	0	*
Qin (Carol) Wang, Chief Financial Officer, Company Secretary and Treasurer	0	*
Jianan Jiang, Director	0	*
Siyuan Zhu, Director	0	*
Qin Yao, Director	0	*
All directors and executive officers as a group (6 persons)	7,991,005	36.2%

5% or greater owners
Toni M. Perazzo (5)	1,636,870	7.4%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Mega Matrix Corp., 3000 El Camino Real, Bldg. 4, Suite 200, Palo Alto, California 94306.

(2)

Except as indicated in the footnotes to this table, the stockholders named in the table are known to the Company to have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership within sixty (60) days after March 15, 2022.

(3)	For purposes of calculating percentages, 22,084,055 shares, consisting of all of the outstanding shares of Common Stock (excluding Company treasury stock) outstanding as of March 15, 2022.

(4)	Ms. Ng resigned as our Vice President of Operations and Business Development on March 25, 2022. On March 25, 2022, Ms. Ng was appointed as our Chief Operating Officer.

(5)	Ms. Perazzo is the former Chairperson of the Board of the Company who resigned on October 1, 2021. Includes (i) 80,035 shares of Common Stock held directly by Ms. Perazzo or as beneficiary of a 401(k) custodial account, (ii) 762,165 shares held by an irrevocable trust of which Ms. Perazzo is a beneficial owner; (iii) 762,170 shares held by an irrevocable trust of which a child of Ms. Perazzo is the beneficiary; and (iv) 32,500 shares held in a joint tenancy account with such child.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Board Independence. A majority of the Board of Directors of the Company, consisting of Ms. Zhu, Mr. Jiang and Ms. Yao, are independent directors, as defined in Section 803A of the NYSE American Company Guide. In addition, each of Ms. Zhu, Mr. Jiang and Ms. Yao are members of the Board’s audit, compensation and nominating and governance committees.

Item 14.  Principal Accountant Fees and Services.

For the year ended December 31, 2021, the Company’s independent registered public accounting firm was Audit Alliance LLP (“AA”) and for the year ended December 31, 2020, the Company’s independent registered public accounting firm was BDO USA, LLP (“BDO”).

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our independent registered public accounting firms, for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Audit fees(1)	$267,000	$374,950
Audit related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$267,000	$374,950

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report. For the year ended December 31, 2021 and 2020, the aggregate fees for BDO related to audit services is $116,000 and $374,950. For the year ended December 31, 2021, the aggregate fees for AA related to audit services is $151,000.

(2)

Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” No such fees were incurred during the fiscal year ended December 31, 2020 and 2021.

(3)	Our independent registered public accounting firms did not provide us with tax compliance, tax advice or tax planning services. No such fees were incurred during the fiscal years ended December 31, 2021 or 2020.

(4)	All other fees include fees billed by our independent registered public accounting firms for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended December 31, 2021 or 2020.

Audit Committee Pre-Approval Policies and Procedures.  The retainer agreements between the Company and the independent public accounting firms setting forth the terms and conditions of and estimated fees to be paid to the independent public accounting firms for audit and tax return preparation services were pre-approved by the Audit Committee at the beginning of the respective engagements. Pursuant to its charter, the Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent public accounting firm, except as may be permitted by applicable law. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chair when expedition of services is necessary. The independent public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. None of the services rendered by the independent public accounting firm in 2021 or 2020 were rendered pursuant to the de minimis exception established by the SEC, and all such services were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits, Financial Statements Schedules.

(a) Financial Statements and Financial Statement Schedules.

The following financial statements of the Company, and the Reports of Independent Registered Public Accounting Firms, are included at the end of this report:

Financial Statement Schedules: All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(b) Exhibits:

The following exhibits are filed as part of this Report

Exhibit No.	Description
2.1

Joint Chapter 11 Plan of Reorganization of AeroCentury Corp. and Its Debtor Affiliates. (Incorporated by reference to Exhibit A of the Order of the Bankruptcy Court, as incorporated herein by reference to Exhibit 2.1 to the registrant’s Report on Form 8-K filed with the SEC on August 31, 2021).

3.1.1	Second Amended and Restated Certificate of Incorporation of AeroCentury Corp (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
3.1.2	Certificate of Amendment to the Certificate of Incorporation of AeroCentury Corp. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on December 29, 2021).
3.1.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AeroCentury Corp. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on March 25, 2022)
3.2	Third Amended and Restated Bylaws of AeroCentury Corp (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Report on Form 8-K filed with the SEC on March 25, 2022).
4(vi)	Description of Securities.
10.1§	Membership Interest Purchase Agreement, dated March 16, 2021, between the Company and Drake Jet Leasing 10 LLC. (Incorporated herein by reference to Exhibit 10.1 Report on Form 8-K filed by the Company with the SEC on March 22, 2021).
10.2	Borrower Parent Transfer Agreement, made as of March 16, 2021 among the Company, Drake Jet Leasing 10 LLC; ACY E-175 LLC; Norddeutsche Landesbank Girozentrale, New York Branch, Norddeutsche Landesbank Girozentrale, and Wilmington Trust Company, a Delaware Trust Company. (Incorporated herein by reference to Exhibit 10.2 Report on Form 8-K filed by the Company with the SEC on March 22, 2021.
10.3	Side Letter No. 1, dated as of March 16, 2021, by and between the Company, Drake Asset Management Jersey Limited, Drake Jet Leasing 10 LLC and UMB Bank, N.A. (Incorporated herein by reference to Exhibit 10.3 to the Report on Form 8-K filed by the Company with the SEC on March 22, 2021).
10.4§	Plan Sponsor Agreement, dated as of August 16, 2021, by and among AeroCentury Corp., JetFleet Holding Corp., and JetFleet Management Corp. and Yucheng Hu, Hao Yang, Jing Li, Yeh Cheng, Yu Wang, TongTong Ma, Qiang Zhang, Yanhua Li, and Yiyi Huang. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.5§	Securities Purchase Agreement, dated as of September 30, 2021, by and among AeroCentury Corp, the Plan Sponsor, and Yucheng Hu, in the capacity as the representative for the Plan Sponsor. (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.6§	Series A Preferred Stock Purchase Agreement, dated as of September 30, 2021, by and between JetFleet Holding Corp. and AeroCentury Corp. (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.7	Form of Independent Director Agreement (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.8+	Form of Employment Agreement (Incorporated herein by reference to Exhibit 10.5 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.9+	Employment Agreement by and between AeroCentury Corp and Florence Ng, dated as of October 1, 2021 (Incorporated herein by reference to Exhibit 10.6 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.10†	Alspace Metaverse Project Entrusted Development Agreement between Feng Yue Technology Limited and AeroCentury Corp., dated as of October 1, 2021.
10.11+	Amendment to Employment Agreement by and between AeroCentury Corp. and Florence Ng, dated as of November 1, 2021 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on November 4, 2021).
10.12+	Amendment to Employment Agreement by and between AeroCentury Corp and Yucheng Hu, dated as of December 16, 2021 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on December 17, 2021).
10.13	2021 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on January 3, 2022).
10.14+

Second Amendment to Employment Agreement by and between AeroCentury Corp. and Florence Ng, dated as of March 25, 2022 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on March 25, 2022).

21.1	Subsidiaries of AeroCentury Corp.
31.1	Certification of Yucheng Hu, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Qin (Carol) Wang, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Yucheng Hu, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Qin (Carol) Wang, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certificates are furnished to, but shall not be deemed to be filed with, the SEC.

§	Schedules and other similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. The signatory hereby undertakes to furnish supplemental copies of any of the omitted schedules and attachments upon request by the SEC.

+	Management contract or compensatory plan or arrangement.

†	In accordance with Item 601 of Regulation S-K, certain portions of this exhibit will be omitted because they are not material and would likely cause competitive harm to the registrant if disclosed. The registrant agrees to provide an unredacted copy of the exhibit on a supplemental basis to the SEC or its staff upon request.

Item 16.  Form 10-K Summary.

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mega Matrix Corp.

Dated: March 30, 2022	By:	/s/ Yucheng Hu
Yucheng Hu
Chief Executive Officer (Principal Executive Officer)

Dated: March 30, 2022	By:	/s/ Qin (Carol) Wang
Qin (Carol) Wang
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Yucheng Hu	Chairman of the Board, Chief Executive Officer and President	March 30, 2022
Yucheng Hu

/s/ Florence Ng	Director and Vice President of Operations and Business Development	March 30, 2022
Florence Ng

/s/ Jianan Jiang	Director	March 30, 2022
Jianan Jiang

/s/ Qin Yao	Director	March 30, 2022
Qin Yao

/s/ Siyuan Zhu	Director	March 30, 2022
Siyuan Zhu

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors of Mega Matrix Corp. (formerly known as AeroCentury Corp).

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mega Matrix Corp. (formerly known as AeroCentury Corp). and subsidiaries (the Company) as of December 31, 2021 (Successor Company) and September 30, 2021 (Predecessor Company), and the related consolidated statements of operations, stockholders' equity (deficit) and other comprehensive income (loss), and cash flows for the three months ended December 31, 2021 (Successor Company), the nine months ended September 30, 2021 (Predecessor Company). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 (Successor Company) and September 30, 2021 (Predecessor Company), and the results of its operations and cash flows for the three months ended December 31, 2021 (Successor Company), the nine months ended September 30, 2021 (Predecessor Company), in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements of the Company as of December 31, 2020 and for the year then ended (collectively referred to as the “2020 financial statements”), before the effects of the five for one forward stock split discussed in Note 1 to the financial statements, were audited by other auditors whose report, dated April 15, 2021, expressed an unqualified opinion on those statements. We have also audited the adjustments to the 2020 financial statements to retrospectively give effect to the five for one forward stock split, as discussed in Note 1 to the financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2020 financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2020 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Basis of Accounting

As discussed in Note 1 and 3 to the consolidated financial statements, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on March 29, 2021. The Company's plan of reorganization became effective and the Company emerged from bankruptcy protection on September 30, 2021. In connection with its emergence from bankruptcy, the Company adopted the guidance for fresh start accounting in conformity with FASB ASC Topic 852, Reorganizations, effective as of September 30, 2021. Accordingly, the Company's consolidated financial statements prior to September 30, 2021 are not comparable to its consolidated financial statements for periods after September 30, 2021.

Critical Audit Matter

The critical audit matter communicated below is matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of goodwill for adopting fresh-start accounting

As described in Note 4 to the consolidated financial statements, on September 30, 2021, the Company adopted fresh start accounting, and recognized goodwill accordingly. Management, with the assistance of a third-party specialist, estimated the goodwill to be $4.7 million, as the difference between the cash payment by new shareholders, and fair value of net identifiable assets on September 30, 2021.

We identified the valuation of goodwill as a critical audit matter. Certain assumptions used in the Company’s estimate of the fair value of goodwill required significant management judgment. Auditing these assumptions involved subjective and challenging auditor judgments and increased audit effort, including the extent of specialized skills and knowledge needed.

The procedures we performed to address this critical audit matter, among others, included:

●	Evaluating the appropriateness of the valuation techniques.

●	Testing the valuation, completeness, and accuracy of the underlying data used to determine the fair value of the goodwill.

●	Utilizing personnel with specialized knowledge and skills in asset valuation to assist in assessing the reasonableness of the adjustments to comparable assets effecting the valuations.

/s/ Audit Alliance LLP

Singapore, March 30, 2022

We have served as the Company’s auditor since 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

AeroCentury Corp.

Burlingame, California

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the five for one forward stock split discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet of AeroCentury Corp. (the “Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements, before the effects of the five for one forward stock split discussed in Note 1 to the consolidated financial statements, present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the effects of the five for one forward stock split discussed in Note 1 to the consolidated financial statements, and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Audit Alliance LLP.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, is in default of its debt obligations under the credit facility, has a net capital deficiency and has filed for protection under the bankruptcy code that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2006 to 2021.

San Francisco, California

April 15, 2021

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

CONSOLIDATED BALANCE SHEETS

(US Dollar, except for share and per share data, unless otherwise stated)

	Successor	Predecessor
	December 31,	September 29,	December 31,
	2021	2021	2020
ASSETS
Cash and cash equivalents	$7,380,700	$10,527,200	$2,408,700
Accounts receivable	-	-	256,600
Finance leases receivable, net	-	450,000	2,547,000
Aircraft held for lease, net	-	-	45,763,100
Property, equipment and furnishings, net	-	-	14,900
Office lease right of use, net	-	-	142,400
Deferred tax asset	-	-	1,150,900
Taxes receivable	1,235,200	1,234,500	-
Prepaid expenses and other assets	645,100	1,884,400	255,300
Goodwill	4,688,600	-	-
Deposit for intangible assets	1,000,000	-	-
Assets held for sale	-	31,149,300	40,838,900
Total assets	$14,949,600	$45,245,400	$93,377,800

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses	$2,961,300	$1,513,700	$367,700
Accrued payroll	161,300	232,100	190,100
Notes payable and accrued interest, net	-	-	88,793,200
Derivative termination liability	-	-	3,075,300
Lease liability	-	-	172,000
Maintenance reserves	-	-	2,000,600
Accrued maintenance costs	-	-	46,100
Security deposits	-	-	716,000
Unearned revenues	-	-	1,027,400
Income taxes payable	13,700	19,600	900
Deferred tax liabilities	-	114,500	-
Subscription fee advanced from the Plan Sponsor	-	10,953,100	-
Liabilities held for sale	-	-	14,604,800
Liabilities subject to compromise	-	42,029,100	-
Total liabilities	3,136,300	54,862,100	110,994,100

Commitments and contingencies (Note 12)

Equity (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 40,000,000, 13,000,000 and 10,000,000 shares authorized , 22,084,055, 7,729,420 and 7,729,420 shares outstanding at December 31, 2021, September 29, 2021 and December 31, 2020*	22,100	7,700	7,700
Paid-in capital*	16,982,700	16,811,900	16,776,900
Accumulated deficit	(4,954,400)	(23,399,000)	(31,361,600)
Accumulated other comprehensive loss	-	-	(2,000)
	12,050,400	(6,579,400)	(14,579,000)
Treasury stock at cost, 0, 213,332 and 213,332 shares at December 31, 2021, September 29, 2021 and December 31, 2020	-	(3,037,300)	(3,037,300)
Total Mega Matrix Corp. (formerly “AeroCentury Corp.”) stockholders’ equity (deficit)	12,050,400	(9,616,700)	(17,616,300)
Non-controlling interests	(237,100)	-	-
Total Equity (Deficit)	11,813,300	(9,616,700)	(17,616,300)
Total liabilities and equity (deficit)	$14,949,600	$45,245,400	$93,377,800

*	Retrospectively restated to give effect to five for one forward stock split effective December 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(US Dollar, except for share and per share data, unless otherwise stated)

	Successor	Predecessor
	September 30, 2021 through December 31, 2021	Period from January 1, 2021 through September 29, 2021	Year ended December 31, 2020
Revenues and other income:
Operating lease revenue	$540,000	$5,753,900	$15,468,100
Maintenance reserves revenue, net	-	-	221,400
Finance lease revenue	-	-	56,200
Net (loss)/gain on disposal of assets	-	(194,900)	133,000
Other income	900	2,700	278,000
	540,900	5,561,700	16,156,700
Expenses:
Impairment in value of aircraft	-	4,204,400	28,751,800
Interest	540,000	1,966,700	16,819,300
Professional fees, general and administrative and other	3,204,600	3,708,500	4,617,300
Depreciation	-	1,176,100	7,027,200
Bad debt expense	300,000	1,147,000	1,503,000
Salaries and employee benefits	713,600	1,441,900	2,043,700
Insurance	86,200	661,600	797,600
PPP Loan forgiveness	-	(279,200)	-
Maintenance	-	224,100	302,000
Other taxes	-	76,700	103,200
Loss from operations	4,844,400	14,327,800	61,965,100
Reorganization gains, net	-	27,738,300	-
(Loss) Income before income tax provision/(benefit)	(4,303,500)	18,972,200	(45,808,400)
Income tax provision/(benefit)	(111,800)	129,800	(3,564,700)
Net (loss) income	$(4,191,700)	$18,842,400	$(42,243,700)
Less: Net loss attributable to non-controlling interests	(237,100)	-	-
Net (loss) income attributable to Mega Matrix Corp. (formerly “AeroCentury Corp.”)’s shareholders	$(3,954,600)	$18,842,400	$(42,243,700)
(Loss) earnings per share:
Basic*	$(0.18)	$2.44	$(5.47)
Diluted*	$(0.18)	$2.44	$(5.47)
Weighted average shares used in (loss) earnings per share computations:
Basic*	22,084,055	7,729,420	7,729,420
Diluted*	22,084,055	7,729,420	7,729,420

Net (loss) income	$(4,191,700)	$18,842,400	$(42,243,700)
Other comprehensive income (loss):
Unrealized losses on derivative instruments	-	-	(575,000)
Reclassification of net unrealized losses on derivative instruments to interest expense	-	2,600	2,318,600
Tax expense related to items of other comprehensive loss	-	(600)	(374,800)
Other comprehensive income	-	2,000	1,368,800
Total comprehensive (loss) income	(4,191,700)	18,844,400	(40,874,900)
Less: comprehensive loss attributable to non-controlling interests	(237,100)	-	-
Total comprehensive (loss) income attributable to Mega Matrix Corp. (formerly “AeroCentury Corp.”)’s shareholders	$(3,954,600)	$18,844,400	$(40,874,900)

*	Retrospectively restated to give effect to five for one forward stock split effective December 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(US Dollar, except for share data, unless otherwise stated)

	Mega Matrix Corp. (formerly “AeroCentury Corp.”) Stockholder’s Equity
	Common Stock			Retained		Accumulated Other	Non-
	Number of Stocks*	Amount*	Paid-in Capital*	Earnings/ (Deficit)	Treasury Stock	Comprehensive Loss	Controlling Interests	Total
Balance, December 31, 2019	7,729,420	$7,700	$16,776,900	$10,882,100	$(3,037,300)	$(1,370,800)	$-	$23,258,600
Net loss	-	-	-	(42,243,700)	-	-	-	(42,243,700)
Accumulated other comprehensive income	-	-	-	-	-	1,368,800	-	1,368,800
Balance, December 31, 2020	7,729,420	7,700	16,776,900	(31,361,600)	(3,037,300)	(2,000)	-	(17,616,300)
Net income	-	-	-	7,962,600	-	-	-	7,962,600
Accumulated other comprehensive income	-	-	-	-	-	2,000	-	2,000
Contribution into JetFleet Holding Corp. (“JHC”)	-	-	35,000	-	-	-	-	35,000
Balance, September 29, 2021 (Predecessor)	7,729,420	7,700	16,811,900	(23,399,000)	(3,037,300)	-	-	(9,616,700)

Net income	-	-	-	10,879,800	-	-	-	10,879,800
Cancellation of predecessor equity	-	-	(10,867,900)	12,519,200	3,037,300	-	-	4,668,600
Balance, September 29, 2021 (Predecessor)	7,729,420	7,700	5,944,000	-	-	-	-	5,951,700
Issuance of common stocks to the Plan Sponsor	14,354,635	14,400	11,038,700	-	-	-	-	11,053,100
Declaration and payment of dividends	-	-	-	(999,800)	-	-	-	(999,800)
Net loss	-	-	-	(3,954,600)	-	-	(237,100)	(4,191,700)
Balance, December 31, 2021 (Successor)	22,084,055	$22,100	$16,982,700	$(4,954,400)	$-	$-	$(237,100)	$11,813,300

*	Retrospectively restated to give effect to five for one forward stock split effective December 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US Dollar, unless otherwise stated)

	Successor	Predecessor
	September 30, 2021 through December 31, 2021	Period from January 1, 2021 through September 29, 2021	Year ended December 31, 2020
Operating activities:
Net income (loss)	$(4,191,700)	$18,844,400	$(42,243,700)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net (gain) loss on disposal of assets	-	194,900	(133,000)
Depreciation	-	1,176,100	7,027,200
Provision for impairment in value of aircraft	-	4,204,400	28,751,800
Provision for bad debts	300,000	1,147,000	1,503,000
Non-cash interest	-	2,669,600	4,583,500
Deferred income taxes	(114,500)	1,265,400	(3,537,300)
PPP loans forgiveness	-	(279,200)	-
Reorganization gains	-	(27,738,300)	-
Derivative valuations	-	2,600	1,743,100
Changes in operating assets and liabilities:
Accounts receivable	-	(1,570,500)	800,100
Finance leases receivable	150,000	-	(12,100)
Office lease right of use	-	142,400	805,900
Prepaid expenses and other current assets	1,239,300	(287,000)	(12,400)
Taxes receivable	(700)	(1,169,300)	(53,800)
Accounts payable and accrued expenses	1,547,600	275,000	(360,400)
Accrued payroll	(70,800)	42,000	25,900
Accrued interest on notes payable	-	2,600	5,971,900
Derivative liability	-	(106,700)	(1,056,600)
Swap termination liability	-	33,200	3,075,300
Office lease liability	-	(172,000)	(164,400)
Maintenance reserves and accrued costs	-	60,600	(752,600)
Security deposits	-	-	200,000
Unearned revenue	-	-	(2,011,800)
Income taxes payable	(5,900)	(39,600)	(174,100)
Net cash (used in) provided by operating activities	(1,146,700)	(1,304,400)	3,975,500

Investing activities:
Prepayments for intangible assets	(1,000,000)	-	-
Proceeds from sale of aircraft held for lease, net of re-sale fees	-	-	13,851,800
Proceeds from sale of assets held for sale, net of re-sale fees	-	12,046,100	3,265,200
Net cash (used in) provided by investing activities	(1,000,000)	12,046,100	17,117,000

Financing activities:
Payments of dividends	(999,800)	-	-
Subscription fee advanced from the Plan Sponsor	-	10,953,100	-
Capital contribution into JHC	-	35,000	-
Repayment of notes payable – MUFG Credit Facility	-	(11,011,700)	(1,165,000)
Repayment of notes payable – Drake debt	-	(4,753,500)	-
Repayment of notes payable – Nord Term Loans	-	(703,100)	(16,823,100)
Issuance of notes payable – PPP Loan	-	170,000	276,400
Debt issuance costs	-	(5,200)	(1,707,000)
Net cash used in financing activities	(999,800)	(5,315,400)	(19,418,700)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,146,500)	5,426,300	1,673,800
Cash, cash equivalents and restricted cash, beginning of period/year	10,527,200	5,100,900	3,427,100
Cash, cash equivalents and restricted cash, end of period/year	$7,380,700	$10,527,200	$5,100,900

The components of cash and cash equivalents and restricted cash at the end of each of the periods presented consisted of:

	Successor	Predecessor
	December 31,	September 29,	December 31,
	2021	2021	2020

Cash and cash equivalents	$7,380,700	$10,527,200	$2,408,700
Cash and cash equivalents held for sale	-	-	345,900
Restricted cash held for sale	-	-	2,346,300
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$7,380,700	$10,527,200	$5,100,900

	Successor	Predecessor
	September 30, 2021 through December 31, 2021	Period from January 1, 2021 through September 29, 2021	Year ended December 31, 2020
Payment of interest expenses	$-	$186,500	$3,514,100
Payment of income tax expenses	$8,600	$4,000	$222,900

The accompanying notes are an integral part of these consolidated financial statements.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollar, except for share data and per share data, unless otherwise stated)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Mega Matrix Corp. (formerly “AeroCentury Corp.”) is a Delaware corporation incorporated in 1997. All references to the “Company,” or “AeroCentury” refers to AeroCentury Corp. together with its consolidated subsidiaries prior to March 25, 2022, and renamed “Mega Matrix Corp.” commencing on March 25, 2022, and, except where expressly noted otherwise or the context otherwise requires, its consolidated subsidiaries.

In August 2016, the Company formed two wholly-owned subsidiaries, ACY 19002 Limited (“ACY 19002”) and ACY 19003 Limited (“ACY 19003”) for the purpose of acquiring aircraft using a combination of cash and third-party financing (“UK LLC SPE Financing” or “special-purpose financing”) separate from the Company’s credit facility (the “MUFG Credit Facility”). The UK LLC SPE Financing was repaid in full in February 2019 as part of a refinancing involving new non-recourse term loans totaling approximately $44.3 million (“Nord Loans”) made to ACY 19002, ACY 19003, and two other newly formed special-purpose subsidiaries of the Company, ACY SN 15129 LLC (“ACY 15129”) and ACY E-175 LLC (“ACY E-175”), which were formed for the purpose of refinancing four of the Company’s aircraft using the Nord Loans. The Company sold its membership interest in ACY E-175 in March 2021.

On October 20, 2021, the Company setup Mega Metaverse Corp. (“Mega”), a wholly owned subsidiary incorporated in California. In December 2021, the Company launched its GameFi business in the metaverse ecosystem through Mega, and released its first NFT game “Mano” in late March of 2022. Mano is a competitive idle role-playing game (RPG) deploying the concept of GameFi in the innovative combination of NFTs (non-fungible token) and DeFi (decentralized finance) based on blockchain technology, with a “Play-to-earn” model that the players can earn while they play in Mega’s metaverse universe “alSpace”. Our alSpace metaverse platform is still currently being developed and undergoing upgrades. It is our intent that the alSpace universe will (i) support our NFT games to launch; (ii) provide an engine and studio where creators can create their own game and use alSpace; and (iii) create a marketplace where players and users place their in-game NFT other NFT to sell and trade. Failure to develop a robust alSpace metaverse universe will adversely affect our business objectives.

On December 23, 2021, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Certificate of Incorporation to (i) implement a 5-for-1 forward stock split of its issued and outstanding shares of common stock (the “Stock Split”), and (ii) to increase the number of authorized shares of common stock of the Company from 13,000,000 to 40,000,000, effective December 30, 2021.

On March 25, 2021, the Company changed its name from “AeroCentury Corp.” to “Mega Matrix Corp.” (“Name Change”) to better reflect its expansion into Metaverse and GameFi business. In connection with the Name Change, the Company changed its ticker symbol from “ACY” to “MTMT” on the NYSE American, effective on March 28, 2022.

Chapter 11 Bankruptcy Emergence

On March 29, 2021 (the “Petition Date”), the Company and certain of its subsidiaries in the U.S. (collectively, the “Debtors” and the “Debtors-in-Possession”) filed voluntary petitions for relief (collectively, the “Petitions”) under Chapter 11 of Title 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 cases (the “Chapter 11 Case”) are being jointly administered under the caption In re: AeroCentury Corp., et al., Case No. 21-10636.

The Plan was confirmed by the Bankruptcy Court on August 31, 2021, and the Company emerged from the bankruptcy proceedings on September 30, 2021 (“the Effective Date”).

Fresh Start Accounting

Upon emergence from bankruptcy, we adopted fresh start accounting in accordance with Accounting Standards Codification (ASC) Topic 852 – Reorganizations (ASC 852) and became a new entity for financial reporting purposes. As a result, the consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. References to “Successor” relate to our financial position and results of operations after the Effective Date. References to “Predecessor” refer to the financial position and results of operations of the Company and its subsidiaries on or before the Effective Date. See Note 4 for additional information related to fresh start accounting.

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

Upon application of fresh start accounting, we allocated the reorganization value to our individual assets and liabilities, except for deferred income taxes, based on their estimated fair values in conformity with ASC Topic 805, Business Combinations. The amount of deferred taxes was determined in accordance with ASC Topic 740, Income Taxes. The Effective Date fair values of our assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets, see Note 4.

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to generate cash flows from operations, and the Company’s ability to arrange adequate financing arrangements to support its working capital requirements.

Non-controlling interests

Non-controlling interests represent the equity interests of JHC that are not attributable, either directly or indirectly, to the Company. As of December 31, 2021, non-controlling equity holders held 24.17% equity interest in JHC.

Liquidity

As of April 15, 2021, the issuance date of the Company’s consolidated financial statements as of and for the year ended December 31, 2020, the Company had concluded that there was substantial doubt about its ability to continue as a going concern. The Company had suffered recurring losses from operations, was in default of its debt obligations under the credit facility, and had a net capital deficiency. The consolidated financial statements as of and for the year ended December 31, 2020, did not include any adjustments that might have resulted from the outcome of this uncertainty.

On September 30, 2021, the Company emerged from bankruptcy with a restructured balance sheet. As of December 31, 2021, the Company had total net assets of approximately $11.8 million and believes that this has alleviated the substantial doubt about the Company’s ability to continue as a going concern. As a result of the effectiveness of the Plan, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance date of the Company’s consolidated financial statements for the year ended December 31, 2021. Accordingly, the accompanying consolidated financial statements as of and for the year ended December 31, 2021, have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course business.

Impact of COVID-19

The Company’s business could be adversely affected by the effects of epidemics. COVID-19, a novel strain of coronavirus, has spread around the world. The ongoing COVID-19 Pandemic has had an overwhelming effect on all forms of transportation globally, but most acutely for the airline industry. The combined effect of fear of infection during air travel and international and domestic travel restrictions has caused a dramatic decrease in passenger loads in all areas of the world, not just in those countries with active clusters of COVID-19, but in airline ticket net bookings (i.e. bookings made less bookings canceled) of flights as well. This has led to significant cash flow issues for airlines, including some of the Company’s customers. The Predecessor provided lease payment reductions to customers, and also sold aircraft to the customers who failed to make scheduled lease payments.

In the short term, the COVID-19 pandemic has created uncertainties and risks. Based on the current situation, the Company does not expect a significant impact on the operations and financial results in the long run. The extent to which COVID-19 impacts the results of operations will depend on the future development of the circumstances, which is highly uncertain and cannot be predicted with confidence at this time.

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

The most significant estimates with regard to these consolidated financial statements are accounting for the application of fresh start accounting, realization of goodwill, current value of the Company’s assets held for sale, the amount and timing of future cash flows associated with each asset that are used to evaluate whether assets are impaired, accounting for income taxes, and the amounts recorded as allowances for doubtful accounts.

Comprehensive Income (Loss)

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

The Company’s restricted cash at December 31, 2020 was held for sale and was held in an account with the agent for the Company’s Nord Loans and disbursements from the account were subject to the control and discretion of the agent for payment of principal on the Nord Loans.

Finance Leases

In 2020, a customer under one of the Company’s sales-type leases exercised a purchase option for $215,000, resulting in a gain of $12,700. Another customer exercised purchase options totaling $3,536,500 under the Company’s three direct finance leases. A total of $2,734,600, representing security deposits and maintenance reserves paid by the customer during the lease terms was applied to the amounts due under the purchase options. Losses totaling $60,600 were recorded at the time the purchase options were exercised.

In 2020, two sales-type leases were substantially modified to reduce the amount of monthly payments and purchase option amounts due under the leases. Although the modifications would ordinarily have given rise to income or loss resulting from the changed term of the agreements, the lessee’s poor compliance with the lease terms led the Company to value the sales-type leases at the fair value of the collateral and, as such, the modifications did not give rise to any effect on income other than that related to the collateral value of the financed aircraft. As a result of payment delinquencies by the two customers, the Company recorded a bad debt allowance of $1,503,000 during 2020. The two leases remained treated as sales-type leases.

During the year ended December 31, 2021, the Company sold one aircraft under sales-type lease. As of December 31, 2021, the Company had no sales-type lease secured by an aircraft. The lease contained a lessee bargain purchase option at a price substantially below the subject asset’s estimated residual value at the exercise date for the option. Consequently, the Company classified the lease as a finance lease for financial accounting purposes. For such finance lease, the Company reported the discounted present value of (i) future minimum lease payments (including the bargain purchase option) and (ii) any residual value not subject to a bargain purchase option, as a finance lease receivable on its balance sheet, and accrued interest on the balance of the finance lease receivable based on the interest rate inherent in the applicable lease over the term of the lease.

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

The Company recorded impairment losses totaling $4.2 million and $28.8 million in 2021 and 2020, respectively, as a result of the Company’s determination that the carrying values for certain aircraft were not recoverable.

The 2021 impairment losses consisted of $4.2 million for five of its aircraft that were written down to their sales prices, less cost of sale.

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

Taxes

As part of the process of preparing the Company’s consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and GAAP purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through December 31, 2021, the impacts of COVID-19 pandemic on the worldwide airline industry and the Company’s recent filing for and emergence from protection under Chapter 11 of the bankruptcy code. Significant management judgment is required in determining the Company’s future taxable income for purposes of assessing the Company’s ability to realize any benefit from its deferred taxes. Based on its analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a valuation allowance of $12,409,500 for the year ended December 31, 2021.

The Company had recorded a valuation allowance of $7,493,800 for the year ended December 31, 2020, including some of its foreign deferred tax assets that are not expected to be realized based on limitations on the utilization of its foreign net operating losses of $718,000 for the year ended December 31, 2020.

The Company accrues non-income based sales tax, use tax, value added tax and franchise tax as other tax expense in the consolidated statement of operations.

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

The Company had an allowance for doubtful accounts of $300,000 and $1,503,000 at December 31, 2021 and December 31, 2020, respectively.

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

Concentration risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and receivables. The Company places its deposits with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party.

For the year ended December 31, 2020, the Company had six significant customers, five of which individually accounted for 27%, 23%, 19%, 15% and 14%, respectively, of operating lease revenue, and one of which accounted for 100% of finance lease revenue.

At December 31, 2020, the Company had receivables from two customers totaling $179,700 related to maintenance reserves for 2020, representing 70% of the Company’s total accounts receivable.

Recent Accounting Pronouncements

ASU 2016-13

The Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), in June 2016 (“ASU 2016-13”). ASU 2016-13 provides that financial assets measured at amortized cost are to be presented as a net amount, reflecting a reduction for a valuation allowance to present the amount expected to be collected (the “current expected credit loss” model of reporting). As such, expected credit losses will be reflected in the carrying value of assets and losses will be recognized before they become probable, as is required under the Company’s present accounting practice. In the case of assets held as available for sale, the amount of the valuation allowance will be limited to an amount that reflects the marketable value of the debt instrument. This amendment to GAAP is effective in the first quarter of 2023 for calendar-year SEC filers that are smaller reporting companies as of the one-time determination date. Early adoption is permitted beginning in 2019. The Company plans to adopt the new guidance on January 1, 2023, and has not determined the impact of this adoption on its consolidated financial statements.

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

3.	EMERGENCE FROM THE CHAPTER 11 CASES

On March 29, 2021, the Company and certain of its subsidiaries in the U.S. filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re: AeroCentury Corp., et al., Case No. 21-10636.

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

The principal terms of the Plan Sponsor Agreement were below:

●	Plan Sponsor Equity Investment. The Plan Sponsor Agreement provided for the issuance by the Company of 2,870,927 of Common Stock (“New ACY Shares”) at a purchase price equal to $3.85 per share, for an aggregate purchase price of US$11 million. The New ACY Shares issuance resulted in post-issuance pro forma ownership percentages of the Company common stock of (a) 65% held by the Plan Sponsor, and (b) 35% held by existing shareholders of the Company on the Effective Date (the “Legacy ACY Shareholders”).

●	New Capital Structure for JetFleet Holding Corp. (“JHC”). On the Effective Date, the following transactions relating to JHC equity ownership was executed:

a)	Cancellation of the Company’s Equity in JHC. All outstanding stock of JetFleet Holding Corp. (“JHC”) currently held 100% by the Company, was canceled.

b)	JHC Common Stock Issuance to Plan Sponsor and JHC Management. Plan Sponsor acquired 35,000 shares of common stock of JHC, and certain employees of JHC (“JHC Management”) who would be appointed to continue the legacy aircraft leasing business of the Company through JHC shall acquire 65,000 shares of common stock of JHC. All shares of common stock of JHC would be purchased at a price of $1 per share.

c)	JHC Series A Preferred Stock Issuance to the Company. The Company used $2 million of its proceeds from the Plan Sponsor’s purchase of New ACY Shares to purchase new JHC Series A Preferred Stock from JHC. The JHC Series A Preferred Stock shall carry a dividend rate of 7.5% per annum, shall be non-convertible and non-transferable, should be redeemable by JHC at any time, but shall only be redeemable by the Company after 7 years. The JHC Series A Preferred Stockholders shall in the aggregate constitute 74.83% of the voting equity of JHC, voting as a single class together with the outstanding JHC Common Stock.

d)	Distribution of Trust Interest in JHC Series B to Legacy ACY Shareholders. A trust (“Legacy Trust”) was established for the benefit of the Legacy ACY Shareholders, and JHC issued new JHC Series B Preferred Stock to the Legacy Trust. The JHC Series B Preferred Stock issued to the Legacy Trust will have an aggregate liquidation preference of $1, non-convertible, non-transferable, non-voting, will not pay a dividend, and will contain a mandatory, redeemable provision. The JHC Series B Preferred Stock was redeemable for an aggregate amount equal to (i) $1,000,000, if the JHC Series B Preferred Stock is redeemed after the first fiscal year for which JHC reports positive EBITDA for the preceding 12-month period, or (ii) $0.001 per share, if the JHC Series B Preferred Stock is redeemed prior the first fiscal year for which JHC reports positive EBITDA for the preceding 12-month period.

On September 30, 2021 (“Effective Date”) and pursuant to the Plan Sponsor Agreement, the Company entered into and consummated (the “Closing”) the transactions contemplated by a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Plan Sponsor, and Yucheng Hu, in the capacity as the representative for the Plan Sponsor  thereunder, pursuant to which the Company issued and sold, and the Plan Sponsor purchased, 14,354,635 shares of common stock (given effect to five for one forward stock split), par value $0.001 per share, of the Company (the “ACY Common Stock”) at $0.77 (given effect to five for one forward stock split) for each share of Common Stock, for an aggregate purchase price of approximately $11,053,100 (the “Purchase Price”). The Securities Purchase Agreement contained customary representations, warranties and covenants by the parties to such agreement.

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

Reorganization items incurred as a result of the Chapter 11 Cases presented separately in the accompanying consolidated statements of operations were as follows:

	Predecessor
	Period from January 1, 2021 through September 29, 2021	Year ended December 31, 2020
Gain on settlement of liabilities subject to compromise (Note 4)	$30,175,900	$-
Professional fees and other bankruptcy related costs	(2,437,600)	-
Reorganization items, net	$27,738,300	$-

The Company incurred significant costs associated with the reorganization, primarily legal and professional fees. Subsequent to the Petition Date, these costs were expensed as incurred and significantly affected our consolidated results of operations.

4.	FRESH START ACCOUNTING

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

Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Each asset and liability existing as of the Effective Date, other than deferred taxes, have been stated at the fair value, and determined at appropriate risk-adjusted interest rates. Deferred taxes were determined in conformity with applicable accounting standards.

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

The Effective Date estimated fair values of certain of the Company’s assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the Company’s consolidated financial statements on or after September 30, 2021 are not comparable to the Company’s consolidated financial statements as of or prior to that date.

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

Under the GPCM, the Company’s enterprise value was estimated by performing an analysis of publicly traded companies that operate in a similar industry. A range of Enterprise Value / EBITDA (EV/EBITDA) multiples were selected based on the financial and operating attributes of the Company relative to the comparable publicly traded companies. The selected range of multiples were applied to the Company’s forecasted EBITDA to estimate the enterprise value of the Company.

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

The following table reconciles the enterprise value to the estimated fair value of the Successor common stock as of the Effective Date:

Enterprise value	$18,883,100
Less: Fair value of accounts payable and accrued expenses	(1,512,100)
Less: Accrued payroll	(232,100)
Less: Income tax payable	(19,600)
Less: Deferred tax liabilities	(114,500)
Fair value of successor shareholders’ equity	$17,004,800
Shares issued and outstanding upon emergence*	22,084,055
Per share value*	$0.77

*	Retrospectively restated to give effect to five for one forward stock split effective December 30, 2021.

The adjustments set forth in the following Consolidated Balance Sheet reflect the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”).

	Predecessor					Successor
	September 29, 2021	Reorganization adjustments		Fresh start adjustments		September 30, 2021
Assets:
Cash and cash equivalents	$10,527,200	$98,400	a	-		10,625,600
Accounts receivable	-	-		-		-
Finance leases receivable, net	450,000	-		-		450,000
Taxes receivable	1,234,500	-		-		1,234,500
Prepaid expenses and other assets	1,884,400	-		-		1,884,400
Goodwill	-	-		4,688,600	a	4,688,600
Assets held for sale	31,149,300	(31,149,300	)b	-		-
Total assets	$45,245,400	$(31,050,900)		$4,688,600		$18,883,100
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued expenses	$1,513,700	$(1,600	)a	$-		$1,512,100
Accrued payroll	232,100	-		-		232,100
Notes payable and accrued interest, net	38,675,300	(38,675,300	)b	-		-
Lease liability	780,500	(780,500	)b	-		-
Maintenance reserves	2,061,200	(2,061,200	)b	-		-
Accrued maintenance costs	46,100	(46,100	)b	-		-
Security deposits	466,000	(466,000	)b	-		-
Unearned revenues	-	-		-		-
Income taxes payable	19,600	-		-		19,600
Deferred tax liabilities	114,500	-		-		114,500
Subscription fee advanced from the Plan Sponsor	10,953,100	(10,953,100	)c	-		-
Total liabilities	54,862,100	(52,983,800)		-		1,878,300

Equity (Deficit):
Preferred stock	-	-		-		-
Common stock	7,700	14,400	c	-		22,100
Paid-in capital	16,811,900	170,800	cd	-		16,982,700
Accumulated deficit	(23,399,000)	18,710,400	e	4,688,600	a	-
	(6,579,400)	18,895,600		4,688,600		17,004,800
Treasury stock	(3,037,300)	3,037,300	d	-		-
Total Mega Matrix Corp. (formerly “AeroCentury Corp.”) stockholders’ equity (deficit)	(9,616,700)	21,932,900		4,688,600		17,004,800
Total liabilities and Equity (Deficit)	$45,245,400	$(31,050,900)		$4,688,600		$18,883,100

Reorganization adjustment

In accordance with the Plan of Reorganization, the following adjustments were made:

(a)	Reflects final instalment of subscription fees of $100,000 for 14,354,635 common stocks (given effect to five for one forward stock split) paid by the Plan Sponsor, against the bank charges of $1,600

(b)	Reflects settlement of liabilities subject to compromise by the assets held for sale.

As part of the Plan of Reorganization, the Bankruptcy Court approved the settlement of claims reported within Liabilities subject to compromise in the Company’s Consolidated balance sheet at their respective allowed claim amounts. The table below indicates the disposition of Liabilities subject to compromise:

Liabilities subject to compromise pre-emergence
Accrued maintenance costs	$46,100
Lease liability	780,500
Maintenance reserves	2,061,200
Security deposits	466,000
Drake Indebtedness	38,675,300
42,029,100
Less: Amounts settled per the Plan of Reorganization
Aircraft included in the assets held for sale	(31,149,300)
Reorganization gain per the Plan of Reorganization	$10,879,800
Add: Gain on settlement of liabilities subject to compromise before Plan of Reorganization*	19,296,100
Reorganization gain	$30,175,900

*

The predecessor of the Company started to sell its aircraft before it filed Petitions under Chapter 11 in March 2021, and continued the sales of aircraft through the receipt of the Plan of the Reorganization. As of September 29, 2021, the Company closed sales of five aircraft with carrying amount of $22.3 million, and the proceeds from the sales were settled against the liabilities subject to compromise of $41.6 million, and the Company recognized reorganization gains of $19.3 million.

(c)	Reflects issuance of 14,354,635 common stocks (given effect to five for one forward stock split) to the Plan Sponsor, at per share of $0.77 (given effect to five for one forward stock split), with total subscription fee of $11,053,100, among which $10,953,100 was paid before September 29, 2021 and $100,000 was paid on September 30, 2021.

(d)	Reflects cancellation of paid-in capital of $10,867,900 and treasury stock of $3,037,300 attributable to predecessor shareholders

(e)	Reflects the cumulative impacts of reorganization adjustments.

Reorganization gain per the Plan of Reorganization	$10,879,800
Cancellation of paid in capital and treasury stock	7,830,600
$18,710,400

Fresh start adjustment

(a)	Reflects the excess of enterprise value over the fair value of total assets. On the effective date, the carrying amount of total assets approximated the fair value.

Enterprise value	$18,883,100
Less: Fair value of total assets	(14,194,500)
Goodwill	$4,688,600

5.	AIRCRAFT LEASE ASSETS

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

In 2020 and 2021, three and nil, respectively, of the Company’s operating lease assets were subject to manufacturer residual value guarantees totaling approximately $13.7 million at the end of their lease terms in the second quarter of 2027. The Company considers the best market for re-leasing and/or selling its assets at the end of its leases, although it does not expect to retain ownership of the assets under sales-type leases given the lessees’ bargain purchase options or required purchase.

During 2020, the Company recorded impairment losses totaling $14,639,900 for seven of its aircraft held for lease, comprised of (i) $7,006,600 for two aircraft that were written down to their sales prices, less cost of sale and (ii) $7,633,300 for five aircraft that were written down based on third-party appraisals.

During 2021, the Company recorded impairment losses totaling $4,204,400 for five of its aircraft held for sale that were written down to their sales prices, less cost of sale.

(a) Assets Held for Lease

At December 31, 2021, the Company had one regional jet aircraft held for lease. As of December 31, 2020, the Company had four regional jet aircrafts and two Turboprop aircrafts held for lease.

The Company did not purchase any aircraft held for lease during 2021 and 2020. During the years ended December 31, 2021 and 2020, the Company sold one and two aircraft that had been held for lease, resulting in a loss of $194,900 and a gain of $118,500, respectively.

None of the Company’s aircraft held for lease were off lease at December 31, 2020. The Company had nine aircraft that are held for sale as of December 31, 2020: (i) three regional jet aircraft that are on lease and were sold in March 2021; (ii) three off-lease regional jet aircraft; (iii) one off-lease turboprop aircraft and (iv) two turboprop aircraft that are being sold in parts.

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

As a result of the Sale Order approved by the Bankruptcy Court in May 2021, the Company reclassified all of its aircraft under sales-type and finance leases to held for sale.

At December 31, 2021, September 29, 2021 and December 31, 2020, the net investment included in sales-type leases and direct financing leases receivable were as follows:

	Successor	Predecessor
	December 31,	September 29,	December 31,
	2021	2021	2020

Gross minimum lease payments receivable	$300,000	$1,597,000	$4,138,000
Less unearned interest	-	-	(88,000)
Allowance for doubtful accounts	(300,000)	(1,147,000)	(1,503,000)
Finance leases receivable	$-	$450,000	$2,547,000

As of December 31, 2021, there were no minimum future payments receivable under finance leases.

6.	ASSETS AND LIABILITIES HELD FOR SALE

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

As a result of the Sale Order approved by the Bankruptcy Court in May 2021, the Company, with the exception of one aircraft that is collateral for a sales-type lease receivable, reclassified all of its remaining aircraft to held for sale. On the Effective date, pursuant to the Plan of Reorganization, the Company settled the liabilities subject to compromise by these assets held for sale. See Note 4 – reorganization adjustment (b). Accordingly, the Company did not have assets or liabilities held for sale as of December 31, 2021.

The table below sets forth   the assets and liabilities that were classified as held for sale at December 31, 2021, September 29, 2021 and December 31, 2020:

	Successor	Predecessor
	December 31,	September 29,	December 31,
	2021	2021	2020

Cash and cash equivalents	$-	$-	$345,900
Restricted cash	-	-	2,346,300
Aircraft and Part-out Assets	-	31,149,300	38,146,700
Notes payable and accrued interest, net	-	-	(13,836,900)
Derivative liability	-	-	(767,900)

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

(c) Part-out Assets

The Company owned two aircraft being sold in parts (“Part-out Assets”). During 2020, the Company received $391,800 in cash and accrued $34,400 in receivables related to the Part-out Assets. These amounts were accounted for as follows: $117,400 reduced accounts receivable for parts sales accrued in the fourth quarter of 2019; $239,900 reduced the carrying value of the parts; and $68,900 was recorded as gains in excess of the carrying value of the parts.

7.	OPERATING SEGMENTS

For the year ended December 31, 2021, the Company had two business segments which were comprised of 1) the leasing of regional aircraft to foreign and domestic regional airlines, and 2) the newly launched GameFi business. Because the GameFi business has not commenced operations, the assets and liabilities, revenues and expenses are related to the business of leasing of regional aircraft to foreign and domestic regional airlines. For the year ended December 31, 2020, the Company operated in one business segment, the leasing of regional aircraft to foreign and domestic regional airlines, and therefore does not present separate segment information for lines of business.

Approximately 50% and 50% of the Company’s operating lease revenue was derived from lessees domiciled in the United States during 2021 and 2020, respectively. All revenues relating to aircraft leased and operated internationally, with the exception of rent payable in Euros for one and two of the Company’s aircraft for the years ended December 31, 2021 and 2020, respectively, are denominated and payable in U.S. dollars.

The tables below set forth geographic information about the Company’s operating lease revenue and net book value for leased aircraft and aircraft equipment, grouped by domicile of the lessee:

Operating Lease Revenue

	Successor	Predecessor
	December 31,	September 29,	December 31,
	2021	2021	2020
North America	$540,000	$4,060,400	$10,119,100
Europe	-	1,693,500	5,349,000
	$540,000	$5,753,900	$15,468,100

Net Book Value of Aircraft and Aircraft Engines Held for Lease

	Successor	Predecessor
	December 31,	September 29,	December 31,
	2021	2021	2020
North America	$-	$-	$30,433,100
Europe and United Kingdom	-	-	15,330,000
	$-	$-	$45,763,100

Finance lease revenue for the year ended December 31, 2020 was all from Europe and United Kingdom.

8.	NOTES PAYABLE AND ACCRUED INTEREST

At December 31, 2020, the Company’s notes payable and accrued interest consisted of the following:

December 31,
2020
MUFG Credit Facility/Drake Loan:
Principal	$88,557,000
Unamortized debt issuance costs	(780,900)
Accrued interest	739,000
Paycheck Protection Program Loan:
Principal	276,400
Accrued interest	1,700
Subtotal	$88,793,200
Nord Loans held for sale:
Principal	14,091,300
Unamortized debt issuance costs	(313,400)
Accrued interest	59,000
$13,836,900

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

The Nord Loans include covenants that impose various restrictions and obligations on the LLC Borrowers, including covenants that require the LLC Borrowers to obtain Nord consent before they can take certain specified actions, and certain events of default. If an event of default occurs, subject to certain cure periods for certain events of default, Nord would have the right to terminate its obligations under the Nord Loans, declare all or any portion of the amounts then outstanding under the Nord Loans to be accelerated and due and payable, and/or exercise any other rights or remedies it may have under applicable law, including foreclosing on the assets that serve as security for the Nord Loans. The Company was in default of its obligation to make its quarterly payments due on March 24, 2020 and June 24, 2020.

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

(d) Paycheck Protection Program Loan

On May 20, 2020, JetFleet Management Corp. (the “PPP Borrower”), a subsidiary of the Company., was granted a loan (the “PPP Loan”) from American Express National Bank in the aggregate amount of $276,353, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

The PPP Loan, which was in the form of a Note dated May 18, 2020 issued by the PPP Borrower and is included in the Company's notes payable and accrued interest, matures on April 22, 2022 and bears interest at a rate of 1.00% per annum, payable in 18 monthly payments commencing on October 19, 2021. The Note may be prepaid by the PPP Borrower at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs and any payments of certain covered interest, lease and utility payments. The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Although the Company has applied for forgiveness and expects that all or a significant portion of the PPP loan will be forgiven, no assurance can be provided that the Company will obtain such forgiveness. The Company was granted a second PPP Loan in February 2021.

As of September 29, 2021, notes payable and accrued interest are included in the liabilities subject to compromise. See Note 4 – reorganization adjustment (b). As part of the Plan of Reorganization, the Bankruptcy Court approved the settlement of claims reported within Liabilities subject to compromise in the Company’s Consolidated balance sheet at their respective allowed claim amounts. Accordingly, the Company did not have notes payable or accrued interest as of December 31, 2021.

At December 31, 2021 and September 29, 2021, the Company’s notes payable and accrued interest subject to compromise consisted of the following.

	Successor	Predecessor
	December 31, 2021	September 29, 2021
Drake Indebtedness, subject to compromise:
Principal	$-	$38,675,300

9.	DERIVATIVE INSTRUMENTS

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

(a) MUFG Swaps

The two interest rate swaps entered into by the Company (the “MUFG Swaps”) were intended to protect against the exposure to interest rate increases on $50 million of the Company’s MUFG Credit Facility debt prior to its sale to Drake during the fourth quarter of 2020. The MUFG Swaps had notional amounts totaling $50 million and were to extend through the maturity of the MUFG Credit Facility in February 2023. Under the ISDA agreement for these interest rate swaps, defaults under the MUFG Credit Facility gave the swap counterparty the right to terminate the interest rate swaps with any breakage costs being the liability of the Company.

In October 2019, the Company determined that it was no longer probable that forecasted cash flows for its two interest rate swaps with a nominal value of $50 million would occur as scheduled as a result of the Company’s defaults under the MUFG Credit Facility. Therefore, those swaps were no longer subject to hedge accounting and changes in fair market value thereafter were recognized in earnings as they occurred. As a result of the forecasted transaction being not probable to occur, accumulated other comprehensive loss of $1,421,800 related to the MUFG Swaps was recognized as interest expense for the year ended December 31, 2020. The two swaps related to the MUFG Credit Facility were terminated in March 2020 and the Company incurred a $3.1 million obligation, recorded as interest expense and derivative termination liability, in connection with such termination, payment of which was due no later than the March 31, 2021 maturity of the Drake Indebtedness.

The derivative termination liability was included in the liabilities subject to compromise. As part of the Plan of Reorganization, the Bankruptcy Court approved the settlement of claims reported within Liabilities subject to compromise in the Company’s Consolidated balance sheet at their respective allowed claim amounts. See Note 4 – reorganization adjustment (b). Accordingly, the Company did not have derivative termination liability as of December 31, 2021.

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

In March 2020, the Company determined that the future hedged interest payments related to its Nord Swaps were no longer probable of occurring, as a result of lease payment defaults for the aircraft owned by ACY 19002 and ACY 19003 and conversations with the lessee for the three aircraft owned by ACY E-175 regarding likely rent concessions, and consequently de-designated all five Nord Swaps as hedges because the lease payments that were used to service the Nord Loans associated with the Nord Swaps were no longer probable to occur. As a result of de-designation, future changes in market value were recognized in ordinary income and AOCI was reclassified to ordinary income as the forecasted transactions occurred. In December 2020, the Company determined that the payments after February 2021 for the three remaining Nord Swaps were probable not to occur as a result of the Company’s agreement to sell its interest in ACY E-175 during the first quarter of 2021. The Company has reflected the following amounts in its net income (loss) and comprehensive income (loss) for the relevant periods:

	Successor	Predecessor
	September 30, 2021 through December 31, 2021	Period from January 1, 2021 through September 29, 2021	Year ended December 31, 2020
Change in value of undesignated interest rate swaps	$-	$(48,700)	$1,979,800
Reclassification from other comprehensive income to interest expense		2,600	1,150,900
Reclassification from other comprehensive income to interest expense – forecasted transaction probable not to occur	-	-	1,167,700
Included in interest expense	$-	$(46,100)	$4,298,400

	Successor	Predecessor
	September 30, 2021 through December 31, 2021	Period from January 1, 2021 through September 29, 2021	Year ended December 31, 2020
Loss on derivative instruments deferred into other comprehensive income/(loss)	$-	$-	$(575,000)
Reclassification from other comprehensive income to interest expense	-	2,600	1,150,900
Reclassification from other comprehensive income to interest expense – forecasted transaction probable not to occur	-	-	1,167,700
Change in accumulated other comprehensive income	$-	$2,600	$1,743,600

At December 31, 2021 and 2020, the fair value of the Company’s interest rate swaps was $nil and $767,900 respectively.

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

10.	LEASE RIGHT OF USE ASSETS AND LIABILITIES

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

In addition to a fixed monthly payment schedule, the office lease also included an obligation for the Company to make future variable payments for certain common areas and building operating and lessor costs, which were recognized as expense in the periods in which they are incurred. As a direct pass-through of applicable expense, such costs were not allocated as a component of the lease.

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

In March 2020, the Company elected not to exercise the extension options for its office lease. The lease liability associated with the office lease was calculated at March 31, 2020 by discounting the fixed, minimum lease payments over the remaining lease term, including the below-market extension periods, at a discount rate of 7.25%, which represents the Company’s estimate of the incremental borrowing rate for a collateralized loan for the type of underlying asset that was the subject of the office lease at the time the lease liability was evaluated. As a result of non-exercise of its extension option, the Company reduced the lease liability to reflect only the three remaining rent payments in the second quarter of 2020.

In July 2020, the lease for the Company’s office lease was extended for one month to July 31, 2020 at a rate of $10,000. The Company signed a lease for a smaller office suite in the same building effective August 1, 2020. The lease provided for a term of 30 months expiring on January 31, 2023, at a monthly base rate of approximately $7,400, with no rent due during the first six months. The Company recognized an ROU asset and lease liability of $169,800, both of which were non-cash items and are not reflected in the consolidated statement of cash flows. No cash was paid at the inception of the lease, and a discount rate of 3% was used, based on the interest rates available on secured commercial real estate loans available at the time. Upon emergence from bankruptcy on September 30, 2021, the Company terminated the office lease agreement, and the Company had no right of use assets or lease liabilities as of September 29, 2021 and December 31, 2021.

The Company recognized rental expenses as follows:

	Successor	Predecessor
	September 30, 2021 through December 31, 2021	Period from January 1, 2021 through September 29, 2021	Year ended December 31, 2020

Fixed rental expense during the year	$20,500	$172,200	$552,200
Variable lease expense	-	-	23,100
Lease expenses	$20,500	$172,200	$575,300

11.	FAIR VALUE MEASUREMENT

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

The Successor of the Company had no interest rate swaps on December 31, 2021 and for the period from September 30, 2021 through December 31, 2021.

The Predecessor of the Company had no interest rate swaps since April 2021. In the period from January 1, 2021 through September 29, 2021, the Predecessor of the Company recorded realized gains from interest rate swaps of $48,700 through the consolidated statement of operations as an increase in interest expense.

As of December 31, 2020, the Company measured the fair value of its interest rate swaps of $14,091,300 (notional amount) based on Level 2 inputs, due to the usage of inputs that can be corroborated by observable market data. The Company estimates the fair value of derivative instruments using a discounted cash flow technique and has used creditworthiness inputs that corroborate observable market data evaluating the Company’s and counterparties’ risk of non-performance. The interest rate swaps had a net fair value liability of $767,900 as of December 31, 2020. In the year ended December 31, 2020, $1,979,800 was realized through the consolidated statement of operations as an increase in interest expense.

The following table shows, by level within the fair value hierarchy, the predecessor periods of the Company’s assets and liabilities at fair value on a recurring basis as of September 29, 2021 and December 31, 2020:

	September 29, 2021 (Predecessor)				December 31, 2020 (Predecessor)
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivatives	$-	-	$-	-	$(767,900)	$-	$(767,900)	$-
Total	$-	$-	$-	$-	$(767,900)	$-	$(767,900)	$-

There were no transfers into or out of Level 3 during the year ended December 31, 2020, or during the period from January 1, 2021 through September 29, 2021.

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

The Successor of the Company did not record impairment against assets held for sale, because the Effective Date was the same as the reporting date of September 30, 2021.

During the period from July 1 through September 29, 2021, the Predecessor of the Company settled the liabilities subject to compromise by the aircraft included in the assets held for sale, and no impairment losses were recorded. See Note 4 - reorganization adjustment (b). For the period from January 1, 2021 through September 29, 2021, the Company recorded impairment losses of $4,204,400 on five assets held for sale, based on appraised values or expected sales proceeds, which had an aggregate fair value of $29,333,100. During 2020, the Company recorded impairment losses totaling $28,751,800. Of this total, $14,639,900 was for seven of its aircraft held for lease, comprised of (i) $7,006,600 for two aircraft that were written down to their estimated sales prices, less cost of sale and were sold in 2020 and (ii) $7,633,300 for five aircraft that were written down based on third-party appraisals. The Company also recorded losses of $11,337,200 for a turboprop aircraft and three regional jet aircraft that are held for sale and that were written down based on third-party appraisals and $2,774,700 for two turboprop aircraft that are being sold in parts and three regional jet aircraft based on their estimated sales prices, less cost of sale.

The following table shows, by level within the fair value hierarchy, the Company’s assets at fair value on a nonrecurring basis as of September 29, 2021 and December 31, 2020:

	Assets Written Down to Fair Value (Predecessor)								Total Losses (Predecessor)
	September 29, 2021				December 31, 2020
	Level				Level
	Total	1	2	3	Total	1	2	3	Period from January 1, 2021 through September 29, 2021	Year ended December 31, 2020
Assets held for lease	$-	$-	$-	$-	$32,650,000	$-	$-	$32,650,000	$-	$7,633,300
Assets held for sale	-	-	-	-	38,041,600	-	-	38,041,600	4,204,400	14,111,900
Total	$-	$-	$-	$-	$70,691,600	$-	$-	$70,691,600	$4,204,400	$21,745,200

There were no transfers into or out of Level 3 during the year ended December 31, 2020, or during the period from January 1, 2021 through September 29, 2021.

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable, amounts borrowed under the MUFG Credit Facility and Drake Loan, notes payable under special-purpose financing, its derivative termination liability and its derivative instruments. The fair value of accounts receivable, accounts payable and the Company’s maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments because of their short-term maturity. The fair value of finance lease receivables approximates the carrying value. The fair value of the Company’s derivative instruments is discussed in Note 9 and in this note above in “Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis.”

Borrowings under the Company’s Drake Loan bore floating rates of interest that reset periodically to a market benchmark rate plus a credit margin. The Company believes the effective interest rate under the Drake Loan approximates current market rates, and therefore that the outstanding principal and accrued interest of $89,296,000 at December 31, 2020, approximate their fair values on such date. The fair value of the Company’s outstanding balance of its Drake Loan is categorized as a Level 3 input under the GAAP fair value hierarchy.

The Company believes the effective interest rate under the special-purpose financings approximates current market rates for such indebtedness at the dates of the consolidated balance sheets, and therefore that the outstanding principal and accrued interest of $14,150,300 approximate their fair values at December 31, 2020. Such fair value is categorized as a Level 3 input under the GAAP fair value hierarchy.

As part of the Plan of Reorganization, the Bankruptcy Court approved the settlement of claims reported within Liabilities subject to compromise in the Company’s Consolidated balance sheet at their respective allowed claim amounts. Accordingly, the Company did not have finance leases receivable, amounts borrowed under the MUFG Credit Facility and Drake Loan, notes payable under special-purpose financing, its derivative termination liability and its derivative instruments as of December 31, 2021.

As a result of payment delinquencies by the Company’s two customers of aircraft subject to sales-type finance leases, the Company recorded a bad debt allowance of $1,297,000 and $1,503,000 during 2021 and 2020, respectively. The finance lease receivables are valued at their collateral value under the practical expedient alternative.

There were no transfers in or out of assets or liabilities measured at fair value under Level 3 during 2021 or 2020.

12.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of the Company’s business, the Company may be subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations.

13.	INCOME TAXES

Income tax provision/(benefit) were comprised of the following:

	Successor	Predecessor
	September 30, 2021 through December 31, 2021	Period from January 1, 2021 through September 29, 2021	Year ended December 31, 2020
Current income tax provision
Federal	$-	$16,900	$(11,400)
State	3,200	4,000	4,000
Foreign	(500)	50,000	(20,100)
	2,700	70,900	(27,500)
Deferred income tax provision (benefits)
Federal	$(2,027,100)	(1,640,000)	(9,589,200)
State	(28,200)	(103,800)	(90,700)
Foreign	11,400	(1,700)	(1,351,100)
Valuation allowance	1,929,400	1,804,400	7,493,800
	(114,500)	58,900	(3,537,200)
Income tax provision (benefits)	$(111,800)	$129,800	$(3,564,700)

Total income tax provision (benefit) differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	Successor	Predecessor
	September 30, 2021 through December 31, 2021	Period from January 1, 2021 through September 29, 2021	Year ended December 31, 2020
Income tax provision (benefit) at statutory federal income tax rate	$(880,300)	$1,711,500	$(9,619,800)
State tax expense (benefit), net of federal benefit	(200)	80,200	(67,200)
Foreign tax expenses (benefit)	581,900	200,800	(1,375,000)
Non-deductible management and acquisition fees	-	593,500	-
PPP loan forgiveness	(59,900)	-	-
Non-taxable income	(4,037,200)	(4,260,600)	-
Other non-deductible expenses	187,600	-	3,500
Valuation allowance	4,096,300	1,804,400	7,493,800
Income tax provision (benefits)	$(111,800)	$129,800	$(3,564,700)

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

	Successor	Predecessor
	December 31,	September 29,	December 31,
	2021	2021	2020
Deferred tax assets:
Debt basis differences	$8,560,700	$8,560,700	$-
Current and prior year tax losses	7,970,100	4,093,400	9,616,600
Deferred interest expense	4,110,900	4,136,200	3,631,600
Foreign tax credit	705,600	705,600	573,900
Maintenance reserves	-	-	390,500
Deferred derivative losses	-	-	81,100
Deferred maintenance, bad debt allowance and other	-	-	59,900
Accrued vacation and others	40,500	51,200	-
	21,387,800	17,547,100	14,353,600
Valuation allowance	(12,409,500)	(8,637,800)	(7,493,800)
Deferred tax assets, net of valuation allowance	$8,978,300	$8,909,300	$6,859,800

Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	$(6,556,600)	$(6,581,300)	$(5,654,700)
Deferred income	(2,421,700)	(2,421,700)	(58,000)
Leasehold interest	-	-	3,800
Unrealized foreign exchange gain	-	(20,800)	-
Deferred tax liabilities	(8,978,300)	(9,023,800)	(5,708,900)
Net deferred tax assets/(liabilities), net of valuation allowance and deferred tax liabilities	$-	$(114,500)	$1,150,900

Reported as:

	Successor	Predecessor
	December 31,	September 29,	December 31,
	2021	2021	2020
Deferred tax assets	$12,409,500	$8,523,300	$8,644,700
Deferred tax liabilities	-	-	-
Valuation allowance	(12,409,500)	(8,637,800)	(7,493,800)
Net deferred tax assets/(liabilities)	$-	$(114,500)	$1,150,900

Consolidated deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and federal income tax purposes and are measured at enacted tax rates. The Company’s deferred tax items are measured at an effective federal tax rate of 21.47% as of December 31, 2021 and 2020.

The CARES Act included provisions under which the amount of deductible interest increased from 30% to 50% of adjusted taxable income for the 2019 and 2020 years. The Company’s adjusted taxable income is computed without regard to any: (1) item of income, gain, deduction or loss, which is not allocable to its trade or business; (2) business interest income or expense; (3) net operating loss deduction; and (4) depreciation, amortization or depletion for tax years beginning before January 1, 2022, but taking into account depreciation, amortization, and depletion thereafter. The amount of interest deferred under this provision may be carried forward and deducted in years with excess positive adjusted taxable income. The Company had total disallowed interest expense for the years ended December 31, 2021 and 2020, of $3.1 million and $16.8 million, respectively. The cumulative deferred interest expense of $19.6 million may be carried forward indefinitely until the Company has excess positive adjusted taxable income against which it can deduct the deferred interest balance.

The current year federal operating loss carryovers of approximately $2.3 million will be available to offset 80% of annual taxable income in future years. Approximately $16 million of federal net operating loss carryovers may be carried forward through 2037 and the remaining $23.0 million federal net operating loss carryovers may be carried forward indefinitely. The current year state operating loss carryovers of approximately $0.9 million will be available to offset taxable income in the two preceding years and in future years through 2041. As discussed below, the Company does not expect to utilize the net operating loss carryovers remaining at December 31, 2021 in future years.

During the year ended December 31, 2021, the Company had pre-tax profits from domestic sources of approximately $5.6 million and pre-tax profits from foreign sources of approximately $3.0 million. The Company had pre-tax loss from domestic sources of approximately $6.8 million and pre-tax loss from foreign sources of approximately $39 million for the year ended December 31, 2020. The year-over-year increase in profit before taxes is mostly driven by the cancellation of debt income from the Company's reorganization plan. The Company’s foreign tax credit carryover will be available to offset federal tax expense in future years through 2030.

As of December 31, 2021, the Company has a full valuation allowance of approximately $12.4 million against its net deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences, for which realization cannot be considered more likely than not at this time. In assessing the need for a valuation allowance, the Company considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Recent negative operating results, internal bankrupt reorganization and default on its credit facility has caused the Company to be in a cumulative loss position as of December 31, 2021.

As of December 31, 2020, the Company had a valuation allowance of approximately $7.5 million. The net deferred tax assets of $1.15 million at December 31, 2020, represented expected future refunds for taxes previously paid and recoverable from net operating loss carrybacks of foreign subsidiaries that were not parties to the U.S. bankruptcy proceedings.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017. At December 31, 2021 and 2020, the Company had a balance of accrued tax, penalties and interest totaling $66,200 and $74,000, respectively, related to unrecognized tax benefits on its non-U.S. operations included in the Company’s accounts and taxes payable. The Company anticipates decreases of approximately $10,000 to the unrecognized tax benefits within twelve months of this reporting date. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,	December 31,
	2021	2020
Balance at January 1	$74,000	$94,400
Additions for prior years’ tax positions	800	5,100
Reductions from expiration of statute of limitations	(8,600)	(25,500)
Balance at December 31	$66,200	$74,000

The Company accounts for interest related to uncertain tax positions as interest expense, and for income tax penalties as tax expense.

14.	SUBSEQUENT EVENTS

1)	Regain compliance with NYSE

The Company received notice from the NYSE American LLC (the “NYSE American”) on September 11, 2020 that it was not in compliance with Section 1003(a)(i) – (iii) of the NYSE American Company Guide (the “Company Guide”).  Subsequently, the Company received notice from the NYSE American on May 28, 2021 that it was not in compliance with Section 1003(a)(ii) of the Company Guide.

As a result of management’s efforts, on March 11, 2022, the NYSE American informed the Company that it has regained compliance by meeting the exemption requirements under Section 1003(a) of the Company Guide of having at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000, and 400 round lot shareholders.

2)	Change of company name and ticker symbol

On March 25, 2022, the Company changed its name from “AeroCentury Corp” to “Mega Matrix Corp.” (“Name Change”) to better reflect its expansion into Metaverse and GameFi business. In connection with the Name Change, the Company changed its ticker symbol from “ACY” to “MTMT” on the NYSE American, effective on March 28, 2022.

3)	Issuance of 65,000 common shares of JHC

In January 2022, JHC granted 65,000 common shares of JHC to six of its management under 2022 Equity Incentive Plan of JHC.