Form 10-Q
period 2022-03-31
Mega Matrix Corp.
filed 2022-05-16
CIK 1036848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13387

MEGA MATRIX CORP.

(Exact name of registrant as specified in its charter)

Delaware	94-3263974
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3000 El Camino Real, Bldg. 4, Suite 200, Palo Alto, CA	94306
(Address of principal executive offices)	(Zip Code)

(650) 340-1888

(Registrant’s telephone number, including area code)

AEROCENTURY CORP.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MTMT	NYSE American Exchange LLC

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of May 10, 2022 was 22,084,055.

MEGA MATRIX CORP.

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the Company’s plans and objectives for future operations, the Company’s future financial or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology, are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”), filed with the Securities and Exchange Commission (SEC) on March 30, 2022. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference into this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

All forward-looking statements and descriptions of risks included in this report are made as of the date hereof based on information available to the Company as of the date hereof, and except as required by applicable law, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult the risks and other disclosures described in the reports the Company files from time to time with the SEC after the date of this report for updated information.

NOTE

On December 30, 2021, we implemented a five (5) for one (1) forward stock split (the “Forward Stock Split”) of our issued and outstanding common stock, par value $0.001 per share. References to our common stock in this report have been adjusted to give effect to the Forward Stock Split.

On March 25, 2022, we changed our name from Aerocentury Corp. to Mega Matrix Corp. to better reflect our expansion into Metaverse and the GameFi businesses. All references in this Quarterly Report, unless the context indicates otherwise, to “AeroCentury” refers to AeroCentury Corp. and the “Company,” “we,” “us,” and “our” refers to AeroCentury together with its consolidated subsidiaries prior to March 25, 2022 and renamed “Mega Matrix Corp.” commencing on March 25, 2022, and, except where expressly noted otherwise or the context otherwise requires, its consolidated subsidiaries.

ii

PART I - Financial Information

Item 1. Financial Statements

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(US Dollar, except for share and per share data, unless otherwise stated)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$5,006,900	$7,380,700
Digital assets	319,700	-
Finance leases receivable, net	200,000	-
Taxes receivable	1,201,000	1,235,200
Prepaid expenses and other assets	561,700	645,100
Goodwill	4,688,600	4,688,600
Intangible assets	972,200	-
Deposit for intangible assets	-	1,000,000
Total assets	$12,950,100	$14,949,600

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,568,100	$2,961,300
Accrued payroll	164,800	161,300
Income taxes payable	15,200	13,700
Total liabilities	1,748,100	3,136,300

Commitments and contingencies (Note 12)

Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 22,084,055 and 22,084,055 shares outstanding at March 31, 2022 and December 31, 2021	22,100	22,100
Paid-in capital	16,982,700	16,982,700
Accumulated deficit	(5,490,700)	(4,954,400)
Total Mega Matrix Corp. (formerly “AeroCentury Corp.”) stockholders’ equity	11,514,100	12,050,400
Non-controlling interests	(312,100)	(237,100)
Total equity	11,202,000	11,813,300
Total liabilities and equity	$12,950,100	$14,949,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(US Dollar, except for share and per share data, unless otherwise stated)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues and other income:
Gamefi revenue	$323,600	$-
Operating lease revenue	120,000	2,737,200
Net loss on disposal of assets	-	(201,700)
Other losses	-	(1,300)
	443,600	2,534,200
Cost of revenues	(27,800)	-
Gross profit	415,800	2,534,200

Expenses:
Impairment in value of aircraft	-	1,940,400
Interest	120,000	1,914,700
Professional fees, general and administrative and other	551,900	1,595,100
Depreciation	-	699,300
(Reversal) provision of bad debt expense	(300,000)	821,000
Salaries and employee benefits	632,500	506,300
Insurance	86,200	247,900
Maintenance	-	145,000
Other taxes	-	25,600
Total expenses	1,090,600	7,895,300

Loss before income tax provision	(674,800)	(5,361,100)

Income tax provision	(1,500)	(49,200)
Net loss	$(676,300)	$(5,410,300)
Less: Net loss attributable to non-controlling interests	140,000	-
Net loss attributable to Mega Matrix Corp. (formerly “AeroCentury Corp.”)’s shareholders	$(536,300)	$(5,410,300)
Loss per share:
Basic*	$(0.02)	$(0.70)
Diluted*	$(0.02)	$(0.70)
Weighted average shares used in loss per share computations:
Basic*	22,084,055	7,729,420
Diluted*	22,084,055	7,729,420

Net loss	$(676,300)	$(5,410,300)
Other comprehensive income (loss):
Reclassification of net unrealized losses on derivative instruments to interest expense	-	2,600
Tax expense related to items of other comprehensive loss	-	(600)
Other comprehensive income	-	2,000
Total comprehensive loss	(676,300)	(5,408,300)
Less: comprehensive loss attributable to non-controlling interests	140,000	-
Total comprehensive loss attributable to Mega Matrix Corp. (formerly “AeroCentury Corp.”)’s shareholders	$(536,300)	$(5,408,300)

*	Retrospectively restated to give effect to five for one forward stock split effective December 30, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(US Dollar, except for share data, unless otherwise stated)

	Mega Matrix Corp. (formerly “AeroCentury Corp.”) Stockholder’s Equity
	Common Stock					Accumulated	Non-
	Number of Stocks*	Amount*	Paid-in Capital*	Accumulated Deficit	Treasury Stock	Other Comprehensive Loss	Controlling Interests	Total
Balance, December 31, 2020 (Predecessor)	7,729,420	$7,700	$16,776,900	$(31,361,600	$(3,037,300)	$(2,000)	$-	$(17,616,300)
Net loss	-	-	-	(5,410,300)	-	-	-	(5,410,300)
Accumulated other comprehensive income	-	-	-	-	-	2,000	-	2,000
Balance, March 31, 2021 (Predecessor)	7,729,420	$7,700	$16,776,900	$(36,771,900)	$(3,037,300)	$-	$-	$(23,024,600)

Balance, December 31, 2021 (Successor)	22,084,055	$22,100	$16,982,700	$(4,954,400)	$-	$-	$(237,100)	$11,813,300
Share based compensation	-	-	-	-	-	-	65,000	65,000
Net loss	-	-	-	(536,300)	-	-	(140,000)	(676,300)
Balance, March 31, 2022 (Successor)	22,084,055	$22,100	$16,982,700	$(5,490,700)	$-	$-	$(312,100)	$11,202,000

*	Retrospectively restated to give effect to five for one forward stock split effective December 30, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(US Dollar, unless otherwise stated)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating activities:
Net cash used in operating activities	(2,373,800)	(176,700)

Investing activities:
Proceeds from sale of aircraft and aircraft engines held for lease, net of re-sale fees	-	10,850,700
Net cash provided by investing activities	-	10,850,700

Financing activities:
Repayment of notes payable – MUFG Credit Facility and Drake Loan	-	(11,011,700)
Repayment of notes payable – Nord Loans	-	(703,100)
Issuance of notes payable – PPP Loan	-	170,000
Debt issuance costs	-	(5,200)
Net cash used in financing activities	-	(11,550,000)
Net decrease in cash and cash equivalents	(2,373,800)	(876,000)
Cash and cash equivalents, beginning of period	7,380,700	5,100,900
Cash and cash equivalents, end of period	$5,006,900	$4,224,900

During the three months ended March 31, 2022 and 2021, the Company paid interest totaling $120,000 and $186,500, respectively. During the three months ended March 31, 2022 and 2021, the Company paid income taxes totaling $nil and $4,000, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollar, except for share data and per share data, unless otherwise stated)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Mega Matrix Corp. (the “Company”, formerly “AeroCentury Corp.” and “ACY”) is a Delaware corporation incorporated in 1997. Through the Company’s emergence from bankruptcy on September 30, 2021, and new investors and management, the Company became a holding company located in Palo Alto, California, with two subsidiaries: Mega Metaverse Corp., a California corporation (“Mega”) and JetFleet Holdings Corp., a California corporation (“JHC”). On January 1, 2022, JetFleet Management Corp. (“JMC”), a wholly-owned subsidiary of JHC, was merged with and into JHC, with JHC being the surviving entity. As part of the merger, JHC changed its name to JetFleet Management Corp. On March 25, 2022, the Company changed its name from “AeroCentury Corp” to “Mega Matrix Corp.” (“Name Change”) to better reflect its expansion into Metaverse and GameFi business. In connection with the Name Change, the Company changed its ticker symbol from “ACY” to “MTMT” on the NYSE American, effective on March 28, 2022. All references to the “Company,” or “AeroCentury” refers to AeroCentury Corp. together with its consolidated subsidiaries prior to March 25, 2022 and renamed “Mega Matrix Corp.” commencing on March 25, 2022.

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

On October 20, 2021, the Company setup Mega Metaverse Corp. (“Mega”), a wholly owned subsidiary incorporated in California. In December 2021, the Company launched its GameFi business in the metaverse ecosystem through Mega and released its first NFT game “Mano” in late March of 2022. Mano is a competitive idle role-playing game (RPG) deploying the concept of GameFi in the innovative combination of NFTs (non-fungible token) and DeFi (decentralized finance) based on blockchain technology, with a “Play-to-earn” model that the players can earn while they play in the Company’s metaverse universe “alSpace”. Our alSpace metaverse platform is still currently being developed and undergoing upgrades. It is our intent that the alSpace universe will (i) support our NFT games to launch; (ii) provide an engine and studio where creators can create their own game and use alSpace; and (iii) create a marketplace where players and users place their in-game NFT and other NFT to sell and trade. Failure to develop a robust alSpace metaverse universe will adversely affect our business objectives.

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

Fresh Start Accounting

Upon emergence from bankruptcy, the Company adopted fresh start accounting in accordance with Accounting Standards Codification (ASC) Topic 852 – Reorganizations (ASC 852) and became a new entity for financial reporting purposes. As a result, the consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. References to “Successor” relate to our financial position and results of operations after the Effective Date. References to “Predecessor” refer to the financial position and results of operations of the Company and its subsidiaries on or before the Effective Date.

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

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period. All intercompany balances and transactions have been eliminated in consolidation.

Non-controlling interests

Non-controlling interests represent the equity interests of JMC that are not attributable, either directly or indirectly, to the Company. As of March 31, 2022 and December 31, 2021, non-controlling equity holders held 49% and 24.17% equity interest in JHC, respectively.

Liquidity

As of March 31, 2022, the Company had total net assets of approximately $11.2 million and believes that this has alleviated the substantial doubt about the Company’s ability to continue as a going concern. As a result of the effectiveness of the Plan, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance date of the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2022. Accordingly, the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022, have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course business.

Impact of COVID-19

The Company’s business could be adversely affected by the effects of epidemic. COVID-19, a novel strain of coronavirus, has spread around the world. The ongoing COVID-19 Pandemic has had an overwhelming effect on all forms of transportation globally, but most acutely for the airline industry. The combined effect of fear of infection during air travel and international and domestic travel restrictions has caused a dramatic decrease in passenger loads in all areas of the world, not just in those countries with active clusters of COVID-19, but in airline ticket net bookings (i.e. bookings made less bookings canceled) of flights as well. This has led to significant cash flow issues for airlines, including some of the Company’s customers. The Predecessor provided lease payment reductions to customers, and also sold aircraft to the customers who failed to make scheduled lease payments.

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

Use of Estimates

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP. The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments that are not readily apparent from other sources.

The most significant estimates with regards to these consolidated financial statements are accounting for realization of goodwill, the amount and timing of future cash flows associated with each asset that are used to evaluate whether assets are impaired, accounting for income taxes, and the amounts recorded as allowances for doubtful accounts.

Digital assets

Digital assets (including Binance Coin (BNB), USD Coin (USDC) and USD Tether (USDT)) are included in current assets in the accompanying unaudited condensed consolidated balance sheets. Digital assets purchased are recorded at cost and digital assets awarded to the Company through its GameFi business are accounted for in connection with the Company’s revenue recognition policy disclosed below.

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital assets at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Purchases of digital assets by the Company, if any, will be included within investing activities in the accompanying unaudited condensed consolidated statements of cash flows, while digital assets awarded to the Company through its GameFi are included within operating activities on the accompanying unaudited condensed consolidated statements of cash flows. The sales of digital assets are included within investing activities in the accompanying unaudited condensed consolidated statements of cash flows and any realized gains or losses from such sales are included in “realized gain (loss) on exchange of digital assets” in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company accounts for its gains or losses in accordance with the first-in first-out method of accounting. As of March 31, 2022, the Company did not sell its digital assets for cash.

Intangible assets

Purchased intangible assets primarily consist of software, which are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method based on their estimated useful lives. The estimated useful lives of software is 3 years.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recognized for the three months ended March 31, 2022 and 2021, respectively.

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from GameFi business

In late March 2022, the Company released its first NFT game “Mano” in the Mega’s metaverse universe platform
“alSpace”. Mano is a competitive idle role-playing game (RPG) deploying the concept of GameFi in the innovative combination of NFTs (non-fungible token) and DeFi (decentralized finance) based on blockchain technology, with a “Play-to-earn” business model that the players can earn while they play in the alSpace.

 The Company earns transaction fees from players based on a fixed number of Binance Coin (BNB) of each transaction when they want to upgrade or reset their NFT in Mano. When a player executes a game transaction through Binance Smart Chain (“BSC”), transaction fee is recognized upon the completion of this game transaction. Only a single performance obligation is identified for each game transaction, and the performance obligation is satisfied on the trade date because that is when the underlying game service is identified, the pricing of transaction fee is agreed upon and the promised services are delivered to customers. All of the Company’s revenues from contracts with customers are recognized at a point in time. The game service could not be cancelled once it’s executed and is not refundable, so returns and allowances are not applicable. The Company recognizes revenues on a gross basis as the Company is determined to be the primary obligor in fulfilling the trade order initiated by the player.

The revenue is in the form of BNB, which is a cryptocurrency that is primarily used in payment of paying transactions and trading fees through BSC. BNB is convertible to cash or other digital assets. The BNB is collected just in time in the accounts of MetaMask Wallet of the Company. As of March 31, 2022, the Company had no accounts receivable due from players.

Revenue from leasing of aircraft assets

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

The Company had an allowance for doubtful accounts of $nil and $300,000 at March 31, 2022 and December 31, 2021, respectively.

Comprehensive Loss

The Company accounts for former interest rate cash flow hedges by reclassifying accumulated other comprehensive income into earnings in the periods in which the expected transactions occur or when it is probable that the hedged transactions will no longer occur, and are included in interest expense.

Taxes

As part of the process of preparing the Company’s consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and US GAAP purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company's current three-year cumulative loss through March 31, 2021, the current year operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company's new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

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

In October 2019, the Company became aware that, as a result of certain defaults under its MUFG Credit Facility, certain of the forecasted transactions related to its MUFG Credit Facility interest rate swaps were no longer probable of occurring, hence, those swaps were de-designated from hedge accounting at that time. The two swaps related to the MUFG Credit Facility were terminated in March 2020 and the Company incurred a $3.1 million obligation in connection with such termination, payment of which was due no later than the March 31, 2021 maturity of the Drake Loan. As a result of the forecasted transaction being not probable to occur, accumulated other comprehensive loss of $1,167,700 related to the MUFG Swaps was recognized as interest expense in the first quarter of 2020.

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

Recent Accounting Pronouncements

ASU 2016-13

The Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), in June 2016 (“ASU 2016-13”). ASU 2016-13 provides that financial assets measured at amortized cost are to be presented as a net amount, reflecting a reduction for a valuation allowance to present the amount expected to be collected (the “current expected credit loss” model of reporting). As such, expected credit losses will be reflected in the carrying value of assets and losses will be recognized before they become probable, as is required under the Company’s present accounting practice. In the case of assets held as available for sale, the amount of the valuation allowance will be limited to an amount that reflects the marketable value of the debt instrument. This amendment to US GAAP is effective in the first quarter of 2023 for calendar-year SEC filers that are smaller reporting companies as of the one-time determination date. Early adoption is permitted beginning in 2019. The Company plans to adopt the new guidance on January 1, 2023 and has not determined the impact of this adoption on its consolidated financial statements.

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

4.	GOODWILL FROM FRESH START ACCOUNTING

In connection with our emergence from bankruptcy and in accordance with ASC Topic 852, the Company qualified for and adopted fresh start accounting on the Effective Date. We were required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor received less than 50% of the voting shares of the Successor, and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims.

The adoption of fresh start accounting resulted in a new reporting entity for financial reporting purposes with no beginning retained earnings or deficit. The issuance of new shares of common stock of the Successor caused a related change of control of the Company under ASC 852.

Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Each asset and liability existing as of the Effective Date, other than deferred taxes, have been stated at the fair value, and determined at appropriate risk-adjusted interest rates. Deferred taxes were determined in conformity with applicable accounting standards. The excess of enterprise value of the Successor over the fair value of net assets was recorded as goodwill.

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

The following table reconciles the enterprise value to the fair value of net assets as of the Effective Date:

September 30, 2021
Enterprise value	$18,883,100

Cash and cash equivalents	$10,625,600
Accounts receivable	450,000
Finance leases receivable, net	1,234,500
Taxes receivable	1,884,400
Fair value of net assets	$14,194,500
Goodwill	$4,688,600

5.	DIGITAL ASSETS

Digital asset holdings were comprised of the following:

	March 31,	December 31,
	2022	2021

USDC	$255,000	$-
BNB	54,500	-
USDT	10,200	-
	$319,700	$-

Additional information about digital assets

For the three months ended March 31, 2022, the Company received BNB primarily through GameFi business. The Company generated USDC and USDT from the exchange of BNB. The following table presents additional information about digital assets for the three months ended March 31, 2022:

March 31,
2022

Opening balance	$-
Receipt of BNB from GameFi business	323,600
Exchange of BNB into USDC	(255,000)
Exchange of BNB into USDT	(10,200)
Payment of services and charges	(3,900)
$54,500

6.	FINANCE LEASE RECEIVABLE

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

For the three months ended March 31, 2022 and 2021, the Company recorded impairment losses totaling $nil and $1,940,400, respectively, for nil and five of its aircraft held for sale that were written down to their sales prices, less cost of sale.

(a) Assets Held for Lease

At March 31, 2022 and December 31, 2021, the Company had one regional jet aircraft held for lease.

The Company did not purchase or sell any aircraft held for lease during the three months ended March 31, 2022 and 2021. As a result of its Chapter 11 filing in March 2021 and the Company’s consequent lack of authority to sell certain assets without the approval of the Bankruptcy Court, as of March 31, 2021, the Company reclassified four off-lease aircraft, comprised of three regional jet aircraft and one turboprop aircraft, from held for sale to held for lease. The Company has two turboprop aircraft that are being sold in parts and are held for sale in the ordinary course of its business.

(b) Sales-Type and Finance Leases

In January 2020, the Company amended the leases for three of its assets that were subject to sales-type leases with two customers. The amendments provided for (i) the exercise of a purchase option of one aircraft to the customer in January 2020, which resulted in a gain of $12,700, (ii) application of collected maintenance reserves and a security deposit held by the Company to past due amounts for the other two aircraft, (iii) payments totaling $585,000 in January 2020 for two of the leases and (iv) the reduction of future payments due under the two finance leases. Because of the uncertainty of collection of amounts receivable under the finance leases, the Company did not recognize interest income on the finance lease receivables (i.e., they are accounted for on a non-accrual basis) and their asset value is based on the collateral value of the aircraft that secure the finance leases, net of projected sales costs.

For the three months ended March 31, 2021, the Company had two sales-type leases, which were substantially modified in January 2020 to reduce the amount of monthly payments and purchase option amounts due under the leases. Although the modifications would ordinarily have given rise to income or loss resulting from the changed term of the agreements, the lessee’s poor compliance with the lease terms has led the Company to value the sales-type leases at the fair value of the collateral and, as such, the modifications did not give rise to any effect on income other than that related to the collateral value of the financed aircraft. The Company recorded a bad debt allowance of $821,000 related to one of the two sales-type finance leases as a result of its May 2021 agreement to sell the aircraft to the customer (“Sale Order”). The two leases remain treated as sales-type leases. As a result of the Sale Order approved by the Bankruptcy Court in May 2021, the Company reclassified all of its aircraft under sales-type and finance leases to held for sale.

At March 31, 2022 and December 31, 2021, the net investment included in sales-type leases and direct financing leases receivable were as follows:

	March 31,	December 31,
	2022	2021

Gross minimum lease payments receivable	$200,000	$300,000
Allowance for doubtful accounts	-	(300,000)
Finance leases receivable	$200,000	$-

As of March 31, 2022 and December 31, 2021, there were no minimum future payments receivable under finance leases.

7.	INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	March 31,	December 31,
	2022	2021

Software	$1,000,000	$-
Less: accumulated amortization	(27,800)	-
	$972,200	$-

For the three months ended March 31, 2022 and 2021, the amortization expenses were $27,800 and $nil, respectively. The amortization was charged to the cost of revenues.

8.	OPERATING SEGMENTS

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of different services.

For the three months ended March 31, 2022, the Company had two business segments which were comprised of 1) the leasing of regional aircraft to foreign and domestic regional airlines, and 2) the newly launched GameFi business. For the three months ended March 31, 2021, the Company had one business segment which was the leasing of regional aircraft to foreign and domestic regional airlines.

The following tables present summary information of operations by segment for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended March 31, 2022 (Successor)
	GameFi	Leasing
	Business	Business	Total
Revenue	$323,600	$120,000	$443,600
Gross profit	$295,800	$120,000	$415,800
Expenses	$478,600	$612,000	$1,090,600
Loss before income tax provision	$(182,800)	$(492,000)	$(674,800)
Net loss	$(183,200)	$(493,100)	$(676,300)

	For the Three Months Ended March 31, 2021 (Predecessor)
	GameFi	Leasing
	Business	Business	Total
Revenue	$-	$2,534,200	$2,534,200
Gross profit	$-	$2,534,200	$2,534,200
Expenses	$-	$7,895,300	$7,895,300
Loss before income tax provision	$-	$(5,361,100)	$(5,361,100)
Net loss	$-	$(5,410,300)	$(5,410,300)

The following tables present total assets by segment for as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

GameFi Business	$5,367,500	$6,788,900
Lease Business	2,894,000	3,472,100
Unallocated	4,688,600	4,688,600
	$12,950,100	$14,949,600

9.	DERIVATIVE INSTRUMENTS

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

The derivative termination liability was included in the liabilities subject to compromise. As part of the Plan of Reorganization, the Bankruptcy Court approved the settlement of claims reported within Liabilities subject to compromise in the Company’s Consolidated balance sheet at their respective allowed claim amounts. Accordingly, the Company did not have derivative termination liability as of March 31, 2022 and December 31, 2021.

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

In March 2020, the Company determined that the future hedged interest payments related to its Nord Swaps were no longer probable of occurring, as a result of lease payment defaults for the aircraft owned by ACY 19002 and ACY 19003 and conversations with the lessee for the three aircraft owned by ACY E-175 regarding likely rent concessions, and consequently de-designated all five Nord Swaps as hedges because the lease payments were used to service the Nord Loans associated with the swaps. As a result of de-designation, future changes in market value were recognized in ordinary income and AOCI was reclassified to ordinary income as the forecasted transactions occurred. In December 2020, the Company determined that the payments after February 2021 for the three remaining swaps were probable not to occur as a result of the Company’s agreement to sell its interest in ACY E-175 during the first quarter of 2021. Accumulated other comprehensive income of $2,600 related to the Nord Swaps was recognized as an expense in the first quarters of 2021, respectively.

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Change in value of undesignated interest rate swaps	$-	$(48,700)
Reclassification from other comprehensive income to interest expense	-	2,600
Included in interest expense	$-	$(46,100)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Reclassification from other comprehensive income to interest expense	$-	$2,600

Change in accumulated other comprehensive income	$-	$2,600

At March 31, 2022 and December 31, 2021, the Company had no interest rate swaps.

10.	LEASE LIABILITIES AND RIGHT OF USE ASSETS

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

In July 2020, the lease for the Company’s office lease was extended for one month to July 31, 2020 at a rate of $10,000. The Company signed a lease for a smaller office suite in the same building effective August 1, 2020. The lease provided for a term of 30 months expiring on January 31, 2023, at a monthly base rate of approximately $7,400, with no rent due during the first six months. The Company recognized an ROU asset and lease liability of $169,800, both of which were non-cash items and are not reflected in the consolidated statement of cash flows. No cash was paid at the inception of the lease, and a discount rate of 3% was used, based on the interest rates available on secured commercial real estate loans available at the time. Upon emergence from bankruptcy on September 30, 2021, the Company terminated the office lease agreement, and the Company had no right of use assets or lease liabilities as of March 31, 2022 and December 31, 2021.

The Company recognized rental expenses as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Fixed rental expense during the year	$42,500	$17,700
Variable lease expense	-	6,500
Lease expenses	$42,500	$24,200

11.	FAIR VALUE MEASUREMENT

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible. The fair value hierarchy under US GAAP is based on three levels of inputs.

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

The Successor of the Company had no interest rate swaps on March 31, 2022 and December 31, 2021. For the three months ended March 31, 2021, the Predecessor of the Company recorded $48,700 as realized through the income statement as a decrease in interest expense.

There were no transfers into or out of Level 3 during the three months ended March 31, 2022 and December 31, 2021.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

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

During the first quarter of 2021, the Predecessor of the Company recorded an impairment loss of $1,940,400 on its two assets held for sale, based on expected sales proceeds, which had an aggregate fair value of $347,400.

The Successor of the Company did not record impairment against assets held for sale for the three months ended March 31, 2022.

There were no transfers into or out of Level 3 during the three months ended March 31, 2022.

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

Borrowings under the Company’s Drake Loan bore floating rates of interest that reset periodically to a market benchmark rate plus a credit margin. The Company believes the effective interest rate under the Drake Loan approximates current market rates, and therefore that the outstanding principal and accrued interest of $89,296,000 at December 31, 2020 approximate their fair values on such date. The fair value of the Company’s outstanding balance of its Drake Loan is categorized as a Level 3 input under the US GAAP fair value hierarchy.

As part of the Plan of Reorganization, the Bankruptcy Court approved the settlement of claims reported within Liabilities subject to compromise in the Company’s Consolidated balance sheet at their respective allowed claim amounts. Accordingly, the Company did not have finance leases receivable, amounts borrowed under the MUFG Credit Facility and Drake Loan, notes payable under special-purpose financing, its derivative termination liability and its derivative instruments as of March 31, 2022 and December 31, 2021.

There were no transfers in or out of assets or liabilities measured at fair value under Level 3 during the three months ended March 31, 2022 or 2021.

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

The Company recorded income tax expense of $1,500 in the first quarter of 2022, or negative 0.22% (of pre-tax loss, compared to $49,200 income tax expense, or negative 0.92% of pre-tax loss in the first quarter of 2021. The difference in the effective federal income tax rate from the normal statutory rate in the first quarter of 2022 was primarily related to the recording of a valuation on U.S. deferred tax assets.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company's current three-year cumulative loss through March 31, 2022, the current year operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company's new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

14.	SUBSEQUENT EVENTS

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021 and the audited consolidated financial statements and notes included therein (collectively, the “2021 Annual Report”), as well as the Company’s unaudited condensed consolidated financial statements and the related notes included in this report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, the Company has presumed that readers have access to and have read the disclosure under the same heading contained in the 2021 Annual Report. This discussion and analysis contains forward-looking statements. Please see the cautionary note regarding these statements at the beginning of this report.

Overview

We are engaged in the GameFi business in the metaverse ecosystem which was launched in late March 2022. In addition, to a lesser extent, we are engaged in the provision of aircraft advisory and management services since September 30, 2021.

On October 20, 2021, we set up Mega Metaverse Corp. (“Mega”), a wholly owned subsidiary incorporated in California. In December 2021, we launched our GameFi business in the metaverse ecosystem through Mega, and released our first NFT game “Mano” on March 25, 2022. Mano is a competitive idle role-playing game (RPG) deploying the concept of GameFi in the innovative combination of NFTs (non-fungible token) and DeFi (decentralized finance) based on blockchain technology, with a “Play-to-earn” business model that the players can earn while they play in Mega’s metaverse universe “alSpace”.

Mano is played using our NFT alBots, Genesis alBots and non-Genesis alBots. Both types of alBots can be traded in our alSpace marketplace. Genesis alBots are better designed and have more functions and capabilities, which we believe will create greater demand and collection value. Non-Genesis alBots with ordinary design do not have as much value because of its limited energy level. As of March 31, 2022, we randomly distributed sixty-six (66) Genesis alBots to early reservation holders. In addition, we also distributed some non-Genesis alBots to our team members and developers for beta testing and are restricted from trading. Players with Genesis alBots can get higher rewards in terms of Mano coin, a token issued by the Company in the alSpace.

Currently we earn fees from our Mano game as follows:

-	Resetting Genesis alBots. Through game play, the energy level of the Genesis alBots will be depleted. To reset the energy level, a player can pay a fee to reset Genesis alBots back to its original maximum energy level. Players cannot reset non-Genesis alBots.

-	Transaction Fee. We charge a transaction fee for each purchase of virtual equipment and tools from our online store. These virtual equipment and tools can be applied to all categories of alBots.

-	Synthesis Fee. Our players can clone or convert their alBots using Mano coins. By cloning an alBot, a player can randomly extract certain genes/attributes from the alBot and create a new NFT which we call Genome. Each alBot can only make seven (7) clones, however, Genesis alBots can be reset to make seven (7) additional clones. In addition, players can convert its alBots into a Genome. Once the alBot is converted into a Genome, the original alBot is consumed. Players can synthesize two Genomes to create a new alBots based on the genes/attributes contained in the Genomes. In addition, the Genomes can be traded or sold in the alSpace marketplace. We charge a transaction fee for this synthesis process.

alBots	Genome

For the three months ended March 31, 2022, we generated revenues of $0.3 million in transaction fees from our Mano game.

Previously, we have historically provided leasing and financing services to regional airlines worldwide and have been principally engaged in leasing mid-life regional aircraft to customers worldwide under operating leases and finance leases. In addition to leasing activities, we have also sold aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies, and airlines. Our operating performance was driven by the composition of its aircraft portfolio, the terms of its leases, and the interest rate of its debt, as well as asset sales.

On March 29, 2021, we and our subsidiaries filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The filing was made in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) Case No. 21-10636 (the “Chapter 11 Case”). We also filed motions with the Bankruptcy Court seeking authorization to continue to operate our business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On September 30, 2021, we emerged from bankruptcy with a restructured balance sheet, a new management team, and a new purpose to focus on new lines of business other than the aircraft leasing business.

On September 30, 2021 (the “Effective Date”) and pursuant to the Plan Sponsor Agreement, we entered into and consummated the transactions contemplated by a Securities Purchase Agreement with the Plan Sponsor, and Yucheng Hu, in the capacity as the representative for the Plan Sponsor thereunder, pursuant to which we issued and sold, and the Plan Sponsor purchased, 14,354,635 shares of common stock (given effect to five for one forward stock split), par value $0.001 per share, of the Company (the “ACY Common Stock”) at $0.77 (given effect to five for one forward stock split) for each share of Common Stock, for an aggregate purchase price of approximately $11,053,100 (the “Purchase Price”). The Securities Purchase Agreement contained customary representations, warranties and covenants by the parties to such agreement.

The principal terms of the Plan Sponsor Agreement are below:

●	Plan Sponsor Equity Investment. The Plan Sponsor Agreement provides for the issuance by the Company of 14,354,635 shares of common stock (given effect to five for one forward stock split) (“New ACY Shares”) at a purchase price equal to $0.77 (given effect to five for one forward stock split), for an aggregate purchase price of approximately $11 million. The New ACY Shares issuance would result in post-issuance pro forma ownership percentages of the Company common stock of (a) 65% held by the Plan Sponsor, and (b) 35% held by existing shareholders of the Company on the Effective Date (the “Legacy ACY Shareholders”).

●	Refundability of the Deposit. In the event the purchase of the New ACY Shares does not close as a result of Plan Sponsor’s failure to comply with the terms of Plan Sponsor Agreement, the Deposit will be forfeited to the Company. In the event the purchase of the New ACY Shares does not close as a result of Debtors’ failure to comply with the terms of the Plan Sponsor Agreement or the failure of the conditions precedent set forth in the Plan Sponsor Agreement, the Deposit will be refunded to Plan Sponsor. If Bankruptcy Court or any regulatory authority having the authority to block the consummation of the purchase of the New ACY Shares do not approve of the purchase of the New ACY Shares, the Deposit will be refunded to Plan Sponsor.

●	Breakup Fee. If the Bankruptcy Court accepts and approves an exit financing transaction for the Company with a party other than the Plan Sponsor (an “Alternative Transaction”) then the Company shall pay Plan Sponsor, upon the closing of such Alternative Transaction, in addition to the return of the Deposit, a breakup fee equal to $1,000,000.

●	New Capital Structure for JetFleet Holding Corp. (“JHC”). On the Effective Date, the following transactions relating to JHC equity ownership shall be executed:

a)	Cancellation of the Company’s Equity in JHC. All outstanding stock of JetFleet Holding Corp. (“JHC”) currently held 100% by the Company, was canceled.

b)	JHC Common Stock Issuance to Plan Sponsor and JHC Management. Plan Sponsor shall acquire 35,000 shares of common stock of JHC, and certain employees of JHC (“JHC Management”) who will be appointed to continue the legacy aircraft leasing business of the Company through JHC shall have the right to acquire 65,000 shares of common stock of JHC. All shares of common stock of JHC will be purchased at a price of $1 per share. In January 2022, JHC Management completed the purchase of 65,000 shares of common stock of JHC.

c)	JHC Series A Preferred Stock Issuance to the Company. The Company will use $2 million of its proceeds from the Plan Sponsor’s purchase of New ACY Shares to purchase 104,082 shares of JHC Series A Preferred Stock from JHC. The JHC Series A Preferred Stock shall carry a dividend rate of 7.5% per annum, shall be non-convertible and non-transferable, shall be redeemable by JHC at any time, but shall only be redeemable by the Company after 7 years. As of March 31, 2022 and December 31, 2021, the JHC Series A Preferred Stockholders shall in the aggregate constitute 49% and 74.83% of the voting equity of JHC, respectively, voting as a single class together with the outstanding JHC Common Stock.

d)	Distribution of Trust Interest in JHC Series B to Legacy ACY Shareholders. A trust (“Legacy Trust”) will be established for the benefit of the Legacy ACY Shareholders, and JHC will issue new JHC Series B Preferred Stock to the Legacy Trust. The JHC Series B Preferred Stock issued to the Legacy Trust will have an aggregate liquidation preference of $1, non-convertible, non-transferable, non-voting, will not pay a dividend, and will contain a mandatory, redeemable provision. The JHC Series B Preferred Stock will be redeemable for an aggregate amount equal to (i) $1,000,000, if the JHC Series B Preferred Stock is redeemed after the first fiscal year for which JHC reports positive EBITDA for the preceding 12-month period, or (ii) $0.001 per share, if the JHC Series B Preferred Stock is redeemed prior the first fiscal year for which JHC reports positive EBITDA for the preceding 12-month period.

On December 23, 2021, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to (i) implement a 5-for-1 forward stock split of our issued and outstanding shares of common stock (the “Stock Split”), and (ii) to increase the number of authorized shares of our common stock from 13,000,000 to 40,000,000, effective December 30, 2021.

On March 18, 2022, we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, amending Article I to change our name from AeroCentury Corp. to Mega Matrix Corp., effective March 25, 2022 (the “Name Change”). In connection with the Name Change, our ticker symbol was changed from “ACY” to “MTMT” on the NYSE American, effective March 28, 2022.

On March 25, 2022, we released our first NFT game “Mano” through Mega, our wholly owned subsidiary. Our alSpace metaverse platform is still currently being developed and undergoing upgrades. It is our intent that the alSpace universe will (i) support our NFT games to launch; (ii) provide an engine and studio where creators can create their own game and use alSpace; and (iii) create a marketplace where players and users place their in-game NFT and other NFT to sell and trade.

Results of Operations

Revenues and Other Income

Revenues and other income decreased by 82% to $0.4 million in the three months ended March 31, 2022 from $2.5 million in the three months ended March 31, 2021. The decrease was primarily a result of a decrease of $2.6 million, or 96%, in operating lease revenues to $0.1 million in the three months ended March 31, 2022 from $2.7 million in the three months ended March 31, 2021 as a result of reduced rent income from the sale of aircraft during the fourth quarter of 2020 and the whole year of 2021, partially offset by an increase of $0.3 million generated from our newly launched GameFi business.

Expenses

For the three months ended March 31, 2022 and 2021, the Company had total operating expenses of $1.1 million and $7.9 million, respectively. The changes in expenses were primarily caused by changes in impairment in value of aircraft, interest expense, professional fees, general and administrative expenses, depreciation expenses and bad debt expenses.

During the three months ended March 31, 2022, the Company did not record impairment charges as the Company did not have assets for sale for the relevant period. During the three months ended March 31, 2021, the Company recorded impairment charges totaling $1.9 million on two assets held for sale, based on expected sales proceeds.

The Company’s interest expense decreased by $1.8 million, or 94% to $0.1 million in the three months ended March 31, 2022 from $1.9 million in the three months ended March 31, 2021, as a result of the Company’s Chapter 11 filing in late March 2021, after which the Company did not accrue interest on the Drake Indebtedness. In addition, the Company sold five aircraft in August 2021 and the proceeds, totaling $41.6 million, were used to pay down the Drake Indebtedness.

Professional fees, general and administrative and other expenses decreased by $1.0 million, or 65% to $0.6 million in the three months ended March 31, 2022 from $1.6 million in the three months ended March 31, 2021, primarily due to increased amortization of legal fees related to the Company’s Drake Indebtedness and legal fees related to the Company’s Chapter 11 filing for the three months ended March 31, 2021.

Depreciation expenses decreased by $0.7 million, or 100% to $nil in the three months ended March 31, 2022 from $0.7 million in the three months ended March 31, 2021 primarily as a result of the reclassification of aircraft from held for lease to held for sale during the fourth quarter of 2020 and second quarter of 2021.

We recorded a reversal of bad debt expenses of $0.3 million, as compared with a provision of bad debt expenses of $0.8 million. For the three months ended March 31, 2022, we reversed the bad debt expenses because the Company collected part of the financial lease receivable, and believed it highly probable to collect the remaining balance. For the three months ended March 31, 2021, we recorded bad debt expenses as a result of payment delinquencies by the Company’s two customers of aircraft subject to sales-type finance leases.

Income tax provision

The Company recorded income tax expense of $1,500 in the first quarter of 2022, or negative 0.22% (of pre-tax loss, compared to $49,200 income tax expense, or negative 0.92% of pre-tax loss in the first quarter of 2021. The difference in the effective federal income tax rate from the normal statutory rate in the first quarter of 2021 was primarily related to the recording of a valuation on U.S. deferred tax assets.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through March 31, 2022, the current year operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2022, the Company had total net assets of approximately $11.2 million and believes that this has alleviated the substantial doubt about the Company’s ability to continue as a going concern. As a result of the effectiveness of the Plan, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance date of the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2022. Accordingly, the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022, have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course business.

Cash Flow

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

The following is a discussion of historical cash flows from operating, investing and financing activities:

Operating activities

The Company’s net cash outflow from operations was $2.4 million for the three months ended March 31, 2022, which was mainly attributable to payment of $0.6 million for salaries and welfare, and payment of $2.0 million for professional fees and legal expenses with our launch of GameFi business.

The Company’s net cash outflow from operations was $0.2 million for the three months ended March 31, 2021, which was mainly attributable payment of $1.4 million for professional fees and legal expenses, $0.5 million for salaries and employee benefits, $0.2 million for interest, $0.1 million for maintenance and $0.1 million for aircraft insurance, partially offset by collection of finance lease income of $2.1 million.

Investing activities

For the three months ended March 31, 2022, the Company did not provide or use any cash from investing activities.

For the three months ended March 31, 2021, the Company received net cash of $10.9 million from asset sales.

Financing activities

For the three months ended March 31, 2022, the Company did not provide or use any cash from financing activities.

During the three months ended March 31, 2021, the Company borrowed $1.9 million in the form of paid-in-kind interest that was added to the outstanding principal balance under the MUFG Indebtedness and Drake Indebtedness. During the same period, the Company repaid $11.0 million of its total outstanding debt under the Drake Indebtedness and MUFG Indebtedness, respectively. Such repayments were funded by the sale of assets. During the three months ended March 31, 2021, the Company’s special-purpose entities repaid $0.7 million of the Nord Loans, and paid approximately $5,000 for debt issuance and amendment fees.

Critical Accounting Policies, Judgments and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the unaudited condensed consolidated financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements or during the applicable reporting period. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected. For a further discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 2 to the Company’s unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the material weakness described below, as of March 31, 2022, our disclosure controls and procedures were not effective.

We previously identified a material weakness in our internal control over financial reporting relating to our tax review control for complex transactions in 2020. We are in the process of enhancing our tax review control related to unusual transactions that we may encounter, but that control has not operated for a sufficient time to determine if the control was effective as of March 31, 2022.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth below in this report and in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 30, 2022, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Acceptance and/or widespread use of cryptocurrencies is uncertain.

We anticipate that a substantial portion of our revenues will be in the form of cryptocurrencies. Currently, there is a limited use of any cryptocurrency in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our securities. Banks and other established financial institutions may also refuse to process funds for cryptocurrency transactions or process wire transfers to or from cryptocurrency exchanges, cryptocurrency-related companies or service providers, or maintain accounts for persons or entities transacting in cryptocurrency. Conversely, a significant portion of cryptocurrency demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility undermines the role of cryptocurrencies as a medium of exchange, as retailers are much less likely to accept it as a form of payment. As such, market capitalization for various cryptocurrencies as a medium of exchange and payment method may always be low. The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such a lack of acceptance or decline in acceptances could have a material adverse effect on our ability to pursue our business operations, which could have a material adverse effect on our business, prospects or operations and potentially the value of cryptocurrencies we acquire or hold for our own account.

The value of cryptocurrency and fluctuations in the price of cryptocurrency could materially and adversely affect our business and operations. Prices of cryptocurrencies are extremely volatile, and if our cryptocurrencies are converted into dollars when such values are low, we may not recognize the income from the conversion of the cryptocurrencies that we were expecting.

Because we may hold cryptocurrencies as investments, the fluctuating prices of cryptocurrencies represent significant uncertainties for our business. The market prices of cryptocurrencies, which have historically been volatile and subject to fluctuations, are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be affected by additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, which will make their market prices more volatile. In addition, if our acquired cryptocurrencies are converted into dollars when their values are low, we may not recognize the income from the conversion of the cryptocurrencies that we were expecting. There can be no assurance that fluctuations in the trading price of cryptocurrencies will not occur in the future. Further, the extreme swings in value can make it difficult for us to develop reasonable financial plans and projections with respect to our business and future GameFi development.

Our ability to adopt technology in response to changing security needs or trends poses a challenge to the safekeeping of our cryptocurrency.

Holders of cryptocurrency need to continuously adapt to technological change in order to secure and safeguard their cryptocurrency. We rely on MetaMask, a third-party software cryptocurrency wallet, to safeguard our cryptocurrency holdings from theft, loss, destruction or other issues relating to hackers and technological attack. We believe that it may become a more appealing target of security threats as the size of our cryptocurrency holdings grow. To the extent that either our third-party storage site or we are unable to identify and mitigate or stop new security threats, our cryptocurrency holdings may be subject to theft, loss, destruction or other attack, which could adversely affect an investment in us.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects or operations and profitability.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted, and continue to react, differently to cryptocurrencies. In the United States, while Congress and various federal agencies have increased their focus on the cryptocurrency sector during the past year, cryptocurrencies continue to be subject to extensive, and in some cases overlapping, unclear, and evolving, regulatory requirements. As such, we are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry. Increasing regulation and regulatory scrutiny may result in increased costs, management having to devote increased time and attention to regulatory matters, or result in limits on the use cases of cryptocurrencies, which could decrease their value. Regulatory developments may require us to comply with new regulatory requirements, which would increase our operating costs or adversely affect our business operations, including our new GameFi business. In addition, ongoing and future regulatory actions could significantly restrict or eliminate the market for or uses of cryptocurrencies and otherwise materially impact our business, prospects, operations and financial condition, as well as on the value and trading prices of our securities.

Incorrect or fraudulent cryptocurrency transactions may be irreversible, and stolen or incorrectly transferred cryptocurrency may be irretrievable. As a result, any incorrectly executed cryptocurrency transactions could render us liable to lawsuits or criminal charges to the extent company facilitates bad transactions, and thus, adversely affect our business operations and financial condition.

It is possible that, through computer or human error, theft or criminal action, our cryptocurrency could be transferred in incorrect amounts or to unauthorized third parties or accounts. In general, cryptocurrency transactions are irreversible, and stolen or incorrectly transferred cryptocurrencies may be irretrievable, and we may have extremely limited or no effective means of recovering any losses as a result of an incorrect transfer or theft. As a result, any incorrectly executed or fraudulent cryptocurrency transactions could adversely affect our business, operating results and financial condition.

Cryptocurrency transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on the cryptocurrency network. Once a transaction has been verified and recorded in a block that is added to the Blockchain, an incorrect transfer of cryptocurrency or a theft of cryptocurrency generally will not be reversible and we may not be capable of seeking compensation for any such transfer or theft. Although our transfers of cryptocurrency will regularly be made to or from vendors, consultants, services providers, etc. it is possible that, through computer or human error, or through theft or criminal action, our cryptocurrency could be transferred from us in incorrect amounts or to unauthorized third parties. To the extent that we are unable to seek a corrective transaction with such third-party or are incapable of identifying the third-party that has received our cryptocurrency through error or theft, we will be unable to revert or otherwise recover incorrectly transferred cryptocurrency. To the extent that we are unable to seek redress for such error or theft, such loss could adversely affect an investment in us. In addition, incorrectly executed cryptocurrency transactions could render the Company liable to lawsuits or criminal charges to the extent company facilitates bad transactions, and thus, adversely affect an investment in us.

In addition, there is a risk that part or all of our cryptocurrency holdings could be lost, stolen or destroyed. We believe that our cryptocurrency holdings will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our cryptocurrency. We cannot guarantee that we, or our third party storage site, will be able to prevent such loss, damage or theft, whether caused intentionally, accidentally or by act of God. Access to our cryptocurrency could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). Any of these events may adversely affect our operations and, consequently, an investment in us.

Because there has been limited precedent set for financial accounting for cryptocurrencies and other digital assets, the determinations that we have made for how to account for digital assets transactions may be subject to change.

There has been limited precedent set for the financial accounting for cryptocurrencies, including Binance Coin, and other digital assets and related revenue recognition, and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC. As such, it is unclear how companies may in the future be required to account for digital asset transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change the accounting methods we currently intend to employ in respect of our anticipated revenues and assets and restate any financial statements produced based on those methods. Such a restatement could adversely affect our business, prospects, financial condition and results of operations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Date: May 16, 2022	Mega Matrix Corp.

	By:	/s/ Yucheng Hu
Yucheng Hu
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Qin (Carol) Wang
Qin (Carol) Wang
Chief Financial Officer (Principal Financial Officer)