Form 10-Q
period 2022-06-30
Mega Matrix Corp.
filed 2022-08-22
CIK 1036848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of registrant’s common stock outstanding as of August 22, 2022 was 22,084,055.

MEGA MATRIX CORP.

FORM 10-Q

For the Quarterly Period Ended June 30, 2022

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

On March 25, 2022, we changed our name from Aerocentury Corp. to Mega Matrix Corp. to better reflect our expansion into Metaverse and Gamefi businesses. All references in this Quarterly Report, unless the context indicates otherwise, to “AeroCentury” refers to AeroCentury Corp. and the “Company,” “we,” “us,” and “our” refers to AeroCentury together with its consolidated subsidiaries prior to March 25, 2022 and renamed “Mega Matrix Corp.” commencing on March 25, 2022, and, except where expressly noted otherwise or the context otherwise requires, its consolidated subsidiaries.

ii

PART I - Financial Information

Item 1. Financial Statements

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(US Dollar, except for share and per share data, unless otherwise stated)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$3,967,400	$7,380,700
Digital assets	314,500	-
Taxes receivable	1,109,000	1,235,200
Prepaid expenses and other assets	490,500	645,100
Goodwill	4,688,600	4,688,600
Intangible assets	888,900	-
Deposit for intangible assets	-	1,000,000
Total assets	$11,458,900	$14,949,600

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,783,400	$2,961,300
Accrued payroll	168,500	161,300
Income taxes payable	14,600	13,700
Total liabilities	1,966,500	3,136,300

Commitments and contingencies (Note 12)

Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 22,084,055 and 22,084,055 shares outstanding at June 30, 2022 and December 31, 2021	22,100	22,100
Paid-in capital	16,982,700	16,982,700
Accumulated deficit	(6,849,300)	(4,954,400)
Total Mega Matrix Corp. (formerly “AeroCentury Corp.”) stockholders’ equity	10,155,500	12,050,400
Non-controlling interests	(663,100)	(237,100)
Total equity	9,492,400	11,813,300
Total liabilities and equity	$11,458,900	$14,949,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(US Dollar, except for share and per share data, unless otherwise stated)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revenues and other income:
Gamefi revenue	$3,200	$-	$326,800	$-
Operating lease revenue	-	1,470,300	120,000	4,207,600
Net gain (loss) on disposal of assets	-	6,800	-	(194,900)
Other income	-	3,600	-	2,200
	3,200	1,480,700	446,800	4,014,900
Cost of revenues	(533,300)	-	(561,100)	-
Gross (loss) profit	(530,100)	1,480,700	(114,300)	4,014,900

Expenses:
Impairment of digital assets	8,300	-	8,300	-
Impairment in value of aircraft	-	2,264,000	-	4,204,400
Interest	-	1,900	120,000	1,916,600
Professional fees, general and administrative and other	449,500	119,600	1,001,400	1,714,900
Depreciation	-	466,600	-	1,165,800
(Reversal) provision of bad debt expense	-	326,000	(300,000)	1,147,000
Salaries and employee benefits	603,800	486,700	1,236,300	993,100
Insurance	100,500	216,300	186,700	464,100
Maintenance	-	94,500	-	239,500
Other taxes	2,800	25,600	2,800	51,100
Reorganization costs	-	952,800	-	952,800
PPP loan forgiveness	-	(279,200)	-	(279,200)
Total expenses	1,164,900	4,674,800	2,255,500	12,570,100

Loss before income tax provision	(1,695,000)	(3,194,100)	(2,369,800)	(8,555,200)

Income tax provision	(2,600)	(3,700)	(4,100)	(52,900)
Net loss	$(1,697,600)	$(3,197,800)	$(2,373,900)	$(8,608,100)
Less: Net loss attributable to non-controlling interests	339,000	-	479,000	-
Net loss attributable to Mega Matrix Corp. (formerly “AeroCentury Corp.”)’s shareholders	$(1,358,600)	$(3,197,800)	$(1,894,900)	$(8,608,100)
Loss per share:
Basic*	$(0.06)	$(0.41)	$(0.09)	$(1.11)
Diluted*	$(0.06)	$(0.41)	$(0.09)	$(1.11)
Weighted average shares used in loss per share computations:
Basic*	22,084,055	7,729,420	22,084,055	7,729,420
Diluted*	22,084,055	7,729,420	22,084,055	7,729,420

Net loss	$(1,697,600)	$(3,197,800)	$(2,373,900)	$(8,608,100)
Other comprehensive income (loss):
Reclassification of net unrealized losses on derivative instruments to interest expense	-	-	-	2,600
Tax expense related to items of other comprehensive loss	-	-	-	(600)
Other comprehensive income	-	-	-	2,000
Total comprehensive loss	(1,697,600)	(3,197,800)	(2,373,900)	(8,606,100)
Less: comprehensive loss attributable to non-controlling interests	339,000	-	479,000	-
Total comprehensive loss attributable to Mega Matrix Corp. (formerly “AeroCentury Corp.”)’s shareholders	$(1,358,600)	$(3,197,800)	$(1,894,900)	$(8,606,100)

*	Retrospectively restated to give effect to five for one forward stock split effective December 30, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(US Dollar, except for share data, unless otherwise stated)

	Mega Matrix Corp. (formerly “AeroCentury Corp.”) Stockholder’s Equity
	Common Stock					Accumulated Other	Non-
	Number of Stocks*	Amount*	Paid-in Capital*	Accumulated Deficit	Treasury Stock	Comprehensive Loss	Controlling Interests	Total Equity
Balance, December 31, 2020 (Predecessor)	7,729,420	$7,700	$16,776,900	$(31,361,600)	$(3,037,300)	$(2,000)	$-	$(17,616,300)
Net loss	-	-	-	(5,410,300)	-	-	-	(5,410,300)
Accumulated other comprehensive income	-	-	-	-	-	2,000	-	2,000
Balance, March 31, 2021 (Predecessor)	7,729,420	$7,700	$16,776,900	$(36,771,900)	$(3,037,300)	$-	$-	$(23,024,600)
Net loss	-	-	-	(3,197,800)	-	-	-	(3,197,800)
Balance, June 30, 2021 (Predecessor)	7,729,420	$7,700	$16,776,900	$(39,969,700)	$(3,037,300)	$-	$-	$(26,222,400)

Balance, December 31, 2021 (Successor)	22,084,055	$22,100	$16,982,700	$(4,954,400)	$-	$-	$(237,100)	$11,813,300
Share based compensation	-	-	-	-	-	-	65,000	65,000
Net loss	-	-	-	(536,300)	-	-	(140,000)	(676,300)
Balance, March 31, 2022 (Successor)	22,084,055	$22,100	$16,982,700	$(5,490,700)	$-	$-	$(312,100)	$11,202,000
Cancellation of share-based compensation due to one management	-	-	-	-	-	-	(12,000)	(12,000)
Net loss	-	-	-	(1,358,600)	-	-	(339,000)	(1,697,600)
Balance, June 30, 2022 (Successor)	22,084,055	$22,100	$16,982,700	$(6,849,300)	$-	$-	$(663,100)	$9,492,400

*	Retrospectively restated to give effect to five for one forward stock split effective December 30, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(US Dollar, unless otherwise stated)

	Successor	Predecessor
	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating activities:
Net cash (used in) / provided by operating activities	(3,413,300)	561,300

Investing activities:
Proceeds from sale of aircraft and Part-out Assets held for sale, net of re-sale fees	-	11,796,100
Net cash provided by investing activities	-	11,796,100

Financing activities:
Repayment of notes payable – MUFG Credit Facility and Drake Indebtedness	-	(14,210,700)
Repayment of notes payable – Nord Loans	-	(703,100)
Issuance of notes payable – PPP Loan	-	170,000
Debt issuance costs	-	(5,200)
Net cash used in financing activities	-	(14,749,000)
Net decrease in cash and cash equivalents	(3,413,300)	(2,391,600)
Cash and cash equivalents, beginning of period	7,380,700	5,100,900
Cash and cash equivalents, end of period	$3,967,400	$2,709,300

During the six months ended June 30, 2022 and 2021, the Company paid interest totaling $120,000 and $186,500, respectively. During the six months ended June 30, 2022 and 2021, the Company paid income taxes totaling $nil and $4,000, respectively.

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

On October 20, 2021, the Company set up Mega Metaverse Corp. (“Mega”), a wholly owned subsidiary incorporated in California. In December 2021, the Company launched its GameFi business in the metaverse ecosystem through Mega and released its first NFT game “Mano” in late March of 2022. Mano is a competitive idle role-playing game (RPG) deploying the concept of GameFi in the innovative NFTs (non-fungible token) on blockchain technology, with a “Play-to-earn” model that the players can earn while they play in the Company’s metaverse universe “alSpace”. Our alSpace metaverse platform has been developed. It is our intent that the alSpace universe will (i) support our NFT games to launch; and (ii) create a marketplace where players and users place their in-game NFT to sell and trade. Failure to develop a robust alSpace metaverse universe will adversely affect our business objectives.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period. All intercompany balances and transactions have been eliminated in consolidation.

Non-controlling interests

Non-controlling interests represent the equity interests of JMC that are not attributable, either directly or indirectly, to the Company. As of June 30, 2022 and December 31, 2021, non-controlling equity holders held 49% and 24.17% equity interest in JHC, respectively.

Liquidity

As of June 30, 2022, the Company had total net assets of approximately $9.5 million and believes that this has alleviated the substantial doubt about the Company’s ability to continue as a going concern. As a result of the effectiveness of the Plan, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance date of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022. Accordingly, the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022, have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course business.

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

Digital assets

Digital assets (including Binance Coin (BNB), USD Coin (USDC) and Binance USD (BUSD) are included in current assets in the accompanying unaudited condensed consolidated balance sheets. Digital assets purchased are recorded at cost and digital assets awarded to the Company through its GameFi business are accounted for in connection with the Company’s revenue recognition policy disclosed below.

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

Purchases of digital assets by the Company, if any, will be included within investing activities in the accompanying unaudited condensed consolidated statements of cash flows, while digital assets awarded to the Company through its GameFi are included within operating activities on the accompanying unaudited condensed consolidated statements of cash flows. The sales of digital assets are included within investing activities in the accompanying unaudited condensed consolidated statements of cash flows and any realized gains or losses from such sales are included in “realized gain (loss) on exchange of digital assets” in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company accounts for its gains or losses in accordance with the first-in first-out method of accounting. As of June 30, 2022, the Company did not sell its digital assets for cash.

Intangible assets

Purchased intangible assets primarily consist of software, which are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method based on their estimated useful lives. The estimated useful life of software is 3 years.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment of $8,300 and $nil of digital assets was recognized for the three and six months ended June 30, 2022 and 2021, respectively.

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from GameFi business

In late March 2022, the Company released its first NFT game “Mano” in the Mega’s metaverse universe platform“alSpace”. Mano is a competitive idle role-playing game (RPG) deploying the concept of GameFi in the innovative application of NFTs (non-fungible token) based on blockchain technology, with a “Play-to-earn” business model that the players can earn while they play in the alSpace.

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

The revenue is in the form of BNB, which is a cryptocurrency that is primarily used in payment of paying transactions and trading fees through BSC. BNB is convertible to cash or other digital assets. The BNB is collected just in time in the accounts of MetaMask Wallet of the Company. As of June 30, 2022, the Company had no accounts receivable due from players.

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

The Company had an allowance for doubtful accounts of $nil and $300,000 at June 30, 2022 and December 31, 2021, respectively.

Comprehensive Loss

The Company accounts for former interest rate cash flow hedges by reclassifying accumulated other comprehensive income into earnings in the periods in which the expected transactions occur or when it is probable that the hedged transactions will no longer occur, and are included in interest expense.

Taxes

As part of the process of preparing the Company’s consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and US GAAP purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company's current three-year cumulative loss through June 30, 2022, the operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company's new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

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

In October 2019, the Company became aware that, as a result of certain defaults under its MUFG Credit Facility, certain of the forecasted transactions related to its MUFG Credit Facility interest rate swaps were no longer probable of occurring, hence, those swaps were de-designated from hedge accounting at that time. The two swaps related to the MUFG Credit Facility were terminated in March 2020 and the Company incurred a $3.1 million obligation in connection with such termination, payment of which was due no later than the June 30, 2021 maturity of the Drake Loan. As a result of the forecasted transaction being not probable to occur, accumulated other comprehensive loss of $1,167,700 related to the MUFG Swaps was recognized as interest expense in the first quarter of 2020.

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

The following table reconciles the enterprise value to the fair value of net assets as of the Effective Date:

September 30, 2021
Enterprise value	$18,883,100

Cash and cash equivalents	$10,625,600
Accounts receivable	450,000
Finance leases receivable, net	1,234,500
Taxes receivable	1,884,400
Fair value of net assets	$14,194,500
Goodwill	$4,688,600

5.	DIGITAL ASSETS

Digital asset holdings were comprised of the following:

	June 30,	December 31,
	2022	2021

USDC	$297,400	$-
BNB	6,900	-
BUSD	10,200	-
	$314,500	$-

Additional information about digital assets

For the six months ended June 30, 2022, the Company received BNB primarily through GameFi business. The Company generated USDC and BUSD from the exchange of BNB. The following table presents additional information about digital assets for the six months ended June 30, 2022:

June 30,
2022

Opening balance	$-
Receipt of BNB from GameFi business	326,800
Exchange of BNB into USDC	(297,400)
Exchange of BNB into BUSD	(10,200)
Payment of services and charges	(4,000)
Impairment of BNB	(8,300)
$6,900

6.	FINANCE LEASE RECEIVABLE

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

For the three months ended June 30, 2022 and 2021, the Company recorded impairment losses totaling $nil and $2,264,000, respectively, for nil and five of its aircraft held for sale that were written down to their sales prices, less cost of sale. For the six months ended June 30, 2022 and 2021, the Company recorded impairment losses totaling $nil and $4,204,400, respectively, for nil and five of its aircraft held for sale that were written down to their sales prices, less cost of sale.

(a) Assets Held for Lease

At June 30, 2022, the Company had no regional jet aircraft held for lease. At December 31, 2021, the Company had one regional jet aircraft held for lease.

The Company did not purchase or sell any aircraft held for lease during the three and six months ended June 30, 2022 and 2021. As a result of its Chapter 11 filing in March 2021 and the Company’s consequent lack of authority to sell certain assets without the approval of the Bankruptcy Court, as of June 30, 2021, the Company reclassified all of its off-lease aircraft, comprised of four regional jet aircraft and two turboprop aircraft, from held for sale to held for lease.

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

The Company had two sales-type leases, which were substantially modified in January 2020 to reduce the amount of monthly payments and purchase option amounts due under the leases. Although the modifications would ordinarily have given rise to income or loss resulting from the changed term of the agreements, the lessee’s poor compliance with the lease terms has led the Company to value the sales-type leases at the fair value of the collateral and, as such, the modifications did not give rise to any effect on income other than that related to the collateral value of the financed aircraft. The Company recorded a bad debt allowance of $821,000 related to one of the two sales-type finance leases as a result of its May 2021 agreement to sell the aircraft to the customer (“Sale Order”), and recorded a bad debt allowance of $326,000 related to the second sales-type finance lease as a result of its July 2021 agreement to sell the aircraft to the customer.

As a result of the Sale Order approved by the Bankruptcy Court in May 2021, the Company reclassified all of its aircraft under sales-type and finance leases to held for sale.

At June 30, 2022 and December 31, 2021, the net investment included in sales-type leases and direct financing leases receivable were as follows:

	June 30,	December 31,
	2022	2021

Gross minimum lease payments receivable	$-	$300,000
Allowance for doubtful accounts	-	(300,000)
Finance leases receivable	$-	$-

As of June 30, 2022 and December 31, 2021, there were no minimum future payments receivable under finance leases.

7.	INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	June 30,	December 31,
	2022	2021

Software	$1,000,000	$-
Less: Accumulated amortization	(111,100)	-
	$888,900	$-

For the three months ended June 30, 2022 and 2021, the amortization expenses were $27,800 and $nil, respectively. For the six months ended June 30, 2022 and 2021, the amortization expenses were $111,100 and $nil, respectively. The amortization was charged to the cost of revenues.

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

For the three and six months ended June 30, 2022, the Company had two business segments which were comprised of 1) the leasing of regional aircraft to foreign and domestic regional airlines, and 2) the newly launched GameFi business. For the three and six months ended June 30, 2021, the Company had one business segment which was the leasing of regional aircraft to foreign and domestic regional airlines.

The following tables present summary information of operations by segment for the three and months ended June 30, 2022 and 2021, respectively:

	For the Three Months Ended June 30, 2022 (Successor)
	GameFi	Leasing
	Business	Business	Total
Revenue	$3,200	$-	$3,200
Gross loss	$(530,100)	$-	$(530,100)
Expenses	$(547,400)	$(617,500)	$(1,164,900)
Loss before income tax provision	$(1,077,500)	$(617,500)	$(1,695,000)
Net loss	$(1,077,900)	$(619,700)	$(1,697,600)

	For the Three Months Ended June 30, 2021 (Predecessor)
	GameFi	Leasing
	Business	Business	Total
Revenue	$-	$1,480,700	$1,480,700
Gross profit	$-	$1,480,700	$1,480,700
Expenses	$-	$(4,674,800)	$(4,674,800)
Loss before income tax provision	$-	$(3,194,100)	$(3,194,100)
Net loss	$-	$(3,197,800)	$(3,197,800)

	For the Six Months Ended June 30, 2022 (Successor)
	GameFi	Leasing
	Business	Business	Total
Revenue	$326,800	$120,000	$446,800
Gross (loss)/profit	$(234,300)	$120,000	$(114,300)
Expenses	$(1,026,000)	$(1,229,500)	$(2,255,500)
Loss before income tax provision	$(1,260,300)	$(1,109,500)	$(2,369,800)
Net loss	$(1,261,100)	$(1,112,800)	$(2,373,900)

	For the Six Months Ended June 30, 2021 (Predecessor)
	GameFi	Leasing
	Business	Business	Total
Revenue	$-	$4,014,900	$4,014,900
Gross profit	$-	$4,014,900	$4,014,900
Expenses	$-	$(12,570,100)	$(12,570,100)
Loss before income tax provision	$-	$(8,555,200)	$(8,555,200)
Net loss	$-	$(8,608,100)	$(8,608,100)

The following tables present total assets by segment for as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021

GameFi Business	$4,458,500	$6,788,900
Lease Business	2,311,800	3,472,100
Unallocated	4,688,600	4,688,600
	$11,458,900	$14,949,600

9.	DERIVATIVE INSTRUMENTS

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

The derivative termination liability was included in the liabilities subject to compromise. As part of the Plan of Reorganization, the Bankruptcy Court approved the settlement of claims reported within Liabilities subject to compromise in the Company’s consolidated balance sheet at their respective allowed claim amounts. Accordingly, the Company did not have derivative termination liability as of June 30, 2022 and December 31, 2021.

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

In March 2020, the Company determined that the future hedged interest payments related to its Nord Swaps were no longer probable of occurring, as a result of lease payment defaults for the aircraft owned by ACY 19002 and ACY 19003 and conversations with the lessee for the three aircraft owned by ACY E-175 regarding likely rent concessions, and consequently de-designated all five Nord Swaps as hedges because the lease payments were used to service the Nord Loans associated with the swaps. As a result of de-designation, future changes in market value were recognized in ordinary income and AOCI was reclassified to ordinary income as the forecasted transactions occurred. In December 2020, the Company determined that the payments after February 2021 for the three remaining swaps were probable not to occur as a result of the Company’s agreement to sell its interest in ACY E-175 during the first quarter of 2021. Accumulated other comprehensive income of $2,600 related to the Nord Swaps was recognized as an expense in the six months ended June 30, 2021, respectively.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Change in value of undesignated interest rate swaps	$-	$-	$-	$(48,700)
Reclassification from other comprehensive income to interest expense	-	-	-	2,600
Included in interest expense	$-	$-	$-	$(46,100)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Reclassification from other comprehensive income to interest expense	$-	$-	$-	$2,600
Change in accumulated other comprehensive income	$-	$-	$-	$2,600

At June 30, 2022 and December 31, 2021, the Company had no interest rate swaps.

10.	LEASE LIABILITIES AND RIGHT OF USE ASSETS

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

In March 2020, the Company elected not to exercise the extension options for its office lease. The lease liability associated with the office lease was calculated at June 30, 2020 by discounting the fixed, minimum lease payments over the remaining lease term, including the below-market extension periods, at a discount rate of 7.25%, which represents the Company’s estimate of the incremental borrowing rate for a collateralized loan for the type of underlying asset that was the subject of the office lease at the time the lease liability was evaluated. As a result of non-exercise of its extension option, the Company reduced the lease liability to reflect only the three remaining rent payments in the second quarter of 2020.

In July 2020, the lease for the Company’s office lease was extended for one month to July 31, 2020 at a rate of $10,000. The Company signed a lease for a smaller office suite in the same building effective August 1, 2020. The lease provided for a term of 30 months expiring on January 31, 2023, at a monthly base rate of approximately $7,400, with no rent due during the first six months. The Company recognized an ROU asset and lease liability of $169,800, both of which were non-cash items and are not reflected in the consolidated statement of cash flows. No cash was paid at the inception of the lease, and a discount rate of 3% was used, based on the interest rates available on secured commercial real estate loans available at the time. Upon emergence from bankruptcy on September 30, 2021, the Company terminated the office lease agreement, and the Company had no right of use assets or lease liabilities as of June 30, 2022 and December 31, 2021.

The Company recognized rental expenses as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Fixed rental expense during the year	$41,500	$17,800	$84,000	$35,500
Variable lease expense	-	4,500	-	11,000
Lease expenses	$41,500	$22,300	$84,000	$46,500

11.	FAIR VALUE MEASUREMENT

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

The Successor of the Company had no interest rate swaps on June 30, 2022 and December 31, 2021. For the three and six months ended June 30, 2021, the Predecessor of the Company reversed $48,700 as realized through the income statement as a result of sale of interest rate swaps. For the six months ended June 30, 2021, the Predecessor of the Company recorded no realized income or loss as a change in interest expense.

There were no transfers into or out of Level 3 during the three and six months ended June 30, 2022.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

The Company determines fair value of long-lived assets held and used, such as aircraft and aircraft engines held for lease and other assets held for sale, by reference to independent appraisals, quoted market prices (e.g., offers to purchase) and other factors. The independent appraisals utilized the market approach which uses recent sales of comparable assets, making appropriate adjustments to reflect differences between them and the subject property being analyzed.   Certain assumptions are used in the management’s estimate of the fair value of aircraft including the adjustments made to comparable assets, identifying market data of similar assets, and estimating cost to sell. These are considered Level 3 within the fair value hierarchy. An impairment charge is recorded when the Company believes that the carrying value of an asset will not be recovered through future net cash flows and that the asset’s carrying value exceeds its fair value.

For the three months ended June 30, 2021, the Company recorded impairment losses totaling $2,264,000 on five assets held for sale, based on appraised values or expected sales proceeds, which had an aggregate fair value of $29,333,100 During the six months ended June 30, 2021, the Predecessor of the Company recorded an impairment loss of $4,204,400 on its five assets held for sale, based on expected sales proceeds, which had an aggregate fair value of $29,333,100.

The Successor of the Company did not record impairment against assets held for sale for the three and six months ended June 30, 2022.

There were no transfers into or out of Level 3 during the three and six months ended June 30, 2022.

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

Borrowings under the Company’s Drake Loan bore floating rates of interest that reset periodically to a market benchmark rate plus a credit margin. The Company believes the effective interest rate under the Drake Loan approximates current market rates, and therefore that the outstanding principal and accrued interest of $80,060,900 at June 30, 2021 approximate their fair values on such date. The fair value of the Company’s outstanding balance of its Drake Loan is categorized as a Level 3 input under the US GAAP fair value hierarchy.

As part of the Plan of Reorganization, the Bankruptcy Court approved the settlement of claims reported within Liabilities subject to compromise in the Company’s Consolidated balance sheet at their respective allowed claim amounts. Accordingly, the Company did not have finance leases receivable, amounts borrowed under the MUFG Credit Facility and Drake Loan, notes payable under special-purpose financing, its derivative termination liability and its derivative instruments as of June 30, 2022 and December 31, 2021.

There were no transfers in or out of assets or liabilities measured at fair value under Level 3 during the three and six months ended June 30, 2022 or 2021.

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

The Company recorded income tax expense of $2,600 and $4,100 in the three and six months ended June 30, 2022, or negative 0.15% and 0.17%, respectively of pre-tax loss, compared to $3,600 and $52,800 income tax expense, or negative 0.12% and 0.62% of pre-tax loss in the three and six months ended June 30, 2021. The difference in the effective federal income tax rate from the normal statutory rate in the three and six months ended June 30, 2022 was primarily related to the discontinued operation of the Company's foreign aircraft leasing business.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company's current three-year cumulative loss through June 30, 2022, the operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company's new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

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

On October 20, 2021, we set up Mega Metaverse Corp. (“Mega”), a wholly owned subsidiary incorporated in California. In December 2021, we launched our GameFi business in the metaverse ecosystem through Mega, and released our first NFT game “Mano” on March 25, 2022. Mano is a competitive idle role-playing game (RPG) deploying the concept of GameFi in the innovative application of NFTs (non-fungible token) based on blockchain technology, with a “Play-to-earn” business model that the players can earn while they play in Mega’s metaverse universe “alSpace”.

Mano is played using our NFT alBots, Genesis alBots and non-Genesis alBots. Both types of alBots can be traded in our alSpace marketplace. Genesis alBots are better designed and have more functions and capabilities, which we believe will create greater demand and collection value. Non-Genesis alBots with ordinary design do not have as much value because of its limited energy level. As of June 30, 2022, we randomly distributed sixty-six (66) Genesis alBots to early reservation holders. In addition, we also distributed some non-Genesis alBots to our team members and developers for beta testing and are restricted from trading. Players with Genesis alBots can get higher rewards in terms of Mano coin, a token issued by the Company in the alSpace.

Currently we earn fees from our Mano game as follows:

-	Resetting Genesis alBots. Through game play, the energy level of the Genesis alBots will be depleted. To reset the energy level, a player can pay a fee to reset Genesis alBots back to its original maximum energy level. Players cannot reset non-Genesis alBots.

-	Transaction Fee. We charge a transaction fee for each purchase of virtual equipment and tools from our online store. These virtual equipment and tools can be applied to all categories of alBots.

-	Synthesis Fee. Our players can clone or convert their alBots using Mano coins. By cloning an alBot, a player can randomly extract certain genes/attributes from the alBot and create a new NFT which we call Genome. Each alBot can only make seven (7) clones, however, Genesis alBots can be reset to make seven (7) additional clones. In addition, players can convert its alBots into a Genome. Once the alBot is converted into a Genome, the original alBot is consumed. Players can synthesize two Genomes to create a new alBot based on the genes/attributes contained in the Genomes. In addition, the Genomes can be traded or sold in the alSpace marketplace. We charge a transaction fee for this synthesis process.

alBots	Genome

For the six months ended June 30, 2022, we generated revenues of $0.3 million in transaction fees from our Mano game. For the three months ended June 30, 2022, we generated minimal revenues.

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

The principal terms of the Plan Sponsor Agreement are below:

●	Plan Sponsor Equity Investment. The Plan Sponsor Agreement provides for the issuance by the Company of 14,354,635 shares of common stock (given effect to five for one forward stock split) (“New ACY Shares”) at a purchase price equal to $0.77 (given effect to five for one forward stock split), for an aggregate purchase price of approximately $11 million. The New ACY Shares issuance would result in post-issuance pro forma ownership percentages of the Company common stock of (a) 65% held by the Plan Sponsor, and (b) 35% held by existing shareholders of the Company on the Effective Date (the “Legacy ACY Shareholders”).

●	Refundability of the Deposit. In the event the purchase of the New ACY Shares does not close as a result of Plan Sponsor’s failure to comply with the terms of Plan Sponsor Agreement, the Deposit will be forfeited to the Company. In the event the purchase of the New ACY Shares does not close as a result of Debtors’ failure to comply with the terms of the Plan Sponsor Agreement or the failure of the conditions precedent set forth in the Plan Sponsor Agreement, the Deposit will be refunded to Plan Sponsor. If Bankruptcy Court or any regulatory authority having the authority to block the consummation of the purchase of the New ACY Shares do not approve of the purchase of the New ACY Shares, the Deposit will be refunded to Plan Sponsor.

●	Breakup Fee. If the Bankruptcy Court accepts and approves an exit financing transaction for the Company with a party other than the Plan Sponsor (an “Alternative Transaction”) then the Company shall pay Plan Sponsor, upon the closing of such Alternative Transaction, in addition to the return of the Deposit, a breakup fee equal to $1,000,000.

●	New Capital Structure for JetFleet Holding Corp. (“JHC”). On the Effective Date, the following transactions relating to JHC equity ownership shall be executed:

a)	Cancellation of the Company’s Equity in JHC. All outstanding stock of JetFleet Holding Corp. (“JHC”) currently held 100% by the Company, was canceled.

b)	JHC Common Stock Issuance to Plan Sponsor and JHC Management. Plan Sponsor shall acquire 35,000 shares of common stock of JHC, and certain employees of JHC (“JHC Management”) who will be appointed to continue the legacy aircraft leasing business of the Company through JHC shall have the right to acquire 65,000 shares of common stock of JHC. All shares of common stock of JHC will be purchased at a price of $1 per share. In January 2022, JHC Management completed the purchase of 65,000 shares of common stock of JHC.

c)	JHC Series A Preferred Stock Issuance to the Company. The Company will use $2 million of its proceeds from the Plan Sponsor’s purchase of New ACY Shares to purchase 104,082 shares of JHC Series A Preferred Stock from JHC. The JHC Series A Preferred Stock shall carry a dividend rate of 7.5% per annum, shall be non-convertible and non-transferable, shall be redeemable by JHC at any time, but shall only be redeemable by the Company after 7 years. As of June 30, 2022 and December 31, 2021, the JHC Series A Preferred Stockholders shall in the aggregate constitute 51% and 74.83% of the voting equity of JHC, respectively, voting as a single class together with the outstanding JHC Common Stock.

d)	Distribution of Trust Interest in JHC Series B to Legacy ACY Shareholders. A trust (“Legacy Trust”) will be established for the benefit of the Legacy ACY Shareholders, and JHC will issue new JHC Series B Preferred Stock to the Legacy Trust. The JHC Series B Preferred Stock issued to the Legacy Trust will have an aggregate liquidation preference of $1, non-convertible, non-transferable, non-voting, will not pay a dividend, and will contain a mandatory, redeemable provision. The JHC Series B Preferred Stock will be redeemable for an aggregate amount equal to (i) $1,000,000, if the JHC Series B Preferred Stock is redeemed after the first fiscal year for which JHC reports positive EBITDA for the preceding 12-month period, or (ii) $0.001 per share, if the JHC Series B Preferred Stock is redeemed prior the first fiscal year for which JHC reports positive EBITDA for the preceding 12-month period.

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

Results of Operations

For the three months ended June 30, 2022 and 2021

Revenues and Other Income

Revenues and other income decreased by 100% to $3,200 in the three months ended June 30, 2022 from $1.5 million in the three months ended June 30, 2021. The decrease was primarily a result of a decrease of $1.5 million, or 100%, in operating lease revenues to $nil in the three months ended June 30, 2022 as a result of reduced rent income from the sale of aircraft during the fourth quarter of 2020 and the whole year of 2021, partially offset by an increase of $3,000 generated from our newly launched GameFi business.

Expenses

For the three months ended June 30, 2022 and 2021, the Company had total operating expenses of $1.2 million and $4.7 million, respectively. The changes in expenses were primarily caused by changes in impairment in value of aircraft, professional fees and other general and administrative expenses, depreciation expenses, bad debt expenses and reorganization costs.

During the three months ended June 30, 2022, the Company did not record impairment charges as the Company did not have assets for sale for the relevant period. During the three months ended June 30, 2021, the Company recorded impairment charges totaling $2.3 million on two assets held for sale, based on expected sales proceeds.

Professional fees, general and administrative and other expenses increased by $0.3 million, or 275% to $0.4 million in the three months ended June 30, 2022 from $0.1 million in the three months ended June 30, 2021, primarily due to minimal expenses incurred during the three months ended June 30, 2021 as a result of its March 29, 2021 Chapter 11 filing.

Depreciation expenses decreased by $0.5 million, or 100% to $nil in the three months ended June 30, 2022 from $0.5 million in the three months ended June 30, 2021 primarily as a result of the reclassification of aircraft from held for lease to held for sale during the fourth quarter of 2020 and second quarter of 2021.

We did not record a provision of bad debt expenses for the three months ended June 30, 2022, as compared with a provision of bad debt expenses of $0.3 million. For the three months ended June 30, 2021, we recorded bad debt expenses as a result of payment delinquencies by the Company’s two customers of aircraft subject to sales-type finance leases.

Income tax provision

The Company recorded income tax expense of $2,600 in the three months ended June 30, 2022, or negative 0.15% (of pre-tax loss, compared to $3,700 income tax expense, or negative 0.12% of pre-tax loss in the three months ended June 30, 2021. The difference in the effective federal income tax rate from the normal statutory rate in the second quarter of 2021 was primarily related to the recording of a valuation on U.S. deferred tax assets.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through June 30, 2022, the operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

For the six months ended June 30, 2022 and 2021

Revenues and Other Income

Revenues and other income decreased by 89% to $0.45 million in the six months ended June 30, 2022 from $4.0 million in the six months ended June 30, 2021. The decrease was primarily a result of a decrease of $4.1 million, or 97.1%, in operating lease revenues to $0.1 million in the six months ended June 30, 2022 from $4.2 million in the six months ended June 30, 2021 as a result of reduced rent income from the sale of aircraft during the fourth quarter of 2020 and the whole year of 2021, partially offset by an increase of $0.3 million generated from our newly launched GameFi business.

Expenses

For the six months ended June 30, 2022 and 2021, the Company had total operating expenses of $2.3 million and $12.6 million, respectively. The changes in expenses were primarily caused by changes in impairment in value of aircraft, interest expense, professional fees and other general and administrative expenses, depreciation expenses, bad debt expenses and reorganization costs.

During the six months ended June 30, 2022, the Company did not record impairment charges as the Company did not have assets for sale for the relevant period. During the six months ended June 30, 2021, the Company recorded impairment charges totaling $4.2 million on two assets held for sale, based on expected sales proceeds.

The Company’s interest expense decreased by $1.8 million, or 94% to $0.1 million in the six months ended June 30, 2022 from $1.9 million in the six months ended June 30, 2021, as a result of the Company’s Chapter 11 filing in late March 2021, after which the Company did not accrue interest on the Drake Indebtedness. In addition, the Company sold five aircraft in August 2021 and the proceeds, totaling $41.6 million, were used to pay down the Drake Indebtedness.

Professional fees, general and administrative and other expenses decreased by $0.7 million, or 42% to $1.0 million in the six months ended June 30, 2022 from $1.7 million in the six months ended June 30, 2021, primarily due to increased amortization of legal fees related to the Company’s Drake Indebtedness and legal fees related to the Company’s Chapter 11 filing for the six months ended June 30, 2021.

Depreciation expenses decreased by $1.2 million, or 100% to $nil in the six months ended June 30, 2022 from $1.2 million in the six months ended June 30, 2021 primarily as a result of the reclassification of aircraft from held for lease to held for sale during the fourth quarter of 2020 and second quarter of 2021.

We recorded a reversal of bad debt expenses of $0.3 million for the six months ended June 30, 2022, as compared with a provision of bad debt expenses of $1.1 million for the same period ended June 30, 2021. For the six months ended June 30, 2022, we reversed the bad debt expenses because the Company collected part of the financial lease receivable, and believed it highly probable to collect the remaining balance. For the six months ended June 30, 2021, we recorded bad debt expenses as a result of payment delinquencies by the Company’s two customers of aircraft subject to sales-type finance leases.

During the six months ended June 30, 2021, we recorded $1.0 million of reorganization costs as a result of its March 29, 2021 Chapter 11 filing.

Income tax provision

The Company recorded income tax expense of $4,100 in the six months ended June 30, 2022, or negative 0.17% of pre-tax loss, compared to $52,900 income tax expense, or negative 0.62% of pre-tax loss in the six months ended June 30, 2022. The difference in the effective federal income tax rate from the normal statutory rate in the first six months of 2021 was primarily related to the recording of a valuation allowance on U.S. deferred tax assets.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through June 30, 2022, the operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2022, the Company had total net assets of approximately $9.5 million and believes that this has alleviated the substantial doubt about the Company’s ability to continue as a going concern. As a result of the effectiveness of the Plan, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance date of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022. Accordingly, the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022, have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course business.

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

The following is a discussion of historical cash flows from operating, investing and financing activities:

Operating activities

The Company’s net cash outflow from operations was $3.4 million for the six months ended June 30, 2022, which was mainly attributable to payment of $1.2 million for salaries and welfare, and payment of $1.0 million  for professional fees and legal expenses with our launch of GameFi business, and $0.5 million for the maintenance cost for the platform.

The Company’s net cash inflow from operations was $0.6 million for the six months ended June 30, 2021, which was mainly attributable to payment of $1.4 million for professional fees and legal expenses, $0.5 million for salaries and employee benefits, $0.2 million for interest, $0.1 million for maintenance and $0.1 million for aircraft insurance, partially offset by collection of finance lease income of $2.1 million.

Investing activities

For the six months ended June 30, 2022, the Company did not provide or use any cash from investing activities.

For the six months ended June 30, 2021, the Company received net cash of $11.8 million from asset sales.

Financing activities

For the six months ended June 30, 2022, the Company did not provide or use any cash from financing activities.

During the first six months ended June 30, 2021, the Company borrowed $2.5 million in the form of paid-in-kind interest that was added to the outstanding principal balance under the MUFG Indebtedness and Drake Indebtedness, and repaid $14.2 million of its total outstanding debt under the Drake Indebtedness and MUFG Indebtedness. Such repayments were funded by the sale of assets and rent and reserves received and used to pay down the Drake Indebtedness. During the first six months of 2021, the Company’s special-purpose entities repaid $0.7 million of the Nord Loans. During the first six months of 2021, the Company paid approximately $5,000 for debt issuance and amendment fees.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the material weakness described below, as of June 30, 2022, our disclosure controls and procedures were not effective.

We previously identified a material weakness in our internal control over financial reporting relating to our tax review control for complex transactions in 2020. We are in the process of enhancing our tax review control related to unusual transactions that we may encounter, but that control has not operated for a sufficient time to determine if the control was effective as of June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth below in this Risk Factors section, in this report and in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 30, 2022, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related to our Business

A particular digital asset’s status, such as an NFT, including our alBots, Genomes and weapons, as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if a regulator disagrees with our characterization of the NFT or Mano coin, we may be subject to regulatory scrutiny, investigation, fines and penalties, which may adversely affect our business, operating results and financial condition. A determination that an NFT or our Mano coin is a “security” may adversely affect the value of those NFTs, Mano coins, and our business.

The SEC and its staff have taken the position that certain digital assets such as a NFT may fall within the definition of a “security” under U.S. federal securities laws. The legal test for determining whether any given digital asset is a security is a highly complex, fact-driven analysis that may evolve over time, and the outcome is difficult to predict. Our determination that the NFTs that are developed by players and our Mano coins are not securities is a risk-based assessment and not a legal standard or one binding on regulators. The SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff.

The classification of a digital asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing of such assets. For example, a digital asset that is a security may generally only be offered or sold pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in digital assets that are securities may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade digital assets that are securities are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (“ATS”), in compliance with rules for ATS’s. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency.

We analyze whether the NFTs that are related to our games and the Mano coin could be deemed to be a “security” under applicable laws. Our analysis does not constitute a legal standard, but rather represent our management’s assessment regarding the likelihood that a particular digital asset could be deemed a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC or a court were to determine that NFTs that are generated by our games or Mano coin may be deemed a “security” under applicable laws.

There can be no assurances that we will properly characterize any given digital asset as a security or non-security or that the SEC, or a court, if the question was presented to it, would agree with our assessment. We could be subject to judicial or administrative sanctions for failing to offer or sell digital assets in compliance with the registration requirements, or for acting as a broker or dealer without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. For instance, all transactions in such supported digital asset would have to be registered with the SEC, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Further, it could draw negative publicity and a decline in the general acceptance of the digital asset. Also, it may make it difficult for such digital asset to be traded, cleared, and custodied as compared to other digital assets that are not considered to be securities.

We will need to explore other opportunities in the metaverse to expand our business model.

Our Mano game and alSpace platform is subject to continuing maintenance. At this time, we do not intend to develop other games or permit other developers to utilize the alSpace platform. Therefore, we will need to explore and develop other opportunities in the metaverse to expand our business model.

Our business may suffer to some extent if we are unable to continue to develop successful games for the alSpace platform, successfully monetize alSpace platform games, or successfully forecast alSpace platform launches and/or monetization.

In the future, our business may depend on developing and publishing alSpace platform games such as Mano for live online players for earning NFTs, and that such consumers will download and spend time playing. If we decide to seek development and market our alSpace platform games in the future, we expect to devote substantial resources; however we cannot guarantee that we will continue to develop games that appeal to players or that we can develop the alSpace platform that will appeal to other game developers. The success of our games depends, in part, on unpredictable and volatile factors beyond our control including consumer preferences, competing games, new metaverse platforms and the availability of other entertainment experiences. If our games are not launched on time or do not meet consumer expectations, or if they are not brought to market in a timely and effective manner, our ability to grow revenue and our financial performance will be negatively affected.

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

Date: August 22, 2022	Mega Matrix Corp.

	By:	/s/ Yucheng Hu
Yucheng Hu
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Qin (Carol) Wang
Qin (Carol) Wang
Chief Financial Officer (Principal Financial Officer)