Form 10-Q
period 2022-09-30
Mega Matrix Corp.
filed 2022-11-14
CIK 1036848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of registrant’s common stock outstanding as of November 9, 2022 was 26,484,055.

MEGA MATRIX CORP.

FORM 10-Q

For the Quarterly Period Ended September 30, 2022

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the Company’s plans and objectives for future operations, the Company’s future financial or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology, are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference into this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

On March 25, 2022, we changed our name from Aerocentury Corp. to Mega Matrix Corp.. All references in this Quarterly Report, unless the context indicates otherwise, to “AeroCentury” refers to AeroCentury Corp. and the “Company,” “we,” “us,” and “our” refers to AeroCentury together with its consolidated subsidiaries prior to March 25, 2022 and renamed “Mega Matrix Corp.” commencing on March 25, 2022, and, except where expressly noted otherwise or the context otherwise requires, its consolidated subsidiaries.

ii

PART I - Financial Information

Item 1. Financial Statements

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(US Dollar, except for share and per share data, unless otherwise stated)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,903,300	$7,380,700
Stable coins	942,600	-
Digital assets	53,100	-
Taxes receivable	965,800	1,235,200
Prepaid expenses and other assets	431,400	645,100
Goodwill	4,688,600	4,688,600
Deposit for intangible assets	-	1,000,000
Long-term tax recoverable	10,800	-
Total assets	$11,995,600	$14,949,600

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,609,100	$2,961,300
Accrued payroll	130,500	161,300
Income taxes payable	17,900	13,700
Advance from shareholders	2,975,000	-
Total liabilities	4,732,500	3,136,300

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 22,084,055 and 22,084,055 shares outstanding at September 30, 2022 and December 31, 2021	22,100	22,100
Paid-in capital	16,976,500	16,982,700
Accumulated deficit	(8,827,100)	(4,954,400)
Total Mega Matrix Corp. (formerly “AeroCentury Corp.”) stockholders’ equity	8,171,500	12,050,400
Non-controlling interests	(908,400)	(237,100)
Total equity	7,263,100	11,813,300
Total liabilities and equity	$11,995,600	$14,949,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(US Dollar, except for share and per share data, unless otherwise stated)

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2022	September 30, 2021	Period from July 1, 2021 through September 29, 2021	Nine months Ended September 30, 2022	September 30, 2021	Period from January 1, 2021 through September 29, 2021
Revenues and other income:
Gamefi revenue	$-	$-	$-	$326,800	$-	$-
Operating lease revenue	-	-	1,546,300	120,000	-	5,753,900
Net loss on disposal of assets	-	-	-	-	-	(194,900)
Other income	-	-	500	-	-	2,700
	-	-	1,546,800	446,800	-	5,561,700
Cost of revenues	-	-	-	(561,100)	-	-
Gross profit (loss)	-	-	1,546,800	(114,300)	-	5,561,700

Expenses:
Impairment of digital assets	2,100	-	-	10,400	-	-
Impairment of intangible assets	888,900	-	-	888,900	-	-
Impairment in value of aircraft	-	-	-	-	-	4,204,400
Interest	-	-	50,100	120,000	-	1,966,700
Professional fees, general and administrative and other	789,300	-	1,935,900	1,790,700	-	3,650,800
Depreciation	-	-	10,300	-	-	1,176,100
(Reversal) provision of bad debt expense	-	-	-	(300,000)	-	1,147,000
Salaries and employee benefits	467,300	-	448,800	1,703,600	-	1,441,900
Insurance	86.200	-	197,500	272,900	-	661,600
Maintenance	-	-	(15,400)	-	-	224,100
Other taxes	-	-	25,600	2,800	-	76,700
PPP loan forgiveness	-	-	-	-	-	(279,200)
Total expenses	2,233,800	-	2,652,800	4,489,300	-	14,270,100

Reorganization gains, net	-	-	28,691,100	-	-	27,738,300

(Loss) income before income tax provision	(2,233,800)	-	27,585,100	(4,603,600)	-	19,029,900

Income tax benefits (provision)	10,700	-	(76,900)	6,600	-	(129,800)
Net (loss) income	$(2,223,100)	$-	$27,508,200	$(4,597,000)	$-	$18,900,100
Less: Net loss attributable to non-controlling interests	245,300	-	-	724,300	-	-
Net (loss) gain attributable to Mega Matrix Corp. (formerly “AeroCentury Corp.”)’s shareholders	$(1,977,800)	$-	$27,508,200	$(3,872,700)	$-	$18,900,100
(Loss) earnings per share:
Basic*	$(0.09)	$-	$3.56	$(0.18)	$-	$2.45
Diluted*	$(0.09)	$-	$3.56	$(0.18)	$-	$2.45
Weighted average shares used in loss per share computations:
Basic*	22,084,055	22,084,055	7,729,420	22,084,055	22,084,055	7,729,420
Diluted*	22,084,055	22,084,055	7,729,420	22,084,055	22,084,055	7,729,420

Net (loss) income	$(2,223,100)	$-	$27,508,200	$(4,597,000)	$-	$18,900,100
Other comprehensive income (loss):
Reclassification of net unrealized losses on derivative instruments to interest expense	-	-	-	-	-	2,600
Tax expense related to items of other comprehensive loss	-	-	-	-	-	(600)
Other comprehensive income	-	-	-	-	-	2,000
Total comprehensive (loss) income	(2,223,100)	-	27,508,200	(4,597,000)	-	18,902,100
Less: comprehensive loss attributable to non-controlling interests	245,300	-	-	724,300	-	-
Total comprehensive (loss) income attributable to Mega Matrix Corp. (formerly “AeroCentury Corp.”)’s shareholders	$(1,977,800)	$-	$27,508,200	$(3,872,700)	$-	$18,902,100

*	Retrospectively restated to give effect to five for one forward stock split effective December 30, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(US Dollar, except for share data, unless otherwise stated)

	Mega Matrix Corp. (formerly “AeroCentury Corp.”) Stockholder’s Equity
	Common Stock					Accumulated Other	Non-
	Number of Stocks*	Amount*	Paid-in Capital*	Accumulated Deficit	Treasury Stock	Comprehensive Loss	Controlling Interests	Total Equity
Balance, December 31, 2020 (Predecessor)	7,729,420	$7,700	$16,776,900	$(31,361,600)	$(3,037,300)	$(2,000)	$-	$(17,616,300)
Net loss	-	-	-	(5,410,300)	-	-	-	(5,410,300)
Accumulated other comprehensive income	-	-	-	-	-	2,000	-	2,000
Balance, March 31, 2021 (Predecessor)	7,729,420	$7,700	$16,776,900	$(36,771,900)	$(3,037,300)	$-	$-	$(23,024,600)
Net loss	-	-	-	(3,197,800)	-	-	-	(3,197,800)
Balance, June 30, 2021 (Predecessor)	7,729,420	$7,700	$16,776,900	$(39,969,700)	$(3,037,300)	$-	$-	$(26,222,400)
Net income	-	-	-	16,570,700	-	-	-	16,570,700
Contribution into JetFleet Holding Corp. (“JHC”)	-	-	35,000	-	-	-	-	35,000
Balance, September 30, 2021 (Predecessor)	7,729,420	$7,700	$16,811,900	$(23,399,000)	$(3,037,300)	$-	$-	$(9,616,700)
Net income	-	-	-	10,937,500	-	-	-	10,937,500
Cancellation of predecessor equity	-	-	(10,867,900)	12,461,500	3,037,300	-	-	4,630,900
Balance, September 30, 2021 (Predecessor)	7,729,420	$7,700	$5,944,000	$-	$-	$-	$-	$5,951,700
Issuance of common stocks to the Plan Sponsor	14,354,635	14,400	11,038,700	-	-	-	-	11,053,100
Balance, September 30, 2021 (Predecessor)	22,084,055	$22,100	$16,982,700	$-	$-	$-	$-	$17,004,800

Balance, December 31, 2021 (Successor)	22,084,055	$22,100	$16,982,700	$(4,954,400)	$-	$-	$(237,100)	$11,813,300
Share based compensation	-	-	-	-	-	-	65,000	65,000
Net loss	-	-	-	(536,300)	-	-	(140,000)	(676,300)
Balance, March 31, 2022 (Successor)	22,084,055	$22,100	$16,982,700	$(5,490,700)	$-	$-	$(312,100)	$11,202,000
Cancellation of share-based compensation due to one management	-	-	-	-	-	-	(12,000)	(12,000)
Net loss	-	-	-	(1,358,600)	-	-	(339,000)	(1,697,600)
Balance, June 30, 2022 (Successor)	22,084,055	$22,100	$16,982,700	$(6,849,300)	$-	$-	$(663,100)	$9,492,400
Acquisition of a subsidiary under common control	-	-	(6,200)	-	-	-	-	(6,200)
Net loss	-	-	-	(1,977,800)	-	-	(245,300)	(2,223,100)
Balance, September 30, 2022 (Successor)	22,084,055	$22,100	$16,976,500	$(8,827,100)	$-	$-	$(908,400)	$7,263,100

*	Retrospectively restated to give effect to five for one forward stock split effective December 30, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(US Dollar, unless otherwise stated)

	Successor		Predecessor
	Nine months Ended September 30, 2022	September 30, 2021	Period from January 1, 2021 through September 29, 2021
Operating activities:
Net cash used in operating activities	$(4,671,200)	$(1,600)	$(2,608,900)

Investing activities:
Proceeds from sale of aircraft and Part-out Assets held for sale, net of re-sale fees	-	-	11,796,100
Proceeds paid to acquire a subsidiary under common control.	(10,000)	-	-
Acquisition of net assets of a subsidiary	3,800	-	-
Net cash (used in) provided by investing activities	(6,200)	-	11,796,100

Financing activities:
Repayment of notes payable – MUFG Credit Facility and Drake Indebtedness	-	-	(14,210,700)
Repayment of notes payable – Nord Loans	-	-	(703,100)
Issuance of notes payable – PPP Loan	-	-	170,000
Debt issuance costs	-	-	(5,200)
Subscription fee advanced from the Plan Sponsor	-	100,000	10,953,100
Capital contribution into JHC	-	-	35,000
Subscription fee advanced from investors	2,200,000	-	-
Net cash provided by (used in) financing activities	2,200,000	100,000	(3,760,900)
Net (decrease) increase in cash and cash equivalents	(2,477,400)	98,400	5,426,300
Cash and cash equivalents, beginning of period	7,380,700	10,527,200	5,100,900
Cash and cash equivalents, end of period	$4,903,300	$10,625,600	$10,527,200

Payment of interest expenses	$120,000	$-	$186,500
Payment of income tax expenses	$-	$-	$4,000

Supplemental non-cash investing and financing activities
Subscription fee advanced from investors in USDC	$775,000	$-	$-

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

On October 20, 2021, the Company set up Mega Metaverse Corp. (“Mega”), a wholly owned subsidiary incorporated in California. In December 2021, the Company launched its GameFi business in the metaverse ecosystem through Mega and released its first NFT game “Mano” in late March of 2022. Mano is a competitive idle role-playing game (RPG) deploying the concept of GameFi in the innovative NFTs (non-fungible token) on blockchain technology, with a “Play-to-earn” model that the players can earn while they play in the Company’s metaverse universe “alSpace”. Due to regulatory challenges, the Company decided to suspend the Mano game and the alSpace platform, and on November 4, we discontinued the Mano game and the alSpace platform. The Company is currently exploring other crypto-related business models outside of the United States.

On August 31, 2022, we acquired all of the equity interest in Saving Digital Pte, Ltd., a Singapore corporation (“SDP”) with no operations and approximately $3,800 in cash, from our chairman Yucheng Hu for a nominal consideration of $10,000. We intend to use SDP to explore other crypto related business in Singapore. In September 19, 2022, through SDP, we purchased 37 Ether (ETH) for the purpose of exploring Ethereum staking opportunities following the transition by Ethereum on September 15, 2022 from proof-of-work (PoW) to a proof-of-stake (PoS) consensus mechanism referred to as the “Merge.” Prior to the Merge, Ethereum utilized a PoW validation method for digital asset transactions. Following the Merge, Ethereum shifted to a PoS validation system where validators stake their ETH into a smart contract on Ethereum to serve as collateral that can be destroyed if the validator behaves dishonestly or lazily. The validator (selected randomly) is then responsible for processing the blockchain transactions, storing data and adding new blocks to the blockchain. Validators receives a transaction fee on their staked coins in ETH as a reward for their active participation in the network. To become a validator on Ethereum, a participant must stake 32 ETH. SDP staked 32 ETH to become a validator to Ethereum to earn ETH rewards and yield, and to explore other PoS opportunities such as a staking-as-a-service model that would assist users in becoming a validator.

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period. All intercompany balances and transactions have been eliminated in consolidation.

Non-controlling interests

Non-controlling interests represent the equity interests of JMC that are not attributable, either directly or indirectly, to the Company. As of September 30, 2022 and December 31, 2021, non-controlling equity holders held 45.81% and 24.17% equity interest in JMC, respectively.

Liquidity

As of September 30, 2022, the Company had total net assets of approximately $7.3 million and believes that this has alleviated the substantial doubt about the Company’s ability to continue as a going concern. As a result of the effectiveness of the Plan, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance date of the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022. Accordingly, the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022, have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course business.

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

While we are currently exploring other crypto-related business models outside of the United States, and the Company expects the business would not be affected by the COVID-19 Pandemic.

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

Stable coins

Stable coins, primarily consisting of USD Coin (“USDC”) and Binance USD (“BUSD”), are accounted for as financial instruments; one USDC or BUSD can be redeemed for one U.S. dollar on demand from the issuer.

Digital assets

Digital assets (including Ethereum(ETH) and Binance Coin (BNB) are included in current assets in the accompanying unaudited condensed consolidated balance sheets. Digital assets purchased are recorded at cost and digital assets awarded to the Company through its GameFi business are accounted for in connection with the Company’s revenue recognition policy disclosed below.

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital assets at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Impairment of $2,100 and $nil of digital assets was recognized for the three months ended September 30, 2022 and 2021, respectively. Impairment of $10,400 and $nil of digital assets was recognized for the nine months ended September 30, 2022 and 2021, respectively.

Purchases of digital assets by the Company, if any, will be included within investing activities in the accompanying unaudited condensed consolidated statements of cash flows, while digital assets awarded to the Company through its GameFi are included within operating activities on the accompanying unaudited condensed consolidated statements of cash flows. The sales of digital assets are included within investing activities in the accompanying unaudited condensed consolidated statements of cash flows and any realized gains or losses from such sales are included in “realized gain (loss) on exchange of digital assets” in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company accounts for its gains or losses in accordance with the first-in first-out method of accounting. As of September 30, 2022, the Company did not sell its digital assets for cash.

Intangible assets

Purchased intangible assets primarily consist of software, which are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method based on their estimated useful lives.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three and nine months ended September 30, 2022 and 2021, the Company accrued impairment of $888,900 and $nil on intangible assets.

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

The revenue is in the form of BNB, which is a cryptocurrency that is primarily used in payment of paying transactions and trading fees through BSC. BNB is convertible to cash or other digital assets. The BNB is collected just in time in the accounts of MetaMask Wallet of the Company. As of September 30, 2022, the Company had no accounts receivable due from players.

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

The Company had an allowance for doubtful accounts of $nil and $300,000 at September 30, 2022 and December 31, 2021, respectively.

Comprehensive Loss

The Company accounts for former interest rate cash flow hedges by reclassifying accumulated other comprehensive income into earnings in the periods in which the expected transactions occur or when it is probable that the hedged transactions will no longer occur, and are included in interest expense.

Taxes

As part of the process of preparing the Company’s consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and US GAAP purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company's current three-year cumulative loss through September 30, 2022, the operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company's new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

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

The following table reconciles the enterprise value to the fair value of net assets as of the Effective Date:

September 30, 2021
Enterprise value	$18,883,100

Cash and cash equivalents	$10,625,600
Accounts receivable	450,000
Finance leases receivable, net	1,234,500
Taxes receivable	1,884,400
Fair value of net assets	$14,194,500
Goodwill	$4,688,600

5.	STABLE COINS

Stable coins were comprised of the following:

	September 30,	December 31,
	2022	2021

USDC	$932,400	$-
BUSD	10,200	-
	$942,600	$-

The following table presents additional information about USDC for the nine months ended September 30, 2022:

September 30,
2022

Opening balance	$-
Exchange from BNB and ETH	297,500
Collection of USDC from subscription fee from investors	775,000
Payment of IT service fees	(140,100)
$932,400

6. DIGITAL ASSETS

Digital asset holdings were comprised of the following:

	September 30,	December 31,
	2022	2021

ETH	$46,200	$-
BNB	6,900	-
	$53,100	$-

For the three months ended September 30, 2022, the Company recognized impairment loss of $2,100 on digital assets, representing impairment of $2,100 on ETH. For the nine months ended September 30, 2022, the Company recognized impairment loss of $10,400 on digital assets, representing impairment of $2,100 on ETH and $8,300 on BNB, respectively.

Additional information about digital assets

The following table presents additional information about ETH for the nine months ended September 30, 2022:

September 30,
2022

Opening balance	$-
Purchase of ETH	48,400
Exchange of ETH into USDC	(100)
Impairment of ETH	(2,100)
$46,200

The following table presents additional information about BNB for the nine months ended September 30, 2022:

September 30,
2022

Opening balance	$-
Receipt of BNB from GameFi business	326,800
Exchange of BNB into USDC	(297,400)
Exchange of BNB into BUSD	(10,200)
Payment of services and charges	(4,000)
Impairment of BNB	(8,300)
$6,900

7. FINANCE LEASE RECEIVABLE

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

For the three months ended September 30, 2022 and 2021, the Company recorded impairment losses totaling $nil and $2,264,000, respectively, for nil and five of its aircraft held for sale that were written down to their sales prices, less cost of sale. For the nine months ended September 30, 2022 and 2021, the Company recorded impairment losses totaling $nil and $4,204,400, respectively, for nil and five of its aircraft held for sale that were written down to their sales prices, less cost of sale.

(a) Assets Held for Lease

At September 30, 2022, the Company had no regional jet aircraft held for lease. At December 31, 2021, the Company had one regional jet aircraft held for lease.

The Company did not purchase or sell any aircraft held for lease during the three and nine months ended September 30, 2022 and 2021. As a result of its Chapter 11 filing in March 2021 and the Company’s consequent lack of authority to sell certain assets without the approval of the Bankruptcy Court, as of September 30, 2021, the Company reclassified all of its off-lease aircraft, comprised of four regional jet aircraft and two turboprop aircraft, from held for sale to held for lease.

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

At September 30, 2022 and December 31, 2021, the net investment included in sales-type leases and direct financing leases receivable were as follows:

	September 30,	December 31,
	2022	2021

Gross minimum lease payments receivable	$-	$300,000
Allowance for doubtful accounts	-	(300,000)
Finance leases receivable	$-	$-

As of September 30, 2022 and December 31, 2021, there were no minimum future payments receivable under finance leases.

8. INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	September 30,	December 31,
	2022	2021

Software	$1,000,000	$-
Less: Accumulated amortization	(111,100)	-
Less: Impairment	(888,900)	-
	$-	$-

Due to regulatory challenges, we decided to suspend the Mano game and the alSpace platform, and on November 4, 2022, we discontinued the Mano game and the alSpace platform. For the three and nine months ended September 30, 2022, the Company provided impairment of $888,900 against the software.

For the three months ended September 30, 2022 and 2021, the Company did not provide the amortization expenses on intangible assets. For the nine months ended September 30, 2022 and 2021, the amortization expenses were $111,100 and $nil, respectively.

9. OPERATING SEGMENTS

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

For the three and nine months ended September 30, 2022, the Company had two business segments which were comprised of 1) the leasing of regional aircraft to foreign and domestic regional airlines, and 2) the newly launched GameFi business. The following tables present summary information of operations by segment for the three and months ended September 30, 2022, respectively.

For the three and nine months ended September 30, 2021, the Company had one business segment which was the leasing of regional aircraft to foreign and domestic regional airlines.

	For the Three Months Ended September 30, 2022 (Successor)
	GameFi	Leasing
	Business	Business	Total
Revenue	$-	$-	$-
Gross loss	$-	$-	$-
Expenses	$(1,381,100)	$(852,700)	$(2,233,800)
Loss before income tax provision	$(1,381,100)	$(852,700)	$(2,233,800)
Net loss	$(1,381,500)	$(841,600)	$(2,223,100)

	For the Nine Months Ended September 30, 2022 (Successor)
	GameFi	Leasing
	Business	Business	Total
Revenue	$326,800	$120,000	$446,800
Gross loss	$(234,300)	$120,000	$(114,300)
Expenses	$(2,407,100)	$(2,082,200)	$(4,489,300)
Loss before income tax provision	$(2,641,400)	$(1,962,200)	$(4,603,600)
Net loss	$(2,642,600)	$(1,954,400)	$(4,597,000)

The following tables present total assets by segment as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

GameFi Business	$5,630,200	$6,788,900
Lease Business	1,676,800	3,472,100
Unallocated	4,688,600	4,688,600
	$11,995,600	$14,949,600

10. DERIVATIVE INSTRUMENTS

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

The derivative termination liability was included in the liabilities subject to compromise. As part of the Plan of Reorganization, the Bankruptcy Court approved the settlement of claims reported within Liabilities subject to compromise in the Company’s consolidated balance sheet at their respective allowed claim amounts. Accordingly, the Company did not have derivative termination liability as of September 30, 2022 and December 31, 2021.

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

In March 2020, the Company determined that the future hedged interest payments related to its Nord Swaps were no longer probable of occurring, as a result of lease payment defaults for the aircraft owned by ACY 19002 and ACY 19003 and conversations with the lessee for the three aircraft owned by ACY E-175 regarding likely rent concessions, and consequently de-designated all five Nord Swaps as hedges because the lease payments were used to service the Nord Loans associated with the swaps. As a result of de-designation, future changes in market value were recognized in ordinary income and AOCI was reclassified to ordinary income as the forecasted transactions occurred. In December 2020, the Company determined that the payments after February 2021 for the three remaining swaps were probable not to occur as a result of the Company’s agreement to sell its interest in ACY E-175 during the first quarter of 2021. Accumulated other comprehensive income of $2,600 related to the Nord Swaps was recognized as an expense in the nine months ended September 30, 2021, respectively.

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2022	September 30, 2021	Period from July 1, 2021 through September 29, 2021	Nine months Ended September 30, 2022	September 30, 2021	Period from January 1, 2021 through September 29, 2021
Change in value of undesignated interest rate swaps	$-	$-	$-	$-	$-	$(48,700)
Reclassification from other comprehensive income to interest expense	-	-	-	-	-	2,600
Included in interest expense	$-	$-	$-	$-	$-	$(46,100)

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2022	September 30, 2021	Period from July 1, 2021 through September 29, 2021	Nine months Ended September 30, 2022	September 30, 2021	Period from January 1, 2021 through September 29, 2021
Reclassification from other comprehensive income to interest expense	$-	$-	$-	$-	$-	$2,600
Change in accumulated other comprehensive income	$-	$-	$-	$-	$-	$2,600

At September 30, 2022 and December 31, 2021, the Company had no interest rate swaps.

11. LEASE LIABILITIES AND RIGHT OF USE ASSETS

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

In March 2020, the Company elected not to exercise the extension options for its office lease. The lease liability associated with the office lease was calculated at September 30, 2020 by discounting the fixed, minimum lease payments over the remaining lease term, including the below-market extension periods, at a discount rate of 7.25%, which represents the Company’s estimate of the incremental borrowing rate for a collateralized loan for the type of underlying asset that was the subject of the office lease at the time the lease liability was evaluated. As a result of non-exercise of its extension option, the Company reduced the lease liability to reflect only the three remaining rent payments in the second quarter of 2020.

In July 2020, the lease for the Company’s office lease was extended for one month to July 31, 2020 at a rate of $10,000. The Company signed a lease for a smaller office suite in the same building effective August 1, 2020. The lease provided for a term of 30 months expiring on January 31, 2023, at a monthly base rate of approximately $7,400, with no rent due during the first nine months. The Company recognized an ROU asset and lease liability of $169,800, both of which were non-cash items and are not reflected in the consolidated statement of cash flows. No cash was paid at the inception of the lease, and a discount rate of 3% was used, based on the interest rates available on secured commercial real estate loans available at the time. Upon emergence from bankruptcy on September 30, 2021, the Company terminated the office lease agreement, and the Company had no right of use assets or lease liabilities as of September 30, 2022 and December 31, 2021.

The Company recognized rental expenses as follows:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2022	September 30, 2021	Period from July 1, 2021 through September 29, 2021	Nine months Ended September 30, 2022	September 30, 2021	Period from January 1, 2021 through September 29, 2021
Fixed rental expense during the year	$39,400	$-	$125,700	$123,400	$-	$172,200
Variable lease expense	-	-	-	-	-	-
Lease expenses	$39,400	$-	$125,700	$123,400	$-	$172,200

12. FAIR VALUE MEASUREMENT

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

The Successor of the Company had no interest rate swaps on September 30, 2022 and December 31, 2021. For the three and nine months ended September 30, 2021, the Predecessor of the Company reversed $48,700 as realized through the income statement as a result of sale of interest rate swaps. For the nine months ended September 30, 2021, the Predecessor of the Company recorded no realized income or loss as a change in interest expense.

There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2022.

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

For the three months ended September 30, 2021, the Company recorded impairment losses totaling $2,264,000 on five assets held for sale, based on appraised values or expected sales proceeds, which had an aggregate fair value of $29,333,100 During the nine months ended September 30, 2021, the Predecessor of the Company recorded an impairment loss of $4,204,400 on its five assets held for sale, based on expected sales proceeds, which had an aggregate fair value of $29,333,100.

The Successor of the Company did not record impairment against assets held for sale for the three and nine months ended September 30, 2022.

There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2022.

Fair Value of Other Financial Instruments

The Company’s financial instruments, other than cash and cash equivalents, consist principally of finance leases receivable, amounts borrowed under the MUFG Credit Facility and Drake Loan, notes payable under special-purpose financing, its derivative termination liability and its derivative instruments. The fair value of accounts receivable, accounts payable and the Company’s maintenance reserves and accrued maintenance costs approximates the carrying value of these financial instruments because of their short-term maturity. The fair value of finance lease receivables approximates the carrying value. The fair value of the Company’s derivative instruments is discussed in Note 10 and in this note above in “Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis.”

Borrowings under the Company’s Drake Loan bore floating rates of interest that reset periodically to a market benchmark rate plus a credit margin. The Company believes the effective interest rate under the Drake Loan approximates current market rates, and therefore that the outstanding principal and accrued interest of $80,060,900 at September 30, 2021 approximate their fair values on such date. The fair value of the Company’s outstanding balance of its Drake Loan is categorized as a Level 3 input under the US GAAP fair value hierarchy.

As part of the Plan of Reorganization, the Bankruptcy Court approved the settlement of claims reported within Liabilities subject to compromise in the Company’s Consolidated balance sheet at their respective allowed claim amounts. Accordingly, the Company did not have finance leases receivable, amounts borrowed under the MUFG Credit Facility and Drake Loan, notes payable under special-purpose financing, its derivative termination liability and its derivative instruments as of September 30, 2022 and December 31, 2021.

There were no transfers in or out of assets or liabilities measured at fair value under Level 3 during the three and nine months ended September 30, 2022 or 2021.

13. COMMITMENTS AND CONTINGENCIES

In the ordinary course of the Company’s business, the Company may be subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations.

14. INCOME TAXES

The Company recorded income tax benefits of $10,700 and $6,600 in the three and nine months ended September 30, 2022, or 0.5% and 0.15%, respectively of pre-tax loss, compared to income tax expense of $76,900 and $129,800 income tax expense, or negative 0.3% and negative 0.7% of pre-tax loss in the three and nine months ended September 30, 2021. The difference in the effective federal income tax rate from the normal statutory rate in the three and nine months ended September 30, 2022 was primarily related to the discontinued operation of the Company's foreign aircraft leasing business.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company's current three-year cumulative loss through September 30, 2022, the operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company's new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

15. SUBSEQUENT EVENTS

Private placement

On October 18, 2022, we closed a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors named in the Purchase Agreement (collectively, the “Purchasers”), pursuant to which the Company agreed to sell an aggregate of 4,400,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) at a purchase price of $1.00 per share (the “Private Placement”). The gross proceeds of the Private Placement were $4.4 million, before deducting offering expenses payable by the Company. The Purchase Agreement contains customary representations, warranties and covenants of the parties, and the closing is subject to customary closing conditions.

Discontinued Mano game and the alSpace platform

Due to regulatory challenges, the Company decided to suspend the Mano game and the alSpace platform, and on November 4, 2022, we discontinued the Mano game and the alSpace platform. The Company is currently exploring other crypto-related business models outside of the United States.

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

Overview

On October 20, 2021, we set up Mega Metaverse Corp. (“Mega”), a wholly owned subsidiary incorporated in California. In December 2021, we launched our NFT business in the metaverse ecosystem through Mega, and released our first NFT game “Mano” on March 25, 2022. Mano is a competitive idle role-playing game (RPG) deploying the concept of NFTs based on blockchain technology, with a “Play-to-earn” business model that the players can earn while they play in Mega’s metaverse universe “alSpace”.

For the nine months ended September 30, 2022, we received approximately $0.3 million of BNB in revenue for our services. Due to regulatory challenges, we decided to suspend the Mano game and the alSpace platform, and on November 4, 2022, we discontinued the Mano game and the alSpace platform.

On August 31, 2022, we acquired all of the equity interest in Saving Digital Pte. Ltd., a Singapore exempt private company limited by shares (“SDP”) with no operations and approximately $3,800 in cash, from our chairman Yucheng Hu for a nominal consideration of $10,000. We intend to use SDP to explore other crypto related business in Singapore.

On September 19, 2022, through SDP, we purchased 37 Ether (ETH) for the purpose of exploring Ethereum staking opportunities following the transition by Ethereum on September 15, 2022 from proof-of-work (PoW) to a proof-of-stake (PoS) consensus mechanism referred to as the “Merge.” Prior to the Merge, Ethereum utilized a PoW validation method for digital asset transactions. Following the Merge, Ethereum shifted to a PoS validation system where validators stake their ETH into a smart contract on Ethereum to serve as collateral that can be destroyed if the validator behaves dishonestly or lazily. The validator (selected randomly) is then responsible for processing the blockchain transactions, storing data and adding new blocks to the blockchain. Validators receives a transaction fee on their staked coins in ETH as a reward for their active participation in the network. To become a validator on Ethereum, a participant must stake 32 ETH. SDP staked 32 ETH to become a validator to Ethereum to earn ETH rewards and yield, and to explore other PoS opportunities such as a staking-as-a-service model that would assist users in becoming a validator.

We believe that the ETH and other digital assets that we hold are not securities is a risk-based assessment and not a legal standard or binding on the SEC or any other regulators. If USDC, USDT, or ETH are deemed to be securities under the laws of any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such digital asset. See “Item 1A. Risk Factors – Risks Related to our Business – A particular digital asset’s status, such as an ETH, as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if a regulator disagrees with our characterization of the ETH and other stable cryptocurrencies, we may be subject to regulatory scrutiny, investigation, fines and penalties, which may adversely affect our business, operating results and financial condition. A determination that an ETH or stable cryptocurrencies is a “security” may adversely affect the value of those ETH, stable cryptocurrencies , and our business.”

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

Bankruptcy

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

Recent Developments

On August 31, 2022, we acquired all of the equity interest in Saving Digital Pte. Ltd., a Singapore exempt private company limited by shares (“SDP”) with no operations and approximately $3,800 in cash, from our chairman Yucheng Hu for a nominal consideration of $10,000. We intend to use SDP to explore other crypto related business in Singapore.

On September 16, 2022, our board of directors (the “Board”) received the resignation of Ms. Florence Ng as Chief Operating Officer and director, effective September 30, 2022, in connection with a termination agreement dated September 16, 2022 (the “Termination Agreement”). Pursuant to the terms of the Termination Agreement, the Company and Ms. Ng mutually agreed to terminate Ms. Ng’s employment agreement dated October 1, 2021 with the Company, as amended on November 1, 2021 and March 25, 2022 (the “Employment Agreement”) and Ms. Ng will resign from her positions with the Company, including as Chief Operating Officer and director, to be effective as of September 30, 2022. Ms. Ng also agreed to a release of any and all claims against the Company, its subsidiaries, affiliates and related parties which in any way relate to Ms. Ng’s employment and association with the Company in exchange for a release of any and all claims by the Company in favor of Ms. Ng. Ms. Ng’s resignation is for personal reasons and not due to any disagreement with the Company’s management team or the Company’s Board on any matter relating to the operations, policies or practices of the Company or any issues regarding the Company’s accounting policies or practices. With the departure of Ms. Ng, the Board appointed Mr. Yunheng (Brad) Zhang as our Chief Operating Officer and director, effective as of October 1, 2022.

On September 16, 2022, the Company entered into a consulting agreement with Ms. Ng (the “Ng Consulting Agreement”) for a term of two years beginning on October 1, 2022 and ending on September 30, 2024. Under the Ng Consulting Agreement, Ms. Ng will receive monthly payments in the amount of $13,750 in connection with certain consulting services to be provided by Ms. Ng to the Company. In addition, on September 16, 2022, the Company entered into a consulting agreement (the “FNC Consulting Agreement”) with FNC Advisory Limited (“FNC”), of which Ms. Ng is its director, for a term of one year ending on September 30, 2023. Under the FNC Consulting Agreement, FNC will provide the Company certain consulting services as set forth in the FNC Consulting Agreement for a fixed fee of $142,800, which was paid in full by the Company to FNC on October 3, 2022.

On September 29, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors named in the Purchase Agreement (collectively, the “Purchasers”), pursuant to which the Company agreed to sell an aggregate of 4,400,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) at a purchase price of $1.00 per share (the “Private Placement”). The gross proceeds of the Private Placement were $4.4 million, before deducting offering expenses payable by the Company. The Purchase Agreement contains customary representations, warranties and covenants of the parties, and the closing is subject to customary closing conditions. The closing of the Private Placement occurred on October 18, 2022. As of September 30, 2022, the Company received advanced subscription fees of $2.2 million from certain Purchasers, among which $2.2 million were in cash and $0.75 million were in USDC. The closing of the Private Placement occurred on October 18, 2022.

Due to regulatory challenges, we decided to suspend the Mano game and the alSpace platform, and on November 4,2022, we discontinued the Mano game and the alSpace platform. The Company is currently exploring other crypto-related business models outside of the United States.

Results of Operations

For the three months ended September 30, 2022 and 2021

Revenues and Other Income

Revenues and other income decreased by 100% to $nil in the three months ended September 30, 2022 from $1.5 million in the three months ended September 30, 2021. The decrease was primarily a result of a decrease of $1.5 million, or 100%, in operating lease revenues to $nil in the three months ended September 30, 2022 as a result of reduced rent income from the sale of aircraft during the fourth quarter of 2020 and the whole year of 2021, and we suspended our NFT gaming business due to regulatory challenges. We are exploring other crypto-related business models outside of the United States.

Expenses

For the three months ended September 30, 2022 and 2021, the Company had total operating expenses of $2.2 million and $2.7 million, respectively. The changes in expenses were primarily caused by changes in professional fees and other general and administrative expenses, impairment of intangible assets and insurance expenses.

Professional fees, general and administrative and other expenses decreased by $1.1 million, or 59% to $0.8 million in the three months ended September 30, 2022 from $1.9 million in the three months ended September 30, 2021, primarily because we incurred less consulting expenses during the three months ended September 30, 2022 as we completed our emergence from bankruptcy in September 2021.

Impairment expenses of intangible assets increased by $0.9 million, or 100% in the three months ended September 30, 2022, as we have suspended the Mano game and the alSpace platform, and we abandoned the related software in November 2022. Accordingly, we provided full impairment against the software.

Insurance expenses decreased by $0.1 million, or 56.4% to $0.1 million in the three months ended September 30, 2022, from $0.2 million in the three months ended September 30, 2021. The decrease in insurance expenses is because we no longer have insurance expenses on aircraft after we emerged from bankruptcy in September 2021.

Reorganization gains, net

Effective on September 30, 2021, we completed our emergence from bankruptcy. We adopted fresh start accounting and recognized reorganization gains of $28.7 million from our previous leasing and financing services to regional airlines.

Income tax provision

The Company recorded income tax benefit of $10,700 in the three months ended September 30, 2022, or 0.50% of pre-tax loss, compared to $76,900 income tax expense, or negative 0.3% of pre-tax loss in the three months ended September 30, 2021. The difference in the effective federal income tax rate from the normal statutory rate in the third quarter of 2022 was primarily related to release of the reserve on the Company’s unrecognized tax benefits due to the lapse of statute of limitations in 2022.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through September 30, 2022, the operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

For the nine months ended September 30, 2022 and 2021

Revenues and Other Income

Revenues and other income decreased by $5.1 million, or 92% to $0.45 million in the nine months ended September 30, 2022 from $5.6 million in the nine months ended September 30, 2021. The decrease was primarily a result of a decrease of $5.6 million, or 97.9%, in operating lease revenues to $0.1 million in the nine months ended September 30, 2022 from $5.8 million in the nine months ended September 30, 2021 as a result of reduced rent income from the sale of aircraft during the fourth quarter of 2020 and the whole year of 2021, partially offset by an increase of $0.3 million generated from our newly launched NFT gaming business.

Due to regulatory challenges, we decided to suspend the Mano game and the alSpace platform, and on November 4, 2022, we discontinued the Mano game and the alSpace platform. We are currently exploring other crypto-related business models outside of the United States.

Expenses

For the nine months ended September 30, 2022 and 2021, the Company had total operating expenses of $4.5 million and $14.3 million, respectively. The changes in expenses were primarily caused by changes in impairment in value of aircraft, interest expense, professional fees and other general and administrative expenses, impairment of intangible assets, depreciation expenses, and bad debt expenses.

During the nine months ended September 30, 2022, the Company did not record impairment charges as the Company did not have assets for sale for the relevant period. During the nine months ended September 30, 2021, the Company recorded impairment of aircraft charges totaling $4.2 million on two assets held for sale, based on expected sales proceeds.

The Company’s interest expense decreased by $1.9 million, or 94% to $0.1 million in the nine months ended September 30, 2022 from $2.0 million in the nine months ended September 30, 2021, as a result of the Company’s Chapter 11 filing in late March 2021, after which the Company did not accrue interest on the Drake Indebtedness. In addition, the Company sold five aircraft in August 2021 and the proceeds, totaling $41.6 million, were used to pay down the Drake Indebtedness.

Professional fees, general and administrative and other expenses decreased by $1.9 million, or 51% to $1.8 million in the nine months ended September 30, 2022 from $3.7 million in the nine months ended September 30, 2021, primarily due to increased amortization of legal fees related to the Company’s Drake Indebtedness and legal fees related to the Company’s Chapter 11 filing for the nine months ended September 30, 2021.

Impairment of intangible assets increased by $0.9 million, or 100% in the nine months ended September 30, 2022, as we have suspended the Mano game and the alSpace platform, and we abandoned the related software in November 2022. Accordingly we provided full impairment against the software.

Depreciation expenses decreased by $1.2 million, or 100% to $nil in the nine months ended September 30, 2022 from $1.2 million in the nine months ended September 30, 2021 primarily as a result of the reclassification of aircraft from held for lease to held for sale during the fourth quarter of 2020 and second quarter of 2021.

We recorded a reversal of bad debt expenses of $0.3 million for the nine months ended September 30, 2022, as compared with a provision of bad debt expenses of $1.1 million for the same period ended September 30, 2021. For the nine months ended September 30, 2022, we reversed the bad debt expenses because the Company collected part of the financial lease receivable, and believed it highly probable to collect the remaining balance. For the nine months ended September 30, 2021, we recorded bad debt expenses as a result of payment delinquencies by the Company’s two customers of aircraft subject to sales-type finance leases.

Reorganization gains, net

Effective on September 30, 2021, we completed our emergence from bankruptcy. We adopted fresh start accounting and recognized reorganization gains of $27.7 million from our previous leasing and financing services to regional airlines.

Income tax provision

The Company recorded income tax benefit of $6,600 in the nine months ended September 30, 2022, or negative 0.15% of pre-tax loss, compared to $129,800 income tax expense, or negative 0.7% of pre-tax profit in the nine months ended September 30, 2021. The difference in the effective federal income tax rate from the normal statutory rate in the first nine months of 2022 was primarily related to the recording of a valuation allowance on U.S. deferred tax assets and the release of the reserve on the Company’s unrecognized tax benefits due to the lapse of statute of limitations.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through September 30, 2022, the operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2022, the Company had total net assets of approximately $7.3 million and believes that this has alleviated the substantial doubt about the Company’s ability to continue as a going concern. As a result of the effectiveness of the Plan, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance date of the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022. Accordingly, the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022, have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course business.

Cash Flow

Currently, the Company’s primary uses of cash are for (i) salaries, employee benefits and general and administrative expenses, (ii) professional fees and legal expenses; and (iii) purchases of research and development services in relation with our GameFi business.

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

The following is a discussion of historical cash flows from operating, investing and financing activities:

Operating activities

Our net cash outflow from operations was $4.7 million for the nine months ended September 30, 2022, which was mainly attributable to payment of $1.7 million for salaries and welfare, and payment of $1.8 million  for professional fees and legal expenses with our launch of our GameFi business, $0.7 million for the maintenance cost for the platform, and payment of interest expenses of $0.1 million.

Our cash outflow from operations was $2.6 million in the nine months ended September 29, 2021 (before Effective Date), which was mainly attributable to payment of $2.4 million for professional fees and legal expenses with respect to our Chapter 11 Cases and restructuring and recapitalization effort.

Investing activities

For the nine months ended September 30, 2022, we invested $10,000 to acquire all of the equity interest in Saving Digital Pte. Ltd., a Singapore corporation exempt private company limited by shares (“SDP”) with minimal net assets of $3,800, from our chairman, Yucheng Hu. We intend to use SDP to explore other crypto related business in Singapore.

For the nine months ended September 30, 2021, we received net cash of $11.8 million from asset sales.

Financing activities

For the nine months ended September 30, 2022, we received $ 2.2 million in cash and $775,000 in USDC from certain investors who subscribed for common stock in the Private Placement that closed on October 18, 2022. These shares were issued on October 18, 2022.

During the first nine months ended September 30, 2021, our Plan Sponsor contributed $11.0 million to subscribe for 2,870,927 of our ordinary shares. In addition, we repaid $14.2 million under the Drake Indebtedness and MUFG Indebtedness, and repaid $0.7 million under the Nord Loans, respectively,.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the material weakness described below, as of September 30, 2022, our disclosure controls and procedures were not effective.

We previously identified a material weakness in our internal control over financial reporting relating to our tax review control for complex transactions since 2020. We are in the process of enhancing our tax review control related to unusual transactions that we may encounter, but that control has not operated for a sufficient time to determine if the control was effective as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to our Business

A particular digital asset’s status, such as an ETH, as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if a regulator disagrees with our characterization of the ETH and other stable cryptocurrencies , we may be subject to regulatory scrutiny, investigation, fines and penalties, which may adversely affect our business, operating results and financial condition. A determination that an ETH or stable cryptocurrencies is a “security” may adversely affect the value of those ETH, stable cryptocurrencies, and our business.

The SEC and its staff have taken the position that certain digital assets may fall within the definition of a “security” under U.S. federal securities laws. The legal test for determining whether any given digital asset is a security is a highly complex, fact-driven analysis that may evolve over time, and the outcome is difficult to predict. Our determination that ETH and other stable cryptocurrencies that we hold are not securities is a risk-based assessment and not a legal standard or one binding on regulators. The SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security.

The classification of a digital asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing of such assets. For example, a digital asset that is a security may generally only be offered or sold pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in digital assets that are securities may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade digital assets that are securities are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (“ATS”), in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency.

We analyze whether the ETH and other stable cryptocurrencies that we hold could be deemed to be a “security” under applicable laws. Our analysis does not constitute a legal standard, but rather represent our management’s assessment regarding the likelihood that a particular digital asset could be deemed a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC or a court were to determine that ETH and other stable cryptocurrencies that we hold may be deemed a “security” under applicable laws.

There can be no assurances that we will properly characterize any given digital asset as a security or non-security or that the SEC, or a court, if the question was presented to it, would agree with our assessment. We could be subject to judicial or administrative sanctions for failing to offer or sell digital assets in compliance with the registration requirements, or for acting as a broker or dealer without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. For instance, all transactions in such supported digital asset would have to be registered with the SEC, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Further, it could draw negative publicity and a decline in the general acceptance of the digital asset. Also, it may make it difficult for such digital asset to be traded, cleared, and custodied as compared to other digital assets that are not considered to be securities. Due to regulatory challenges, we have discontinued the Mano game and the alSpace platform on November 3, 2022. In addition, we are exploring other crypto-related business models outside of the United States.

We are to explore other opportunities in the crypto-related business to expand our business model.

Due to regulatory challenges, on November 3, 2022, we have decided to discontinue the Mano game and the alSpace platform and are currently exploring and develop other opportunities in the crypto-related business. However, we may not be successful in identifying a new crypto-related business model that is acceptable to us, which will adversely affect our business objective.

Expansion of our operations into new products, services and technologies, including content categories, is inherently risky and may subject us to additional business, legal, financial and competitive risks.

Historically, our operations have been focused on third-party management service contracts for aircraft operations. Further expansion of our operations and our marketplace into additional products and services, such as crypto-related businesses involve numerous risks and challenges, including potential new competition, increased capital requirements and increased marketing spent to achieve customer awareness of these new products and services. Growth into additional content, product and service areas may require changes to our existing business model and cost structure and modifications to our infrastructure and may expose us to new regulatory and legal risks, any of which may require expertise in areas in which we have little or no experience. There is no guarantee that we will be able to generate sufficient revenue from sales of such products and services to offset the costs of developing, acquiring, managing and monetizing such products and services and our business may be adversely affected.

If we cannot continue to innovate technologically or develop, market and sell new products and services, or enhance existing technology and products and services to meet customer requirements, our ability to grow our revenue could be impaired.

Our growth largely depends on our ability to innovate and add value to our existing creative platform and to provide our customers and contributors with a scalable, high-performing technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features. For example, PoS business require additional capital and resources. Without improvements to our technology and infrastructure, our operations might suffer from unanticipated system disruptions, slow performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We are currently making, and plan to continue making, significant investments to maintain and enhance the technology and infrastructure and to evolve our information processes and computer systems in order to run our business more efficiently and remain competitive. We may not achieve the anticipated benefits, significant growth or increased market share from these investments for several years, if at all. If we are unable to manage our investments successfully or in a cost-efficient manner, our business and results of operations may be adversely affected.

Risks Related to Ethereum

Risks Associated with Staking on Ethereum 2.0.

The Company has deposited ETH to the Ethereum beacon chain with a view to earning an ETH-denominated return thereon. By running a validator node, the Company will be exposed to the risk of loss of its staked ETH if it fails to operate the node in accordance with applicable protocol rules, as the Company’s digital assets may be “slashed” or inactivity penalties may be applied if the validator node “double signs” or is offline for a prescribed period of time. The Company intends to mitigate this risk by monitoring the staking activities.

Speculative and Volatile Nature of ETH.

To date, the Company has deployed a small portion of the capital into ETH. The price of ETH is subject to significant volatility. In addition, there is no guarantee that the Company will be able to sell its ETH at prices quoted on various cryptocurrency trading platforms or at all if it determines to do so. In addition, the supply of ETH is currently controlled by the source code of the Ethereum platform, and there is a risk that the developers of the code and the participants in the Ethereum network could develop and/or adopt new versions of the Ethereum software that significantly increase the supply of Ether in circulation, negatively impacting the trading price of Ether. Any significant decrease in the price of Ether may materially and adversely affect the value of the Company’s securities and, in turn, the Company’s business and financial condition.

The ETH markets are sensitive to new developments, and since volumes are still maturing, any significant changes in market sentiment (by way of sensationalism in the media or otherwise) can induce large swings in volume and subsequent price changes. Such volatility can adversely affect the business and financial condition of the Company.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the public, accounts for anticipated future appreciation in value. The Company believes that momentum pricing of ETH has resulted, and may continue to result, in speculation regarding future appreciation in the value of ETH, inflating and making more volatile the value of ETH. As a result, ETH may be more likely to fluctuate in value due to changing investor confidence in future appreciation, which could adversely affect the business and financial condition of the Company.

Underlying Value Risk.

ETH represents a new form of digital value that is still being digested by society. Its underlying value is driven by its utility as a store of value, means of exchange, and unit of account, and notably, the demand for ETH within various use cases of the Ethereum network. Just as oil is priced by the supply and demand of global markets, as a function of its utility to, for instance, power machines and create plastics, so too is ETH priced by the supply and demand of global markets for its own utility within Ethereum’s use cases.

Top ETH Holders May Control a Significant Percentage of the Outstanding ETH.

The founders of the Ethereum network may control large amounts of ETH. There are several addresses outside of digital asset trading platforms that have large holdings of ETH, which can be found at: https://etherscan.io/accounts. While there appear to be few concentrated holders of ETH based on individual addresses, some holders may have their ETH spread across multiple addresses.

Development of the Ethereum Platform.

The Ethereum platform is an open-source project being developed by a network of software developers, including Vitalik Buterin, a founder of Ethereum. Mr. Buterin or another key participant within the core development group could cease to be involved with the Ethereum platform. Factions could form within the Ethereum community, resulting in different and competing versions of Ethereum being adopted by network participants. Furthermore, network participants running the Ethereum software may choose not to update their versions of the software, resulting in different versions of the Ethereum software running on the network. Any of the foregoing developments could have a significant negative impact on the viability and overall health of the Ethereum platform, the value of Ether and the Company’s business model and assets.

Uncertainty Regarding the Growth of Blockchain and Web 3 Technologies

The further development and use of blockchain, Web 3 technologies and digital assets are subject to a variety of factors that are difficult to evaluate and predict, many of which are beyond the Company’s control. The slowing of or stopping of the development or acceptance of blockchain networks, specifically Ethereum, and blockchain assets would be expected to have a material adverse effect on the Company. Furthermore, blockchain and Web 3 technologies, including Ethereum, may never be implemented to a scale that provides identifiable economic benefit to blockchain-based businesses, including the Company.

The Ethereum network and ETH as digital asset have a limited history. Due to this short history, it is not clear how all elements of ETH will unfold over time, specifically with regard to governance between miners, developers and users, as well as the long-term security model as the rate of inflation of ETH decreases. Since the ETH community has successfully navigated a considerable number of technical and political challenges since its inception, the Company believes that it will continue to engineer its way around future challenges. The history of open-source software development would indicate that vibrant communities are able to change the software under development at a pace sufficient to stay relevant. The continuation of such vibrant communities is not guaranteed, and insufficient software development or any other unforeseen challenges that the community is not able to navigate could have an adverse impact on the business of the Company.

Smart Contract Risk

The Ethereum network is based upon the development and deployment of smart contracts, which are self-executing contracts with the terms of the agreement written into software code. There are thousands of smart contracts currently running on Ethereum network. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract. The smart contract deployed on Ethereum and, as such, may contain a bug or other vulnerability that may lead to the loss of digital assets held in the wallet. The Ethereum developer community audits widely used smart contracts frequently and publishes the results of such audits on public forums. Nevertheless, there is no guaranty against a bug or other vulnerability leading to a loss of digital assets.

Dependence on Ethereum Network Developers

While many contributors to the Ethereum network’s open-source software are employed by companies in the industry, most of them are not directly compensated for helping to maintain the protocol. As a result, there are no contracts or guarantees that they will continue to contribute to the Ethereum network’s software (https://github.com/ether and https://github.com/orgs/ether/people).

Issues with the Cryptography Underlying the Ethereum Network

Although the Ethereum network is one of the world’s most established digital asset networks, the Ethereum network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. In the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying ETH could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the ETH held by the Company. Moreover, functionality of the Ethereum network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for ETH. Even if digital assets other than ETH were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the business of the Company.

Disputes on the Development of the Ethereum Network may lead to Delays in the Development of the Network

There can be disputes between contributors on the best paths forward in building and maintaining the Ethereum network’s software. Furthermore, the miners and/or stakers supporting the network and other developers and users of the network can disagree with the contributors as well, creating greater debate. Therefore, the Ethereum community often iterates slowly upon contentious protocol issues, which many perceive as prudently conservative, while others worry that it inhibits innovation. It will be important for the community to continue to develop at a pace that meets the demand for transacting in ETH, otherwise users may become frustrated and lose faith in the network. As a decentralized network, strong consensus and unity is particularly important to respond to potential growth and scalability challenges.

The Ethereum Blockchain may Temporarily or Permanently Fork and/or Split

The Ethereum network’s software and protocol are open source. When a modification is released by the developers and a substantial majority of participants consent to the modification, the change is implemented and the Ethereum network continues uninterrupted. However, if a change were activated with less than a substantial majority consenting to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” (i.e., a split) of the Ethereum network (and the blockchain). One blockchain would be maintained by the pre-modification software and the other by the post-modification software. The effect is that both blockchain algorithms would be running parallel to one another, but each would be building an independent blockchain with independent native assets.

A hard fork could present problems such as two copies of a token for the same NFT. It could also present a problem for a customer having to choose to provide services with respect to digital assets resulting from a fork. In addition, digital asset loan agreements often dictate when and how each of the lender or the borrower of a digital asset pledging a certain digital asset gets the benefit of forked coins in the event of a hard fork. Similarly, derivative counterparties using ISDA-based contractual documentation may be subject to hard fork-related termination events.

Although forks are likely to be addressed by a community-led effort to merge the two groups, such a fork could still adversely affect ETH’s viability.

Risks Related to Our Company

If we acquire digital securities, even unintentionally, we may violate the Investment Company Act of 1940 and incur potential third-party liabilities.

As of September 30, 2022, we held approximately $0.94 million stable cryptocurrencies, which is primarily USDC and $0.05 million in ETH. The Company intends to comply with the 1940 Act in all respects. To that end, if holdings of cryptocurrencies are determined to constitute investment securities of a kind that subject the Company to registration and reporting under the Investment Company Act of 1940 (the “1940 Act”), the Company will limit its holdings to less than 40% of its assets. Section 3(a)(1)(C) of the 1940 Act defines “investment company” to mean any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of Government securities and cash items) on an unconsolidated basis. Section 3(a)(2) of the 1940 Act defines “investment securities” to include all securities except (A) Government securities, (B) securities issued by employees’ securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies and (ii) are not relying on the exception from the definition of investment company in section 3(c)(1) or 3(c)(7) of the 1940 Act. As noted above, the SEC has not stated whether stable cryptocurrencies such as USDC and USDT and other cryptocurrency such as ETH is an investment security, as defined in the 1940 Act.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
10.1	Termination Agreement by and between Mega Matrix Corp. and Florence Ng, dated September 16, 2022 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2022)
10.2

Consulting Agreement by and between Mega Matrix Corp. and Florence Ng, dated September 16, 2022 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2022)

10.3	Consulting Agreement by and between Mega Matrix Corp. and FNC Advisory Limited, dated September 16, 2022 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2022)
10.4	Form of Securities Purchase Agreement, dated September 29, 2022 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2022)
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022	Mega Matrix Corp.

	By:	/s/ Yucheng Hu
Yucheng Hu
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Qin (Carol) Wang
Qin (Carol) Wang
Chief Financial Officer (Principal Financial Officer)