Form 10-K
period 2022-12-31
Mega Matrix Corp.
filed 2023-03-31
CIK 1036848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-13387

Mega Matrix Corp.

(Exact name of Registrant as Specified in Its Charter)

Delaware	94-3263974
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3000 El Camino Real,

Bldg. 4, Suite 200, Palo Alto, CA 94306

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (650) 340-1888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MPU	NYSE American Exchange LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be fi led by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the registrant’s common stock as of such date, as reported by the NYSE American Exchange) was $19.2 million. Shares of common stock held by the registrant’s officers and directors and beneficial owners of 10% or more of the outstanding shares of the registrant’s common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates of the registrant; however, the treatment of these persons as affiliates of the registrant for purposes of this calculation is not, and shall not be considered, a determination as to whether any such person is an affiliate of the registrant for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 15, 2023 was 31,564,054.

Documents incorporated by reference: None.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statement in this report other than statements of historical fact may be a forward-looking statement for purposes of these provisions, including any statements of our plans and objectives for future operations, our future financial condition or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “projected,” “intends,” “believes,” or “continue,” or the negative thereof, or other comparable terminology, are forward-looking statements.

Forward-looking statements in this report include statements about the following matters, although this list is not exhaustive:

●	the ongoing development of our staking as a services and our ability to continue development of crypto-related business model outside of the United States;

●	the possibility that our new lines of businesses do not perform or operate as anticipated

●	our ability to continue to be in compliance with the development of applicable regulatory regulations in connection with blockchain, digital asset and the crypto-related industry;

●	the impact of certain industry trends on our performance;

●	our ability and our customers’ ability to comply with applicable government and regulatory requirements in the numerous jurisdictions in which we and our customers operate;

●	our cyber vulnerabilities and the anticipated effects on us if a cybersecurity threat or incident were to materialize;

●	general economic, market, political and regulatory conditions, including anticipated changes in these conditions and the impact of such changes on customer demand and other facets of our business; and

●	the impact of any of the foregoing on the prevailing market price and trading volume of our common stock.

All of our forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those projected or assumed by such forward-looking statements. Among others, the factors that could cause such differences include: the ability to develop a new staking as a service business; acceptance by our customers using our staking as a service business model; the ongoing effects of the COVID-19 pandemic or any other public health emergencies; our ability to raise debt or equity financing when needed on acceptable terms and in desired amounts, or at all; any noncompliance by our customers, including payment obligations; any economic downturn or other financial crisis; any inability to compete effectively with our better capitalized competitors; limited trading volume in our stock; potential changes in the legislative and regulatory environment; the occurrence of any event, change or other circumstances that could affect our ability to continue successful development of our digital assets staking business model; the possibility that we may not succeed in developing its new lines of businesses due to, among other things, changes in the business environment, competition, changes in regulation, or other economic and policy factors; and the possibility that the Company’s new lines of business may be adversely affected by other economic, business, and/or competitive factors. In addition, we operate in a competitive and evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks it may face, nor can it assess the impact of all factors on its business or the extent to which any factor or combination of factors could cause actual results to differ from expectations. As a result of these and other potential risks and uncertainties, our forward-looking statements should not be relied on or viewed as predictions of future events.

This cautionary statement should be read as qualifying all forward-looking statements included in this report, wherever they appear. We urge you to consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of forward-looking statements. All forward-looking statements and descriptions of risks included in this report are made as of the date hereof based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any such forward-looking statement or risk for any reason. You should, however, consult the risks and other disclosures described in the reports we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this report for updated information.

Use of Certain Defined Terms

On March 25, 2022, the Company changed its name from “AeroCentury Corp” to “Mega Matrix Corp.” All references to the “Company,” or “AeroCentury” refers to AeroCentury Corp. together with its consolidated subsidiaries prior to March 25, 2022 and renamed “Mega Matrix Corp.” commencing on March 25, 2022.

Except where the context otherwise requires and for the purposes of this report only, references to:

●	the “Company,” “we,” “us,” and “our” refer to the combined business of Mega Matrix Corp., formerly known as AeroCentury Corp, a Delaware corporation and its consolidated subsidiaries, except where expressly noted otherwise or the context otherwise requires;

●	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;

●	“JetFleet” refers to the Company’s majority-owned subsidiary JetFleet Management Corp., a California corporation and formerly known as JetFleet Holding corporation.
●	“JV Company” refers to the Company’s majority-owned subsidiary Marsprotocol Technologies Pte. Ltd., a Singapore exempt private company limited by shares.
●	“SEC” refers to the Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	“SDP” refers to the Company’s wholly-owned subsidiary Saving Digital Pte. Ltd., a Singapore exempt private company limited by shares; and

●	“StaaS” refers to staking as a service.

Discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

This annual report on Form 10-K includes our audited consolidated financial statements for the fiscal years ended December 31, 2021 and 2022.

i

PART I

Item 1.  Business.

Overview

We are a Delaware corporation incorporated in 1997. Through our emergence from bankruptcy on September 30, 2021, and new investors and management, we became a holding company located in Palo Alto, California, with the following subsidiaries: Mega Metaverse Corp., a California corporation, JetFleet Management Corp, a California corporation and formerly known as JetFleet Holding Corporation, Saving Digital Pte. Ltd., a Singapore corporation, and Marsprotocol, Inc., a Cayman Islands exempted company.

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

Through Saving Digital Pte. Ltd, our wholly-owned subsidiary, we are currently engaged in solo-staking and provide proof-of-stake technology tools in Singapore for the Ethereum network. To a lesser extent, we are engaged in the provision of aircraft advisory and management services since September 30, 2021. We are currently exploring other crypto-related business models outside of the United States.

Recent Developments

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

On January 1, 2022, JetFleet Management Corp. (“JMC”), a wholly-owned subsidiary of JetfFleet Holding Corporation (“JHC”), was merged with and into JHC, with JHC being the surviving entity. As part of the merger, JHC changed its name to JetFleet Management Corp (“Jetfleet”).

Effective March 25, 2022, we changed our name from Aerocentury Corp. to Mega Matrix Corp. (the “Name Change”) to better reflect our expansion into Metaverse and the NFT gaming business. In connection with the Name Change, we changed our ticker symbol from “ACY” to “MTMT” on the NYSE American Exchange, which became effective on March 28, 2022.

On August 31, 2022, we acquired all of the equity interest in Saving Digital Pte, Ltd., a Singapore corporation (“SDP”) with no operations and approximately $3,800 in cash, from our chairman Yucheng Hu for a nominal consideration of $10,000.

On December 7, 2022, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) related to a proposed merger transaction with MarsProtocol Inc., an exempted company incorporated under the laws of the Cayman Islands and our wholly-owned subsidiary  (“MTMT Cayman”) for the purpose of redomiciling the corporation from Delaware to the Cayman Islands. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, we will merge with and into MTMT Cayman (the “Redomicile Merger”), with MTMT Cayman being the surviving company in the Redomicile Merger. Following the Redomicile Merger, MTMT Cayman, together with its subsidiaries, will own and continue to conduct our business in substantially the same manner as is currently being conducted by us and our subsidiaries. The Merger Agreement contains customary closing conditions, including, among others, approval of the Redomicile Merger by our stockholders, the effectiveness of the registration statement on Form F-4 filed by MTMT Cayman related to the Redomicile Merger and receipt of required regulatory approvals. Pursuant to the Merger Agreement, our Board of Directors (the “Board”) may exercise its discretion to terminate the Merger Agreement, and therefore abandon the Redomicile Merger, at any time prior to the effective time, including after the adoption of the Merger Agreement by the Company’s stockholders. As of the date of this report, the Merger Agreement has not been adopted by our stockholders and we have not yet set a date for a special meeting of stockholders seeking such approval.

Effective February 6, 2023, we changed our ticker symbol from “MTMT” to “MPU” on the NYSE American Exchange to more closely align with our MarsProtocol brand for our digital assets staking business.

On March 1, 2023, in connection with a newly formed joint venture, SDP and Bit Digital Singapore Pte. Ltd. (“Bit Digital”) entered into a shareholders’ agreement (the “Shareholders Agreement”) with Marsprotocol Technologies Pte. Ltd. (the “JV Company”), to provide staking technology tools in digital assets through the staking platform “MarsProtocol,” an individual and institutional grade designed staking platform (the “Joint Venture”). Pursuant to the Shareholders Agreement, SDP will own 60% and Bit Digital will own 40% of the JV Company.

Business of the Company

Through SDP, we are engaged in solo-staking and as a provider proof-of-stake technology tools in Singapore for the Ethereum network, and we plan to continue exploring other crypto-related business models outside of the United States. In addition, to a lesser extent, we are engaged in the provision of aircraft advisory and management services since September 30, 2021 through JetFleet.

On September 19, 2022, SDP purchased 37 Ether (ETH) for the purpose of exploring Ethereum staking opportunities following the transition by Ethereum on September 15, 2022 from proof-of-work (PoW) to a proof-of-stake (PoS) consensus mechanism referred to as the “Merge.” Prior to the Merge, Ethereum utilized a PoW validation method for digital asset transactions. Following the Merge, Ethereum shifted to a PoS validation system where validators stake their ETH into a smart contract on Ethereum to serve as collateral that can be destroyed if the validator behaves dishonestly or lazily. The validator (selected randomly) is then responsible for processing the blockchain transactions, storing data and adding new blocks to the blockchain. Validators receives a transaction fee on their staked coins in ETH as a reward for their active participation in the network. To become a validator on Ethereum, a participant must stake 32 ETH. Till quarter ending December 31, 2022, SDP explored Solo-Staking by staking 160 ETH to become five (5) validators to Ethereum to earn ETH rewards and yield. Solo-Staking enables SDP to utilize its ETH treasury to stake on the Ethereum beacon chain and to earn ETH-denominated rewards directly from the Ethereum protocol.

Through MarsProtocol, the Joint Venture will seek to provide non-custodial staking tools whereby users’ private keys are not stored in its database to ensure the safety of its users’ digital assets. As of the date of this report, such services will not be available to U.S. residents.

The following diagram summarizes our MarsProtocol StaaS Platform:

The Joint Venture will provide our customers with a right-of-way to access our MarsProtocol platform after they have completed the registration process and the know-your-customer (KYC) verification process. Once registered, the customer can connect their third-party trusted wallet with the nodes to stake their ETH on the Ethereum beacon chain to earn ETH-denominated rewards directly from the Ethereum protocol. Customers can review their transactions and rewards each node produces through the asset dashboard. The Joint Venture or the Marsprotocol platform will not have any access to the Customer’s digital wallet. All decisions to stake will be made by the customer.

Our belief that the ETH and other digital assets that we hold are not securities based on a risk assessment and not a legal standard nor binding on the SEC or any other regulators. If USDC, USDT, or ETH are deemed to be securities under the laws of any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such digital asset. See “Item 1A. Risk Factors – Risks Related to our Business –   A particular digital asset’s status, such as an ETH, as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if a regulator disagrees with our characterization of the ETH and other stable cryptocurrencies, we may be subject to regulatory scrutiny, investigation, fines and penalties, which may adversely affect our business, operating results and financial condition. A determination that an ETH or stable cryptocurrencies is a “security” may adversely affect the value of those ETH, stable cryptocurrencies and our business.”

Competition

Staking as a Services (StaaS) providers offer a convenient and accessible way for users to stake their ETH without having to go through the technical process of running their own staking nodes. These providers typically charge a fee for their services, which can vary depending on the provider and the level of service offered.

The market for Ethereum StaaS is relatively new, but it is already competitive, with several providers vying for market share. Some of the larger competitors in this space include Coinbase, Binance, Kraken, and Bitfinex, which may have better established names, have a broader range of crypto related services, and have larger capital resources.

Competition in the StaaS market is primarily driven by factors such as the fee structure, reliability and uptime of the staking nodes, the user interface and user experience of the platform, and the level of customer support provided. Providers may also differentiate themselves by offering additional features such as staking pools, which allow users to pool their Ethereum with other stakers to increase their chances of earning rewards.

As the Ethereum network continues to evolve and attract more users, it is likely that the StaaS market will become even more competitive, with new providers entering the market and existing providers expanding their offerings to stay ahead of the competition.

Ethereum Rewards

From the inception of our solo-staking business in October 2022 through December 31, 2022, we earned an aggregate of 1.5 ETH  as rewards.

The following table presents our ETH activities for the year ended December 31, 2022.

	Number of ETH	Amount (1)

Balance at December 31, 2021	-	$-
Receipt of ETH as staking reward	1.5	1,800
Exchange of cash and stable coins into ETH	300.7	396,500
Borrowings of ETH from a third party	32.0	41,600
Payment of charges	(0.0)	(100)
Impairment of ETH	-	(70,600)
Balance at December 31, 2022	334.2	$369,200

(1)	Receipt of digital assets from staking reward are the product of the number of ETH received multiplied by the ETH price obtained from Coinmarketcap, calculated on a daily basis. Sales of digital assets are the actual amount received from sales.

In addition, through our 51.0% ownership in JetFleet as of December 31, 2022, we will continue to focus on third-party management service contracts for aircraft operations. We believe that as passive investor interest in aircraft assets has increased, there has been increasing demand from aircraft investors for professional third-party aircraft leasing and portfolio management. We intend to take advantage of our reputation, experience and expertise in this aircraft management area. JetFleet conducts all of its operations from its office located at 1818 Gilbreth Rd., Suite 243, Burlingame, California, United States.

Bankruptcy

The Company and its then subsidiaries, JHC and JMC (collectively, the “Debtors”), filed on March 29, 2021, a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The filing was made in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) Case No. 21-10636 (the “Chapter 11 Case”). The Company also filed motions with the Bankruptcy Court seeking authorization to continue to operate our business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On August 16, 2021, in the Bankruptcy Court, the Debtors filed unexecuted drafts of its Plan Sponsor Agreement to be entered into between us, Yucheng Hu, TongTong Ma, Qiang Zhang, Yanhua Li, Yiyi Huang, Hao Yang, Jing Li, Yeh Cheng and Yu Wang, and identifying such individuals, collectively, as “Plan Sponsors” (the “Plan Sponsor Agreement”), and related agreements and documents required thereunder (collectively, with the Plan Sponsor Agreement, the “Plan Sponsor Documents”). The Plan Sponsor Documents were intended to cover the transactions contemplated by an investment term sheet entered into with Yucheng Hu and are part of the Debtors’ plan of reorganization as reflected in the Combined Disclosure Statement and Plan filed with the Bankruptcy Court as amended and supplemented from time to time (the “Plan”). On August 31, 2021, the Bankruptcy Court entered an order, Docket No. 0296 (the “Confirmation Order”), confirming the Plan as set forth in the Combined Plan Statement and Plan Supplement.

On September 30, 2021 and pursuant to the Plan Sponsor Agreement, the Company entered into and consummated the transactions contemplated by a Securities Purchase Agreement with the Plan Sponsor, and Yucheng Hu, in the capacity as the representative for the Plan Sponsor thereunder, pursuant to which the Company issued and sold, and the Plan Sponsor purchased, 14,354,635 (adjusted for the Forward Stock Split) shares of our common stock at $0.77 (adjusted for the Forward Stock Split) for each share of common stock for an aggregate purchase price of approximately $11,053,069.

Also on September 30, 2021, and pursuant to the Plan Sponsor Agreement, the Company entered into and consummated the transactions contemplated by a Series A Preferred Stock Purchase Agreement (the “JHC Series A Agreement”) with JHC, pursuant to which JHC issued and sold, and the Company purchased, 104,082 shares of Series A Preferred Stock, no par value, at $19.2156 per share of JHC Series A Preferred Stock, for an aggregate purchase price of $2 million.

Each share of JHC Series A Preferred Stock shall be entitled to one (1) vote on any matter that is submitted to a vote or for the consent of the shareholders of JHC. The JHC Series A Preferred Stock provides the Company with 74.83% voting control over JHC immediately following its issuance.

On January 1, 2022, JMC, a wholly-owned subsidiary of JHC, was merged with and into JHC, with JHC being the surviving entity. As part of the merger, JHC changed its name to JetFleet Management Corp.

Change In Control

As a condition to the closing of the Securities Purchase Agreement, Michael G. Magnusson resigned as President and Chief Executive Officer; Harold M. Lyons resigned as Chief Financial Officer, Treasurer, Senior Vice President, Finance and Secretary; and Michael G. Magnusson, Toni M. Perazzo, Roy E. Hahn, Evan M. Wallach and David P. Wilson resigned as directors of the Company effective October 1, 2021. In connection with the resignations, effective as on October 1, 2021, Yucheng Hu, Florence Ng, Jianan Jiang, Qin Yao and Siyuan Zhu (the “Incoming Directors”) were appointed to serve as members on our Board of Directors. The Incoming Directors were designated by the Plan Sponsor pursuant to the Plan Sponsor Agreement to hold office until our next annual meeting. The Incoming Directors appointed Mr. Hu to serve as Chairman, President and Chief Executive Officer; Ms. Ng to serve as Vice President of Operations; and Qin (Carol) Wang to serve as its Chief Financial Officer, Secretary and Treasurer the Company.

Government Regulation

Related to our StaaS Business

U.S Government Regulations

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

Businesses that are engaged in the transmission and custody of digital assets that is not a security (“non-security digital assets”) such as Bitcoin and ETH, including brokers and custodians, can be subject to U.S. Treasury Department regulations as money services businesses as well as state money transmitter licensing requirements. Non-security digital assets are subject to anti-fraud regulations under federal and state commodity laws, and digital asset derivative instruments are substantively regulated by the U.S. Commodity Futures Trading Commission. Certain jurisdictions, including, among others, New York and a number of countries outside the United States, have developed regulatory requirements specifically for digital assets and companies that transact in them.

In addition, since transactions in non-security digital assets such as Bitcoin and ETH provide a reasonable degree of pseudo anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse (even if untrue), could lead to greater regulatory oversight of non-security digital asset platforms, and there is the possibility that law enforcement agencies could close such platforms or other related infrastructure with little or no notice and prevent users from accessing or retrieving non-security digital assets via such platforms or infrastructure. For example, in her January 2021 nomination hearing before the Senate Finance Committee, Treasury Secretary Janet Yellen noted that cryptocurrencies have the potential to improve the efficiency of the financial system but that they can be used to finance terrorism, facilitate money laundering, and support malign activities that threaten U.S. national security interests and the integrity of the U.S. and international financial systems. Accordingly, Secretary Yellen expressed her view that federal regulators needed to look closely at how to encourage the use of cryptocurrencies for legitimate activities while curtailing their use for malign and illegal activities. Furthermore, in December 2020, FinCEN proposed a new set of rules for cryptocurrency-based exchanges aimed at reducing the use of cryptocurrencies for money laundering. These proposed rules would require filing reports with FinCEN regarding cryptocurrency transactions in excess of $10,000 and also impose record-keeping requirements for cryptocurrency transactions in excess of $3,000 involving users who manage their own private keys. In January 2021, the Biden Administration issued a memorandum freezing federal rulemaking, including these proposed FinCEN rules, to provide additional time for the Biden Administration to review the rulemaking that had been proposed by the Trump Administration. As a result, it remains unclear whether these proposed rules will take effect.

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

All of the Company solo-staking and StaaS activities are conducted in Singapore, and the Company does not currently intend to make StaaS available to U.S. residents. In addition, the Company does not consider its holdings of ETH and other digital assets as securities based on a risk assessment, but this is not a legally binding standard recognized by the SEC or other regulators. If USDC, USDT, or ETH are deemed to be securities under the laws of any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such digital asset. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see “Item 1A. Risk Factors” in this report.

Singapore Government Regulations

Singapore has a robust regulatory framework for financial services, which is overseen by the Monetary Authority of Singapore (“MAS”). The MAS is responsible for ensuring that the financial services industry operates in a safe and sound manner and maintains the stability of the financial system.

In Singapore, based on legal advice received from local counsel, ETH is considered a digital payment token (“DPT”) and regulated under the Payment Services Act 2019 (“PSA”). Currently, the PSA regulates services dealing in DPTs or facilitating the exchange of DPTs. The StaaS business is not considered a regulated activity under the PSA, as it does not involve buying or selling of DPTs or facilitating the exchange of DPTs.

However, the Payment Services (Amendment) Act 2021 (PSAA21) has been passed by Singapore’s parliament and may expand the scope of regulation for DPT services in the future, although it has not yet come into effect.

In terms of Anti-Money Laundering (AML) and Know Your Customer (KYC) requirements, financial institutions in Singapore are required to implement robust measures to prevent money laundering and financing of terrorism. This includes conducting customer due diligence, ongoing monitoring of transactions, and reporting of suspicious transactions to the relevant authorities. The MAS works closely with financial institutions to ensure compliance with AML and KYC requirements, and has the power to impose penalties for non-compliance. As the StaaS business is currently not considered a regulated activity under the PSA, these specific requirements for licensed institutions do not apply to SDP apart from the general duty to report suspicious transactions. However, the regulatory landscape may change with the introduction of the PSAA21 and future amendments.

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

As of December 31, 2022, we held one (1) registered trademark and six (6) pending trademark applications in the United States and two (2) in Singapore. We will evaluate our development efforts to assess the existence and patentability of new intellectual property. To the extent that it is feasible, we will file new patent applications with respect to our technology and trademark applications with respect to our brands.

Human Capital Resources

As of March 15, 2023, we had 4 full-time employees, including CEO, CFO, COO and CMO in Singapore. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Office

Our headquarters are located at 3000 El Camino Real, Bldg. 4, Suite 200, Palo Alto, CA. Our main telephone number is (650) 340-1888.

Other Information

Our website is located at: https://www.megamatrix.io/. We make available on our website our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC.

Item 1A. Risk Factors.

An investment in our common stock involves risks. Prior to making a decision about investing in our common stock, you should consider carefully the risks together with all of the other information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in our subsequent filings with the SEC. Each of the referenced risks and uncertainties could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our securities. Additional risks not known to us or that we believe are immaterial may also adversely affect our business, operating results and financial condition and the value of an investment in our securities.

Risks Related to our Business

A particular digital asset’s status, such as an ETH, as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if a regulator disagrees with our characterization of the ETH and other stable cryptocurrencies , we may be subject to regulatory scrutiny, investigation, fines and penalties, which may adversely affect our business, operating results and financial condition. A determination that an ETH or stable cryptocurrencies is a “security” may adversely affect the value of those ETH, stable cryptocurrencies and the Company’s business.

The SEC and its staff have taken the position that certain digital assets may fall within the definition of a “security” under U.S. federal securities laws. The legal test for determining whether any given digital asset is a security is a highly complex, fact-driven analysis that may evolve over time, and the outcome is difficult to predict. The Company’s determination that ETH and other stable cryptocurrencies that the Company holds are not securities is a risk-based assessment and not a legal standard or one binding on regulators. The SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. For example, Chair Gary Gensler has repeatedly remarked on the need for further regulatory oversight on crypto assets, crypto trading, and lending platforms by the SEC. Public statements made in the past by senior officials at the SEC have indicated that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current form). In May 2022, the Chair of the U.S. Commodity Futures Trading Commission (the “CFTC”), Rostin Behnam, stated that Bitcoin and Ethereum are commodities. However, in June 2022, Mr. Gensler suggested that Bitcoin is a commodity but did not opine on the status of other crypto assets. In September 2022, Mr. Gensler suggested that he believes a vast majority of cryptocurrencies are securities. However, in March 2023, Mr. Behnam contradicted Mr. Gensler’s position by stating his opinion in front of the Senate Agricultural Committee that Ethereum is a commodity. Such statements by officials at the CFTC and SEC are not official policy statements by these agencies and reflect only the speakers’ views, which are not binding on any agency or court and cannot be generalized to any other crypto asset.

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

In addition, several foreign jurisdictions have taken a broad-based approach to classifying crypto assets as “securities,” while other foreign jurisdictions, such as Switzerland, Malta, and Singapore, have adopted a narrower approach. As a result, certain crypto assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of crypto assets as “securities.”

The Company analyzes whether the ETH and other stable cryptocurrencies that it holds could be deemed to be a “security” under applicable laws. The Company analysis does not constitute a legal standard, but rather represent  its management’s assessment regarding the likelihood that a particular digital asset could be deemed a “security” under applicable laws. Regardless of the Company’s conclusions, the Company could be subject to legal or regulatory action in the event the SEC or a court were to determine that ETH and other stable cryptocurrencies that it hold may be deemed a “security” under applicable laws.

There can be no assurances that the Company will properly characterize any given digital asset as a security or non-security or that the SEC, or a court, if the question was presented to it, would agree with our assessment. The Company could be subject to judicial or administrative sanctions for failing to offer or sell digital assets in compliance with the registration requirements, or for acting as a broker or dealer without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. For instance, all transactions in such supported digital asset would have to be registered with the SEC, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Further, it could draw negative publicity and a decline in the general acceptance of the digital asset. Also, it may make it difficult for such digital asset to be traded, cleared, and custodied as compared to other digital assets that are not considered to be securities. Due to regulatory challenges, the Company has discontinued the Mano game and the alSpace platform on November 3, 2022. The Company is currently engaging in Solo-Staking in Singapore through SDP and provider of staking technology through the JV Company. Both of these staking activities are conducted in Singapore and StaaS will currently not be made available to U.S. residents. In addition, the Company plans to continue exploring other crypto-related business models outside of the United States.

The Company plans to continue to explore other opportunities in the crypto-related business to expand our business model.

Due to regulatory challenges, on November 3, 2022, we have decided to discontinue the Mano game and the alSpace platform. The Company is currently engaging in solo-staking through SDP and a provider of staking technology through the JV Company. Both of these staking activities are conducted in Singapore and StaaS will currently not be made available to U.S. residents. In addition, the Company plans to continue exploring and developing other opportunities in the crypto-related business. However, the Company may not be successful in identifying a new crypto-related business model that is acceptable to the Company, which will adversely affect the Company’s business objective.

Expansion of the Company’s operations into new products, services and technologies, including content categories, is inherently risky and may subject it to additional business, legal, financial and competitive risks.

Historically, the Company’s operations have been focused on third-party management service contracts for aircraft operations. Further expansion of the Company’s operations and its marketplace into additional products and services, such as crypto-related businesses involve numerous risks and challenges, including potential new competition, increased capital requirements and increased marketing spent to achieve customer awareness of these new products and services. Growth into additional content, product and service areas may require changes to the Company’s existing business model and cost structure and modifications to its infrastructure and may expose the Company to new regulatory and legal risks, any of which may require expertise in areas in which the Company has little or no experience. There is no guarantee that the Company will be able to generate sufficient revenue from sales of such products and services to offset the costs of developing, acquiring, managing and monetizing such products and services and the Company’s business may be adversely affected.

If the Company cannot continue to innovate technologically or develop, market and sell new products and services, or enhance existing technology and products and services to meet customer requirements, the Company’s ability to grow our revenue could be impaired.

The Company’s growth largely depends on its ability to innovate and add value to its existing creative platform and to provide its customers and contributors with a scalable, high-performing technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features. For example, PoS business require additional capital and resources. Without improvements to the Company’s technology and infrastructure, our operations might suffer from unanticipated system disruptions, slow performance or unreliable service levels, any of which could negatively affect its reputation and ability to attract and retain customers and contributors. The Company is currently making, and plan to continue making, significant investments to maintain and enhance the technology and infrastructure and to evolve our information processes and computer systems in order to run our business more efficiently and remain competitive. The Company may not achieve the anticipated benefits, significant growth or increased market share from these investments for several years, if at all. If the Company is unable to manage its investments successfully or in a cost-efficient manner, our business and results of operations may be adversely affected.

We rely on systems and services provided by third parties, primarily by Amazon Web Services(AMS), and any failures, errors, defects or disruptions in these systems or services could diminish our brand and reputation, subject us to liability, disrupt our business and adversely affect our operating results and growth prospects. The third-party platforms upon which these systems and software are made available could contain undetected errors.

Our technology infrastructure is critical to the performance of our services and to user satisfaction. We rely on Amazon Web Services(AWS) to provide cloud servers. However, the systems provided by AWS, on which we rely, may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take, in connection with providing proof-of-stake technology tools, to prevent or hinder cyber-attacks and protect our systems, data and user information and to prevent outages, data or information loss, fraud and to prevent or detect security breaches, including a disaster recovery strategy for server and equipment failure and back-office systems and the use of third parties for certain cybersecurity services, will provide absolute security. As our StaaS platform is new, we may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Such disruptions including, but not limited to, unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects.

Additionally, our platform or software provided by Tbit Global Limited, may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch. Furthermore, programming errors, defects and data corruption could disrupt our operations, adversely affect the experience of our users, harm our reputation, cause our users to stop utilizing our services, divert our resources and delay market acceptance of our services, any of which could result in legal liability to us or harm our business, financial condition, results of operations and prospects.

We believe that if our users have a negative experience with our staking service, or if our brand or reputation is negatively affected, users may be less inclined to continue or resume utilizing our StaaS platform or to recommend our services to other potential users. As such, a failure or significant interruption in our service could harm our reputation, business and operating results.

Information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.

We receive, process, store and use personal information and other customer data. There are numerous federal, state and local laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other data. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us which could have an adverse impact on our business. The costs of compliance with these types of laws may increase in the future as a result of changes in interpretation or changes in law. Any failure on our part to comply with these types of laws may subject us to significant liabilities.

Third parties we work with may violate applicable laws or our policies, and such violations may also put our customers’ information at risk and could in turn have an adverse impact on our business. We will also be subject to payment card association rules and obligations under each association’s contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for the associated expense and penalties. If we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.

Security breaches, computer malware and computer hacking attacks have become more prevalent. Any security breach caused by hacking which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our players may harm our reputation and our ability to retain existing players and attract new players.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

We are subject to risks related to holding cryptocurrencies and accepting cryptocurrencies as a form of payment.

We accept Bitcoin, ETH or other cryptocurrencies from our customers as a form of payment for our staking services.

Cryptocurrencies are not considered legal tender or backed by any government and have experienced price volatility, technological glitches and various law enforcement and regulatory interventions. The use of cryptocurrency such as Bitcoin has been prohibited or effectively prohibited in some countries. If we fail to comply with any such prohibitions that may be applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.

Cryptocurrencies have in the past and may in the future experience periods of extreme volatility. Fluctuations in the value of any cryptocurrencies that we hold may also lead to fluctuations in the value of our common stock. In addition, there is substantial uncertainty regarding the future legal and regulatory requirements relating to cryptocurrency or transactions utilizing cryptocurrency. For instance, governments may in the near future curtail or outlaw the acquisition, use or redemption of cryptocurrencies. In such case, ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction. These uncertainties, as well as future accounting and tax developments, or other requirements relating to cryptocurrency, could have a material adverse effect on our business.

The value of stablecoins that we hold may be subject to volatility and risk of loss.

As of December 31, 2022, we held approximately $2.97 million in USDC issued by Circle Internet Financial Public Limited Company (“Circle”) and $0.09 million in USDT issued by Tether Limited Inc. (“Tether”). Stablecoins such as USDC are usually backed by the U.S. Dollar and other short-dated U.S. government obligations, and are usually pegged to the U.S. dollar. On March 9, 2023, as a result of the closure of Silicon Valley Bank (“SVB”), Circle announced that $3.3 billion of its roughly $40 billion USDC reserves were held at SVB. As a result, Circle depegged the USDC from its $1.00 peg, trading as low as $0.87. This risk may result in the sell-off of USDC and volatility as to the value of stablecoins, which would expose us to risk of potential loss and could have a material adverse effect on our ability to raise new funding and on our business, financial condition, and results of operations and prospects.

We cannot be certain that our StaaS platform and staking services will maintain regulatory approval, and without regulatory approval we may not be able to market and grow our business around the world.

Our StaaS platform and staking services are located in Singapore and are currently not subject to any licensing requirements in Singapore. However, future changes to Singapore’s PSA may introduce new licensing requirements. Any license, permit, approval or finding of suitability may not be granted, granted with delay, revoked, suspended or conditioned at any time. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process which could adversely affect our operations. The regulators in Singapore may refuse to issue or renew a registration or impose conditions which may adversely affect our StaaS business.

While we do not believe that we are required to obtain any license or permit in the United States and/or other jurisdictions, we currently plan to limit our Marsprotocol platform to non-U.S. residents. If it is determined that a license, permit or approval is required in a jurisdiction in which we do not have any license to operate, we will need to obtain such license, permit or approval, or block access from such jurisdiction through IP address filtering. Violations of laws in one jurisdiction could result in disciplinary action and/or fines. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. In sum, we may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals. The licensing process may result in delays or adversely affect our operations, and our efforts to comply with any new licensing regulations will increase our costs.

We are subject to various laws relating to foreign corrupt practices, the violation of which could adversely affect its operations, reputation, business, prospects, operating results and financial condition.

We are subject to risks associated with doing business outside of the United States, including exposure to complex foreign and U.S. regulations such as the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws which generally prohibit U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties. It may be difficult to oversee the conduct of any contractors, third-party partners, representatives or agents who are not our employees, potentially exposing us to greater risk from their actions. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face legal proceedings and actions which could result in civil penalties, administration actions and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse impact on our business.

Violations of these laws and regulations could result in significant fines, criminal sanctions against us, our officers or our employees. Additionally, any such violations could materially damage our reputation, brand, international expansion efforts, ability to attract and retain employees and our business, prospects, operating results and financial condition.

Historically, we have dealt with significant amounts of cash in our operations, which have subjected us to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by us could have a material adverse impact on our business.

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

Speculative and Volatile Nature of ETH.

To date, the Company has deployed a small portion of its  capital into ETH. The price of ETH is subject to significant volatility. In addition, there is no guarantee that the Company will be able to sell its ETH at prices quoted on various cryptocurrency trading platforms or at all if it determines to do so. In addition, the supply of ETH is currently controlled by the source code of the Ethereum platform, and there is a risk that the developers of the code and the participants in the Ethereum network could develop and/or adopt new versions of the Ethereum software that significantly increase the supply of ETH   in circulation, negatively impacting the trading price of ETH. Any significant decrease in the price of ETH  may materially and adversely affect the value of the Company’s securities and, in turn, the Company’s business and financial condition.

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

Development of the Ethereum Platform.

The Ethereum platform is an open-source project being developed by a network of software developers, including Vitalik Buterin, a founder of Ethereum. Mr. Buterin or another key participant within the core development group could cease to be involved with the Ethereum platform. Factions could form within the Ethereum community, resulting in different and competing versions of Ethereum being adopted by network participants. Furthermore, network participants running the Ethereum software may choose not to update their versions of the software, resulting in different versions of the Ethereum software running on the network. Any of the foregoing developments could have a significant negative impact on the viability and overall health of the Ethereum platform, the value of ETH and the Company’s business model and assets.

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

Smart Contract Risk

The Ethereum network is based upon the development and deployment of smart contracts, which are self-executing contracts with the terms of the agreement written into software code. There are thousands of smart contracts currently running on Ethereum network. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract. The smart contract deployed on Ethereum and, as such, may contain a bug or other vulnerability that may lead to the loss of digital assets held in the wallet. The Ethereum developer community audits widely used smart contracts frequently and publishes the results of such audits on public forums. Nevertheless, there is no guarantee against a bug or other vulnerability leading to a loss of digital assets.

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

We have limited operating history in providing staking services upon which to base an evaluation of our business and prospects. You must consider the risks and difficulties we face as a small operating company with limited operating history. Further, our StaaS platform is new service, to which we have no experience and will rely upon our third party developers to develop and maintain the StaaS platform.

We will need to raise additional capital or financing to continue to execute and expand our business.

We will need to raise additional capital to support our new operations and execute on our business plan by issuing equity or convertible debt securities. In the event we are required to obtain additional funds, there is no guarantee that additional funds will be available on a timely basis or on acceptable terms. To the extent that we raise additional funds by issuing equity or convertible debt securities, our shareholders may experience additional dilution and such financing may involve restrictive covenants. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that will have additional dilutive effects. We cannot assure that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Further, we may incur substantial costs in pursuing future capital and/or financing. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings. If such funds are not available when required, management will be required to curtail investments in additional sales and marketing and product development, which may have a material adverse effect on future cash flows and results of operations.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that we file annual reports with respect to our business and financial condition. Section 404 of the Sarbanes-Oxley Act requires, among other things, that we include a report of our management on our internal control over financial reporting. We are also required to include certifications of our management regarding the effectiveness of our disclosure controls and procedures. We previously identified a material weakness in our internal control over financial reporting relating to our tax review control for complex transactions. We are in the process of enhancing our tax review control related to unusual transactions that we may encounter, but that control has not operated for a sufficient time to determine if the control was effective as of December 31, 2022. If we cannot effectively maintain our controls and procedures, we could suffer material misstatements in our financial statements and other information we report which would likely cause investors to lose confidence. This lack of confidence could lead to a decline in the trading price of our common stock.

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

As of December 31, 2022, we held approximately $3.1 million stable cryptocurrencies, which is primarily USDC and $0.4 million in ETH. The Company intends to comply with the 1940 Act in all respects. To that end, if holdings of cryptocurrencies are determined to constitute investment securities of a kind that subject the Company to registration and reporting under the Investment Company Act of 1940 (the “1940 Act”), the Company will limit its holdings to less than 40% of its assets. Section 3(a)(1)(C) of the 1940 Act defines “investment company” to mean any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of Government securities and cash items) on an unconsolidated basis. Section 3(a)(2) of the 1940 Act defines “investment securities” to include all securities except (A) Government securities, (B) securities issued by employees’ securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies and (ii) are not relying on the exception from the definition of investment company in section 3(c)(1) or 3(c)(7) of the 1940 Act. As noted above, the SEC has not stated whether stable cryptocurrencies such as USDC and USDT and other cryptocurrency such as ETH is an investment security, as defined in the 1940 Act.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2021, the Company did not own any real property, plant or materially important physical properties. The Company leases its principal executive office space at 3000 El Camino Real, Building 4, Suite 200 Palo Alto, California 94306 on a month to month basis. JHC conducts all of its operations from its office located at 1818 Gilbreth Rd., Suite 243, Burlingame, California, United States under a lease agreement that expires on November 30, 2023 The Company leases its Singapore office at 103, Tampines Street 86, #03-06, the ALPS Residences, Singapore 528576 on a month to month basis. The Company considers it office space suitable and adequate for the purpose for which they are used for.

Item 3. Legal Proceedings.

The Company from time to time engages in ordinary course litigation incidental to the business. Although the Company cannot predict the impact or outcome of any of these proceedings, including, among other things, the amount or timing of any liabilities or other costs it may incur, none of the pending legal proceedings to which the Company is a party or any of its property is subject is anticipated to have a material effect on the Company’s business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded on the NYSE American  under the symbol “MPU.”

Number of Holders

According to the Company’s transfer agent, the Company had approximately 394 stockholders of record as of March 15, 2023. Because brokers and other institutions and nominees hold many of the Company’s shares of Common Stock on behalf of beneficial owners, the Company is unable to estimate the total number of beneficial owners represented by those nominees.

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

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, and settlement of RSUs (a)		Weighted- average exercise price of outstanding options, and issuance price of RSUs (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) I
Equity compensation plans approved by security holders(1)	1,100,000		—	1,100,000
Total	1,100,000	[1]	—	1,100,000

(1)	Consists of 2,000,000 shares of common stock reserved for issuance under the 2021 Equity Incentive Plan (the “2021 Plan”) which was approved by our shareholders on December 29, 2021. As of December 31, 2022, no awards were granted under the 2021 Plan.

Recent Sales of Unregistered Securities

On December 23, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors named in the Purchase Agreement (collectively, the “Purchasers”), pursuant to which we agreed to sell up to an aggregate of 5,280,000 shares of our common stock, $0.001 par value per share (the “Common Stock”) at a purchase price of $1.30 per share, or $6.9 million (the “Private Placement”).

On January 20, 2023, we completed an initial sale of 4,314,615 shares of Common Stock pursuant to the Private Placement to certain Purchasers for an aggregate purchase price of $5.6 million, or $1.30 per share.

On February 15, 2023, we completed the final sale of 765,384 shares of Common Stock pursuant to the Private Placement to a Purchaser for an aggregate purchase price of $1.0 million, or $1.30 per share, for combined total issuance of 5,079,999 shares of Common Stock for gross proceeds of approximately $6.6 million under the Private Placement, before deducting estimated offering expenses payable by us.

Use of Proceeds

The following “Use of Proceeds” information relates to the registration statement on Form S-1, as amended (File Number 333-262217) relating to the resale of an aggregate of 2,397,305 shares of our Common Stock that were issued in connection with a private placement we completed on September 30, 2021. We will not receive any of the proceeds from the sale by the selling stockholder of the common stock.

Purchases of Equity Securities

Neither we nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, purchased any of our equity securities during the period covered by this annual report.

Item 6. [Reserved]

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

Recent Corporate Developments

On October 20, 2021, the Company set up Mega Metaverse Corp. (“Mega”), a wholly owned subsidiary incorporated in California. In December 2021, the Company launched the NFT business in the metaverse ecosystem through Mega, and released the first NFT game “Mano” on March 25, 2022. Mano is a competitive idle role-playing game (RPG) deploying the concept of NFTs based on blockchain technology, with a “Play-to-earn” business model that the players can earn while they play in Mega’s metaverse universe “alSpace”.

For the year ended December 31, 2022, the Company received approximately $0.3 million of BNB in revenue for the services. Due to regulatory challenges, the Company decided to suspend the Mano game and the alSpace platform, and on November 4, 2022, the Company discontinued the Mano game and the alSpace platform.

On August 31, 2022, the Company acquired all of the equity interest in Saving Digital Pte. Ltd., a Singapore exempt private company limited by shares (“SDP”) with no operations and approximately $3,800 in cash, from the chairman Yucheng Hu for a nominal consideration of $10,000. The Company intend to use SDP to explore other crypto related business in Singapore.

On September 19, 2022, through SDP, the Company purchased 37 Ether (ETH) for the purpose of exploring Ethereum staking opportunities following the transition by Ethereum on September 15, 2022 from proof-of-work (PoW) to a proof-of-stake (PoS) consensus mechanism referred to as the “Merge.” Prior to the Merge, Ethereum utilized a PoW validation method for digital asset transactions. Following the Merge, Ethereum shifted to a PoS validation system where validators stake their ETH into a smart contract on Ethereum to serve as collateral that can be destroyed if the validator behaves dishonestly or lazily. The validator (selected randomly) is then responsible for processing the blockchain transactions, storing data and adding new blocks to the blockchain. Validators receives a transaction fee on their staked coins in ETH as a reward for their active participation in the network. To become a validator on Ethereum, a participant must stake 32 ETH. Till quarter ending December 31, 2022, SDP explored the Solo-Staking by staking 160 ETH to become five (5) validators to Ethereum to earn ETH rewards and yield. Solo-Staking enables SDP to utilize its ETH treasury to stake on the Ethereum beacon chain and to earn ETH-denominated rewards directly from the Ethereum protocol.

On September 29, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors named in the Purchase Agreement (collectively, the “Purchasers”), pursuant to which the Company agreed to sell an aggregate of 4,400,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) at a purchase price of $1.00 per share (the “Private Placement”). The gross proceeds of the Private Placement were $4.4 million, before deducting offering expenses payable by the Company. The Purchase Agreement contains customary representations, warranties and covenants of the parties, and the closing is subject to customary closing conditions. The closing of the Private Placement occurred on October 18, 2022. As of September 30, 2022, the Company received advanced subscription fees of $2.2 million from certain Purchasers, among which $2.2 million were in cash and $0.75 million were in USDC. The closing of the Private Placement occurred on October 18, 2022.

On December 23, 2022, the Company entered into another Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors named in the Purchase Agreement (collectively, the “Purchasers”), pursuant to which the Company agreed to sell up to an aggregate of 5,280,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) at a purchase price of $1.30 per share, or $6.9 million (the “Private Placement”). On January 20, 2023, the Company completed an initial sale of 4,314,615 shares of Common Stock pursuant to the Private Placement to certain Purchasers for an aggregate purchase price of $5.6 million, or $1.30 per share. On February 15, 2023, the Company completed the final sale of 765,384 shares of Common Stock pursuant to the Private Placement to a Purchaser for an aggregate purchase price of $1.0 million, or $1.30 per share, for combined total issuance of 5,079,999 shares of Common Stock for gross proceeds of approximately $6.6 million to the Company under the Private Placement, before deducting estimated offering expenses payable by the Company.

In addition, on March 3, 2023, in connection with a newly formed joint venture, SDP and Bit Digital Singapore Pte. Ltd. (“Bit Digital”), entered into a shareholders’ agreement (the “Shareholders Agreement”) with Marsprotocol Technologies Pte. Ltd. (the “JV Company”), to provide proof-of-stake technology tools for digital assets through the staking platform “MarsProtocol”, an institutional grade non-custodial staking technology (the “Joint Venture”). Through MarsProtocol, the Joint Venture will seek to provide non-custodial staking tools whereby users’ private keys are not stored in its database to ensure the safety of its users’ digital assets. Currently the services will not be available to U.S. residents. Pursuant to the Shareholders Agreement, SDP will own 60% and Bit Digital will own 40% of the JV Company.

The Company believe that the ETH and other digital assets that the Company hold are not securities is a risk-based assessment and not a legal standard or binding on the SEC or any other regulators. If USDC, USDT, or ETH are deemed to be securities under the laws of any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such digital asset. See “Item 1A. Risk Factors – Risks Related to our Business – A particular digital asset’s status, such as an ETH, as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if a regulator disagrees with our characterization of the ETH and other stable cryptocurrencies, the Company may be subject to regulatory scrutiny, investigation, fines and penalties, which may adversely affect our business, operating results and financial condition. A determination that an ETH or stable cryptocurrencies is a “security” may adversely affect the value of those ETH, stable cryptocurrencies and our business.”

Bankruptcy

On September 30, 2021, the Company emerged from bankruptcy with a restructured balance sheet, a new management team, and a new purpose to focus on new lines of business other than the aircraft leasing business.

On September 30, 2021 (the “Effective Date”) and pursuant to the Plan Sponsor Agreement, the Company entered into and consummated the transactions contemplated by a Securities Purchase Agreement with the Plan Sponsor, and Yucheng Hu, in the capacity as the representative for the Plan Sponsor thereunder, pursuant to which the Company issued and sold, and the Plan Sponsor purchased, 14,354,635 shares of common stock (given effect to five for one forward stock split), par value $0.001 per share, of the Company (the “ACY Common Stock”) at $0.77 (given effect to five for one forward stock split) for each share of Common Stock, for an aggregate purchase price of approximately $11,053,100 (the “Purchase Price”). The Securities Purchase Agreement contained customary representations, warranties and covenants by the parties to such agreement.

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

Results of Operations

Revenues and Other Income

Revenues and other income decreased by $4.2 million, or 68% to $1.9 million in the year ended December 31, 2022 from $6.1 million in the year ended December 31, 2021. The decrease was primarily a result of a decrease of $6.2 million in operating lease revenues to $0.1 million in the year ended December 31, 2022 from $6.3 million in the year ended December 31, 2021, partially offset by income of (i) $0.3 million from GameFi business , and (ii) $1.5 million from reversal of accounts and other payable, which the Company expected it would not make payments. However the Company discontinued the NFT gaming business due to regulatory challenges since November 2022. The Company is exploring other crypto-related business models outside of the United States.

Expenses

For the years ended December 31, 2022 and 2021, the Company had total operating expenses of $5.8 million and $19.2 million, respectively. The changes in expenses were primarily caused by changes in impairment in value of aircraft, interest, professional fees and other general and administrative expenses, depreciation expenses, and impairment of intangible assets.

During the year ended December 31, 2022, the Company did not record impairment charges against aircraft. During the year ended December 31, 2021, the Company recorded impairment charges totaling $4.2 million on seven aircrafts held for sale, based on appraised values or expected sales proceeds.

The Company’s interest expense decreased by $2.4 million, or 95% to $0.1 million in the year ended December 31, 2022 from $2.5 million in 2021, as a result of the Company’s emergence from bankruptcy in September 2021 and the Company was not obliged to debts and related interest expenses.

Professional fees, general and administrative and other expenses decreased by $4.7 million, or 68% to $2.2 million in the year ended December 31, 2022 from $6.9 million in the year ended December 31, 2021, primarily because the Company incurred less consulting expenses during the year ended December 31, 2022 as the Company completed its emergence from bankruptcy in September 2021.

Depreciation expense decreased by $1.2 million, or 100% to $nil million in the year ended December 31, 2022 from $1.2 million in the year ended December 31, 2021 primarily as a result of the emergence from bankruptcy and the Company did not have aircraft for the year ended December 31, 2022.

Impairment expenses of intangible assets increased by $0.9 million, or 100% for the year ended December 31, 2022, as the Company discontinued the Mano game and the alSpace platform, and the Company abandoned the related software in November 2022. Accordingly, the Company provided full impairment against the software.

Impairment of goodwill

During the year ended December 31, 2022, the Company recorded full impairment of $4.7 million against goodwill arising from fresh accounting because of the underperformance of the aircraft leasing business.

Reorganization gains, net

Effective on September 30, 2021, we completed our emergence from bankruptcy. We adopted fresh start accounting and recognized reorganization gains of $27.7 million from our previous leasing and financing services to regional airlines for the year ended December 31, 2021.

Income tax (benefits) provision

The Company recorded income tax benefit of $48,900 for the year ended December 31, 2022, or 0.52% of pre-tax loss, compared to $18,000 income tax expense, or 0.12% of pre-tax loss in the same period of 2021. The difference in the effective federal income tax rate from the normal statutory rate in the year of 2022 was primarily related to release of the reserve on the Company’s unrecognized tax benefits due to the lapse of statute of limitations in 2022.

Liquidity and Capital Resources

On September 30, 2021, the Company emerged from bankruptcy with a restructured balance sheet. As of December 31, 2022, the Company had total net assets of approximately $7.0 million.

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

On October 18, 2022, the Company closed a private placement by offering 4,400,000 shares of common stock, at per share price of $1.0. The Company received gross proceeds of $4.4 million from the private placement.

On January 20, 2023 and February 15, 2023, the Company closed private placements by offering 4,314,615 shares of common stock and 765,384 shares of common stock, respectively. The per share price was $1.30. The received gross proceeds aggregating $6.6 million.

On September 30, 2021, the Company emerged from bankruptcy with a restructured balance sheet. Since its emergence through December 31, 2022, the Company incurred recurring net losses. For the year ended December 31, 2022, the Company reported net losses of $9.3 million and cash outflows from operating activities of $5.9 million. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s liquidity is based on its ability to generate cash from operating activities and obtain financing from investors to fund its general operations and capital expansion needs. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtain financing from outside sources.

As of December 31, 2022, the Company had working capital of $7.0 million, among which the Company held cash of $7.3 million, stable coins of $3.1 million and digital assets of 0.4 million, which were highly liquid and easily convertible into cash over the market. On the other hand, the Company had current liabilities of $5.6 million, which comprised of a non-cash item of $5.2 million, representing advance of subscription fees from investors. The advance was classified to equity upon closing of private placements in January and February 2023. Given the financial condition of the Company and its operating performance, and the advance of subscription receivable mentioned above, the Company assesses current working capital is sufficient to meet its obligations for the next 12 months from the issuance date of this report. Accordingly, management continues to prepare the Company’s consolidated financial statements on going concern basis.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for the application of fresh start accounting, realization of goodwill, current value of the Company’s assets held for sale, the amount and timing of future cash flows associated with each asset that are used to evaluate whether assets are impaired, accounting for income taxes, and the amounts recorded as allowances for doubtful accounts.

Cash Flow

Because the Company just emerged from bankruptcy on September 30, 2021, the cash flow for the year ended December 31, 2021 was attributable to provision and usage by the predecessor of the Company for the period from January 1, 2021 through September 29, 2021, and provision and usage by the successor of the Company for the period from September 30, 2021 through December 31, 2021.

Since emerging from bankruptcy to date, the Company financed the operations primarily through cash flow from operations and capital injections from the sponsors. The Company plans to support the future operations primarily from cash generated from the operations and cash on hand.

On October 18, 2022, the Company completed a private placement to certain accredited investors, of an aggregate of 4,400,000 shares of the Company’s common stock, $0.001 par value per share, at a price of $1.00 per share for aggregate gross proceeds to the Company of approximately $4.4 million.

 On December 23, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors named in the Purchase Agreement (collectively, the “Purchasers”), pursuant to which the Company agreed to sell up to an aggregate of 5,280,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) at a purchase price of $1.30 per share, or $6.9 million (the “Private Placement”).

On January 20, 2023, the Company completed an initial sale of 4,314,615 shares of Common Stock pursuant to the Private Placement to certain Purchasers for an aggregate purchase price of $5.6 million, or $1.30 per share.

On February 15, 2023, the Company completed the final sale of 765,384 shares of Common Stock pursuant to the Private Placement to a Purchaser for an aggregate purchase price of $1.0 million, or $1.30 per share, for combined total issuance of 5,079,999 shares of Common Stock for gross proceeds of approximately $6.6 million to the Company under the Private Placement, before deducting estimated offering expenses payable by the Company.

The following is a discussion of historical cash flows from operating, investing and financing activities:

Operating activities

The Company’s net cash outflow from operations was $5.9 million for the year ended December 31, 2022, which was mainly attributable to payment of $2.0 million for salaries and welfare, and payment of $2.2 million for professional fees and legal expenses with our launch of our GameFi business, $0.8 million for the maintenance cost for the Marsprotocol platform.

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

Investing activities

For the year ended December 31, 2022, the Company purchased digital assets of $46,300 and acquired a subsidiary at cost of $10,000.

For the period from September 30, 2021 through December 31, 2021, the Company made a deposit of $1.0 million to a third-party vendor for development of Mano, the Company’s first NFT game.

For the period from January 1, 2021 through September 29, 2021, the Company received net cash of $12.0 million from asset sales.

Financing activities

For the year ended December 31, 2022, the Company received subscription fees of $2.4 million from investors for the private placement that closed in October 2022, and subscription fees of $3.4 million advanced from investors for the private placement closed in January and February 2023.

For the period from September 30, 2021 through December 31, 2021, the Company paid special dividends of $999,800 to stockholders that held shares of Common Stock of the Company as of the effective date of the Plan prior to the sale and issuance of Common Stock of the Company to the plan sponsor investors.

For the period from January 1, 2021 through September 29, 2021, the Plan Sponsor contributed $11.0 million to the Company to subscribe for 14,354,635 shares of common stock (given effect to five for one forward stock split), and repaid notes payable of $16.5 million

During 2021, the Company borrowed $2.5 million in the form of paid-in-kind interest that was added to the outstanding principal balance under the MUFG Indebtedness and Drake Indebtedness.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the material weakness described below, as of December 31, 2022, our disclosure controls and procedures were not effective.   We will continue undertaking the remedial steps to address the material weakness in our internal control over financial reporting as described below in the section titled “Management’s Report on Internal Control Over Financial Reporting.”

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). A Material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (United States) Auditing Standard No. 2) or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on such assessment, management concluded that as of December 31, 2022, our internal control over financial reporting was not effective. Management has identified the following material weakness:

●	ineffective oversight of the Company’s internal control over financial reporting relating to our tax review control for complex transactions; and

●	lack of segregation of duties as the Company only has four (4) employees, three of whom are executive officers.

We are implementing measures designed to improve our internal control over financial reporting to remediate material weaknesses, including the following:

●	We are in the process of enhancing our tax review control related to unusual transactions that we may encounter, but that control has not operated for a sufficient time to determine if the control was effective as of December 31, 2022; and

●	The Company plans to enhance the staffing and competency level within the accounting and finance department.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers and Significant Employees

The following table and text set forth the names and ages of our current directors, executive officers and significant employees as of December 31, 2022. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among any of the directors and executive officers. Our directors have received compensation in the form of cash for their services on the Board.

Name	Age	Position
Yucheng Hu	37	Chairman, President, Chief Executive Officer, and Director
Yunheng (Brad) Zhang(1)	30	Chief Operating Officer and Director
Qin (Carol) Wang	33	Chief Financial Officer, Treasurer and Secretary
Siyuan Zhu (2)(3)	39	Director
Jianan Jiang (2)(4)	37	Director
Qin Yao (2)(5)	40	Director

(1)	Mr. Zhang was appointed Chief Operating Officer and a director on October 1, 2022.

(2)	Independent Director

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

Business Experience

Executives

Mr. Yucheng Hu, Chairman, President and Chief Executive Officer. Mr. Yucheng Hu has been our president and chief executive officer since September 30, 2021, and our director since October 1, 2021. Mr. Hu is the founder of Chengdu Quleduo Technology Co., Ltd., and has served as its Chief Executive Officer since 2011. Mr. Hu is a successful entrepreneur with over 15 years of experience in the internet industry. Mr. Hu established the Xiyou online mobile game platform (www.x52xiyou.com), which is a popular online gaming platform in China. Mr. Hu has also formed various software programming studios, such as the Mengqu studio, and has developed various mini-programs for social media applications such as the “click-and-play” application for instant on-line games access. Mr. Hu brings a wealth of management experience to the Board, including several executive positions within the internet and online gaming industry.

Yunheng (Brad) Zhang, Chief Operating Officer and Director. Mr. Zhang served as the finance manager of the Company from October 2021 to September 2022. Prior to joining the Company, Mr. Zhang was a product manager with Nengfan Technology Co. from 2020 to 2021. Mr. Zhang also served as the financial accountant of Midea Australia, an appliance company, from December 2018 to November 2019. Mr. Zhang received his master’s degree in professional accounting from Monash University in Australia in 2018 and received his bachelor’s degree in product quality engineering from Xinhua University.

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

Non-Employee Directors

Ms. Siyuan Zhu, Director. Ms. Siyuan Zhu has been our director since October 1, 2021. Ms. Zhu is currently a senior finance manager of Asia Region of IAC (Shanghai) Management Co., Ltd. since 2016. From 2013 to 2015, Ms. Zhu has served as a finance manager in IAC (Shanghai) Automotive Component Technology Co., Ltd. Prior to 2013, Ms. Zhu held various positions at KPMG Huazhen for a total of seven years and served as a program manager from 2011 to 2013. Ms. Zhu has served as an independent director of TD Holdings, Inc. (NASDAQ: GLG) from May 2019 to April 2021. Ms. Zhu holds a Bachelor’s degree in Foreign Language and Literature from Shanghai International Studies University. Ms. Zhu is a certified public accountant in China and has served as an independent director on another Nasdaq listed company, which, the Company believes, makes Ms. Zhu qualified to be on the Board.

Mr. Jianan Jiang, Director. Mr. Jianan Jiang has been our director since October 1, 2021. Since February 2019, Mr. Jiang has been serving as the lead data scientist for Stori Card in Washington, DC, which is a fast-growing Fintech company using Artificial Intelligence technology to provide better financial products for the underserved community in Latin America. Prior to that, he worked as data analyst and data science manager for Capital One from October 2014 to January 2019. Mr. Jiang served as co-founder and chief executive office of Schema Fusion LLC from May 2013 to September 2014. Mr. Jiang received his Bachelor’s degree in Civil Engineering from Qingdao Technological University in 2008, and received his Master of Science in Management Science and Engineering from Tongji University in 2011, and received his Master of Science in Engineering and Technology Innovation Management from Carnegie Mellon University in 2013. The Board believes that Mr. Jiang brings a long history of technical experience to the Board which qualifies him to serve on the Board.

Ms. Qin Yao, Director. Ms. Qin Yao has been our director since October 1, 2021. Ms. Yao is currently an information engineer at Tencent Holdings Co., Ltd (stock code: 00700), a company listed on the Hong Kong Stock Exchange, and responsible for the products and market expansion of Tencent’s industrial Internet Sector since 2017. From 2010 to 2017, Ms. Yao served as an electronic information engineer in China United Network Communications Co., Ltd. Ms. Yao has more than 10 years of investment experience in the field of cloud computing, big data, artificial intelligence and technology information services. She also has profound knowledge of financial planning, financial budgeting and financial risk management related to the cloud business. Ms. Yao holds a Bachelor’s degree in Electronic Information Engineering from the University of Electronic Science and Technology in Chengdu in 2004. The Board believes Ms. Yao brings a long history of product and market expansion experience to the Board, which qualifies her to serve on the Board.

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

Family Relationships and Arrangements

There are no family relationships among any of our directors or named executive officers. There are no arrangements or understandings with any other person under which our directors and officers was elected or appointed as a director or named executive officer.

Board Committees and Independence

During the period between January 1, 2022 through December 31, 2022, the board of directors held 4 meetings. During that period, the incumbent directors attended all of the meetings of the Board of Directors and its committees on which he or she served that were held during the period in which he or she was a director. The Company has an Audit Committee, a Compensation Committee and an Executive Committee of the Board of Directors, each of which is discussed below. Our Board of Directors has determined that all committee members are independent under applicable NYSE and SEC rules for committee memberships.

Board Independence. A majority of the Board of Directors of the Company, consisting of Ms. Zhu, Mr. Jiang and Ms. Yao, are independent directors, as defined in Section 803A of the NYSE American Company Guide. In addition, each of Ms. Zhu, Mr. Jiang and Ms. Yao are members of the Board’s audit, compensation and nominating and governance committees.

Audit Committee. The Audit Committee operates under a charter adopted and approved by the board of directors, which is available on the Company’s website at https://file.mtmtgroup.com/uploads/files/468db0660db4a73f43ede24115b704e2.pdf. The Audit Committee meets with the Company’s management and its independent registered public accounting firm to review internal financial information, audit plans and results, and financial reporting procedures. The current Audit Committee consists of Siyuan Zhu (Chair), Qin Yao, and Jianan Jiang. The board of directors has determined that Siyuan Zhu, Qin Yao and Jianan Jiang are independent within the meaning of Sections 803A and 803B(2) of the NYSE American Company Guide, and that Ms. Zhu is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee held 4 meetings during the fiscal year ended December 31, 2022.

Compensation Committee. The Compensation Committee assists the board of directors in discharging its responsibilities relating to compensation of the Company’s directors and officers and complying with disclosure requirements regarding such compensation, if and when required and in accordance with applicable SEC and stock exchange rules and regulations. The Compensation Committee operates under a charter adopted and approved by the board of directors, which is available on the Company’s website at https://file.mtmtgroup.com/uploads/files/f09b1d6dab27ee8822047a3ff459de31.pdf. The current Compensation Committee consists of Jianan Jiang (Chair), Siyuan Zhu, and Qin Yao. The board of directors has determined that Siyuan Zhu, Jianan Jiang, and Qin Yao are independent within the meaning of Section 803A and 805(c) of the NYSE American Company Guide and Rule 10C-1(b)(1) under the Securities Exchange Act of 1934, and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee held 2 meetings during the fiscal year ended December 31, 2022.

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

Although the Company’s board of directors does not have a formal policy with respect to board of directors diversity, it strives to constitute the board of directors with directors who bring to our Company a variety of perspectives, cultural sensitivity, life experiences, skills, expertise, and sound business understanding and judgment derived from a broad range of business, professional, community involvement, and finance experiences, as well as directors who have skills and experience that are relevant and helpful to the Company’s industry and operations and who have the desire and capacity to actively serve.

Executive Committee. The Executive Committee has the authority to acquire, dispose of and finance investments for the Company and execute contracts and agreements, including those related to the borrowing of money by the Company, and generally exercises all other powers of the board of directors except for those which require action by all of the directors or the independent directors under the Certificate of Incorporation or the Bylaws of the Company, or under applicable law or stock exchange requirements. The current Executive Committee consists of only two (2) directors, Yucheng Hu and Yunheng (Brad) Zhang, The Executive Committee did not meet during the fiscal year ended December 31, 2022.

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

Delinquent Section 16 Filings.

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes the Company’s officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them in the fiscal year ended December 31, 2022.

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

Item 11. Executive Compensation.

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the year ended December 31, 2022 for services provided to the Company and its subsidiary.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Yucheng Hu,	2022	48,000	-	-	48,000
Chairman, President and Chief Executive Officer(1)	2021	48,000	-	-	48,000
Florence Ng,	2022	130,625	-	-	130,625
Former Chief Operating Officer(2)	2021	60,000	-	-	60,000
Qin (Carol) Wang,	2022	120,000	-	-	120,000
Chief Financial Officer, Treasurer and Secretary(3)	2021	30,000	-	-	30,000

(1)	Mr. Hu was appointed as President and Chief Executive Officer on September 30, 2021.

(2)	Ms. Ng resigned as Chief Operating Officer on September 30, 2022.

(3)	Ms. Wang was appointed as Chief Financial Officer, Treasurer and Secretary on September 30, 2021.

Narrative Disclosure to Summary Compensation Table

The compensation paid to our named executive officers consists solely of base salary plus cash bonus payments, if any. No named executive officer of the Company receives equity compensation.

Named Executive Officer Employment Agreements

Yucheng Hu. In connection with Mr. Hu’s appointment as Chairman, President and Chief Executive Officer, and as an executive director of the Company, Mr. Hu entered into the Company’s standard form of employment agreement, effective as of October 1, 2021, and amended on December 16, 2021. In addition, Mr. Hu shall be eligible to receive an annual target cash bonus and equity-based incentive compensation, as determined by the board of directors and the Compensation Committee of the board of directors, employee benefits as may be determined by the Company in its sole discretion, and reimbursement of expenses in the course and scope of authorized Company business. On October 25, 2022, the Board approved the increase to Mr. Hu’s annual base salary from $1.00 to $192,000, effective as of October 16, 2022. Mr. Hu’s employment is at-will and may be terminated at any time for any reason.

Yunheng (Brad) Zhang. In connection with Mr. Zhang’s appointment as Chief Operating Officer, and as an executive director of the Company, Mr. Zhang entered into the Company’s standard form of employment agreement, dated October 25, 2022, for a term of three (3) years, which provides for an annual base salary of $150,000, effective as of October 16, 2022. In addition, Mr. Zhang shall be eligible to receive an annual target cash bonus and equity-based incentive compensation, as determined by the board of directors and the Compensation Committee of the board of directors, employee benefits as may be determined by the Company in its sole discretion, and reimbursement of expenses in the course and scope of authorized Company business.

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

Florence Ng. In connection with Ms. Ng’s appointment as General Counsel and Vice President of Operations, and as an executive director of the Company, Ms. Ng entered into an employment agreement, effective as of October 1, 2021, for a term of three (3) years, which provided for an annual salary of $165,000 and a one-time signing fee of $18,750, plus reimbursement of expenses. Ms. Ng was covered under an insurance policy that the Company maintained providing directors’ and officers’ liability insurance. In addition, Ms. Ng was also eligible for participation in any health insurance coverage plan that existed. On November 1, 2021, Ms. Ng entered into an Amendment to Employment Agreement, to change Ms. Ng’s title from “General Counsel and Vice President of Operations” to “Vice President of Operations and Business Development” as a result of Ms. Ng’s relocation to the Company’s headquarters in Palo Alto, California from Hong Kong at the request of the Company to head the Company’s operations and business development. On March 25, 2022, the Company amended the existing employment agreement with Ms. Ng to reflect her new appointment as Chief Operating Officer. Ms. Ng did not receive additional compensation for serving as the Company’s Chief Operating Officer and the remaining material terms of Ms. Ng’s original employment agreement were unchanged. On September 16, 2022, the Board received the resignation of Ms. Ng as Chief Operating Officer and director, effective as of September 30, 2022, in connection with a termination agreement dated September 16, 2022 entered into by the Company with Ms. Ng pursuant to which the Company and Ms. Ng mutually agreed to terminate Ms. Ng’s employment agreement.

Outstanding Equity Awards at Fiscal Year-End

On December 29, 2021, our shareholders approved our 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 1,100,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. No awards were granted under the 2021 Plan during fiscal year ended December 31, 2022.

As of December 31, 2022, there are no outstanding options, stock appreciation rights or long-term incentive awards outstanding.

Director Compensation

Director Compensation Table

Below is summary of compensation accrued or paid to our non-executive directors during fiscal year ended December 31, 2022. Mr. Hu, our chairman, chief executive officer and president, Ms. Ng., our former Chief Operating Officer, and Mr. Zhang, our current chief operating officer, received no compensation for their service as directors and are not included in the table. The compensation Mr. Hu, Ms. Ng and Mr. Zhang received as an employee of the Company is included in the section titled “Executive Compensation.”

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation ($)	Total ($)

Siyuan Zhu(1)	2022	18,000	-	-	-	18,000
	2021	4,500	-	-	-	4,500

Jianan Jiang(1)	2022	18,000	-	-	-	18,000
	2021	4,500	-	-	-	4,500

Qin Yao (1)	2022	18,000	-	-	-	18,000
	2021	4,500	-	-	-	4,500

(1)	Appointed on October 1, 2021.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of March 15, 2023 by: (i) each person or entity that is known to the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company’s Common Stock; (ii) each director of the Company; (iii) each named executive officer; and (iv) all directors and named executive officers of the Company as a group.

Name(1)	No. of Shares(2)	Percentage of Common Stock(3)
Officers and Directors
Yucheng Hu, Director, Chairman, President and Chief Executive Officer	5,593,700	17.72%

Yunheng (Brad) Zang, Director and Chief Operating Officer	0	*
Qin (Carol) Wang, Chief Financial Officer, Company Secretary and Treasurer	0	*
Jianan Jiang, Director	0	*
Siyuan Zhu, Director	0	*
Qin Yao, Director	0	*
All directors and executive officers as a group (6 persons)	5,593,700	17.72%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Mega Matrix Corp., 3000 El Camino Real, Bldg. 4, Suite 200, Palo Alto, California 94306.

(2)	Except as indicated in the footnotes to this table, the stockholders named in the table are known to the Company to have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership within sixty (60) days after March 15, 2023.

(3)	For purposes of calculating percentages, 31,564,054 shares, consisting of all of the outstanding shares of Common Stock (excluding Company treasury stock) outstanding as of March 15, 2023.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

The Company did not enter into any related party transaction required to be disclosed under Item 404 of Regulation S-K.

Director Independence

A majority of our Board of Directors are independent directors, see the discussion above under the section “Item 10. Directors, Executive Officers and Corporate Governance–Director Independence.”

Item 14.  Principal Accountant Fees and Services.

For the years ended December 31, 2022 and 2021, the Company’s independent registered public accounting firm was Audit Alliance LLP (“AA”).

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our independent registered public accounting firms, for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Audit fees(1)	$220,800	$267,000
Audit related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$220,800	$267,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” No such fees were incurred during the fiscal years ended December 31, 2022 and 2021.

(3)

Our independent registered public accounting firms did not provide us with tax compliance, tax advice or tax planning services. No such fees were incurred during the fiscal years ended December 31, 2022 or 2021.

(4)	All other fees include fees billed by our independent registered public accounting firms for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended December 31, 2022 or 2021.

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

PART IV

Item 15.  Exhibits, Financial Statements Schedules.

(a) The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements

The following financial statements of the Company, and the Reports of Independent Registered Public Accounting Firms, are included at the end of this report beginning on page F-1:

(2) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) Exhibits:

The following exhibits are filed as part of this report:

Exhibit No.	Description
2.1	Joint Chapter 11 Plan of Reorganization of AeroCentury Corp. and Its Debtor Affiliates. (Incorporated by reference to Exhibit A of the Order of the Bankruptcy Court, as incorporated herein by reference to Exhibit 2.1 to the registrant’s Report on Form 8-K filed with the SEC on August 31, 2021).
2.2	Agreement and Plan of Merger by and between Mega Matrix Corp. and MarsProtocol Inc., dated December 7, 2022 (Incorporated by reference to Exhibit 2.1 to the registrant’s Report on Form 8-K filed with the SEC on December 7, 2022).
3.1.1	Second Amended and Restated Certificate of Incorporation of AeroCentury Corp (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
3.1.2	Certificate of Amendment to the Certificate of Incorporation of AeroCentury Corp. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on December 29, 2021).
3.1.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AeroCentury Corp. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on March 25, 2022)
3.2	Third Amended and Restated Bylaws of AeroCentury Corp (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Report on Form 8-K filed with the SEC on March 25, 2022).
4(vi)	Description of Securities (Incorporated by reference to Exhibit 4(vi) to the registrant’s Report on Form 10-K filed with the SEC on March 30, 2022).
10.1§	Plan Sponsor Agreement, dated as of August 16, 2021, by and among AeroCentury Corp., JetFleet Holding Corp., and JetFleet Management Corp. and Yucheng Hu, Hao Yang, Jing Li, Yeh Cheng, Yu Wang, TongTong Ma, Qiang Zhang, Yanhua Li, and Yiyi Huang. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.2§	Securities Purchase Agreement, dated as of September 30, 2021, by and among AeroCentury Corp, the Plan Sponsor, and Yucheng Hu, in the capacity as the representative for the Plan Sponsor. (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.3§	Series A Preferred Stock Purchase Agreement, dated as of September 30, 2021, by and between JetFleet Holding Corp. and AeroCentury Corp. (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.4	Form of Independent Director Agreement (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.5+	Form of Employment Agreement (Incorporated herein by reference to Exhibit 10.5 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.6+	Employment Agreement by and between AeroCentury Corp and Florence Ng, dated as of October 1, 2021 (Incorporated herein by reference to Exhibit 10.6 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.7†	Alspace Metaverse Project Entrusted Development Agreement between Feng Yue Technology Limited and AeroCentury Corp., dated as of October 1, 2021 (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Report on Form 10-K filed with the SEC on March 30, 2022).

10.8+	Amendment to Employment Agreement by and between AeroCentury Corp. and Florence Ng, dated as of November 1, 2021 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on November 4, 2021).
10.9+	Amendment to Employment Agreement by and between AeroCentury Corp and Yucheng Hu, dated as of December 16, 2021 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on December 17, 2021).
10.10	2021 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on January 3, 2022).
10.11+	Second Amendment to Employment Agreement by and between AeroCentury Corp. and Florence Ng, dated as of March 25, 2022 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on March 25, 2022).
10.15+	Termination Agreement by and between Mega Matrix Corp. and Florence Ng, dated September 16, 2022 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on September 21, 2022).
10.16	Consulting Agreement by and between Mega Matrix Corp. and Florence Ng, dated September 16, 2022 (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Report on Form 8-K filed with the SEC on September 21, 2022).
10.17	Consulting Agreement by and between Mega Matrix Corp. and FNC Advisory Limited, dated September 16, 2022 (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Report on Form 8-K filed with the SEC on September 21, 2022).
10.18	Form of Securities Purchase Agreement, dated September 29, 2022 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on September 30, 2022).
10.19	Form of Securities Purchase Agreement, dated December 23, 2022 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on December 27, 2022).
10.20	Shareholders Agreement dated March 1, 2023 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on March 7, 2023).
21.1	Subsidiaries of Mega Matrix Corp.
23.1	Consent of Audit Alliance LLP, Independent Registered Public Accounting Firm
31.1	Certification of Yucheng Hu, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Qin (Carol) Wang, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Yucheng Hu, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Qin (Carol) Wang, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certificates are furnished to, but shall not be deemed to be filed with, the SEC.

§	Schedules and other similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. The signatory hereby undertakes to furnish supplemental copies of any of the omitted schedules and attachments upon request by the SEC.

+	Management contract or compensatory plan or arrangement.

†	In accordance with Item 601 of Regulation S-K, certain portions of this exhibit will be omitted because they are not material and would likely cause competitive harm to the registrant if disclosed. The registrant agrees to provide an unredacted copy of the exhibit on a supplemental basis to the SEC or its staff upon request.

Item 16.  Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mega Matrix Corp.

Dated: March 31, 2023	By:	/s/ Yucheng Hu
Yucheng Hu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Yucheng Hu	Chairman of the Board, Chief Executive Officer and President	March 31, 2023
Yucheng Hu	(Principal Executive Officer)

/s/ Qin (Carol) Wang	Chief Financial Officer	March 31, 2023
Qin (Carol) Wang	(Principal Financial and Accounting Officer)

/s/ Yunheng (Brad) Zhang	Director and Chief Operating Officer	March 31, 2023

/s/ Jianan Jiang	Director	March 31, 2023
Jianan Jiang

/s/ Qin Yao	Director	March 31, 2023
Qin Yao

/s/ Siyuan Zhu	Director	March 31, 2023
Siyuan Zhu

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors of Mega Matrix Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mega Matrix Corp. and subsidiaries (the “Company”) as of December 31, 2022 and 2021 (Successor Company) and September 30, 2021 (Predecessor Company), and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, for the three months ended December 31, 2021 (Successor Company), for the nine months ended September 30, 2021 (Predecessor Company), and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2022, 2021 (Successor Company) and September 30, 2021 (Predecessor Company), and the results of its operations and its cash flows for the year ended December 31, 2022, for the three months ended December 31, 2021 (Successor Company), and for the nine months ended September 30, 2021 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets

As described in Note 2 and Note 8 to the financial statements, the Company recorded its Mano game software and alSpace platform as intangible asset, with a carrying amount of $0.9 million The Company made a full impairment against the carrying amount after deciding to discontinue the Mano game and alSpace platform on November 4, 2022 due to regulatory challenges. The Company reviews long-lived asset for impairment when events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. The recoverability of an asset that is held and used is tested by initially comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by that asset. If it is determined that an asset is not recoverable, an impairment loss is recognized in the amount by which the asset’s carrying value exceeds its fair value.

The determination of whether an impairment indicator has occurred involves the evaluation of subjective factors by management to assess what constitutes an event or change in circumstance that indicates a software technology should be tested for recoverability, and therefore auditing the valuation of intangible assets involved especially subjective judgment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s long-lived assets impairment assessment for a held and used asset for which management identified impairment indicators, including controls over (1) testing the effectiveness of controls over the development of principal assumptions used in the undiscounted cash flow model, and the determination of the recoverable amount of the software, (2) evaluating the appropriateness of the undiscounted cash flow model, and the reasonableness of the principal assumptions used by management and (3) testing the completeness and accuracy of the underlying data used in the model.

Goodwill Impairment

As disclosed in Note 4 to the financial statements, due to the underperformance of its aircraft leasing business, the Company recognized a goodwill impairment charge of $4.69 million relating to one reporting unit, JetFleet Management Corp. (“JMC”, formerly as JetFleet Holding Corp.) during the year ended December 31, 2022. The Company's evaluation of goodwill for impairment involves the comparison of the fair value of reporting unit to its carrying value. The Company determines the fair value of its reporting unit primarily using the income approach (including discounted cash flows). With respect to the income approach, management makes significant estimates and assumptions related to forecasts of future performance, including revenues, cost of revenue, and operating expenses and risk-adjusted discount rates.

The principal considerations for our determination that performing procedures relating to the impairment assessment on goodwill relating to reporting unit under JMC is a critical audit matter are the significant judgments and estimates made by management when determining the fair values of this reporting unit, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment on goodwill relating to reporting unit under JMC, including controls relating to fair value determination of this reporting unit. These procedures also included, among others, testing the fair values of this reporting unit as determined by management, which included (1) evaluating the effectiveness of controls relating to management’s impairment assessment on goodwill relating to reporting unit and fair value determination of reporting unit; and (2) evaluating management’s process for developing the fair value of the reporting unit, which included (a) the appropriateness of the valuation methods; (b) the completeness, mathematical accuracy and relevance of the key underlying data adopted in the valuation; and (c) the reasonableness of the significant assumptions.

/s/ Audit Alliance LLP

Singapore, March 31, 2023

We have served as the Company’s auditor since 2021.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

CONSOLIDATED BALANCE SHEETS

(Rounded to the Nearest Hundred US Dollar, except for share and per share data, unless otherwise stated)

	Successor	Successor	Predecessor
	December 31,	December 31,	September 29,
	2022	2021	2021
ASSETS
Current Assets:
Cash and cash equivalents	$7,263,600	$7,380,700	$10,527,200
Stable coins	3,062,100	-	-
Digital assets	369,200	-	-
Finance leases receivable, net	-	-	450,000
Taxes receivable	1,095,600	1,235,200	1,234,500
Prepaid expenses and other assets	761,300	645,100	1,884,400
Assets held for sale	-	-	31,149,300
Total current assets	12,551,800	9,261,000	45,245,400

Non-current Assets:
Goodwill	-	4,688,600	-
Deposit for intangible assets	-	1,000,000	-
Total non-current assets	-	5,688,600	-
Total assets	$12,551,800	$14,949,600	$45,245,400

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$254,700	$2,961,300	$1,513,700
Accrued payroll	132,700	161,300	232,100
Income taxes payable	18,500	13,700	19,600
Deferred tax liabilities	-	-	114,500
Subscription fee advanced from the shareholders	5,184,000	-	-
Subscription fee advanced from the Plan Sponsor	-	-	10,953,100
Liabilities subject to compromise	-	-	42,029,100
Total liabilities	5,589,900	3,136,300	54,862,100

Commitments and contingencies (Note 16)

Equity (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 40,000,000, 40,000,000 and 13,000,000 shares authorized, 26,484,055, 22,084,055 and 7,729,420 shares outstanding at December 31, 2022, December 31, 2021 and September 29, 2021, respectively	26,500	22,100	7,700
Paid-in capital*	21,372,100	16,982,700	16,811,900
Accumulated deficit	(13,420,400)	(4,954,400)	(23,399,000)
	7,978,200	12,050,400	(6,579,400)
Treasury stock at cost, 0, 0 and 213,332 shares at December 31, 2022, December 31, 2021, and September 29, 2021	-	-	(3,037,300)
Total Mega Matrix Corp. (formerly “AeroCentury Corp.”) stockholders’ equity (deficit)	7,978,200	12,050,400	(9,616,700)
Non-controlling interests	(1,016,300)	(237,100)	-
Total Equity (Deficit)	6,961,900	11,813,300	(9,616,700)
Total liabilities and equity (deficit)	$12,551,800	$14,949,600	$45,245,400

*	Retrospectively restated to give effect to five for one forward stock split effective December 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Rounded to the Nearest Hundred US Dollar, except for share and per share data, unless otherwise stated)

	Successor	Successor	Predecessor
	Year ended December 31, 2022	September 30, 2021 through December 31, 2021	Period from January 1, 2021 through September 29, 2021
Revenues and other income:
Operating lease revenue	$120,000	$540,000	$5,753,900
Gamefi revenue	326,800	-	-
Revenue from solo staking	1,800	-	-
Net loss on disposal of assets	-	-	(194,900)
Other income	1,478,800	900	2,700
	1,927,400	540,900	5,561,700
Cost of revenues	(782,600)	-	-
Gross (loss) profit	1,144,800	540,900	5,561,700

Expenses:
Impairment of digital assets	78,900	-	-
Impairment of intangible assets	888,900	-	-
Impairment in value of aircraft	-	-	4,204,400
Interest	120,000	540,000	1,966,700
Professional fees, general and administrative and other	2,179,200	3,204,600	3,708,500
IT expenses	431,000	-	-
Depreciation	-	-	1,176,100
(Reversal) provision of bad debt expense	(300,000)	300,000	1,147,000
Salaries and employee benefits	2,027,500	713,600	1,441,900
Insurance	371,800	86,200	661,600
PPP Loan forgiveness	-	-	(279,200)
Maintenance	-	-	224,100
Other taxes	6,000	-	76,700
Total operating expenses	5,803,300	4,844,400	14,327,800

Loss from operations	(4,658,500)	(4,303,500)	(8,766,100)

Impairment of goodwill	(4,688,600)	-	-
Reorganization gains, net	-	-	27,738,300
(Loss) Income before income tax provision/(benefit)	(9,347,100)	(4,303,500)	18,972,200
Income tax benefits (provision)	48,900	111,800	(129,800)
Net (loss) income	$(9,298,200)	$(4,191,700)	$18,842,400
Less: Net loss attributable to non-controlling interests	(832,200)	(237,100)	-
Net (loss) income attributable to Mega Matrix Corp. (formerly “AeroCentury Corp.”)’s shareholders	$(8,466,000)	$(3,954,600)	$18,842,400
(Loss) earnings per share:
Basic*	$(0.37)	$(0.18)	$2.44
Diluted*	$(0.37)	$(0.18)	$2.44

Weighted average shares used in (loss) earnings per share computations:
Basic*	22,988,165	22,084,055	7,729,420
Diluted*	22,988,165	22,084,055	7,729,420

Net (loss) income	$(9,298,200)	$(4,191,700)	$18,842,400
Other comprehensive income (loss):
Reclassification of net unrealized losses on derivative instruments to interest expense	-	-	2,600
Tax expense related to items of other comprehensive loss	-	-	(600)
Other comprehensive income	-	-	2,000
Total comprehensive (loss) income	(9,298,200)	(4,191,700)	18,844,400
Less: comprehensive loss attributable to non-controlling interests	(832,200)	(237,100)	-
Total comprehensive (loss) income attributable to Mega Matrix Corp. (formerly “AeroCentury Corp.”)’s shareholders	$(8,466,000)	$(3,954,600)	$18,844,400

*	Retrospectively restated to give effect to five for one forward stock split effective December 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

	Mega Matrix Corp. (formerly “AeroCentury Corp.”) Stockholder’s Equity
	Common Stock			Retained		Accumulated Other	Non-
	Number of Stocks*	Amount*	Paid-in Capital*	Earnings/ (Deficit)	Treasury Stock	Comprehensive Loss	Controlling Interests	Total
Balance, December 31, 2020	7,729,420	$7,700	$16,776,900	$(31,361,600)	$(3,037,300)	$(2,000)	$-	$(17,616,300)
Net income	-	-	-	7,962,600	-	-	-	7,962,600
Accumulated other comprehensive income	-	-	-	-	-	2,000	-	2,000
Contribution into JetFleet Holding Corp. (“JHC”)	-	-	35,000	-	-	-	-	35,000
Balance, September 29, 2021 (Predecessor)	7,729,420	7,700	16,811,900	(23,399,000)	(3,037,300)	-	-	(9,616,700)

Net income	-	-	-	10,879,800	-	-	-	10,879,800
Cancellation of predecessor equity	-	-	(10,867,900)	12,519,200	3,037,300	-	-	4,668,600
Balance, September 29, 2021 (Predecessor)	7,729,420	7,700	5,944,000	-	-	-	-	5,951,700
Issuance of common stocks to the Plan Sponsor	14,354,635	14,400	11,038,700	-	-	-	-	11,053,100
Declaration and payment of dividends	-	-	-	(999,800)	-	-	-	(999,800)
Net loss	-	-	-	(3,954,600)	-	-	(237,100)	(4,191,700)
Balance, December 31, 2021 (Successor)	22,084,055	22,100	16,982,700	(4,954,400)	-	-	(237,100)	11,813,300
Issuance of common stocks pursuant to private placement	4,400,000	4,400	4,395,600	-	-	-	-	4,400,000
Share-based compensation	-	-	-	-	-	-	53,000	53,000
Acquisition of a subsidiary under common control	-	-	(6,200)	-	-	-	-	(6,200)
Net loss	-	-	-	(8,466,000)	-	-	(832,200)	(9,298,200)
Balance, December 31, 2022 (Successor)	26,484,055	$26,500	$21,372,100	$(13,420,400)	$-	$-	$(1,016,300)	$6,961,900

*	Retrospectively restated to give effect to five for one forward stock split effective December 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Rounded to the Nearest Hundred US Dollar, unless otherwise stated)

	Successor	Successor	Predecessor
	Year Ended December 31, 2022	September 30, 2021 through December 31, 2021	Period from January 1, 2021 through September 29, 2021
Operating activities:
Net (loss) income	$(9,298,200)	$(4,191,700)	$18,842,400
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net loss on disposal of assets	-	-	194,900
Depreciation and amortization	111,100	-	1,176,100
Impairment of intangible assets	888,900	-	-
Impairment of digital assets	78,900	-	-
Impairment of goodwill	4,688,600	-	-
Share-based compensation	53,000	-	-
Gain of digital assets from Gamefi revenue	(328,600)	-	-
Gain from reversal of accounts and other payables	(1,478,800)	-	-
Provision for impairment in value of aircraft	-	-	4,204,400
Provision for bad debts	-	300,000	1,147,000
Non-cash interest	-	-	2,669,600
Deferred income taxes	-	(114,500)	1,265,400
PPP loans forgiveness	-	-	(279,200)
Reorganization gains	-	-	(27,738,300)
Derivative valuations	-	-	2,600
Changes in operating assets and liabilities:
Stablecoins	730,900	-	-
Accounts receivable	-	-	(1,570,500)
Finance leases receivable	-	150,000	-
Office lease right of use	-	-	142,400
Prepaid expenses and other current assets	(116,200)	1,239,300	(287,000)
Taxes receivable	139,600	(700)	(1,169,300)
Accounts payable and accrued expenses	(1,301,000)	1,547,600	275,000
Accrued payroll	(28,600)	(70,800)	42,000
Accrued interest on notes payable	-	-	2,600
Derivative liability	-	-	(106,700)
Swap termination liability	-	-	33,200
Office lease liability	-	-	(172,000)
Maintenance reserves and accrued costs	-	-	60,600
Income taxes payable	4,800	(5,900)	(39,600)
Net cash used in operating activities	(5,855,600)	(1,146,700)	(1,304,400)

Investing activities:
Prepayments for intangible assets	-	(1,000,000)	-
Purchases of digital assets	(46,300)	-	-
Proceeds paid to acquire a subsidiary under common control	(10,000)	-	-
Acquisition of net assets of a subsidiary	3,800	-	-
Proceeds from sale of assets held for sale, net of re-sale fees	-	-	12,046,100
Net cash (used in) provided by investing activities	(52,500)	(1,000,000)	12,046,100

Financing activities:
Payments of dividends	-	(999,800)	-
Subscription fee advanced from investors	3,441,000	-	-
Proceeds from private placements	2,350,000	-	-
Subscription fee advanced from the Plan Sponsor	-	-	10,953,100
Capital contribution into JHC	-	-	35,000
Repayment of notes payable – MUFG Credit Facility	-	-	(11,011,700)
Repayment of notes payable – Drake debt	-	-	(4,753,500)
Repayment of notes payable – Nord Term Loans	-	-	(703,100)
Issuance of notes payable – PPP Loan	-	-	170,000
Debt issuance costs	-	-	(5,200)
Net cash provided by (used in) financing activities	5,791,000	(999,800)	(5,315,400)
Net (decrease) increase in cash and cash equivalents	(117,100)	(3,146,500)	5,426,300
Cash, cash equivalents, beginning of period/year	7,380,700	10,527,200	5,100,900
Cash, cash equivalents, end of period/year	$7,263,600	$7,380,700	$10,527,200
Supplemental Cash Flow Information

Payment of interest expenses	$120,000	$-	$186,500
Payment of income tax expenses	$-	$8,600	$4,000

Non-cash Investing and Financing activities
Subscription fee advanced from investors in the form of USDC	$1,743,000	$-	$-
Proceeds from private placements in the form of USDC	$2,050,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Mega Matrix Corp. (the “Company”, formerly “AeroCentury Corp.” and “ACY”) is a Delaware corporation incorporated in 1997. Through the Company’s emergence from bankruptcy on September 30, 2021, and new investors and management, the Company became a holding company located in Palo Alto, California, with two subsidiaries: Mega Metaverse Corp., a California corporation (“Mega”) and JetFleet Holdings Corp., a California corporation (“JHC”). On January 1, 2022, JetFleet Management Corp. (“JMC”), a wholly-owned subsidiary of JHC, was merged with and into JHC, with JHC being the surviving entity. As part of the merger, JHC changed its name to JetFleet Management Corp. On March 25, 2022, the Company changed its name from “AeroCentury Corp” to “Mega Matrix Corp.” (“Name Change”) to better reflect its expansion into Metaverse and GameFi business. In connection with the Name Change, the Company changed its ticker symbol from “ACY” to “MTMT” on the NYSE American, effective on March 28, 2022. All references to the “Company,” or “AeroCentury” refers to AeroCentury Corp. together with its consolidated subsidiaries prior to March 25, 2022 and renamed “Mega Matrix Corp.” commencing on March 25, 2022. Effective on February 6, 2023, the Company changed its ticker symbol from “MTMT” to “MPU” on the NYSE American.

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

On August 31, 2022, we acquired all of the equity interest in Saving Digital Pte, Ltd., a Singapore corporation (“SDP”) with no operations and approximately $3,800 in cash, from our chairman Yucheng Hu for a nominal consideration of $10,000. We intend to use SDP to explore other crypto related business in Singapore. On September 19, 2022, through SDP, we purchased 37 Ether (ETH) for the purpose of exploring Ethereum staking opportunities following the transition by Ethereum on September 15, 2022 from proof-of-work (PoW) to a proof-of-stake (PoS) consensus mechanism referred to as the “Merge.” Prior to the Merge, Ethereum utilized a PoW validation method for digital asset transactions. Following the Merge, Ethereum shifted to a PoS validation system where validators stake their ETH into a smart contract on Ethereum to serve as collateral that can be destroyed if the validator behaves dishonestly or lazily. The validator (selected randomly) is then responsible for processing the blockchain transactions, storing data and adding new blocks to the blockchain. Validators receives a transaction fee on their staked coins in ETH as a reward for their active participation in the network. To become a validator on Ethereum, a participant must stake 32 ETH.  Till quarter ending December 31, 2022, SDP explored  Solo-Staking by staking 160 ETH to become five (5) validators to Ethereum to earn ETH rewards and yield. Solo-Staking enables SDP to utilize its ETH treasury to stake on the Ethereum beacon chain and to earn ETH-denominated rewards directly from the Ethereum protocol.

In addition, on March 3, 2023, in connection with a newly formed joint venture, SDP and Bit Digital Singapore Pte. Ltd. (“Bit Digital”), entered into a shareholders’ agreement (the “Shareholders Agreement”) with Marsprotocol Technologies Pte. Ltd. (the “JV Company”), to provide proof-of-stake technology tools for digital assets through the staking platform “MarsProtocol”, an institutional grade non-custodial staking technology (the “Joint Venture”). Through MarsProtocol, the Joint Venture will seek to provide non-custodial staking tools whereby users’ private keys are not stored in its database to ensure the safety of its users’ digital assets. Currently the services will not be available to U.S. residents. Pursuant to the Shareholders Agreement, SDP will own 60% and Bit Digital will own 40% of the JV Company.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

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

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

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

Non-controlling interests

Non-controlling interests represent the equity interests of JMC that are not attributable, either directly or indirectly, to the Company. As of December 31, 2022 and 2021, non-controlling equity holders held 45.81% and 24.17% equity interest in JMC, respectively.

Going concern

On September 30, 2021, the Company emerged from bankruptcy with a restructured balance sheet. Since its emergence through December 31, 2022, the Company incurred recurring net losses. For the year ended December 31, 2022, the Company reported net losses of $9.3 million and cash outflows from operating activities of $5.9 million. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s liquidity is based on its ability to generate cash from operating activities and obtain financing from investors to fund its general operations and capital expansion needs. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtain financing from outside sources.

As of December 31, 2022, the Company had working capital of $7.0 million, among which the Company held cash of $7.3 million, stable coins of $3.1 million and digital assets of 0.4 million, which were highly liquid and easily convertible into cash over the market. On the other hand, the Company had current liabilities of $5.6 million, which comprised of a non-cash item of $5.2 million, representing advance of subscription fees from investors. The advance was classified to equity upon closing of private placements in January and February 2023. Given the financial condition of the Company and its operating performance, and the advance of subscription receivable mentioned above, the Company assesses current working capital is sufficient to meet its obligations for the next 12 months from the issuance date of this report. Accordingly, management continues to prepare the Company’s consolidated financial statements on going concern basis.

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

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

Stable coins

Stable coins, primarily consisting of USD Coin (“USDC”) and Tether USD (“USDT”), are accounted for as financial instruments; one USDC or USDT can be redeemed for one U.S. dollar on demand from the issuer.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Digital assets

Digital assets (including Ethereum (ETH)) are included in current assets in the accompanying consolidated balance sheets. Digital assets purchased are recorded at cost and digital assets awarded to the Company through its GameFi and Solo-Staking business are accounted for in connection with the Company’s revenue recognition policy disclosed below.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Digital assets are measured on a first-in-first-out (“FIFO”) basis and measured for impairment whenever indicators of impairment are identified based on the intraday low quoted price of digital assets. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the digital assets. Subsequent reversal of impairment losses is not permitted. Digital assets are classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its digital assets to support operations when needed. Impairment of $78,900 and $nil of digital assets was recognized for the years ended December 31, 2022 and 2021, respectively.

Purchases of digital assets by the Company, if any, will be included within investing activities in the accompanying consolidated statements of cash flows, while digital assets awarded to the Company through its GameFi and Solo-staking business are included within operating activities on the accompanying consolidated statements of cash flows. The sales of digital assets are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in “realized gain (loss) on exchange of digital assets” in the consolidated statements of operations and comprehensive loss. The Company accounts for its gains or losses in accordance with the first-in first-out method of accounting. As of December 31, 2022, the Company did not sell its digital assets for cash.

ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. The Company determines CoinMarketCap as its principal market, as it is one of the earliest and the most trusted sources by users, institutions, and media for comparing thousands of crypto assets and selected by the U.S. government.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

The Company recorded impairment losses of $0.9 million in 2022, as a result of the Company’s determination that the carrying value for intangible assets were not recoverable.

The Company recorded impairment losses totaling $4.2 million in 2021, as a result of the Company’s determination that the carrying values for certain aircraft were not recoverable. The 2021 impairment losses consisted of $4.2 million for five of its aircraft that were written down to their sales prices, less cost of sale.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue from Solo-Staking business

The Company generates revenue through staking rewards.

The Company has entered into network-based smart contracts by running its own digital assets validating nodes. Through these contracts, the Company provides Ethereum (“ETH”) to stake on a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and typically last a few weeks to months after it is canceled by the operator and requires that the ETH staked remain locked up during the duration of the smart contract. In exchange for staking the ETH and validating transactions on blockchain networks, the Company is entitled to all of the fixed ETH award for running the Company’s own node, for successfully validating or adding a block to the blockchain.

The provision of validating blockchain transactions is an output of the Company’s ordinary activities. Each separate block creation or validation under a smart contract with a network represents a performance obligation. The transaction consideration the Company receives - the ETH awards - is a non-cash consideration, which the Company measures at fair value on the date received. The fair value of the ETH award received is determined using the quoted price of the related cryptocurrency at the time of receipt. The satisfaction of the performance obligation for transaction verification services occurs at a point in time when confirmation is received from the network indicating that the validation is complete, and the awards are available for transfer. At that point, revenue is recognized.

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

The revenue is in the form of BNB, which is a cryptocurrency that is primarily used in payment of paying transactions and trading fees through BSC. BNB is convertible to cash or other digital assets. The BNB is collected just in time in the accounts of MetaMask Wallet of the Company. As of December 31, 2022, the Company had no accounts receivable due from players.

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

The Company had an allowance for doubtful accounts of $nil and $300,000 as at December 31, 2022 and 2021, respectively.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Taxes

As part of the process of preparing the Company’s consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing both permanent and temporary differences resulting from differing treatment of items for tax and US GAAP purposes. The temporary differences result in deferred tax assets and liabilities, which are included in the balance sheet. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s three-year book cumulative loss through December 31, 2022, the financial forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

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

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

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

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

3.	EMERGENCE FROM THE CHAPTER 11 CASES (CONTINUED)

d)	Distribution of Trust Interest in JHC Series B to Legacy ACY Shareholders. A trust (“Legacy Trust”) was established for the benefit of the Legacy ACY Shareholders, and JHC issued new JHC Series B Preferred Stock to the Legacy Trust. The JHC Series B Preferred Stock issued to the Legacy Trust will have an aggregate liquidation preference of $1, non-convertible, non-transferable, non-voting, will not pay a dividend, and will contain a mandatory, redeemable provision. The JHC Series B Preferred Stock was redeemable for an aggregate amount equal to (i) $1,000,000, if the JHC Series B Preferred Stock is redeemed after the first fiscal year for which JHC reports positive EBITDA for the preceding 12-month period, or (ii) $0.001 per share, if the JHC Series B Preferred Stock is redeemed prior the first fiscal year for which JHC reports positive EBITDA for the preceding 12-month period.

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

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

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

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

4.	FRESH START ACCOUNTING (CONTINUED)

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

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

4.	FRESH START ACCOUNTING (CONTINUED)

Reorganization adjustment

In accordance with the Plan of Reorganization, the following adjustments were made:

(a)	Reflects final instalment of subscription fees of $100,000 for 14,354,635 common stocks (given effect to five for one forward stock split) paid by the Plan Sponsor, against the bank charges of $1,600

(b)	Reflects settlement of liabilities subject to compromise by the assets held for sale.

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

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

4.	FRESH START ACCOUNTING (CONTINUED)

Reorganization adjustment

(c)	Reflects issuance of 14,354,635 common stocks (given effect to five for one forward stock split) to the Plan Sponsor, at per share of $0.77 (given effect to five for one forward stock split), with total subscription fee of $11,053,100, among which $10,953,100 was paid before September 29, 2021 and $100,000 was paid on September 30, 2021.

(d)	Reflects cancellation of paid-in capital of $10,867,900 and treasury stock of $3,037,300 attributable to predecessor shareholders

(e)	Reflects the cumulative impacts of reorganization adjustments.

Reorganization gain per the Plan of Reorganization	$10,879,800
Cancellation of paid in capital and treasury stock	7,830,600
$18,710,400

Fresh start adjustment

(a)	Reflects the excess of enterprise value over the fair value of total assets. On the effective date, the carrying amount of total assets approximated the fair value.

Enterprise value	$18,883,100
Less: Fair value of total assets	(14,194,500)
Goodwill	$4,688,600

For the year ended December 31, 2022, the Company provided full impairment of $4.7 million against goodwill due to underperformance of aircraft leasing business.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

5.	STABLE COINS

Stable coins were comprised of the following:

	December 31,	December 31,
	2022	2021

USDC	$2,972,000	$-
USDT	90,100	-
	$3,062,100	$-

The following table presents additional information about USDC for the year ended December 31, 2022:

December 31,
2022
Opening balance	$-
Exchange from BNB and USDT	446,600
Collection of USDC from subscription fee from investors	3,093,000
Payment of service fees	(567,600)
$2,972,000

The following table presents additional information about USDT for the year ended December 31, 2022:

December 31,
2022
Opening balance	$-
Exchange from BNB	10,200
Exchange into ETH	(350,200)
Exchange into USDC	(149,000)
Collection of USDC from subscription fee from investors	700,000
Payment of service fees	(120,900)
$90,100

6.	DIGITAL ASSETS

Digital asset holdings were comprised of the following:

	December 31,	December 31,
	2022	2021
ETH	$369,200	$-

For the year ended December 31, 2022, the Company recognized impairment loss of $78,900 on digital assets, representing impairment of $70,600 on ETH and $8,300 on BNB, respectively.

Additional information about digital assets

The following table presents additional information about ETH for the year ended December 31, 2022:

December 31,
2022

Opening balance	$-
Addition of ETH staking reward	1,800
Purchase of ETH	46,300
Exchange of stable coins to ETH	350,200
Borrowings of ETH from a third party	41,600
Charges	(100)
Impairment of ETH	(70,600)
$369,200

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

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

For the years ended December 31, 2022 and 2021, the Company recorded impairment losses totaling $nil and $4,204,400, respectively, for nil and five of its aircraft held for sale that were written down to their sales prices, less cost of sale.

(a) Assets Held for Lease

As of December 31, 2022 and 2021, the Company had nil and one regional jet aircraft held for lease, respectively.

The Company did not purchase or sell any aircraft held for lease during the years ended December 31, 2022 and 2021. As a result of its Chapter 11 filing in March 2021 and the Company’s consequent lack of authority to sell certain assets without the approval of the Bankruptcy Court, as of September 30, 2021, the Company reclassified all of its off-lease aircraft, comprised of four regional jet aircraft and two turboprop aircraft, from held for sale to held for lease.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

7.	FINANCE LEASE RECEIVABLE (CONTINUED)

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

As of December 31, 2022 and 2021, the net investment included in sales-type leases and direct financing leases receivable were as follows:

	December 31,	December 31,
	2022	2021

Gross minimum lease payments receivable	$-	$300,000
Allowance for doubtful accounts	-	(300,000)
Finance leases receivable	$-	$-

As of December 31, 2022 and 2021, there were no minimum future payments receivable under finance leases.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

8.	INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	December 31,	December 31,
	2022	2021

Software	$1,000,000	$-
Less: Accumulated amortization	(111,100)	-
Less: Impairment	(888,900)	-
	$-	$-

Due to regulatory challenges, the Company decided to suspend the Mano game and the alSpace platform, and on November 4, 2022, the Company discontinued the Mano game and the alSpace platform. For the year ended December 31, 2022, the Company provided impairment of $888,900 against the software.

For the year ended December 31, 2022 and 2021, the amortization expenses were $111,100 and $nil, respectively.

9.	ASSETS AND LIABILITIES HELD FOR SALE

Assets held for sale as of September 29, 2021 represented aircraft and part-out assets of $31.1 million.

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

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

10.	OPERATING SEGMENTS

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

For the year ended December 31, 2022, the Company had three business segments which were comprised of 1) the newly launched ETH staking business, 2) the newly launched GameFi business, and 3) the leasing of regional aircraft to foreign and domestic regional airlines. For the year ended December 31, 2021, the Company had one business segment which was the leasing of regional aircraft to foreign and domestic regional airlines.

The following tables present summary information of operations by segment for the year ended December 31, 2022.

	For the Year Ended December 31, 2022 (Successor)
	Staking	GameFi	Leasing
	Business	Business	Business	Total
Revenue and other income	$1,800	$326,800	$1,598,800	$1,927,400
Gross profit	$(219,700)	$(234,300)	$1,598,800	$1,144,800
Total operating expenses	$(1,455,600)	$(2,407,100)	$(1,940,600)	$(5,803,300)
Loss before income tax provision	$(1,675,300)	$(2,641,400)	$(5,030,400)	$(9,347,100)
Net loss	$(1,675,700)	$(2,642,600)	$(4,979,900)	$(9,298,200)

The following tables present total assets by segment as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
ETH Staking Business	$11,130,300	$-
GameFi Business	-	6,788,900
Lease Business	1,431,700	3,472,100
Unallocated	-	4,688,600
	$12,562,000	$14,949,600

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

11.	NOTES PAYABLE AND ACCRUED INTEREST

As of September 29, 2021, notes payable and accrued interest are included in the liabilities subject to compromise. See Note 4 – reorganization adjustment (b). As part of the Plan of Reorganization, the Bankruptcy Court approved the settlement of claims reported within Liabilities subject to compromise in the Company’s Consolidated balance sheet at their respective allowed claim amounts. Accordingly, the Company did not have notes payable or accrued interest as of December 31, 2022 and 2021.

At December 31, 2022, 2021 and September 29, 2021, the Company’s notes payable and accrued interest subject to compromise consisted of the following.

	Successor	Successor	Predecessor
	December 31,	December 31,	September 29,
	2022	2021	2021
Drake Indebtedness, subject to compromise:
Principal	$-	$-	$38,675,300

12.	DERIVATIVE INSTRUMENTS

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

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

12.	DERIVATIVE INSTRUMENTS (CONTINUED)

Nord Swaps (continued)

In March 2020, the Company determined that the future hedged interest payments related to its Nord Swaps were no longer probable of occurring, as a result of lease payment defaults for the aircraft owned by ACY 19002 and ACY 19003 and conversations with the lessee for the three aircraft owned by ACY E-175 regarding likely rent concessions, and consequently de-designated all five Nord Swaps as hedges because the lease payments were used to service the Nord Loans associated with the swaps. As a result of de-designation, future changes in market value were recognized in ordinary income and AOCI was reclassified to ordinary income as the forecasted transactions occurred. In December 2020, the Company determined that the payments after February 2021 for the three remaining swaps were probable not to occur as a result of the Company’s agreement to sell its interest in ACY E-175 during the first quarter of 2021. Accumulated other comprehensive income of $2,600 related to the Nord Swaps was recognized as an expense in the period from January 1, 2021 through September 29, 2021.

	Successor	Successor	Predecessor
	Year ended December 31, 2022	September 30, 2021 through December 31, 2021	Period from January 1, 2021 through September 29, 2021
Change in value of undesignated interest rate swaps	$-	$-	$(48,700)
Reclassification from other comprehensive income to interest expense	-	-	2,600
Included in interest expense	$-	$-	$(46,100)

	Successor	Successor	Predecessor
	Year ended December 31, 2022	September 30, 2021 through December 31, 2021	Period from January 1, 2021 through September 29, 2021
Reclassification from other comprehensive income to interest expense	$-	$-	$2,600
Change in accumulated other comprehensive income	$-	$-	$2,600

At December 31, 2022 and 2021, the Company had no interest rate swaps.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

13.	LEASE RIGHT OF USE ASSETS AND LIABILITIES

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

In July 2020, the lease for the Company’s office lease was extended for one month to July 31, 2020 at a rate of $10,000. The Company signed a lease for a smaller office suite in the same building effective August 1, 2020. The lease provided for a term of 30 months expiring on January 31, 2023, at a monthly base rate of approximately $7,400, with no rent due during the first six months. The Company recognized an ROU asset and lease liability of $169,800, both of which were non-cash items and are not reflected in the consolidated statement of cash flows. No cash was paid at the inception of the lease, and a discount rate of 3% was used, based on the interest rates available on secured commercial real estate loans available at the time. Upon emergence from bankruptcy on September 30, 2021, the Company terminated the office lease agreement, and the Company had no right of use assets or lease liabilities as of September 29, 2021, December 31, 2021 and December 31, 2022.

The Company recognized rental expenses as follows:

	Successor	Successor	Predecessor
	Year Ended December 31, 2022	September 30, 2021 through December 31, 2021	Period from January 1, 2021 through September 29, 2021
Fixed rental expense during the year	$147,600	$20,500	$172,200

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

14.	COMMON STOCK

As of December 31, 2021, the Company authorized 40,000,000 shares of common stocks, and had 22,084,055 shares issued and outstanding.

On October 18, 2022, the Company completed a private placement to certain accredited investors, of an aggregate of 4,400,000 shares of the Company’s common stock, $0.001 par value per share, at a price of $1.00 per share for aggregate gross proceeds to the Company of approximately $4.4 million.

As of December 31, 2022, the Company authorized 40,000,000 shares of common stocks, and had 26,484,055 shares issued and outstanding.

15.	FAIR VALUE MEASUREMENT

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

During the period from July 1 through September 29, 2021, the Predecessor of the Company settled the liabilities subject to compromise by the aircraft included in the assets held for sale, and no impairment losses were recorded. See Note 4 - reorganization adjustment (b). For the period from January 1, 2021 through September 29, 2021, the Company recorded impairment losses of $4.2 million on five assets held for sale, based on appraised values or expected sales proceeds, which had an aggregate fair value of $29.3 million.

The Successor of the Company did not record impairment against assets held for sale for the year ended December 31, 2022. There were no transfers in or out of assets or liabilities measured at fair value under Level 3 during the year ended December 31, 2022 or 2021.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

15.	FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of Other Financial Instruments

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

As a result of payment delinquencies by the Company’s two customers of aircraft subject to sales-type finance leases, the Company recorded a bad debt allowance of $1.3 million during 2021. The finance lease receivables are valued at their collateral value under the practical expedient alternative.

There were no transfers in or out of assets or liabilities measured at fair value under Level 3 during 2022 or 2021.

16.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of the Company’s business, the Company may be subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations.

17.	INCOME TAXES

Income tax (benefit) provision were comprised of the following:

	Successor	Successor	Predecessor
	Year Ended December 31, 2022	September 30, 2021 through December 31, 2021	Period from January 1, 2021 through September 29, 2021
Current income tax provision
Federal	$-	$-	$16,900
State	4,800	3,200	4,000
Foreign	(53,700)	(500)	50,000
	(48,900)	2,700	70,900
Deferred income tax provision (benefits)
Federal	$1,692,300	(2,027,100)	(1,640,000)
State	(283,800)	(28,200)	(103,800)
Foreign	-	11,400	(1,700)
Valuation allowance	(1,408,400)	1,929,400	1,804,400
	-	(114,500)	58,900
Income tax (benefits) provision	$(48,900)	$(111,800)	$129,800

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

17.	INCOME TAXES (CONTINUED)

Total income tax (benefit) provision differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	Successor	Successor	Predecessor
	Year Ended December 31, 2022	September 30, 2021 through December 31, 2021	Period from January 1, 2021 through September 29, 2021
Income tax provision (benefit) at statutory federal income tax rate	$(1,290,800)	$(880,300)	$1,711,500
State tax expense (benefit), net of federal benefit	4,800	(200)	80,200
Foreign tax (benefit) expenses	(38,900)	581,900	200,800
Non-deductible management and acquisition fees	-	-	593,500
Impairment of intangible assets	13,300	-	-
PPP loan forgiveness	-	(59,900)	-
Non-taxable income	-	(4,037,200)	(4,260,600)
Other non-deductible expenses	(35,100)	187,600	-
Valuation allowance	1,297,800	4,096,300	1,804,400
Income tax (benefits) provision	$(48,900)	$(111,800)	$129,800

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	Successor	Successor	Predecessor
	December 31,	December 31,	September 29,
	2022	2021	2021
Deferred tax assets:
Debt basis differences	$-	$8,560,700	$8,560,700
Current and prior year tax losses	6,169,300	7,970,100	4,093,400
Deferred interest expense	3,991,300	4,110,900	4,136,200
Foreign tax credit	705,600	705,600	705,600
Accrued vacation and others	28,500	40,500	51,200
	10,894,700	21,387,800	17,547,100
Valuation allowance	(10,889,000)	(12,409,500)	(8,637,800)
Deferred tax assets, net of valuation allowance	$5,700	$8,978,300	$8,909,300

Deferred tax liabilities:
Accumulated depreciation on aircraft and aircraft engines	$-	$(6,556,600)	$(6,581,300)
Deferred income	-	(2,421,700)	(2,421,700)
Unrealized foreign exchange gain	-	-	(20,800)
Others	(5,700)	-	-
Deferred tax liabilities	(5,700)	(8,978,300)	(9,023,800)
Net deferred tax assets/(liabilities), net of valuation allowance and deferred tax liabilities	$-	$-	$(114,500)

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

17.	INCOME TAXES (CONTINUED)

Reported as:

	Successor	Successor	Predecessor
	December 31,	December 31,	September 29,
	2022	2021	2021
Deferred tax assets	$10,894,700	$12,409,500	$8,523,300
Deferred tax liabilities	(5,700)	-	-
Valuation allowance	(10,889,000)	(12,409,500)	(8,637,800)
Net deferred tax assets/(liabilities)	$-	$-	$(114,500)

Consolidated deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and federal income tax purposes and are measured at enacted tax rates. The Company’s deferred tax items are measured at an effective tax rate (federal and state blended rate net of federal benefit) of 21.05% and 21.47% respectively as of December 31, 2022 and December 31, 2021.

The current year federal operating loss carryovers of approximately $4.7 million will be available to offset 80% of annual taxable income in future years. Approximately $3.2 million of federal net operating loss carryovers may be carried forward through 2037 and the remaining $25.0 million federal net operating loss carryovers may be carried forward indefinitely. The current year California operating loss carryovers of approximately $1.9 million will be available to offset taxable income in future years through 2042. As discussed below, the Company does not expect to utilize the net operating loss carryovers remaining at December 31, 2022 in future years.

During the year ended December 31, 2022, the Company had pre-tax loss from domestic sources of approximately $9.0 million   and pre-tax loss from foreign sources of approximately $0.4 million.  The Company had pre-tax loss from domestic sources of approximately $5.6 million and pre-tax loss from foreign sources of approximately $3.0 millions for the year ended December 31, 2021. The year-over-year decrease in profit before taxes is mostly driven by the reduction in Company’s restructuring costs and employee salaries. The Company’s foreign tax credit carryover will be available to offset federal tax expense in future years through 2030.

As of December 31, 2022, the Company has a full valuation allowance of approximately $10.9 million against its net deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences, for which realization cannot be considered more likely than not at this time. In assessing the need for a valuation allowance, the Company considered all positive and negative evidence, including taxable loss occurred in recent years, scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Recent negative operating result has caused the Company to be in a cumulative loss position as of December 31, 2022.

As of December 31, 2021, the Company had a valuation allowance of approximately $12.4 million, which fully offsets its net deferred tax assets.

MEGA MATRIX CORP.

(formerly “AeroCentury Corp.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data and per share data, unless otherwise stated)

17.	INCOME TAXES (CONTINUED)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017. At December 31, 2022 and 2021, the Company had a balance of accrued tax, penalties and interest totaling $56,100 and $66,200 related to unrecognized tax benefits on its non-U.S. operations included in the Company’s accounts and taxes payable. The Company anticipates decreases of approximately $14,100 to the unrecognized tax benefits within twelve months of this reporting date. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,	December 31,
	2022	2021
Balance at January 1	$66,200	$74,000
Additions for prior years’ tax positions	2,700	800
Reductions from expiration of statute of limitations	(12,800)	(8,600)
Balance at December 31	$56,100	$66,200

The Company accounts for interest related to uncertain tax positions as interest expense, and for income tax penalties as tax expense

18.	SUBSEQUENT EVENTS

Marsprotocol Technologies Pte. Ltd. (the “JV Company”)

On March 3, 2023, in connection with a newly formed joint venture, SDP and Bit Digital Singapore Pte. Ltd. (“Bit Digital”), entered into a shareholders’ agreement (the “Shareholders Agreement”) with Marsprotocol Technologies Pte. Ltd., to provide proof-of-stake technology tools for digital assets through the staking platform “MarsProtocol”, an institutional grade non-custodial staking technology (the “Joint Venture”). Through MarsProtocol, the Joint Venture will seek to provide non-custodial staking tools whereby users’ private keys are not stored in its database to ensure the safety of its users’ digital assets. Currently the services will not be available to U.S. residents. Pursuant to the Shareholders Agreement, SDP will own 60% and Bit Digital will own 40% of the JV Company.

Close of a private placement of 5,280,000 shares of common stock

On December 23, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors named in the Purchase Agreement (collectively, the “Purchasers”), pursuant to which the Company agreed to sell up to an aggregate of 5,280,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) at a purchase price of $1.30 per share, or $6.9 million (the “Private Placement”).

On January 20, 2023, the Company completed an initial sale of 4,314,615 shares of Common Stock pursuant to the Private Placement to certain Purchasers for an aggregate purchase price of $5.6 million, or $1.30 per share.

On February 15, 2023, the Company completed the final sale of 765,384 shares of Common Stock pursuant to the Private Placement to a Purchaser for an aggregate purchase price of $1.0 million, or $1.30 per share, for combined total issuance of 5,079,999 shares of Common Stock for gross proceeds of approximately $6.6 million to the Company under the Private Placement, before deducting estimated offering expenses payable by the Company.

Change of ticker

Effective February 6, 2023, we changed our ticker symbol from “MTMT” to “MPU” on the NYSE American to more closely align with our MarsProtocol brand for our digital assets staking business.