Form 10-Q
period 2023-03-31
Mega Matrix Corp.
filed 2023-05-12
CIK 1036848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of registrant’s common stock outstanding as of May 5, 2023 was 31,564,054.

MEGA MATRIX CORP.

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the Company’s plans and objectives for future operations, the Company’s future financial or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology, are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”), filed with the Securities and Exchange Commission (SEC) on March 31, 2023. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference into this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

ii

PART I - Financial Information

Item 1. Financial Statements

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Rounded to the Nearest Hundred US Dollar, except for share and per share data, unless otherwise stated)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$8,647,300	$7,263,600
Stable coins	2,510,400	3,062,100
Digital assets	403,300	369,200
Due from a related party	700	-
Taxes receivable	-	1,095,600
Prepaid expenses and other assets	580,000	761,300

Total assets	$12,141,700	$12,551,800

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$154,000	$254,700
Accrued payroll	135,500	132,700
Income taxes payable	12,600	18,500
Subscription fee advanced from the shareholders	-	5,184,000
Total liabilities	302,100	5,589,900

Commitments and contingencies (Note 9)

Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 and 40,000,000 shares authorized, 31,564,054 and 26,484,055 shares outstanding at March 31, 2023 and December 31, 2022, respectively	31,600	26,500
Paid-in capital	27,906,000	21,372,100
Accumulated deficit	(14,934,300)	(13,420,400)
Total Mega Matrix Corp. Stockholders’ Equity	13,003,300	7,978,200
Non-controlling interests	(1,163,700)	(1,016,300)
Total equity	11,839,600	6,961,900
Total liabilities and equity	$12,141,700	$12,551,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Rounded to the Nearest Hundred US Dollar, except for share and per share data, unless otherwise stated)

	For the Three Months Ended March 31,
	2023	2022
Revenues and other income:
Operating lease revenue	$-	$120,000
Gamefi revenue	-	323,600
Revenue from solo staking	5,400	-
Revenue from provision of staking technology tools	1,200	-
Other income	1,900	-
	8,500	443,600
Cost of revenues	(229,800)	(27,800)
Gross (loss) profit	(221,300)	415,800

Operating expenses (income):
Impairment of digital assets	223,000	-
Gain from exchange of digital assets	(7,000)	-
Professional fees, general and administrative and other	830,400	551,900
Salaries and employee benefits	346,000	632,500
IT expenses	4,700	-
Insurance	98,900	86,200
Marketing expenses	5,300	-
Interest	-	120,000
Reversal of bad debt expense	-	(300,000)
Total operating expenses	1,501,300	1,090,600

Loss from operations before income tax expenses	(1,722,600)	(674,800)

Income tax benefits (expenses)	61,300	(1,500)
Net loss and comprehensive loss	$(1,661,300)	$(676,300)
Less: Net loss and comprehensive loss attributable to non-controlling interests	147,400	140,000
Net loss and comprehensive loss attributable to Mega Matrix Corp.’s shareholders	$(1,513,900)	$(536,300)
Loss per share:
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)

Weighted average shares used in loss per share computations:
Basic	30,214,054	22,084,055
Diluted	30,214,054	22,084,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

	Mega Matrix Corp. Stockholder’s Equity
	Common Stock				Non-
	Number of Stocks	Amount	Paid-in Capital	Accumulated Deficits	Controlling Interests	Total
Balance, December 31, 2021	22,084,055	$22,100	$16,982,700	$(4,954,400)	$(237,100)	$11,813,300)
Share based compensation	-	-	-	-	65,000	65,000
Net loss	-	-	-	(536,300)	(140,000)	(676,300)
Balance, March 31, 2022	22,084,055	$22,100	$16,982,700	$(5,490,700)	$(312,100)	$11,202,000

Balance, December 31, 2022	26,484,055	$26,500	$21,372,100	$(13,420,400)	$(1,016,300)	$6,961,900
Issuance of common stocks pursuant to private placement	5,079,999	5,100	6,533,900	-	-	6,539,000
Net loss	-	-	-	(1,513,900)	(147,400)	(1,661,300)
Balance, March 31, 2023	31,564,054	$31,600	$27,906,000	$(14,934,300)	$(1,163,700)	$11,839,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Rounded to the Nearest Hundred US Dollar, unless otherwise stated)

	For the Three Months Ended March 31,
	2023	2022

Net cash provided by (used in) operating activities	$78,700	$(2,373,800)

Financing activities:
Proceeds from issuance of common stocks pursuant to private placements	1,305,000	-
Net cash provided by financing activities	1,305,000	-
Net increase (decrease) in cash and cash equivalents	1,383,700	(2,373,800)
Cash, cash equivalents, beginning of period	7,263,600	7,380,700
Cash, cash equivalents, end of period	$8,647,300	$5,006,900
Supplemental Cash Flow Information

Payment of interest expenses	$-	$120,000
Payment of income tax expenses	$-	$-

Non-cash Investing and Financing activities
Collection of USDC from subscription fee from investors	$50,000	$-
Issuance of common stocks to settle advance from subscription fee from investors	$6,539,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 31, 2022, we acquired all of the equity interest in Saving Digital Pte, Ltd., a Singapore corporation (“SDP”) with no operations and approximately $3,800 in cash, from our chairman Yucheng Hu for a nominal consideration of $10,000. We intend to use SDP to explore other crypto related business in Singapore. On September 19, 2022, through SDP, we purchased 37 Ethereum (ETH) for the purpose of exploring Ethereum staking opportunities following the transition by Ethereum on September 15, 2022 from proof-of-work (PoW) to a proof-of-stake (PoS) consensus mechanism referred to as the “Merge.” Prior to the Merge, Ethereum utilized a PoW validation method for digital asset transactions. Following the Merge, Ethereum shifted to a PoS validation system where validators stake their ETH into a smart contract on Ethereum to serve as collateral that can be destroyed if the validator behaves dishonestly or lazily. The validator (selected randomly) is then responsible for processing the blockchain transactions, storing data and adding new blocks to the blockchain. Validators receives a transaction fee on their staked coins in ETH as a reward for their active participation in the network. To become a validator on Ethereum, a participant must stake 32 ETH. Till first quarter ended March 31, 2023, SDP explored Solo-Staking by staking 288 ETH to become nine (9) validators to Ethereum to earn ETH rewards and yield. Solo-Staking enables SDP to utilize its ETH treasury to stake on the Ethereum beacon chain and to earn ETH-denominated rewards directly from the Ethereum protocol.

On March 1, 2023, SDP and Bit Digital Singapore Pte. Ltd. (“Bit Digital”), entered into a shareholders’ agreement (the “Shareholders Agreement”) with Marsprotocol Technologies Pte. Ltd. (“MTP”), to provide proof-of-stake technology tools for digital assets through the staking platform “MarsProtocol”, an institutional grade non-custodial staking technology. Pursuant to the Shareholders Agreement, SDP will own 60% and Bit Digital will own 40% of MTP. Through the MarsProtocol platform, MTP will seek to provide non-custodial staking tools whereby users’ private keys are not stored in its database to ensure the safety of its users’ digital assets. As of the date of this report, such services will not be available to U.S. residents. Till first quarter ended March 31, 2023, Bit Digital has staked 1056 ETH to become thirty-three (33) validators to Ethereum to earn ETH rewards and yield through the staking technology tools provided by “MarsProtocol”.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period. All intercompany balances and transactions have been eliminated on consolidation.

Non-controlling interests

Non-controlling interests represent the equity interests of MTP and JMC that are not attributable, either directly or indirectly, to the Company. As of March 31, 2023, non-controlling equity holders held 40% equity interest in MTP and 45.81% equity interest in JMC. As of December 31, 2022, non-controlling equity holders held 45.81% equity interest in JMC.

Going concern

For the three months ended March 31, 2023 and 2022, the Company reported net losses of $1.7 million and $0.7 million, respectively. In addition, the Company had accumulated deficits of $14.9 million and $13.4 million as of March 31, 2023 and December 31, 2022 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2023, the Company had working capital of $11.8 million, among which the Company held cash of $8.6 million, stable coins of $2.5 million and digital assets of $0.4 million, which were highly liquid and easily convertible into cash over the market. In addition, the Company had cash inflow of $78,800 from its operating activities for the three months ended March 31, 2023.

Given the financial condition of the Company and its operating performance, the Company assesses current working capital is sufficient to meet its obligations for the next 12 months from the issuance date of this report. Accordingly, management continues to prepare the Company’s consolidated financial statements on going concern basis.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Digital assets

Digital assets (including Ethereum, or ETH) are included in current assets in the accompanying unaudited condensed consolidated balance sheets. Digital assets purchased are recorded at cost and digital assets awarded to the Company through its GameFi and Solo-Staking business are accounted for in connection with the Company’s revenue recognition policy disclosed below.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Digital assets are measured on a first-in-first-out (“FIFO”) basis and measured for impairment whenever indicators of impairment are identified based on the intraday low quoted price of digital assets. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the digital assets. Subsequent reversal of impairment losses is not permitted. Digital assets are classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its digital assets to support operations when needed. Impairment of $223,000 and $nil for digital assets was recognized for the three months ended March 31, 2023 and 2022, respectively.

Purchases of digital assets by the Company, if any, will be included within investing activities in the accompanying unaudited condensed consolidated statements of cash flows, while digital assets awarded to the Company through its GameFi and Solo-staking business are included within operating activities on the accompanying unaudited condensed consolidated statements of cash flows. The sales of digital assets are included within operating activities in the accompanying unaudited condensed consolidated statements of cash flows and any realized gains or losses from such sales are included in “realized gain (loss) on exchange of digital assets” in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company accounts for its gains or losses in accordance with the first-in first-out method of accounting. As of March 31, 2023 and December 31, 2022, the Company did not sell its digital assets for cash.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

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

Revenue from provision of staking technology tools

Commencing in March 2023, the Company, through MTP, provides its customers with proof-of-stake technology tools for digital assets through the staking platform “MarsProtocol”.

The Company charged its customers at a fixed fee rate on each unit of digital assets earned from staking business. The Company identified one performance obligation from the staking services. Because the customers simultaneously receives and consumes the services provided by the Company, the Company recognized the revenues over period using output method as measurement.

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

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

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

Taxes

As part of the process of preparing the Company’s consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing both permanent and temporary differences resulting from differing treatment of items for tax and US GAAP purposes. The temporary differences result in deferred tax assets and liabilities, which are included in the balance sheet. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s three-year book cumulative loss through March 31, 2023, the financial forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

3.	STABLE COINS

Stable coins were comprised of the following:

	March 31,	December 31,
	2023	2022

USDC	$2,508,100	$2,972,000
USDT	2,300	90,100
	$2,510,400	$3,062,100

The following table presents additional information about USDC for the three months ended March 31, 2023 and 2022:

	March 31,	March 31,
	2023	2022

Opening balance	$2,972,000	$-
Collection of USDC from subscription fee from investors	50,000	-
Collection of USDC from exchange of BNB	-	255,000
Purchase of ETH	(285,700)	-
Payment of service fees	(228,200)	-
	$2,508,100	$255,000

The following table presents additional information about USDT for the three months ended March 31, 2023 and 2022:

	March 31,	March 31,
	2023	2022

Opening balance	$90,100	$-
Collection of USDC from exchange of BNB	-	10,200
Payment of service fees	(87,800)	-
	$2,300	$10,200

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

4.	DIGITAL ASSETS

Digital asset holdings were comprised of the following:

	March 31,	December 31,
	2023	2022

ETH	$403,300	$369,200

For the three months ended March 31, 2023 and 2022, the Company recognized impairment loss of $223,000 and $nil on ETH.

Additional information about digital assets

The following table presents additional information about ETH for the three months ended March 31, 2023 and 2022:

	March 31,	March 31,
	2023	2022

Opening balance	$369,200	$-
Addition of ETH staking reward	5,400	-
Purchases of ETH in exchange of USDC	285,700	-
Collection of ETH from other services	600	-
Return of ETH to a third party	(34,600)	-
Impairment of ETH	(223,000)	-
	$403,300	$-

5.	OPERATING LEASES

As of March 31, 2023 and December 31, 2022, the Company leases office spaces in the United States under non-cancelable operating leases, with terms ranging within 12 months. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. The Company records the straight-line lease expense and any contingent rent, if applicable, in the account of “professional fees, general and administrative and other expenses” on the unaudited condensed consolidated statements of operations and comprehensive losses.

The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company applied practical expedient to account for short-term leases with lease term within 12 months. The Company records operating lease expense in its consolidated statements of income and comprehensive income on a straight-line basis over the lease term and record variable lease payments as incurred. For the three months ended March 31, 2023 and 2022, the Company recorded rent expenses of $11,900 and $42,500, respectively.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

6.	COMMON STOCK

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

As of March 31, 2023, the Company authorized 40,000,000 shares of common stocks, and had 31,564,054 shares issued and outstanding.

7.	INCOME TAXES

The Company recorded income tax benefits of $61,300 in the first quarter of 2023, or 3.56% of pre-tax loss, compared to $1,500 income tax expense, or negative 0.22% of pre-tax loss in the first quarter of 2022. The difference in the effective federal income tax rate from the normal statutory rate in the first quarter of 2023 was primarily because we recognized tax benefits arising from tax refund.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through March 31, 2023, the current year operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Due to regulatory challenges, the Company, on November 4, 2022, discontinued the Mano game and the alSpace platform. Accordingly as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023, the Company had two business segments which were comprised of 1) the newly launched ETH staking business, and 2) the leasing of regional aircraft to foreign and domestic regional airlines.

For the three months ended March 31, 2022, the Company had two business segments which were comprised of 1) the newly launched GameFi business, and 2) the leasing of regional aircraft to foreign and domestic regional airlines.

The following tables present summary information of operations by segment for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31, 2023
	Staking	Leasing
	Business	Business	Total
Revenue and other income	$6,600	$1,900	$8,500
Gross (loss) profit	$(223,200)	$1,900	$(221,300)
Total operating expenses	$(1,114,900)	$(386,400)	$(1,501,300)
Loss before income tax provision	$(1,338,100)	$(384,500)	$(1,722,600)
Net loss	$(1,338,500)	$(322,800)	$(1,661,300)

	For the Three Months Ended March 31, 2022
	GameFi	Leasing
	Business	Business	Total
Revenue and other income	$323,600	$120,000	$443,600
Gross profit	$295,800	$120,000	$415,800
Total operating expenses	$(478,600)	$(612,000)	$(1,090,600)
Loss before income tax provision	$(182,800)	$(492,000)	$(674,800)
Net loss	$(183,200)	$(493,100)	$(676,300)

The following tables present total assets by segment as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
ETH Staking Business	$11,132,300	$11,120,100
Lease Business	1,009,400	1,431,700
	$12,141,700	$12,551,800

9.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of the Company’s business, the Company may be subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations.

10.	SUBSEQUENT EVENTS

On April 14, 2023, we entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with MarsProtocol Inc., an exempted company incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of the Company (“MPU Cayman”), amending and restating the Agreement and Plan of Merger, dated December 7, 2022. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into MPU Cayman (the “Redomicile Merger”), with MPU Cayman being the surviving company in the Redomicile Merger. Upon the effectiveness of the Redomicile Merger, (i) MPU Cayman will change its name from MarsProtocol Inc. to Mega Matrix Inc., and (ii) MPU Cayman, together with its subsidiaries, will own and continue to conduct the Company’s business in substantially the same manner as is currently being conducted by the Company and its subsidiaries. The consent of the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote is required to approve and adopt the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Company’s annual report on Form 10-K for the fiscal three months ended March 31, 2023 and the audited consolidated financial statements and notes included therein (collectively, the “2022 Annual Report”), as well as the Company’s unaudited condensed consolidated financial statements and the related notes included in this report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, the Company has presumed that readers have access to and have read the disclosure under the same heading contained in the 2022 Annual Report. This discussion and analysis contains forward-looking statements. Please see the cautionary note regarding these statements at the beginning of this report.

Overview

Our business

We are a Delaware corporation incorporated in 1997. Through our emergence from bankruptcy on September 30, 2021, and new investors and management, we became a holding company located in Palo Alto, California, with the following subsidiaries: Mega Metaverse Corp., a California corporation, JetFleet Management Corp, a California corporation and formerly known as JetFleet Holding Corporation, Saving Digital Pte. Ltd., a Singapore corporation, Marsprotocol, Inc., a Cayman Islands exempted company and Marsprotocol Technologies Pte. Ltd., a Singapore corporation.

Through Saving Digital Pte. Ltd, our wholly-owned subsidiary (“SDP”), we are currently engaged in solo-staking and provide proof-of-stake technology tools in Singapore for the Ethereum network. To a lesser extent, we are engaged in the provision of aircraft advisory and management services since September 30, 2021. We are currently exploring other crypto-related business models outside of the United States.

Recent Developments

Effective February 6, 2023, we changed our ticker symbol from “MTMT” to “MPU” on the NYSE American Exchange to more closely align with our MarsProtocol brand for our digital assets staking business.

On March 1, 2023, SDP and Bit Digital Singapore Pte. Ltd. (“Bit Digital”), entered into a shareholders’ agreement (the “Shareholders Agreement”) with Marsprotocol Technologies Pte. Ltd. (“MTP”), to provide proof-of-stake technology tools for digital assets through the staking platform “MarsProtocol”, an institutional grade non-custodial staking technology. Pursuant to the Shareholders Agreement, SDP will own 60% and Bit Digital will own 40% of MTP. Through the MarsProtocol platform, MTP will seek to provide non-custodial staking tools whereby users’ private keys are not stored in its database to ensure the safety of its users’ digital assets. As of the date of this report, such services will not be available to U.S. residents.

MTP will provide our customers with a right-of-way to access our MarsProtocol platform after they have completed the registration process and the know-your-customer (KYC) verification process. Once registered, the customer can connect their third-party trusted wallet with the nodes to stake their ETH on the Ethereum beacon chain to earn ETH-denominated rewards directly from the Ethereum protocol. Customers can review their transactions and rewards each node produces through the asset dashboard. The MarsProtocol platform will not have any access to the Customer’s digital wallet. All decisions to stake will be made by the customer.

On April 14, 2023, we entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with MarsProtocol Inc., an exempted company incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of the Company (“MPU Cayman”), amending and restating the Agreement and Plan of Merger, dated December 7, 2022. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into MPU Cayman (the “Redomicile Merger”), with MPU Cayman being the surviving company in the Redomicile Merger. Upon the effectiveness of the Redomicile Merger, (i) MPU Cayman will change its name from MarsProtocol Inc. to Mega Matrix Inc., and (ii) MPU Cayman, together with its subsidiaries, will own and continue to conduct the Company’s business in substantially the same manner as is currently being conducted by the Company and its subsidiaries. The consent of the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote is required to approve and adopt the Merger Agreement.

Ethereum Rewards

During the three months ended March 31, 2023 we earned an aggregate of 3.4 ETH as rewards from our solo-staking and 0.3 ETH in fees generated from our proof-of-stake technology tools for digital assets through the staking platform “MarsProtocol”.

The following table presents our ETH activities for the three months ended March 31, 2023:

	Number of ETH	Amount (1)

Balance at December 31, 2022	334.2	$369,200
Receipt of ETH as staking reward	3.4	5,400
Receipt of ETH from provision of staking technology tools	0.3	600
Exchange of cash and stable coins into ETH	165.3	285,700
Repayment of borrowings of ETH to a third party	(32.0)	(34,600)
Payment of charges	(0.0)	-
Impairment of ETH	-	(223,000)
Balance at March 31, 2023	471.2	$403,300

(1)	Receipt of digital assets from staking reward are the product of the number of ETH received multiplied by the ETH price obtained from Coinmarketcap, calculated on a daily basis. Sales of digital assets are the actual amount received from sales.

Our belief that the ETH and other digital assets that we hold are not securities based on a risk assessment and not a legal standard nor binding on the SEC or any other regulators. If USDC, USDT, or ETH are deemed to be securities under the laws of any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such digital asset. See the discussion in the risk factor “A particular digital asset’s status, such as an ETH, as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if a regulator disagrees with our characterization of the ETH and other stable cryptocurrencies, we may be subject to regulatory scrutiny, investigation, fines and penalties, which may adversely affect our business, operating results and financial condition. A determination that an ETH or stable cryptocurrencies is a “security” may adversely affect the value of those ETH, stable cryptocurrencies, and our business” as described under “Risk Factors – Risks Related to our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Financing activities

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

Segment and Related Information

For the three months ended March 31, 2022, the Company had two business segments which were comprised of the newly launched GameFi business, and the leasing of regional aircraft to foreign and domestic regional airlines. However, due to regulatory challenges, the Company, on November 4, 2022, discontinued the Mano game and the alSpace platform. Accordingly, for the three months ended March 31, 2023, the Company had two business segments which were comprised of the newly launched ETH staking business, and the leasing of regional aircraft to foreign and domestic regional airlines.

The following tables present summary information of operations by segment for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31, 2023
	Staking	Leasing
	Business	Business	Total
Revenue and other income	$6,600	$1,900	$8,500
Gross (loss) profit	$(223,200)	$1,900	$(221,300)
Total operating expenses	$(1,114,900)	$(386,400)	$(1,501,300)
Loss before income tax provision	$(1,338,100)	$(384,500)	$(1,722,600)
Net loss	$(1,338,500)	$(322,800)	$(1,661,300)

	For the Three Months Ended March 31, 2022
	GameFi	Leasing
	Business	Business	Total
Revenue and other income	$323,600	$120,000	$443,600
Gross profit	$295,800	$120,000	$415,800
Total operating expenses	$(478,600)	$(612,000)	$(1,090,600)
Loss before income tax provision	$(182,800)	$(492,000)	$(674,800)
Net loss	$(183,200)	$(493,100)	$(676,300)

Results of Operations

The following table represents our unaudited condensed consolidated statement of operations for the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended March 31,
	2023		2022
	$	% of Revenues	$	% of Revenues

Revenues and other income	$8,500	100%	$443,600	100%
Cost of revenues	229,800	2,704%	27,800	6%
Gross (loss) profit	(221,300)	(2,604)%	415,800	94%

Expenses:
Impairment of digital assets	223,000	2,624%	-	-%
Gain from exchange of digital assets	(7,000)	(82)%	-	-%
Professional fees, general administrative and other	830,400	9,769%	551,900	124%
Salaries and employee benefits	346,000	4,071%	632,500	143%
IT expenses	4,700	55%	-	-%
Insurance	98,900	1,164%	86,200	19%
Marketing expenses	5,300	62%	-	-%
Interest	-	-%	120,000	27%
Reversal of bad debt expense	-	-%	(300,000)	(68)%
Total operating expenses	1,501,300	17,662%	1,090,600	246%
Loss from operations before income tax expenses	(1,722,600)	(20,266)%	(674,800)	(152)%
Income tax benefits (expense)	61,300	721%	(1,500)	(0.3)%
Net loss and comprehensive loss	$(1,661,300)	(19,545)%	$(676,300)	(152)%

Revenues and Other Income

Revenues and other income decreased by $0.44 million, or 98% to $8,500 in the three months ended March 31, 2023 from $0.44 million in the three months ended March 31, 2022. The decrease was primarily a result of a decrease of $0.1 million in operating lease revenues in the three months ended March 31, 2023 as we did not generate revenues from operating lease business and a decrease of $0.3 million in GameFi business as we discontinued our Mano game and the alSpace platform due to regulatory challenges, partially offset by generation of income of $6,600 from solo-staking and staking services which was just launched in the fourth quarter of 2022.

Cost of Sales

Cost of sales for the three months ended March 31, 2023, increased by $0.20 million, or 727%, to $0.23 million compared to $27,800 for the three months ended March 31, 2022. The increase was primarily caused by IT expenses which were incurred to support our solo staking business.

Gross Loss

Gross loss for the three months ended March 31, 2023 increased by $0.64 million or 153%, to $221,300 compared to gross profit of $415,800 for the three months ended March 31, 2022 as a result of discontinuing our GameFi business and launching of our solo-staking business in the fourth quarter of 2022.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2023 increased by $0.41 million or 38%, to $1.50 million compared to $1.09 million for the three months ended March 31, 2022. The changes in expenses were primarily caused by impairment of digital assets, interest, and professional fees and other general and administrative expenses.

Impairment of digital assets. For the three months ended March 31, 2023 and 2022, we recognized impairment of $0.22 million and $nil against ETH, respectively. We measured for impairment of digital assets whenever indicators of impairment are identified based on the intraday low quoted price of digital assets.

Interest. The Company’s interest expense decreased by $0.12 million, or 100% to $nil million in the three months ended March 31, 2023 from $0.12 million in 2022. The change was mainly due to the fact that we did not involve in aircraft operating lease business for the three months ended March 31, 2023 and thus did not   incur interest expenses.

Professional fees, general and administrative and other expenses. Professional fees, general and administrative and other expenses increased by $0.28 million, or 51% to $0.83 million in the three months ended March 31, 2023 from $0.55 million in the three months ended March 31, 2022, primarily because the Company incurred more consulting expenses during the three months ended March 31, 2023 to support our solo-staking business.

Income tax provision

The Company recorded income tax benefits of $61,300 in the first quarter of 2023, or 3.56% of pre-tax loss, compared to $1,500 income tax expense, or negative 0.22% of pre-tax loss in the first quarter of 2022. The difference in the effective federal income tax rate from the normal statutory rate in the first quarter of 2023 was primarily because we recognized tax benefits on tax refund.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through March 31, 2023, the current year operation forecast, the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

Net Loss

As a result of the foregoing, net loss for the three months ended March 31, 2023 increased by $0.99 million or 146%, to $1.66 million as compared to $0.68 million for the three months ended March 31, 2022.

Liquidity and Capital Resources

On January 20, 2023 and February 15, 2023, the Company closed a private placement by offering 4,314,615 shares of common stock and 765,384 shares of common stock, respectively. The per share price was $1.30. The received gross proceeds aggregating $6.6 million.

For the three months ended March 31, 2023 and 2022, the Company reported net losses of $1.7 million and $0.7 million, respectively. In addition, the Company had accumulated deficits of $14.9 million and $13.4 million as of March 31, 2023 and December 31, 2022, respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2023, the Company had working capital of $11.8 million, among which the Company held cash of $8.6 million, stable coins of $2.5 million and digital assets of $0.4 million, which were highly liquid and easily convertible into cash over the market. In addition, the Company had cash inflow of $78,700 from its operating activities for the three months ended March 31, 2023.

Given the financial condition of the Company and its operating performance, the Company assesses current working capital is sufficient to meet its obligations for the next 12 months from the issuance date of this report. Accordingly, management continues to prepare the Company’s consolidated financial statements on going concern basis.

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for the application of fresh start accounting, realization of goodwill, current value of the Company’s assets held for sale, the amount and timing of future cash flows associated with each asset that are used to evaluate whether assets are impaired, accounting for income taxes, and the amounts recorded as allowances for doubtful accounts.

Cash Flow

	Three Months Ended March 31,
	2023	2022

Net cash provided by (used in) operating activities	$78,700	$(2,373,800)
Net cash provided by financing activities	1,305,000	-
Net increase (decrease) in cash and cash equivalent	$1,383,700	$(2,373,800)

Operating activities

The Company reported cash inflow of $78,700 from operating activities for the three months ended March 31, 2023, which was mainly attributable to collection of income tax refund of $1.1 million from tax bureau, partially offset by payment of $1.0 million in salary expenses, consulting expenses and IT expenses.

The Company’s net cash outflow from operations was $2.4 million for the three months ended March 31, 2022, which was mainly attributable to payment of $0.6 million for salaries and welfare, and payment of $2.0 million for professional fees and legal expenses with our launch of GameFi business.

Financing activities

For the three months ended March 31, 2023, the Company raised cash of $1.3 million from private placement closed in February 2023.

For the three months ended March 31, 2022, the Company did not provide or use any cash from financing activities.

Critical Accounting Policies, Judgments and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the unaudited condensed consolidated financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements or during the applicable reporting period. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected. For a further discussion of Critical Accounting Policies, Judgments and Estimates, refer to Note 2 to the Company’s consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the material weakness described below, as of March 31, 2023, our disclosure controls and procedures were not effective.

We previously identified a material weakness in our internal control over financial reporting relating to:

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

We are implementing measures designed to improve our internal control over financial reporting to remediate material weaknesses, including the following:

●	We are in the process of enhancing our tax review control related to unusual transactions that we may encounter; and

●	The Company plans to enhance the staffing and competency level within the accounting and finance department.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth below in this report and in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger by and between Mega Matrix Corp. and MarsProtocol Inc., dated April 14, 2023 (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2023)
10.1	Shareholders Agreement dated March 1, 2023 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2023)
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2023	Mega Matrix Corp.

	By:	/s/ Yucheng Hu
Yucheng Hu
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Qin (Carol) Wang
Qin (Carol) Wang
Chief Financial Officer (Principal Financial Officer)