Form 10-Q
period 2023-06-30
Mega Matrix Corp.
filed 2023-08-14
CIK 1036848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of registrant’s common stock outstanding as of August 9, 2023 was 31,724,631.

MEGA MATRIX CORP.

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

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

ii

PART I - Financial Information

Item 1. Financial Statements

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Rounded to the Nearest Hundred US Dollar, except for share and per share data, unless otherwise stated)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$6,847,700	$7,263,600
Stable coins	198,200	2,972,000
Digital assets	2,108,600	459,300
Due from a related party	4,200	-
Taxes receivable	-	1,095,600
Prepaid expenses and other assets	512,500	761,300
Total current assets	9,671,200	12,551,800

Non-current Assets:
Long-term investments	1,135,500	-
Total non-current assets	1,135,500	-

Total assets	$10,806,700	$12,551,800

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$233,400	$254,700
Accrued payroll	132,700	132,700
Income taxes payable	4,900	18,500
Subscription fee advanced from the shareholders	-	5,184,000
Total liabilities	371,000	5,589,900

Commitments and contingencies (Note 10)

Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 and 40,000,000 shares authorized, 31,724,631 and 26,484,055 shares outstanding at June 30, 2023 and December 31, 2022, respectively	31,800	26,500
Paid-in capital	28,114,600	21,372,100
Accumulated deficit	(16,392,300)	(13,420,400)
Total Mega Matrix Corp. Stockholders’ Equity	11,754,100	7,978,200
Non-controlling interests	(1,318,400)	(1,016,300)
Total equity	10,435,700	6,961,900
Total liabilities and equity	$10,806,700	$12,551,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Rounded to the Nearest Hundred US Dollar, except for share and per share data, unless otherwise stated)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues and other income:
Operating lease revenue	$-	$-	$-	$120,000
Gamefi revenue	-	3,200	-	326,800
Revenue from solo staking	4,200	-	9,600	-
Revenue from provision of staking technology tools	8,800	-	10,000	-
	13,000	3,200	19,600	446,800
Cost of revenues	(15,100)	(533,300)	(244,900)	(561,100)
Gross loss	(2,100)	(530,100)	(225,300)	(114,300)

Operating expenses (income):
Impairment of digital assets	-	8,300	223,000	8,300
Loss from exchange of digital assets	18,500	-	11,500	-
Professional fees, general and administrative and other	960,900	449,500	1,791,300	1,001,400
Salaries and employee benefits	594,200	603,800	940,200	1,236,300
IT expenses	3,300	-	8,000	-
Insurance	98,900	100,500	197,800	186,700
Marketing expenses	15,800	-	21,100	-
Interest	-	-	-	120,000
Other taxes	-	2,800	-	2,800
Reversal of bad debt expense	-	-	-	(300,000)
Total operating expenses	1,691,600	1,164,900	3,192,900	2,255,500

Other expenses:
Share of equity loss in an equity method investee	(14,500)	-	(14,500)	-
Other income	8,300	-	10,200	-
Total other expenses, net	(6,200)	-	(4,300)	-

Loss from operations before income tax expenses	(1,699,900)	(1,695,000)	(3,422,500)	(2,369,800)

Income tax (expenses) benefits	(1,700)	(2,600)	59,600	(4,100)
Net loss and comprehensive loss	$(1,701,600)	$(1,697,600)	$(3,362,900)	$(2,373,900)
Less: Net loss and comprehensive loss attributable to non-controlling interests	243,600	339,000	391,000	479,000
Net loss and comprehensive loss attributable to Mega Matrix Corp.’s shareholders	$(1,458,000)	$(1,358,600)	$(2,971,900)	$(1,894,900)
Loss per share:
Basic	$(0.05)	$(0.06)	$(0.10)	$(0.09)
Diluted	$(0.05)	$(0.06)	$(0.10)	$(0.09)

Weighted average shares used in loss per share computations:
Basic	31,608,169	22,084,055	30,914,963	22,084,055
Diluted	31,608,169	22,084,055	30,914,963	22,084,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

	Mega Matrix Corp. Stockholder’s Equity
	Common Stock				Non-
	Number of Stocks	Amount	Paid-in Capital	Accumulated Deficits	Controlling Interests	Total
Balance, December 31, 2021	22,084,055	$22,100	$16,982,700	$(4,954,400)	$(237,100)	$11,813,300)
Share based compensation	-	-	-	-	65,000	65,000
Net loss	-	-	-	(536,300)	(140,000)	(676,300)
Balance, March 31, 2022	22,084,055	$22,100	$16,982,700	$(5,490,700)	$(312,100)	$11,202,000
Cancellation of share-based compensation due to one management	-	-	-	-	(12,000)	(12,000)
Net loss	-	-	-	(1,358,600)	(339,000)	(1,697,600)
Balance, June 30, 2022	22,084,055	$22,100	$16,982,700	$(6,849,300)	$(663,100)	$9,492,400

Balance, December 31, 2022	26,484,055	$26,500	$21,372,100	$(13,420,400)	$(1,016,300)	$6,961,900
Issuance of common stocks pursuant to private placement	5,079,999	5,100	6,533,900	-	-	6,539,000
Net loss	-	-	-	(1,513,900)	(147,400)	(1,661,300)
Balance, March 31, 2023	31,564,054	$31,600	$27,906,000	$(14,934,300)	$(1,163,700)	$11,839,600
Issuance of common stocks to a service provider	160,577	200	208,600	-	-	208,800
Capital injection from non-controlling shareholder	-	-	-	-	88,900	88,900
Net loss	-	-	-	(1,458,000)	(243,600)	(1,701,600)
Balance, June 30, 2023	31,724,631	$31,800	$28,114,600	$(16,392,300)	$(1,318,400)	$10,435,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Rounded to the Nearest Hundred US Dollar, unless otherwise stated)

	For the Six Months Ended June 30,
	2023	2022

Net cash used in operating activities	$(959,800)	$(3,413,300)

Investing activities:
Investment in equity investees	(850,000)	-
Net cash used in investing activities	(850,000)	-

Financing activities:
Proceeds from issuance of common stocks pursuant to private placements	1,305,000	-
Capital injection from non-controlling shareholders	88,900	-
Net cash provided by financing activities	1,393,900	-
Net increase (decrease) in cash and cash equivalents	(415,900)	(3,413,300)
Cash, cash equivalents, beginning of period	7,263,600	7,380,700
Cash, cash equivalents, end of period	$6,847,700	$3,967,400
Supplemental Cash Flow Information

Payment of interest expenses	$-	$120,000
Payment of income tax expenses	$-	$-

Non-cash Investing and Financing activities
Collection of USDC from subscription fee from investors	$50,000	$-
Investment in equity investees in USDC	$300,000	-
Issuance of common stocks to settle advance from subscription fee from investors	$6,539,000	$-

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

On August 31, 2022, we acquired all of the equity interest in Saving Digital Pte, Ltd., a Singapore corporation (“SDP”) with no operations and approximately $3,800 in cash, from our chairman Yucheng Hu for a nominal consideration of $10,000. We intend to use SDP to explore other crypto related business in Singapore. On September 19, 2022, through SDP, we purchased 37 Ethereum (ETH) for the purpose of exploring Ethereum staking opportunities following the transition by Ethereum on September 15, 2022 from proof-of-work (PoW) to a proof-of-stake (PoS) consensus mechanism referred to as the “Merge.” Prior to the Merge, Ethereum utilized a PoW validation method for digital asset transactions. Following the Merge, Ethereum shifted to a PoS validation system where validators stake their ETH into a smart contract on Ethereum to serve as collateral that can be destroyed if the validator behaves dishonestly or lazily. The validator (selected randomly) is then responsible for processing the blockchain transactions, storing data and adding new blocks to the blockchain. Validators receives a transaction fee on their staked coins in ETH as a reward for their active participation in the network. To become a validator on Ethereum, a participant must stake 32 ETH. Till first quarter ended June 30, 2023, SDP explored Solo-Staking by staking 256 ETH to become eight (8) validators to Ethereum to earn ETH rewards and yield. Solo-Staking enables SDP to utilize its ETH treasury to stake on the Ethereum beacon chain and to earn ETH-denominated rewards directly from the Ethereum protocol.

On March 1, 2023, SDP and Bit Digital Singapore Pte. Ltd. (“Bit Digital”), entered into a shareholders’ agreement (the “Shareholders Agreement”) with Marsprotocol Technologies Pte. Ltd. (“MTP”), to provide proof-of-stake technology tools for digital assets through the staking platform “MarsProtocol”, an institutional grade non-custodial staking technology. Pursuant to the Shareholders Agreement, SDP will own 60% and Bit Digital will own 40% of MTP. Through the MarsProtocol platform, MTP will seek to provide non-custodial staking tools whereby users’ private keys are not stored in its database to ensure the safety of its users’ digital assets. As of the date of this report, such services will not be available to U.S. residents. Till first quarter ended June 30, 2023, Bit Digital has staked 9,248 ETH to become two hundred and eighty-nine (289) validators to Ethereum to earn ETH rewards and yield through the staking technology tools provided by “MarsProtocol”.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period. All intercompany balances and transactions have been eliminated on consolidation.

Non-controlling interests

Non-controlling interests represent the equity interests of MTP and JMC that are not attributable, either directly or indirectly, to the Company. As of June 30, 2023, non-controlling equity holders held 40% equity interest in MTP and 45.81% equity interest in JMC. As of December 31, 2022, non-controlling equity holders held 45.81% equity interest in JMC.

Going concern

For the six months ended June 30, 2023 and 2022, the Company reported net losses of $3.4 million and $2.4 million, respectively, and cash flows of $1.0 million and $3.4 million used in operating activities. In addition, the Company had accumulated deficits of $16.4 million and $13.4 million as of June 30, 2023 and December 31, 2022 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2023, the Company had working capital of $9.3 million, among which the Company held cash of $6.8 million, stable coins of $0.2 million and digital assets of $2.1 million, which were highly liquid and easily convertible into cash over the market.

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

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Digital assets are measured on a first-in-first-out (“FIFO”) basis and measured for impairment whenever indicators of impairment are identified based on the intraday low quoted price of digital assets. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the digital assets. Subsequent reversal of impairment losses is not permitted. Digital assets are classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its digital assets to support operations when needed. Impairment of $223,000 and $8,300 for digital assets was recognized for the six months ended June 30, 2023 and 2022, respectively.

Purchases of digital assets by the Company, if any, will be included within investing activities in the accompanying unaudited condensed consolidated statements of cash flows, while digital assets awarded to the Company through its GameFi and Solo-staking business are included within operating activities on the accompanying unaudited condensed consolidated statements of cash flows. The sales of digital assets are included within operating activities in the accompanying unaudited condensed consolidated statements of cash flows and any realized gains or losses from such sales are included in “realized gain (loss) on exchange of digital assets” in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company accounts for its gains or losses in accordance with the first-in first-out method of accounting. As of June 30, 2023 and December 31, 2022, the Company did not sell its digital assets for cash.

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

Long-term investments

As of June 30, 2023, long-term investments represents the Company’s investment in one equity method investee over which the Company has significant influence, and investment in two privately held companies over which the Company neither has control nor significant influence through investments in ordinary shares.

Investment in equity method investee

In accordance with ASC 323, Investments - Equity Method and Joint Ventures, the Company accounts for the investment in privately held companies using equity method, because the Company has significant influence but does not own a majority equity interest or otherwise control over the equity investees.

Under the equity method, the Company initially records its investment at cost and prospectively recognizes its proportionate share of each equity investee’s net income or loss into its consolidated statements of operations. When the Company’s share of losses in the equity investee equals or exceeds its interest in the equity investee, the Company does not recognize further losses, unless the Company has incurred obligations or made payments or guarantees on behalf of the equity investee.

The Company continually reviews its investment in the equity investee to determine whether a decline in fair value below the carrying value is other-than-temporary. The primary factors the Company considers in its determination include the financial condition, operating performance and the prospects of the equity investee; other company specific information such as recent financing rounds; the geographic region, market and industry in which the equity investee operates; and the length of time that the fair value of the investment is below its carrying value. If the decline in fair value is deemed to be other-than-temporary, the carrying value of the equity investee is written down to fair value.

Investment in one privately held companies

Equity investments not accounted for using the equity method are carried at fair value with unrealized gains and losses recorded in the consolidated statements of operations, according to ASC 321, Investments - Equity Securities. The Company elected to record the equity investments in privately held companies using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

Equity investments in privately held companies accounted for using the measurement alternative are subject to periodic impairment reviews. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of these equity securities, including consideration of the impact of the COVID-19 pandemic. In computing realized gains and losses on equity securities, the Company calculates cost based on amounts paid using the average cost method. Dividend income is recognized when the right to receive the payment is established.

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

Taxes

As part of the process of preparing the Company’s consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing both permanent and temporary differences resulting from differing treatment of items for tax and US GAAP purposes. The temporary differences result in deferred tax assets and liabilities, which are included in the balance sheet. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s three-year book cumulative loss through June 30, 2023, the financial forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

Reclassification

Certain items in the financial statements of comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets and total liabilities as of June 30, 2023 or on the statements of operations for the three and six months ended June 30, 2023. A reclassification of USDT from stable coin to digital assets has been made to the consolidated balance sheet as of December 31, 2022.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

3.	STABLE COINS

Stable coins were comprised of the following:

	June 30,	December 31,
	2023	2022
USDC	$198,200	$2,972,000

The following table presents additional information about USDC for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022

Opening balance	$2,972,000	$-
Collection of USDC from subscription fee from investors	50,000	-
Collection of USDC from provision of staking technology tools	3,900	-
Collection of USDC from exchange of BNB	-	297,400
Investment in an equity-method investee in USDC	(300,000)	-
Purchase of ETH	(2,001,900)	-
Payment of service fees and other expenses	(525,800)	-
Ending balance	$198,200	$297,400

A reclassification of USDT from stable coin to digital assets has been made to the consolidated balance sheet as of December 31, 2022.

4.	DIGITAL ASSETS

Digital asset holdings were comprised of the following:

	June 30,	December 31,
	2023	2022
ETH	$2,106,300	$369,200
USDT*	2,300	90,100
	$2,108,600	$459,300

*	A reclassification of USDT from stable coin to digital assets has been made to the consolidated balance sheet as of December 31, 2022.

For the six months ended June 30, 2023 and 2022, the Company recognized impairment loss of $223,000 and $8,300 on ETH.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

4.	DIGITAL ASSETS (CONTINUED)

Additional information about digital assets

The following table presents additional information about ETH for the six months ended June 30, 2023 and 2022:

	June 30,	June 30,
	2023	2022
Opening balance	$369,200	$-
Addition of ETH staking reward	9,600	-
Purchases of ETH in exchange of USDC	1,983,300	-
Collection of ETH from other services	2,000	-
Return of ETH to a third party	(34,600)	-
Payment of ETH for other services	(200)	-
Impairment of ETH	(223,000)	-
Ending balance	$2,106,300	$-

The following table presents additional information about USDT for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
Opening balance	$90,100	$-
Collection of USDT from exchange of BNB	-	10,200
Payment of service fees	(87,800)	-
Ending balance	$2,300	$10,200

5.	LONG-TERM INVESTMENTS

Long-term investments were comprised of the following:

	June 30, 2023	December 31, 2022
Investment in MarsLand Global Limited (“MarsLand”) (a)	$285,500	$-
Investment in Quleduo Technology Co., (“Quleduo”) (b)	500,000	-
Investment in DaoMax Technology Co., Ltd, (“DaoMax”) (c)	350,000	-
Total	$1,135,500	$-

(a) Investment in MarsLand

MarsLand is a privately held company. In May 2023, the Company, through Saving Digital Pte. Ltd. (“Saving Digital”), its wholly owned subsidiary, invested consideration of $300,000 in USDC, which represents 30% of equity interest in MarsLand. The Company used equity method to measure the investment in the MarsLand. For the three and six months ended June 30, 2023, the Company recorded a loss of $14,500 and $14,500 for its share of the results of MarsLand. As of June 30, 2023, the Company did not recognize impairment against the investment in MarsLand.

(b) Investment in Quleduo

Quleduo is a privately held company which engaged in software design and development. In May 2023, the Company invested cash consideration of $500,000 which represents 10% of equity interest in Quleduo. Quleduo is a privately held company, over which the Company neither has control nor significant influence through investment in ordinary shares. The Company accounted for the investment in Quleduo using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

For the three and six months ended June 30, 2023, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of June 30, 2023, the Company did not recognize impairment against the investment security.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

5.	LONG-TERM INVESTMENTS (CONTINUED)

(c) Investment in DaoMax

In June 2023, the Company, through Saving Digital, invested cash consideration of $350,000 in DaoMax in exchange for 5% equity interest in the investee. DaoMax is a privately held company, over which the Company neither has control nor significant influence through investment in ordinary shares. The Company accounted for the investment in DaoMax using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

For the three and six months ended June 30, 2023, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of June 30, 2023, the Company did not recognize impairment against the investment security.

6.	OPERATING LEASES

As of June 30, 2023 and December 31, 2022, the Company leases office spaces in the United States under non-cancelable operating leases, with terms ranging within 12 months. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

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

The Company applied practical expedient to account for short-term leases with lease term within 12 months. The Company records operating lease expense in its consolidated statements of income and comprehensive income on a straight-line basis over the lease term and record variable lease payments as incurred. For the three months ended June 30, 2023 and 2022, the Company recorded rent expenses of $20,000 and $41,500, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded rent expenses of $31,900 and $84,000, respectively.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

7.	COMMON STOCK

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

On June 5, 2023, the Company issued 160,577 Common Stock to a third party provider which provided network security services to the Company. The service fee was agreed at $208,800.

As of June 30, 2023, the Company authorized 40,000,000 shares of common stocks, and had 31,724,631 shares issued and outstanding.

8.	INCOME TAXES

The Company recorded income tax expense of $1,700 in the three months ended June 30, 2023, or negative 0.1% of pre-tax loss, compared to $2,600 income tax expense, or negative 0.15% of pre-tax loss in the three months ended June 30, 2022. The Company recorded income tax benefits of $59,600 in the six months ended June 30, 2023, or 1.76% of pre-tax loss, compared to $4,100 income tax expense, or negative 0.17% of pre-tax loss in the six months ended June 30, 2022. The difference in the effective federal income tax rate from the normal statutory rate in the three and six months ended June 30, 2023 was primarily because we got refund of income taxes and the company applied a full valuation allowance on its deferred tax assets.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through June 30, 2023, the current year operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

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

Due to regulatory challenges, the Company, on November 4, 2022, discontinued the Mano game and the alSpace platform. Accordingly as of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023, the Company had two business segments which were comprised of 1) the newly launched ETH staking business, and 2) the leasing of regional aircraft to foreign and domestic regional airlines.

For the three and six months ended June 30, 2022, the Company had two business segments which were comprised of 1) the newly launched GameFi business, and 2) the leasing of regional aircraft to foreign and domestic regional airlines.

The following tables present summary information of operations by segment for the three months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30, 2023
	Staking	Leasing
	Business	Business	Total
Revenue and other income	$13,000	$-	$13,000
Gross loss	$(2,100)	$-	$(2,100)
Total operating expenses	$(949,200)	$(742,400)	$(1,691,600)
Loss before income tax provision	$(965,800)	$(734,100)	$(1,699,900)
Net loss	$(966,200)	$(735,400)	$(1,701,600)

	For the Three Months Ended June 30, 2022
	GameFi	Leasing
	Business	Business	Total
Revenue and other income	$3,200	$-	$3,200
Gross loss	$(530,100)	$-	$(530,100)
Total operating expenses	$(547,400)	$(617,500)	$(1,164,900)
Loss before income tax provision	$(1,077,500)	$(617,500)	$(1,695,000)
Net loss	$(1,077,900)	$(619,700)	$(1,697,600)

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

9.	OPERATING SEGMENTS (CONTINUED)

The following tables present summary information of operations by segment for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30, 2023
	Staking	Leasing
	Business	Business	Total
Revenue and other income	$19,600	$-	$19,600
Gross loss	$(225,300)	$-	$(225,300)
Total operating expenses	$(2,064,100)	$(1,128,800)	$(3,192,900)
Loss before income tax provision	$(2,303,900)	$(1,118,600)	$(3,422,500)
Net loss	$(2,304,700)	$(1,058,200)	$(3,362,900)

	For the Six Months Ended June 30, 2022
	GameFi	Leasing
	Business	Business	Total
Revenue and other income	$326,800	$120,000	$446,800
Gross loss	$(234,300)	$120,000	$(114,300)
Total operating expenses	$(1,026,000)	$(1,229,500)	$(2,255,500)
Loss before income tax provision	$(1,260,300)	$(1,109,500)	$(2,369,800)
Net loss	$(1,261,100)	$(1,112,800)	$(2,373,900)

The following tables present total assets by segment as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
ETH Staking Business	$10,315,400	$11,120,100
Lease Business	491,300	1,431,700
	$10,806,700	$12,551,800

10.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of the Company’s business, the Company may be subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations.

11.	SUBSEQUENT EVENTS

On August 4, 2023, Bit Digital, SDP and MTP entered into a termination agreement whereby the parties agreed that SDP purchased Bit Digital’s 40% interest, consisting of 120,000 ordinary shares, in MTP for SGD$120,000. As a result of the transaction, SDP owns all outstanding ordinary shares of MTP. As a result of the purchase of Bit Digital’s interest in MTP, MTP will no longer provide non-custodial staking tools to third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022 and the audited consolidated financial statements and notes included therein (collectively, the “2022 Annual Report”), as well as the Company’s unaudited condensed consolidated financial statements and the related notes included in this report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, the Company has presumed that readers have access to and have read the disclosure under the same heading contained in the 2022 Annual Report. This discussion and analysis contains forward-looking statements. Please see the cautionary note regarding these statements at the beginning of this report.

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

On August 4, 2023, Bit Digital, SDP and MTP entered into a termination agreement whereby the parties agreed that SDP purchased Bit Digital’s 40% interest, consisting of 120,000 ordinary shares, in MTP for SGD$120,000. As a result of the transaction, SDP owns all outstanding ordinary shares of MTP. As a result of the purchase of Bit Digital’s interest in MTP, MTP will no longer provide non-custodial staking tools to third parties.

Recent Developments

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

On June 5, 2023, we entered into a Network Security Service Agreement (the “Service Agreement”) with Vision Ace Limited, a company organized under the laws of the British Virgin Islands (the “Provider”). The Service Agreement has a term of 12 months, commencing on June 5, 2023. Pursuant to the Service Agreement, the Company has agreed to engage the Provider to provide network security service.

On April 25, 2023, we, through our 100% controlled Singapore subsidiary SDP, invested $300,000 in MarsLand Global Limited (“MarsLand”), a BVI company and held 30% interest in MarsLand. The other shareholders of MarsLand are non-affiliated.

From the end of April to the end of June 2023, which was a transition period, we terminated cooperation with an outsourced third-party IT company to develop and maintain our MarsProtocol staking platform. There are no penalties or contingencies arising from the termination of cooperation. As a result, effective July 1, 2023, we will not provide non-custodial staking tools to third parties.

MarsLand will provide staking services to institutional clients, including us and Bit Digital. Further, Saving Digital is applying for the trademark “MarsProtocol”. After the successful application, Saving Digital will authorize MarsLand to use the trademark MarsProtocol to conduct MarsLand’s staking as a service (“StaaS”) business. MarsLand will provide StaaS business of which we may utilize their services. We may also continue to conduct Ethereum solo-staking as part of our own business.

Ethereum Rewards

During the six months ended June 30, 2023 we earned an aggregate of 5.7 ETH as rewards from our solo-staking and 1.0 ETH in fees generated from our proof-of-stake technology tools for digital assets through the staking platform “MarsProtocol”.

The following table presents our ETH activities for the six months ended June 30, 2023:

	Number of ETH	Amount (1)

Balance at December 31, 2022	334.2	$369,200
Receipt of ETH as staking reward	5.7	9,600
Receipt of ETH from provision of staking technology tools	1.0	2,000
Exchange of cash and stable coins into ETH	1,083.7	1,983,300
Repayment of borrowings of ETH to a third party	(32.0)	(34,600)
Payment of other expenses	(0.1)	(200)
Impairment of ETH	-	(223,000)
Balance at June 30, 2023	1,392.5	$2,106,300

(1)	Receipt of digital assets from staking reward are the product of the number of ETH received multiplied by the ETH price obtained from Coinmarketcap, calculated on a daily basis. Sales of digital assets are the actual amount received from sales.

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

Segment and Related Information

For the three and six months ended June 30, 2022, the Company had two business segments which were comprised of 1) the newly launched GameFi business, and 2) the leasing of regional aircraft to foreign and domestic regional airlines. However, due to regulatory challenges, the Company, on November 4, 2022, discontinued the Mano game and the alSpace platform. Accordingly, for the three and six months ended June 30, 2023, the Company had two business segments which were comprised of 1) the newly launched ETH staking business, and 2) the leasing of regional aircraft to foreign and domestic regional airlines.

The following tables present summary information of operations by segment for the three months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30, 2023
	Staking	Leasing
	Business	Business	Total
Revenue and other income	$13,000	$-	$13,000
Gross loss	$(2,100)	$-	$(2,100)
Total operating expenses	$(949,200)	$(742,400)	$(1,691,600)
Loss before income tax provision	$(965,800)	$(734,100)	$(1,699,900)
Net loss	$(966,200)	$(735,400)	$(1,701,600)

	For the Three Months Ended June 30, 2022
	GameFi	Leasing
	Business	Business	Total
Revenue and other income	$3,200	$-	$3,200
Gross loss	$(530,100)	$-	$(530,100)
Total operating expenses	$(547,400)	$(617,500)	$(1,164,900)
Loss before income tax provision	$(1,077,500)	$(617,500)	$(1,695,000)
Net loss	$(1,077,900)	$(619,700)	$(1,697,600)

The following tables present summary information of operations by segment for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30, 2023
	Staking	Leasing
	Business	Business	Total
Revenue and other income	$19,600	$-	$19,600
Gross loss	$(225,300)	$-	$(225,300)
Total operating expenses	$(2,064,100)	$(1,128,800)	$(3,192,900)
Loss before income tax provision	$(2,303,900)	$(1,118,600)	$(3,422,500)
Net loss	$(2,304,700)	$(1,058,200)	$(3,362,900)

	For the Six Months Ended June 30, 2022
	GameFi	Leasing
	Business	Business	Total
Revenue and other income	$326,800	$120,000	$446,800
Gross loss	$(234,300)	$120,000	$(114,300)
Total operating expenses	$(1,026,000)	$(1,229,500)	$(2,255,500)
Loss before income tax provision	$(1,260,300)	$(1,109,500)	$(2,369,800)
Net loss	$(1,261,100)	$(1,112,800)	$(2,373,900)

Results of Operations

The following table represents our unaudited condensed consolidated statement of operations for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023		2022
	$	% of Revenues	$	% of Revenues

Revenues and other income	$13,000	100%	$3,200	100%
Cost of revenues	15,100	116%	533,300	16,666%
Gross loss	(2,100)	(16)%	(530,100)	(16,566)%

Expenses:
Impairment of digital assets	-	0%	8,300	259%
Gain from exchange of digital assets	18,500	142%	-	-%
Professional fees, general administrative and other	960,900	7,392%	449,500	14,047%
Salaries and employee benefits	594,200	4,571%	603,800	18,869%
IT expenses	3,300	25%	-	-%
Insurance	98,900	761%	100,500	3,141%
Other taxes	-	-	2,800	88%
Marketing expenses	15,800	122%	-	-%
Total operating expenses	1,691,600	13,013%	1,164,900	36,403%
Other expenses, net	(6,200)	(48)%	-	-%
Loss from operations before income tax expenses	(1,699,900)	(13,077)%	(1,695,000)	(52,969)%
Income tax expense	(1,700)	(13)%	(2,600)	(81)%
Net loss and comprehensive loss	$(1,701,600)	(13,090)%	$(1,697,600)	(53,050)%

Revenues

Revenues increased by $9,800 to $13,000 in the three months ended June 30, 2023 from $3,200 in the three months ended June 30, 2022.

For the three months ended June 30, 2023, we generated revenues of $4,200 from solo-staking and revenues of $8,800 from provision of staking technology tools. Both solo-staking services and provision of staking technology tools were just launched in the fourth quarter of 2022.

For the three months ended June 30, 2022, we generated revenues of $3,200 from GameFi business. However we discontinued our Mano game and the alSpace platform in November 2022 due to regulatory challenges.

Cost of Sales

Cost of sales for the three months ended June 30, 2023, decreased by $0.52 million, or 97%, to $15,100 compared to $0.53 million for the three months ended June 30, 2022.

For the three months ended June 30, 2023, the cost of revenues primarily consisted of IT expenses which were incurred to support our solo staking business. While for the three months ended June 30, 2023, the cost of revenue primarily consisted of expenses which were incurred to design and develop our Mano game and the alSpace platform.

Gross Loss

Gross loss for the three months ended June 30, 2023 decreased by $0.53 million or 100%, to $2,100 compared to gross loss of $0.53 million for the three months ended June 30, 2022 as a result of changes in of our operating business from operating Mano game to staking services.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2023 increased by $0.53 million or 45%, to $1.69 million compared to $1.16 million for the three months ended June 30, 2022. The changes in expenses were primarily caused by impairment of digital assets, loss from exchange of digital assets, and professional fees and other general and administrative expenses.

Impairment of digital assets. For the three months ended June 30, 2023 and 2022, we recognized an impairment of $nil and $8,300 against ETH, respectively. We measured for impairment of digital assets whenever indicators of impairment are identified based on the intraday low quoted price of digital assets.

Loss from exchange of digital assets. For the three months ended June 30, 2023, we recognized loss of $18,500 from exchange of 32.2 ETH. For the three months ended June 30, 2022, no exchange gain or loss was incurred because we exchanged minimal digital assets.

Professional fees, general and administrative and other expenses. Professional fees, general and administrative and other expenses increased by $0.51 million, or 114% to $0.96 million in the three months ended June 30, 2023 from $0.45 million in the three months ended June 30, 2022, primarily because the Company incurred more consulting expenses during the three months ended June 30, 2023 to support our solo-staking business.

Income tax provision

The Company recorded income tax expenses of $1,700 in the second quarter of 2023, or negative 0.1% of pre-tax loss, compared to $2,600 income tax expense, or negative 0.15% of pre-tax loss in the second quarter of 2022. The difference in the effective federal income tax rate from the normal statutory rate in the second quarter of 2023 was primarily because The Company applied a full valuation allowance on its deferred tax assets.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through June 30, 2023, the current year operation forecast, the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

Net Loss

As a result of the foregoing, net loss for the three months ended June 30, 2023 increased by $4,000 or 0.2%, to $1.70 million as compared to $1.70 million for the three months ended June 30, 2022.

The following table represents our unaudited condensed consolidated statement of operations for the six months ended June 30, 2023 and 2022.

	Six months ended June 30,
	2023		2022
	$	% of Revenues	$	% of Revenues

Revenues and other income	$19,600	100%	$443,600	100%
Cost of revenues	244,900	1,249%	561,100	126%
Gross loss	(225,300)	(1,149)%	(114,300)	(26)%

Expenses:
Impairment of digital assets	223,000	1,138%	8,300	2%
Gain from exchange of digital assets	11,500	59%	-	-%
Professional fees, general administrative and other	1,791,300	9,139%	1,001,400	225%
Salaries and employee benefits	940,200	4,797%	1,236,300	279%
IT expenses	8,000	41%	-	-%
Insurance	197,800	1,009%	186,700	42%
Marketing expenses	21,100	108%	-	-%
Interest	-	-	120,000	27%
Other taxes	-	-	2,800	1%
Reversal of bad debt expense	-	-	(300,000)	(68)%
Total operating expenses	3,192,900	16,291%	2,255,500	508%
Other expenses, net	(4,300)	(22)%	-	-%
Loss from operations before income tax expenses	(3,422,500)	(17,462)%	(2,369,800)	(534)%
Income tax expense	59,600	304%	(4,100)	(1)%
Net loss and comprehensive loss	$(3,362,900)	(17,158)%	$(2,373,900)	(535)%

Revenues

Revenues decreased by $0.43 million to $19,600 in the six months ended June 30, 2023 from $0.44 million in the six months ended June 30, 2022.

For the six months ended June 30, 2023, we generated revenues of $9,600 from solo-staking and revenues of $10,000 from provision of staking technology tools. Both solo-staking services and provision of staking technology tools were just launched in the fourth quarter of 2022.

For the six months ended June 30, 2022, we generated revenues of $0.33 million from GameFi business and revenues of $0.12 million from operating lease business. However we discontinued our Mano game and the alSpace platform in November 2022 due to regulatory challenges, and we did not generate operating lease income in the first half of 2023.

Cost of Sales

Cost of sales for the six months ended June 30, 2023, decreased by $0.32 million, or 56%, to $0.24 million compared to $0.56 million for the six months ended June 30, 2022.

For the six months ended June 30, 2023, the cost of revenues primarily consisted of IT expenses which were incurred to support our solo staking business. While for the six months ended June 30, 2023, the cost of revenue primarily consisted of expenses which were incurred to design and develop our Mano game and the alSpace platform.

Gross Loss

Gross loss for the six months ended June 30, 2023 increased by $0.12 million or 97%, to $0.23 million compared to gross loss of $0.11 million for the six months ended June 30, 2022 as a result of changes in of our operating business from operating Mano game to staking services.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2023 increased by $0.94 million or 42%, to $3.19 million compared from $2.25 million for the six months ended June 30, 2022. The changes in expenses were primarily caused by impairment of digital assets, interest expenses, and professional fees and other general and administrative expenses.

Impairment of digital assets. For the six months ended June 30, 2023 and 2022, we recognized impairment of $0.22 million and $8,300 against ETH, respectively. We measured for impairment of digital assets whenever indicators of impairment are identified based on the intraday low quoted price of digital assets.

Interest. The Company’s interest expense decreased by $0.12 million, or 100% to $nil million in the six months ended June 30, 2023 from $0.12 million in the same period of 2022. The change was mainly due to the fact that we did not involve in aircraft operating lease business for the six months ended June 30, 2023 and thus did not incur interest expenses.

Professional fees, general and administrative and other expenses. Professional fees, general and administrative and other expenses increased by $0.79 million, or 79% to $1.79 million in the six months ended June 30, 2023 from $1.00 million in the six months ended June 30, 2022, primarily because the Company incurred more consulting expenses during the six months ended June 30, 2023 to support our solo-staking business.

Income tax benefits (expenses)

The Company recorded income tax benefits of $59,600 in the first half of 2023, or 1.76% of pre-tax loss, compared to $4,100 income tax expense, or negative 0.17% of pre-tax loss in the second quarter of 2022. The difference in the effective federal income tax rate from the normal statutory rate in the first half of 2023 was primarily because we recognized tax benefits on tax refund.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through June 30, 2023, the current year operation forecast, the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

Net Loss

As a result of the foregoing, net loss for the six months ended June 30, 2023 increased by $0.99 million or 42%, to $3.36 million as compared to $2.37 million for the six months ended June 30, 2022.

Liquidity and Capital Resources

On January 20, 2023 and February 15, 2023, the Company closed a private placement by offering 4,314,615 shares of common stock and 765,384 shares of common stock, respectively. The per share price was $1.30. The received gross proceeds aggregating $6.6 million.

For the three months ended June 30, 2023 and 2022, the Company reported net losses of $1.7 million and $1.7 million, respectively. For the six months ended June 30, 2023 and 2022, the Company reported net losses of $3.4 million and $2.4 million, respectively, and cash flows of $1.0 million and $3.4 million used in operating activities. In addition, the Company had accumulated deficits of $16.4 million and $13.4 million as of June 30, 2023 and December 31, 2022 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2023, the Company had working capital of $9.3 million, among which the Company held cash of $6.8 million, stable coins of $0.2 million and digital assets of $2.1 million, which were highly liquid and easily convertible into cash over the market.

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

Cash Flow

	For the Six Months Ended June 30,
	2023	2022

Net cash used in operating activities	$(959,800)	$(3,413,300)
Net cash used in investing activities	(850,000)	-
Net cash provided by financing activities	1,393,900	-
Net decrease in cash and cash equivalents	(415,900)	(3,413,300)
Cash, cash equivalents, beginning of period	7,263,600	7,380,700
Cash, cash equivalents, end of period	$6,847,700	$3,967,400

Operating activities

The Company reported cash flows of $1.0 million used in operating activities for the six months ended June 30, 2023, which was mainly attributable to collection of income tax refund of $1.1 million from tax bureau, partially offset by payment of $1.8 million in salary expenses, consulting expenses and IT expenses.

The Company’s net cash outflow from operations was $3.4 million for the six months ended June 30, 2022, which was mainly attributable to payment of $1.2 million for salaries and welfare, and payment of $1.0 million  for professional fees and legal expenses with our launch of GameFi business, and $0.5 million for the maintenance cost for the platform.

Investing activities

For the six months ended June 30, 2023, the Company reported cash flows of $0.9 million used in investing activities, which was primarily attributable to investment in two equity investees.

For the six months ended June 30, 2022, t the Company did not provide or use any cash from investing activities.

Financing activities

For the six months ended June 30, 2023, the Company had cash inflows of $1.4 million from financing activities, which was primarily attributable to proceeds of $1.3 million raised from private placements and capital contribution of $0.1 million a non-controlling shareholder.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the material weakness described below, as of June 30, 2023, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, you may be subject to the following additional risk factor.

We may be classified as an inadvertent investment company.

We are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. Under the Investment Company Act, however, a company may be deemed an investment company under Section 3(a)(1)(C) of the Investment Company Act if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. Further, per the Investment Company Act of 1940 companies who are not making, and do not propose to make, a public offering of its securities and whose outstanding securities (other than short-term paper) are beneficially owned by fewer than 100 persons are excluded from the definition of an investment company.

We have commenced digital asset mining, the output of which is Bitcoin, which the SEC has not indicated it deems a security. In the event that securities we hold, including any digital assets that may in the future be deemed securities, exceed 40% of our total assets, exclusive of cash, we would inadvertently become an investment company. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. We may be required to put in place policies that we expect will work to keep the investment securities held by us at less than 40% of our total assets, which may include acquiring assets with our cash, liquidating our investment securities or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

As Rule 3a-2 is available to a company no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after we cease being an inadvertent investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
10.1	Termination Agreement. Bit Digital Singapore Pte Ltd., Saving Digital Pte Ltd., and Marsprotocol Technologies Pte Ltd. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 9, 2023.
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2023	Mega Matrix Corp.

	By:	/s/ Yucheng Hu
Yucheng Hu
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Qin (Carol) Wang
Qin (Carol) Wang
Chief Financial Officer (Principal Financial Officer)