Form 10-Q
period 2023-09-30
Mega Matrix Corp.
filed 2023-11-13
CIK 1036848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of registrant’s common stock outstanding as of November 7, 2023 was 31,724,631.

MEGA MATRIX CORP.

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

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

ii

PART I - Financial Information

Item 1. Financial Statements

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Rounded to the Nearest Hundred US Dollar, except for share and per share data, unless otherwise stated)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,967,000	$7,263,600
Stable coins	9,700	2,972,000
Digital assets	5,036,600	459,300
Due from a related party	37,100	-
Taxes receivable	-	1,095,600
Prepaid expenses and other assets	374,100	761,300
Total current assets	7,424,500	12,551,800

Non-current Assets:
Long-term investments	1,609,300	-
Total non-current assets	1,609,300	-

Total assets	$9,033,800	$12,551,800

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$291,700	$254,700
Accrued payroll	-	132,700
Income taxes payable	5,900	18,500
Subscription fee advanced from the shareholders	-	5,184,000
Total liabilities	297,600	5,589,900

Commitments and contingencies (Note 10)

Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 and 40,000,000 shares authorized, 31,724,631 and 26,484,055 shares outstanding at September 30, 2023 and December 31, 2022, respectively	31,800	26,500
Paid-in capital	28,114,600	21,372,100
Accumulated deficit	(17,865,100)	(13,420,400)
Total Mega Matrix Corp. Stockholders’ Equity	10,281,300	7,978,200
Non-controlling interests	(1,545,100)	(1,016,300)
Total equity	8,736,200	6,961,900
Total liabilities and equity	$9,033,800	$12,551,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Rounded to the Nearest Hundred US Dollar, except for share and per share data, unless otherwise stated)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2023	2022	2023	2022
Revenues and other income:
Operating lease revenue	$-	$-	$-	$120,000
Gamefi revenue	-	-	-	326,800
Revenue from solo staking	4,400	-	14,000	-
Revenue from provision of staking technology tools	-	-	10,000	-
	4,400	-	24,000	446,800
Cost of revenues	(19,000)	-	(263,900)	(561,100)
Gross loss	(14,600)	-	(239,900)	(114,300)

Operating expenses (income):
Impairment of digital assets	490,100	2,100	713,100	10,400
Impairment of intangible assets	-	888,900	-	888,900
Loss from exchange of digital assets	600	-	12,100	-
Professional fees, general and administrative and other	612,200	789,300	2,403,500	1,790,700
Salaries and employee benefits	372,200	467,300	1,312,400	1,703,600
IT expenses	2,400	-	10,400	-
Insurance	98,900	86,200	296,700	272,900
Marketing expenses	4,600	-	25,700	-
Interest	-	-	-	120,000
Other taxes	-	-	-	2,800
Reversal of bad debt expense	-	-	-	(300,000)
Total operating expenses	1,581,000	2,233,800	4,773,900	4,489,300

Other income (expenses):
Share of equity loss in an equity method investee	(26,200)	-	(40,700)	-
Other (expenses) income	(1,900)	-	8,300	-
Total other expenses, net	(28,100)	-	(32,400)	-

Loss from operations before income tax expenses	(1,623,700)	(2,233,800)	(5,046,200)	(4,603,600)

Income tax benefits	13,100	10,700	72,700	6,600
Net loss and comprehensive loss	$(1,610,600)	$(2,223,100)	$(4,973,500)	$(4,597,000)
Less: Net loss and comprehensive loss attributable to non-controlling interests	137,800	245,300	528,800	724,300
Net loss and comprehensive loss attributable to Mega Matrix Corp.’s shareholders	$(1,472,800)	$(1,977,800)	$(4,444,700)	$(3,872,700)
Loss per share:
Basic	$(0.05)	$(0.10)	$(0.16)	$(0.21)
Diluted	$(0.05)	$(0.10)	$(0.16)	$(0.21)

Weighted average shares used in loss per share computations:
Basic	31,724,631	22,084,055	31,187,818	22,084,055
Diluted	31,724,631	22,084,055	31,187,818	22,084,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

	Mega Matrix Corp. Stockholder’s Equity
	Common Stock				Non-
	Number of Stocks	Amount	Paid-in Capital	Accumulated Deficits	Controlling Interests	Total
Balance, December 31, 2021	22,084,055	$22,100	$16,982,700	$(4,954,400)	$(237,100)	$11,813,300)
Share based compensation	-	-	-	-	65,000	65,000
Net loss	-	-	-	(536,300)	(140,000)	(676,300)
Balance, March 31, 2022	22,084,055	$22,100	$16,982,700	$(5,490,700)	$(312,100)	$11,202,000
Cancellation of share-based compensation due to one management	-	-	-	-	(12,000)	(12,000)
Net loss	-	-	-	(1,358,600)	(339,000)	(1,697,600)
Balance, June 30, 2022	22,084,055	$22,100	$16,982,700	$(6,849,300)	$(663,100)	$9,492,400
Acquisition of a subsidiary under common control	-	-	(6,200)	-	-	(6,200)
Net loss	-	-	-	(1,977,800)	(245,300)	(2,223,100)
Balance, September 30, 2022	22,084,055	$22,100	$16,976,500	$(8,827,100)	$(908,400)	$7,263,100

Balance, December 31, 2022	26,484,055	$26,500	$21,372,100	$(13,420,400)	$(1,016,300)	$6,961,900
Issuance of common stocks pursuant to private placement	5,079,999	5,100	6,533,900	-	-	6,539,000
Net loss	-	-	-	(1,513,900)	(147,400)	(1,661,300)
Balance, March 31, 2023	31,564,054	$31,600	$27,906,000	$(14,934,300)	$(1,163,700)	$11,839,600
Issuance of common stocks to a service provider	160,577	200	208,600	-	-	208,800
Capital injection from a non-controlling shareholder	-	-	-	-	88,900	88,900
Net loss	-	-	-	(1,458,000)	(243,600)	(1,701,600)
Balance, June 30, 2023	31,724,631	$31,800	$28,114,600	$(16,392,300)	$(1,318,400)	$10,435,700
Withdrawal of capital by a non-controlling shareholder	-	-	-	-	(88,900)	(88,900)
Net loss	-	-	-	(1,472,800)	(137,800)	(1,610,600)
Balance, September 30, 2023	31,724,631	$31,800	$28,114,600	$(17,865,100)	$(1,545,100)	$8,736,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Rounded to the Nearest Hundred US Dollar, unless otherwise stated)

	For the Nine Months Ended September 30
	2023	2022

Net cash used in operating activities	$(1,965,200)	$(4,671,200)

Investing activities:
Investment in equity investees	(1,350,000)	-
Purchase of digital assets	(3,146,500)	-
Purchase of stable coins	(139,900)	-
Proceeds paid to acquire a subsidiary under common control	-	(10,000)
Acquisition of net assets of a subsidiary	-	3,800
Net cash used in investing activities	(4,636,400)	(6,200)

Financing activities:
Proceeds from issuance of common stocks pursuant to private placements	1,305,000	-
Subscription fee advanced from investors	-	2,200,000
Capital injection from a non-controlling shareholder	88,900	-
Capital withdrawal by a non-controlling shareholder	(88,900)	-
Net cash provided by financing activities	1,305,000	2,200,000
Net decrease in cash and cash equivalents	(5,296,600)	(2,477,400)
Cash and cash equivalents, beginning of period	7,263,600	7,380,700
Cash and cash equivalents, end of period	$1,967,000	$4,903,300
Supplemental Cash Flow Information

Payment of interest expenses	$-	$120,000
Refund of income tax expenses	$1,067,600	$-

Non-cash Investing and Financing activities
Collection of USDC from issuance of common stocks pursuant to private placements	$50,000	$-
Investment in equity investees in USDC	$300,000	-
Issuance of common stocks to settle advance from subscription fee from investors	$6,539,000	$-
Subscription fee advanced from investors in USDC	$-	$775,000

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

On August 31, 2022, we acquired all of the equity interest in Saving Digital Pte, Ltd., a Singapore corporation (“SDP”) with no operations and approximately $3,800 in cash, from our chairman Yucheng Hu for a nominal consideration of $10,000. On September 19, 2022, through SDP, we purchased 37 Ethereum (ETH) for the purpose of exploring Ethereum staking opportunities following the transition by Ethereum on September 15, 2022 from proof-of-work (PoW) to a proof-of-stake (PoS) consensus mechanism referred to as the “Merge.” Prior to the Merge, Ethereum utilized a PoW validation method for digital asset transactions. Following the Merge, Ethereum shifted to a PoS validation system where validators stake their ETH into a smart contract on Ethereum to serve as collateral that can be destroyed if the validator behaves dishonestly or lazily. The validator (selected randomly) is then responsible for processing the blockchain transactions, storing data and adding new blocks to the blockchain. Validators receives a transaction fee on their staked coins in ETH as a reward for their active participation in the network. To become a validator on Ethereum, a participant must stake 32 ETH. As of September 30, 2023, SDP staked 320 ETH to become ten (10) validators to Ethereum to earn ETH rewards and yield. As of the date of this report, SDP staked 1,600 ETH to become fifty (50) validators to Ethereum to earn ETH rewards and yield. Solo-Staking enables SDP to utilize its ETH treasury to stake on the Ethereum beacon chain and to earn ETH-denominated rewards directly from the Ethereum protocol.

On March 1, 2023, SDP and Bit Digital Singapore Pte. Ltd. (“Bit Digital”), entered into a shareholders’ agreement (the “Shareholders Agreement”) with Marsprotocol Technologies Pte. Ltd. (“MTP”), to provide proof-of-stake technology tools for digital assets through the staking platform “MarsProtocol”, an institutional grade non-custodial staking technology. Pursuant to the Shareholders Agreement, SDP will own 60% and Bit Digital will own 40% of MTP. Through the MarsProtocol platform, MTP planned to provide non-custodial staking tools. On April 25, 2023, we, through our 100% controlled Singapore subsidiary SDP, invested $300,000 in MarsLand Global Limited (“MarsLand”), a BVI company and held 30% interest in MarsLand. The other shareholders of MarsLand are non-affiliated. MarsLand provides staking services to institutional clients, including us and Bit Digital. Further, Saving Digital is applying for the trademark “MarsProtocol”. After the successful application, Saving Digital will authorize MarsLand to use the trademark MarsProtocol to conduct MarsLand’s staking as a service (“StaaS”) business. MarsLand will provide StaaS business of which we may utilize their services. We may also continue to conduct Ethereum solo-staking as part of our own business.

From the end of April to the end of June 2023, which was a transition period, we terminated cooperation with an outsourced third-party IT company to develop and maintain our MarsProtocol staking platform. There are no penalties or contingencies arising from the termination of cooperation. As a result, effective July 1, 2023, we will not provide non-custodial staking tools to third parties. On August 4, 2023, Bit Digital exited its investment in MTP and withdrew its capital contribution of SGC$120,000 from MTP. As a result of the transaction, SDP owns all outstanding ordinary shares of MTP.

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

On August 24, 2023, per the recommendation of JMC’s board of directors, the Company, as a holder of a majority of the voting stock of JMC, elected to approve the winding up and dissolution of JMC. JMC will cease providing aircraft advisory and management services upon winding up. As of the date of this report, JMC is in the winding up process.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period. All intercompany balances and transactions have been eliminated on consolidation.

Non-controlling interests

Non-controlling interests represent the equity interests of MTP and JMC that are not attributable, either directly or indirectly, to the Company. In the three months ended September 30, 2023, the non-controlling equity holder exited its investment in MTP. As of September 30, 2023 and December 31, 2022, non-controlling equity holders held 45.81% and 45.81% equity interest in JMC, respectively.

Going concern

For the nine months ended September 30, 2023 and 2022, the Company reported net losses of $5.0 million and $4.6 million, respectively, and cash flows of $2.0 million and $4.7 million used in operating activities. In addition, the Company had accumulated deficits of $17.9 million and $13.4 million as of September 30, 2023 and December 31, 2022 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2023, the Company had working capital of $7.1 million, among which the Company held cash of $2.0 million, stable coins of $9,700 and digital assets of $5.0 million, which were highly liquid and easily convertible into cash over the market.

Given the financial condition of the Company and its operating performance, the Company assesses current working capital is sufficient to meet its obligations for the next 12 months from the issuance date of this report. Accordingly, management continues to prepare the Company’s unaudited condensed consolidated financial statements on going concern basis.

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

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Digital assets are measured on a first-in-first-out (“FIFO”) basis and measured for impairment whenever indicators of impairment are identified based on the intraday low quoted price of digital assets. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the digital assets. Subsequent reversal of impairment losses is not permitted. Digital assets are classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its digital assets to support operations when needed. Impairment of $713,100 and $10,400 for digital assets was recognized for the nine months ended September 30, 2023 and 2022, respectively.

Purchases of digital assets by the Company, if any, will be included within investing activities in the accompanying unaudited condensed consolidated statements of cash flows, while digital assets awarded to the Company through its GameFi and Solo-staking business are included within operating activities on the accompanying unaudited condensed consolidated statements of cash flows. The sales of digital assets are included within operating activities in the accompanying unaudited condensed consolidated statements of cash flows and any realized gains or losses from such sales are included in “realized gain (loss) on exchange of digital assets” in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company accounts for its gains or losses in accordance with the first-in first-out method of accounting. As of September 30, 2023 and December 31, 2022, the Company did not sell its digital assets for cash.

ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. The Company determines CoinMarketCap as its principal market, as it is one of the earliest and the most trusted sources by users, institutions, and media for comparing thousands of cryptocurrency and selected by the U.S. government.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Long-term investments

As of September 30, 2023, long-term investments represent the Company’s investment in one equity method investee over which the Company has significant influence, and investment in two privately held companies over which the Company neither has control nor significant influence through investments in ordinary shares.

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

Investment in privately held companies

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

Taxes

As part of the process of preparing the Company’s consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing both permanent and temporary differences resulting from differing treatment of items for tax and US GAAP purposes. The temporary differences result in deferred tax assets and liabilities, which are included in the balance sheet. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s three-year book cumulative loss through September 30, 2023, the financial forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

Reclassification

Certain items in the financial statements of comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets and total liabilities as of September 30, 2023 or on the statements of operations for the three and nine months ended September 30, 2023. A reclassification of USDT from stable coin to digital assets has been made to the consolidated balance sheet as of December 31, 2022.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

3. STABLE COINS

Stable coins were comprised of the following:

	September 30,	December 31,
	2023	2022
USDC	$9,700	$2,972,000

A reclassification of USDT from stable coin to digital assets has been made to the consolidated balance sheet as of December 31, 2022.

The following table presents additional information about USDC for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022

Opening balance	$2,972,000	$-
Collection of USDC from subscription fee from investors	50,000	775,000
Collection of USDC from provision of staking technology tools	6,800	-
Purchases of USDC	139,900	-
Collection of USDC from exchange of USDT	595,000	-
Collection of USDC from exchange of ETH and BNB	-	297,500
Investment in an equity-method investee in USDC	(300,000)	-
Exchange of USDC into ETH	(2,894,300)	-
Payment of service fees and other expenses	(559,700)	(140,100)
Ending balance	$9,700	$932,400

4. DIGITAL ASSETS

Digital asset holdings were comprised of the following:

	September 30,	December 31,
	2023	2022
ETH	$4,418,700	$369,200
USDT*	617,800	90,100
	$5,036,500	$459,300

*	A reclassification of USDT from stable coin to digital assets has been made to the consolidated balance sheet as of December 31, 2022.

For the three months ended September 30, 2023 and 2022, the Company recognized impairment loss of $490,100 and $2,100 on ETH, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized impairment loss of $713,100 and $10,400 on ETH, respectively.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

4. DIGITAL ASSETS (CONTINUED)

Additional information about digital assets

The following table presents additional information about ETH for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Opening balance	$369,200	$-
Addition of ETH staking reward	14,000	-
Purchases of ETH in cash	-	48,400
Purchases of ETH from exchange of USDC	2,894,300	-
Purchases of ETH from exchange of USDT	1,904,700	-
Collection of ETH from other services	3,700	-
Exchange of ETH into USDC	-	(100)
Return of ETH to a third party	(34,600)	-
Payment of ETH for other services	(19,500)	-
Impairment of ETH	(713,100)	(2,100)
Ending balance	$4,418,700	$46,200

The following table presents additional information about USDT for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Opening balance	$90,100	$-
Purchase of USDT in cash	3,146,500	-
Exchange of USDT into ETH	(1,904,700)	-
Exchange of USDT into USDC	(595,800)	-
Collection of USDT from exchange of BNB	-	-
Payment of service fees	(118,300)	-
Ending balance	$617,800	$-

5. LONG-TERM INVESTMENTS

Long-term investments were comprised of the following:

	September 30, 2023	December 31, 2022
Investment in MarsLand Global Limited (“MarsLand”) (a)	$259,300	$-
Investment in Quleduo Technology Co., (“Quleduo”) (b)	1,000,000	-
Investment in DaoMax Technology Co., Ltd, (“DaoMax”) (c)	350,000	-
Total	$1,609,300	$-

(a) Investment in MarsLand

MarsLand is a privately held company. In May 2023, the Company, through Saving Digital Pte. Ltd. (“Saving Digital”), its wholly owned subsidiary, invested consideration of $300,000 in USDC, which represents 30% of equity interest in MarsLand. The Company used equity method to measure the investment in MarsLand. For the three and nine months ended September 30, 2023, the Company recorded a loss of $26,200 and $40,700 for its share of the results of MarsLand. As of September 30, 2023, the Company did not recognize impairment against the investment in MarsLand.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

5. LONG-TERM INVESTMENTS (CONTINUED)

(b) Investment in Quleduo

Quleduo is a privately held company which is engaged in software design and development. In May and September 2023, the Company made a total cash consideration of $1,000,000 in two instalments to acquire 18.2% of equity interest in Quleduo. Quleduo is a privately held company, over which the Company neither has control nor significant influence through investment in ordinary shares. The Company accounted for the investment in Quleduo using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

For the three and nine months ended September 30, 2023, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of September 30, 2023, the Company did not recognize impairment against the investment security.

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

For the three and nine months ended September 30, 2023, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of September 30, 2023, the Company did not recognize impairment against the investment security.

6. OPERATING LEASES

As of September 30, 2023 and December 31, 2022, the Company leases office spaces in the United States under non-cancelable operating leases, with terms ranging within 12 months. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

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

The Company applied practical expedient to account for short-term leases with lease term within 12 months. The Company records operating lease expense in its consolidated statements of income and comprehensive income on a straight-line basis over the lease term and record variable lease payments as incurred. For the three months ended September 30, 2023 and 2022, the Company recorded rent expenses of $37,700 and $39,400, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded rent expenses of $69,600 and $123,400, respectively.

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

On June 5, 2023, the Company issued 160,577 Common Stock to a third-party provider which provided network security services to the Company. The service fee was agreed at $208,800.

As of September 30, 2023, the Company authorized 40,000,000 shares of common stocks, and had 31,724,631 shares issued and outstanding.

8. INCOME TAXES

The Company recorded income tax benefits of $13,100 in the three months ended September 30, 2023, or 0.81% of pre-tax loss, compared to $10,700 income tax benefits, or 0.48% of pre-tax loss in the three months ended September 30, 2022. The Company recorded income tax benefits of $72,700 in the nine months ended September 30, 2023, or 1.44% of pre-tax loss, compared to $6,600 income tax benefits, or 0.14% of pre-tax loss in the nine months ended September 30, 2022. The difference in the effective federal income tax rate from the normal statutory rate in the three and nine months ended September 30, 2023 was primarily because the increase in foreign income tax receivable, the uncertain tax benefit reserve release due to the expiration of Statue of Limitations, and the Company applied a full valuation allowance on its deferred tax assets.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through September 30, 2023, the current year operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, as well as the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

In addition, the Company has closely monitored the development of Pillar Two - Global Minimum Tax- introduced by the Organization for Economic Co-operation and Development (“OECD”) and the impact on the Company’s effective tax rate. As of the quarter ended September 30, 2023, the Company expects no impact from the Pillar Two as the Company’s worldwide revenue is below the revenue threshold.

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

Due to regulatory challenges, the Company, on November 4, 2022, discontinued the Mano game and the alSpace platform. Accordingly as of September 30, 2023 and December 31, 2022, and for the three and nine months ended September 30, 2023, the Company had two business segments which were comprised of 1) the ETH staking business, and 2) the leasing of regional aircraft to foreign and domestic regional airlines.

For the three and nine months ended September 30, 2022, the Company had two business segments which were comprised of 1) the GameFi business, and 2) the leasing of regional aircraft to foreign and domestic regional airlines.

The following tables present summary information of operations by segment for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30, 2023
	Staking	Leasing
	Business	Business	Total
Revenue and other income	$4,400	$-	$4,400
Gross loss	$(14,600)	$-	$(14,600)
Total operating expenses	$(1,404,600)	$(176,400)	$(1,581,000)
Loss before income tax provision	$(1,447,300)	$(176,400)	$(1,623,700)
Net loss	$(1,447,700)	$(162,900)	$(1,610,600)

	For the Three Months Ended September 30, 2022
	GameFi	Leasing
	Business	Business	Total
Revenue and other income	$-	$-	$-
Gross loss	$-	$-	$-
Total operating expenses	$(1,381,100)	$(852,700)	$(2,233,800)
Loss before income tax provision	$(1,381,100)	$(852,700)	$(2,233,800)
Net loss	$(1,381,500)	$(841,600)	$(2,223,100)

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

9. OPERATING SEGMENTS (CONTINUED)

The following tables present summary information of operations by segment for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30, 2023
	Staking	Leasing
	Business	Business	Total
Revenue and other income	$24,000	$-	$24,000
Gross loss	$(239,900)	$-	$(239,900)
Total operating expenses	$(3,468,700)	$(1,305,200)	$(4,773,900)
Loss before income tax provision	$(3,751,200)	$(1,295,000)	$(5,046,200)
Net loss	$(3,752,400)	$(1,221,100)	$(4,973,500)

	For the Nine Months Ended September 30, 2022
	GameFi	Leasing
	Business	Business	Total
Revenue and other income	$326,800	$120,000	$446,800
Gross (loss) profit	$(234,300)	$120,000	$(114,300)
Total operating expenses	$(2,407,100)	$(2,082,200)	$(4,489,300)
Loss before income tax provision	$(2,641,400)	$(1,962,200)	$(4,603,600)
Net loss	$(2,642,600)	$(1,954,400)	$(4,597,000)

The following tables present total assets by segment as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
ETH Staking Business	$8,837,700	$11,120,100
Lease Business	196,100	1,431,700
	$9,033,800	$12,551,800

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

11. SUBSEQUENT EVENTS

On October 19, 2023, the Company entered an agreement to acquire an additional 2.6% equity interest in DaoMax for a cash consideration of $196,000. Upon the closing of the investment on October 20, 2023, the Company owned an aggregation of 7.6% equity interest in DaoMax.

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

For the period from September 19, 2022 through September 30, 2023, through SDP, the Company purchased 2,967.95 Ether (ETH) for the purpose of exploring Ethereum staking opportunities following the transition by Ethereum on September 15, 2022 from proof-of-work (PoW) to a proof-of-stake (PoS) consensus mechanism referred to as the “Merge.” Prior to the Merge, Ethereum utilized a PoW validation method for digital asset transactions. Following the Merge, Ethereum shifted to a PoS validation system where validators stake their ETH into a smart contract on Ethereum to serve as collateral that can be destroyed if the validator behaves dishonestly or lazily. The validator (selected randomly) is then responsible for processing the blockchain transactions, storing data and adding new blocks to the blockchain. Validators receives a transaction fee on their staked coins in ETH as a reward for their active participation in the network. To become a validator on Ethereum, a participant must stake 32 ETH. As of September 30, 2023, SDP explored the Solo-Staking by staking 320 ETH to become ten (10) validators to Ethereum to earn ETH rewards and yield. Solo-Staking enables SDP to utilize its ETH treasury to stake on the Ethereum beacon chain and to earn ETH-denominated rewards directly from the Ethereum protocol. For the nine months ended September 30, 2023, the Company earned 8.2 ETH from solo-staking services and 1.9 ETH from provision of staking technology tools.

On March 1, 2023, SDP and Bit Digital Singapore Pte. Ltd. (“Bit Digital”), entered into a shareholders’ agreement (the “Shareholders Agreement”) with Marsprotocol Technologies Pte. Ltd. (“MTP”), to provide proof-of-stake technology tools for digital assets through the staking platform “MarsProtocol”, an institutional grade non-custodial staking technology. Pursuant to the Shareholders Agreement, SDP owned 60% and Bit Digital owned 40% of MTP.

On August 4, 2023, Bit Digital exited its investment in MTP and withdrew its capital contribution of SGC$120,000 from MTP. As a result of the transaction, SDP owns all outstanding ordinary shares of MTP.

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

From the end of April to the end of June 2023, which was a transition period, we terminated cooperation with an outsourced third-party IT company to develop and maintain our MarsProtocol staking platform. There are no penalties or contingencies arising from the termination of cooperation. As a result, effective July 1, 2023, we do not provide non-custodial staking tools to third parties.

MarsLand provides staking services to institutional clients, including us and Bit Digital. Further, SDP is applying for the trademark “MarsProtocol”. After the successful application, SDP will authorize MarsLand to use the trademark MarsProtocol to conduct MarsLand’s staking as a service (“StaaS”) business. MarsLand will provide StaaS business of which we may utilize their services. We may also continue to conduct Ethereum solo-staking as part of our own business.

On August 24, 2023, per the recommendation of JetFleet’s board of directors, we, as a holder of a majority of the voting stock of JetFleet, elected to approve the winding up and dissolution of Jetfleet. As part of the winding up process, Jetfleet will cease providing of aircraft advisory and management services.

On October 19, 2023, we entered an agreement to acquire an additional 2.6% equity interest in DaoMax for a cash consideration of $196,000. Upon the closing of the investment on October 20, 2023, the Company owned an aggregation of 7.6% equity interest in DaoMax.

Ethereum Rewards

During the nine months ended September 30, 2023 we earned an aggregate of 8.2 ETH as rewards from our solo-staking and 1.9 ETH in fees generated from our proof-of-stake technology tools for digital assets through the staking platform “MarsProtocol”.

The following table presents our ETH activities for the nine months ended September 30, 2023:

	Number of ETH	Amount (1)

Balance at December 31, 2022	334.2	$369,200
Receipt of ETH as staking reward	8.2	14,000
Receipt of ETH from provision of staking technology tools	1.9	3,700
Exchange of cash and stable coins into ETH	1,567.6	2,894,300
Exchange of USDT into ETH	1,099.6	1,904,700
Repayment of borrowings of ETH to a third party	(32.0)	(34,600)
Payment of other expenses	(0.7)	(19,500)
Impairment of ETH	-	(713,100)
Balance at September 30, 2023	2,978.8	$4,418,700

(1)	Receipt of digital assets from staking reward are the product of the number of ETH received multiplied by the ETH price obtained from Coinmarketcap, calculated on a daily basis. Sales of digital assets are the actual amount received from sales.

As of the date of this report, we did not collateralize these digital assets for any loan, margin, rehypothecation, or other similar activities to which we or our affiliates are a party. In addition, we have not issued any digital assets or hold any digital assets on behalf of third parties. As of the date of this filing, we have not experienced any excessive redemption or withdrawals, or have suspended redemptions or withdrawals, of digital assets.

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

Segment and Related Information

For the three and nine months ended September 30, 2022, the Company had two business segments which were comprised of 1) the GameFi business, and 2) the leasing of regional aircraft to foreign and domestic regional airlines. However, due to regulatory challenges, the Company, on November 4, 2022, discontinued the Mano game and the alSpace platform. Accordingly, for the three and nine months ended September 30, 2023, the Company had two business segments which were comprised of 1) the ETH staking business, and 2) the leasing of regional aircraft to foreign and domestic regional airlines.

The following tables present summary information of operations by segment for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30, 2023
	Staking	Leasing
	Business	Business	Total
Revenue and other income	$4,400	$-	$4,400
Gross loss	$(14,600)	$-	$(14,600)
Total operating expenses	$(1,404,600)	$(176,400)	$(1,581,000)
Loss before income tax provision	$(1,447,300)	$(176,400)	$(1,623,700)
Net loss	$(1,447,700)	$(162,900)	$(1,610,600)

	For the Three Months Ended September 30, 2022
	GameFi	Leasing
	Business	Business	Total
Revenue and other income	$-	$-	$-
Gross loss	$-	$-	$-
Total operating expenses	$(1,381,100)	$(852,700)	$(2,233,800)
Loss before income tax provision	$(1,381,100)	$(852,700)	$(2,233,800)
Net loss	$(1,381,500)	$(841,600)	$(2,223,100)

The following tables present summary information of operations by segment for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30, 2023
	Staking	Leasing
	Business	Business	Total
Revenue and other income	$24,000	$-	$24,000
Gross loss	$(239,900)	$-	$(239,900)
Total operating expenses	$(3,468,700)	$(1,305,200)	$(4,773,900)
Loss before income tax provision	$(3,751,200)	$(1,295,000)	$(5,046,200)
Net loss	$(3,752,400)	$(1,221,100)	$(4,973,500)

	For the Nine Months Ended September 30, 2022
	GameFi	Leasing
	Business	Business	Total
Revenue and other income	$326,800	$120,000	$446,800
Gross (loss) profit	$(234,300)	$120,000	$(114,300)
Total operating expenses	$(2,407,100)	$(2,082,200)	$(4,489,300)
Loss before income tax provision	$(2,641,400)	$(1,962,200)	$(4,603,600)
Net loss	$(2,642,600)	$(1,954,400)	$(4,597,000)

Results of Operations

The following table represents our unaudited condensed consolidated statement of operations for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,
	2023	2022

Revenues and other income	$4,400	$-
Cost of revenues	(19,000)	-
Gross loss	(14,600)	-

Expenses:
Impairment of digital assets	490,100	2,100
Impairment of intangible assets	-	888,900
Loss from exchange of digital assets	600	-
Professional fees, general administrative and other	612,200	789,300
Salaries and employee benefits	372,200	467,300
IT expenses	2,400	-
Insurance	98,900	86,200
Other taxes	-	2,800
Marketing expenses	4,600	-
Total operating expenses	1,581,000	2,233,800
Other expenses, net	(28,100)	-
Loss from operations before income tax expenses	(1,623,700)	(2,233,800)
Income tax benefits	13,100	10,700
Net loss and comprehensive loss	$(1,610,600)	$(2,223,100)

Revenues

For the three months ended September 30, 2023 and 2022, we generated revenues of $4,400 and $nil, respectively, from solo-staking business.

Effective July 1, 2023, we do not provide non-custodial staking tools to third parties. For the three months ended September 30, 2023, we generated revenues from solo-staking services only.

For the three months ended September 30, 2022, we did not generate revenues, because we discontinued our Mano game and the alSpace platform in November 2022 due to regulatory challenges, and the solo-staking services did not commence until the fourth quarter of 2022.

Cost of Sales

For the three months ended September 30, 2023 and 2022, we incurred cost of revenues of $19,000 and $nil, respectively. For the three months ended September 30, 2023, the cost of revenues primarily consisted of IT expenses which were incurred to support our solo staking business.

Gross Loss

Gross loss for the three months ended September 30, 2023 and 2022, the gross loss was $14,600 and $nil.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2023 decreased by $0.65 million or 29%, to $1.58 million compared to $2.23 million for the three months ended September 30, 2022. The changes in expenses were primarily caused by impairment of digital assets, impairment of intangible assets, and professional fees and other general and administrative expenses.

Impairment of digital assets. For the three months ended September 30, 2023 and 2022, we recognized an impairment of $490,100 and $2,100 against ETH, respectively. We measured for impairment of digital assets whenever indicators of impairment are identified based on the intraday low quoted price of digital assets.

Impairment of intangible assets. For the three months ended September 30, 2023 and 2022, we recognized an impairment of $nil and $888,900 against intangible assets as we have suspended the Mano game and the alSpace platform, and we abandoned the related software in November 2022. Accordingly, we provided full impairment against the software.

Professional fees, general and administrative and other expenses. The breakdown of Professional fees, general and administrative and other expenses was as the following table:

	For the Three Months Ended September 30,
	2023	2022

Consulting expenses	$152,900	$239,600
Legal expenses	148,600	91,500
Audit fee	13,900	18,600
Rent	62,900	73,800
Travel expenses	37,700	39,400
Others	196,200	326,400
	$612,200	$789,300

Professional fees, general and administrative and other expenses decreased by $0.18 million, or 22% to $0.61 million in the three months ended September 30, 2023 from $0.79 million in the three months ended September 30, 2022. The decrease was primarily caused by (i) a decrease of consulting expenses of $86,700, as we did not provide non-custodial staking tools to third parties since July 2023, and (ii) a decrease of other office expenses of $0.13 million because we reduced certain office supply expenses with decrease of business.

Income tax benefits

The Company recorded income tax benefits of $13,100 in the three months ended September 30, 2023, or 0.81% of pre-tax loss, compared to $10,700 income tax benefits, or 0.48% of pre-tax loss in the three months ended September 30, 2022. The difference in the effective federal income tax rate from the normal statutory rate in the three months ended September 30, 2023 was primarily because the increase in foreign income tax receivable, the uncertain tax benefit reserve release due to the expiration of Statue of Limitations, and the Company applied a full valuation allowance on its deferred tax assets.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through September 30, 2023, the current year operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

In addition, the Company has closely monitored the development of Pillar Two - Global Minimum Tax- introduced by the Organization for Economic Co-operation and Development (“OECD”) and the impact on the Company’s effective tax rate. As of September 30, 2023, the Company expects no impact from the Pillar Two as the Company’s worldwide revenue is below the revenue threshold.

Net Loss

As a result of the foregoing, net loss for the three months ended September 30, 2023 decreased by $0.61 or 28%, to $1.61 million as compared to $2.22 million for the three months ended September 30, 2022.

The following table represents our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30,
	2023	2022

Revenues and other income	$24,000	$446,800
Cost of revenues	(263,900)	(561,100)
Gross loss	(239,900)	(114,300)

Expenses:
Impairment of digital assets	713,100	10,400
Impairment of intangible assets	-	888,900
Loss from exchange of digital assets	12,100	-
Professional fees, general administrative and other	2,403,500	1,790,700
Salaries and employee benefits	1,312,400	1,703,600
IT expenses	10,400	-
Insurance	296,700	272,900
Interest expenses	-	120,000
Other taxes	-	2,800
Marketing expenses	25,700	-
Total operating expenses	4,773,900	4,489,300
Other expenses, net	(32,400)	-
Loss from operations before income tax expenses	(5,046,200)	(4,603,600)
Income tax benefits	72,700	6,600
Net loss and comprehensive loss	$(4,973,500)	$(4,597,000)

Revenues

Revenues decreased by $0.42 million to $24,000 in the nine months ended September 30, 2023 from $0.45 million in the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, we generated revenues of $14,000 from solo-staking and revenues of $10,000 from provision of staking technology tools. Both solo-staking services and provision of staking technology tools were just launched in the fourth quarter of 2022. Effective July 1, 2023, we do not provide non-custodial staking tools to third parties.

For the nine months ended September 30, 2022, we generated revenues of $0.33 million from GameFi business and revenues of $0.12 million from operating lease business. However we discontinued our Mano game and the alSpace platform in November 2022 due to regulatory challenges, and we did not generate operating lease income in the first half of 2023.

Cost of Sales

Cost of sales for the nine months ended September 30, 2023, decreased by $0.30 million, or 53%, to $0.26 million compared to $0.56 million for the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, the cost of revenues primarily consisted of IT expenses which were incurred to support our solo staking business. While for the nine months ended September 30, 2022, the cost of revenue primarily consisted of expenses which were incurred to design and develop our Mano game and the alSpace platform.

Gross Loss

Gross loss for the nine months ended September 30, 2023 increased by $0.13 million or 110%, to $0.24 million compared to gross loss of $0.11 million for the nine months ended September 30, 2022 as a result of changes in of our operating business from operating Mano game to staking services.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2023 increased by $0.28 million or 6%, to $4.77 million compared from $4.49 million for the nine months ended September 30, 2022. The changes in expenses were primarily caused by impairment of digital assets, impairment of intangible assets, interest expenses, and professional fees and other general and administrative expenses.

Impairment of digital assets. For the nine months ended September 30, 2023 and 2022, we recognized impairment of $0.71 million and $10,400 against ETH, respectively. We measured for impairment of digital assets whenever indicators of impairment are identified based on the intraday low quoted price of digital assets.

Impairment of intangible assets. For the nine months ended September 30, 2023 and 2022, we recognized an impairment of $nil and $888,900 against intangible assets as we have suspended the Mano game and the alSpace platform, and we abandoned the related software in November 2022. Accordingly, we provided full impairment against the software.

Interest. The Company’s interest expense decreased by $0.12 million, or 100% to $nil million in the nine months ended September 30, 2023 from $0.12 million in the same period of 2022. The change was mainly due to the fact that we did not involve in aircraft operating lease business for the nine months ended September 30, 2023 and thus did not incur interest expenses.

Professional fees, general and administrative and other expenses. The breakdown of Professional fees, general and administrative and other expenses was as the following table:

	For the Nine Months Ended September 30,
	2023	2022

Consulting expenses	$1,157,700	$633,600
Legal expenses	256,700	295,800
Audit fee	203,900	31,800
Rent	188,900	99,300
Travel expenses	69,600	123,400
Others	526,700	606,800
	$2,403,500	$1,790,700

Professional fees, general and administrative and other expenses increased by $0.61 million, or 34% to $2.40 million in the nine months ended September 30, 2023 from $1.79 million in the nine months ended September 30, 2022. The increase was primarily caused by (i) an increase of consulting expenses of $0.52 million to support our solo-staking service which was launched in the fourth quarter of 2022, and (ii) an increase in audit fees because we filed Form F-4 in the nine months ended September 30, 2023 leading to higher fees charged by our auditor.

Income tax benefits

The Company recorded income tax benefits of $72,700 in the nine months ended September 30, 2023, or 1.44% of pre-tax loss, compared to $6,600 income tax benefits, or 0.14% of pre-tax loss in the nine months ended September 30, 2022. The difference in the effective federal income tax rate from the normal statutory rate in the nine months ended September 30, 2023 was primarily because the increase in foreign income tax receivable, the uncertain tax benefit reserve release due to the expiration of Statue of Limitations, and the Company applied a full valuation allowance on its deferred tax assets.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through September 30, 2023, the current year operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

In addition, the Company has closely monitored the development of Pillar Two - Global Minimum Tax- introduced by the Organization for Economic Co-operation and Development (“OECD”) and the impact on the Company’s effective tax rate. As of September 30, 2023, the Company expects no impact from the Pillar Two as the Company’s worldwide revenue is below the revenue threshold.

Net Loss

As a result of the foregoing, net loss for the nine months ended September 30, 2023 increased by $0.38 million or 8%, to $4.97 million as compared to $4.60 million for the nine months ended September 30, 2022.

Liquidity and Capital Resources

On January 20, 2023 and February 15, 2023, the Company closed a private placement by offering 4,314,615 shares of common stock and 765,384 shares of common stock, respectively. The per share price was $1.30. The received gross proceeds aggregating $6.6 million.

For the nine months ended September 30, 2023 and 2022, the Company reported net losses of $5.0 million and $4.6 million, respectively, and cash flows of $2.0 million and $4.7 million used in operating activities. In addition, the Company had accumulated deficits of $17.9 million and $13.4 million as of September 30, 2023 and December 31, 2022 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2023, the Company had working capital of $7.1 million, among which the Company held cash of $2.0 million, stable coins of $9,700 and digital assets of $5.0 million, which were highly liquid and easily convertible into cash over the market.

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

Cash Flow

	For the Nine Months Ended June 30,
	2023	2022

Net cash used in operating activities	$(1,965,200)	$(4,671,200)
Net cash used in investing activities	(4,636,400)	(6,200)
Net cash provided by financing activities	1,305,000	2,200,000
Net decrease in cash and cash equivalents	(5,296,600)	(2,477,400)
Cash, cash equivalents, beginning of period	7,263,600	7,380,700
Cash, cash equivalents, end of period	$1,967,000	$4,903,300

Operating activities

The Company reported cash flows of $2.0 million used in operating activities for the nine months ended September 30, 2023, which was mainly attributable to collection of income tax refund of $1.1 million from tax bureau, partially offset by payment of $3.4 million in salary expenses, consulting expenses, IT expenses and travel expenses.

Our net cash outflow from operations was $4.7 million for the nine months ended September 30, 2022, which was mainly attributable to payment of $1.7 million for salaries and welfare, and payment of $1.8 million for professional fees and legal expenses with our launch of our GameFi business, $0.7 million for the maintenance cost for the platform, and payment of interest expenses of $0.1 million.

Investing activities

For the nine months ended September 30, 2023, the Company reported cash flows of $4.6 million used in investing activities, which was primarily attributable to investment of $1.4 million in two equity investees, purchase of digital assets of $3.1 million and purchase of stable coins of $0.1 million.

For the nine months ended September 30, 2022, we invested $10,000 to acquire all of the equity interest in Saving Digital Pte. Ltd., a Singapore corporation exempt private company limited by shares (“SDP”) with minimal net assets of $3,800, from our chairman, Yucheng Hu.

Financing activities

For the nine months ended September 30, 2023, the Company had cash inflows of $1.3 million from financing activities, which was primarily attributable to proceeds of $1.3 million raised from private placements and capital contribution of $0.1 million a non-controlling shareholder, partially offset by withdrawal of capital of $0.1 million from the non-controlling shareholder.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and   Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the material weakness described below, as of September 30, 2023, our disclosure controls and procedures were not effective.

We previously identified a material weakness in our internal control over financial reporting relating to:

●	ineffective oversight of the Company’s internal control over financial reporting relating to our tax review control for complex transactions; and

●	lack of segregation of duties as the Company only has six (6) employees, three of whom are executive officers.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We hold digital assets such as stable coins and ETH, and have commenced solo staking of ETH in which we earn ETH-denominated awards from the Ethereum protocol.   In the event that securities we hold, including any digital assets that may deemed securities, exceed 40% of our total assets, exclusive of cash, we would inadvertently become an investment company. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. We may be required to put in place policies that we expect will work to keep the investment securities held by us at less than 40% of our total assets, which may include acquiring assets with our cash, liquidating our investment securities or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
10.1	Termination Agreement Among Bit Digital Singapore PTE Ltd. and Saving Digital Pte Ltd. and Marsprotocol Technologies Pte Ltd. (Incorporated by reference from Form 8-K filed with the SEC on August 9, 2023)
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2023	Mega Matrix Corp.

	By:	/s/ Yucheng Hu
Yucheng Hu
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Qin (Carol) Wang
Qin (Carol) Wang
Chief Financial Officer (Principal Financial Officer)