Form 10-K
period 2023-12-31
Mega Matrix Corp.
filed 2024-03-18
CIK 1036848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be fi led by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the registrant’s common stock as of such date, as reported by the NYSE American Exchange) was $33,970,210. Shares of common stock held by the registrant’s officers and directors and beneficial owners of 10% or more of the outstanding shares of the registrant’s common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates of the registrant; however, the treatment of these persons as affiliates of the registrant for purposes of this calculation is not, and shall not be considered, a determination as to whether any such person is an affiliate of the registrant for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 1, 2024 was 35,874,631.

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

Forward-looking statements in this report include statements about the following matters, although this list is not exhaustive:

●	the possibility that our new lines of businesses do not perform or operate as anticipated

●	the impact of certain industry trends on our performance;

●	our ability and our customers’ ability to comply with applicable government and regulatory requirements in the numerous jurisdictions in which we and our customers operate;

●	our cyber vulnerabilities and the anticipated effects on us if a cybersecurity threat or incident were to materialize;

●	general economic, market, political and regulatory conditions, including anticipated changes in these conditions and the impact of such changes on customer demand and other facets of our business;

●	the impact of any of the foregoing on the prevailing market price and trading volume of our common stock;

●	the ongoing development of our short drama streaming business and our ability to continue development of short drama streaming business model outside of the United States;

●	our ability to continue to be in compliance with the development of applicable regulatory regulations in connection with data, intellectual property and short video industry;

●	our ability and our film makers’ ability to comply with applicable government and regulatory requirements in the numerous jurisdictions in which we and our film makers operate.

All of our forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those projected or assumed by such forward-looking statements. Among others, the factors that could cause such differences include: our ability to raise debt or equity financing when needed on acceptable terms and in desired amounts, or at all; any noncompliance by our customers, including payment obligations; any economic downturn or other financial crisis; any inability to compete effectively with our better capitalized competitors; limited trading volume in our stock; potential changes in the legislative and regulatory environment; the occurrence of any event, change or other circumstances that could affect our ability to continue successful development of our short drama streaming business; the possibility that we may not succeed in developing our new lines of businesses due to, among other things, changes in the business environment, competition, changes in regulation, or other economic and policy factors; and the possibility that the Company’s new lines of business may be adversely affected by other economic, business, and/or competitive factors. In addition, we operate in a competitive and evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks it may face, nor can it assess the impact of all factors on its business or the extent to which any factor or combination of factors could cause actual results to differ from expectations. As a result of these and other potential risks and uncertainties, our forward-looking statements should not be relied on or viewed as predictions of future events.

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

Except where the context otherwise requires and for the purposes of this report only, references to:

●

the “Company,” “we,” “us,” and “our” refer to the combined business of Mega Matrix Corp., formerly known as AeroCentury Corp, a Delaware corporation and its consolidated subsidiaries (including its majority-owned subsidiary, FunVerse), except where expressly noted otherwise or the context otherwise requires;

●	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;

●	“digital asset” refers to any computer-generated math-based and/or cryptographic protocol that may, among other things, be used to buy and sell goods or pay for services. Cryptocurrency represent one type of digital asset.

●	“FunVerse” refers to the Company’s 60% majority-owned subsidiary FunVerse Holding Limited, a company incorporated under the laws of British Virgin Islands company.

●	“JetFleet” refers to the Company’s majority-owned subsidiary JetFleet Management Corp., a California corporation and formerly known as JetFleet Holding corporation.

●	“MTP” refers to the Company’s wholly-owned subsidiary Marsprotocol Technologies Pte. Ltd., a Singapore exempt private company limited by shares.

●	“SEC” refers to the Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	“SDP” refers to the Company’s wholly-owned subsidiary Saving Digital Pte. Ltd., a Singapore exempt private company limited by shares;

●	“StaaS” refers to staking as a service; and

●	“Yuder” refers to FunVerse wholly-owned subsidiary Yuder Ptd, Ltd. a Company incorporated under the laws of Singapore.

Discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

This annual report on Form 10-K includes our audited consolidated financial statements for the fiscal years ended December 31, 2022 and 2023.

i

PART I

Item 1. Business.

Overview

We are a holding company located in Palo Alto, California. Since January 2024, we hold 60% of the voting securities of FunVerse Holding Limited, a British Virgin Islands company (“FunVerse”) which directly owns Yuder Pte, Ltd., a Singapore corporation (“Yuder”).. Yuder operates FlexTV, a short drama streaming platform based in Singapore that produces English and Thai dramas that are also translated into different languages for our users that are spread across various parts of the world such as Europe, America, and Southeast Asia. In addition to creating original dramas, Yuder also acquires third party content licenses which it then translates and distributes on its FlexTV platform. To deliver diverse and international content to our users, Yuder’s produces film in various parts of the world, including, but not limited to, the United States, Mexico, Australia, Thailand, and Philippines

Corporate History

Historically, we have provided leasing and financing services to regional airlines worldwide and have been principally engaged in leasing mid-life regional aircraft to customers worldwide under operating leases and finance leases. In addition to leasing activities, we have also sold aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies, and airlines. Our operating performance was driven by the composition of its aircraft portfolio, the terms of its leases, and the interest rate of its debt, as well as asset sales.  Since September 30, 2021, our former substantially controlled subsidiary, JetFleet Management Corp, a California corporation and formerly known as JetFleet Holding Corporation (“JetFleet”) limited its services to providing aircraft advisory and management service. On August 24, 2023, per the recommendation of JetFleet’s board of directors, we, as a holder of a majority of the voting stock of JetFleet, elected to approve the winding up and dissolution of Jetfleet. As part of the winding up process, Jetfleet ceased providing of aircraft advisory and management services. On December 14, 2023, Jetfleet was formally dissolved.

Our wholly-owned subsidiary, Mega Metaverse Corp. (“Mega”) launched its non-fungible token (NFT) business in December 2021 and released its NFT game “Mano” on March 25, 2022. Mano was a competitive idle role-playing game (RPG) deploying the concept of NFTs based on blockchain technology, with a “Play-to-earn” business model that the players can earn while they play in Mega’s metaverse universe “alSpace”. Due to business reasons, the Company suspended the Mano game and the alSpace platform, and on November 4, 2022, the Company discontinued the Mano game and the alSpace platform. As the game was newly launched and not yet widely adopted by players, the discontinuance of the game did not materially impact on our business activities.

On August 31, 2022, we acquired all of the equity interest in Saving Digital Pte. Ltd., a Singapore exempt private company limited by shares (“SDP”) with no operations and approximately $3,800 in cash, from our chairman Yucheng Hu for a nominal consideration of $10,000. SDP is currently engaged in solo-staking and, prior to July 1, 2023, provided proof-of-staking technology tools. As of the date of this report, SDP has no customers.

On March 1, 2023, SDP and Bit Digital Singapore Pte. Ltd. (“Bit Digital”), entered into a shareholders’ agreement (the “Shareholders Agreement”) with Marsprotocol Technologies Pte. Ltd. (“MTP”), to provide proof-of-stake technology tools for digital assets through the staking platform “MarsProtocol”, an institutional grade non-custodial staking technology. Pursuant to the Shareholders Agreement, SDP owned 60% and Bit Digital owned 40% of MTP.  On August 4, 2023, Bit Digital terminated its investment in MTP and withdrew its capital contribution of SGD$120,000 from MTP. As a result of the transaction, SDP owns all outstanding ordinary shares of MTP. As of July 2023, MTP ceased providing non-custodial staking tools to third parties.

On April 25, 2023, we, through our 100% controlled Singapore subsidiary SDP, invested $300,000 in MarsLand Global Limited (“MarsLand”), a BVI company and held 30% interest in MarsLand. The other shareholders of MarsLand are non-affiliated. MarsLand will provide staking services to institutional clients such as Bit Digital. On July 1, 2023, MarsLand and SDP entered into a Master Right of Use and Services Agreement for a term of 12 months, pursuant to which MarsLand commits to use commercially reasonable efforts to provide SDP access to the Right of Use, including the use of Node(s) as mutually agreed, exclusively for SDP’s business purposes. In return, SDP will compensate MarsLand with a certain percentage of Net Revenue (as defined in the agreement), which percentage will be mutually agreed upon periodically. Fees could be made in U.S. dollars, USDC, USDT or ETH. Either party has the right to terminate by providing a 30-day advance notice. Further, SDP has successfully applied for and registered the trademark “MarsProtocol” in Singapore and has entered into a trademark license agreement with MarsLand authorizing MarsLand the right to use the MarsProtocol trademark in connection with its staking as a service (“StaaS”) business. SDP was conducting Ethereum solo-staking in Singapore, but as discussed below, the Company decided to focus entirely on its short drama streaming platform business, and as of March 5, 2024, it has ceased its solo-staking activities.

On December 26, 2023, we entered into a Second Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), amending and restating the original agreement and plan of merger, dated December 7, 2022, as amended, with Mega Matrix Inc., an exempted company incorporated under the laws of the Cayman Islands and our wholly-owned subsidiary (“MPU Cayman”) and MPU Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of MPU Cayman (“MPU Merger Sub”) for the purpose of redomiciling the corporation from Delaware to the Cayman Islands. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the MPU Merger Sub will merge with and into the Company, with the Company as the surviving entity (“Redomicile Merger”). Following the Redomicile Merger, the Company will become a wholly-owned subsidiary of MPU Cayman, and MPU Cayman, together with its subsidiaries, will own and continue to conduct our business in substantially the same manner as is currently being conducted by us and our subsidiaries. The Merger Agreement has been approved by the Boards of Directors of each of the Company, MPU Merger Sub and MPU Cayman. The completion of the proposed transaction is subject to the required approval of the Company’s stockholders, requisite regulatory approvals, the effectiveness of the registration statement on Form F-4 filed by MPU Cayman related thereto, and other customary closing conditions. Pursuant to the Merger Agreement, the Board of Directors of the Company may exercise its discretion to terminate the Merger Agreement, and therefore abandon the Redomicile Merger contemplated therein, at any time prior to the Effective Time (as defined in Merger Agreement), including after the adoption of the Merger Agreement by the Company’s stockholders. As of the date of this report, the Merger Agreement has not been adopted by our stockholders and we have not yet set a date for a special meeting of stockholders seeking such approval.

On January 7, 2024, we entered into and closed a definitive Share Exchange Agreement with FunVerse, a company incorporated under the laws of the British Virgin Islands and the sole parent company of Yuder Pte, Ltd., and the shareholders of FunVerse. Following the transaction, the Company now owns sixty percent (60%) of capital stock of FunVerse.

Recent Events – Subsequent to Year End.

New Direction of the Company-Short Drama Industry

During the past year, the Company expended considerable efforts in conducting research into the short video drama industry that is very popular in Asia, carrying out market research in different geographical areas, and in conducting research into the most efficient means of entering into this market. On January 7, 2024, we entered into and closed a definitive Share Exchange Agreement with FunVerse, a company incorporated under the laws of the British Virgin Islands and the sole parent company of Yuder Pte, Ltd. (“Yuder”), and the shareholders of FunVerse. Following the transaction, the Company now owns sixty percent (60%) of capital stock of FunVerse.

Through Yuder, FunVerse now operates FlexTV, a short drama streaming platform based in Singapore that produces English and Thai dramas that are also translated into different languages for our users that are spread across various parts of the world such as Europe, America, and Southeast Asia. In addition to creating original dramas, Yuder also acquires third party content licenses which it then translates and distributes on is FlexTV platform.

Our focus is to be a leading short drama streaming platform in the global streaming video industry. FlexTV stands out as an innovative force, introducing short dramas as a unique form of storytelling, committed to leading vertical screen entertainment globally.

Short dramas aim to capture the essence of narratives within concise time frames, typically formatted vertically for optimal viewing on mobile phones, ranging from 1 to 3 minutes per episode. Each episode seamlessly integrates into a series, where complete storylines unfold across 40 to over 100 episodes. Short dramas usually offer users a virtual escape, presenting narratives that resonate with emotions, fostering a sense of connection, and serving as a wellspring of comfort or inspiration in the digital realm.

The move from conventional TV streaming to short drama streaming is a worldwide shift, offering users enhanced options and increased flexibility in their entertainment choices. The content characteristics of short dramas determine that they can be produced in quick batches and monetized rapidly. Users are used to scrolling through videos, movie narrations and at a faster pace. The threshold for short drama production has lowered, with lower costs, shorter cycles, and higher operational efficiency. Short dramas are more attractive, more direct, faster-paced, and better suited for mobile entertainment.

We recognize the significant impact of short video platforms like Facebook Reels, Instagram Reels, YouTube Shorts, TikTok, and others on user behaviors. Our dedication to innovative short dramas stems from a deep understanding of evolving viewing habits influenced by shorter attention spans and increased multitasking.

We are steadfast in delivering innovative content that connects with diverse audiences worldwide, promoting cultural appreciation and entertainment on a global scale, and bringing joy to the lives of users worldwide. The content characteristics of short dramas determine that they can be produced in quick batches and monetized rapidly.

Our Business Model

FlexTV has already formed a mature content business model that integrates content production, distribution, and operation. Short drama content on the FlexTV platform is divided into two categories: one category consists of dramas in which we participate in production, primarily in English and Thai, and the other category consists of translated dramas, where we purchase the copyrights of completed high-quality short dramas from third parties and then translate them into multiple languages, including but not limited to English, Spanish, Portuguese, Japanese, Korean, and Thai.

We generate platform revenue primarily through top-up and subscription fees for services related to streaming content to our users and advertisements presented on our streaming service.

We offer a variety of streaming top-up and subscription plans, the price of which varies by country and the features of the plan. Users typically can watch about five to ten episodes of each short drama on our platform for free. To continue watching, they will need to top up their account to acquire in-app coins on our platform, which are then used to continue viewing the short dramas. Users can also earn in-app coins to watch short dramas by completing daily and new user tasks, such as watching ads, inviting friends, and sharing FlexTV on Facebook and TikTok. The in-app coins can only be used on our platform and are not transferrable. Users can subscribe to FlexTV memberships on a weekly, monthly, quarterly, or annual basis, and during the membership subscription period, users will have unlimited access to view any short drama on FlexTV. We measure monetization of our platform by calculating the average revenue per user (“ARPU”), which we believe represents the inherent value of our business model.

International Markets

FlexTV is available in more than 100 countries. Our production teams film in various locations including, but not limited to, United States, Mexico, Australia, Thailand, and Philippines. We will continue to expand our international markets and collaborate with local partners in each major market.

Our Industry

The short drama industry experienced explosive growth in 2023. According to China Securities Report, dated November 7, 2023, the total market size of short dramas in China in 2023 is expected to reach $5 billion. With short video platforms like TikTok cultivating user habits for fragmented and concise entertainment videos, the global short drama market is expected to continue growing. The vertical screen era is likely to give birth to emerging streaming media giants, and there are still opportunities for global large-scale streaming platforms similar to Netflix and Roku.

The short drama industry is likely to extensively incorporate the latest AI technologies, with the potential to integrate high-recognition IPs with short dramas. This includes AI-enabled face swapping, voice changing, and scene and content creation using verbal descriptions which could revolutionize content creation by significantly reducing production time and costs, enabling more creative freedom, and potentially democratizing access to high-quality video production for creators worldwide.

Emergence from Chapter 11 Bankruptcy

On March 29, 2021, the Company and its then subsidiaries, JetFleet Holdings Corp., a California corporation (“JHC”), and JetFleet Management Corp. (“JMC” along with JHC, collectively, “Debtors”), filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On August 16, 2021, in the Bankruptcy Court, the Debtors filed unexecuted drafts of its Plan Sponsor Agreement to be entered into between us, Yucheng Hu, TongTong Ma, Qiang Zhang, Yanhua Li, Yiyi Huang, Hao Yang, Jing Li, Yeh Cheng and Yu Wang, and identifying such individuals, collectively, as “Plan Sponsors” (the “Plan Sponsor Agreement”), and related agreements and documents required thereunder (collectively, with the Plan Sponsor Agreement, the “Plan Sponsor Documents”). The Plan Sponsor Documents were intended to cover the transactions contemplated by an investment term sheet entered into with Yucheng Hu and are part of the Debtors’ plan of reorganization as reflected in the Combined Disclosure Statement and Plan filed with the Bankruptcy Court as amended and supplemented from time to time (the “Plan”). On August 31, 2021, the Bankruptcy Court entered an order, Docket No. 0296 (the “Confirmation Order”), confirming the Plan as set forth in the Combined Plan Statement and Plan Supplement.

On September 30, 2021, we emerged from Chapter 11 and pursuant to the Plan Sponsor Agreement, the Company entered into and consummated the transactions contemplated by a Securities Purchase Agreement with the Plan Sponsor, and Yucheng Hu, in the capacity as the representative for the Plan Sponsor thereunder, pursuant to which the Company issued and sold, and the Plan Sponsor purchased, 14,354,635 (adjusted for the Forward Stock Split) shares of our common stock at $0.77 (adjusted for the Forward Stock Split) for each share of common stock for an aggregate purchase price of approximately $11,053,069.

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

On January 1, 2022, JMC, a wholly-owned subsidiary of JHC, was merged with and into JHC, with JHC being the surviving entity. As part of the merger, JHC changed its name to JetFleet Management Corp. On August 24, 2023, per the recommendation of JMC’s board of directors, the Company, as a holder of a majority of the voting stock of JMC, elected to approve the winding up and dissolution of JMC. JMC ceased providing aircraft advisory and management services upon winding up and the Company deconsolidated JMC and its subsidiaries in December 2023. On December 14, 2023, JMC was formally dissolved.

Government Regulation

Yuder’s operations as a Singapore-based company are subject to the regulatory environments of Singapore and each jurisdiction where our services are available. These regulations encompass a wide range of aspects related to our streaming service operations, including but not limited to:

Content regulation and licensing: Compliance with specific licensing requirements in each country such as the Over-the-Top (OTT) Niche Television Service License in Singapore and equivalent regulations in other jurisdictions where our services are available. This includes adherence to content codes for OTT, video on demand, and niche services to align with public interest and decency standards.

Age restriction and content classification: Implementing systems for age verification and content classification in line with local requirements in Singapore and similar mandates globally to restrict access to age-sensitive content.

Digital and cybersecurity regulations: Meeting international standards for data protection, privacy laws, and cybersecurity measures to safeguard user data and ensure the integrity of our platform against unauthorized access and cyber threats.

Consumer protection laws: Adherence to consumer rights and protection laws, ensuring transparency, fairness, and accountability in our service delivery, subscription models, and user data handling practices.

International taxation: Navigation of digital service taxes and VAT obligations relevant to the digital streaming industry, ensuring compliance with fiscal regulations in jurisdictions where our service is offered.

Intellectual Property

The protection of our technology and intellectual property is an important aspect of our business. We currently rely upon a combination of trademarks, trade secrets, copyrights, nondisclosure contractual commitments, and other legal rights to establish and protect our intellectual property.

As of March 9, 2024, we held ten (10) pending trademark applications in the United States, three (3) pending ones in Singapore, two (2) pending ones in Hong Kong, four (4) pending ones in British Virgin Islands, four (4) pending ones in Thailand and three (3) completed trademark applications in Singapore. We will evaluate our development efforts to assess the existence and patentability of new intellectual property. To the extent that it is feasible, we will file new patent applications with respect to our technology and trademark applications with respect to our brands.

Human Capital Resources

As of March 9, 2024, we had 11 full-time employees, including CEO, CFO and COO in Singapore. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We use our website, our corporate Facebook page (facebook.com/megamatrixmpu or facebook.com/flextvus), our corporate X (f/k/a Twitter) account (twitter.com/MegaMatrixMPU), our corporate LinkedIn account (linkedin.com/company/megamatrixmpu), our corporate TikTok channel (tiktok.com/@flextv_english), and our YouTube channel (youtube.com/@FlexTV_English) as channels of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at www.megamatrix.io. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K and are not incorporated by reference herein.

Item 1A. Risk Factors.

An investment in our common stock involves risks. Prior to making a decision about investing in our common stock, you should consider carefully the risks together with all of the other information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in our subsequent filings with the SEC. Each of the referenced risks and uncertainties could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our securities. Additional risks not known to us or that we believe are immaterial may also adversely affect our business, operating results and financial condition and the value of an investment in our securities.

Risks Related to our Business

Expansion of the Company’s operations into new products, services and technologies, including content categories, is inherently risky and may subject it to additional business, legal, financial and competitive risks.

Historically, the Company’s operations have been focused on third-party management service contracts for aircraft operations, NFT gaming, StaaS and solo-staking, which operations have ceased. Expansion of the Company’s operations and its marketplace into additional products and services, such as short video drama involve numerous risks and challenges, including potential new competition, increased capital requirements and increased marketing spent to achieve customer awareness of these new products and services. Growth into additional content, product and service areas may require changes to the Company’s existing business model and cost structure and modifications to its infrastructure and may expose the Company to new regulatory and legal risks, any of which may require expertise in areas in which the Company has little or no experience. There is no guarantee that the Company will be able to generate sufficient revenue from sales of such products and services to offset the costs of developing, acquiring, managing and monetizing such products and services and the Company’s business may be adversely affected.

If our efforts to attract and retain users are not successful, our business will be adversely affected.

Our future revenue will be derived for subscriber based fees. We must continually add users and convert them to fee-based subscribers both to replace canceled fee-based subscribers and to grow our business beyond our current fee-based subscriber base. The video streaming business is new to us and our ability to penetration and growth our user base have fluctuated and vary across the jurisdictions where we provide our service. Our ability to attract and retain users and convert them to fee-based subscribers will depend in part on our ability to consistently provide our users in countries around the globe with compelling content choices that keep our users engaged with our service, effectively drive conversation around our content and service, as well as provide a quality experience for choosing and enjoying our short video dramas. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain users. Competitors include other entertainment video providers, such as linear television, and streaming entertainment providers (including those that provide pirated content), video gaming providers, as well as user-generated content, and more broadly other sources of entertainment that our users could choose in their moments of free time.

Our users and fee-based subscribers cancel our service for many reasons, including a perception that they do not use the service sufficiently, that they need to cut household expenses, dissatisfaction with content, a preference for competitive services and customer service issues that they believe are not satisfactorily resolved. Fee-based subscribers growth is also impacted by adverse macroeconomic conditions, including inflation, may also adversely impact our ability to attract and retain users and fee-based subscribers. If we do not grow as expected or be able to increase our fee-based subscriber revenue, including by adjusting subscription pricing, liquidity and results of operations may be adversely impacted. If we are unable to successfully compete with current and new competitors in providing compelling content, retaining our existing users and attracting new users, our business will be adversely affected.

If we do not continuously provide value to our users, including making improvements to our service in a manner that is favorably received by them, our revenue, results of operations and business will be adversely affected.

If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain users and fee-based subscribers, and accordingly, our revenue, including revenue per paying subscribers, and results of operations may be adversely affected. The video streaming business and the production of short video dramas is new to us. If our efforts to develop and offer short video dramas are not valued by our current and future users and fee-paying subscribers, our ability to attract and retain users and fee-paying subscribers may be negatively impacted. We may also seek to extend our business into new products and services to help drive growth. For example, we are expanding our offering of consumer products and live experiences. To the extent we cannot successfully find and develop new products and services to help drive growth, our future results of operations and growth may be adversely impacted.

We may, from time to time, have to adjust our subscription pricing, or our pricing model itself. Any adjustments we make may not be well-received by our users and could negatively impact our ability to attract and retain users and fee-paying subscribers, revenue per fee-paying subscribers, revenue and our results of operations. If our efforts to satisfy our existing users or adjustments to our service are not successful, we may not be able to attract or retain users and fee-paying subscribers, and as a result, our ability to grow our business will be adversely affected.

If we fail to grow and maintain our active user base, our business, financial condition and operating results may be materially and adversely affected.

The size of our active user base with our products are critical to our success. We are a new business and focused on attracting and maintaining an active user base. Our financial performance has been and will continue to be significantly affected by our ability to grow and engage our active user base. In addition, we may fail to maintain or increase our user base or our users’ engagement if, among other things:

●	we fail to innovate or develop new products and services that provide relevant content and satisfactory experience to, or are favorably received by, our users;

●	we fail to produce new dramas that are attractive to our users;

●	we fail to respond to or adopt evolving technologies for product development on a timely and cost-effective basis;

●	we fail to successfully market and monetize our existing and new mobile applications throughout their life cycles;

●	we fail to develop products that are compatible with existing or new mobile devices, mobile operating systems or their respective upgrades;

●	we fail to maintain or improve our technology infrastructure and security measures designed to protect our users’ personal privacy and cyber security;

●	we lose users to competing products and services or due to concerns related to personal privacy and cyber security or other reasons;

●	we fail to successfully implement our strategies related to the continued expansion of our global user base; or

●	we are required by existing or new laws, regulations or government policies to implement changes to our products or services that are adverse to our business.

If we are unable to maintain or increase our user base, our advertising services may become less attractive to our advertising customers, which may have a material and adverse impact on our business, financial condition and operating results.

Our advertising offering is new and subject to various risks and uncertainties, which may adversely affect our business.

We have limited experience and operating history offering advertising on our video streaming service, and our advertising revenue may not grow as we expect. Advertisers purchase advertising services either directly from us or through third-party advertising exchanges and advertising agencies. Our advertising customers, including advertisers and advertising exchanges and agencies, typically do not have long-term contractual arrangements with us. They may be dissatisfied with our advertising services or perceive our advertising services as ineffective. Potential new customers may view our advertising services as unproven, and we may need to devote additional time and resources to convince them. In addition, new advertising formats emerge from time to time and customer preferences can change. We may not be able to adapt our products and services to future advertising formats or changing customer preferences on a timely and cost-effective basis, and any such adaption failure could materially and adversely affect our financial conditions, results of operations and prospects.

We compete for advertising customers not only with other providers of digital advertising spaces, but also with other types of platforms and advertising service providers such as newspapers, magazines, billboards, television and radio stations. Some of our competitors have access to considerably greater financial and other resources for expanding their product offerings and present considerable challenges to gaining and maintaining additional market share.

If we fail to deliver advertising services in an effective manner, or if our advertising customers believe that placing advertisements on our platform and in our short dramas do not generate a competitive return when compared to placing advertisements through our competitors’ products, they may not continue to do business with us or they may only be willing to advertise with us at reduced prices. If our existing advertising customers reduce or discontinue their advertising spending with us, or if we fail to attract new advertising customers, our business, financial condition and results of operations could be materially and adversely affected.

We rely on our business collaborations with third parties, including major digital distribution platforms and mobile device manufacturers, to maintain and expand our user base. Our failure to maintain good relationships with these business partners may materially and adversely affect our business and operating results.

We collaborate with various business partners to promote our products and enlarge our user base. We use third-party digital distribution platforms such as Apple App Store and Google Play to distribute our mobile applications to users. We also advertise on third-party platforms, such as Facebook and TikTok to acquire users. The promotion and distribution of our mobile applications are subject to such digital distribution platforms’ standard terms and policies for application developers, which are subject to the interpretation of, and frequent changes by, these platforms. In addition, our applications may be suspended by or removed from such platforms as a result of allegations or claims by third parties regardless of their merits. If we are unable to maintain good relationships with our business partners or the business of our business partners declines, the reach of our products and services may be adversely affected and our ability to maintain and expand our user base may decrease. Most of the agreements with our business partners, including mobile device manufacturers and digital distribution platforms, do not prohibit them from working with our competitors or from offering competing services. If our partner distribution platforms change their standard terms and conditions in a manner that is detrimental to our business, or if our business partners decide not to continue working with us or choose to devote more resources to supporting our competitors or their own competing products, we may not be able to find a substitute on commercially favorable terms, or at all, and our competitive advantages may be diminished.

We may be subject to notices or complaints alleging, among other things, our infringement of copyrights and delivery of illegal or inappropriate content through our products, which could lead to suspension or removal of such products from digital distribution platforms, a decrease of our user base, and a significantly adverse impact on our financial results and our reputation.

We use third-party digital distribution platforms such as Apple App Store and Google Play to distribute our mobile applications to users. In the ordinary course of our business, we and the digital distribution platforms may from time to time receive, notices or complaints from third parties alleging that certain of our contents infringe copyrights, deliver illegal, fraudulent, pornographic, violent, bullying or other inappropriate content, or otherwise fail to comply with applicable policies, rules and regulations. Upon receipt of such notices or complaints, those digital distribution platforms may suspend or remove such products from such platforms. The processes for appealing such suspensions and removals with those platforms could be time-consuming, and we cannot guarantee that our appeals will always prevail or that any such suspended or removed application will be made available again. Such suspensions and removals of our products could lead to a decrease of our user base and, if they occur frequently and/or in a large scale, could significantly adversely affect our reputation, business operation and financial performance. In addition, these digital distribution platforms and third-party platforms may also receive, from time to time, notices or complaints from third parties alleging that certain of our products infringe copyrights, deliver illegal, fraudulent, pornographic, violent, bullying or other inappropriate content, or otherwise fail to comply with applicable policies, rules and regulations, consequently those digital distribution platforms may suspend or remove such products from their platforms and those third-party platforms may terminate their collaboration with us.

We have international operations and plan to continue expanding our operations globally. We may face challenges and risks presented by our growing global operations, which may have a material and adverse impact on our business and operating results.

Yuder is headquartered in Singapore and provide its products and services to a global user base. We intend to continue the international expansion of our business operations and grow our user base globally. We believe the sustainable growth of our business depends on our ability to increase the penetration of our products in both developed and emerging markets. Our continued international operations and global expansion may expose us to a number of challenges and risks, including:

●	challenges in developing successful products and localized adaptions, and implementing effective marketing strategies that respectively target mobile internet users and advertising customers from various countries and with a diverse range of preferences and demands;

●	difficulties in managing and overseeing global operations and in affording increased costs associated with doing business in multiple international locations;

●	local competitions;

●	difficulties in integrating and managing potential foreign acquisitions or investments;

●	compliance with applicable laws and regulations in various countries worldwide, including, but not limited to, internet content requirements, cyber security and data privacy requirements, intellectual property protection rules, exchange controls, and cash repatriation restrictions;

●	fluctuations in currency exchange rates;

●	political, social or economic instability in markets or regions in which we operate; and

●	compliance with statutory equity requirements and management of tax consequences.

Our business, financial condition and results of operations may be materially and adversely affected by these challenges and risks associated with our global operations.

Our product development and monetization strategies are highly dependent on our technology capabilities and infrastructure. If the amount of user data generated on our products declines, or if we fail to enhance or upgrade our technologies at a competitive pace, the effectiveness of our business model may be harmed and our operating results may be materially and severely affected.

We depend on our technological capabilities and infrastructure to analyze our users’ preferences and needs and to generate valuable user insights. Active users of our products generate a large amount of data across our applications and in a variety of use cases on a daily basis. The data generated by our users lays the foundation for us to build our user profiles. By analyzing such user data with our big data analytics and other relevant technologies, we aim to understand our users’ interests and needs for content in order to develop products that deliver relevant content catering to their interests and needs. Therefore, the effectiveness of our product development and monetization strategies is dependent on our ability to obtain and process data and to refine the algorithms used in processing such data. If we fail to maintain and expand the user base of our products to continually generate large amounts of user data, or if we fail to keep up with the rapid development and upgrade of big data analytics and other relevant technologies on a timely and cost-effective basis, we may not be able to effectively grow and monetize our products, and our business and operating results may be materially and adversely affected.

If we fail to correctly anticipate user preferences and develop and commercialize new products and services, we may fail to attract or retain existing users, the lifecycles of our mobile applications may end prematurely and our operating results may be materially and adversely affected.

Our success depends on our ability to maintain, grow and monetize our user base, which in turn depends on our ability to continually develop and commercialize new mobile applications, introduce new features or functions to our existing mobile applications and provide users with high-quality content and an enjoyable user experience. This is particularly important since the mobile internet industry is characterized by fast and frequent changes, including rapid technological evolution, shifting user demands, frequent introductions of new products and services, and constantly evolving industry standards, operating systems and practices. FlexTV APP was launched in 2023 and over 150 short video drama have been released since October 2023. We intend to continue to produce new short video drama and other contents and services to enlarge our active user base. Our ability to roll out new short video dramas and services depends on a number of factors, including engaging new talents, High-quality contents, as well as correctly analyzing and predicting users’ interests and demands for content using our big data analytical capabilities. If we fail to correctly analyze and predict users’ interests and demands for content, fail to cater to the anticipated needs and preferences of users, or fail to provide a superior user experience, our existing and new mobile applications may suffer from reduced user traffic or be unsuccessful in the market and our user base may decrease, which in turn may impact our fee-based subscription and our ability to earn advertising revenue. There can be no assurance that our new products and services will generate revenues or profits and we may not be able to recoup the investments and expenditure involved in such development. Our quarterly results may also experience significant fluctuations as we continue to invest in the development of new products and services.

In addition, as a result of rapidly evolving user preferences, our existing mobile applications may reach the end of their lifecycles prematurely. There can be no assurance that we will be able to correctly predict the lifecycles of our new mobile applications, our estimates regarding the lifecycles of our existing mobile applications may turn out to be incorrect, and our business, financial condition and results of operations may be materially and adversely affected.

We may be held liable for information or content displayed on, distributed by, retrieved from or linked to the mobile applications integrated into our products, which may adversely impact our brand image and materially and adversely affect our business and operating results.

We may display third-party content, such as videos, pictures, books, articles and other works, on our mobile applications without the explicit consent from such third party, and we may further explore market opportunities in the content-related business. Our users may misuse our products to disseminate content that contains inappropriate, fraudulent or illegal information or that infringes the intellectual property rights of third parties. We have implemented control measures and procedures to detect and block inappropriate, fraudulent or illegal content uploaded to or disseminated through our products, particularly those that violate our user agreements or applicable laws and regulations. However, such procedures may not be sufficient to block all such content due to the large volume of third-party content. Despite the procedures and measures we have taken, if the content displayed on our products are found to be fraudulent, illegal or inappropriate, we may suffer a loss of users and damage to our reputation. In response to any allegations of fraudulent, illegal or inappropriate activities conducted through our mobile applications or any negative media coverage about us, government authorities may intervene and hold us liable for non-compliance with laws and regulations concerning the dissemination of information on the internet and subject us to administrative penalties or other sanctions, such as requiring us to restrict or discontinue certain features and services provided by our mobile applications or to temporarily or permanently disable such mobile applications. If any of such events occurs, our reputation and business may suffer and our operating results may be materially and adversely affected.

We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard our patents, copyrights, trademarks, trade secrets, and other intellectual property as critical to our business. Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation. We rely on a combination of intellectual property laws and contractual arrangements to protect our proprietary rights. It is often difficult to register, maintain, and enforce intellectual property rights in countries with less developed regulatory regimes or inconsistent and unreliable enforcement mechanisms. Sometimes laws and regulations are subject to interpretation and enforcement and may not be applied consistently due to the lack of clear guidance on statutory interpretation. In addition, our contractual agreements may be breached by our counterparties, and there may not be adequate remedies available to us for any such breach. Accordingly, we may not be able to effectively protect our intellectual property rights or to enforce our contractual rights in China and other jurisdictions in which we operate. Detecting and preventing any unauthorized use of our intellectual property is difficult and costly and the steps we have taken may be inadequate to prevent infringement or misappropriation of our intellectual property. In the event that we resort to litigation to enforce or protect our intellectual property rights, such litigation could result in substantial costs and a diversion of our managerial and financial resources. We can provide no assurance that we will prevail in such litigation.

We may be subject to intellectual property infringement lawsuits which could be expensive to defend and may result in our payment of substantial damages or licensing fees, disruption to our product and service offerings, and reputational harm.

The success of our business relies on the quality of our products, which in turn depends on the underlying software and related technology, such as big data analytics. The protection of such software and related technologies primarily relies on intellectual property rights including patents and trade secrets. Meanwhile, for the purpose of our business expansion, we may from time to time display third-party content, such as videos, pictures, books, articles and other works, on our mobile applications without acquiring the explicit consent from such third party. Third parties, including our competitors, may assert claims against us for alleged infringements of their patents, copyrights, trademarks, trade secrets and internet content.

Intellectual property claims against us, whether meritorious or not, are time consuming and costly to resolve, could divert management attention away from our daily business, could require changes of the way we do business or develop our products, could require us to enter into costly royalty or licensing agreements or to make substantial payments to settle claims or satisfy judgments, and could require us to cease conducting certain operations or offering certain products in certain areas or generally. We do not conduct comprehensive patent searches to determine whether the technologies used in our products infringe upon patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. While we believe that our products do not infringe in any material respect upon any intellectual property rights of third parties, we cannot be certain that this is the case.

In addition, in any potential dispute involving our patents or other intellectual property, our advertising customers and business partners could also become the target of litigation. We have certain contractual obligations to indemnify our advertising customers and the mobile device manufacturers that pre-install our products on their devices for liability that they may incur based on third-party claims of intellectual property infringement for the use of our products or technology. Many of our collaboration contracts with mobile device manufacturers provide for a cap on our indemnity obligations. In addition, in the event of any such claims, our advertising customers or business partners may decide not to use our products in the future, which could harm our financial condition and operating results.

Finally, we may also face infringement claims from the employees, consultants, agents and outside organizations we have engaged to develop our technology. While we have sought to protect ourselves against such claims through contractual means, there can be no assurance that such contractual provisions are adequate, and any of these parties might claim full or partial ownership of the intellectual property in the technology that they were engaged to develop for us.

Yuder, as a Singapore-based company, is subject to laws and regulations of Singapore and each jurisdiction where our services are offered. Our operations require us to apply for specific licenses with Singapore authorities.

Yuder’s operations as a Singapore-based company are subject to the regulatory environments of Singapore and each jurisdiction where our services are available. In Singapore, Yuder is actively assessing the need for specific licenses such as an Over-the-Top (OTT) Niche Television Service License and, for age-restricted content, a Film Exhibition License. Moreover, we may need to comply with the Content Code for OTT, Video on Demand, and Niche Services in Singapore to ensure our content aligns with public interest and decency standards. Additionally, as our service is accessible over the internet to users worldwide, we are subject to a wide array of international laws and regulations, which vary significantly across different jurisdictions.

Our efforts to secure necessary licenses and comply with regulatory standards are facing challenges, including the possibility that licenses may not be granted, or could be revoked or not renewed by regulatory authorities.

The complexity of obtaining necessary licenses and maintaining compliance with regulatory standards presents a risk that licenses may not be granted or could be revoked or not renewed by regulatory authorities. This includes both the specific licenses required for operations in Singapore and potentially different or additional licenses needed in other countries. Such outcomes could prevent us from offering certain services or content, thus significantly impacting our operations and financial condition.

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

Our compliance with regulatory requirements demands significant operational and financial resources.

Compliance with regulatory requirements in Singapore and internationally may require significant operational and financial resources. This includes the potential need to furnish security deposits, adhere to content classification requirements, and ensure ongoing compliance with varied regulatory standards across jurisdictions. The financial burden and operational constraints imposed by these regulatory requirements could negatively affect our profitability and operational efficiency.

We face challenges in continuously monitoring and adapting to the varied regulatory environments across the various jurisdictions where we operate.

Navigating the regulatory landscapes of multiple jurisdictions increases the risk of inadvertent non-compliance due to the dynamic nature of laws and regulations governing online streaming services. Continuous adjustments to our operational practices and content offerings may be necessary, requiring substantial resources and potentially leading to penalties, restrictions, or the cessation of our services in certain territories.

We may encounter restrictions or outright bans in certain jurisdictions if we fail to comply with local regulations or content standards.

Given the global accessibility of our service, there is a risk that certain jurisdictions may impose restrictions or outright bans on our operations due to non-compliance with local regulations or content standards. Such actions could limit our market presence and negatively impact our growth prospects and profitability.

Risk Related to Digital Assets

We hold ETH and other stable coins which exposes us to various risks associated with ETH and other cryptocurrencies.

We hold ETH and other stable coins which exposes us to various risks associated with ETH and other cryptocurrencies, including the following:

ETH is a highly volatile asset: The supply of ETH is currently controlled by the source code of the Ethereum platform, and there is a risk that the developers of the code and the participants in the Ethereum network could develop and/or adopt new versions of the Ethereum software that significantly increase the supply of ETH in circulation, negatively impacting the trading price of ETH. Any significant decrease in the price of ETH may materially and adversely affect the value of the Company’s securities and, in turn, the Company’s business and financial condition. In addition, the ETH markets are sensitive to new developments, and since volumes are still maturing, any significant changes in market sentiment (by way of sensationalism in the media or otherwise) can induce large swings in volume and subsequent price changes. Such volatility can adversely affect the business and financial condition of the Company. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the public, accounts for anticipated future appreciation in value. The Company believes that momentum pricing of ETH has resulted, and may continue to result, in speculation regarding future appreciation in the value of ETH, inflating and making more volatile the value of ETH. As a result, ETH may be more likely to fluctuate in value due to changing investor confidence in future appreciation, which could adversely affect the business and financial condition of the Company. ETH has traded below $1,100 per ETH and above $2,378 per ETH on Matrixport Cactus Custody (our principal market for ETH) in the past 12 months from January 1, 2023. As of December 31, 2023, we hold $7,123,300 in ETH.

Custody Service Risks: We do not use any cryptocurrencies as collateral or have them used by other institutions as collateral because our cryptocurrencies are held in custody on the blockchain and not stored on centralized exchanges. However, despite storing our cryptocurrencies on a decentralized custody chain, there are still risks associated with the custody service provider. These risks may include security, availability, and reliability. We seek to choose a trusted and secure custody service provider to protect our cryptocurrencies.

On-Chain Risks: Storing cryptocurrencies on a custody chain does not eliminate all risks. The underlying blockchain may still face risks related to technology, network security, and potential attacks. Understanding the security measures and vulnerability mitigation capabilities of the underlying blockchain protocol is crucial.

We hold stablecoins and the value of stablecoins that we hold may be subject to volatility and risk of loss.

As of December 31, 2023, we held approximately $0.2 million in USDC issued by Circle Internet Financial Public Limited Company (“Circle”). Stablecoins are cryptocurrencies designed to have a stable value over time as compared to typically volatile cryptocurrencies, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar. For example, stablecoins such as USDC are usually backed by the U.S. Dollar and other short-dated U.S. government obligations and are usually pegged to the U.S. dollar. On March 9, 2023, as a result of the bankruptcy of Silicon Valley Bank (“SVB”), Circle announced that $3.3 billion of its roughly $40 billion USDC reserves were held at SVB. As a result, Circle depegged the USDC from its $1.00 peg, trading as low as $0.87. This risk may result in the sell-off of USDC and volatility as to the value of stablecoins, which would expose us to risk of potential loss and could have a material adverse effect on our ability to raise new funding and on our business, financial condition, and results of operations and prospects.

Our Board and our management have identified certain material gaps with respect to risk management related to our cryptocurrencies that if not adequately address, could negatively impact our operations and adversely affect the value of our shares.

Our Board and our management have identified the following material gaps with respect to risk management related to our cryptocurrencies:

●	Inadequate Measures for High Volatility. Cryptocurrencies are known for their high price volatility. If an organization’s risk management strategies are not equipped to handle such fluctuations, this would be a significant gap.

●	Lack of Preparedness for Regulatory Changes: The regulatory landscape for cryptocurrencies is evolving rapidly. An organization that is not prepared for potential regulatory changes may face compliance risks.

●	Insufficient Cybersecurity Measures: Given the digital nature of cryptocurrencies, they are particularly susceptible to online frauds, scams, and hacking attempts. Inadequate cybersecurity measures to protect against these threats would be a critical risk management gap.

We have made the following changes to address these gaps:

●	Revising Investment Strategies: We have diversified our investments, setting more stringent risk limits, or employing hedging strategies to mitigate potential losses.

●	Enhancing Cybersecurity tools: We included the implementation of advanced security software, regular security audits, and the establishment of robust mechanisms for transaction handling and data protection.

●	Providing Specialized Training: Offering specialized training to management and staff is essential to improve their understanding and ability to manage crypto-related risks. This training covered the basics of cryptocurrency, blockchain technology, risk management strategies specific to cryptocurrency, and the latest trends and developments in the crypto market.

While we believe that these changes adequately address these gaps, there can be no assurance that these changes will be effective or adequate. If we failed to adequately address these gaps, the value of our cryptocurrencies may go down which could negatively impact or operations and adversely affect the value of our shares.

We are subject to risks related to holding cryptocurrencies.

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

Cryptocurrencies have in the past and may in the future experience periods of extreme volatility. Fluctuations in the value of any cryptocurrencies that we hold may also lead to fluctuations in the value of our common stock. In addition, there is substantial uncertainty regarding the future legal and regulatory requirements relating to cryptocurrency or transactions utilizing cryptocurrency. For instance, governments may in the near future curtail or outlaw the acquisition, use or redemption of cryptocurrencies. In such cases, ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction. These uncertainties, as well as future accounting and tax developments, or other requirements relating to cryptocurrency, could have a material adverse effect on our business.

All of our digital assets are stored in hot custodian, Matrix Trust Company Limited (“Matrixport”), a third party. We selected Matrixport as our custodian due to its strong security measures and risk management practices, crucial for digital asset safety; its commitment to compliance with regulatory standards across various regions within the crypto industry; its diverse range of services, including trading, custody, and OTC transactions for both fiat and digital assets; and its solid market reputation in the crypto space in both the U.S. and Asia. The material terms of our custody agreement with Matrixport are as follows:

(a)	Matrixport will act as the custodian for our digital assets and hold such digital assets in trust in accordance with the agreement. Matrixport does not have the authority to exercise any investment or tax planning discretion regarding our digital assets, and will not act as an advisor, broker or agent when executing our instructions.

(b)	Matrixport is only responsible for the safekeeping of our digital assets which are delivered into its possession and control by us.

(c)	For any transfer of our digital assets from our account, Matrixport will hold such proceeds for transfer until receipt of written disbursement instructions from us.

(d)	To the extent permitted by applicable laws and regulations and Matrixport’s internal policies and procedures, Matrixport shall transfer our digital assets in accordance with our instructions, provided that sufficient digital assets are available to effect the instructions and for paying any outstanding amounts owing to Matrixport.

(e)	Our custody account at Matrixport is not a deposit account and will not accrue interest. Further our custody account is not insured by FDIC.

(f)	Our executive officer has access to our custody account at Matrixport, however, only our chief executive officer and chief financial officer, acting jointly, have the authority to release our digital assets from custody.

Matrixport bought $50 million insurance from OneInfinity by OneDegree, including specie and crime that cover both cold and warm storage. We have no insurance policies covering our digital assets.

We are exposed to various risks associated with the failure to safeguard our digital assets.

We are exposed to following risks relating to the safeguarding of our digital assets:

●	Security Breaches: Digital assets are stored in digital wallets or on exchanges, and they are vulnerable to security breaches, hacks, and unauthorized access. If adequate security measures are not in place, digital assets can be stolen or lost, leading to financial losses for the holders.

●	Third-Party Risks: Entrusting digital assets to third-party service providers, such as custodians or exchanges, introduces additional risks. These providers may face security vulnerabilities, operational risks, or even fraudulent activities, which can result in the loss or compromise of the digital assets held with them.

●	Regulatory Compliance: Safeguarding digital assets often involves complying with regulatory requirements, such as implementing appropriate know-your-customer (KYC) and anti-money laundering (AML) procedures. Failure to comply with these regulations can lead to legal consequences, fines, reputational damage, and potential disruptions to business operations.

●	Operational Risks: Inadequate internal controls, poor infrastructure, or human errors can pose operational risks. Mistakes in handling private keys, mismanagement of wallets, or technological failures can result in the loss or inaccessibility of digital assets.

In the event of security breaches or loss of our digital assets, we may face significant financial losses. The value of the lost assets may not be recoverable, and liability for the losses may rest with the business, impacting its financial condition and operations.

In addition, inadequate safeguarding of digital assets can result in legal and regulatory consequences which may lead to fines, penalties, legal disputes, or even the suspension of business operations, affecting our business’s reputation and financial stability.

Also inadequate safeguarding practices may result in increased legal and compliance costs. We may need to invest in legal representation, investigations, audits, or remediation efforts to address any deficiencies, which can strain our financial resources.

Risks Related to our Company

The ownership of our stock is highly concentrated in our chairman, and we have one controlling stockholder.

As of March 1, 2024, our Mr. Yucheng Hu, our chairman and chief executive officer beneficially owned approximately 15.87% of our outstanding common stock. As a result of his ownership, Mr. Yu is able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

Certain information contained in our historical financial statements are not comparable to the information contained in our financial statements after the adoption of new business.

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

We have a limited operating history in new short video drama business, so there is a limited track record on which to judge our business prospects and management.

We are currently focusing on short video streaming platform or producing short video dramas which is very different from our prior staking business, NFT gaming, and aircraft leasing business. As such, our historical financial results should not be considered indicative of our future performance. In addition, we have a limited operating history in providing short video streaming platform or producing short video dramas upon which to base an evaluation of our business and prospects. You must consider the risks and difficulties we face as a small operating company with limited operating history.

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

Our business operations depend on the efforts of our new management, particularly the executive officers named in this document. If one or more of our management were unable or unwilling to continue their employment with us, it might not be able for us to replace them in a timely manner, or at all. We may incur additional expenses to recruit and retain qualified replacements. Our business may be severely disrupted, and our financial condition and results of operations may be materially and adversely affected. In addition, our management may join a competitor or form a competing company. As a result, our business may be negatively affected due to the loss of one or more members of our management.

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

We do not maintain commercial insurance to cover loss of digital assets.

We do not carry any insurance that covers the loss of our digital assets held by our custodian and its affiliates. As such, we may not be able to recover any funds lost in data, security and/or system breaches.

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

As of December 31, 2023, our internal control over financial reporting was ineffective, and if we continue to fail to improve such controls and procedures, investors could lose confidence in our financial and other reports, the price of our common stock may decline, and we may be subject to increased risks and liabilities.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that we file annual reports with respect to our business and financial condition. Section 404 of the Sarbanes-Oxley Act requires, among other things, that we include a report of our management on our internal control over financial reporting. We are also required to include certifications of our management regarding the effectiveness of our disclosure controls and procedures. We previously identified a material weakness in our internal control over financial reporting relating to our tax review control for complex transactions. We are in the process of enhancing our tax review control related to unusual transactions that we may encounter, but that control has not operated for a sufficient time to determine if the control was effective as of December 31, 2023. If we cannot effectively maintain our controls and procedures, we could suffer material misstatements in our financial statements and other information we report which would likely cause investors to lose confidence. This lack of confidence could lead to a decline in the trading price of our common stock.

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

In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for factors specific to our own operations including the following:

●	variations in our revenue, earnings and cash flow;

●	announcements of new product and service offerings, investments, acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

●	changes in the performance or market valuation of our company or our competitors;

●	changes in financial estimates by securities analysts;

●	changes in the number of our users and customers;

●	fluctuations in our operating metrics;

●	failures on our part to realize monetization opportunities as expected;

●	additions or departures of our key management and personnel;

●	detrimental negative publicity about us, our competitors or our industry;

●	market conditions or regulatory developments affecting us or our industry; and

●	potential litigations or regulatory investigations.

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

On October 7, 2022, we registered 2,397,305 shares of the Company’s common stock for resale by selling stockholder. The sales of those shares of common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock.

If we acquire digital assets that are securities, even unintentionally, we may violate the Investment Company Act of 1940 and incur potential third-party liabilities.

As of December 31, 2023, we held approximately $0.6 million in USDT, $0.2 million in USDC, and $7.1 million in ETH. The Company intends to comply with the Investment Company Act of 1940 (the “1940 Act”) in all respects. To that end, if holdings of cryptocurrencies are determined to constitute investment securities of a kind that subject the Company to registration and reporting under the 1940 Act, the Company will limit its holdings to less than 40% of its assets. Section 3(a)(1)(C) of the 1940 Act defines “investment company” to mean any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of Government securities and cash items) on an unconsolidated basis. Section 3(a)(2) of the 1940 Act defines “investment securities” to include all securities except (A) Government securities, (B) securities issued by employees’ securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies and (ii) are not relying on the exception from the definition of investment company in section 3(c)(1) or 3(c)(7) of the 1940 Act. As noted above, the SEC has not stated whether stablecoins such as USDC and USDT and other cryptocurrency such as ETH is an investment security, as defined in the 1940 Act.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 1C. Cybersecurity

The Company operates in a dynamic environment with evolving cybersecurity threats. Our business relies heavily on the secure operation of our technology infrastructure and the protection of user data.

A successful cyberattack could have a significant negative impact on our business, including:

●	Data breaches: Unauthorized access to user data, including nicknames, email addresses, country, and identification numbers, could lead to reputational damage, regulatory fines, and legal action, a loss of users and loss of revenue.

●	Disruption of service: A cyberattack could disrupt our service, preventing users from accessing content and impacting our revenue.

●	Loss of intellectual property: Cybercriminals could steal our proprietary content or intellectual property, harming our competitive advantage.

●	Costs associated with responding to a cyberattack: Costs of remediation, legal fees, and regulatory fines, could be significant.

The security and privacy of our users and their data is our priority, and we proactively manage cybersecurity risks to ensure robust protection for our platform. We integrate cybersecurity risk management into our overall organizational strategy. Our Board of Directors oversees risk management, including cybersecurity. Key elements of our framework include:

●	Risk Assessment and Identification: We conduct regular assessments to identify, evaluate, and prioritize potential cybersecurity threats and vulnerabilities. We utilize various methods like vulnerability scanning, threat intelligence feeds, and penetration testing.

●	Technical Safeguards: We deploy a multi-layered defense system with various technical safeguards to protect our infrastructure and user data. This includes firewalls, intrusion detection and prevention systems (IDS/IPS), data encryption (at rest and in transit), and access controls based on the principle of least privilege.

●	Incident Response and Recovery: We have documented and well-rehearsed incident response procedures to effectively respond to, contain, and remediate security incidents. These procedures ensure timely detection, investigation, and recovery, minimizing potential damage and ensuring user privacy.

●	Mapping data flows and user locations: We understand where user data is stored and transmitted, enabling us to identify relevant privacy laws and to implement suitable user data protection.

●	Third-Party Risk Management: We implement a rigorous process for vetting and securing our relationships with third-party vendors. This includes security assessments and contractual agreements outlining specific security measures they must adhere to.

●	Security Awareness and Training: We regularly conduct comprehensive security awareness training programs for all employees. These programs educate them on cybersecurity best practices, threat identification, and reporting procedures.

Despite our efforts, there is no guarantee that we can completely eliminate the risk of cyberattacks. Our cybersecurity measures may not be effective against all threats, and new vulnerabilities may emerge that we are unaware of.

Item 2. Properties.

As of December 31, 2023, the Company did not own any real property, plant or materially important physical properties. The Company leases its principal executive office space at 3000 El Camino Real, Building 4, Suite 200 Palo Alto, California 94306 on a month-to-month basis. The Company leases its Singapore office at Capita Spring, 88 Market Street, Level 21, Singapore 048948 on a month-to-month basis. The Company considers its office space suitable and adequate for the purpose for which they are used for.

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

Number of Holders

According to the Company’s transfer agent, the Company had approximately 343 stockholders of record as of March 1, 2024. Because brokers and other institutions and nominees hold many of the Company’s shares of Common Stock on behalf of beneficial owners, the Company is unable to estimate the total number of beneficial owners represented by those nominees.

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

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, and settlement of RSUs (a)		Weighted- average exercise price of outstanding options, and issuance price of RSUs (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) I
Equity compensation plans approved by security holders(1)	1,580,000		—	1,580,000
Total	1,580,000	[1]	—	1,580,000

(1)	Consists of 1,580,000 shares of common stock reserved for issuance under the Mega Matrix Corp. Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”) which was approved by our shareholders on December 29, 2023. As of December 31, 2023, no awards were granted under the 2021 Plan.

Recent Sales of Unregistered Securities

On December 23, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors named in the Purchase Agreement, pursuant to which we agreed to sell up to an aggregate of 5,280,000 shares of our common stock, $0.001 par value per share at a purchase price of $1.30 per share, or $6.9 million.

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

On June 5, 2023, we entered into a Network Security Service Agreement with Vision Ace Limited, a British Virgin Islands corporation (“Vision”), pursuant to which the Company has agreed to issue 160,577 shares of common stock of the Company, $0.001 par value valued at $237,700.10, or $1.48 per share, as consideration for Vision’s services.

On December 1, 2023, we entered into a Consulting Agreement with Honor Related LLC, a British Virgin Islands corporation (“Hornor”), pursuant to which the Company has agreed to issue 30,000 restricted shares of the Company’s common stock, $0.001 par value per share, on December 31, 2023, March 31, 2024, June 30, 2024, and September 30, 2024, for an aggregate of 120,000 shares of Common Stock, valued at $120,000, as consideration for Hornor’s services.

On January 7, 2024, we entered into and closed a definitive Share Exchange Agreement (“Exchange Agreement”) with FunVerse Holding Limited (“FunVerse”), a company incorporated under the laws of the British Virgin Islands and the sole parent company of Yuder, and the shareholders of FunVerse. Under the Exchange Agreement, Sellers will exchange 51,375,000 of their FunVerse’s shares for 1,500,000 shares of common stock of the Company, par value $0.001 (“Common Stock”), as per terms and conditions set forth in the Exchange Agreement (the “Share Exchange”), free and clear of all liens (other than potential restrictions on resale under applicable securities laws), which the parties agreed is valued at $2,175,000, or $1.45 per share of Common Stock.

On January 12, 2024, we entered into a Unit Subscription Agreement (the “Agreement”) with certain investors (collectively the “Subscribers”), pursuant to which the Subscribers agreed, subject to certain terms and conditions of the Agreement, to purchase an aggregate of 2,490,000 units (the “Units”) for an aggregate purchase price of $3,735,000, or $1.50 per unit (the “Offering Purchase Price”). Each Unit consists of one (1) share of common stock of the Company, $0.001 par value, and one (1) warrant (the “Warrant”), with each Warrant entitling the holder to purchase one share of common stock at an exercise price of $1.50 per share at any time for a period of up to five (5) years starting six (6) months from the issuance date at which time the Warrant will expire (“Offering”). The Agreement contains customary representations, warranties and covenants of the parties, and the closing is subject to customary closing conditions. The closing of the Offering occurred on January 17, 2024.

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

Historically, we have provided leasing and financing services to regional airlines worldwide and have been principally engaged in leasing mid-life regional aircraft to customers worldwide under operating leases and finance leases. In addition to leasing activities, we have also sold aircraft from our operating lease portfolio to third parties, including other leasing companies, financial services companies, and airlines. Our operating performance was driven by the composition of its aircraft portfolio, the terms of its leases, and the interest rate of its debt, as well as asset sales.  Since September 30, 2021, our former substantially controlled subsidiary, JetFleet Management Corp, a California corporation and formerly known as JetFleet Holding Corporation (“JetFleet”) limited its services to providing aircraft advisory and management service. On August 24, 2023, per the recommendation of JetFleet’s board of directors, we, as a holder of a majority of the voting stock of JetFleet, elected to approve the winding up and dissolution of Jetfleet. As part of the winding up process, Jetfleet ceased providing aircraft advisory and management services. On December 14, 2023, Jetfleet was formally dissolved.

Since January 7, 2024, through Yuder, we operate FlexTV, a short drama streaming platform based in Singapore that produces English and Thai dramas that are also translated into different languages for our users that are spread across various parts of the world such as Europe, America, and Southeast Asia. In addition to creating original dramas, Yuder also acquires third party content licenses which it then translates and distributes on its FlexTV platform. To deliver diverse and international content to our users, Yuder’s produces film in various parts of the world, including, but not limited to, the United States, Mexico, Australia, Thailand, and Philippines

Prior to FlexTV, we, through our wholly-owned subsidiary, Savings Digital Pte. Ltd, a Singapore corporation (“SDP”), conducted solo-staking of our own cryptocurrency. The management has made the strategic decision to terminate the solo-staking business and focus on short drama streaming platform development.

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

For the year ended December 31, 2022, the Company received $326,800 of BNB in revenue for the services. Due to business reasons, the Company decided to suspend the Mano game and the alSpace platform, and on November 4, 2022, the Company discontinued the Mano game and the alSpace platform. As the game was newly launched and not yet widely adopted by players, the discontinuance of the game did not materially impact on our business activities.

On August 31, 2022, the Company acquired all of the equity interest in Saving Digital Pte. Ltd., a Singapore exempt private company limited by shares (“SDP”) with no operations and approximately $3,800 in cash, from the chairman Yucheng Hu for a nominal consideration of $10,000. Through SDP, we have engaged in Ethereum solo-staking utilizing the Marsland staking platform.

For the period from September 19, 2022 through December 31, 2023, through SDP, the Company purchased 3,102.40 Ether (ETH) on Matrixport Cactus Custody, our principal market for ETH, at an aggregated cost of approximately $5.41 million, for the purpose of exploring Ethereum staking opportunities following the transition by Ethereum on September 15, 2022 from proof-of-work (PoW) to a proof-of-stake (PoS) consensus mechanism referred to as the “Merge.” Prior to the Merge, Ethereum utilized a PoW validation method for digital asset transactions. Following the Merge, Ethereum shifted to a PoS validation system where validators stake their ETH into a smart contract on Ethereum to serve as collateral that can be destroyed if the validator behaves dishonestly or lazily. The validator (selected randomly) is then responsible for processing the blockchain transactions, storing data and adding new blocks to the blockchain. Validators receive transaction fee on their staked coins in ETH as a reward for their active participation in the network. To become a validator on Ethereum, a participant must stake 32 ETH. As of December 31, 2023, SDP explored the Solo-Staking by staking 1600 ETH to become fifty (50) validators to Ethereum to earn ETH rewards and yield. Solo-Staking enables SDP to utilize its ETH treasury to stake on the Ethereum beacon chain and to earn ETH-denominated rewards directly from the Ethereum protocol. For the year ended December 31, 2023, the Company earned 19.5 ETH from solo-staking services and 1.9 ETH from provision of staking technology tools.

The Company recognized revenues from solo-staking, in the form of ETH, on a daily basis. The Company recognized the revenue by reference to the number of ETH we earned and the closing price published by CoinMarketCap. The staked crypto assets cannot also be used and allocated. The Company’s staking expenses are primarily service fees charged by Matrixport Cactus Custody (“cactus fees”). The Company recognized the expenses on a daily basis, referring to the number of ETH charged by MatrixPort Cactus and the closing price of the day. For the years ended December 31, 2023 and 2022, we recognized cactus fees of approximately $17,200 and $17,400, respectively.

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

On August 4, 2023, Bit Digital exited its investment in MTP and withdrew its capital contribution of SGD$120,000 from MTP. As a result of the transaction, SDP owns all outstanding ordinary shares of MTP. As of July 2023, MTP ceased providing non-custodial staking tools to third parties. MTP no longer provides non-custodial staking tools to third parties from July 2023.

On April 25, 2023, we, through our 100% controlled Singapore subsidiary SDP, invested $300,000 in MarsLand Global Limited (“MarsLand”), a BVI company and held 30% interest in MarsLand. The other shareholders of MarsLand are non-affiliated.

MarsLand will provide staking services to institutional clients, including us and Bit Digital. Further, SDP has successfully applied for and registered the trademark “MarsProtocol” in Singapore and has entered into a license agreement with MarsLand authorizing MarsLand the right to use the MarsProtocol trademark in connection with its staking as a service (“StaaS”) business. As of March 2024, SDP has stopped Ethereum solo-staking business to focus on FlexTV.

On January 7, 2024, the Company entered into and closed a definitive Share Exchange Agreement (“Exchange Agreement”) with FunVerse Holding Limited (“FunVerse”), a company incorporated under the laws of the British Virgin Islands and the sole parent company of Yuder, and the shareholders of FunVerse (collectively, “Sellers”). Before the closing of the Exchange Agreement, the Sellers held 85,625,000 ordinary shares of FunVerse, $0.0001 par value per share, which represents all of the issued and outstanding shares of FunVerse. Under the Exchange Agreement, Sellers will exchange 51,375,000 of their FunVerse’s shares for 1,500,000 shares of common stock of the Company, par value $0.001 (“Common Stock”), as per terms and conditions set forth in the Exchange Agreement (the “Share Exchange”), free and clear of all liens (other than potential restrictions on resale under applicable securities laws), which the parties agreed is valued at $2,175,000, or $1.45 per share of Common Stock. Following the Share Exchange, the Company owned sixty percent (60%) of capital stock of FunVerse.

On January 12, 2024, the Company entered into a Unit Subscription Agreement (the “Agreement”) with certain investors (collectively the “Subscribers”), pursuant to which the Subscribers agreed, subject to certain terms and conditions of the Agreement, to purchase an aggregate of 2,490,000 units (the “Units”) for an aggregate purchase price of $3,735,000, or $1.50 per unit (the “Offering Purchase Price”). Each Unit consists of one (1) share of common stock of the Company, $0.001 par value, and one (1) warrant (the “Warrant”), with each Warrant entitling the holder to purchase one share of common stock at an exercise price of $1.50 per share at any time for a period of up to five (5) years starting six (6) months from the issuance date at which time the Warrant will expire (“Offering”). The Agreement contains customary representations, warranties and covenants of the parties, and the closing is subject to customary closing conditions. The closing of the Offering occurred on January 17, 2024.

Ethereum Rewards

During the year ended December 31, 2023, we earned an aggregate of 19.5 ETH as rewards from our solo-staking and 1.9 ETH in fees generated from our proof-of-stake technology tools for digital assets through the staking platform “MarsProtocol”. The Company early adopted ASU 2023-08 on January 1, 2023, to measure digital assets using fair value. The new guidance requires entities to subsequently measure certain cryptocurrency at fair value, with changes in fair value recorded in net income in each reporting period. Retrospective restatement would not be required or allowed for prior periods. The following table presents our ETH activities for the year ended December 31, 2023:

	Number of ETH	Amount (1)

Balance at December 31, 2022	334.2	$369,200
Cumulative-effect adjustment of opening balance due to adoption of fair value measurement	-	30,600
Addition of ETH staking reward and other services	21.4	41,000
Purchases of ETH from exchange of USDC	1,567.6	2,894,400
Purchases of ETH from exchange of USDT	1,234.1	2,119,500
Return of ETH to a third party	(32.0)	(48,500)
Payment of ETH for other services	(2.8)	(4,800)
Changes in fair value of ETH	-	1,721,900
Balance at December 31, 2023	3,122.5	$7,123,300

(1)	Receipt of digital assets from staking reward are the product of the number of ETH received multiplied by the ETH price obtained from Matrixport Cactus Custody, calculated on a daily basis. Sales of digital assets are the actual amount received from sales.

The Company believes that the ETH and other digital assets that the Company hold are not securities is a risk-based assessment and not a legal standard or binding on the SEC, courts or any other regulators. If USDC, USDT, or ETH are deemed to be securities under the laws of any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such digital asset. See “Risk Factors – Risks Related to our Business – A particular digital asset’s status, such as an ETH, as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if a regulator disagrees with our characterization of the ETH and other stablecoins, the Company may be subject to regulatory scrutiny, investigation, fines and penalties, which may adversely affect our business, operating results and financial condition. A determination that an ETH or stablecoin is a “security” may adversely affect the value of those ETH, stablecoins and our business.”

As of the date of this report, we did not and no plans to collateralize any of these digital assets for any loan, margin, rehypothecation, or other similar activities to which we or our affiliates are a party. In addition, we have not issued any digital assets or held any digital assets on behalf of third parties. We have not experienced any excessive redemption or withdrawals, or have suspended redemptions or withdrawals, of digital assets.

Segment and Related Information

Due to business reasons, the Company, on November 4, 2022, discontinued the Mano game and the alSpace platform. In December 2023, JMC, which operated the leasing of regional aircraft to foreign and domestic regional airlines, closed its dissolution. Accordingly as of December 31, 2023, the Company had one business segment, which was the ETH staking business. However, as of the date of this report, the Company has stopped ETH solo-staking and will focus on operating FlexTV, a leading short drama streaming platform based in Singapore, and producer of English and Thai dramas that are also translated into different languages for our users that are spread across various parts of the world such as Europe, America, and Southeast Asia. In addition to creating original dramas, Yuder also acquires third party content licenses which it then translates and distributes on its FlexTV platform.

For the year ended December 31, 2023, the Company had two business segments which were comprised of 1) the ETH staking business, and 2) the leasing of regional aircraft to foreign and domestic regional airlines.

For the year ended December 31, 2022, the Company had three business segments which were comprised of 1) the ETH staking business, 2) the GameFi business, and 3) the leasing of regional aircraft to foreign and domestic regional airlines.

The following tables present summary information of operations by segment for the years ended December 31, 2023 and 2022.

	For the Year Ended December 31, 2023
	Staking	Leasing
	Business	Business	Total
Revenue	$47,800	$-	$47,800
Gross loss	$(233,300)	$-	$(233,300)
Total operating expenses	$(1,972,100)	$(1,289,800)	$(3,261,900)
Loss before income tax provision	$(3,313,500)	$(1,279,600)	$(4,593,100)
Net loss	$(3,315,100)	$(1,365,100)	$(4,680,200)

	For the Year Ended December 31, 2022 (As Restated)
	Staking	GameFi	Leasing
	Business	Business	Business	Total
Revenue	$1,800	$326,800	$120,000	$448,600
Gross (loss) profit	$(219,700)	$(234,300)	$120,000	$(334,000)
Total operating expenses	$(1,455,600)	$(2,407,100)	$(6,629,200)	$(10,491,900)
Loss before income tax provision	$(1,675,300)	$(2,641,400)	$(5,030,400)	$(9,347,100)
Net loss	$(1,675,700)	$(2,642,600)	$(4,979,900)	$(9,298,200)

Results of Operations

The following table represents our consolidated statement of operations for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,
	2023	2022
Revenues	$47,800	$448,600
Cost of revenues	(281,100)	(782,600)
Gross loss	(233,300)	(334,000)

Operating expenses (income):
Professional fees, general and administrative and other	3,087,900	2,179,200
Salaries and employee benefits	1,509,700	2,027,500
Insurance	345,700	371,800
Marketing expenses	28,000	-
IT expenses	12,500	431,000
Impairment of digital assets	-	78,900
Changes in fair value of digital assets	(1,721,900)	-
Interest	-	120,000
Other taxes	-	6,000
Impairment of intangible assets	-	888,900
Impairment of goodwill	-	4,688,600
Reversal of bad debt expense	-	(300,000)
Total operating expenses	3,261,900	10,491,900

Loss from operations	(3,495,200)	(10,825,900)

Other income (expenses):
Share of equity loss in an equity method investee	(75,200)	-
Other income	10,400	1,478,800
Loss from dissolution of subsidiaries	(1,033,100)	-
Total other (expenses) income, net	(1,097,900)	1,478,800

Loss from operations before income tax	(4,593,100)	(9,347,100)
Income tax (expenses) benefits	(87,100)	48,900
Net loss and comprehensive loss	$(4,680,200)	$(9,298,200)

Revenues

For the year ended December 31, 2023, the Company generated revenue of $37,800 from solo-staking and revenues of $10,000 from provision of staking technology tools. Both solo-staking services and provision of staking technology tools were just launched in the fourth quarter of 2022. Effective July 1, 2023, we do not provide non-custodial staking tools to third parties.

For the year ended December 31, 2022, the Company generated revenues of $326,800 from GameFi business and revenues of $120,000 from operating lease business. However, we discontinued our Mano game and the alSpace platform in November 2022 due to business reasons. As the game was newly launched and not yet widely adopted by players, the discontinuance of the game did not impact on our business activities. The Company did not generate revenues from operating lease business for the year ended December 31, 2023. Accordingly the board approved dissolution of the subsidiaries which operated operating lease business in August 2023, and these subsidiaries closed dissolution in December 2023.

Cost of Sales

Cost of revenues decreased by $501,500, or 64%, from $782,600 for the year ended December 31, 2022 to $281,100 for the year ended December 31, 2023.

For the year ended December 31, 2023, the cost of revenues primarily consisted of IT expenses which were incurred to support our solo staking business. While for the year ended December 31, 2022, the cost of revenue primarily consisted of expenses which were incurred to design and develop our Mano game and the alSpace platform.

Gross Loss

Gross loss for the year ended December 31, 2023 decreased by $100,700 or 30%, to $233,300 compared to gross loss of $334,000 for the year ended December 31, 2022 as a result of changes in our operating business from operating Mano game to staking services.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2023 decreased by $7,230,000 or 69%, to $3,261,900 from $10,491,900 for the year ended December 31, 2022. The changes in expenses were primarily caused by impairment of goodwill, impairment of intangible assets, changes in fair value of digital assets, salary and employee benefits and professional fees and other general and administrative expenses.

Impairment of goodwill. For the year ended December 31, 2022, the Company provided full impairment against goodwill arising from fresh accounting because of the underperformance of the aircraft leasing business.

Impairment of intangible assets. For the year ended December 31, 2022, we recognized full impairment of $888,900 against intangible assets as we have discontinued the Mano game and the alSpace platform, and we abandoned the related software in November 2022.

Changes in fair value of digital assets. Effective on January 1, 2023, the Company early adopted ASU 2023-08 to measure digital assets at fair value. The Company refers to the daily closing price published by Matrixport Cactus Custody as fair value. For the year ended December 31, 2023, the Company recorded an increase of fair value of $1,721,900 in digital assets.

Professional fees, general and administrative and other expenses. The breakdown of Professional fees, general and administrative and other expenses was as the following table:

	For the Years Ended December 31,
	2023	2022
Consulting expenses	$1,547,400	$560,400
Legal expenses	351,800	777,800
Audit fee	220,400	220,800
Rent	94,000	147,600
Travel expenses	205,800	188,600
Others	668,500	284,000
Professional fees, general and administrative and other	$3,087,900	$2,179,200

Professional fees, general and administrative and other expenses increased by $908,700, or 42% to $3,087,900 in the year ended December 31, 2023 from $2,179,200 in the year ended December 31, 2022. The increase was primarily caused by (i) an increase of consulting expenses of $987,000 to support the solo-staking service which was launched in the fourth quarter of 2022, and (ii) a decrease in legal expenses because the Company incurred higher legal expenses in the year of 2022 for launch and discontinue of Mano game and the alSpace platform.

Salaries and employee benefits. Salary and employee benefits decreased by $517,800, or 26% to $1,509,700 in the year ended December 31, 2023 from $2,027,500 in the year ended December 31, 2022. The decrease was primarily caused by resignation of management in aircraft operating lease business which did not generate revenues in the year of 2023.

Other income

For the year ended December 31, 2022, we reported other income of $1,478,800 from reversal of accounts and other payable, which the Company expected it would not make payments. We reported minimal other income of $10,400 for the same period ended December 31, 2023.

Loss from dissolution of subsidiaries

On August 24, 2023, per the recommendation of JMC’s board of directors, the Company, as a holder of a majority of the voting stock of JMC, elected to approve the winding up and dissolution of JMC. In December 2023, JMC filed the voluntary petition for bankruptcy with the court and the court announced the effectiveness of the petition. JMC ceased providing aircraft advisory and management services upon winding up and the Company deconsolidated JMC and its subsidiaries in December 2023. The Company recorded a loss from dissolution of subsidiaries of $1,033,100 from deconsolidation of the subsidiaries.

Income tax (expenses) benefits

The Company recorded income tax expenses of $87,100 in the year ended December 31, 2023, or negative 1.90% of pre-tax loss, compared to income tax benefits of $48,900, or 0.52% of pre-tax loss in the year ended December 31, 2022. The difference in the effective federal income tax rate from the normal statutory rate in the year ended December 31, 2023 was primarily because the decrease in foreign income tax receivable, the uncertain tax benefit reserve release due to the expiration of Statute of Limitations, and the full valuation allowance on its deferred tax assets.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carry back the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through December 31, 2023, the current year operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

In addition, the Company has closely monitored the development of Pillar Two – Global Minimum Tax- introduced by the Organization for Economic Co-operation and Development (“OECD”) and the impact on the Company’s effective tax rate. As of December 31, 2023, the Company expects no impact from the Pillar Two as the Company’s worldwide revenue is below the revenue threshold.

Net Loss

As a result of the foregoing, net loss for the year ended December 31, 2023 decreased by $4,618,000 or 50%, to $4,680,200 from $9,298,200 for the year ended December 31, 2022.

Liquidity and Capital Resources

To date, we have financed our operating and investing activities primarily through cash generated from operating activities and equity financing through private placements. As of December 31, 2023, the Company held cash of approximately $3.1 million, stable coins of approximately $0.3 million and digital assets of approximately $7.7 million, which were easily convertible into cash over the market.

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

For the year ended December 31, 2023 and 2022, the Company reported net losses of approximately $4.7 million and $9.3 million, respectively, and cash flows of approximately $3.0 million and $5.9 million used in operating activities. In addition, the Company had accumulated deficits of approximately $17.5 million and $13.4 million as of December 31, 2023 and 2022, respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2023, the Company had working capital of approximately $8.6 million, which is expected to support our operating and investing activities for the next 12 months.

Given the financial condition of the Company and its operating performance, the Company assesses current working capital is sufficient to meet its obligations for the next 12 months from the issuance date of this report. Accordingly, management continues to prepare the Company’s consolidated financial statements on going concern basis.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for the application of current value of the Company’s assets held for sale, the amount and timing of future cash flows associated with each asset that are used to evaluate whether assets are impaired, accounting for income taxes, and the amounts recorded as allowances for doubtful accounts.

Cash Flow

The following table sets forth a summary of our cash flows for the years ended December 31, 2023 and 2022 presented:

	For the Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(3,001,400)	$(5,855,600)
Net cash used in investing activities	(4,832,500)	(52,500)
Net cash provided by financing activities	3,700,100	5,791,000
Net decrease in cash and cash equivalents	(4,133,800)	(117,100)
Cash, cash equivalents, beginning of year	7,263,600	7,380,700
Cash, cash equivalents, end of year	$3,129,800	$7,263,600

Operating activities

Net cash used in operating activities for the year ended December 31, 2023 was $3,001,400, primarily attributable to net loss of $4,680,200, adjusted for (a) non-cash items including an increase in fair value of $1,721,900 in digital assets, loss of $1,033,100 from dissolution of subsidiaries and share-based compensation expenses to one non-employee of $237,700, and (b) changes in operating assets and liabilities including (i) a decrease of tax receivable of $1,095,600 as the Company received tax refund from tax authorities, and (ii) a decrease of prepaid expenses and other current assets because of amortization of directors’ and officers’ insurance.

Net cash used in operating activities for the year ended December 31, 2022 was $5,855,600, primarily attributable to net loss of $9,298,200, adjusted for (a) non-cash items including impairment of digital assets of $4,688,600, impairment of intangible assets of $888,900, and gain of $1,478,800 from reversal of accounts and other payables, and (b) changes in operating assets and liabilities including (i) a decrease of stable coins of $821,000, and (ii) a decrease of accounts and accrued expenses of $1,391,100.

Investing activities

For the year ended December 31, 2023, the cash flow used in investing activities was $4,832,500, which was primarily attributable to purchase of digital assets of $3,146,600, purchase of stablecoins of $139,900, and investment in equity investees of $1,546,000.

For the year ended December 31, 2022, the cash flow used in investing activities was $52,500, which was primarily attributable to purchase of digital assets of $46,300 and acquisition of a subsidiary at cost of $10,000.

Financing activities

For the year ended December 31, 2023, the cash flow provided by financing activities was $3,700,100, which was primarily attributable to proceeds of $1,420,000 collected from investors for subscription for the private placement that closed in February 2023, and proceeds of $2,280,100 advanced from investors for subscription for the private placement closed in January 2024.

For the year ended December 31, 2022, the cash flow provided by financing activities was $5,791,000, which was primarily attributable to proceeds of $2,350,000 collected from investors for subscription for the private placement that closed in October 2022, and proceeds of $3,441,000 advanced from investors for subscription for the private placement closed in January and February 2023.

Critical Accounting Policies, Judgments and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

Our expectations regarding the future are based on available information and assumptions that we believe to be reasonable, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. When reading our consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Out of our significant accounting policies, which are described in Note 2—Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this Form F-4, certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimates and assumptions, including (i) digital assets, (ii) revenue recognition, and (iii) income tax.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

We believe the following accounting estimates involve the most significant judgments used in the preparation of our financial statements.

Valuation allowance for deferred tax assets

We account for income taxes using the liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in earnings. Deferred tax assets are reduced by a valuation allowance through a charge to income tax expense when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized.

The valuation allowance is considered on an individual entity basis. As of December 31, 2023 and 2022, valuation allowances on deferred tax assets are provided because we believe that it is more-likely-than-not that certain of the subsidiaries will not be able to generate sufficient taxable income in the near future, to realize the deferred tax assets carried-forwards.

As of December 31, 2023 and 2022, the total valuation allowance for deferred tax assets was approximately $12.2 million and $10.9 million, respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15I and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the material weakness described below, as of December 31, 2023, our disclosure controls and procedures were not effective. We will continue undertaking the remedial steps to address the material weakness in our internal control over financial reporting as described below in the section titled “Management’s Report on Internal Control Over Financial Reporting”.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Con–rol - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). A Material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (United States) Auditing Standard No. 2) or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on such assessment, management concluded that as of December 31, 2023, our internal control over financial reporting was not effective. Management has identified the following material weakness:

●	ineffective oversight of the Company’s internal control over financial reporting relating to our tax review control for complex transactions.

●	the lack of proficient personnel trained in US GAAP.

We are implementing measures designed to improve our internal control over financial reporting to remediate material weaknesses, including the following:

●	We are in the process of enhancing our tax review control related to unusual transactions that we may encounter, but that control has not operated for a sufficient time to determine if the control was effective as of December 31, 2023; and

●	The Company plans to enhance the staffing and competency level within the accounting and finance department.

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

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers and Significant Employees

The following table and text set forth the names and ages of our current directors, executive officers and significant employees as of the date of this report. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among any of the directors and executive officers. Our independent directors have received compensation in the form of cash for their services on the Board.

Name	Age	Position
Yucheng Hu	38	Chairman, President, Chief Executive Officer, and Director
Qin (Carol) Wang	34	Chief Financial Officer, Treasurer and Secretary
Xiangchen (Steven) Gao	30	Chief Operating Officer
Siyuan Zhu (1)(2)	40	Director
Jianan Jiang (1)(3)	38	Director
Qin Yao (1)(4)	41	Director

(1)	Independent Director

(2)	Chairperson of the Audit Committee and Member of the Compensation Committee

(3)	Chairperson of the Compensation Committee and Member of the Audit Committee

(4)	Member of the Audit Committee and the Compensation Committee

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

Ms. Qin (Carol) Wang, Chief Financial Officer, Treasurer and Secretary. Ms. Qin (Carol) Wang has been our chief financial officer, secretary and treasurer since September 30, 2021. Ms. Wang has been VP of Finance and advisor of Bit Digital, Inc. (Nasdaq: BTBT) from June 2020 to September 2021. Prior to that, Ms. Wang served as the finance controller and financial advisor of TD Holdings, Inc. (NASDAQ: GLG) from February 2018 to May 2020. Through July 2016 to January 2018, Ms. Wang served as a senior investment manager for Yikuan Asset Management Company. Ms. Wang began her career at Ernst & Young where she served as a senior auditor from September 2012 to June 2015. She is skilled at M&A transactions, US GAAP and IFRS financial reporting corporate financial management and planning. Ms. Wang holds a Master’s degree in Finance from Renmin University of China and a Bachelor’s degree in Economics from Donghua University. Ms. Wang is a certified public accountant and is a member of the Chinese Institute of Certified Public Accountants and a member of Association of International Accountants.

Mr. Xiangchen (Steven) Gao, Chief Operating Officer. Mr. Gao has been our Chief Operating Officer since January 18, 2024. From 2022 to 2023, Mr. Xiangchen Gao served as the Co-founder and Chief Operating Officer of Digital Element Co., Ltd. Before this, he held the position of Senior Investment Manager at Fengshion Capital. Between 2019 and 2021, Mr. Gao was the Senior Strategic Manager at ByteDance. From 2016 to 2019, he worked as a Senior Investment Manager at Baofeng Group (stock code: 300431). Mr. Gao possesses over eight years of experience in investment and strategic operations. He received his Bachelor’s degree in Economics from Renmin University of China in 2015.

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

Family Relationships and Arrangements

There are no family relationships among any of our directors or named executive officers. There are no arrangements or understandings with any other person under which our directors and officers were elected or appointed as a director or named executive officer.

Board Committees and Independence

During the period between January 1, 2023 through December 31, 2023, the board of directors held 4 meetings. During that period, the incumbent directors attended all of the meetings of the Board of Directors and its committees on which he or she served that were held during the period in which he or she was a director. The Company has an Audit Committee, a Compensation Committee and an Executive Committee of the Board of Directors, each of which is discussed below. Our Board of Directors has determined that Audit Committee and Compensation Committee members are independent under applicable NYSE and SEC rules for committee memberships.

Board Independence. A majority of the Board of Directors of the Company, consisting of Ms. Zhu, Mr. Jiang and Ms. Yao, are independent directors, as defined in Section 803A of the NYSE American Company Guide. In addition, each of Ms. Zhu, Mr. Jiang and Ms. Yao are members of the Board’s Audit and Compensation.

Audit Committee. The Audit Committee operates under a charter adopted and approved by the board of directors, which is available on the Company’s website at https://file.mtmtgroup.com/uploads/files/468db0660db4a73f43ede24115b704e2.pdf. The Audit Committee meets with the Company’s management and its independent registered public accounting firm to review internal financial information, audit plans and results, and financial reporting procedures. The current Audit Committee consists of Siyuan Zhu (Chair), Qin Yao, and Jianan Jiang. The board of directors has determined that Siyuan Zhu, Qin Yao and Jianan Jiang are independent within the meaning of Sections 803A and 803B(2) of the NYSE American Company Guide, and that Ms. Zhu is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee held meetings during the fiscal year ended December 31, 2023.

Compensation Committee. The Compensation Committee assists the board of directors in discharging its responsibilities relating to compensation of the Company’s directors and officers and complying with disclosure requirements regarding such compensation, if and when required and in accordance with applicable SEC and stock exchange rules and regulations. The Compensation Committee operates under a charter adopted and approved by the board of directors, which is available on the Company’s website at https://file.mtmtgroup.com/uploads/files/f09b1d6dab27ee8822047a3ff459de31.pdf. The current Compensation Committee consists of Jianan Jiang (Chair), Siyuan Zhu, and Qin Yao. The board of directors has determined that Siyuan Zhu, Jianan Jiang, and Qin Yao are independent within the meaning of Section 803A anI05(c) of the NYSE American Company Guide and Rule 10C-1(b)(1) under the Securities Exchange Act of 1934, and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee held 4 meetings during the fiscal year ended December 31, 2023.

Nominating and Governance Committee. The Company does not have a formal nominating committee. The independent directors separately consider and make recommendations to the full board of directors regarding any candidate being considered to serve on the board of directors, and the full board of directors’ reviews and makes determination regarding such potential candidates. In light of this practice, which is similar to the practices of many boards of directors that have a standing nominating committee, the board of directors believes it is unnecessary to formally establish such a committee.

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

Executive Committee. The Executive Committee has the authority to acquire, dispose of and finance investments for the Company and execute contracts and agreements, including those related to the borrowing of money by the Company, and generally exercises all other powers of the board of directors except for those which require action by all of the directors or the independent directors under the Certificate of Incorporation or the Bylaws of the Company, or under applicable law or stock exchange requirements. As of December 31, 2023, the current Executive Committee consisted of only two (2) directors, Yucheng Hu and Yunheng (Brad) Zhang. The Executive Committee did not meet during the fiscal year ended December 31, 2023.

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

Item 11. Executive Compensation.

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the year ended December 31, 2023 for services provided to the Company and its subsidiary.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Yucheng Hu,	2023	192,00	-	-	192,000
Chairman, President and Chief Executive Officer(1)	2022	48,000	-	-	48,000
Yunheng (Brad) Zhang	2023	117,000	-	-	117,000
Former Chief Operating Officer(2)	2022	68,500	-	-	68,500
Qin (Carol) Wang,	2023	120,000	-	-	120,000
Chief Financial Officer, Treasurer and Secretary(3)	2022	120,000	-	-	120,000

(1)	Mr. Hu was appointed as President and Chief Executive Officer on September 30, 2021.

(2)	Mr. Zhang resigned as Chief Operating Officer on January 15, 2024.

(3)	Ms. Wang was appointed as Chief Financial Officer, Treasurer and Secretary on September 30, 2021.

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

Yunheng (Brad) Zhang. In connection with Mr. Zhang’s appointment as Chief Operating Officer, and as an executive director of the Company, Mr. Zhang entered into the Company’s standard form of employment agreement, dated October 25, 2022, for a term of three (3) years, which provides for an annual base salary of $150,000, effective as of October 16, 2022. In addition, Mr. Zhang shall be eligible to receive an annual target cash bonus and equity-based incentive compensation, as determined by the board of directors and the Compensation Committee of the board of directors, employee benefits as may be determined by the Company in its sole discretion, and reimbursement of expenses in the course and scope of authorized Company business. On January 15, 2024, Mr. Zhang resigned as director and chief operating officer of the Company, effective immediately. In connection with Mr. Zhang’s resignation, Mr. Zhang and the Company entered into a termination agreement, pursuant to which the Company and Mr. Zhang mutually agreed to terminate Mr. Zhang’s employment agreement.

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

On January 18, 2024, the Company entered into the standard form of employment agreement with Mr. Xiangchen (Steven) Gao (“Employment Agreement”) as our chief operating officer. Pursuant to the terms of the employment agreement, Mr. Gao has an annual base salary of $48,000 and is eligible to receive annual bonus and equity compensation, subject to the approval of the board of directors upon recommendation from the compensation committee, employee benefits as may be determined by the Company in its sole discretion, and reimbursement of expenses in the course and scope of authorized Company business. In addition, the board of directors has granted 24,000 Restricted Stock Units (“RSUs”) pursuant to the Restricted Stock Unit Award Agreement to Mr. Gao to be settled in shares of common stock of the Company under the Company’s Amended and Restated 2021 Equity Incentive Plan.  The RSUs will vests in four equal installments on February 28, 2024, May 30, 2024, August 31, 2024 and November 30, 2024. The term of the employment agreement will be for a period of one (1) year, after which the employment agreement shall continue on an at-will basis.

Outstanding Equity Awards at Fiscal Year-End

On December 29, 2021, our shareholders approved our 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 1,100,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. On December 29, 2023, our shareholders approved Mega Matrix Corp. Amended and Restated 2021 Equity Incentive Plan (the “Amended Plan”), which increased the number of shares of shares of Common Stock that may be authorized for grant pursuant to awards under the 2021 Plan by 480,000 shares, from 1,100,000 shares to 1,580,000 shares, subject to adjustment as provided for in the Amended Plan. No awards were granted under the Amended Plan during fiscal year ended December 31, 2023.

As of December 31, 2023, there are no outstanding options, stock appreciation rights or long-term incentive awards outstanding.

Director Compensation

Director Compensation Table

Below is summary of compensation accrued or paid to our non-executive directors during fiscal year ended December 31, 2023. Mr. Hu, our chairman, chief executive officer and president, Mr. Zhang., our former Chief Operating Officer and director, received no compensation for their service as directors and are not included in the table. The compensation Mr. Hu and Mr. Zhang received as an employee of the Company is included in the section titled “Executive Compensation.”

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation ($)	Total ($)

Siyuan Zhu(1)	2023	$18,000	-	-	-	$18,000
	2022	$18,000	-	-	-	$18,000

Jianan Jiang(1)	2023	$18,000	-	-	-	$18,000
	2022	$18,000	-	-	-	$18,000

Qin Yao (1)	2023	$18,000	-	-	-	$18,000
	2022	$18,000	-	-	-	$18,000

(1)	Appointed on October 1, 2021.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of March 1, 2024 by: (i) each person or entity that is known to the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company’s Common Stock; (ii) each director of the Company; (iii) each named executive officer; and (iv) all directors and named executive officers of the Company as a group. As of March 1, 2024, we had a total of 35,874,631 shares of common stock issued and outstanding.

Under the rules and regulations of the SEC, a person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within 60 days.

Name(1)	Shares Beneficially Owned	Percentage of Ownership(5)
Officers and Directors
Yucheng Hu, Director, Chairman, President and Chief Executive Officer(2)	5,713,700	15.87%
Yunheng (Brad) Zhang, Former Director, Former Chief Operating Officer(3)	-	-
Qin (Carol) Wang, Chief Financial Officer, Company Secretary and Treasurer(4)	6,000	*
Xiangchen (Steven) Gao, Chief Operating Officer	6,000	*
Jianan Jiang, Director	-	-
Siyuan Zhu, Director	-	-
Qin Yao, Director	-	-
All directors and executive officers as a group (6 persons)	5,725,700	15.90%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Mega Matrix Corp., 3000 El Camino Real, Bldg. 4, Suite 200, Palo Alto, California 94306.

(2)	Includes 120,000 shares of common stock and issuable upon exercise of stock options and settlement of vested RSUs.

(3)	Mr. Zhang resigned as Chief Operating Officer on January 15, 2024.

(4)	Includes 6,000 shares of common stock and issuable upon exercise of stock options and settlement of vested RSUs.

(5)	Except as indicated in the footnotes to this table, the stockholders named in the table are known to the Company to have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership within sixty (60) days after February 15, 2024.

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

Item 14.  Principal Accountant Fees and Services.

For the years ended December 31, 2023 and 2022, the Company’s independent registered public accounting firm was Audit Alliance LLP (“AA”).

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our independent registered public accounting firms, for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Audit fees(1)	$220,350	$220,800
Audit related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$220,350	$220,800

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” No such fees were incurred during the fiscal years ended December 31, 2023 and 2022.

(3)	Our independent registered public accounting firms did not provide us with tax compliance, tax advice or tax planning services. No such fees were incurred during the fiscal years ended December 31, 2023 or 2022.

(4)	All other fees include fees billed by our independent registered public accounting firms for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended December 31, 2023 or 2022.

Audit Committee Pre-Approval Policies and Procedures.  The retainer agreements between the Company and the independent public accounting firms setting forth the terms and conditions of and estimated fees to be paid to the independent public accounting firms for audit and tax return preparation services were pre-approved by the Audit Committee at the beginning of the respective engagements. Pursuant to its charter, the Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent public accounting firm, except as may be permitted by applicable law. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chair when expedition of services is necessary. The independent public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. None of the services rendered by the independent public accounting firm in 2023 or 2022 were rendered pursuant to the de minimis exception established by the SEC, and all such services were pre-approved by the Audit Committee.

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

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) Exhibits:

The following exhibits are filed as part of this report:

Exhibit No.	Description
2.1	Joint Chapter 11 Plan of Reorganization of AeroCentury Corp. and Its Debtor Affiliates. (Incorporated by reference to Exhibit A of the Order of the Bankruptcy Court, as incorporated herein by reference to Exhibit 2.1 to the registrant’s Report on Form 8-K filed with the SEC on August 31, 2021).
2.2	Agreement and Plan of Merger by and between Mega Matrix Corp. and MarsProtocol Inc., dated December 7, 2022 (Incorporated by reference to Exhibit 2.1 to the registrant’s Report on Form 8-K filed with the SEC on December 7, 2022).
2.3	Amended and Restated Agreement and Plan of Merger by and between Mega Matrix Corp. and MarsProtocol Inc., dated April 14, 2023 (Incorporated by reference to Exhibit 2.1 to the registrant’s Report on Form 8-K filed with the SEC on April 17, 2023).
2.4	Second Amended and Restated Agreement and Plan of Merger by and between Mega Matrix Corp., Mega Matrix Inc. and MPU Merger Sub, Inc., dated December 26, 2023 (Incorporated by reference to Exhibit 2.1 to the registrant’s Report on Form 8-K filed with the SEC on December 27, 2023).
3.1.1	Second Amended and Restated Certificate of Incorporation of AeroCentury Corp (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
3.1.2	Certificate of Amendment to the Certificate of Incorporation of AeroCentury Corp. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on December 29, 2021).
3.1.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AeroCentury Corp. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on March 25, 2022)
3.2	Third Amended and Restated Bylaws of AeroCentury Corp (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Report on Form 8-K filed with the SEC on March 25, 2022).
3.3	Fourth Amended and Restated Bylaws of Mega Matrix Corp. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on December 18, 2023).
4(vi)	Description of Securities (Incorporated by reference to Exhibit 4(vi) to the registrant’s Report on Form 10-K filed with the SEC on March 30, 2022).
4.1	Form of Warrant Certificate (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Report on Form 8-K filed with the SEC on January 18, 2024).
10.1§	Plan Sponsor Agreement, dated as of August 16, 2021, by and among AeroCentury Corp., JetFleet Holding Corp., and JetFleet Management Corp. and Yucheng Hu, Hao Yang, Jing Li, Yeh Cheng, Yu Wang, TongTong Ma, Qiang Zhang, Yanhua Li, and Yiyi Huang. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.2§	Securities Purchase Agreement, dated as of September 30, 2021, by and among AeroCentury Corp, the Plan Sponsor, and Yucheng Hu, in the capacity as the representative for the Plan Sponsor. (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.3§	Series A Preferred Stock Purchase Agreement, dated as of September 30, 2021, by and between JetFleet Holding Corp. and AeroCentury Corp. (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.4	Form of Independent Director Agreement (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.5+	Form of Employment Agreement (Incorporated herein by reference to Exhibit 10.5 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).

10.6+	Employment Agreement by and between AeroCentury Corp and Florence Ng, dated as of October 1, 2021 (Incorporated herein by reference to Exhibit 10.6 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.7†	Alspace Metaverse Project Entrusted Development Agreement between Feng Yue Technology Limited and AeroCentury Corp., dated as of October 1, 2021 (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Report on Form 10-K filed with the SEC on March 30, 2022).
10.8+	Amendment to Employment Agreement by and between AeroCentury Corp. and Florence Ng, dated as of November 1, 2021 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on November 4, 2021).
10.9+	Amendment to Employment Agreement by and between AeroCentury Corp and Yucheng Hu, dated as of December 16, 2021 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on December 17, 2021).
10.10	2021 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on January 3, 2022).
10.11+	Second Amendment to Employment Agreement by and between AeroCentury Corp. and Florence Ng, dated as of March 25, 2022 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on March 25, 2022).
10.15+	Termination Agreement by and between Mega Matrix Corp. and Florence Ng, dated September 16, 2022 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on September 21, 2022).
10.16	Consulting Agreement by and between Mega Matrix Corp. and Florence Ng, dated September 16, 2022 (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Report on Form 8-K filed with the SEC on September 21, 2022).
10.17	Consulting Agreement by and between Mega Matrix Corp. and FNC Advisory Limited, dated September 16, 2022 (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Report on Form 8-K filed with the SEC on September 21, 2022).
10.18	Form of Securities Purchase Agreement, dated September 29, 2022 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on September 30, 2022).
10.19	Form of Securities Purchase Agreement, dated December 23, 2022 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on December 27, 2022).
10.20	Shareholders Agreement dated March 1, 2023 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on March 7, 2023).
10.21	Termination Agreement between Bit Digital Singapore Pte Ltd., Saving Digital Pte Ltd., and Marsprotocol Technologies Pte Ltd. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 9, 2023).
10.22	Share Exchange Agreement dated January 7, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 8, 2024).
10.23	Shareholders Agreement dated January 7, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 8, 2024).
10.24	Form of Unit Subscription Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 18, 2024).
10.25+	Termination Agreement between the Company and Yunheng (Brad) Zhang, dated as of January 15, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 19, 2024).
10.26+	Form of Restricted Stock Unit Award Agreement under the 2021 Amended and Restated Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 19, 2024).
21.1	Subsidiaries of Mega Matrix Corp.
23.1	Consent of Audit Alliance LLP, Independent Registered Public Accounting Firm
31.1	Certification of Yucheng Hu, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Qin (Carol) Wang, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Yucheng Hu, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Qin (Carol) Wang, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certificates are furnished to, but shall not be deemed to be filed with, the SEC.

§	Schedules and other similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. The signatory hereby undertakes to furnish supplemental copies of any of the omitted schedules and attachments upon request by the SEC.

+	Management contract or compensatory plan or arrangement.

†	In accordance with Item 601 of Regulation S-K, certain portions of this exhibit will be omitted because they are not material and would likely cause competitive harm to the registrant if disclosed. The registrant agrees to provide an unredacted copy of the exhibit on a supplemental basis to the SEC or its staff upon request.

Item 16.  Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mega Matrix Corp.

Dated: March 18, 2024	By:	/s/ Yucheng Hu
Yucheng Hu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Yucheng Hu	Chairman of the Board, Chief Executive Officer and President	March 18, 2024
Yucheng Hu	(Principal Executive Officer)

/s/ Qin (Carol) Wang	Chief Financial Officer	March 18, 2024
Qin (Carol) Wang	(Principal Financial and Accounting Officer)

/s/ Jianan Jiang	Director	March 18, 2024
Jianan Jiang

/s/ Qin Yao	Director	March 18, 2024
Qin Yao

/s/ Siyuan Zhu	Director	March 18, 2024
Siyuan Zhu

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Mega Matrix Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mega Matrix Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatements of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 2022 and for the year ended December 31, 2022 to correct certain classifications.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Audit Alliance LLP

Audit Alliance LLP (PCAOB ID 3487)

Singapore, March 18, 2024

We have served as the Company’s auditor since 2021.

MEGA MATRIX CORP.

CONSOLIDATED BALANCE SHEETS

(Rounded to the Nearest Hundred US Dollar, except for share and per share data, unless otherwise stated)

	December 31,	December 31,
	2023	2022
		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$3,129,800	$7,263,600
Stable coins	254,400	2,972,000
Digital assets	7,696,700	459,300
Taxes receivable	-	1,095,600
Prepaid expenses and other assets	489,700	761,300
Total current assets	11,570,600	12,551,800

Non-current Assets:
Long-term investments	1,770,800	-
Total non-current assets	1,770,800	-

Total assets	$13,341,400	$12,551,800

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$185,400	$254,700
Accrued payroll	-	132,700
Income taxes payable	1,100	18,500
Subscription advanced from the shareholders	2,755,100	5,184,000
Total liabilities	2,941,600	5,589,900

Commitments and contingencies (Note 11)

Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 and 40,000,000 shares authorized, 31,724,631 and 26,484,055 shares outstanding at December 31, 2023 and 2022, respectively	31,800	26,500
Paid-in capital	27,822,200	21,372,100
Accumulated deficit	(17,454,200)	(13,420,400)
Total Mega Matrix Corp. Stockholders’ Equity	10,399,800	7,978,200
Non-controlling interests	-	(1,016,300)
Total equity	10,399,800	6,961,900
Total liabilities and equity	$13,341,400	$12,551,800

The accompanying notes are an integral part of these consolidated financial statements.

MEGA MATRIX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Rounded to the Nearest Hundred US Dollar, except for share and per share data, unless otherwise stated)

	For the Years Ended December 31,
	2023	2022
		As Restated
Revenues:
Revenue from solo staking	$37,800	$1,800
Revenue from provision of staking technology tools	10,000	-
Gamefi revenue	-	326,800
Operating lease revenue	-	120,000
	47,800	448,600
Cost of revenues	(281,100)	(782,600)
Gross loss	(233,300)	(334,000)

Operating expenses (income):
Professional fees, general and administrative and other	3,087,900	2,179,200
Salaries and employee benefits	1,509,700	2,027,500
Insurance	345,700	371,800
Marketing expenses	28,000	-
IT expenses	12,500	431,000
Impairment of digital assets	-	78,900
Changes in fair value of digital assets	(1,721,900)	-
Interest	-	120,000
Other taxes	-	6,000
Impairment of intangible assets	-	888,900
Impairment of goodwill	-	4,688,600
Reversal of bad debt expense	-	(300,000)
Total operating expenses	3,261,900	10,491,900

Loss from operations	(3,495,200)	(10,825,900)

Other income (expenses):
Share of equity loss in an equity method investee	(75,200)	-
Other income	10,400	1,478,800
Loss from dissolution of subsidiaries	(1,033,100)	-
Total other (expenses) income, net	(1,097,900)	1,478,800

Loss from operations before income tax	(4,593,100)	(9,347,100)

Income tax (expenses) benefits	(87,100)	48,900
Net loss and comprehensive loss	$(4,680,200)	$(9,298,200)
Less: Net loss and comprehensive loss attributable to non-controlling interests	615,800	832,200
Net loss and comprehensive loss attributable to Mega Matrix Corp.’s shareholders	$(4,064,400)	$(8,466,000)
Loss per share:
Basic	$(0.13)	$(0.37)
Diluted	$(0.13)	$(0.37)

Weighted average shares used in loss per share computations:
Basic	31,323,124	22,988,165
Diluted	31,323,124	22,988,165

The accompanying notes are an integral part of these consolidated financial statements.

MEGA MATRIX CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

	Mega Matrix Corp. Stockholder’s Equity
	Common Stock				Non-
	Number of Stocks	Amount	Paid-in Capital	Accumulated Deficits	Controlling Interests	Total
Balance, December 31, 2021	22,084,055	$22,100	$16,982,700	$(4,954,400)	$(237,100)	$11,813,300
Issuance of common stocks pursuant to private placement	4,400,000	4,400	4,395,600	-	-	4,400,000
Share based compensation	-	-	-	-	53,000	53,000
Acquisition of a subsidiary under common control	-	-	(6,200)	-	-	(6,200)
Net loss	-	-	-	(8,466,000)	(832,200)	(9,298,200)
Balance, December 31, 2022	26,484,055	$26,500	$21,372,100	$(13,420,400)	$(1,016,300)	$6,961,900
Cumulative-effect adjustment of opening balance due to adoption of fair value measurement of digital assets	-	-	-	30,600	-	30,600
Issuance of common stocks pursuant to private placement	5,079,999	5,100	6,598,900	-	-	6,604,000
Issuance of common stocks to a service provider	160,577	200	237,500	-	-	237,700
Capital injection from a non-controlling shareholder	-	-	-	-	88,900	88,900
Withdrawal of capital by a non-controlling shareholder	-	-	-	-	(88,900)	(88,900)
Dissolution of subsidiaries	-	-	(386,300)	-	1,632,100	1,245,800
Net loss	-	-	-	(4,064,400)	(615,800)	(4,680,200)
Balance, December 31, 2023	31,724,631	$31,800	$27,822,200	$(17,454,200)	$-	$10,399,800

The accompanying notes are an integral part of these consolidated financial statements.

MEGA MATRIX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Rounded to the Nearest Hundred US Dollar, unless otherwise stated)

	For the Years Ended December 31,
	2023	2022
		As Restated
Operating activities:
Net loss	$(4,680,200)	$(9,298,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation for employees	-	53,000
Share-based compensation for a non-employee	237,700	-
Gain of digital assets from revenues	(47,800)	(328,600)
Gain from exchange of digital assets	900	-
Changes in fair value of digital assets	(1,721,900)	-
Share of equity loss in an equity method investee	75,200	-
Loss from dissolution of subsidiaries	1,033,100	-
Depreciation and amortization	-	111,100
Impairment of intangible assets	-	888,900
Impairment of digital assets	-	78,900
Impairment of goodwill	-	4,688,600
Gain from reversal of accounts and other payables	-	(1,478,800)
Changes in operating assets and liabilities:
Stable coins	-	821,000
Prepaid expenses and other current assets	324,400	(116,200)
Taxes receivable	1,095,600	139,600
Accounts payable and accrued expenses	659,900	(1,391,100)
Accrued payroll	(102,500)	(28,600)
Income taxes payable	124,200	4,800
Net cash used in operating activities	(3,001,400)	(5,855,600)

Investing activities:
Purchases of digital assets	(3,146,600)	(46,300)
Purchases of stable coins	(139,900)	-
Investment in equity investees	(1,546,000)	-
Proceeds paid to acquire a subsidiary under common control	-	(10,000)
Acquisition of net assets of a subsidiary	-	3,800
Net cash used in investing activities	(4,832,500)	(52,500)

Financing activities:
Subscription fee advanced from investors	2,280,100	3,441,000
Proceeds from issuance of common stocks pursuant to private placements	1,420,000	2,350,000
Capital injection from a non-controlling shareholder	88,900	-
Capital withdrawal by a non-controlling shareholder	(88,900)	-
Net cash provided by financing activities	3,700,100	5,791,000
Net decrease in cash and cash equivalents	(4,133,800)	(117,100)
Cash, cash equivalents, beginning of year	7,263,600	7,380,700
Cash, cash equivalents, end of year	$3,129,800	$7,263,600

Supplemental Cash Flow Information
Payment of interest expenses	$-	$120,000
Payment of income tax expenses	$-	$-

Non-cash Investing and Financing activities
Subscription fee advanced from investors in the form of USDC	$475,000	$1,743,000
Proceeds from private placements in the form of USDC	$-	$2,050,000
Issuance of common stocks to settle subscription fee advanced from investors	$6,604,000	$-

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

On August 31, 2022, we acquired all of the equity interest in Saving Digital Pte, Ltd., a Singapore corporation (“SDP”) with no operations and approximately $3,800 in cash, from our chairman Yucheng Hu for a nominal consideration of $10,000. On September 19, 2022, through SDP, we purchased 37 Ethereum (ETH) for the purpose of exploring Ethereum staking opportunities following the transition by Ethereum on September 15, 2022 from proof-of-work (PoW) to a proof-of-stake (PoS) consensus mechanism referred to as the “Merge.” Prior to the Merge, Ethereum utilized a PoW validation method for digital asset transactions. Following the Merge, Ethereum shifted to a PoS validation system where validators stake their ETH into a smart contract on Ethereum to serve as collateral that can be destroyed if the validator behaves dishonestly or lazily. The validator (selected randomly) is then responsible for processing the blockchain transactions, storing data and adding new blocks to the blockchain. Validators receives a transaction fee on their staked coins in ETH as a reward for their active participation in the network. To become a validator on Ethereum, a participant must stake 32 ETH. As of December 31, 2023, SDP staked 1,600 ETH to become fifty (50) validators to Ethereum to earn ETH rewards and yield. Solo-Staking enables SDP to utilize its ETH treasury to stake on the Ethereum beacon chain and to earn ETH-denominated rewards directly from the Ethereum protocol.

On March 1, 2023, SDP and Bit Digital Singapore Pte. Ltd. (“Bit Digital”), entered into a shareholders’ agreement (the “Shareholders Agreement”) with Marsprotocol Technologies Pte. Ltd. (“MTP”), to provide proof-of-stake technology tools for digital assets through the staking platform “MarsProtocol”, an institutional grade non-custodial staking technology. Pursuant to the Shareholders Agreement, SDP will own 60% and Bit Digital will own 40% of MTP. Through the MarsProtocol platform, MTP planned to provide non-custodial staking tools. On April 25, 2023, we, through our 100% controlled Singapore subsidiary SDP, invested $300,000 in MarsLand Global Limited (“MarsLand”), a BVI company and held 30% interest in MarsLand. The other shareholders of MarsLand are non-affiliated. MarsLand provides staking services to institutional clients, including us and Bit Digital. Further, Saving Digital is applying for the trademark “MarsProtocol”. After the successful application, Saving Digital will authorize MarsLand to use the trademark MarsProtocol to conduct MarsLand’s staking as a service (“StaaS”) business. MarsLand will provide StaaS business of which we may utilize their services. SDP was conducting Ethereum solo-staking in Singapore, but as discussed, the Company decided to focus entirely on its short drama streaming platform business, and as of March 5, 2024, it has ceased its solo-staking activities.

From the end of April to the end of June 2023, which was a transition period, we terminated cooperation with an outsourced third-party IT company to develop and maintain our MarsProtocol staking platform. There are no penalties or contingencies arising from the termination of cooperation. As a result, effective July 1, 2023, we will not provide non-custodial staking tools to third parties. On August 4, 2023, Bit Digital exited its investment in MTP and withdrew its capital contribution of SGD$120,000 from MTP. As a result of the transaction, SDP owns all outstanding ordinary shares of MTP.

MEGA MATRIX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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

On August 24, 2023, per the recommendation of JMC’s board of directors, the Company, as a holder of a majority of the voting stock of JMC, elected to approve the winding up and dissolution of JMC. In December 2023, JMC filed the voluntary petition for bankruptcy with the court and the court announced the effectiveness of the petition. JMC ceased providing aircraft advisory and management services upon winding up and the Company deconsolidated JMC and its subsidiaries in December 2023.

On January 7, 2024, we entered into and closed a definitive Share Exchange Agreement with FunVerse Holding Limited, a British Virgin Islands company (“FunVerse”), a company incorporated under the laws of the British Virgin Islands and the sole parent company of Yuder Pte, Ltd. (“Yuder”), and the shareholders of FunVerse. Following the transaction, the Company now owns sixty percent (60%) of capital stock of FunVerse. Through Yuder, FunVerse now operates FlexTV, a short drama streaming platform based in Singapore that produces English and Thai dramas that are also translated into different languages for our users that are spread across various parts of the world such as Europe, America, and Southeast Asia. In addition to creating original dramas, Yuder also acquires third party content licenses which it then translates and distributes on its FlexTV platform. To deliver diverse and international content to our users, Yuder produces film in various parts of the world, including, but not limited to, the United States, Mexico, Australia, Thailand, and Philippines

Upon the deconsolidation of JMC and its subsidiaries, the Company would focus on its short drama streaming platform business and will substantially de-emphasize its solo staking activities. The management believed the deconsolidation does not represent a strategic shift, in both operating and financing aspects, because it is not changing the way it is running its business. The Company has not shifted the nature of its operations or the major geographic market area. The management believed the deconsolidation of does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. The deconsolidation is not accounted as discontinued operations in accordance with ASC 205-20.

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has noted the following errors in relation to its consolidated financial statements for the year ended December 31, 2022 that had been filed on March 31, 2023. The errors related to the reclassification digital assets and stable coins, and reclassification of other income and impairment of goodwill.

a.	Reclassification of digital assets and stablecoins

As Tether reserves the right under its user agreement to redeem USDT by in-kind redemptions of other assets it holds in its reserves and as Tether has held precious metals and other non-financial assets in its reserves, it does not appear that USDT meets the definition of a financial instrument under ASC 825-10-20. The Company reclassified USDT, amounting $90,100 as of December 31, 2022, from stable coins to digital assets. The reclassification had no impact on net assets as of December 31, 2022, and revenues and net loss for the year ended December 31, 2022.

b.	Reclassification of other income

For the year ended December 31, 2022, the other income of $1,478,800, resulted from results from the reversal of accounts and other payables which is not an income generated from the Company’s primary operations of the business. The Company reclassified the other income under the line of “loss from operations” on the consolidated statements of operations and comprehensive loss. The reclassification had no impact on total assets and net assets as of December 31, 2022.

c.	Reclassification of impairment of goodwill

For the year ended December 31, 2022, the Company provided impairment of goodwill of $4,688,600 arising from fresh start adjustment, which should be presented above the line of “loss from operations”. The Company reclassified the impairment of goodwill from below the line of “loss from operations” to above the line. The reclassification had no impact on total assets and net assets as of December 31, 2022.

MEGA MATRIX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following tables present the effects of correcting this error on the Company’s financial statements as of December 31, 2022, and for the year ended December 31, 2022:

	December 31, 2022
Consolidated balance sheet	As previously reported	Adjustments	As Restated
Stable coins	3,062,100	(90,100)	2,972,000
Digital assets	369,200	90,100	459,300

	For the year ended December 31, 2022
Consolidated statements of operations	As previously reported	Adjustments	As Restated

Other income	1,478,800	(1,478,800)	-
Gross (loss) profit	1,144,800	(1,478,800)	(334,000)
Impairment of goodwill	-	4,688,600	4,688,600
Total operating expenses	5,803,300	4,688,600	10,491,900
Loss from operations	(4,658,500)	(6,167,400)	(10,825,900)
Impairment of digital assets	(4,688,600)	4,688,600	-
Other income	-	1,478,800	1,478,800

	For the year ended December 31, 2022
Consolidated statements of cash flows	As previously reported	Adjustments	As Restated

Changes in operating assets and liabilities:
Stablecoins	730,900	90,100	821,000
Accounts payable and accrued expenses	(1,301,000)	(90,100)	(1,391,100)

MEGA MATRIX CORP.

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

Non-controlling interests

Non-controlling interests represent the equity interests of MTP and JMC that are not attributable, either directly or indirectly, to the Company. In the July 2023, the non-controlling equity holder exited its investment in MTP. In December 2023, JMC closed dissolution.

As of December 31, 2023 and 2022, non-controlling equity holders held nil and 45.81% equity interest in JMC, respectively.

Going concern

For the year ended December 31, 2023 and 2022, the Company reported net losses of approximately $4.7 million and $9.3 million, respectively, and cash flows of approximately $3.0 million and $5.9 million used in operating activities. In addition, the Company had accumulated deficits of approximately $17.5 million and $13.4 million as of December 31, 2023 and 2022, respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2023, the Company had working capital of approximately $8.6 million, among which the Company held cash of approximately $3.1 million, stable coins of approximately $0.3 million and digital assets of approximately $7.7 million, which were easily convertible into cash over the market.

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

The most significant estimates with regard to these consolidated financial statements are accounting for the application of the amount and timing of future cash flows associated with each asset that are used to evaluate whether assets are impaired, accounting for income taxes, and the amounts recorded as allowances for doubtful accounts.

Cash and Cash Equivalents

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less from the date of acquisition, as cash equivalents.

Stablecoins

The Company’s stablecoins primarily consist of USD Coin (“USDC”). USDC is issued by Circle Internet Financial Public Limited Company (“Circle”) that is backed by dollar denominated assets held by the issuer in segregated accounts with U.S. regulated financial institutions. The Company generally redeem one USDC for one U.S. dollar from Matrixport Cactus Custody, its principal market for ETH. Pursuant to definition of financial assets in ASC Master Glossary, USDC is accounted for as a financial instrument because it conveys to the Company a right to receive cash. Because one USDC is pegged to one U.S. dollar, the Company recognized and measured USDC at unit price of US$1.00.

MEGA MATRIX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Digital assets

Digital assets (including Ethereum (ETH) and Tether USD (USDT)) are included in current assets in the accompanying consolidated balance sheets. Digital assets purchased are recorded at cost and digital assets awarded to the Company through its GameFi and Solo-Staking business are accounted for in connection with the Company’s revenue recognition policy disclosed below.

On December 13, 2023, the FASB issued ASU 2023-08, which addresses the accounting and disclosure requirements for certain cryptocurrencies. The new guidance requires entities to subsequently measure certain cryptocurrencies at fair value, with changes in fair value recorded in net income in each reporting period. Retrospective restatement would not be required or allowed for prior periods. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted. The Company early adopted ASU 2023-08 on January 1, 2023.

ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. The Company determines Matrixport Cactus Custody as its principal market, as it is one of the earliest and the most trusted sources by users, institutions, and media for comparing thousands of digital assets.

The Company measures the fair value of digital assets on a daily basis, and refers to the daily closing prices published by Matrixport Cactus Custody as the fair value. For the year ended December 31, 2023, the Company recorded an increase in fair value of digital assets of $1,721,900. As of January 1, 2023, the Company recorded a cumulative-effect adjustment of $30,600 to accumulated deficits.

Before adoption of ASU 2023-08, digital assets were classified as an intangible asset. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Digital assets are measured on a first-in-first-out (“FIFO”) basis and measured for impairment whenever indicators of impairment are identified based on the intraday low quoted price of digital assets. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the digital assets. Subsequent reversal of impairment losses is not permitted. Digital assets are classified on our balance sheet as a current asset because the Company reasonably assesses that it would sell or exchange digital assets within one year. Impairment of $78,900 of digital assets was recognized for the year ended December 31, 2022.

Purchases of digital assets by the Company, if any, will be included within investing activities in the accompanying consolidated statements of cash flows, while digital assets awarded to the Company through its GameFi and Solo-staking business are non-cash operating activities on the accompanying consolidated statements of cash flows. The sales of digital assets are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in “realized gain (loss) on exchange of digital assets” in the consolidated statements of operations and comprehensive loss. The Company accounts for its gains or losses in accordance with the first-in first-out method of accounting. As of December 31, 2023 and 2022, the Company did not sell its digital assets for cash.

MEGA MATRIX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Long-term investments

As of December 31, 2023, long-term investments represent the Company’s investment in one equity method investee over which the Company has significant influence, and investment in two privately held companies over which the Company neither has control nor significant influence through investments in ordinary shares.

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

MEGA MATRIX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

The Company recorded impairment losses of approximately $0.9 million in 2022, as a result of the Company’s determination that the carrying value for intangible assets were not recoverable.

Revenue Recognition

Revenue from Solo-Staking business

The Company generates revenue through staking rewards.

The Company staked its own digital assets validating nodes on the Ethereum chain. Through the contracts with Ethereum chain, the Company provides Ethereum (“ETH”) to stake on a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The Company’s enforceable right to compensation begins when, and lasts for as long as, the Company provides staking services to the ETH chain; the Company’s performance obligation extends over the contract term given its continuous provision of staking services. This period of time corresponds with the period of service for which the ETH chain determines compensation due to us. Given cancellation terms of the contract, and the Company’s customary business practice, the contract effectively provides the option to renew for successive contract terms daily.

The Company is entitled to terminate its contract with ETH chain at any time at its own discretion. In exchange for staking the ETH and validating transactions on blockchain networks, the Company is entitled to all of the fixed ETH award for running the Company’s own node, for successfully validating or adding a block to the blockchain.

The provision of validating blockchain transactions is an output of the Company’s ordinary activities. Each separate block creation or validation under a smart contract with a network represents a performance obligation. The transaction consideration the Company receives ETH awards is a non-cash consideration, which the Company measures at fair value on the date received. The fair value of the ETH award received is determined using the quoted price of the related cryptocurrency at the time of receipt. The satisfaction of the performance obligation for transaction verification services occurs at a point in time when confirmation is received from the network indicating that the validation is complete, and the awards are available for transfer. At that point, revenue is recognized. As of March 5, 2024, the Company has ceased its solo-staking activities.

MEGA MATRIX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

Revenue from provision of staking technology tools

The Company charged its customers at a fixed fee rate on each unit of digital assets earned from staking business. The Company identified one performance obligation from the staking services. Because the customers simultaneously receive and consumes the services provided by the Company, the Company recognized the revenue over period using output method as measurement.

Commencing in March 2023, the Company, through MTP, provides its customers with proof-of-stake technology tools for digital assets through the staking platform “MarsProtocol”

Revenue from GameFi business

In late March 2022, the Company released its first NFT game “Mano” in the Mega’s metaverse universe platform“alSpace”. Mano is a competitive idle role-playing game (RPG) deploying the concept of GameFi in the innovative application of NFTs (non-fungible token) based on blockchain technology, with a “Play-to-earn” business model that the players can earn while they play in the alSpace.

The Company earns transaction fees from players based on a fixed number of Binance Coin (BNB) of each transaction when they want to upgrade or reset their NFT in Mano. When a player executes a game transaction through Binance Smart Chain (“BSC”), transaction fee is recognized upon the completion of this game transaction. Only a single performance obligation is identified for each game transaction, and the performance obligation is satisfied on the trade date because that is when the underlying game service is identified, the pricing of transaction fee is agreed upon and the promised services are delivered to customers. All of the Company’s revenue from contracts with customers are recognized at a point in time. The game service could not be cancelled once it’s executed and is not refundable, so returns and allowances are not applicable. The Company recognizes revenues on a gross basis as the Company is determined to be the primary obligor in fulfilling the trade order initiated by the player.

The revenue is in the form of BNB, which is a cryptocurrency that is primarily used in payment of transactions and trading fees through BSC. BNB is convertible to cash or other digital assets.  Due to business reasons, the Company decided to suspend the Mano game and the alSpace platform, and on November 4, 2022, the Company discontinued the Mano game and the alSpace platform.

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

MEGA MATRIX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Taxes

As part of the process of preparing the Company’s consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing both permanent and temporary differences resulting from differing treatment of items for tax and US GAAP purposes. The temporary differences result in deferred tax assets and liabilities, which are included in the balance sheet. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carry back the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s three-year book cumulative loss through December 31, 2023, the financial forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code and the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

Fair value Measurement

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value measurements.

ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability.

ASC Topic 820 specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value. Unobservable inputs are valuation technique inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Management of the Company considers the carrying amount of cash and cash equivalents, stablecoins, taxes receivables, other receivables, other payables and other taxes payable based on the short-term maturity of these instruments to approximate their fair values because of their short-term nature.

Digital assets are classified as level 1 financial assets because the fair value of digital assets is quoted priced in active markets.

Recent accounting pronouncements

On December 13, 2023, the FASB issued ASU 2023-08 “Accounting for and Disclosure of Crypto Assets”, which addresses the accounting and disclosure requirements for certain cryptocurrencies. The new guidance requires entities to subsequently measure certain cryptocurrencies at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain cryptocurrencies. When adopting the final standard, entities are required to record a cumulative-effect adjustment to retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual period of adoption. Retrospective restatement would not be required or allowed for prior periods. For all entities, the ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company early adopted ASU 2023-08 on January 1, 2023. As of January 1, 2023, the Company recorded a cumulative-effect adjustment of $30,600 to accumulated deficits.

MEGA MATRIX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

4. STABLE COINS

Stable coins were comprised of the following:

	December 31, 2023	December 31, 2022
		As Restated
USDC	$254,400	$2,972,000

The following table presents additional information about USDC for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
		As Restated
Opening balance	$2,972,000	$-
Collection of USDC from subscription fee from investors	300,000	3,093,000
Collection of USDC from other services	6,800	-
Purchases of USDC	139,900	-
Collection of USDC from exchange of USDT	595,000	-
Collection of USDC from exchange of ETH and BNB	-	446,600
Investment in an equity-method investee in USDC	(300,000)	-
Exchange of USDC into ETH	(2,894,400)	-
Payment of service fees and other expenses	(564,900)	(567,600)
Ending balance	$254,400	$2,972,000

5. DIGITAL ASSETS

Digital asset holdings were comprised of the following:

	For the Years Ended December 31,
	2023	2022
		As Restated
ETH	$7,123,300	$369,200
USDT	573,400	90,100
	$7,696,700	$459,300

As of December 31, 2023, the Company held 3,122.48 ETH, with fair value price of $2,281.32 per unit. For the year ended December 31, 2023, the Company recognized an increase in fair value of ETH of $1,721,900. As of December 31, 2022, the Company held 334.13 ETH, with fair value price of $1,196.77 per unit. As of January 1, 2023, the Company recorded a cumulative-effect adjustment of $30,600 to accumulated effective.

For the year ended December 31, 2022, the Company recognized impairment loss of $70,600 on ETH.

MEGA MATRIX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

5. DIGITAL ASSETS (CONTINUED)

Additional information about digital assets

The following table presents additional information about ETH for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Opening balance	$369,200	$-
Cumulative-effect adjustment of opening balance due to adoption of fair value measurement	30,600
Addition of ETH staking reward and other services	41,000	1,800
Purchases of ETH in cash	-	46,300
Purchases of ETH from exchange of USDC	2,894,400	-
Purchases of ETH from exchange of USDT	2,119,500	350,200
Borrowings of ETH from a third party	-	41,600
Return of ETH to a third party	(48,500)	-
Payment of ETH for other services	(4,800)	(100)
Changes in fair value of ETH	1,721,900	-
Impairment of ETH	-	(70,600)
Ending balance	$7,123,300	$369,200

The following table presents additional information about USDT for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
		As Restated
Opening balance	$90,100	$-
Purchase of USDT in cash	3,146,600	-
Collection of USDC from subscription advance from investors	175,000	700,000
Exchange of USDT into ETH	(2,119,500)	(350,200)
Exchange of USDT into USDC	(595,900)	(149,000)
Collection of USDT from exchange of BNB	-	10,200
Payment of service fees	(122,900)	(120,900)
Ending balance	$573,400	$90,100

MEGA MATRIX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

6. LONG-TERM INVESTMENTS

Long-term investments were comprised of the following:

	December 31, 2023	December 31, 2022
Investment in MarsLand Global Limited (“MarsLand”) (a)	$224,800	-
Investment in Quleduo Technology Co., (“Quleduo”) (b)	1,000,000	-
Investment in DaoMax Technology Co., Ltd, (“DaoMax”) (c)	546,000	-
Total	$1,770,800	-

(a) Investment in MarsLand

MarsLand is a privately held company. In May 2023, the Company, through Saving Digital Pte. Ltd. (“Saving Digital”), its wholly owned subsidiary, invested consideration of $300,000 in USDC, which represents 30% of equity interest in MarsLand. The Company used equity method to measure the investment in MarsLand. For the year ended December 31, 2023, the Company recorded a share equity loss of $75,200 for its share of the results of MarsLand. As of December 31, 2023, the Company did not recognize impairment against the investment in MarsLand.

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

Quleduo just commenced its operations in July 2023, and incurred minimal losses for the year of 2023. For the year ended December 31, 2023, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of December 31, 2023, the Company did not recognize impairment against the investment security.

(c) Investment in DaoMax

In June 2023, October 2023 and December 2023, the Company, through Saving Digital, invested an aggregated cash consideration of $546,000 in DaoMax in exchange for a total of 7.6% equity interest in the investee. DaoMax is a privately held company, over which the Company neither has control nor significant influence through investment in ordinary shares. The Company accounted for the investment in DaoMax using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

DaoMax just commenced its operations in October 2023, and incurred minimal losses for the year of 2023. For the year ended December 31, 2023, 2023, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of December 31, 2023, the Company did not recognize impairment against the investment security.

MEGA MATRIX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

7. OPERATING LEASES

As of December 31, 2023 and 2022, the Company leases office spaces in the United States and Singapore under non-cancelable operating leases, with terms ranging within 12 months. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

The Company determines whether a contract is or contain a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. The Company records the straight-line lease expense and any contingent rent, if applicable, in the account of “professional fees, general and administrative and other expenses” on the consolidated statements of operations and comprehensive losses.

The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company applied practical expedient to account for short-term leases with a lease term within 12 months. The Company records operating lease expense in its consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term and record variable lease payments as incurred. For the years ended December 31, 2023 and 2022, the Company recorded rent expenses of $94,000 and $147,600, respectively.

8. COMMON STOCK

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

On June 5, 2023, the Company issued 160,577 Common Stock to a third-party provider which provided network security services to the Company. The service fee was agreed at $237,500.

As of December 31, 2023, the Company authorized 40,000,000 shares of common stocks, and had 31,724,631 shares issued and outstanding.

MEGA MATRIX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

9. INCOME TAXES

Income tax provision (benefit) were comprised of the following:

	For the Years Ended December 31,
	2023	2022
Current income tax provision (benefits)
Federal	$-	$-
State	4,000	4,800
Foreign	83,100	(53,700)
	87,100	(48,900)
Deferred income tax provision (benefits)
Federal	(1,155,800)	1,692,300
State	27,100	(283,800)
Valuation allowance	1,128,700	(1,408,400)
	-	-
Income tax provision (benefits)	$87,100	$(48,900)

Total income tax provision (benefit) differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

	For the Years Ended December 31,
	2023	2022
Income tax benefits at statutory federal income tax rate	$(976,100)	$(1,290,800)
State tax expense, net of federal benefit	4,000	4,800
Foreign tax expenses (benefit)	54,700	(38,900)
Impairment of intangible assets	-	13,300
Non-taxable income	(284,600)	(35,100)
Other non-deductible expenses	2,900	-
Global intangible low tax income	173,700	-
Valuation allowance	1,112,500	1,297,800
Income tax provision (benefits)	$87,100	$(48,900)

MEGA MATRIX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

9. INCOME TAXES (CONTINUED)

Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Current and prior year tax losses	$7,125,100	6,169,300
Deferred interest expense	3,991,300	3,991,300
Foreign tax credit	-	705,600
Basis in deductible goodwill	853,300	-
Deferred maintenance, bad debt allowance and other	210,000	-
Accrued vacation and others	-	28,500
	12,179,700	10,894,700
Valuation allowance	(12,179,700)	(10,889,000)
Deferred tax assets, net of valuation allowance	$-	$5,700
Deferred tax liabilities:
Others	-	(5,700)
Deferred tax liabilities	-	(5,700)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$-	$-

Reported as:

	December 31, 2023	December 31, 2022
Deferred tax assets	$12,179,700	10,894,700
Deferred tax liabilities	-	(5,700)
Valuation allowance	(12,179,700)	(10,889,000)
Net deferred tax assets	$-	$-

Consolidated deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and federal income tax purposes and are measured at enacted tax rates. The Company’s deferred tax items are measured at an effective tax rate (federal and state blended rate net of federal benefit) of 21.00% and 21.05% respectively as of December 31, 2023 and 2022.

MEGA MATRIX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

9. INCOME TAXES (CONTINUED)

The current year federal operating loss carryovers of approximately $2.5 million will be available to offset 80% of annual taxable income in future years. Approximately $3.2 million of federal net operating loss carryovers may be carried forward through 2037 and the remaining $23.7 million federal net operating loss carryovers may be carried forward indefinitely. The current year California operating loss carryovers of approximately $0.4 million will be available to offset taxable income in future years through 2042. As discussed below, the Company does not expect to utilize the net operating loss carryovers remaining at December 31, 2023 in future years.

During the year ended December 31, 2023, the Company had pre-tax loss from domestic sources of approximately $5.6million and pre-tax loss from foreign sources of approximately $0.7 million. The Company had pre-tax loss from domestic sources of approximately $8.9 million and pre-tax loss from foreign sources of approximately $0.4 million for the year ended December 31, 2022. The year-over-year decrease in profit before taxes is mostly driven by the reduction in the Company’s restructuring costs and employee salaries.

As of December 31, 2023, the Company has a full valuation allowance of approximately $12.2 million against its net deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences, for which realization cannot be considered more likely than not at this time. In assessing the need for a valuation allowance, the Company considered all positive and negative evidence, including taxable loss occurred in recent years, scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. Recent negative operating result has caused the Company to be in a cumulative loss position as of December 31, 2023.

As of December 31, 2022, the Company had a valuation allowance of approximately $10.9 million, which fully offsets its net deferred tax assets.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017. At December 31, 2023 and 2022, the Company had a balance of accrued tax, penalties and interest totaling $44,600 and $56,100 related to unrecognized tax benefits on its non-U.S. operations included in the Company’s accounts and taxes payable. The Company anticipates decreases of approximately $14,100 to the unrecognized tax benefits within twelve months of this reporting date. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31, 2023	December 31, 2022
Balance at January 1	$56,100	66,200
Additions for prior years’ tax positions	2,700	2,700
Reductions from expiration of statute of limitations	(14,200)	(12,800)
Balance at December 31	$44,600	$56,100

The Company accounts for interest related to uncertain tax positions as interest expense, and for income tax penalties as tax expense.

MEGA MATRIX CORP.

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

Due to business reasons, the Company, on November 4, 2022, discontinued the Mano game and the alSpace platform. In December 2023, JMC, which operated the leasing of regional aircraft to foreign and domestic regional airlines, closed its dissolution. Accordingly as of December 31, 2023, the Company had one business segment, which was the ETH staking business.

For the year ended December 31, 2023, the Company had two business segments which were comprised of 1) the ETH staking business, and 2) the leasing of regional aircraft to foreign and domestic regional airlines.

For the year ended December 31, 2022, the Company had three business segments which were comprised of 1) the ETH staking business, 2) the GameFi business, and 3) the leasing of regional aircraft to foreign and domestic regional airlines.

The following tables present summary information of operations by segment for the years ended December 31, 2023 and 2022.

	For the Year Ended December 31, 2023
	Staking	Leasing
	Business	Business	Total
Revenue	$47,800	$-	$47,800
Gross loss	$(233,300)	$-	$(233,300)
Total operating expenses	$(1,972,100)	$(1,289,800)	$(3,261,900)
Loss before income tax provision	$(3,313,500)	$(1,279,600)	$(4,593,100)
Net loss	$(3,315,100)	$(1,365,100)	$(4,680,200)

	For the Year Ended December 31, 2022 (As Restated)
	Staking	GameFi	Leasing
	Business	Business	Business	Total
Revenue	$1,800	$326,800	$120,000	$448,600
Gross (loss) profit	$(219,700)	$(234,300)	$120,000	$(334,000)
Total operating expenses	$(1,455,600)	$(2,407,100)	$(6,629,200)	$(10,491,900)
Loss before income tax provision	$(1,675,300)	$(2,641,400)	$(5,030,400)	$(9,347,100)
Net loss	$(1,675,700)	$(2,642,600)	$(4,979,900)	$(9,298,200)

MEGA MATRIX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

10. OPERATING SEGMENTS (CONTINUED)

The following tables present total assets by segment as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
ETH Staking Business	$13,341,400	$11,120,100
Lease Business	-	1,431,700
	$13,341,400	$12,551,800

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

12. SUBSEQUENT EVENTS

On January 12, 2024, the Company entered into a Unit Subscription Agreement (the “Agreement”) with certain investors (collectively the “Subscribers”), pursuant to which the Subscribers agreed, subject to certain terms and conditions of the Agreement, to purchase an aggregate of 2,490,000 units (the “Units”) for an aggregate purchase price of $3,735,000, or $1.50 per unit (the “Offering Purchase Price”). Each Unit consists of one (1) share of common stock of the Company, $0.001 par value, and one (1) warrant (the “Warrant”), with each Warrant entitling the holder to purchase one share of common stock at an exercise price of $1.50 per share at any time for a period of up to five (5) years starting six (6) months from the issuance date at which time the Warrant will expire (“Offering”). The Agreement contains customary representations, warranties and covenants of the parties, and the closing is subject to customary closing conditions. The closing of the Offering occurred on January 17, 2024.

On November 15, 2023, the Company entered into a non-binding letter of intent to acquire sixty percent (60%) of the voting capital stock of Yuder Pte, Ltd. (“Yuder”), a company that operates FlexTV, a streaming platform specializing in short dramas, in exchange for 1,500,000 shares of the Company’s common stock, par value $0.001.

On January 7, 2024, the Company entered into and closed a definitive Share Exchange Agreement (“Exchange Agreement”) with FunVerse Holding Limited (“FunVerse”), a company incorporated under the laws of the British Virgin Islands and the sole parent company of Yuder, and the shareholders of FunVerse (collectively, “Sellers”). Before the closing of the Exchange Agreement, the Sellers held 85,625,000 ordinary shares of FunVerse, $0.0001 par value per share, which represents all of the issued and outstanding shares of FunVerse. Under the Exchange Agreement, Sellers will exchange 51,375,000 of their FunVerse’s shares for 1,500,000 shares of common stock of the Company, par value $0.001 (“Common Stock”), as per terms and conditions set forth in the Exchange Agreement (the “Share Exchange”), free and clear of all liens (other than potential restrictions on resale under applicable securities laws), which the parties agreed is valued at $2,175,000, or $1.45 per share of Common Stock. Following the Share Exchange, the Company owned sixty percent (60%) of capital stock of FunVerse.