Form 10-Q
period 2024-03-31
Mega Matrix Corp.
filed 2024-05-08
CIK 1036848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of registrant’s common stock outstanding as of May 6, 2024 was 35,978,581.

MEGA MATRIX CORP.

FORM 10-Q

For the Quarterly Period Ended March 31, 2024

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report other than statements of historical fact may be a forward-looking statements for purposes of these provisions, including any statements of the Company’s plans and objectives for future operations, the Company’s future financial or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “projected,” “intends,” “believes,” or “continue,” or the negative thereof, or other comparable terminology, are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 18, 2024. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference into this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

NOTE

On March 25, 2022, we changed our name from Aerocentury Corp. to Mega Matrix Corp. All references in this Quarterly Report, unless the context indicates otherwise, to “AeroCentury” refers to AeroCentury Corp. and the “Company,” “we,” “us,” or “our” refers to AeroCentury together with its consolidated subsidiaries prior to March 25, 2022 and renamed “Mega Matrix Corp.” commencing on March 25, 2022, and, except where expressly noted otherwise or the context otherwise requires, its consolidated subsidiaries.

LIMITATIONS OF KEY METRICS AND OTHER DATA

The numbers for our key metrics, which include our quarterly active users (QAU), quarterly paying users (QPU), average membership and top-up streaming service revenue per active user (ARPU), and average membership and top-up streaming service revenue per paying user (ARPPU), are calculated using internal company data based on the activity of user accounts. We define an active user as a user who has downloaded and opened FlexTV app at least once. We define a paying user as a user who has registered for a membership or topping up, provided a method of payment, and is entitled to access FlexTV services (this membership or topping up does not include participation in free trials or other promotional offers extended by FlexTV to new users). We define ARPU as average membership and top-up streaming services revenue generated by each active user in one quarter. We define ARPPU as average membership and top-up streaming services revenue generated by each paying user in one quarter. We use these metrics to assess the growth and health of the overall business and believe that ARPU best reflects our ability to attract, retain, engage and monetize our users, and thereby drive revenue. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in technology or our methodology.

ii

PART I - Financial Information

Item 1. Financial Statements

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Rounded to the Nearest Hundred US Dollar, except for share and per share data, unless otherwise stated)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$2,851,100	$3,129,800
Stable coins	3,146,300	254,400
Digital assets	7,851,100	7,696,700
Accounts receivable	296,700	-
Prepaid expenses and other assets	3,192,500	489,700
Total current assets	17,337,700	11,570,600

Non-current Assets:
Long-term investments	2,270,800	1,770,800
Goodwill	2,889,200	-
Content assets	1,703,700	-
Total non-current assets	6,863,700	1,770,800
Total assets	$24,201,400	$13,341,400

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$44,700	$-
Contract liabilities	1,561,400	-
Income taxes payable	1,500	1,100
Other current liabilities and accrued expenses	6,258,600	185,400
Subscription advanced from the stockholders	-	2,755,100
Total liabilities	7,866,200	2,941,600

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 and 40,000,000 shares authorized, 35,940,631 and 31,724,631 shares outstanding at March 31, 2024 and December 31, 2023, respectively	36,000	31,800
Paid-in capital	34,179,100	27,822,200
Accumulated deficit	(18,321,000)	(17,454,200)
Total Mega Matrix Corp. Stockholders’ Equity	15,894,100	10,399,800
Non-controlling interests	441,100	-
Total equity	16,335,200	10,399,800
Total liabilities and equity	$24,201,400	$13,341,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Rounded to the Nearest Hundred US Dollar, except for share and per share data, unless otherwise stated)

	For the Three Months Ended March 31,
	2024	2023
		(revised)
Revenues	$8,691,600	$-
Cost of revenues	(3,500,200)	-
Gross profit	5,191,400	-

Operating expenses:
Selling expenses	(7,718,400)	(5,300)
General and administrative expenses	(2,238,400)	(1,516,800)
Total operating expenses	(9,956,800)	(1,522,100)

Loss from operations	(4,765,400)	(1,522,100)

Other income (expenses):
Changes in fair value of digital assets	2,540,700	215,400
Interest expenses, net	(2,500)	-
Other income, net	14,900	8,500
Total other income, net	2,553,100	223,900

Loss from operations before income tax	(2,212,300)	(1,298,200)

Income tax benefits	276,600	61,300
Net loss and comprehensive loss	(1,935,700)	(1,236,900)
Less: Net loss and comprehensive loss attributable to non-controlling interests	1,068,900	147,400
Net loss and comprehensive loss attributable to Mega Matrix Corp.’s stockholders	$(866,800)	$(1,089,500)
Loss per share:
Basic and Diluted	$(0.05)	$(0.04)

Weighted average shares used in loss per share computations:
Basic and Diluted	35,271,740	30,214,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

	Mega Matrix Corp. Stockholder’s Equity
	Common Stock				Non-
	Number of Stocks	Amount	Paid-in Capital	Accumulated Deficits	Controlling Interests	Total
Balance, December 31, 2022	26,484,055	$26,500	$21,372,100	$(13,420,400)	$(1,016,300)	$6,961,900
Cumulative-effect adjustment of opening balance due to adoption of fair value measurement of digital assets	-	-	-	30,600	-	30,600
Issuance of common stocks pursuant to private placement	5,079,999	5,100	6,533,900	-	-	6,539,000
Net loss (revised)	-	-	-	(1,089,500)	(147,400)	(1,236,900)
Balance, March 31, 2023	31,564,054	$31,600	$27,906,000	$(14,479,300)	$(1,163,700)	$12,294,600

Balance, December 31, 2023	31,724,631	$31,800	$27,822,200	$(17,454,200)	$-	$10,399,800
Issuance of common stocks to certain investors in a private placement	2,490,000	2,500	3,732,500	-	-	3,735,000
Issuance of common stocks to an underwriter	124,000	100	(100)	-	-	-
Issuance of common stocks to acquire a subsidiary	1,500,000	1,500	2,263,500	-	1,510,000	3,775,000
Share-based compensation	102,000	100	361,000	-	-	361,100
Net loss	-	-	-	(866,800)	(1,068,900)	(1,935,700)
Balance, March 31, 2024	35,940,631	$36,000	$34,179,100	$(18,321,000)	$441,100	$16,335,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Rounded to the Nearest Hundred US Dollar, unless otherwise stated)

	For the Three Months Ended March 31,
	2024	2023

Net cash (used in) provided by operating activities	(96,900)	78,700

Investing activities:
Purchases of digital assets	(610,000)	-
Investment in equity investees	(500,000)	-
Acquisition of cash of a subsidiary	118,300	-
Net cash used in investing activities	(991,700)	-

Financing activities:
Subscription fee from investors	809,900	-
Subscription fee advanced from investors	-	1,305,000
Net cash provided by financing activities	809,900	1,305,000
Net (decrease) increase in cash and cash equivalents	(278,700)	1,383,700
Cash, cash equivalents, beginning of period	3,129,800	7,263,600
Cash, cash equivalents, end of period	$2,851,100	$8,647,300

Supplemental cash flow information
Payment of interest expenses	$-	$-
Payment of income tax expenses	$1,600	$-

Non-cash investing and financing activities
Subscription fee advanced from investors in the form of USDC	$-	$50,000
Subscription fee from investors in the form of USDT	$75,000	$-
Issuance of common stocks to settle advance from subscription fee from investors	$2,755,100	$6,539,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Mega Matrix Corp. (the “Company”, formerly “AeroCentury Corp.” and “ACY”) is a Delaware corporation incorporated in 1997. Through the Company’s emergence from bankruptcy on September 30, 2021, and new investors and management, the Company became a holding company located in Palo Alto, California. The Company is engaged in operation of FlexTV, a short drama streaming platform based in Singapore that produces English and Thai dramas through Yuder Pte. Ltd., an indirect majority-controlled subsidiary of the Company.

The major subsidiaries of the Company as of March 31, 2024 are summarized as below:

	Later of date of
	incorporation or	Place of	% of		Principal
Name of Subsidiaries	Acquisition	Incorporation	Ownership		Activities
Major subsidiaries:
FunVerse Holding Limited	January 7, 2024	BVI	60%		Investment holding
Yuder Pte. Ltd.	January 7, 2024	Singapore	60%	*	Short drama streaming platform
Saving Digital Pte. Ltd.	August 31, 2022	Singapore	100%		Investment holding
Marsprotocol Technologies Pte. Ltd.	March 1, 2023	Singapore	100%		Investment holding

*	A wholly-owned subsidiary of FunVerse Holding Limited.

Acquisition of FunVerse Holding Limited (“FunVerse”) and its subsidiary

On January 7, 2024, the Company entered into and closed a definitive Share Exchange Agreement with FunVerse, a company incorporated under the laws of the British Virgin Islands and the sole parent company of Yuder Pte. Ltd. (“Yuder”), and the shareholders of FunVerse. Following the transaction, the Company owns sixty percent (60%) of equity interest of FunVerse. FunVerse, through Yuder, operates FlexTV, a short drama streaming platform based in Singapore that produces English and Thai dramas that are also translated into different languages for the users that are spread across various parts of the world. In addition to creating original dramas, Yuder also acquires third party content copyrights which it then translates and distributes on its FlexTV platform.

Dissolution of JetFleet Management Corp. (“JMC”)

On August 24, 2023, per the recommendation of JMC’s board of directors, the Company, as a holder of a majority of the voting stock of JMC, elected to approve the winding up and dissolution of JMC. In December 2023, JMC ceased providing aircraft advisory and management services upon winding up and the Company deconsolidated JMC and its subsidiaries.

Upon the deconsolidation of JMC and its subsidiaries, the Company would focus on its short drama streaming platform business and ceased the cypto-related business in March 2024. The management believed the deconsolidation does not represent a strategic shift, in both operating and financing aspects, because it is not changing the way it is running its business. The Company has not shifted the nature of its operations or the major geographic market area. The management believed the deconsolidation of does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. The deconsolidation is not accounted as discontinued operations in accordance with ASC 205-20.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other period. All intercompany balances and transactions have been eliminated on consolidation.

Non-controlling interests

As of March 31, 2024, non-controlling interests represent the 40% equity interests of FunVerse that are not attributable, either directly or indirectly, to the Company. As of March 31, 2024, the Company had non-controlling interests of $441,100.

As of December 31, 2023, the Company had no non-controlling interests.

Business combinations

Business combinations are recorded using the acquisition method of accounting. The Company uses a screen to evaluate whether a transaction should be accounted for as an acquisition and/or disposal of a business versus assets. In order for a purchase to be considered an acquisition of a business, and receive business combination accounting treatment, the set of transferred assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business.

The purchase price of business acquisition is allocated to the tangible assets, liabilities, identifiable intangible assets acquired and noncontrolling interest, if any, based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred.

Where the consideration in an acquisition includes contingent consideration and the payment of which depends on the achievement of certain specified conditions post-acquisition, the contingent consideration is recognized and measured at its fair value at the acquisition date and if recorded as a liability, it is subsequently carried at fair value with changes in fair value reflected in earnings.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Accounts receivable

Accounts receivable are recorded at the gross billing amount less an allowance for any uncollectible accounts due from the customers. Accounts receivable do not bear interest.

The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) to measure expected credit losses of accounts receivable.

The Company maintains an allowance for credit losses and records the allowance for credit losses as an offset to accounts receivable and the estimated credit losses charged to the allowance is classified as “General and administrative expenses” in the unaudited condensed consolidated statements of income and comprehensive income. The Company assesses collectability by reviewing accounts receivable on aging schedules because the accounts receivable were primarily consisted of online advertising service fees from certain customers. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the balances, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Delinquent account balances are written-off against the allowance for expected credit loss after management has determined that the likelihood of collection is not probable.

As of March 31, 2024, the Company did not provide expected credit losses against accounts receivable.

Content assets, net

Content assets are stated at cost less accumulated amortization and impairment if any. Content assets are amortized in a method which reflect the pattern in which the economic benefits of the content assets are expected to be consumed or otherwise used up. When assets are retired or disposed of, the costs and accumulated amortization are removed from the accounts, and any resulting gains or losses are included in income/loss in the year of disposition. Estimated useful lives are as follows:

Estimated Useful Life
Software	12 months
Produced contents	6 – 12 months
Copyrights	12 – 36 months

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.

The Company assesses goodwill for impairment on annual basis as of December 31 or if indicator noted for goodwill impairment. In accordance with ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) issued by the Financial Accounting Standards Board (“FASB”) guidance on testing of goodwill for impairment, the Company will first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. If this is the case, the quantitative goodwill impairment test is required. If it is more likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the quantitative goodwill impairment test is not required.

Quantitative goodwill impairment test is used to identify both the existence of impairment and the amount of impairment loss, comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. If the fair value of the reporting unit is less than its carrying amount, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

In January 2024, the Company recognized goodwill of $2,889,200 arising from business combination of FunVerse and its subsidiary (Note 4). As of March 31, 2024, no impairment was provided against the goodwill.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets or asset group for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be fully recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Any impairment write-downs would be treated as permanent reductions in the carrying amounts of the assets and a charge to operations would be recognized. For the three months ended March 31, 2024 and 2023, the Company did not provide impairment against long-lived assets.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Membership and top-up streaming services

The Company offers membership streaming services to subscribing members from various countries and the features of the plan, which primarily include access to exclusive and ad-free streaming of short dramas, and accelerated downloads and others. It’s optional for users to subscribe for weekly, monthly or annual membership on the short drama streaming platform. Users can also top up their accounts to acquire in-app coins on our platform, which are then used to continue viewing the short dramas. Users can also earn in-app coins to watch short dramas by completing daily and new user tasks.

Full membership and top-up charges are prepaid before provision of membership and top-up streaming services. The collection of membership and top-up charges are initially recorded as “contract liabilities” on the unaudited condensed consolidated balance sheets and revenue is recognized ratably over the membership period and consumption of in-app coins as services are rendered.

Online advertising services

The Company sells advertising services by delivering brand advertising primarily to third-party advertising agencies. The Company provides advertisement placements on its short drama streaming platform in different formats, including but not limited to video, banners, links, logos, brand placement and buttons. The transaction prices are varied according to the scale of impressions and types of the advisements in the contracts with customers. The contracts have one performance obligation. Revenues are recognized over time. The Company has a right to consideration from the customers in an amount that corresponds directly with the value the Company's performance completed to date. The Company adopted practical expedient under ASC 606-10-55-18, and recognizes revenues from provision of online advertising services based on amounts invoiced to the customers.

Contract balances

Contract liabilities are recognized if the Company receives consideration prior to satisfying the performance obligations, which include customer advances and deferred revenue under service arrangements.

As of March 31, 2024, the Company had contract liabilities of $1,561,400, which were expected to be recognized as revenues in the twelve months ending March 31, 2025.

Disaggregation of revenue

For the three months ended March 31, 2024 and 2023, the Company disaggregate revenue into two revenue streams, consisting of membership and top-up streaming services and online advertising services, as follows:

	For the Three Months Ended March 31,
	2024	2023
Membership and top-up streaming services	$8,048,200	$-
Online advertising services	643,400	-
	$8,691,600	$-

Cost of revenues

For the three months ended March 31, 2024, the cost of revenues was primarily comprised of platform service fees charged by third party payment processors, amortization of produced contents, software and copyrights which were applied to produce short dramas and other expenses which were directly attributable to producing short dramas. Cost of revenues are recorded in the unaudited condensed consolidated statements of operations and comprehensive loss as incurred.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Taxes

As part of the process of preparing the Company’s consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing both permanent and temporary differences resulting from differing treatment of items for tax and US GAAP purposes. The temporary differences result in deferred tax assets and liabilities, which are included in the balance sheet. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carry back the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s three-year book cumulative loss through March 31, 2024, the financial forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code and the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

Warrant

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter with changes in fair value recognized in the statements of operations in the period of change.

Reclassification

Certain items in the financial statements of the comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets and total liabilities as of December 31, 2023 or on the statements of operations for the three months ended March 31, 2023.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Going concern

For the three months ended March 31, 2024 and 2023, the Company reported net losses of approximately $1.9 million and $1.2 million, respectively. In addition, the Company had accumulated deficits of approximately $18.3 million and $17.5 million as of March 31, 2024 and December 31, 2023, respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2024, the Company had working capital of approximately $9.5 million, among which the Company held cash of approximately $2.9 million, stable coins of approximately $3.1 million and digital assets of approximately $7.9 million, which were easily convertible into cash over the market.

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

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, which is an update to Topic 740, Income Taxes. The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements — codification amendments in response to SEC’s disclosure Update and Simplification initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows—Overall, 250-10 Accounting Changes and Error Corrections— Overall, 260-10 Earnings Per Share— Overall, 270-10 Interim Reporting— Overall, 440-10 Commitments—Overall, 470-10 Debt—Overall, 505-10 Equity—Overall, 815-10 Derivatives and Hedging—Overall, 860-30 Transfers and Servicing—Secured Borrowing and Collateral, 932-235 Extractive Activities— Oil and Gas—Notes to Financial Statements, 946-20 Financial Services— Investment Companies— Investment Company Activities, and 974-10 Real Estate—Real Estate Investment Trusts—Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC’s removal.

In March 2023, the FASB issued new accounting guidance, ASU 2023-01, for leasehold improvements associated with common control leases, which is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. The new guidance introduced two issues: terms and conditions to be considered with leases between related parties under common control and accounting for leasehold improvements. The goals for the new issues are to reduce the cost associated with implementing and applying Topic 842 and to promote diversity in practice by entities within the scope when applying lease accounting requirements.

Recently issued ASUs by the FASB, except for the ones mentioned above, have no material impact on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss or consolidated balance sheets.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

3. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has noted the following matters in relation to its consolidated financial statements for the three months ended March 31, 2023 that had been filed on May 12, 2023. The matter  related to the adoption of fair value to measure digital assets, reclassification digital assets and stable coins, and reclassification of other income.

a.	Adoption of fair value method to measure digital assets

The Company measures the fair value of digital assets on a daily basis, and refers to the daily closing prices published by Matrixport Cactus Custody as the fair value. As of January 1, 2023, the Company recorded a cumulative-effect adjustment of $30,600 to accumulated deficits. The adoption of fair value measure caused a reversal of impairment of digital assets of $223,000, recognition of increase in fair value of digital assets of $215,400 and reversal of exchange gains of $14,000.

b.	Reclassification of digital assets and stablecoins

As Tether reserves the right under its user agreement to redeem USDT by in-kind redemptions of other assets it holds in its reserves and as Tether has held precious metals and other non-financial assets in its reserves, it does not appear that USDT meets the definition of a financial instrument under ASC 825-10-20. The Company reclassified USDT, amounting $2,300 as of March 31, 2023, from stable coins to digital assets. The reclassification had no impact on net assets as of December 31, 2022, and revenues and net loss for the three months ended March 31, 2023.

c.	Reclassification of revenue and cost of revenues

The Company ceased solo-staking business in March 2024, and accordingly the Company reclassified revenues from solo-staking business to other income, net, and cost of revenues to general and administrative expenses. For comparison purpose, the Company reclassified revenues to other income, net, and reclassified cost of revenues to general and administrative expenses for the three months ended March 31, 2023.

The following tables present the effects of revisions on the Company’s financial statements as of March 31, 2023, and for the three months ended March 31, 2023:

	March 31, 2023
Consolidated balance sheet	As previously reported	Adjustments	As Revised
Stable coins	2,510,400	(2,300)	2,508,100
Digital assets	403,300	457,300	860,600
Accumulated deficits	(14,934,300)	455,000	(14,479,300)

	For the Three Months Ended March 31, 2023
Consolidated statements of operations	As previously reported	Adjustments	As Restated
Revenues	8,500	(8,500)	-
Cost of revenues	(229,800)	229,800	-
Gross loss	(221,300)	221,300	-
General and administrative expenses	1,496,000	20,800	1,516,800
Total operating expenses	1,501,300	20,800	1,522,100
Other income, net	-	223,900	223,900
Loss from operations before income tax expenses	(1,722,600)	424,400	(1,298,200)
Net loss	(1,661,300)	424,400	(1,236,900)

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

4. ACQUISITION OF FUNVERSE

On January 7, 2024, the Company acquired 60% of the equity interest of FunVerse at the cost of issuance of 1,500,000 ordinary shares. The fair value of the share consideration was $2,265,000 by reference to the closing price on January 7, 2024.

The Company has allocated the purchase price of FunVerse based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the business combination standard issued by FASB. The Company used carrying amount of assets and liabilities as fair value, which approximate the fair value, and used cost approach to estimate the fair value of content assets which was primarily comprised software and copyrights. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and content assets identified as of the acquisition date and considered a number of factors including valuations from an independent appraiser firm. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in other operating expenses. The following table summarizes the estimated fair values of the identifiable assets acquired at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of FunVerse based on a valuation performed by an independent valuation firm engaged by the Company.

January 7,
2024
ASSETS
Net tangible liabilities (1)	$(466,400)
Copyrights (2)	581,000
Software (2)	1,048,200
Goodwill	2,889,200
Deferred tax liabilities	(277,000)
Non-controlling interest	(1,510,000)
Total purchase consideration	$2,265,000

(1)	The following is a reconciliation of the fair value of major classes of assets acquired and liabilities assumed which comprised of net tangible liabilities on January 7, 2024.

January 7,
2024
ASSETS
Cash and cash equivalents	$118,300
Accounts receivable	323,500
Prepayments	25,200
Prepaid expenses and other assets	359,400
Content assets	165,300
Total assets	$991,700
LIABILITIES
Accounts payable	$43,400
Contract liabilities	395,000
Other current liabilities and accrued expenses	1,019,700
Total liabilities	$1,458,100

Net tangible liabilities	$(466,400)

(2)	The copyrights and software are both applied to produce short dramas. The useful lives of these content assets are 12 months.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

5. STABLE COINS

Stable coins were comprised of the following:

	March 31, 2024	December 31, 2023
USDC	$3,146,300	$254,400

As of March 31, 2024 and December 31, 2023, the Company held 3,146,300 and 254,400 USDC, respectively. The fair value of USDC were kept at $1.00 because one USDC is pegged to one U.S. dollar.

The following table presents additional information about USDC for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Opening balance	$254,400	$2,972,000
Collection of USDC from subscription fee from investors	-	50,000
Purchases of USDC	610,000	-
Collection of USDC from exchange of ETH	2,391,700	-
Exchange of USDC into ETH and USDT	(100,000)	(285,700)
Payment of service fees and other expenses	(9,800)	(228,200)
Ending balance	$3,146,300	$2,508,100

6. DIGITAL ASSETS

Digital asset holdings were comprised of the following:

	March 31, 2024	December 31, 2023
ETH	$1,458,800	$7,123,300
USDT	6,392,300	573,400
	$7,851,100	$7,696,700

As of March 31, 2024, the Company held 399.89 ETH, with fair value price of $3,648 per unit. As of December 31, 2023, the Company held 3,122.48 ETH, with fair value price of $2,281.32 per unit.

For the three months ended March 31, 2024, the Company recognized an increase in fair value of ETH of $2,540,700 and an investment income of $6,300 from sales of ETH. For the three months ended March 31, 2023, the Company recognized an increase in fair value of ETH of $215,400.

As of March 31, 2024 and December 31, 2023, the Company held 6,392,300 and 573,400 USDT, respectively. The fair value of USDT were kept at $1.00 because one USDT is pegged to one U.S. dollar.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

6. DIGITAL ASSETS (CONTINUED)

Additional information about digital assets

The following table presents additional information about ETH for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
		(revised)
Opening balance	$7,123,300	$369,200
Cumulative-effect adjustment of opening balance due to adoption of fair value measurement	-	30,600
Addition of ETH staking reward and other services	14,300	6,000
Purchases of ETH from exchange of USDT	1,636,500	-
Purchases of ETH from exchange of USDC	-	285,700
Exchange of ETH into USDT	(7,470,600)	-
Exchange of ETH into USDC	(2,391,700)	-
Return of ETH to a third party	-	(48,500)
Payment of ETH for other expenses	-	(100)
Investment income from sales of ETH	6,300	-
Changes in fair value of ETH	2,540,700	215,400
	$1,458,800	$858,300

The following table presents additional information about USDT for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Opening balance	$573,400	$90,100
Purchases of USDT from exchange of digital assets	7,989,200	-
Purchases of USDT from exchange of USDC	100,000	-
Collection of USDT from subscription advance from investors	75,000	-
Exchange of USDT into ETH	(1,636,500)	-
Exchange of USDT into USD	(701,000)	-
Payment of service fees	(7,800)	(87,800)
	$6,392,300	$2,300

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

7. LONG-TERM INVESTMENTS

Long-term investments were comprised of the following:

	For the Three Months Ended March 31,
	2024	2023
Investment in MarsLand Global Limited (“MarsLand”) (a)	$224,800	$224,800
Investment in Quleduo Technology Co., (“Quleduo”) (b)	1,500,000	1,000,000
Investment in DaoMax Technology Co., Ltd, (“DaoMax”) (c)	546,000	546,000
Total	$2,270,800	$1,770,800

(a) Investment in MarsLand

MarsLand is a privately held company. In May 2023, the Company, through Saving Digital Pte. Ltd. (“Saving Digital”), its wholly owned subsidiary, invested consideration of $300,000 in USDC, which represents 30% of equity interest in MarsLand. The Company used equity method to measure the investment in MarsLand. For the three months ended March 31, 2024, the Company did not record a share equity of income or loss for its share of the results of Marsland because of minimal loss incurred by Marsland. As of March 31, 2024 and December 31, 2023, the Company did not recognize impairment against the investment in MarsLand.

(b) Investment in Quleduo

Quleduo is a privately held company which is engaged in software design and development. In May and September 2023 and January 2024, the Company made a total cash consideration of $1,500,000 in three instalments to acquire 25% of equity interest in Quleduo. The Company had no significant influence over Quleduo. Quleduo is a privately held company, over which the Company neither has control nor significant influence through investment in ordinary shares. The Company accounted for the investment in Quleduo using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

Quleduo just commenced its operations in July 2023, and incurred minimal losses through March 31, 2024. For the three months ended March 31, 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of March 31, 2024 and December 31, 2023, the Company did not recognize impairment against the investment security.

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

DaoMax just commenced its operations in October 2023, and incurred minimal losses through March 31, 2024. For the three months ended March 31, 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of March 31, 2024 and December 31, 2023, the Company did not recognize impairment against the investment security.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

8. CONTENT ASSETS

Content assets were comprised of the following:

	For the Three Months Ended March 31,
	2024	2023
Software	$581,000	$-
Produced contents
- in development and production	15,200	-
- released	308,900	-
Copyrights	1,349,200	-
	2,254,300	-
Less: accumulated amortization	(550,600)	-
Total	$1,703,700	$-

For the three months ended March 31, 2024 and 2023, the Company recorded amortization expenses of $550,600 and $nil, respectively. The following is a schedule, by fiscal years, of amortization amount of content asset as of March 31, 2024:

For the nine months ending December 31, 2024	$1,602,900
For the year ending December 31, 2025	93,500
For the year ending December 31, 2026	7,300
Total	$1,703,700

9. OPERATING LEASES

As of March 31, 2024 and December 31, 2023, the Company leases office spaces in the United States and Singapore under non-cancelable operating leases, with terms ranging within 12 months. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

The Company determines whether a contract is or contain a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. The Company records the straight-line lease expense and any contingent rent, if applicable, in the account of “professional fees, general and administrative and other expenses” on the condensed consolidated statements of operations and comprehensive losses.

The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company applied practical expedient to account for short-term leases with a lease term within 12 months. The Company records operating lease expense in its condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term and record variable lease payments as incurred. For the three months ended March 31, 2024 and 2023, the Company recorded rent expenses of $9,800 and $11,900, respectively.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

10. EQUITY

Common Stock

As of December 31, 2023, the Company has been authorized to issue 40,000,000 shares of common stocks and had 31,724,631 shares issued and outstanding.

On December 1, 2023, we entered into a Consulting Agreement with Honor Related LLC, a British Virgin Islands corporation (“Hornor”), pursuant to which the Company has agreed to issue 30,000 restricted shares of the Company’s common stock, $0.001 par value per share, on December 31, 2023, March 31, 2024, June 30, 2024, and September 30, 2024. As of March 31, 2024, the Company has issued 60,000 restricted shares to Honor.

On January 12, 2024, the Company entered into a Unit Subscription Agreement (the “Agreement”) with certain investors, pursuant to which the investors agreed to purchase an aggregate of 2,490,000 units (the “Units”) for an aggregate purchase price of $3,735,000, or $1.50 per unit. Each Unit consists of one (1) share of common stock of the Company, $0.001 par value, and one (1) warrant (the “Warrant”), with each Warrant entitling the holder to purchase one share of common stock at an exercise price of $1.50 per share at any time for a period of up to five (5) years starting six (6) months from the issuance date at which time the Warrant will expire. The private placements closed on January 17, 2024. In connection with the private placement, the Company also entered into a Finder’s Agreement and issued to the finder 124,000 shares of common stock, a fee equal to 5% of the payment received by the Company for all Units purchased by investors introduced by the finder. The Company recorded the issuance of common stock at par value with the corresponding amount charged to additional paid-in capital.

On January 7, 2024, the Company closed acquisition of FunVerse at share consideration of 1,500,000 ordinary shares. The fair value was referred to the closing price of $1.51 per share prevailing on January 7, 2024.

As of the date of the report, 319,800 restricted stock units have been granted under the Amended and Restated 2021 Equity Incentive Plan, of which 79,950 have vested and 239,850 remain unvested. For the three months ended March 31, 2024, the Company recognized share-based compensation expenses of $228,155.

As of March 31, 2024, the Company has been authorized to issue 40,000,000 shares of common stocks, and had 35,940,631 shares issued and outstanding.

Warrants

In connection with the private placement closed on January 17, 2024, the Company issued 2,490,000 warrants to certain investors. Each warrant entitling the holder to purchase one share of common stock at an exercise price of $1.50 per share at any time for a period of up to five (5) years starting six (6) months from the issuance date at which time the Warrant will expire. No fractional shares of warrants will be issued in connection with any exercise. The number of warrants and the price of warrant may be subject to adjustment in the event of (i) recapitalization, reorganization, reclassification, consolidation, merger or sale, or (ii) stock dividends, subdivisions and combinations, As the warrants meet the criteria for equity classification under ASC 480 and ASC 815, therefore, the warrants are classified as equity. On January 17, 2024, the relative fair value of the warrants was $1,867,400, calculated using the Black-Scholes pricing model with the following assumptions:

As of January 17, 2024
Risk-free rate of return	4.02%
Estimated volatility rate	99.86%
Dividend yield	0%
Spot price of underling ordinary share	$2.8
Exercise price	$1.5
Relative fair value of warrant	$1,867,400

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

11. INCOME TAXES

The Company recorded income tax benefits of $276,600 in the first quarter of 2024, or 12.5% of pre-tax loss, compared to $61,300 income tax benefits, or negative 3.56% of pre-tax loss in the first quarter of 2023. The difference in the effective federal income tax rate from the normal statutory rate in the first quarter of 2023 was primarily because we recognized tax benefits arising from the reduction of valuation allowance on its deferred tax assets from FunVerse.

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

12. OPERATING SEGMENTS

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

Upon acquisition of FunVerse in January 2024, the Company commenced its short drama streaming platform business, and determined to cease its solo-staking activities in March 2024. During the three months ended March 31, 2024, the Company classified solo-staking activities as non-operating activities. Accordingly, for the three months ended March 31, 2024, the Company had one business segment, which is short drama streaming platform business. All revenues, cost of revenues and operating expenses were attributable to short drama streaming platform business for the three months ended March 31, 2024.

For the three months ended March 31, 2023, the Company had two business segments, crypto-related business and the leasing of aircraft business which has ceased in the first quarter of 2024 and 2023 separately.

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

14. SUBSEQUENT EVENTS

On April 17, 2024 and May 3, 2024, the Company issued 37,350 shares and 600 shares of common stock under the Amended and Restated 2021 Equity Incentive Plan, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our annual report on Form 10-K for the fiscal year ended December 31, 2023 and the audited consolidated financial statements and notes included therein (collectively, the “2023 Annual Report”), as well as our unaudited condensed consolidated financial statements and the related notes included in this report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, we have presumed that readers have access to and have read the disclosure under the same heading contained in the 2023 Annual Report. This discussion and analysis contains forward-looking statements. Please see the cautionary note regarding these statements at the beginning of this report.

Mega Matrix Corp. (the “Company”) is a holding company located in Palo Alto, California. Since January 7, 2024, through Yuder Pte. Ltd. (“Yuder”), an indirect majority-controlled subsidiary of the Company, we operate FlexTV, a short drama streaming platform based in Singapore. FlexTV produces English and Thai dramas that are also translated into different languages for our users, who are spread across various parts of the world such as Europe, America, and Southeast Asia. In addition to creating original dramas, Yuder also acquires third party content copyrights which it then translates and distributes on its FlexTV platform. To deliver diverse and international content to our users, Yuder’s produces film in various parts of the world, including, but not limited to, the United States, Mexico, Australia, Thailand, and Philippines.

Prior to FlexTV, we, through our wholly-owned subsidiary, Savings Digital Pte. Ltd., a Singapore corporation (“SDP”), conducted solo-staking of our own cryptocurrency. In March 2024, the management has made the strategic decision to terminate the solo-staking business and focus on short drama streaming platform development. In addition, as of the filing of this report, management decided not to hold Ethereum (ETH) and has since sold all of its ETH. However, the Company may continue to hold USDC and/or USDT, and will continue to accept and use USDC and USDT as it would like any other currencies.

FlexTV Operations

Our focus is to be a leading short drama streaming platform in the global streaming video industry. FlexTV stands out as an innovative force, introducing short dramas as a unique form of storytelling, committed to leading vertical screen entertainment globally.

Short dramas aim to capture the essence of narratives within concise time frames, typically formatted vertically for optimal viewing on mobile phones, ranging from 1 (one) to 3 (three) minutes per episode. Each episode seamlessly integrates into a series, where complete storylines unfold across 40 (forty) to over 100 (one hundred) episodes. Short dramas usually offer users a virtual escape, presenting narratives that resonate with emotions, fostering a sense of connection, and serving as a wellspring of comfort or inspiration in the digital realm.

The move from conventional TV streaming to short drama streaming is a worldwide shift, offering users enhanced options and increased flexibility in their entertainment choices. We acknowledge the significant and profound impact of short video platforms on viewer behaviors, characterized by shorter attention spans, vertical screen viewing, and increased multitasking. We leverage the substantial void between the long-form dramas provided by entities like Netflix and the predominantly influencer-created short videos.

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

Our Business Model

FlexTV has already formed a mature content business model that integrates content production, distribution, and operation. Short drama content on the FlexTV platform is divided into two categories: one category consists of dramas in which we participate in production, primarily in English and Thai, and the other category consists of translated dramas, where we purchase the copyrights of completed high-quality short dramas from third parties and then translate them into multiple languages, including but not limited to, English, Spanish, Portuguese, Japanese, Korean, and Thai. As of April 30, 2024, FlexTV had a total inventory of over 300 (three hundred) short dramas, with 204 (two hundred and four) already released. Among the released dramas, fifty-three (53) are self-produced.

A typical timeline for launching one short drama product is divided into three stages. The first stage is the script polishing period, which lasts approximately 15-30 days. The second stage is the filming and post-production stage, which lasts around 14-30 days. The third stage is the release stage, primarily lasting within 30-60 days.

To acquire the best scripts, FlexTV pioneered the adoption of studios nurturing and supporting content production partners. We have strict criteria for selecting short drama studios and their scripts. First, we integrate user research in the topic and script stages with internal original production and external procurement. Then, in the matching production studios and evaluation stage, we establish a stable producing process, efficient editing, and a hit production experience. This approach ensures a stable industrialized supply of content.

We generate platform revenue primarily through top-up and membership fees for services related to streaming content to our users and advertisements presented on our streaming service.

We offer a variety of streaming top-up and membership plans, the price of which varies by country and the features of the plan. Users typically can watch about five (5) to ten (10) episodes of each short drama on our platform for free. To continue watching, they will need to become subscription members or top up their account to acquire in-app coins on our platform, which are then used to continue viewing the short dramas. Users can also earn in-app coins to watch short dramas by completing daily and new user tasks, such as watching ads, inviting friends, and sharing FlexTV on Facebook and TikTok. The in-app coins can only be used on our platform and are not transferrable. Users can subscribe to FlexTV memberships on a weekly, monthly, or annual basis, and during the membership subscription period, users will have unlimited access to view any short drama on FlexTV. We measure monetization of our platform by calculating the average revenue per active user (“ARPU”), which we believe represents the inherent value of our business model.

Competitive Strengths

We believe that FlexTV has the following competitive advantages:

Content barrier: We continuously nurture and incubate studios that supply content to our platform, assisting them in establishing industrialized production processes. In the short term, we provide funding for studio content production. FlexTV encourages healthy competition, and we anticipate more studios shifting towards producing short-form content in the future. As the number of studios on the platform increases and their capabilities improve, studios will raise funds independently to produce content. FlexTV provides more traffic and distribution resources for good content, significantly reducing the risk of platform investment in content production.

Network effects: As the platform's content library accumulates, it attracts more users to watch content for longer durations, generating more revenue for the platform. This, in turn, attracts more studios to create content for the platform, resulting in a positive feedback loop.

Global distribution resources: We own the rights to series, translating them into various languages for global distribution. Through our proprietary advertising placement system, KOL distribution, and media copyright cooperation resources, we can rapidly increase the series' influence and generate substantial revenue within a short period. Outstanding distribution capabilities are a key reason why studios choose to collaborate with our streaming platform.

User Growth Strengths

Major social media traffic distribution: We achieve user growth by advertising on mainstream social media channels such as Facebook, TikTok, and Google. We edit highlights of our series into clips to attract users to download the FlexTV app.

KOL marketing: We invite Key Opinion Leaders (KOLs) to market our series on their social media accounts. When users download FlexTV and make deposits, KOLs can share in the deposit revenue. Through this way, we attract a large number of KOLs to proactively share content related to our series.

Human Capital Resources

As of April 30, 2024, we had over 100 individuals, including 11 full-time employees and the remainder being indirect contractors. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. In addition to our direct employment, Yuder has engaged over 90 indirect contractors through a services agreement with a third-party company based in Asia. This agreement, entered into in November 2023 provides a cost-efficient way to support FlexTV operations on an as-needed basis. The number of indirect contractors is still increasing with the development of FlexTV. This strategy provides flexibility in managing our workforce.

International Markets

FlexTV is available in more than 100 countries. Our production teams film in various locations including, but not limited to, United States, Mexico, Australia, Thailand, and Philippines. We will continue to expand our international markets and collaborate with local partners in each major market.

Our Industry

The short drama industry experienced explosive growth in 2023. According to China Securities Report, dated November 7, 2023, the total market size of short dramas in China in 2023 was expected to reach $5 billion and monthly active users exceeding 100 million, fully validating the product. In addition, the market size of global short dramas will reach $36 billion in 3 years.   With short video platforms like TikTok cultivating user habits for fragmented and concise entertainment videos, the global short drama market is expected to continue growing. The vertical screen era is likely to give birth to emerging streaming media giants, and there are still opportunities for global large-scale streaming platforms similar to Netflix and Roku.

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

Recent Corporate Developments

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

On August 24, 2023, per the recommendation of the board of directors of JetFleet Management Corp.(“JMC”), the Company, as a holder of a majority of the voting stock of JMC, elected to approve the winding up and dissolution of JMC. In December 2023, JMC ceased providing aircraft advisory and management services upon winding up and the Company deconsolidated JMC and its subsidiaries.

Key Components of Results of Operations

Revenues

We generated revenue primarily from (i) membership and top-up streaming services and (ii) online advertising services. For the three months ended March 31, 2024 and 2023, our revenues were comprised of the following:

	For the Three Months Ended March 31,
	2024	2023
Membership and top-up streaming services revenue	$8,048,200	$-
Online advertising services revenue	643,400	-
	$8,691,600	$-

Membership and top-up streaming services revenue

We offer membership services to subscribing members with various countries and the features of the plan, which primarily include access to exclusive and ad-free streaming of short dramas, and accelerated downloads and others. Users are optional to become weekly, monthly or annual membership on the short drama streaming platform. Users can also top up their accounts to acquire in-app coins on our platform, which are then used to continue viewing the short dramas. Users can also earn in-app coins to watch short dramas by completing daily and new user tasks.

We recognize revenues ratably over the membership period and consumption of in-app coins as services are rendered.

	For the Three Months Ended
	March 31, 2024
	United States	Other Countries	Total
Membership and top-up streaming services revenue
Top-up streaming services	$3,416,500	$3,206,900	$6,623,400
Membership streaming services	978,400	446,400	1,424,800
	$4,394,900	$3,653,300	$8,048,200
Recharge from users
Top-up streaming services	$5,014,100	$2,658,300	$7,672,400
Membership streaming services	1,151,000	522,800	1,673,800
	$6,165,100	$3,181,100	$9,346,200

Quarterly Active Users (“QAU”)(1)	787,400	1,830,100	2,617,500
Average membership and top-up streaming services revenue per active user (“ARPU”)(2)	$5.58	$2.00	$3.07
Quarterly Paying Users (“QPU”) (3)	166,550	156,182	322,732
Average membership and top-up streaming services revenue per paying user (“ARPPU”)(4)	$26.39	$23.39	$24.94

(1)	An active user is defined as a user who has downloaded and opened FlexTV app at least once.

(2)	ARPU is defined as average membership and top-up streaming services revenue generated by each active user in one quarter.

(3)	A paying user is defined as a user who has registered for a membership or topping up, provided a method of payment, and is entitled to access FlexTV services. This membership or topping up does not include participation in free trials or other promotional offers extended by the company to new users.

(4)	ARPPU is defined as average membership and top-up streaming services revenue generated by each paying user in one quarter.

Online advertising services revenue

We sell advertising services by delivering brand advertising primarily to third-party advertising agencies. We provide advertisement placements on our short drama streaming platform in different formats, including but not limited to video, banners, links, logos, brand placement and buttons. We identify one performance obligation in the contracts with customers. Revenues are recognized over time based on amounts invoiced to the customers.

Cost of revenues

For the three months ended March 31, 2024, the cost of revenues was primarily comprised of platform service fees charged by third party payment processors, amortization of produced contents and software and copyrights which were applied to produce short dramas and other expenses which were directly attributable to producing short dramas.

	For the Three Months Ended March 31,
	2024	2023
Platform service fees charged by third party payment processors	$2,698,800	$-
Amortization of content assets	546,600	-
Others	254,800	-
	$3,500,200	$-

Selling expenses

Selling and marketing expenses primarily consist of advertising expenses, primarily composed of traffic expenses, and other miscellaneous expenses.

	For the Three Months Ended March 31,
	2024	2023
Advertising expenses	$7,673,900	$5,300
Others	44,500	-
	$7,718,400	$5,300

General and administrative expenses

General and administrative expenses primarily consist of (i) IT expenses, (ii) payroll and welfare expenses advertising expenses; (iii) professional and consulting expenses including legal expenses, audit expenses and other consultants, (iv) NYSE related expenses, and (v) other miscellaneous expenses.

	For the Three Months Ended March 31,
	2024	2023
IT expenses	$554,400	$234,500
Payroll and welfare expenses	562,700	346,000
Consulting expenses	143,500	66,000
Legal expenses	488,100	321,200
Audit expenses	172,500	177,500
NYSE related expenses	120,000	-
Others	197,200	371,600
	$2,238,400	$1,516,800

Income taxes

We account for income taxes in accordance with the authoritative guidance, which requires income tax effects for changes in tax laws to be recognized in the period in which the law is enacted.

Cayman Islands

Under the current laws of the Cayman Islands, we are not subject to tax on income or capital gains. Additionally, upon payments of dividends by us or our subsidiaries in the Cayman Islands to their shareholders, no withholding tax will be imposed.

United States

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Currently we are not under any audit examination from federal or state tax authority in the United States.

Singapore

We are subject to corporate income tax for its business operation in Singapore. Tax on corporate income is imposed at a flat rate of 17% based on the adjusted taxable income.

Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The ASC 740 – Accounting for Income Tax guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

We have determined that a valuation allowance is necessary against the full population of the deferred tax assets as based on all available evidence, we do not anticipate that our future taxable income will be sufficient to recover our deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we will re-valuate our position and release a portion or all the valuation allowance if required.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with the authoritative guidance on accounting for uncertainty in income taxes, we recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. As of March 31, 2024, we do not have any uncertain tax positions based on our analysis.

We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activities. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

Results of Operations

The following table represents our unaudited condensed consolidated statement of operations for the years ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023
	(revised)
Revenues	$8,691,600	$-
Cost of revenues	(3,500,200)	-
Gross profit	5,191,400	-

Operating expenses:
Selling expenses	(7,718,400)	(5,300)
General and administrative expenses	(2,238,400)	(1,516,800)
Total operating expenses	(9,956,800)	(1,522,100)

Loss from operations	(4,765,400)	(1,522,100)

Other income (expenses):
Changes in fair value of digital assets	2,540,700	215,400
Interest expenses, net	(2,500)	-
Other income, net	14,900	8,500
Total other income, net	2,553,100	223,900

Loss from operations before income tax	(2,212,300)	(1,298,200)

Income tax benefits	276,600	61,300
Net loss	$(1,935,700)	$(1,236,900)

Revenues

In January 2024, we commenced operations of FlexTV, which is a short drama streaming platform, through Yuder. For the three months ended March 31, 2024, we generated revenues from membership and top-up streaming services of $8,048,200 and online advertising service of $643,400, respectively. For the three months ended March 31, 2024, we had paying users of 322,732, among which 166,550 were from the United States. We earned ARPPU of $24.94 for the first quarter of 2024.

For the three months ended March 31, 2023, we were engaged in solo-staking business, which was ceased in March 2024. Accordingly we reclassified the revenues from solo-staking business to other income, net.

Cost of revenues

For the three months ended March 31, 2024, the cost of revenues was primarily comprised of platform service fees charged by third party payment processors and amortization of produced contents and software and copyrights which were applied to produce short dramas.

For the three months ended March 31, 2023, the cost of revenues was primarily comprised of IT expenses incurred to support our solo-staking business. With the cessation of the business in March 2024 and reclassification of revenues to other income, we reclassified the cost of revenues to general and administrative expenses.

Gross profit

Gross profit for the three months ended March 31, 2024 and 2023 was $5,191,400 and $nil, respectively.

Selling expenses

For the three months ended March 31, 2024, we incurred selling expenses of $7,718,400, which was primarily incurred for advertising expenses of $7,673,900, which was incurred for our short drama streaming platform.

For the three months ended March 31, 2023, we incurred advertising expenses of $5,300 which was incurred for our solo-staking business.

General and administrative expenses

For the three months ended March 31, 2024, we incurred general and administrative expenses of $2,238,400, representing an increase of $721,600, or 47.6% from $1,516,800 for the three months ended March 31, 2023. The increase was primarily attributed to an increase of $319,900 in IT expenses because we incurred more IT support expenses for our short drama streaming platform, and an increase of $216,700 in payroll and welfare expenses because we had an increase in headcounts with acquisition of Yuder in January 2024.

Income tax (expenses) benefits

The Company recorded income tax benefits of $276,600 in the first quarter of 2024, or 12.5% of pre-tax loss, compared to $61,300 income tax benefits, or 3.56% of pre-tax loss in the first quarter of 2023. The difference in the effective federal income tax rate from the normal statutory rate in the first quarter of 2023 was primarily because we recognized tax benefits arising from the reduction of valuation allowance on its deferred tax assets from FunVerse.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through March 31, 2024, the current year operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, as well as the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

Net Loss

As a result of the foregoing, net loss for the three months ended March 31, 2024 increased by $698,800 or 56.5%, to $1,935,700 from $1,236,900 for the three months ended March 31, 2023.

Liquidity and Capital Resources

To date, we have financed our operating and investing activities primarily through cash generated from operating activities and equity financing through private placements. As of March 31, 2024, the Company held cash of approximately $2.9 million, stable coins of approximately $3.1 million and digital assets of approximately $7.9 million, which were easily convertible into cash over the market.

On January 12, 2024, we entered into a Unit Subscription Agreement with certain investors, pursuant to which the investors agreed to purchase an aggregate of 2,490,000 units (the “Units”) for an aggregate purchase price of $3,735,000, or $1.50 per unit. Each Unit consists of one (1) share of common stock of the Company, $0.001 par value, and one (1) warrant (the “Warrant”), with each Warrant entitling the holder to purchase one share of common stock at an exercise price of $1.50 per share at any time for a period of up to five (5) years starting six (6) months from the issuance date at which time the Warrant will expire. The private placements closed on January 17, 2024.

As of March 31, 2024, we had working capital of approximately $9.5 million, which is expected to support our operating and investing activities for the next 12 months.

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

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for the amount and timing of future cash flows associated with each asset that are used to evaluate whether assets are impaired, accounting for income taxes, and the amounts recorded as allowances for credit losses.

Cash Flow

The following table sets forth a summary of our cash flows for the years ended March 31, 2024 and 2023 presented:

	For the Three Months Ended March 31,
	2024	2023

Net cash (used in) provided by operating activities	(96,900)	78,700
Net cash used in investing activities	(991,700)	-
Net cash provided by financing activities	809,900	1,305,000
Net (decrease) increase in cash and cash equivalents	(278,700)	1,383,700
Cash, cash equivalents, beginning of period	3,129,800	7,263,600
Cash, cash equivalents, end of period	$2,851,100	$8,647,300

Operating activities

Net cash used in operating activities for the three months ended March 31, 2024 was $96,900, primarily attributable to net loss of approximately $1.9 million, adjusted for (a) non-cash items including an increase in fair value of approximately $2.5 million in digital assets, amortization of content assets of approximately $0.5 million, and share-based compensation expenses to certain employees of approximately $0.3 million, and (b) changes in operating assets and liabilities including (i) a decrease of digital assets of approximately $0.7 million as we exchanged ETH into USDC, (ii) an increase of approximately $2.3 million of prepaid expenses, an increase of approximately $1.2 million in contract liabilities and an increase of approximately $4.6 million, all of which were caused by acquisition of Yuder in January 2024.

The Company reported cash inflow of $78,700 from operating activities for the three months ended March 31, 2023 primarily attributable to net loss of approximately $1.2 million, adjusted for increase in fair value of ETH of approximately $0.2 million, and (b) changes in operating assets and liabilities including (i) a decrease of $0.2 million in prepaid expenses and other assets, (ii) a decrease of tax receivable of approximately $1.1 million because we received tax refund from tax authorities, partially net off by (iii) an increase of approximately $0.3 million in other current liabilities and accrued expenses.

Investing activities

For the three months ended March 31, 2024, the cash flow used in investing activities was approximately $1.0 million, which was primarily attributable to purchase of digital assets of approximately $0.6 million and investment in equity investees of approximately $0.5 million, partially offset by acquisition of cash of approximately $0.1 million from acquisition of Yuder.

For the three months ended March 31, 2023, we did not generate cash flows or use cash flows for investing activities.

Financing activities

For the three months ended March 31, 2024, we raised cash of approximately $0.8 million from private placement closed in January 2024.

For the three months ended March 31, 2023, we raised cash of approximately $1.3 million from private placement closed in February 2023.

Critical Accounting Policies, Judgments and Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with U.S. GAAP, which requires our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

Our expectations regarding the future are based on available information and assumptions that we believe to be reasonable, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. When reading our unaudited condensed consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Out of our significant accounting policies, which are described in Note 2—Summary of Significant Accounting Policies of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q,   certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimates and assumptions, including (i) digital assets, (ii) revenue recognition, and (iii) income tax.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the material weakness described below, as of March 31, 2024, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth below in this report and in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 18, 2024, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

User metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics could harm our business, revenue and financial results.

We intend to regularly review our metrics, including the number of our active users, paying users, and other measures to evaluate growth trends, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we currently believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how our FlexTV platform is used across large populations globally. Our metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. In addition, from time to time, we may implement new methodologies for calculating these metrics, which may result in the metrics changing or decreasing from prior periods or not being comparable to prior periods. If our metrics provide us with incorrect or incomplete information about our users and their behavior, we may make inaccurate conclusions about our business which could harm our business, revenue and financial results.

All of our cryptocurrency are stored in hot wallets maintained Matrix Trust Company Limited (“Matrixport”), a third party, and may be subject to loss, theft or restriction on access.

Cryptocurrency such as USDC and USDT are stored in and accessed by cryptocurrency sites commonly referred to as “wallets.” A hot wallet refers to any cryptocurrency wallet that is connected to the Internet. Generally, hot wallets are easier to set up and access than wallets in cold storage, but they are also more susceptible to hackers and other technical vulnerabilities. Cold storage refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage is generally more secure than hot storage, but is not ideal for quick or regular transactions. We currently keep all of our cryptocurrency in a hot wallet maintained by Matrixport which may be subject to loss, theft or restriction on access. Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrencies, such as by attacking  Matrixport. As such, cryptocurrencies stored in “hot wallets” may be more susceptible to theft or compromise than cryptocurrencies stored in cold storage. There can be no assurance that our hot wallet will not be compromised.

Potential that, in the event of a bankruptcy filing by a custodian, cryptocurrency held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof.

All of the cryptocurrencies custodied with Matrixport are held in segregated accounts such that they are segregated from the property of Matrixport and the assets of other Matrixport customers. The treatment of cryptocurrencies held by custodians that file for bankruptcy protection is uncharted territory in U.S. Bankruptcy law. We cannot say with certainty whether our cryptocurrencies held in custody by Matrixport, should it declare bankruptcy, would be treated as property of the bankruptcy estate and, accordingly, whether we would be treated as a general unsecured creditor with respect of our cryptocurrencies held in custody by Matrixport. If we are treated as a general unsecured creditor, we may not be able to recover our cryptocurrencies in the event of a Matriport bankruptcy or a bankruptcy of any other custodian we may use in the future.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 7, 2024, we entered into and closed a definitive Share Exchange Agreement (“Exchange Agreement”) with FunVerse Holding Limited (“FunVerse”), a company incorporated under the laws of the British Virgin Islands and the sole parent company of Yuder, and the shareholders of FunVerse. Under the Exchange Agreement, Sellers will exchange 51,375,000 of their FunVerse’s shares for 1,500,000 shares of common stock of the Company, par value $0.001 (“Common Stock”), as per terms and conditions set forth in the Exchange Agreement (the “Share Exchange”), free and clear of all liens (other than potential restrictions on resale under applicable securities laws), which the parties agreed is valued at $2,263,000, or $1.51 per share of Common Stock. The Company issued the shares of Common Stock in reliance upon an exemption from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) and Regulation S thereunder.

On January 12, 2024, we entered into a Unit Subscription Agreement (the “Agreement”) with certain investors (collectively the “Subscribers”), pursuant to which the Subscribers agreed, subject to certain terms and conditions of the Agreement, to purchase an aggregate of 2,490,000 units (the “Units”) for an aggregate purchase price of $3,735,000, or $1.50 per unit (the “Offering Purchase Price”). Each Unit consists of one (1) share of common stock of the Company, $0.001 par value, and one (1) warrant (the “Warrant”), with each Warrant entitling the holder to purchase one share of common stock at an exercise price of $1.50 per share at any time for a period of up to five (5) years starting six (6) months from the issuance date at which time the Warrant will expire (“Offering”). The Agreement contains customary representations, warranties and covenants of the parties, and the closing is subject to customary closing conditions. The closing of the Offering occurred on January 17, 2024. This transaction was made in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, Rule 506(b) of Regulation D as promulgated by the SEC under the Securities Act, and/or Regulation S as promulgated by the SEC under the Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
4.1	Form of Warrant Certificate (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Report on Form 8-K filed with the SEC on January 18, 2024).
10.1	Share Exchange Agreement dated January 7, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 8, 2024).
10.2	Shareholders Agreement dated January 7, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 8, 2024).
10.3	Form of Unit Subscription Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 18, 2024).
10.4+	Termination Agreement between the Company and Yunheng (Brad) Zhang, dated as of January 15, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 19, 2024).
10.5+	Form of Restricted Stock Unit Award Agreement under the 2021 Amended and Restated Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 19, 2024).
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2024	Mega Matrix Corp.

	By:	/s/ Yucheng Hu
Yucheng Hu
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Qin (Carol) Wang
Qin (Carol) Wang
Chief Financial Officer (Principal Financial Officer)