Form 10-Q
period 2024-06-30
Mega Matrix Corp.
filed 2024-08-14
CIK 1036848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of registrant’s common stock outstanding as of August 6, 2024 was 38,551,825.

MEGA MATRIX CORP.

FORM 10-Q

For the Quarterly Period Ended June 30, 2024

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

LIMITATIONS OF KEY METRICS AND OTHER DATA

The numbers for our key metrics, which include our period active users (PAU), period paying users (PPU), average membership and top-up streaming service revenue per active user (ARPU), and average membership and top-up streaming service revenue per paying user (ARPPU), are calculated using internal company data based on the activity of user accounts. We define an active user as a user who has downloaded and opened FlexTV app at least once. We define a paying user as a user who has registered for a membership or topping up, provided a method of payment, and is entitled to access FlexTV services (this membership or topping up does not include participation in free trials or other promotional offers extended by FlexTV to new users). We define ARPU as average membership and top-up streaming services revenue generated by each active user in one period. We define ARPPU as average membership and top-up streaming services revenue generated by each paying user in one period. We use these metrics to assess the growth and health of the overall business and believe that ARPU best reflects our ability to attract, retain, engage and monetize our users, and thereby drive revenue. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in technology or our methodology.

ii

PART I - Financial Information

Item 1. Financial Statements

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Rounded to the Nearest Hundred US Dollar, except for share and per share data, unless otherwise stated)

	June 30,	December 31,
	2024	2023
		(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,985,100	$3,129,800
Stable coins	-	254,400
Digital assets	-	7,696,700
Loans receivable – a related party	300,000	-
Accounts receivable	238,000	-
Prepaid expenses and other assets	3,637,700	489,700
Total current assets	16,160,800	11,570,600

Non-current Assets:
Long-term investments	2,046,000	1,770,800
Goodwill	2,889,200	-
Content assets, net	1,901,700	-
Total non-current assets	6,836,900	1,770,800
Total assets	$22,997,700	$13,341,400

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$141,500	$-
Contract liabilities	1,635,200	-
Income taxes payable	1,900	1,100
Other current liabilities and accrued expenses	3,934,200	185,400
Subscription advanced from the stockholders	-	2,755,100
Total liabilities	5,712,800	2,941,600

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 and 40,000,000 shares authorized, 38,123,566 and 31,724,631 shares outstanding at June 30, 2024 and December 31, 2023, respectively	38,200	31,800
Paid-in capital	38,699,200	27,822,200
Accumulated deficit	(21,724,500)	(17,454,200)
Total Mega Matrix Corp. Stockholders’ Equity	17,012,900	10,399,800
Non-controlling interests	272,000	-
Total equity	17,284,900	10,399,800
Total liabilities and equity	$22,997,700	$13,341,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Rounded to the Nearest Hundred US Dollar, except for share and per share data, unless otherwise stated)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
		(revised)		(revised)
Revenues	$6,916,100	$-	$15,607,700	$-
Cost of revenues	(2,708,900)	-	(6,209,100)	-
Gross profit	4,207,200	-	9,398,600	-

Operating expenses:
Selling expenses	(4,344,700)	(15,800)	(12,063,100)	(21,100)
General and administrative expenses	(2,876,100)	(1,690,900)	(5,114,500)	(3,207,700)
Total operating expenses	(7,220,800)	(1,706,700)	(17,177,600)	(3,228,800)

Loss from operations	(3,013,600)	(1,706,700)	(7,779,000)	(3,228,800)

Other (expenses) income:
Changes in fair value of digital assets	(302,000)	130,500	2,238,700	345,900
Share of equity loss	-	(14,500)	-	(14,500)
Impairment of long-term investments	(224,800)	-	(224,800)	-
Interest expenses, net	(24,100)	-	(26,600)	-
Other (expenses) income, net	(7,700)	21,300	7,200	29,800
Total other (expenses) income, net	(558,600)	137,300	1,994,500	361,200

Loss from operations before income tax	(3,572,200)	(1,569,400)	(5,784,500)	(2,867,600)

Income tax (expenses) benefits	(400)	(1,700)	276,200	59,600
Net loss and comprehensive loss	(3,572,600)	(1,571,100)	(5,508,300)	(2,808,000)
Less: Net loss and comprehensive loss attributable to non-controlling interests	169,100	243,600	1,238,000	391,000
Net loss and comprehensive loss attributable to Mega Matrix Corp.’s stockholders	$(3,403,500)	$(1,327,500)	$(4,270,300)	$(2,417,000)
Loss per share:
Basic and Diluted	$(0.10)	$(0.05)	$(0.15)	$(0.09)

Weighted average shares used in loss per share computations:
Basic and Diluted	37,038,070	31,608,169	36,153,092	30,914,963

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

	Mega Matrix Corp. Stockholder’s Equity
	Common Stock					Non-
	Number of Stocks	Amount		Paid-in Capital	Accumulated Deficits	Controlling Interests	Total
Balance, December 31, 2022	26,484,055	$26,500		$21,372,100	$(13,420,400)	$(1,016,300)	$6,961,900
Cumulative-effect adjustment of opening balance due to adoption of fair value measurement of digital assets	-	-		-	30,600	-	30,600
Issuance of common stocks pursuant to private placement	5,079,999	5,100		6,533,900	-	-	6,539,000
Net loss (revised)	-	-		-	(1,089,500)	(147,400)	(1,236,900)
Balance, March 31, 2023	31,564,054	$31,600		$27,906,000	$(14,479,300)	$(1,163,700)	$12,294,600
Issuance of common stocks to a service provider	160,577	200		208,600	-	-	208,800
Capital injection from non-controlling shareholder	-	-		-	-	88,900	88,900
Net loss (revised)	-	-		-	(1,327,500)	(243,600)	(1,571,100)
Balance, June 30, 2023	31,724,631	$31,800		$28,114,600	$(15,806,800)	$(1,318,400)	$11,021,200

Balance, December 31, 2023	31,724,631	$31,800		$27,822,200	$(17,454,200)	$-	$10,399,800
Issuance of common stocks to certain investors in a private placement	2,490,000	2,500		3,732,500	-	-	3,735,000
Issuance of common stocks to an underwriter	124,000	100		(100)	-	-	-
Issuance of common stocks to acquire a subsidiary	1,500,000	1,500		2,263,500	-	1,510,000	3,775,000
Share-based compensation to employees	102,000	100		361,000	-	-	361,100
Net loss	-	-		-	(866,800)	(1,068,900)	(1,935,700)
Balance, March 31, 2024	35,940,631	$36,000		$34,179,100	$(18,321,000)	$441,100	$16,335,200
Issuance of common stocks to certain investors in a private placement	1,681,817	1,700		3,698,300	-	-	3,700,000
Issuance of common stocks to an underwriter	84,091	100		(100)	-	-	-
Share-based compensation to employees	359,950	400		701,900	-	-	702,300
Share-based compensation to non-employees	57,077	-	*	120,000	-	-	120,000
Net loss	-	-		-	(3,403,500)	(169,100)	(3,572,600)
Balance, June 30, 2024	38,123,566	$38,200		$38,699,200	$(21,724,500)	$272,000	$17,284,900

*	The amount of common stock issued for share-based compensation to non-employees was below 100.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEGA MATRIX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Rounded to the Nearest Hundred US Dollar, unless otherwise stated)

	For the Six Months Ended June 30,
	2024	2023

Net cash provided by (used in) operating activities	8,142,100	(959,800)

Investing activities:
Purchases of stable coins	(610,000)	-
Investment in equity investees	(500,000)	(850,000)
Loans made to a related party	(300,000)	-
Acquisition of cash of a subsidiary	118,300	-
Net cash used in investing activities	(1,291,700)	(850,000)

Financing activities:
Subscription fee from investors	2,004,900	-
Subscription fee advanced from investors	-	1,305,000
Capital injection from non-controlling shareholders	-	88,900
Net cash provided by financing activities	2,004,900	1,393,900
Net increase (decrease) in cash and cash equivalents	8,855,300	(415,900)
Cash and cash equivalents, beginning of period	3,129,800	7,263,600
Cash and cash equivalents, end of period	$11,985,100	$6,847,700

Supplemental cash flow information
Payment of interest expenses	$-	$-
Payment of income tax expenses	$1,600	$-

Non-cash investing and financing activities
Subscription fee advanced from investors in the form of USDC	$-	$50,000
Subscription fee from investors in the form of USDT	$2,675,000	$300,000
Issuance of common stocks to settle advance from subscription fee from investors	$2,755,100	$6,539,000

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

The major subsidiaries of the Company as of June 30, 2024 are summarized as below:

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

Upon the deconsolidation of JMC and its subsidiaries, the Company would focus on its short drama streaming platform business and ceased the crypto-related business in March 2024. The management believed the deconsolidation does not represent a strategic shift, in both operating and financing aspects, because it is not changing the way it is running its business. The Company has not shifted the nature of its operations or the major geographic market area. The management believed the deconsolidation of JMC does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. The deconsolidation is not accounted as discontinued operations in accordance with ASC 205-20.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other period. All intercompany balances and transactions have been eliminated on consolidation.

Non-controlling interests

As of June 30, 2024, non-controlling interests represent the 40% equity interests of FunVerse that are not attributable, either directly or indirectly, to the Company, and the Company had non-controlling interests of $272,000.

As of December 31, 2023, the Company had no non-controlling interests.

Business combinations

Business combinations are recorded using the acquisition method of accounting. The Company uses a screen test to evaluate whether a transaction should be accounted for as an acquisition and/or disposal of a business versus assets. In order for a purchase to be considered an acquisition of a business, and receive business combination accounting treatment, the set of transferred assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business.

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

As of June 30, 2024 the Company did not provide expected credit losses against accounts receivable.

Content assets, net

Content assets are stated at cost less accumulated amortization and impairment if any. Content assets are amortized in a way which reflect the pattern in which the economic benefits of the content assets are expected to be consumed or otherwise used up. When assets are retired or disposed of, the costs and accumulated amortization are removed from the accounts, and any resulting gains or losses are included in income/loss in the year of disposition. Estimated useful lives are as follows:

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

The Company assesses goodwill for impairment on annual basis as of December 31 or if indicators were noted for goodwill impairment. In accordance with ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) issued by the Financial Accounting Standards Board (“FASB”) guidance on testing of goodwill for impairment, the Company will first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. If this is the case, the quantitative goodwill impairment test is required. If it is more likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the quantitative goodwill impairment test is not required.

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

In January 2024, the Company recognized goodwill of $2,889,200 arising from business combination of FunVerse and its subsidiary (Note 4). As of June 30, 2024, no impairment was provided against the goodwill.

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

For the three and six months ended June 30, 2024, the Company provided impairment of $224,800 against investment in an equity investee (Note 7). For the three and six months ended June 30, 2023, the Company did not provide impairment against long-lived assets.

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

Online advertising services

The Company sells advertising services by delivering brand advertising primarily to third-party advertising agencies. The Company provides advertisement placements on its short drama streaming platform in different formats, including but not limited to video, banners, links, logos, brand placement and buttons. The transaction prices are varied according to the scale of impressions and types of the advisements in the contracts with customers. The contracts have one performance obligation. Revenues are recognized over time. The Company has a right to consideration from the customers in an amount that corresponds directly with the value the Company’s performance completed to date. The Company adopted practical expedient under ASC 606-10-55-18, and recognizes revenues from provision of online advertising services based on amounts invoiced to the customers.

Contract balances

Contract liabilities are recognized if the Company receives consideration prior to satisfying the performance obligations, which include customer advances and deferred revenue under service arrangements.

As of June 30, 2024, the Company had contract liabilities of $1,635,200, which were expected to be recognized as revenues in the twelve months ending June 30, 2025.

Disaggregation of revenue

For the three and six months ended June 30, 2024 and 2023, the Company disaggregate revenue into two revenue streams, consisting of membership and top-up streaming services and online advertising services, as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
		(revised)		(revised)
Membership and top-up streaming services	$6,271,600	$-	$14,319,800	$-
Online advertising services	644,500	-	1,287,900	-
	$6,916,100	$-	$15,607,700	$-

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Cost of revenues

For the three months ended June 30, 2024, the cost of revenues was primarily comprised of platform service fees charged by third party payment processors, amortization of produced contents, software and copyrights which were applied to produce short dramas and other expenses which were directly attributable to producing short dramas. Cost of revenues are recorded in the unaudited condensed consolidated statements of operations and comprehensive loss as incurred.

Taxes

As part of the process of preparing the Company’s consolidated financial statements, management estimates income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s current tax exposure under the most recent tax laws and assessing both permanent and temporary differences resulting from differing treatment of items for tax and US GAAP purposes. The temporary differences result in deferred tax assets and liabilities, which are included in the balance sheet. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carry back the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s three-year book cumulative loss through June 30, 2024, the financial forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code and the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

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

Reclassification

Certain items in the financial statements of the comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets and total liabilities as of December 31, 2023 or on the statements of operations for the three and six months ended June 30, 2023.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Going concern

For the three months ended June 30, 2024 and 2023, the Company reported net losses of approximately $3.6 million and $1.6 million, respectively. For the six months ended June 30, 2024 and 2023, the Company reported net losses of approximately $5.5 million and $2.8 million, respectively. In addition, the Company had accumulated deficits of approximately $21.7 million and $17.5 million as of June 30, 2024 and December 31, 2023, respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2024, the Company had working capital of approximately $10.4 million, among which the Company held cash of approximately $5.0 million and restricted cash of approximately $7.0 million which were easily convertible into cash over the market.

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

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

3. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has noted the following matters in relation to its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 that had been filed on August 14, 2023. The matter related to the adoption of fair value to measure digital assets, reclassification digital assets and stable coins, and reclassification of other income.

a.	Adoption of fair value method to measure digital assets

The Company measures the fair value of digital assets on a daily basis, and refers to the daily closing prices published by Matrixport Cactus Custody as the fair value. As of January 1, 2023, the Company recorded a cumulative-effect adjustment of $30,600 to accumulated deficits. The adoption of fair value measure caused recognition of increase in fair value of digital assets of $130,500. The adoption of fair value measure caused a reversal of impairment of digital assets of $223,000, recognition of increase in fair value of digital assets of $345,900 and reversal of exchange gains of $14,000 for the six months ended June 30, 2023.

b.	Reclassification of revenue and cost of revenues

The Company ceased solo-staking business in March 2024, and accordingly the Company reclassified revenues from solo-staking business to other income, net, and cost of revenues to general and administrative expenses. For comparison purpose, the Company reclassified revenues to other income, net, and reclassified cost of revenues to general and administrative expenses for the three and six months ended June 30, 2023.

The following tables present the effects of revisions on the Company’s financial statements as of June 30, 2023, and for the six months ended June 30, 2023:

	June 30, 2023
Consolidated balance sheet	As previously reported	Adjustments	As Revised
Digital assets	2,108,600	585,500	2,694,100
Total current assets	9,671,200	585,500	10,256,700
Total assets	10,806,700	585,500	11,392,200
Accumulated deficit	(16,392,300)	585,500	(15,806,800)
Total Mega Matrix Corp. Stockholders’ Equity	11,754,100	585,500	12,339,600
Total equity	10,435,700	585,500	11,021,200
Total liabilities and equity	10,806,700	585,500	11,392,200

	For the Three Months Ended June 30, 2023
Consolidated statements of operations	As previously reported	Adjustments	As Revised
Revenues	13,000	(13,000)	-
Cost of revenues	(15,100)	15,100	-
Gross loss	(2,100)	2,100	-
General and administrative expenses	(1,691,600)	(15,100)	(1,706,700)
Total operating expenses	(1,691,600)	(15,100)	(1,706,700)
Other income, net	8,300	13,000	21,300
Loss from operations before income tax expenses	(1,699,900)	130,500	(1,569,400)
Net loss	(1,701,600)	130,500	(1,571,100)

	For the Six Months Ended June 30, 2023
Consolidated statements of operations	As previously reported	Adjustments	As Revised
Revenues	19,600	(19,600)	-
Cost of revenues	(244,900)	244,900	-
Gross loss	(225,300)	225,300	-
General and administrative expenses	(3,192,900)	(35,900)	(3,228,800)
Total operating expenses	(3,192,900)	(35,900)	(3,228,800)
Other income, net	10,200	19,600	29,800
Loss from operations before income tax expenses	(3,422,500)	554,900	(2,867,600)
Net loss	(3,362,900)	554,900	(2,808,000)

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

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

5. STABLE COINS

Stable coins were comprised of the following:

	June 30,	December 31,
	2024	2023
USDC	$-	$254,400

As of June 30, 2024 and December 31, 2023, the Company held nil and 254,400 USDC, respectively. The fair value of USDC were kept at $1.00 because one USDC is pegged to one U.S. dollar.

The following table presents additional information about USDC for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
Opening balance	$254,400	$2,972,000
Collection of USDC from subscription fee from investors	-	50,000
Collection of USDC from provision of staking technology tools	-	3,900
Purchases of USDC	610,000	-
Collection of USDC from exchange of ETH	2,391,700	-
Investment in an equity-method investee in USDC	-	(300,000)
Exchange of USDC into ETH and USDT	(1,740,400)	(2,001,900)
Exchange of USDC into cash	(1,500,000)	-
Payment of service fees and other expenses	(15,700)	(525,800)
Ending balance	$-	$198,200

6. DIGITAL ASSETS

Digital asset holdings were comprised of the following:

	June 30,	December 31,
	2024	2023
ETH	$-	$7,123,300
USDT	-	573,400
	$-	$7,696,700

As of June 30, 2024, the Company did not hold ETH. For the three months ended June 30, 2024, the Company recognized a decrease in fair value of ETH of $302,000 and an investment income of $18,300 from sales of ETH. For the six months ended June 30, 2024, the Company recognized an increase in fair value of ETH of $2,238,700 and an investment income of $24,600 from sales of ETH.

As of June 30, 2024 and December 31, 2023, the Company held nil and 573,400 USDT, respectively. The fair value of USDT were kept at $1.00 because one USDT is pegged to one U.S. dollar.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

6. DIGITAL ASSETS (CONTINUED)

Additional information about digital assets

The following table presents additional information about ETH for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
Opening balance	$7,123,300	$369,200
Cumulative-effect adjustment of opening balance due to adoption of fair value measurement	-	30,600
Addition of ETH staking reward and other services	14,300	11,600
Purchases of ETH from exchange of USDT	2,000,400	-
Purchases of ETH from exchange of USDC	-	1,983,300
Exchange of ETH into USDT	(9,009,500)	-
Exchange of ETH into USDC	(2,391,700)	-
Return of ETH to a third party	-	(48,500)
Payment of ETH for other expenses	(100)	(300)
Investment income from sales of ETH	24,600	-
Changes in fair value of ETH	2,238,700	345,900
	$-	$2,691,800

The following table presents additional information about USDT for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
Opening balance	$573,400	$90,100
Purchases of USDT from exchange of digital assets	9,528,000	-
Purchases of USDT from exchange of USDC	1,740,400	-
Collection of USDT from subscription advance from investors	2,675,000	-
Exchange of USDT into ETH	(2,000,400)	-
Exchange of USDT into USD	(12,307,100)	-
Payment of service fees	(209,300)	(87,800)
	$-	$2,300

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

7. LONG-TERM INVESTMENTS

Long-term investments were comprised of the following:

	June 30, 2024	December 31, 2023
Investment in MarsLand Global Limited (“MarsLand”) (a)	$224,800	$224,800
Less: impairment against investment in Marsland	(224,800)	-
	-	224,800
Investment in Quleduo Technology Co., (“Quleduo”) (b)	1,500,000	1,000,000
Investment in DaoMax Technology Co., Ltd, (“DaoMax”) (c)	546,000	546,000
	$2,046,000	$1,770,800

(a) Investment in MarsLand

MarsLand is a privately held company. In May 2023, the Company, through Saving Digital Pte. Ltd. (“Saving Digital”), its wholly owned subsidiary, invested consideration of $300,000 in USDC, which represents 30% of equity interest in MarsLand. The Company used equity method to measure the investment in MarsLand. For the six months ended June 30, 2024, Marsland reported an underperformance and a majority of the employees resigned from Marsland. The Company assessed indicators reflecting an other-than-temporary decline in fair value below the carrying value. Accordingly, the Company provided full impairment against the investment in Marsland.

(b) Investment in Quleduo

Quleduo is a privately held company which is engaged in software design and development. In May and September 2023 and January 2024, the Company made a total cash consideration of $1,500,000 in three instalments to acquire 25% of equity interest in Quleduo. The Company had no significant influence over Quleduo because the Company did not assign any members in the board of Quleduo, nor did the Company engage in operating and financing activities of Quleduo. Quleduo is a privately held company, over which the Company neither has control nor significant influence through investment in ordinary shares. The Company accounted for the investment in Quleduo using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

Quleduo just commenced its operations in July 2023, and incurred minimal losses through June 30, 2024. For the three and six months ended June 30, 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considered both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of June 30, 2024 and December 31, 2023, the Company did not recognize impairment against the investment security.

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

DaoMax just commenced its operations in October 2023, and incurred minimal losses through June 30, 2024. For the three and six months ended June 30, 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considered both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of June 30, 2024 and December 31, 2023, the Company did not recognize impairment against the investment security.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

8. CONTENT ASSETS, NET

Content assets were comprised of the following:

	June 30,	December 31,
	2024	2023
Software	$581,000	$-
Produced contents		-
- in development and production	420,000	-
- released	606,900	-
Copyrights	1,537,600	-
	3,145,500	-
Less: accumulated amortization	(1,243,800)	-
Total	$1,901,700	$-

For the three and six months ended June 30, 2024, the Company recorded amortization expenses of $693,300 and $1,239,900, respectively, on intangible assets other than produced contents in development and production. The Company did not record amortization expenses for the three and six months ended June 30, 2023. The following is a schedule, by fiscal years, of amortization amount of content asset as of June 30, 2024:

For the six months ending December 31, 2024	$1,690,100
For the year ending December 31, 2025	184,600
For the year ending December 31, 2026	27,000
Total	$1,901,700

9. OPERATING LEASES

As of June 30, 2024 and December 31, 2023, the Company leases office spaces in the United States and Singapore under non-cancelable operating leases, with terms ranging within 12 months. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. The Company records the straight-line lease expense and any contingent rent, if applicable, in the account of “professional fees, general and administrative and other expenses” on the unaudited condensed consolidated statements of operations and comprehensive loss.

The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company applied practical expedient to account for short-term leases with a lease term within 12 months. The Company records operating lease expense in its unaudited condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term and record variable lease payments as incurred.

For the three months ended June 30, 2024 and 2023, the Company recorded rent expenses of $46,800 and $20,000, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded rent expenses of $56,600 and $31,900, respectively.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

10. EQUITY

Common Stock

As of December 31, 2023, the Company has been authorized to issue 40,000,000 shares of common stocks and had 31,724,631 shares issued and outstanding. On May 22, 2024, the board of the directors approved an increase of authorized capital stocks from 40,000,000 shares to 77,000,000 shares, consisting of (i) 75,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”), and (ii) 2,000,000 shares of preferred stock, par value $0.001 per share

On December 1, 2023, we entered into a Consulting Agreement with Honor Related LLC, a British Virgin Islands corporation (“Honor”), pursuant to which the Company has agreed to issue 30,000 restricted shares of the Company’s common stock, $0.001 par value per share, on December 31, 2023, March 31, 2024, June 30, 2024, and September 30, 2024. As of June 30, 2024, the Company has issued 90,000 restricted shares to Honor.

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

On May 9, 2024 the Company entered into various Subscription Agreements (the “Agreements”) with certain investors (collectively, the “Subscribers”), pursuant to which the Subscribers agreed, subject to certain terms and conditions of the Agreement, to purchase an aggregate of 1,681,817 shares of common stock, par value $0.001 (the “Shares”) for an aggregate purchase price of $3,700,000, or $2.20 per Share (the “Offering Purchase Price”) (the transactions contemplated under the Agreements, the “Offering”). In connection with the Offering, on May 9, 2024 (the “Effective Date”), the Company entered into a Finders Agreement with Web3 Capital Limited, a company formed under the laws of Cayman Islands (“Finder”). Under the Finders Agreement, the Finder was engaged on a non-exclusive basis to introduce potential subscribers that are non-U.S. Person (as defined in Regulation S) to the Offering. The Company has agreed to a fee, to be paid in common stock, equal to 5% of the shares subscribed by the investors introduced by the Finder. Upon the closing of the Offering, the Company issued 84,091 shares of its common stock to the Finder under the Finders Agreement.

As of the date of the report, 625,077 restricted stock units have been granted under the Amended and Restated 2021 Equity Incentive Plan, of which 466,377 have vested and 158,700 remain unvested. For the three and six months ended June 30, 2024, the Company recognized share-based compensation expenses of $810,500 and $1,038,700, respectively.

For the six months ended June 30, 2024, the Company issued an aggregated 57,077 shares of common stocks to two service providers, and recognized services expenses of $120,000 in the account of general and administrative expenses.

As of June 30, 2024, the Company has been authorized to issue 75,000,000 shares of common stocks and had 38,123,566 shares issued and outstanding.

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

10. EQUITY (CONTINUED)

Warrants

In connection with the private placement closed on January 17, 2024, the Company issued 2,490,000 warrants to certain investors. Each warrant entitling the holder to purchase one share of common stock at an exercise price of $1.50 per share at any time for a period of up to five (5) years starting six (6) months from the issuance date at which time the warrants will expire. No fractional shares of warrants will be issued in connection with any exercise. The number of warrants and the price of warrant may be subject to adjustment in the event of (i) recapitalization, reorganization, reclassification, consolidation, merger or sale, or (ii) stock dividends, subdivisions and combinations, As the warrants meet the criteria for equity classification under ASC 480 and ASC 815, therefore, the warrants are classified as equity. On January 17, 2024, the relative fair value of the warrants was $1,867,400, calculated using the Black-Scholes pricing model with the following assumptions:

As of January 17, 2024
Risk-free rate of return	4.02%
Estimated volatility rate	99.86%
Dividend yield	0%
Spot price of underling ordinary share	$2.8
Exercise price	$1.5
Relative fair value of warrant	$1,867,400

11. INCOME TAXES

The Company recorded income tax expenses of $400 in the three months ended June 30, 2024, or 0.0% of pre-tax loss, compared to $1,700 income tax expenses, or negative 0.1% of pre-tax loss in the three months ended June 30, 2023. The Company recorded income tax benefits of $276,200 in the six months ended June 30, 2024, or 5.0% of pre-tax loss, compared to $59,600 income tax benefits, or 2.1% of pre-tax loss in the six months ended June 30, 2023. The difference in the effective federal income tax rate from the normal statutory rate in the first quarter of 2024 was primarily because we recognized tax benefits arising from the reduction of valuation allowance on its deferred tax assets from FunVerse.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through June 30, 2024, the current year operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

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

MEGA MATRIX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

12. OPERATING SEGMENTS (CONTINUED)

Upon acquisition of FunVerse in January 2024, the Company commenced its short drama streaming platform business, and ceased its solo-staking activities in March 2024. During the three and six months ended June 30, 2024, the Company classified solo-staking activities as non-operating activities. Accordingly, for the three and six months ended June 30, 2024, the Company had one business segment, which is short drama streaming platform business. All revenues, cost of revenues and operating expenses were attributable to short drama streaming platform business for the three and six months ended June 30, 2024.

The following tables present summary information of operations by geographical area for the three and six months ended June 30, 2024.

	For the Three Months Ended June 30, 2024
	United States and	Asia-	Europe, Middle East	Latin
	Canada	Pacific	and Africa	America	Total
Membership and top-up streaming services revenue	$3,195,600	$1,941,000	$819,600	$315,400	$6,271,600
Online advertising services revenue	-	644,500	-	-	644,500
Total	$3,195,600	$2,585,500	$819,600	$315,400	$6,916,100

	For the Six Months Ended June 30, 2024
	United States and	Asia-	Europe, Middle East	Latin
	Canada	Pacific	and Africa	America	Total
Membership and top-up streaming services revenue	$7,850,500	$3,527,700	$1,956,400	$985,200	$14,319,800
Online advertising services revenue	-	1,287,900	-	-	1,287,900
Total	$7,850,500	$4,815,600	$1,956,400	$985,200	$15,607,700

For the three and six months ended June 30, 2023, the Company had two business segments, crypto-related business and the leasing of aircraft business which has ceased in the first quarter of 2024 and 2023 separately.

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

14. SUBSEQUENT EVENTS

On August 5, 2024, the Company closed a private placement with several accredited investors (“Purchasers”), relating to the issuance and sale to the Purchasers in a private placement of the following. The aggregate gross proceeds to the Company from the private placement were approximately $1.5 million, before deducting the placement agent commissions and estimated offering expenses payable by the Company. The Company expects the net proceeds from the Private Placement to be used for working capital and general corporate purposes.

(i)	340,909 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $2.20 per share and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 340,909 shares at a purchase price of $2.199 per pre-funded warrant;
(ii)	Series A common stock warrants to purchase up to an aggregate of 681,818 shares of Common Stock at an exercise price of $2.20 per share; and
(iii)	Series B common stock warrants to purchase up to an aggregate of 681,818 shares of Common Stock at an exercise price of $2.20 per share.

The Pre-Funded Warrants are exercisable immediately upon issuance and expire when exercised in full at an exercise price of $0.001 per share.

The Series A and Series B common stock warrants (collectively, the “Warrants”) will be exercisable immediately upon issuance. The Series A common stock warrants will expire twenty-four months following the issuance date and the Series B common stock warrants will expire five and one-half years following the issuance date.

The Pre-Funded Warrants and the Warrants to be issued in the private placement will provide that a holder of Pre-Funded Warrants or Warrants, as applicable, will not have the right to exercise any portion of its Pre-Funded Warrants or Warrants if such holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that each holder may increase or decrease the Beneficial Ownership Limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 9.99%. If there is no effective registration statement at the time of exercise, the Warrants may be exercised on cashless basis.

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

Prior to FlexTV, we, through our wholly-owned subsidiary, Savings Digital Pte. Ltd., a Singapore corporation (“SDP”), conducted solo-staking of our own cryptocurrency. In March 2024, the management has made the strategic decision to terminate the solo-staking business and focus on short drama streaming platform development. In addition, in May 2024, management decided not to hold Ethereum (ETH) and has since converted all of its ETH into USDT, and in turn converted all of its USDT into U.S. dollars. As of June 30, 2024, we own no digital assets or cryptocurrencies.

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

Our Business Model

FlexTV has already formed a mature content business model that integrates content production, distribution, and operation. Short drama content on the FlexTV platform is divided into two categories: one category consists of dramas in which we participate in production, primarily in English and Thai, and the other category consists of translated dramas, where we purchase the copyrights of completed high-quality short dramas from third parties and then translate them into multiple languages, including but not limited to, English, Spanish, Portuguese, Japanese, Korean, French, Arabic and Thai. As of July 31, 2024, FlexTV had a total inventory of over 300 (three hundred) short dramas, with 204 (two hundred and four) already released. Among the released dramas, fifty-three (53) are self-produced.

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

Network effects: As the platform’s content library accumulates, it attracts more users to watch content for longer durations, generating more revenue for the platform. This, in turn, attracts more studios to create content for the platform, resulting in a positive feedback loop.

Global distribution resources: We own the rights to series, translating them into various languages for global distribution. Through our proprietary advertising placement system, KOL distribution, and media copyright cooperation resources, we can rapidly increase the series’ influence and generate substantial revenue within a short period. Outstanding distribution capabilities are a key reason why studios choose to collaborate with our streaming platform.

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

Human Capital Resources

As of July 31, 2024, we had over 170 individuals, including 18 full-time employees and the remainder being indirect contractors. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. In addition to our direct employment, Yuder has engaged over 130 indirect contractors through a services agreement with a third-party company based in Asia. This agreement, entered into in November 2023 provides a cost-efficient way to support FlexTV operations on an as-needed basis. The number of indirect contractors is still increasing with the development of FlexTV. This strategy provides flexibility in managing our workforce.

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

On May 9, 2024, the Company signed and closed various Subscription Agreements (the “Agreements”) with certain investors (collectively, the “Subscribers”), pursuant to which the Subscribers agreed, subject to certain terms and conditions of the Agreement, to purchase an aggregate of 1,681,817 shares of common stock, par value $0.001 (the “Shares”) for an aggregate purchase price of $3,700,000, or $2.20 per Share (the “Offering Purchase Price”) (the transactions contemplated under the Agreements, the “Offering”). The Agreements contain customary representations, warranties and covenants of the parties.

On May 22, 2024, the board of directors approved an increase in authorized capital stocks to 77,000,000 shares, consisting of (i) 75,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”), and (ii) 2,000,000 shares of preferred stock, par value $0.001 per share

Key Components of Results of Operations

Revenues

We generated revenue primarily from (i) membership and top-up streaming services and (ii) online advertising services. For the three and six months ended June 30, 2024 and 2023, our revenues were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Membership and top-up streaming services	$6,271,600	$-	$14,319,800	$-
Online advertising services	644,500	-	1,287,900	-
	$6,916,100	$-	$15,607,700	$-

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

We recognize revenues ratably over the membership period and consumption of in-app coins as services are rendered.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2024			June 30, 2024
	United States	Other Countries	Total	United States	Other Countries	Total
Membership and top-up streaming services revenue
Top-up streaming services	$978,200	$1,858,500	$2,836,700	$4,394,700	$5,065,400	$9,460,100
Membership streaming services	2,048,300	1,386,600	3,434,900	3,026,700	1,833,000	4,859,700
	$3,026,500	$3,245,100	$6,271,600	$7,421,400	$6,898,400	$14,319,800
Recharge from users
Top-up streaming services	$1,516,500	$1,436,400	$2,952,900	$6,530,600	$4,094,700	$10,625,300
Membership streaming services	2,115,100	1,412,700	3,527,800	3,266,100	1,935,500	5,201,600
	$3,631,600	$2,849,100	$6,480,700	$9,796,700	$6,030,200	$15,826,900

Period Active Users (“PAU”)(1)	426,693	1,613,986	2,040,679	1,034,845	3,055,347	4,090,192
Average membership and top-up streaming services revenue per active user (“ARPU”)(2)	$7.09	$2.01	$3.07	$7.17	$2.26	$3.50
Period Paying Users (“PPU”) (3)	72,615	128,946	201,561	224,951	272,367	497,318
Average membership and top-up streaming services revenue per paying user (“ARPPU”)(4)	$41.68	$25.17	$31.12	$32.99	$25.33	$28.79

(1)	An active user is defined as a user who has downloaded and opened FlexTV app at least once.
(2)	ARPU is defined as average membership and top-up streaming services revenue generated by each active user in one period.
(3)	A paying user is defined as a user who has registered for a membership or topping up, provided a method of payment, and is entitled to access FlexTV services. This membership or topping up does not include participation in free trials or other promotional offers extended by the company to new users.
(4)	ARPPU is defined as average membership and top-up streaming services revenue generated by each paying user in one period.

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

Cost of revenues

For the three and six months ended June 30, 2024, the cost of revenues was primarily comprised of platform service fees charged by third party payment processors, amortization of produced contents and software and copyrights which were applied to produce short dramas and other expenses which were directly attributable to producing short dramas.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Platform service fees charged by third party payment processors	$1,844,800	$-	$4,543,600	$-
Amortization of content assets	693,200	-	1,239,900	-
Others	170,900	-	425,600	-
	$2,708,900	$-	$6,209,100	$-

Selling expenses

Selling and marketing expenses primarily consist of advertising expenses, primarily composed of traffic expenses, and other miscellaneous expenses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Advertising expenses	$4,254,400	$15,800	$11,928,300	$21,100
Others	90,300	-	134,800	-
	$4,344,700	$15,800	$12,063,100	$21,100

General and administrative expenses

General and administrative expenses primarily consist of (i) IT expenses, (ii) payroll and welfare expenses advertising expenses; (iii) professional and consulting expenses including legal expenses, audit expenses and other consultants, (iv) NYSE related expenses, and (v) other miscellaneous expenses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
IT expenses	$897,800	$3,300	$1,452,200	$8,000
Payroll and welfare expenses	1,004,200	594,200	1,566,900	940,200
Consulting expenses	827,600	738,200	1,631,700	1,302,900
Others	146,500	355,200	463,700	956,600
	$2,876,100	$1,690,900	$5,114,500	$3,207,700

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

United States

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state. Currently we are not under any audit examination from federal or state tax authority in the United States.

The tax expenses primarily come from the state minimum taxes and franchise taxes.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with the authoritative guidance on accounting for uncertainty in income taxes, we recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. As of June 30, 2024, we do not have any uncertain tax positions based on our analysis.

We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activities. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

Results of Operations

The following table represents our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
		(revised)		(revised)
Revenues	$6,916,100	$-	$15,607,700	$-
Cost of revenues	(2,708,900)	-	(6,209,100)	-
Gross profit	4,207,200	-	9,398,600	-

Operating expenses:
Selling expenses	(4,344,700)	(15,800)	(12,063,100)	(21,100)
General and administrative expenses	(2,876,100)	(1,690,900)	(5114,500)	(3,207,700)
Total operating expenses	(7,220,800)	(1,706,700)	(17,177,600)	(3,228,800)

Loss from operations	(3,013,600)	(1,706,700)	(7,779,000)	(3,228,800)

Other (expenses) income:
Changes in fair value of digital assets	(302,000)	130,500	2,238,700	345,900
Share of equity loss	-	(14,500)	-	(14,500)
Impairment of long-term investments	(224,800)	-	(224,800)	-
Interest expenses, net	(24,100)	-	(26,600)	-
Other (expenses) income, net	(7,700)	21,300	7,200	29,800
Total other (expenses) income, net	(558,600)	137,300	1,994,500	361,200

Loss from operations before income tax	(3,572,200)	(1,569,400)	(5,784,500)	(2,867,600)

Income tax (expenses) benefits	(400)	(1,700)	276,200	59,600
Net loss and comprehensive loss	$(3,572,600)	$(1,571,100)	$(5,508,300)	$(2,808,000)

For the three months ended June 30, 2024

Revenues

In January 2024, we commenced operations of FlexTV, which is a short drama streaming platform, through Yuder. For the three months ended June 30, 2024, we generated revenues from membership and top-up streaming services of $6,271,600 and online advertising service of $644,500, respectively. For the three months ended June 30, 2024, we had paying users of 201,561, among which 72,615 were from the United States. We earned ARPPU of $31.12 for the three months ended June 30, 2024.

For the three months ended June 30, 2023, we were engaged in solo-staking business, which was ceased in March 2024. Accordingly, we reclassified the revenues from solo-staking business to other income, net.

Cost of revenues

For the three months ended June 30, 2024, the cost of revenues was primarily comprised of platform service fees charged by third party payment processors and amortization of produced contents and software and copyrights which were applied to produce short dramas.

For the three months ended June 30, 2023, the cost of revenues was primarily comprised of IT expenses incurred to support our solo-staking business. With the cessation of the business in March 2024 and reclassification of revenues to other income, we reclassified the cost of revenues to general and administrative expenses.

Gross profit

Gross profit for the three months ended June 30, 2024 and 2023 was $4,207,200 and $nil, respectively.

Selling expenses

For the three months ended June 30, 2024, we incurred selling expenses of $4,344,700, which was primarily incurred for advertising expenses of $4,254,400, which was incurred for our short drama streaming platform.

For the three months ended June 30, 2023, we incurred advertising expenses of $15,800 which was incurred for our solo-staking business.

General and administrative expenses

For the three months ended June 30, 2024, we incurred general and administrative expenses of $2,876,100, representing an increase of $1,185,200, or 70.1% from $1,690,900 for the three months ended June 30, 2023. The increase was primarily attributed to an increase of $894,500 in IT expenses because we incurred more IT support expenses for our short drama streaming platform, and an increase of $410,000 in payroll and welfare expenses because we had an increase in headcounts with acquisition of Yuder in January 2024.

Income tax expenses

The Company recorded income tax expenses of $400 in the three months ended June 30, 2024, or nearly  0.01% of pre-tax loss, compared to $1,700 income tax expenses, or negative 0.1% of pre-tax loss in the three months ended June 30, 2023.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through June 30, 2024, the current year operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, as well as the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

Net Loss

As a result of the foregoing, net loss for the three months ended June 30, 2024 increased by $2,001,500 or 127.4%, to $3,572,600 from $1,571,100 for the three months ended June 30, 2023.

For the six months ended June 30, 2024

Revenues

For the six months ended June 30, 2024, we generated revenues from membership and top-up streaming services of $14,319,800 and online advertising service of $1,287,900, respectively. For the six months ended June 30, 2024, we had paying users of 497,318, among which 224,951 were from the United States. We earned ARPPU of $28.79 for the first half of 2024.

For the six months ended June 30, 2023, we were engaged in solo-staking business, which was ceased in March 2024. Accordingly, we reclassified the revenues from solo-staking business to other income, net.

Cost of revenues

For the six months ended June 30, 2024, the cost of revenues was primarily comprised of platform service fees charged by third party payment processors and amortization of produced contents and software and copyrights which were applied to produce short dramas.

For the six months ended June 30, 2023, the cost of revenues was primarily comprised of IT expenses incurred to support our solo-staking business. With the cessation of the business in March 2024 and reclassification of revenues to other income, we reclassified the cost of revenues to general and administrative expenses.

Gross profit

Gross profit for the six months ended June 30, 2024 and 2023 was $9,398,600 and $nil, respectively.

Selling expenses

For the six months ended June 30, 2024, we incurred selling expenses of $12,063,100, which was primarily incurred for advertising expenses of $11,928,300, which was incurred for our short drama streaming platform.

For the six months ended June 30, 2023, we incurred advertising expenses of $21,100 which was incurred for our solo-staking business.

General and administrative expenses

For the six months ended June 30, 2024, we incurred general and administrative expenses of $5,114,500, representing an increase of $1,906,800, or 59.4% from $3,207,700 for the six months ended June 30, 2023. The increase was primarily attributed to an increase of $1,444,200 in IT expenses because we incurred more IT support expenses for our short drama streaming platform, and an increase of $626,700 in payroll and welfare expenses because we had an increase in headcounts with acquisition of Yuder in January 2024.

Income tax benefits

The Company recorded income tax benefits of $276,200 in the six months ended June 30, 2024, or 5.0% of pre-tax loss, compared to $59,600 income tax benefits, or 2.1% of pre-tax loss in the six months ended June 30, 2023. The difference in the effective federal income tax rate from the normal statutory rate in the first half of 2023 was primarily because we recognized tax benefits arising from the reduction of valuation allowance on its deferred tax assets from FunVerse.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during periods in which those temporary differences become deductible. The Company considered several factors when analyzing the need for a valuation allowance including the Company’s current three-year cumulative loss through June 30, 2024, the current year operation forecast, the Company’s recent filing for protection under Chapter 11 of the bankruptcy code, as well as the operation uncertainty of the Company’s new business. Based on this analysis, the Company has concluded that a valuation allowance is necessary for its U.S. and foreign deferred tax assets not supported by either future taxable income or availability of future reversals of existing taxable temporary differences and has recorded a full valuation allowance on its deferred tax assets.

Net Loss

As a result of the foregoing, net loss for the six months ended June 30, 2024 increased by $2,700,300 or 96.2%, to $5,508,300 from $2,808,000 for the six months ended June 30, 2023.

Liquidity and Capital Resources

To date, we have financed our operating and investing activities primarily through cash generated from operating activities and equity financing through private placements. As of June 30, 2024, the Company held cash of approximately $5.0 million and time deposits of $7.0 million, which were easily convertible into cash over the market.

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

On May 9, 2024, the Company signed and closed various Subscription Agreements (the “Agreements”) with certain investors (collectively, the “Subscribers”), pursuant to which the Subscribers agreed, subject to certain terms and conditions of the Agreement, to purchase an aggregate of 1,681,817 shares of common stock, par value $0.001 (the “Shares”) for an aggregate purchase price of $3,700,000, or $2.20 per Share (the “Offering Purchase Price”) (the transactions contemplated under the Agreements, the “Offering”). The Agreements contain customary representations, warranties and covenants of the parties.

As of June 30, 2024, we had working capital of approximately $10.4 million, which is expected to support our operating and investing activities for the next 12 months.

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

Cash Flow

The following table sets forth a summary of our cash flows for the six months ended June 30, 2024 and 2023 presented:

	For the Six Months Ended June 30,
	2024	2023

Net cash provided by (used in) operating activities	8,142,100	(959,800)
Net cash used in investing activities	(1,291,700)	(850,000)
Net cash provided by financing activities	2,004,900	1,393,900
Net increase (decrease) in cash and cash equivalents	8,855,300	(415,900)
Cash, cash equivalents, beginning of period	3,129,800	7,263,600
Cash, cash equivalents, end of period	$11,985,100	$6,847,700

Operating activities

Net cash provided by operating activities for the six months ended June 30, 2024 was $8.1 million, primarily attributable to net loss of approximately $5.5 million, adjusted for (a) non-cash items including an increase in fair value of approximately $2.2 million in digital assets, amortization of content assets of approximately $1.2 million, and share-based compensation expenses to certain employees of approximately $1.0 million, and (b) changes in operating assets and liabilities including (i) a decrease of digital assets of approximately $12.3 million as we exchanged ETH and USDT into cash, (ii) an increase of approximately $1.2 million in contract liabilities, which was caused by acquisition of Yuder in January 2024.

The Company reported cash outflow of approximately $1.0 million from operating activities for the six months ended June 31, 2023 primarily attributable to net loss of approximately $2.8 million, adjusted for increase in fair value of ETH of approximately $0.3 million and share-based compensation expenses of approximately $0.2 million, and (b) changes in operating assets and liabilities including (i) a decrease of $0.2 million in prepaid expenses and other assets, (ii) a decrease of tax receivable of approximately $1.1 million because we received tax refund from tax authorities, partially net off by (iii) an increase of approximately $0.5 million in other current liabilities and accrued expenses.

Investing activities

For the six months ended June 30, 2024, the cash flow used in investing activities was approximately $1.3 million, which was primarily attributable to purchase of digital assets of approximately $0.6 million and investment in equity investees of approximately $0.5 million, loans of $0.3 million made to a related party, partially offset by acquisition of cash of approximately $0.1 million from acquisition of Yuder.

For the six months ended June 30, 2023, the Company reported cash flows of $0.9 million used in investing activities, which was primarily attributable to investment in two equity investees.

Financing activities

For the six months ended June 30, 2024, we raised cash of approximately $2.0 million from private placement closed in January 2024 and May 2024.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the material weakness described below, as of June 30, 2024, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the most recently completed quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 1, 2024, we entered into a Securities Purchase Agreement (“Purchase Agreement”), with two accredited investors (“Purchasers”), relating to the issuance and sale to the Purchasers in a private placement of: (i) 340,909 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $2.20 per share and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 340,909 shares at a purchase price of $2.199 per pre-funded warrant; (ii) Series A common stock warrants to purchase up to an aggregate of 681,818 shares of Common Stock at an exercise price of $2.20 per share; and (iii) Series B common stock warrants to purchase up to an aggregate of 681,818 shares of Common Stock at an exercise price of $2.20 per share. The private placement closed on August 5, 2024. The aggregate gross proceeds to the Company from the private placement were approximately $1.5 million, before deducting the placement agent commissions and estimated offering expenses payable by the Company. This transaction was made in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D as promulgated by the SEC under the Securities Act.

On May 9, 2024, we signed and closed various Subscription Agreements (the “Agreements”) with certain accredited investors (collectively, the “Subscribers”), pursuant to which the Subscribers agreed, subject to certain terms and conditions of the Agreement, to purchase an aggregate of 1,681,817 shares of common stock, par value $0.001 (the “Shares”) for an aggregate purchase price of $3,700,000, or $2.20 per Share (the “Offering Purchase Price”) (the transactions contemplated under the Agreements, the “Offering”). The Agreements contain customary representations, warranties and covenants of the parties. The closing of the Offering occurred on May 9, 2024. This transaction was made in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, Rule 506(b) of Regulation D as promulgated by the SEC under the Securities Act, and/or Regulation S as promulgated by the SEC under the Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
2.1	Third Amended and Restated Agreement and Plan of Merger by and between Mega Matrix Corp., Mega Matrix Inc. and MPU Merger Sub, Inc., dated May 31, 2024 (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2024)
3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2024)
4.1	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2024).
4.2	Form of Series A Common Stock Warrant (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2024).
4.3	Form of Series B Common Stock Warrant (incorporated herein by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2024).
4.4	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2024).
10.1	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2024)
10.2	Form of Independent Director Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2024).
10.3	Form of Share Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2024)
10.4	Form of Securities Purchase Agreement dated August 1, 2024 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2024).
10.5	Form of Registration Rights Agreement, dated August 1, 2024 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2024).
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2024	Mega Matrix Corp.

	By:	/s/ Yucheng Hu
Yucheng Hu
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Qin (Carol) Wang
Qin (Carol) Wang
Chief Financial Officer (Principal Financial Officer)