Form 10-K/A
period 2023-12-31
Mega Matrix Corp.
filed 2024-08-19
CIK 1036848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Original Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 18, 2024 (the “Original Filing Date”). We are filing this Amendment to reflect changes made in response to certain comments raised by the staff of the SEC in connection with our wholly owned subsidiary Mega Matrix Inc.’s filing of a Registration Statement on Form F-4 related to our proposed redomicile from Delaware to the Cayman Islands.

As a result of the above, we are filing this Amendment to amend and restate in their entirety the following Items: (i) Part I, Item 1. Business, (ii) Part I, Item 1A. Risk Factors, (iii) Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (iv) Part IV Item 15. Exhibits, Financial Statements Schedules. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), this Form 10-K/A also includes as exhibits the certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except for the foregoing, all other disclosures in the Original Form 10-K remain unchanged. We have not modified or updated disclosures presented in the Original Form 10-K, except as required to reflect the effects of the revisions in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and does not reflect events occurring after the Original Filing Date of the Original Form 10-K other than as described herein and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K except as specifically referenced herein. Accordingly, this Amendment and the Original Form 10-K should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K.

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

This cautionary statement should be read as qualifying all forward-looking statements included in this report, wherever they appear. We urge you to consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of forward-looking statements. All forward-looking statements and descriptions of risks included in this report are made as of the date hereof based on information available to us as of the date hereof, and except as required by applicable law, we assume no obligation to update any such forward-looking statement or risk for any reason. You should, however, consult the risks and other disclosures described in the reports we file from time to time with the SEC after the date of this report for updated information.

i

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

ii

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

On August 31, 2022, we acquired all of the equity interest in Saving Digital Pte. Ltd., a Singapore exempt private company limited by shares (“SDP”) with no operations and approximately $3,800 in cash, from our chairman Yucheng Hu for a nominal consideration of $10,000. Prior to March 5, 2024, SDP engaged in solo-staking and, prior to July 1, 2023, provided proof-of-staking technology tools. As of the date of this report, SDP has no customers.

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

On April 25, 2023, SDP, invested $300,000 in MarsLand Global Limited (“MarsLand”), a BVI company and held 30% interest in MarsLand. The other shareholders of MarsLand are non-affiliated. MarsLand will provide staking services to institutional clients such as Bit Digital. On July 1, 2023, MarsLand and SDP entered into a Master Right of Use and Services Agreement for a term of 12 months, pursuant to which MarsLand commits to use commercially reasonable efforts to provide SDP access to the Right of Use, including the use of Node(s) as mutually agreed, exclusively for SDP’s business purposes. In return, SDP will compensate MarsLand with a certain percentage of Net Revenue (as defined in the agreement), which percentage will be mutually agreed upon periodically. Fees could be made in U.S. dollars, USDC, USDT or ETH. Either party has the right to terminate by providing a 30-day advance notice, and on March 5, 2024, the Master Right of Use and Service Agreement was terminated by us. As of March 31, 2024, SPD did not have any amounts payable due to Marsland. Further, SDP has successfully applied for and registered the trademark “MarsProtocol” in Singapore and has entered into a trademark license agreement with MarsLand authorizing MarsLand the right to use the MarsProtocol trademark in connection with its staking as a service (“StaaS”) business. SDP was conducting Ethereum solo-staking in Singaporethe Company decided to focus entirely on its short drama streaming platform business, and as of March 5, 2024, it has ceased its solo-staking activities.

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

Risk Related to Digital Assets

Previously, we held stable coins such as USDC and/or USDT which exposed us to various risks associated with cryptocurrencies, including the following:

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

As of May 5, 2024, management decided not to hold ETH and converted all of its remaining 200 ETH into 635,864 USDT through Matrixport. As of May 6, 2024, we have completed the process of converting all of our ETH into USDT, and we currently do not hold any ETH. In March 2024, we started the process of exchanging all of our USDC and USDT into U.S. dollars through Matrixport, and as of June 21, 2024, we have completed the process of converting all of our USDC and USDT into U.S. dollars. From March 2024 through June 2024, the gross proceeds that we received for the conversion of our USDC and USDT into U.S. dollars were $1,498,150 and $12,287,013, respectively. We currently do not own any USDC, USDT or ETH, and we do not anticipate that we will acquire, accept, hold, or use digital assets or cryptocurrencies in the future.

If we hold stable coins, the value of stable coins that we hold may be subject to volatility and risk of loss.

Previously and as of March 31, 2024, we held approximately $3.1 million in USDC issued by Circle Internet Financial Public Limited Company (“Circle”). Stable coins are cryptocurrencies designed to have a stable value over time as compared to typically volatile cryptocurrencies, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar. For example, stable coins such as USDC are usually backed by the U.S. Dollar and other short-dated U.S. government obligations and are usually pegged to the U.S. dollar. On March 9, 2023, as a result of the bankruptcy of Silicon Valley Bank (“SVB”), Circle announced that $3.3 billion of its roughly $40 billion USDC reserves were held at SVB. As a result, Circle depegged the USDC from its $1.00 peg, trading as low as $0.87. This risk may result in the sell-off of USDC and volatility as to the value of stable coins, which would expose us to risk of potential loss and could have a material adverse effect on our ability to raise new funding and on our business, financial condition, and results of operations and prospects.

As of May 5, 2024, management decided not to hold ETH and converted all of its remaining 200 ETH into 635,864 USDT through Matrixport. As of May 6, 2024, we have completed the process of converting all of our ETH into USDT, and we currently do not hold any ETH. In March 2024, we started the process of exchanging all of our USDC and USDT into U.S. dollars through Matrixport, and as of June 21, 2024, we have completed the process of converting all of our USDC and USDT into U.S. dollars. From March 2024 through June 2024, the gross proceeds that we received for the conversion of our USDC and USDT into U.S. dollars were $1,498,150 and $12,287,013, respectively. We currently do not own any USDC, USDT or ETH, and we do not anticipate that we will acquire, accept, hold, or use digital assets or cryptocurrencies in the future.

Our Board and our management have identified certain material gaps with respect to risk management related to the holding of cryptocurrencies, if any, that if not adequately addressed, could negatively impact our operations and adversely affect the value of our shares.

Our Board and our management have identified the following material gaps with respect to risk management related to the holding of cryptocurrencies:

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

While we believe that these changes adequately address these gaps, there can be no assurance that these changes will be effective or adequate. If we fail to adequately address these gaps, the value of our cryptocurrencies may go down which could negatively impact or operations and adversely affect the value of our shares.

As of May 5, 2024, management decided not to hold ETH and converted all of its remaining 200 ETH into 635,864 USDT through Matrixport. As of May 6, 2024, we have completed the process of converting all of our ETH into USDT, and we currently do not hold any ETH. In March 2024, we started the process of exchanging all of our USDC and USDT into U.S. dollars through Matrixport, and as of June 21, 2024, we have completed the process of converting all of our USDC and USDT into U.S. dollars. From March 2024 through June 2024, the gross proceeds that we received for the conversion of our USDC and USDT into U.S. dollars were $1,498,150 and $12,287,013, respectively. We currently do not own any USDC, USDT or ETH, and we do not anticipate that we will acquire, accept, hold, or use digital assets or cryptocurrencies in the future.

If we hold stable coins, we will be subject to risks related to holding cryptocurrencies.

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

Previously, we used hot custodian, Matrix Trust Company Limited (“Matrixport”), a third party to store our cryptocurrencies such as USDC and/or USDT, if any. We selected Matrixport as our custodian due to its strong security measures and risk management practices, crucial for digital asset safety; its commitment to compliance with regulatory standards across various regions within the crypto industry; its diverse range of services, including trading, custody, and OTC transactions for both fiat and digital assets; and its solid market reputation in the crypto space in both the U.S. and Asia. The material terms of our custody agreement with Matrixport are as follows:

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

We do not anticipate we will acquire or use digital assets or cryptocurrencies in the future.

We may be exposed to various risks associated with the failure to safeguard our cryptocurrencies, such as USDC and/or USDT, if any.

We are exposed to following risks relating to the safeguarding of our cryptocurrencies such as USDC and/or USDT, if any:

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

As of May 5, 2024, management decided not to hold ETH and converted all of its remaining 200 ETH into 635,864 USDT through Matrixport. As of May 6, 2024, we have completed the process of converting all of our ETH into USDT, and we currently do not hold any ETH. In March 2024, we started the process of exchanging all of our USDC and USDT into U.S. dollars through Matrixport, and as of June 21, 2024, we have completed the process of converting all of our USDC and USDT into U.S. dollars. From March 2024 through June 2024, the gross proceeds that we received for the conversion of our USDC and USDT into U.S. dollars were $1,498,150 and $12,287,013, respectively. We currently do not own any USDC, USDT or ETH, and we do not anticipate that we will acquire, accept, hold, or use digital assets or cryptocurrencies in the future.

Cryptocurrency such as USDC and/or USDT may be stored in hot wallets such as Matrix Trust Company Limited (“Matrixport”), a third party, and may be subject to loss, theft or restriction on access.

Cryptocurrency such as USDC and USDT are stored in and accessed by cryptocurrency sites commonly referred to as “wallets.” A hot wallet refers to any cryptocurrency wallet that is connected to the Internet. Generally, hot wallets are easier to set up and access than wallets in cold storage, but they are also more susceptible to hackers and other technical vulnerabilities. Cold storage refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage is generally more secure than hot storage, but is not ideal for quick or regular transactions. Historically, we keep all of our cryptocurrency in a hot wallet maintained by Matrixport which may be subject to loss, theft or restriction on access. Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrencies, such as by attacking  Matrixport. As such, cryptocurrencies stored in “hot wallets” may be more susceptible to theft or compromise than cryptocurrencies stored in cold storage. There can be no assurance that our hot wallet will not be compromised.

As of May 5, 2024, management decided not to hold ETH and converted all of its remaining 200 ETH into 635,864 USDT through Matrixport. As of May 6, 2024, we have completed the process of converting all of our ETH into USDT, and we currently do not hold any ETH. In March 2024, we started the process of exchanging all of our USDC and USDT into U.S. dollars through Matrixport, and as of June 21, 2024, we have completed the process of converting all of our USDC and USDT into U.S. dollars. From March 2024 through June 2024, the gross proceeds that we received for the conversion of our USDC and USDT into U.S. dollars were $1,498,150 and $12,287,013, respectively. We currently do not own any USDC, USDT or ETH, and we do not anticipate that we will acquire, accept, hold, or use digital assets or cryptocurrencies in the future.

Potential that, in the event of a bankruptcy filing by a custodian, cryptocurrency held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof.

All of the cryptocurrencies custodied with Matrixport are held in segregated accounts such that they are segregated from the property of Matrixport and the assets of other Matrixport customers. The treatment of cryptocurrencies held by custodians that file for bankruptcy protection is uncharted territory in U.S. Bankruptcy law. We cannot say with certainty whether our cryptocurrencies held in custody by Matrixport, should it declare bankruptcy, would be treated as property of the bankruptcy estate and, accordingly, whether we would be treated as a general unsecured creditor with respect of our cryptocurrencies held in custody by Matrixport. If we are treated as a general unsecured creditor, we may not be able to recover our cryptocurrencies in the event of a Matrixport bankruptcy or a bankruptcy of any other custodian we may use in the future.

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

As of May 5, 2024, management decided not to hold ETH and converted all of its remaining 200 ETH into 635,864 USDT through Matrixport. As of May 6, 2024, we have completed the process of converting all of our ETH into USDT, and we currently do not hold any ETH. In March 2024, we started the process of exchanging all of our USDC and USDT into U.S. dollars through Matrixport, and as of June 21, 2024, we have completed the process of converting all of our USDC and USDT into U.S. dollars. From March 2024 through June 2024, the gross proceeds that we received for the conversion of our USDC and USDT into U.S. dollars were $1,498,150 and $12,287,013, respectively. We currently do not own any USDC, USDT or ETH, and we do not anticipate that we will acquire, accept, hold, or use digital assets or cryptocurrencies in the future.

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

Since January 7, 2024, through Yuder, we operate FlexTV, a short drama streaming platform based in Singapore that produces English and Thai dramas that are also translated into different languages for our users that are spread across various parts of the world such as Europe, America, and Southeast Asia. In addition to creating original dramas, Yuder also acquires third party content licenses which it then translates and distributes on its FlexTV platform. To deliver diverse and international content to our users, Yuder’s produces film in various parts of the world, including, but not limited to, the United States, Mexico, Australia, Thailand, and Philippines

Prior to FlexTV, we, through our wholly-owned subsidiary, Savings Digital Pte. Ltd, a Singapore corporation (“SDP”), conducted solo-staking of our own cryptocurrency. The management has made the strategic decision to terminate the solo-staking business and focus on short drama streaming platform development. In March 2024, we started the process of exchanging all of our USDC and USDT into U.S. dollars through Matrixport, and as of June 21, 2024, we have completed the process of converting all of our USDC and USDT into U.S. dollars. From March 2024 through June 2024, the gross proceeds that we received for the conversion of our USDC and USDT into U.S. dollars were $1,498,150 and $12,287,013, respectively. As of May 6, 2024, we have completed the process of converting all of our ETH into USDT, and we currently do not hold any ETH. As of June 21, 2024, we do not own any USDC, USDT or ETH, and we do not anticipate that we will acquire, accept, hold, or use digital assets or cryptocurrencies in the future.

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

The Company recognized revenues from solo-staking, in the form of ETH, on a daily basis. The Company recognized the revenue by reference to the number of ETH we earned and the closing price published by Matrixport Cactus Custody. The staked ETH cannot also be used and allocated. The Company’s staking expenses are primarily service fees charged by Matrixport Cactus Custody (“cactus fees”). The Company recognized the expenses on a daily basis, referring to the number of ETH charged by Matrixport Cactus and the closing price of the day. For the years ended December 31, 2023 and 2022, we recognized cactus fees of approximately $17,200 and $17,400, respectively.

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

On April 25, 2023, SDP, invested $300,000 in MarsLand Global Limited (“MarsLand”), a BVI company and held 30% interest in MarsLand. The other shareholders of MarsLand are non-affiliated. MarsLand will provide staking services to institutional clients, including us and Bit Digital. Further, SDP has successfully applied for and registered the trademark “MarsProtocol” in Singapore and has entered into a license agreement with MarsLand authorizing MarsLand the right to use the MarsProtocol trademark in connection with its staking as a service (“StaaS”) business. As of March 2024, SDP has stopped Ethereum solo-staking business to focus on FlexTV.

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

For the year ended December 31, 2023 and 2022, the Company purchased USDC of approximately $734,900 and $nil, respectively, in cash or USDT. For the same period, the Company also purchased USDT of approximately $3,146,600 and $nil, respectively, in cash. The Company records unit price of US$1.0 for acquisition of each unit of USDC or USDT. For the year ended December 31, 2023 and 2022, all of the Company’s digital assets are stored in hot custodian, Matrix Trust Company Limited (“Matrixport”), a third party. The material terms of its custody agreement with Matrixport are as follows:

(a) Matrixport will act as the custodian for the Company’s digital assets and hold such digital assets in trust in accordance with the agreement. Matrixport does not have the authority to exercise any investment or tax planning discretion regarding the Company’s digital assets, and will not act as an advisor, broker or agent when executing our instructions.

(b) Matrixport is only responsible for the safekeeping of the Company’s digital assets which are delivered into its possession and control by the Company.

(c) For any transfer of the Company’s digital assets from its account, Matrixport will hold such proceeds for transfer until receipt of written disbursement instructions from the Company.

(d) To the extent permitted by applicable laws and regulations and Matrixport’s internal policies and procedures, Matrixport shall transfer our digital assets in accordance with our instructions, provided that sufficient digital assets are available to effect the instructions and for paying any outstanding amounts owing to Matrixport.

(e) The Company’s custody account at Matrixport is not a deposit account and will not accrue interest. Further the Company’s custody account is not insured by FDIC.

(f) The Company’s executive officer has access to the Company’s custody account at Matrixport, however, only the Company’s chief executive officer and chief financial officer, acting jointly, have the authority to release the Company’s digital assets from custody.

The Company currently does not have insurance covering our loss of digital assets. As such, no insurance providers have inspection rights.

As of the date of this report, we did not and have no plans to collateralize any of these digital assets for any loan, margin, rehypothecation, or other similar activities to which we or our affiliates are a party. In addition, we have not issued any digital assets or held any digital assets on behalf of third parties. We have not experienced any excessive redemption or withdrawals, or have suspended redemptions or withdrawals, of digital assets.

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

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) Exhibits:

The following exhibits are filed as part of this report:

Exhibit No.	Description
2.1	Joint Chapter 11 Plan of Reorganization of AeroCentury Corp. and Its Debtor Affiliates. (Incorporated by reference to Exhibit A of the Order of the Bankruptcy Court, as incorporated herein by reference to Exhibit 2.1 to the registrant’s Report on Form 8-K filed with the SEC on August 31, 2021).
2.2	Agreement and Plan of Merger by and between Mega Matrix Corp. and MarsProtocol Inc., dated December 7, 2022 (Incorporated by reference to Exhibit 2.1 to the registrant’s Report on Form 8-K filed with the SEC on December 7, 2022).
2.3	Amended and Restated Agreement and Plan of Merger by and between Mega Matrix Corp. and MarsProtocol Inc., dated April 14, 2023 (Incorporated by reference to Exhibit 2.1 to the registrant’s Report on Form 8-K filed with the SEC on April 17, 2023).
2.4	Second Amended and Restated Agreement and Plan of Merger by and between Mega Matrix Corp., Mega Matrix Inc. and MPU Merger Sub, Inc., dated December 26, 2023 (Incorporated by reference to Exhibit 2.1 to the registrant’s Report on Form 8-K filed with the SEC on December 27, 2023).
3.1.1	Second Amended and Restated Certificate of Incorporation of AeroCentury Corp (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
3.1.2	Certificate of Amendment to the Certificate of Incorporation of AeroCentury Corp. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on December 29, 2021).
3.1.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of AeroCentury Corp. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on March 25, 2022)
3.2	Third Amended and Restated Bylaws of AeroCentury Corp (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Report on Form 8-K filed with the SEC on March 25, 2022).
3.3	Fourth Amended and Restated Bylaws of Mega Matrix Corp. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K filed with the SEC on December 18, 2023).
4(vi)	Description of Securities (Incorporated by reference to Exhibit 4(vi) to the registrant’s Report on Form 10-K filed with the SEC on March 30, 2022).
4.1	Form of Warrant Certificate (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Report on Form 8-K filed with the SEC on January 18, 2024).
10.1§	Plan Sponsor Agreement, dated as of August 16, 2021, by and among AeroCentury Corp., JetFleet Holding Corp., and JetFleet Management Corp. and Yucheng Hu, Hao Yang, Jing Li, Yeh Cheng, Yu Wang, TongTong Ma, Qiang Zhang, Yanhua Li, and Yiyi Huang. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.2§	Securities Purchase Agreement, dated as of September 30, 2021, by and among AeroCentury Corp, the Plan Sponsor, and Yucheng Hu, in the capacity as the representative for the Plan Sponsor. (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.3§	Series A Preferred Stock Purchase Agreement, dated as of September 30, 2021, by and between JetFleet Holding Corp. and AeroCentury Corp. (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.4	Form of Independent Director Agreement (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.5+	Form of Employment Agreement (Incorporated herein by reference to Exhibit 10.5 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).

10.6+	Employment Agreement by and between AeroCentury Corp and Florence Ng, dated as of October 1, 2021 (Incorporated herein by reference to Exhibit 10.6 to the registrant’s Report on Form 8-K filed with the SEC on October 1, 2021).
10.7†	Alspace Metaverse Project Entrusted Development Agreement between Feng Yue Technology Limited and AeroCentury Corp., dated as of October 1, 2021 (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Report on Form 10-K filed with the SEC on March 30, 2022).
10.8+	Amendment to Employment Agreement by and between AeroCentury Corp. and Florence Ng, dated as of November 1, 2021 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on November 4, 2021).
10.9+	Amendment to Employment Agreement by and between AeroCentury Corp and Yucheng Hu, dated as of December 16, 2021 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on December 17, 2021).
10.10	2021 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on January 3, 2022).
10.11+	Second Amendment to Employment Agreement by and between AeroCentury Corp. and Florence Ng, dated as of March 25, 2022 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on March 25, 2022).
10.15+	Termination Agreement by and between Mega Matrix Corp. and Florence Ng, dated September 16, 2022 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on September 21, 2022).
10.16	Consulting Agreement by and between Mega Matrix Corp. and Florence Ng, dated September 16, 2022 (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Report on Form 8-K filed with the SEC on September 21, 2022).
10.17	Consulting Agreement by and between Mega Matrix Corp. and FNC Advisory Limited, dated September 16, 2022 (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Report on Form 8-K filed with the SEC on September 21, 2022).
10.18	Form of Securities Purchase Agreement, dated September 29, 2022 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on September 30, 2022).
10.19	Form of Securities Purchase Agreement, dated December 23, 2022 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on December 27, 2022).
10.20	Shareholders Agreement dated March 1, 2023 (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed with the SEC on March 7, 2023).
10.21	Termination Agreement between Bit Digital Singapore Pte Ltd., Saving Digital Pte Ltd., and Marsprotocol Technologies Pte Ltd. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 9, 2023).
10.22	Share Exchange Agreement dated January 7, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 8, 2024).
10.23	Shareholders Agreement dated January 7, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 8, 2024).
10.24	Form of Unit Subscription Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 18, 2024).
10.25+	Termination Agreement between the Company and Yunheng (Brad) Zhang, dated as of January 15, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 19, 2024).
10.26+	Form of Restricted Stock Unit Award Agreement under the 2021 Amended and Restated Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 19, 2024).
21.1	Subsidiaries of Mega Matrix Corp. (Incorporated by reference to Exhibit 21.1 to Form 10-K originally filed on March 18, 2024 with the SEC).
23.1	Consent of Audit Alliance LLP, Independent Registered Public Accounting Firm
31.1	Certification of Yucheng Hu, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Qin (Carol) Wang, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Yucheng Hu, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Qin (Carol) Wang, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy (Incorporated by reference to Exhibit 97 to Form 10-K originally filed on March 18, 2024 with the SEC).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certificates are furnished to, but shall not be deemed to be filed with, the SEC.

§	Schedules and other similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. The signatory hereby undertakes to furnish supplemental copies of any of the omitted schedules and attachments upon request by the SEC.

+	Management contract or compensatory plan or arrangement.

†	In accordance with Item 601 of Regulation S-K, certain portions of this exhibit will be omitted because they are not material and would likely cause competitive harm to the registrant if disclosed. The registrant agrees to provide an unredacted copy of the exhibit on a supplemental basis to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mega Matrix Corp.

Dated: August 19, 2024	By:	/s/ Yucheng Hu
Yucheng Hu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Qin (Carol) Wang
Qin (Carol) Wang
Chief Financial Officer
(Principal Financial Officer)

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

On January 7, 2024, we entered into and closed a definitive Share Exchange Agreement with FunVerse Holding Limited, a British Virgin Islands company (“FunVerse”), a company incorporated under the laws of the British Virgin Islands and the sole parent company of Yuder Pte, Ltd. (“Yuder”), and the shareholders of FunVerse. Following the transaction, the Company now owns sixty percent (60%) of capital stock of FunVerse. Through Yuder, FunVerse now operates FlexTV, a short drama streaming platform based in Singapore that produces English and Thai dramas that are also translated into different languages for our users that are spread across various parts of the world such as Europe, America, and Southeast Asia. In addition to creating original dramas, Yuder also acquires third party content licenses which it then translates and distributes on its FlexTV platform. To deliver diverse and international content to our users, Yuder produces film in various parts of the world, including, but not limited to, the United States, Mexico, Australia, Thailand, and Philippines

Upon the deconsolidation of JMC and its subsidiaries, the Company would focus on its short drama streaming platform business. We have ceased our staking activities and decided to dispose all of our Ethereum holdings. The management believed the deconsolidation does not represent a strategic shift, in both operating and financing aspects, because it is not changing the way it is running its business. The Company has not shifted the nature of its operations or the major geographic market area. The management believed the deconsolidation of does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. The deconsolidation is not accounted as discontinued operations in accordance with ASC 205-20.

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has noted the following errors in relation to its consolidated financial statements for the year ended December 31, 2022 that had been filed on March 31, 2023. The errors related to the reclassification digital assets and stable coins, and reclassification of other income and impairment of goodwill.

a.	Reclassification of digital assets and stable coins

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to the Nearest Hundred US Dollar, except for share data, unless otherwise stated)

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The following tables present the effects of correcting this error on the Company’s financial statements as of December 31, 2022, and for the year ended December 31, 2022:

	December 31, 2022
Consolidated balance sheet	As previously reported	Adjustments	As Restated
Stable coins	3,062,100	(90,100)	2,972,000
Digital assets	369,200	90,100	459,300

	For the year ended December 31, 2022
Consolidated statements of operations	As previously reported	Adjustments	As Restated

Other income	1,478,800	(1,478,800)	-
Gross (loss) profit	1,144,800	(1,478,800)	(334,000)
Impairment of goodwill	-	4,688,600	4,688,600
Total operating expenses	5,803,300	4,688,600	10,491,900
Loss from operations	(4,658,500)	(6,167,400)	(10,825,900)
Impairment of digital assets	(4,688,600)	4,688,600	-
Other income	-	1,478,800	1,478,800

	For the year ended December 31, 2022
Consolidated statements of cash flows	As previously reported	Adjustments	As Restated

Changes in operating assets and liabilities:
Stable coins	730,900	90,100	821,000
Accounts payable and accrued expenses	(1,301,000)	(90,100)	(1,391,100)

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

Stable coins

The Company’s stable coins primarily consist of USD Coin (“USDC”). USDC is issued by Circle Internet Financial Public Limited Company (“Circle”) that is backed by dollar denominated assets held by the issuer in segregated accounts with U.S. regulated financial institutions. The Company generally redeem one USDC for one U.S. dollar from Matrixport Cactus Custody, its principal market for ETH. Pursuant to definition of financial assets in ASC Master Glossary, USDC is accounted for as a financial instrument because it conveys to the Company a right to receive cash. Because one USDC is pegged to one U.S. dollar, the Company recognized and measured USDC at unit price of US$1.00.

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

The Company measures the fair value of digital assets on a daily basis, and refers to the daily closing prices published by Matrixport Cactus Custody as the fair value. Gains or losses on exchange of digital assets were computed at the difference of fair value of digital assets on exchange dates and payable due to vendors. For the year ended December 31, 2023, the Company recorded an increase in fair value of digital assets of $1,721,900. As of January 1, 2023, the Company recorded a cumulative-effect adjustment of $30,600 to accumulated deficits. The Company tracks its cost basis of digital assets in accordance with the first-in-first-out (“FIFO”) method of accounting. Refer to Note 5 – Digital Assets, for further information regarding the Company’s impact of the adoption of ASU 2023-08.

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

Management of the Company considers the carrying amount of cash and cash equivalents, stable coins, taxes receivables, other receivables, other payables and other taxes payable based on the short-term maturity of these instruments to approximate their fair values because of their short-term nature.

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

As of December 31, 2023 and 2022, the Company held 254,400 and 2,972,000 USDC, respectively. The fair value of USDC were kept at $1.00 because one USDC is pegged to one U.S. dollar.

The following table presents additional information about USDC for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
		As Restated
Opening balance	$2,972,000	$-
Collection of USDC from subscription fee from investors	300,000	3,093,000
Collection of USDC from other services	6,800	-
Purchases of USDC	139,900	-
Collection of USDC from exchange of USDT	595,000	-
Collection of USDC from exchange of ETH and BNB	-	446,600
Investment in an equity-method investee in USDC	(300,000)	-
Exchange of USDC into ETH	(2,894,400)	-
Payment of service fees and other expenses	(564,900)	(567,600)
Ending balance	$254,400	$2,972,000

5. DIGITAL ASSETS

Digital asset holdings were comprised of the following:

	For the Years Ended December 31,
	2023	2022
		As Restated
ETH	$7,123,300	$369,200
USDT	573,400	90,100
	$7,696,700	$459,300

The following table presents the Company’s ETH and USTD holdings as of December 31, 2023:

	Quantity	Cost Basis	Fair Value
ETH	3,122.48	$5,978,300	$7,123,300
USDT	573,400	$573,400	$573,400

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

As of December 31, 2023 and 2022, the Company held 573,400 and 90,100 USDT, respectively. The fair value of USDT were kept at $1.00 because one USDT is pegged to one U.S. dollar.

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