Form 10-Q/A
period 2024-03-31
Mega Matrix Corp.
filed 2024-08-19
CIK 1036848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MPU	NYSE American LLC

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “Original Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on May 8, 2024 (the “Original Filing Date”). We are filing this Amendment to reflect changes made in response to certain comments raised by the staff of the SEC in connection with our wholly owned subsidiary Mega Matrix Inc.’s filing a Registration Statement of Form F-4 of which our quarterly financial statements were a part of.

As a result of the above, we are filing this Amendment to amend and restate in their entirety the following items: (i) Part I, Item 1. Financial Statements, (ii) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (iii) Part II, Item 1A. Risk Factors. In addition, we are including Part II, Item 6. Exhibits to include the new certifications of our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2), and Exhibits 101 and 104 for the Interactive Files. Except for the foregoing, all other disclosures in the Original Form 10-Q remain unchanged. We have not modified or updated disclosures presented in the Original Form 10-Q, except as required to reflect the effects of the restatement as set forth in this Amendment. This Amendment should be read in conjunction with the Original Form 10-Q and does not reflect events occurring after the Original Filing Date of the Original Form 10-Q other than as described herein and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q, except as specifically referenced herein. Accordingly, this Amendment and the Original Form 10-Q should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-Q.

Unless the context indicates otherwise, references in this report to the “Company,” “Mega Matrix” “we,” “us,” “our” and similar terms refer to Mega Matrix Corp. and its consolidated subsidiaries.

PART I - Financial Information

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

The following table presents additional information about USDC for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Opening balance	$254,400	$2,972,000
Collection of USDC from subscription fee from investors	-	50,000
Purchases of USDC	610,000	-
Collection of USDC from exchange of ETH	2,391,700	-
Exchange of USDC into ETH and USDT	(100,000)	(285,700)
Payment of service fees and other expenses	(9,800)	(228,200)
Ending balance	$3,146,300	$2,508,100

6. DIGITAL ASSETS

Digital asset holdings were comprised of the following:

	March 31, 2024	December 31, 2023
ETH	$1,458,800	$7,123,300
USDT	6,392,300	573,400
	$7,851,100	$7,696,700

The following table presents the Company’s ETH and USTD holdings as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Quantity	Cost Basis	Fair Value
ETH	399.89	$1,458,800	$1,458,800
USDT	6,392,300	$6,392,300	$6,392,300

	As of December 31, 2023
	Quantity	Cost Basis	Fair Value
ETH	3,122.48	$5,978,300	$7,123,300
USDT	573,400	$573,400	$573,400

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

The following tables present summary information of operations by geographical area for the three months ended March 31, 2024.

	For the Three Months Ended March 31, 2024
	United States and	Asia-	Europe, Middle East	Latin
	Canada	Pacific	and Africa	America	Total
Membership and top-up streaming services revenue	$4,654,900	$1,586,700	$1,136,800	$669,800	$8,048,200
Online advertising services revenue	-	643,400	-	-	643,400
Total	$4,654,900	$2,230,100	$1,136,800	$669,800	$8,691,600

As of March 31, 2024, the non-current assets represented long-term investments which were not allocated to geographical areas.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2023 and the audited consolidated financial statements and notes included therein (collectively, the “2023 Annual Report”), as well as our unaudited condensed consolidated financial statements and the related notes included in this report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, we have presumed that readers have access to and have read the disclosure under the same heading contained in the 2023 Annual Report. This discussion and analysis contains forward-looking statements. Please see the cautionary note regarding these statements at the beginning of this report.

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

Prior to FlexTV, the Company, through our wholly-owned subsidiary, Savings Digital Pte. Ltd, a Singapore corporation (“SDP”), conducted solo-staking of our own cryptocurrency. The Company’s management has made the strategic decision to terminate the solo-staking business and focus on short drama streaming platform development. In addition, as of May 5, 2024, management decided not to hold ETH and converted all of its remaining 200 ETH into 635,864 USDT through Matrixport. As of May 6, 2024, we have completed the process of converting all of our ETH into USDT, and we currently do not hold any ETH. In March 2024, we started the process of exchanging all of our USDC and USDT into U.S. dollars through Matrixport, and as of June 21, 2024, we have completed the process of converting all of our USDC and USDT into U.S. dollars. From March 2024 through June 2024, the gross proceeds that we received for the conversion of our USDC and USDT into U.S. dollars were $1,498,150 and $12,287,013, respectively. As of June 21, 2024, we do not own any USDC, USDT or ETH, and we do not anticipate that we will acquire, accept, hold, or use digital assets or cryptocurrencies in the future.

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

Cash Flow

The following table sets forth a summary of our cash flows for the years ended March 31, 2024 and 2023 presented:

	For the Three Months Ended March 31,
	2024	2023

Net cash (used in) provided by operating activities	(96,900)	78,700
Net cash used in investing activities	(991,700)	-
Net cash provided by financing activities	809,900	1,305,000
Net (decrease) increase in cash and cash equivalents	(278,700)	1,383,700
Cash, cash equivalents, beginning of period	3,129,800	7,263,600
Cash, cash equivalents, end of period	$2,851,100	$1,065,616

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

PART II—OTHER INFORMATION

ITEM 1A – RISK FACTORS

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

Risk Related to Digital Assets

If we hold stable coins, that may expose us to various risks associated with cryptocurrencies.

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

We may be exposed to various risks associated with the failure to safeguard our cryptocurrencies such as USDC and/or USDT, if any.

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

Risks Related to our Company

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

Date: August 19, 2024	Mega Matrix Corp.

	By:	/s/ Yucheng Hu
Yucheng Hu
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Qin (Carol) Wang
Qin (Carol) Wang
Chief Financial Officer (Principal Financial Officer)